Form 10-K
period 1993-12-31
OLIN CORP
filed 1994-03-14
CIK 74303

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31,1993
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-1070
                                OLIN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                VIRGINIA                               13-1872319
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

     120 LONG RIDGE ROAD STAMFORD,                  06904 (ZIP CODE)
   CONNECTICUT (ADDRESS OF PRINCIPAL
           EXECUTIVE OFFICES)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (203) 356-2000

                               ----------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS            ON WHICH REGISTERED
              -------------------          -----------------------
                 Common Stock              New York Stock Exchange
                                           Chicago Stock Exchange
                                           Pacific Stock Exchange
         Common Stock Purchase Rights      New York Stock Exchange
                                           Chicago Stock Exchange
                                           Pacific Stock Exchange
      Series A Conversion Preferred Stock  New York Stock Exchange

                               ----------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ----------------
  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X  NO    .

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

                               ----------------
  AS OF JANUARY 31, 1994, THE AGGREGATE MARKET VALUE OF REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF REGISTRANT WAS APPROXIMATELY $1,005,776,656. THE APPRAISED VALUE OF THE ESOP PREFERRED SHARES AS INDICATED IN THE MOST RECENT INDEPENDENT APPRAISER'S QUARTERLY REPORT WAS USED IN DETERMINING THE MARKET VALUE OF SUCH SHARES.

                               ----------------
AS OF JANUARY 31, 1994, 19,110,486 SHARES OF THE REGISTRANT'S COMMON STOCK WERE
                                  OUTSTANDING.

                               ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE
 PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS FORM
                           10-K AS INDICATED HEREIN:

                                                       PART OF 10-K
                       DOCUMENT                   INTO WHICH INCORPORATED
                       --------                   -----------------------
      1993 Annual Report to Shareholders of Olin    Parts I, II, and IV
       Proxy Statement relating to Olin's 1994           Part III
            Annual Meeting of Shareholders

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Stamford, Connecticut. It is a manufacturer concentrated in chemicals, metals, defense-related products and services, and ammunition. The chemicals segment is divided into three areas or divisions:
Chemicals, Chlor-Alkali and Electronic Materials. Chemicals includes industrial isocyanurates and acids, flexible urethanes, pool chemicals, performance urethanes, biocides and surfactants and fluids. Chlor-alkali includes chlor-alkali products, sodium hydrosulfite and high strength bleach products. Electronic Materials includes image-forming and related specialty chemicals and electronic interconnect materials and services. Products in the metals segment include copper and copper alloy sheet, strip, rod, tube and fabricated parts and stainless steel strip. The defense and ammunition segment includes small, medium and large caliber military ammunition, sporting ammunition and advanced technology products and services for aerospace and defense customers.

  Information as to the sales and assets attributable to each of Olin's industry segments for each of the last ten fiscal years appears on page 19 of the 1993 Annual Report to Shareholders of Olin ("1993 Shareholders Report") and in Exhibit 13 hereto. Such information with respect to the last three fiscal years is incorporated by reference in this Report. Information as to operating income of Olin's industry segments for each of the last three fiscal years contained in the Note "Segment Information" of the Notes to Financial Statements on pages 28 and 29 of the 1993 Shareholders Report and in Exhibit 13 hereto is incorporated herein by reference.

  The term "Olin" as used herein means Olin Corporation and its subsidiaries unless the context indicates otherwise.

PRODUCTS AND SERVICES

  The following is a list of the principal and certain other products and services provided by Olin and its affiliates as of December 31, 1993 within each industry segment. Principal products on the basis of annual revenues are highlighted in bold face.

                                   CHEMICALS

                                                                                                       MAJOR RAW MATERIALS
 PRODUCT LINE                                                                                           & COMPONENTS FOR
 OR DIVISION           PRODUCTS & SERVICES         MAJOR END-USES            PLANTS & FACILITIES*       PRODUCTS/SERVICES
 ------------       ------------------------- ------------------------   ---------------------------- ---------------------
 Chlor-alkali
 Chlor-alkali       CHLORINE/CAUSTIC SODA     Pulp & paper processing,   Augusta, GA                  salt, electricity
                                              chemical manufacturing,    Charleston, TN
                                              water purification,        McIntosh, AL
                                              manufacture of vinyl       Niagara Falls, NY (Niachlor)
                                              chloride, bleach
- ------------------------------------------------------------------------------------------------------------------------------------
 Other Chlor-alkali Sodium Hydrosulfite       Paper, textile & clay      Augusta, GA                  caustic soda,
  Products                                    bleaching                  Charleston, TN               sulfuric acid,
                                                                         Salto, Brazil                sulfur dioxide
            ---------------------------------------------------------------------------------------------------------------
                    HyPure(TM) products       Industrial &               Charleston, TN               chlorine, caustic
                                              institutional cleaners,                                 soda
                                              textile bleaching
- ------------------------------------------------------------------------------------------------------------------------------------
 Chemicals
 Urethanes          TOLUENE DIISOCYANATE                                 Lake Charles, LA             di-nitrotoluene,
                    (TDI)                     Intermediate for           Fukuoka, Japan (Kyodo        chlorine, ammonia,
                                              flexible foam used in       TDI Limited Company)        natural gas
                                              furniture,
                    Flexible polyols          bedding, carpet            Brandenburg, KY              propylene oxide,
                                              underlay,                  Punta Camacho, Venezuela     ethylene oxide
                                              transportation,             (Etoxyl, C.A.)
                                              packaging                  Ibaraki-ken, Japan
                                                                          (Asahi-Olin Ltd.)
            ---------------------------------------------------------------------------------------------------------------
                    Urethane systems          Packaging & insulation     Ibaraki-ken, Japan           polyols, methylene
                                                                          (Asahi-Olin, Ltd.)          diphenyl diisocyanate
                                                                         Salto, Brazil
- ------------------------------------------------------------------------------------------------------------------------------------
 Industrial         CDB(R) Chlorinated        Sanitizers for             S. Charleston, WV            chlorine, caustic
  Isocyanurates     isocyanurates             industrial & household     Lake Charles, LA             soda, urea
                                              cleaners                   Salto, Brazil
            ---------------------------------------------------------------------------------------------------------------
                    Virgin & regenerated      Petroleum refining,        Beaumont, TX                 sulfur, oxygen
                    sulfuric acid             agricultural chemicals     Shreveport, LA
- ------------------------------------------------------------------------------------------------------------------------------------
 Pool Chemicals     HTH(R), SOCK-IT(R),       Residential & commercial   Charleston, TN               chlorine, lime,
                    PULSAR(R), SUN-BURST(TM), pool sanitizing, water     Igarassu, Brazil (Nordesclor caustic soda
                    DURATION(R) & CCH(R)      purification                S.A.)
                    CALCIUM HYPOCHLORITE                                 Kempton Park, S. Africa
                                                                          (Aquachlor
                                                                          (Proprietary) Ltd.)
                                                                         Brisbane, Australia
            ---------------------------------------------------------------------------------------------------------------
                    PACE(R), SUN(R)           Residential & commercial   Lake Charles, LA             chlorine, caustic
                    CHLORINATED               pool sanitizing, water     Livonia, MI                  soda, urea
                    ISOCYANURATES             purification               S. Charleston, WV
                                                                         Amboise, France
                                                                          (Hydrochim, S.A.)
- ------------------------------------------------------------------------------------------------------------------------------------
 Performance        Aliphatic isocyanates     Coatings, elastomers,      Lake Charles, LA             chlorine, specialty
  Urethanes                                   adhesives & sealants                                    aliphatic amines
            ---------------------------------------------------------------------------------------------------------------
                    Specialty polyols         Elastomers, adhesives,     Brandenburg, KY              propylene oxide,
                                              coatings, sealants &       Ibaraki-ken, Japan           ethylene oxide
                                              rigid foam                  (Asahi-Olin, Ltd.)

- --------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                                                                                    MAJOR RAW MATERIALS
 PRODUCT LINE         PRODUCTS                                                  PLANTS               & COMPONENTS FOR
 OR DIVISION         & SERVICES              MAJOR END-USES                 & FACILITIES*            PRODUCTS/SERVICES
 ------------ ------------------------- ------------------------   -------------------------------- -------------------
 Hydrazine    Hydrazine solutions &     Intermediate in blowing    Lake Charles, LA                 chlorine, caustic
              hydrazine-based           agents & agricultural      McIntosh, AL                     soda, ammonia,
              propellants               chemicals; boiler water                                     dimethylamine,
                                        treatment, rocket &                                         monomethylamine
                                        satellite propellants
- -----------------------------------------------------------------------------------------------------------------------
 Biocides     Zinc Omadine(R) Biocide   Antidandruff agents        Rochester, NY                    pyridine, zinc
              & Sodium Omadine(R)       in shampoo, preservative   Swords, Ireland                  salts, chlorine
              Biocide                   in metal working fluids,
                                        coatings,
                                        adhesives, plastics, an-
                                        tifouling agent in
                                        marine paints
      -----------------------------------------------------------------------------------------------------------------
              Custom chemicals          Chemical intermediates     Rochester, NY
              manufacturing
- -----------------------------------------------------------------------------------------------------------------------
 Organics     Anionic & nonionic        Household, industrial &    Brandenburg, KY                  ethylene oxide,
              surfactants, glycols,     institutional cleaners,    Punta Camacho,                   propylene oxide
              glycol ethers, fluids     basestocks for water        Venezuela (Etoxyl, C.A.)
                                        based metal-
                                        working/hydraulic fluids
- -----------------------------------------------------------------------------------------------------------------------
Electronic Materials
 Electronic   High purity acids &       Used as process aids in    Chandler, AZ                     various acids
  Chemicals   solvents, dopants,        semi-conductor             Nazareth, PA                     & solvents,
              vapor deposition          manufacturing              Seward, IL                       ammonia-based
              chemicals, specialty                                                                  etchants
              etchants
      -----------------------------------------------------------------------------------------------------------------
              Photoresists & polyimides Used as semiconductor      Brandenburg, KY                  diazo compounds,
                                        components and/or as       East Providence, RI (OCG         rubber polymers,
                                        process aids in             Microelectronic                 novolak polymers,
                                        semiconductor               Materials, Inc.)                solvents,
                                        manufacturing              Tempe AZ (OCG                    photoinitiators,
                                                                    Microelectronic                 polyimide polymers
                                                                    Materials, Inc.)
                                                                   Zwijndrecht, Belgium (OCG
                                                                    Microelectronic Materials N.V.)
                                                                   Shizuoka, Japan (Fuji-Hunt
                                                                    Electronics Technology
                                                                    Co., Ltd.)
                                                                   Basle, Switzerland (OCG
                                                                    Microelectronic Materials AG)
      -----------------------------------------------------------------------------------------------------------------
              Conductive coatings &     Membrane keyboards,        Ontario, CA                      various precious
              adhesives, polymer        medical devices, defense                                    metals
              thick film                electronics
      -----------------------------------------------------------------------------------------------------------------
              Toners, developers        Used in computer           Berea, OH                        resins,
                                        printers                   Kallo, Belgium                   hydrocarbons

- --------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                                                                             MAJOR RAW MATERIALS
 PRODUCT LINE         PRODUCTS                                             PLANTS             & COMPONENTS FOR
 OR DIVISION         & SERVICES             MAJOR END-USES              & FACILITIES*         PRODUCTS/SERVICES
 ------------ ------------------------ ------------------------   ------------------------- ---------------------
 Interconnect High performance,        All industry market        New Bedford, MA           all metals, metal
  Materials   high reliability,        segments; computer,         (Aegis, Inc.)            alloys, metal
              hermetic metal           communications, medical,                             matrix composites,
              packages for the         industrial,                                          special alloys and
              microelectronics         instrumentation,                                     glasses
              industry                 automotive, consumer,
                                       aerospace and military
      -----------------------------------------------------------------------------------------------------------
              High performance         Integrated circuits &      Manteca, CA               specialty aluminum
              integrated circuit       multi-chip modules for                               alloys & specialty
              packaging materials      computer,                                            adhesives
                                       telecommunications,
                                       instrumentation &
                                       automotive products

                                    METALS

 Olin Brass   COPPER & COPPER ALLOY    Electronic connectors,     Bryan, OH                 copper, zinc &
              SHEET & STRIP            lead frames, electrical    East Alton, IL            other nonferrous
              (STANDARD & HIGH         components,                Indianapolis, IN          metals
              PERFORMANCE)             communications,            Waterbury, CT
                                       automotive, builders'      Iwata, Japan (Yamaha-Olin
                                       hardware, coinage           Metal Corporation)
      -----------------------------------------------------------------------------------------------------------
              Network of metals        Electronic connectors,     Alliance, OH              copper & copper alloy
              service centers          electrical components,     Caguas, PR                sheet, strip, rod,
                                       communications,            Carol Stream, IL          tube & steel &
                                       automotive, builders'      Allentown, PA             aluminum strip
                                       hardware, household        Warwick, RI
                                       products                   Watertown, CT
                                                                  Yorba Linda, CA
      -----------------------------------------------------------------------------------------------------------
              Beryllium copper strip   High performance           East Alton, IL            beryllium copper
                                       electronic applications
      -----------------------------------------------------------------------------------------------------------
              POSIT-BOND(R) CLAD METAL Coinage strip & blanks     East Alton, IL            cupronickel,
                                                                                            copper & aluminum
      -----------------------------------------------------------------------------------------------------------
              ROLLED COPPER FOIL,      Printed circuit boards,    Waterbury, CT             copper, zinc
              COPPERBOND(R) FOIL,      electrical & electronic,                             & other nonferrous
              STAINLESS STEEL STRIP    automotive                                           metals, stainless
                                                                                            steel
      -----------------------------------------------------------------------------------------------------------
              COPPER ALLOY SEAMLESS    Utility condensers,        Cuba, MO                  copper, zinc & other
              & WELDED TUBE            industrial heat            Indianapolis, IN          nonferrous metals
                                       exchangers,
                                       refrigeration & air
                                       conditioning, builders'
                                       hardware, automotive
      -----------------------------------------------------------------------------------------------------------
              Fabricated products      Builders' hardware,        East Alton, IL            brass & stainless
                                       cartridge cases, shaped    Coventry, U.K.            steel strip
                                       charge cones,               (Techniche Olin Limited)
                                       transportation,
                                       household & recreational
                                       products
      -----------------------------------------------------------------------------------------------------------
              Copper & copper alloy    Fasteners, electrical      Indianapolis, IN          copper, zinc & other
              rod & wire               connectors,                                          nonferrous metals
                                       transportation, plumbing
                                       & builders' hardware

- --------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                             DEFENSE AND AMMUNITION

                                                                                           MAJOR RAW MATERIALS
 PRODUCT LINE         PRODUCTS                                           PLANTS             & COMPONENTS FOR
 OR DIVISION         & SERVICES             MAJOR END-USES           & FACILITIES*          PRODUCTS/SERVICES
 ------------ ------------------------ ------------------------   -------------------- ---------------------------
 Ordnance     LARGE CALIBER MILITARY   Used by tanks &            Marion, IL           various metals,
              AMMUNITION, MORTARS,     artillery                  Red Lion, PA         propellants,
              PROJECTILES &                                       St. Marks, FL        fibre products, sub-
              COMPONENTS                                          St. Petersburg, FL   contracted components
      ------------------------------------------------------------------------------------------------------------
              MEDIUM CALIBER MILITARY  Used by ground             Marion, IL           Ball Powder(R) propellant,
              AMMUNITION & COMPONENTS  vehicles, ships,                                explosives, various metals,
                                       helicopters & aircraft                          sub-contracted components
      ------------------------------------------------------------------------------------------------------------
              BALL POWDER(R)           Small caliber commercial   St. Marks, FL        nitrocellulose
              PROPELLANT, EXPLOSIVES   ammunition, small,
              & research & development medium & large caliber
              for propulsion systems   military ammunition
      ------------------------------------------------------------------------------------------------------------
              Demilitarization of      Contracts for disposal     Marion, IL           Government supplied
              medium & large caliber   of U.S. Government                              ammunition & rocket
              ammunition & rocket      surplus ammunition &                            motors
              motors                   rocket motors
      ------------------------------------------------------------------------------------------------------------
              Government-owned         Maintenance of U.S. Army   Baraboo, WI          sub-contracted &
              arsenal operations       production plant & laid-   Idaho Falls, ID      government-supplied
              (GOCO) & management      away plant & management    (Babcock & Wilcox    components
              operations (M&O)         of U.S. Energy              Idaho, Inc.)
                                       Department plant
      ------------------------------------------------------------------------------------------------------------
              Gas generators           Specialty solid-           Marion, IL           various metals, solid
                                       propellant gas                                  propellant ingredients
                                       generators & for                                & subcontracted
                                       missiles & aircraft                             components
- ------------------------------------------------------------------------------------------------------------------
 Aerospace    Pulsed power systems     Pulsed high voltage gen-   San Leandro, CA      sub-contracted
                                       erators, nuclear radia-                         components,
                                       tion simulators, accel-                         including capacitors
                                       erators, high frequency
                                       modulators, military
                                       hardware survivability
                                       assessment, high power
                                       microwave systems
      ------------------------------------------------------------------------------------------------------------
              Anti-armor systems       Design, development &      San Leandro, CA      various metals,
                                       testing of advanced        Tracy, CA            sub-contracted
                                       antiarmor warhead sys-     Lucerne, Switzerland components, explosive
                                       tems for various anti-                          ingredients
                                       tank missiles; volume
                                       production of missile-
                                       body metal parts; load,
                                       assembly & pack of vari-
                                       ous explosive devices
      ------------------------------------------------------------------------------------------------------------
              Low-voltage power        Design, development,       Redmond, WA          electronic piece
              conditioning &           test & production of                            parts, printed
              controlling devices;     aircraft, missile,                              wireboards, formed
              digital test equipment;  spacecraft, shipboard &                         metal parts
              airborne electronic      van-mounted power
              products                 equipment for military &
                                       commercial applications;
                                       design, development,
                                       test & production of
                                       microprocessor-based
                                       stores test equipment
                                       for military aircraft

- --------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                                                                        MAJOR RAW MATERIALS
 PRODUCT LINE          PRODUCTS                                          PLANTS          & COMPONENTS FOR
 OR DIVISION          & SERVICES             MAJOR END-USES          & FACILITIES*       PRODUCTS/SERVICES
 ------------  ------------------------ ------------------------   ------------------ -----------------------
 Aerospace     Hydrazine rocket         Directional control        Moses Lake, WA     various metals,
  (continued)  engines; advanced        rockets & propulsion       Redmond, WA        sub-contracted
               propulsion systems &     systems for satellite &                       components,
               components; inflation    space vehicles, launch                        hydrazine liquid
               systems; specialty       vehicles, tactical                            propellant, ammonium
               solid-propellant         missiles & projectiles;                       nitrate- and sodium
               devices                  specialty solid-                              azide-based solid
                                        propellant gas                                propellant
                                        generator-based devices                       ingredients
                                        for munitions
                                        dispensing, fire
                                        suppression, flotation &
                                        other inflation systems
- -------------------------------------------------------------------------------------------------------------
 Winchester(R) WINCHESTER(R) SPORTING   Hunters & recreational     East Alton, IL     brass, lead, steel,
               AMMUNITION (SHOT-        shooters, law              Geelong, Australia plastic, Ball Powder(R)
               SHELLS, SMALL CALIBER    enforcement agencies                          propellant,
               CENTERFIRE &                                                           explosives
               RIMFIRE AMMUNITION)
      -------------------------------------------------------------------------------------------------------
               Small caliber military   Infantry and mounted       East Alton, IL     brass, lead, Ball
               ammunition               weapons                                       Powder(R) propellant,
                                                                                      explosives
      -------------------------------------------------------------------------------------------------------
               Government-owned         Maintenance and            Independence, MO   brass, lead, Ball
               arsenal operation (GOGO) operation of U.S. Army                        Powder(R) propellant,
                                        small caliber military                        explosives,
                                        ammunition production                         government supplied
                                        plant                                         components
      -------------------------------------------------------------------------------------------------------
               Industrial products (8   Maintenance applications   East Alton, IL     brass, lead,
               gauge loads & powder-    in power & concrete        Geelong, Australia plastic, Ball
               actuated tool loads)     industries, powder-                           Powder(R) propellant,
                                        actuated tools in                             explosives
                                        construction industry


- --------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

1993 DEVELOPMENTS

  In December 1993, Olin announced a series of strategic actions, consisting of personnel reductions, business restructurings, including consolidations and re-alignments within divisions, provisions for costs at sites of discontinued businesses, future environmental liabilities and other charges. As a result of these actions, Olin recorded a pre-tax charge to earnings of $213 million ($132 million aftertax) in the fourth quarter of 1993.

  On October 1, 1993, Olin sold its interest in Langenberg Kupfer und Messingwerke GmbH & Co KG to its partner, Wieland-Werke AG, and in so doing dissolved their four-year old German joint venture partnership. The companies will continue joint research and development activities, and Wieland will market certain Olin alloys in Europe.

  In July 1993, Olin and GenCorp Inc. announced that they are holding discussions regarding the possible acquisition by Olin of certain assets of the medium caliber ordnance business of GenCorp Inc. To date, the companies have not reached a definitive agreement. Discussions are continuing and any agreement would be subject to a number of conditions including approval by the boards of directors of both companies.

INTERNATIONAL OPERATIONS

  Olin has sales offices and subsidiaries in various countries which support the worldwide export of products from the United States as well as overseas production facilities. In addition, Olin has manufacturing interests, both direct and through joint ventures, in several foreign countries.

  An Olin subsidiary in Ireland manufactures biocides for personal care and industrial applications; a Brazilian subsidiary manufactures urethane systems and Reductone(R) sodium hydrosulfite. An Olin Hunt subsidiary located in Belgium packages toners which are marketed throughout Europe. OCG Microelectronic Materials, a group of companies owned by Ciba-Geigy Limited and Olin, markets photoresists, polyimides and other image forming chemicals throughout Europe. A joint venture of OCG Microelectronic Materials, Inc. and Fuji Photo Film Co., Ltd. manufactures photoresists in Japan and markets them throughout the Far East.

  Nordesclor S.A., a joint venture with S.A. Industrias Votorantim, a Brazilian company, manufactures calcium hypochlorite. Through a joint venture with Sentrachem Limited, Olin has an interest in a plant in South Africa for the production of HTH(R) pool chemicals. Olin holds a 100% interest in Hydrochim, S.A. a French chloroisocyanurate repacking operation.

  Olin has interests in plants in Japan and Venezuela for the production of urethane polyols and other specialty chemicals through joint ventures with Asahi Glass Company Ltd. and Corimon, C.A.S.A.C.A., respectively. Olin also has an interest in a plant recently completed in Venezuela for the production of ethylene oxide and ethylene glycol through a joint venture with Corimon, C.A.S.A.C.A., Petroquimica de Venezuela S.A. and the International Finance Corporation. A joint venture of Olin and Asahi Glass Company Ltd. has an interest in a TDI production plant in Japan with Mitsui Toatsu.

  Yamaha-Olin Metal Corporation, a joint venture with Yamaha Corporation, manufactures high-performance copper alloys in Japan for sale to the electronics industry throughout the Far East.

  Techniche Olin Limited, a joint venture with a U.K. company, manufactures shaped charge cones in Coventry, England and markets them to prime contractors for inclusion in armor piercing munitions for certain West European countries.

  An Olin subsidiary loads and packs sporting and industrial ammunition in Australia.

  The geographic segment data contained in the Note "Segment Information" of the Notes to Financial Statements on pages 28 and 29 of the 1993 Shareholders Report and Exhibit 13 hereto are incorporated by reference in this Report.

CUSTOMERS AND DISTRIBUTION

  During 1993, no single nongovernmental customer accounted for more than 2% of Olin's total consolidated sales and U. S. government sales accounted for 15% of Olin's total consolidated sales. Products which Olin sells to industrial or commercial users or distributors for use in the production of other products constitute a major part of Olin's total sales. Some of its products, such as pool chemicals, sporting ammunition and brass, are sold to a large number of users or distributors, while others, such as certain industrial chemicals, are sold in substantial quantities to a relatively small number of industrial users.

  Most of Olin's products and services are marketed primarily through its sales force and sold directly to various industrial customers, the U.S. Government and its prime contractors to wholesalers and other distributors.

  Chemicals. Principal customers of Olin's chemicals products include the pulp and paper industries, vinyl chloride manufacturers, household and industrial cleaner suppliers, municipal and industrial wastewater treatment companies, specialty chemical manufacturers, flexible and rigid foam suppliers, automotive companies, packaging suppliers, the refrigeration industry, manufacturers of adhesives, coatings, elastomers and sealants, suppliers of various consumer products including shampoos and swimming pool sanitizers, semiconductor manufacturers, non-impact computer printer manufacturers and defense contractors. Principal customers of Olin's interconnect materials business are suppliers to semiconductor manufacturers and major computer and telecommunications manufacturers.

  Metals. Principal customers of Olin's copper and copper alloy strip, sheet and rod and seamless and welded tube include producers of electrical and electronic equipment, builders' hardware and appliances, the plumbing, automotive and air-conditioning industries and manufacturers of a variety of consumer goods.

  Olin manufactures cartridge brass for its ammunition business and for other ammunition makers. Olin also serves numerous high-technology markets through a thin-gauge reroll operation that produces stainless steels, high-temperature alloys and glass sealing alloys, in addition to copper and copper alloys. Posit-Bond(R) clad metal has made Olin a major supplier of metal to the U.S. Mint. Olin also sells various alloys to foreign governments for coinage purposes.

  The metal products business is also focused on the electronics market, providing high performance and high quality materials needed by the electronics industry and other advanced technology customers. These materials include Olin-developed proprietary alloys and Copperbond(TM) treated copper foil marketed to the printed circuit industry.

  Fabricated products are principally sold to ammunition manufacturers, the U.S. Armed Forces, building product suppliers, household product manufacturers and automotive manufacturers.

  Defense and Ammunition. The principal customers of the Ordnance division are the U.S. Department of Defense and certain foreign governments. Principal customers of the Aerospace division are the U.S. Government, major defense contractors, aerospace companies and certain foreign governments. The principal users of the Winchester division's products are recreational shooters, hunters, law enforcement agencies, the power and concrete industries, the construction industry, the U.S. Armed Forces and certain foreign governments.

GOVERNMENT SALES

  U.S. Government sales were approximately $354 million in 1993, $409 million in 1992 and $453 million in 1991.

  Approximately 89% of such 1993 sales were to the Department of Defense or agencies thereof. In addition, Olin operates certain Government owned plants, including the Lake City Army Ammunition Plant in Independence, Missouri, for which Olin receives fee income. Products and services sold to the Government, to Government contractors or friendly foreign governments include ammunition, propellant and specialty defense products and services. Olin also manufactures and blends hydrazine based fuels for the Government for use as a propellant for the Space Shuttle, satellites and expendable launch vehicles. The U.S. Mint purchases cupronickel for nickels and Posit-Bond(R) clad metal for other U.S. coins. Ammunition cups and strip are sold to Government contractors for ultimate delivery to the Government.

  Olin's Government business is performed under both cost reimbursement and fixed price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fixed fee, an incentive fee based upon actual performance as compared to contractual targets, or an award fee based upon unilateral evaluation by the Government. Olin's fixed price contracts are either firm fixed price contracts or incentive contracts under which Olin shares certain savings or overruns with the Government.

  Government contracts generally have provisions for audit by the Government, and cost reimbursement contracts have limitations on reimbursable costs. Contracts may be terminated at the Government's convenience upon payment of certain termination costs and, in some cases, profits. Olin's Government business is subject to Government procurement regulations.

  Continuing reductions in the levels of defense procurement are currently adversely affecting the Defense and Ammunition segment's performance and may continue to do so in future years. Consequently, these reductions may also adversely affect, to a lesser extent, Olin's financial performance in future years, including its income, liquidity, capital resources and financial condition. In addition, changes in the strategic direction of defense spending and the timing of defense procurement may also adversely affect this segment and Olin. The precise impact of defense spending cutbacks will depend on the level of cutbacks, the extent to which these cutbacks are in the conventional ammunition area and Olin's ability to mitigate the impact of the cutbacks with new business or by business consolidations. Olin currently provides services to the U.S. Government in facilities management and is pursuing other business areas such as ordnance demilitarization. In view of continuing spending cutbacks of the Department of Defense, the historical financial information of the Defense and Ammunition segment and, to a lesser extent, of Olin, may not be indicative of future performance.

COMPETITION

  Olin is in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses. With respect to certain product groups, such as ammunition and copper alloys, and with respect to certain individual products, such as pool chemicals, chlor-alkali and urethane products, Olin is one of the largest manufacturers or distributors in the United States. With respect to its many other products, Olin's share of total domestic sales varies greatly.

EMPLOYEES

  As of December 31, 1993, Olin had approximately 12,438 employees (excluding approximately 1,529 employees at Government owned contractor operated facilities), approximately 11,878 of whom were working in the United States and approximately 560 of whom were working in foreign countries. A majority of the hourly paid employees are represented, for purposes of collective bargaining, by various labor unions. Some labor contracts extend for as long as four years, but during each year new agreements must be negotiated in a number of Olin's plants. Two major labor contracts were renewed in 1993. One major collective bargaining agreement will expire in 1994. While relations between Olin and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without work stoppages. No major work stoppages have occurred in the last three years.

RESEARCH ACTIVITIES; PATENTS

  Olin's research activities are conducted both on a product group and corporate-wide basis at a number of facilities. Company sponsored research expenditures were approximately $41 million during 1993, $39 million during 1992 and $41 million during 1991. Customer sponsored research expenditures (primarily U.S. Government) were approximately $88 million in 1993, $84 million in 1992 and $71 million in 1991.

  Olin owns, or is licensed under, a number of patents, patent applications and trade secrets covering its products and processes. Olin believes that, in the aggregate, the rights under such patents and licenses are important to its operations, but does not consider any patent or license or group thereof related to a specific process or product to be of material importance when viewed from the standpoint of Olin's total business.

RAW MATERIALS AND ENERGY

  Olin purchases the major portion of its raw material requirements. The principal basic raw materials required by Olin for its production of chemicals are various hydrocarbons, salt, lime, electricity, proplylene oxide, ethylene oxide, natural gas, toluene, sulfur, ammonia and urea. Copper, zinc and various other nonferrous metals are required for the metals business. Lead, brass and propellant are the principal raw materials used in the ammunition business. Olin's principal basic raw materials are typically purchased pursuant to multiyear contracts. In addition, Olin uses many chemicals produced in its own operations as raw materials, intermediates or processing agents in the production of various other chemical products. In the manufacture of ammunition, Olin uses a substantial percentage of its own output of smokeless powder and cartridge brass. Additional information with respect to specific raw materials is set forth in the table above under the caption entitled "Products and Services."

  Electricity is the predominant energy source for Olin's manufacturing facilities. Olin's facilities are served by utilities which generate electricity principally from coal and natural gas.

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS

  The establishment and implementation of federal, state and local standards to regulate air, water and land quality has affected and will continue to affect substantially all of Olin's plants. Facilities and equipment to protect the environment do not inherently produce any significant increase in product capacity, efficiency or revenue, and their operation generally entails additional expense and energy consumption. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. Olin employs waste minimization and pollution prevention programs at its manufacturing sites. In order to help finance the cleanup of waste disposal sites, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("Superfund"), imposes a tax on the sale of various chemicals, including chlorine, caustic and certain other chemicals produced by Olin, and on the disposal of certain hazardous wastes.

  Olin is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Environmental provisions charged to income amounted to $85 million in 1993, $17 million in 1992, and $18 million in 1991. The significant increase in 1993 resulted from expanded volumes of contaminants uncovered while remediating a particular site, combined with the availability of more definitive data from progressing investigatory activities concerning both the nature and extent of contamination and remediation alternatives at other sites. Charges to income for investigatory and remedial efforts were material to operating results in 1993, 1992, and 1991 and may be material to net income in future years.

  Cash outlays for environmental-related activities totalled $93 million in 1993 as compared with $103 million in 1992 and $90 million in 1991. During 1993, $49 million of these cash outlays were directed towards normal plant operations for the disposal of waste and the installation, operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards. Comparable spending for 1992 and 1991 was $62 million and $65 million, respectively. Included in the costs for normal plant operations were environmental capital expenditures for pollution control equipment and pollution abatement facilities. Spending for environmental capital expenditures was $11 million in 1993 and $25 million in both 1991 and 1992. The 1991 and 1992 environmental capital expenditures include construction costs for a waste water treatment facility at the company's Lake Charles plant. Historically, Olin has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

  Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were $44 million in 1993, $41 million in 1992 and $25 million in 1991. These amounts were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years.

  Olin's estimated environmental liability at the end of 1993 was attributable to 70 sites, 34 of which were on the National Priority List ("NPL"). Ten sites accounted for approximately 75% of such liability and, of the remaining sites, no one site accounted for more than three percent of such liability. Four of these ten sites were in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either Olin, the United States Environmental Protection Agency ("EPA") or other potentially responsible parties ("PRP's"). At another four of the ten sites, a Record of Decision ("ROD") or its equivalent has been issued by either the EPA or responsible state agency and Olin either alone, or as a member of a PRP group, was engaged in performing the remedial measures required by that ROD. At the remaining two of the ten sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All ten sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

  Total environmental-related cash outlays for 1994 are estimated to be $90 million, of which $50 million is expected to be spent on normal plant operations, including $10 million on capital projects, and $40 million on investigatory and remedial efforts.

  Annual environmental-related cash outlays for capital projects, site investigation and remediation, and normal plant operations are expected to range between $90-$105 million over the next several years. While the company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the company's ability to obtain contributions from other parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcome of which is subject to various uncertainties) may be decided unfavorably against Olin.

  See also Item 3, Legal Proceedings below, the Note "Environmental" of the Notes to Financial Statements contained in the 1993 Shareholders Report and
Exhibit 13 hereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated in this Report for additional information regarding environmental matters affecting Olin.

ITEM 2. PROPERTIES

  Olin has plants at 35 separate locations in 20 states and 3 plants in 3 foreign countries. Most plants are owned; a number of small plants and portions of one major plant are leased. Listed under Item 1 above in the table set forth under the caption "Products and Services" are the locations at or from which Olin's products and services are manufactured, distributed or marketed by segment.

  Olin leases warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments throughout the country and overseas.

ITEM 3. LEGAL PROCEEDINGS

  (a) In December 1979, an action was commenced in the U.S. District Court in New York by the United States against Occidental Chemical Corporation (then known as Hooker Chemical & Plastics Corporation) ("Oxychem"), certain related companies, Olin and the City of Niagara Falls, New York, alleging that chemical wastes are migrating in violation of environmental laws or regulations from a site in Niagara Falls where Oxychem and Olin own adjacent, inactive chemical waste landfills. The United States is seeking injunctive relief and an order requiring Oxychem and Olin, among other things, to secure the landfill site, install a leachate collection system and treat whatever leachate is collected, as well as an order requiring Oxychem and Olin to place $16.5 million in trust or provide a bond to ensure that the site will be secured. The United States is also seeking civil penalties for each day of alleged violation of the Clean Water Act which currently has a maximum daily penalty of $25,000.

  In November 1980, the State of New York filed a complaint as co-plaintiff in the same action based upon essentially the same factual allegations as in the suit brought by the United States. The State is seeking $100 million compensatory damages and $100 million punitive damages. The State is also requesting a court order to abate the alleged nuisance and penalties of $10,000 per day for alleged violations of each of four provisions of New York's Environmental Conservation Law. In 1983, the State filed a motion to amend its complaint to include a count under CERCLA (Comprehensive Environmental Response, Compensation and Liability Act of 1980) alleging damage to natural resources. In 1986, the Department of Justice filed a motion to amend its complaint to include a CERCLA and SARA (Superfund Amendments and Reauthorization Act of 1986) count. Oxychem and Olin have filed in opposition to the motions and the court has deferred a ruling on both motions.

  The U.S. Environmental Protection Agency ("EPA") notified Olin and Oxychem of an aggregate of $3,050,000 in agency oversight costs on the project.

  Under a stipulation entered into by all parties in 1984, Olin and Oxychem undertook a site remedial investigation which was completed in October 1988. Subsequently, the parties entered into a further stipulation under which Oxychem and Olin conducted a feasibility study of possible remedial measures. Olin does not expect these stipulations to have any further effect on the outcome of this matter. The remedial investigation and feasibility study was completed in July 1990. On September 24, 1990, EPA issued a Proposed Remedial Action Plan and on September 29, 1990 a Record of Decision ("ROD"). The EPA selected remedy was estimated to cost $30 million. On September 30, 1991, the EPA issued an administrative order directing Olin and Oxychem to implement the remedy identified in the September 29, 1990 Record of Decision. Olin and Oxychem have agreed to perform the remedy identified on such order. The cost of any remedy is expected to be shared by Olin and Oxychem in an agreed-upon proportion. Olin believes that any liability incurred by it in this matter will not materially affect its financial condition.

  (b) In June 1987, the EPA issued a ROD recommending remedial actions and ecological studies with respect to mercury contamination at the site of Olin's former mercury cell chlor-alkali plant in Saltville, Virginia. In August 1987, EPA, under Section 122 of CERCLA, asked Olin to undertake the work called for in the ROD, and Olin agreed to do so. Olin's commitment was required to be incorporated into a Consent Decree to be filed with a federal district court. EPA's draft of the Consent Decree included a proposed $1.4 million Clean Water Act penalty for past unpermitted discharges from a muck pond at the site, as well as $570,000 in reimbursement of past EPA costs. In response to Olin's request, EPA has agreed to reduce the costs to $456,000 and to sever the penalty from the CERCLA action, making it the subject of separate negotiations after execution of the Consent Decree. In 1988, the proposed $1.4 million Clean Water Act penalty was severed from the Consent Decree entered into by Olin and filed with the U.S. District Court for the Western District of Virginia, and the EPA has taken no further action with respect to any proposed penalty.

  (c) In December 1987, a Federal Trade Commission ("FTC") administrative law judge ruled that Olin must divest the chlorinated isocyanurates business acquired from FMC Corporation in 1985, which includes isocyanurates manufacturing and packaging and the Sun(R) brand trademark. The ruling stated that the acquisition lessened competition in markets for chlorinated isocyanurates and calcium hypochlorite dry swimming pool sanitizers. Olin appealed this decision to the FTC. In July 1990, the FTC announced that it had issued an order denying Olin's appeal and requiring Olin to divest itself of such business within one year of the order becoming final following appeal. Olin has appealed the FTC decision to the U.S. Court of Appeals. The U.S. Court of Appeals upheld the FTC decision on February 26, 1993 and Olin's petition for en banc review was denied. Olin petitioned for review by the U.S. Supreme Court and such petition was denied.

  Olin believes that a divestment of this business would not materially affect its financial condition or results of operations.

  (d) In late 1991, the EPA brought a civil action in the U.S. District Court in Tennessee against Olin alleging violations of the Clean Air Act and regulations thereunder with respect to mercury emissions at Olin's Charleston, Tennessee plant. The complaint alleges, among other things, that Olin failed to maintain a mercury cell in a manner to minimize leakage of mercury and mercury contaminated material for a period of approximately 17 months. EPA claims civil penalties of $25,000 per day for each alleged violation. Olin and EPA have reached a settlement in principle in this matter pursuant to which Olin will pay $1 million in penalties.

  Olin believes that any liability incurred by it in this matter will not materially affect its financial condition.

  (e) As part of the continuing environmental investigation by Federal, state and local governments of waste disposal sites, Olin has entered into a number of settlement agreements requiring it to contribute to the cost of the investigation and cleanup of a number of sites. This process of investigation and cleanup is expected to continue.

  (f) On November 21, 1989, a Massachusetts state trial court ruled in Augat, Inc. and Isotronics v. Aegis, Inc., et al. that Aegis, Inc. ("Aegis") (a Massachusetts corporation wholly owned by Olin-Asahi Interconnect Technologies) and a certain individual were liable to plaintiffs on matters dealing with employee solicitation and use of certain confidential information, which the trial court found were violations of the Massachusetts Unfair Competition statute. On January 16, 1991, the Supreme Judicial Court of Massachusetts upheld in part and overturned in part the lower court decision. That court held that the defendants were liable to the plaintiffs on the narrow ground that they had induced an employee to breach his fiduciary duty to plaintiffs in soliciting four other Isotronics employees to join Aegis while he was still general manager. As a result the court ruled that defendants were liable to plaintiffs for the Isotronics losses caused by problems arising from the departure of key managerial employees who were approached by the employee while he and they were still employed by Isotronics, provided that the losses were caused by events occurring before Isotronics reasonably should have replaced the departed managerial employees with competent people. The case was remanded to the lower court for trial on damages.

  After a trial on damages, the lower court entered a judgment on December 14, 1992 and subsequently modified, awarding plaintiffs $14 million in compensatory damages, $14 million in non-compensatory damages, $10.7 million in interest, $1.2 million in attorneys' fees, and $377,000 in costs. The judgment bears interest at the rate of 12% per year. Defendants and plaintiffs have both appealed. The Massachusetts Supreme Judicial Court agreed to hear the defendants' appeal directly from the trial court and the parties are awaiting the decision of such court.

  Aegis was acquired in 1987 by Olin-Asahi Interconnect Technologies, a partnership equally owned by subsidiaries and joint ventures of Olin and Asahi Glass Co., Ltd., of Japan.

  Although no allegation of wrongdoing has been made against Olin, Olin has been named a "reach and apply" defendant under Massachusetts law in an attempt by the plaintiffs to secure rights under a contractual obligation which may result in a payment by Olin or one of its affiliates of a portion of whatever the judgment is ultimately determined to be after appeal.

  (g) Olin and its subsidiaries are defendants in various other legal actions arising out of their normal business activities, none of which is considered by management to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the three months ended December 31, 1993.

           Executive Officers of Olin Corporation as of March 1, 1994

                                                                  SERVED AS AN
                                                                      OLIN
NAME AND AGE                               OFFICE                 OFFICER SINCE
- ------------                               ------                 -------------
John W. Johnstone, Jr.     Chairman of the Board and Chief            1980
 (61).....................  Executive Officer
Donald W. Griffin (56).... President and Chief Operating Officer      1983
Joseph M. Gaffney (47).... Senior Vice President, Corporate           1981
                            Planning and Development
James G. Hascall (55)..... Senior Vice President and President,       1985
                            Brass Group
James A. Riggs (57)....... Senior Vice President and Chief            1986
                            Financial Officer
Leon B. Anziano (51)...... Vice President and President, Chlor-       1993
                            Alkali Products Division
Gerald W. Bersett (53).... Vice President and President,              1993
                            Winchester Division
Michael E. Campbell (46).. Vice President and President, Olin         1987
                            Electronic Materials Division
Angelo A. Catani (61)..... Vice President and President, Ordnance     1993
                            Division
Patrick J. Davey (50)..... Vice President and President,              1993
                            Chemicals Division
Emanuel J. DiTeresi (48).. Vice President and Controller              1990
George B. Erensen (50).... Vice President, Taxes and Risk             1990
                            Management
Peter C. Kosche (51)...... Vice President, Human Resources            1993
Janet M. Pierpont (46).... Vice President and Treasurer               1990
William M. Schmitt (52)... Vice President and President, Latin        1987
                            America and South Africa
William W. Smith (59)..... Vice President and President,              1993
                            Aerospace Division

  No family relationship exists between any of the above named executive officers or between any of them and any Director of Olin. Such officers were elected to serve as such, subject to the By-Laws, until their respective successors are chosen.

  Each of the above-named executive officers, except L. B. Anziano, G. W. Bersett, A. A. Catani, P. J. Davey, E. J. DiTeresi, G. B. Erensen, P. C. Kosche, J. M. Pierpont and W. W. Smith, has served Olin in an executive capacity for not less than the past five years.

  Leon B. Anziano was elected a Corporate Vice President on April 29, 1993. Prior to that time, since 1988, he has served Olin in the following management capacities: Group Vice President & General Manager, Industrial Chemicals; Group Vice President & General Manager, Urethanes; and President, Basic Chemicals Division.

  Gerald W. Bersett was elected a Corporate Vice President on April 29, 1993. Prior to that time, since 1988, he has served Olin in the following management capacities: Division Vice President and General Manager, Winchester and President, Winchester Division.

  Angelo A. Catani was elected a Corporate Vice President on April 29, 1993. Prior to that time, since 1988, he has served Olin in a management capacity as President, Ordnance Division.

  Patrick J. Davey was elected a Corporate Vice President on April 29, 1993. Prior to that time, since 1988, he has served Olin in the following management capacities: Group Vice President, Water Products & Services; and President, Performance Chemicals Division.

  Emanuel J. DiTeresi was elected a Corporate Vice President and Controller on April 26, 1990. Prior to that time, since 1988, he has served Olin in a management capacity as Group Financial Officer, Chemicals.

  George B. Erensen was elected a Corporate Vice President on April 26, 1990. Prior to that time, since 1988, he has served Olin in a management capacity as Staff Vice President, Taxes and Risk Management.

  Peter C. Koche was elected a Corporate Vice President on April 29, 1993. Prior to that time, since 1988, he has served Olin in the following management capacities: General Manager, Pool Chemicals; and Division Vice President, Materials Management.

  Janet M. Pierpont was elected a Corporate Vice President and Treasurer on April 26, 1990. Prior to that time, since 1988, she has served Olin in a management capacity as Assistant Treasurer.

  William W. Smith was elected a Corporate Vice President on April 29, 1993. Prior to that time, since 1988, he has served Olin in a management capacity as President, Aerospace Division.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  As of January 31, 1994, there were approximately 12,900 record holders of Olin Common Stock.

  Olin Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

  Information concerning the high and low sales prices of Olin Common Stock and dividends paid on Olin Common Stock during each quarterly period in 1993, 1992, and 1991 appears on page 32 of the 1993 Shareholders Report and in Exhibit 13 hereto and is incorporated herein by reference.

  Among the provisions of Olin's agreements with its long-term lenders are restrictions relating to payment of dividends and acquisition of common stock. At December 31, 1993, retained earnings of approximately $96 million were not so restricted.

ITEM 6. SELECTED FINANCIAL DATA

  The information relating to the last five fiscal years contained under the caption "Ten-Year Financial Summary" appearing on page 20 of the 1993 Shareholders Report and in Exhibit 13 hereto is incorporated by reference in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 12 through 18 of the 1993 Shareholders Report (but excluding the bar graphs appearing on such pages) and in Exhibit 13 hereto is incorporated by reference in this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of Olin Corporation and subsidiaries and the related notes thereto together with the report thereon of KPMG Peat Marwick dated January 27, 1994, appearing on pages 21 through 30 of the 1993 Shareholders Report and in Exhibit 13 hereto are incorporated by reference in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The biographical information relating to Olin's Directors under the heading "Election of Directors" in the Proxy Statement relating to Olin's 1994 Annual Meeting of Shareholders ("1994 Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the last paragraph under the heading "Security Ownership of Directors and Officers" in the 1994 Proxy Statement is incorporated by reference in this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the heading "Executive Compensation" in the 1994 Proxy Statement (but excluding the Report of the Compensation and Stock Option Committee on Executive Compensation appearing on pages 11 through 13 of the 1994 Proxy Statement and the graphs appearing on page 17 of the 1994 Proxy Statement) is incorporated by reference in this Report. The information under the headings "Additional Information Regarding the Board of Directors-- Compensation of Directors", "Additional Information Regarding the Board of Directors--Compensation Committee Interlocks and Insider Participation" and "Additional Information Regarding the Board of Directors--Directors Retirement Plan" in the 1994 Proxy Statement is incorporated by reference in this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information concerning holdings of Olin stock by certain beneficial owners contained under the heading "Certain Beneficial Owners" in the 1994 Proxy Statement and the information concerning beneficial ownership of Olin stock by Directors and officers of Olin under the heading "Security Ownership of Directors and Officers" in the 1994 Proxy Statement are incorporated by reference in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information contained under the heading "Additional Information Regarding the Board of Directors--Compensation Committee Interlocks and Insider Participation" in the 1994 Proxy Statement is incorporated by reference in this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS

  Consolidated financial statements of Olin Corporation and subsidiaries and the related notes thereto together with the report thereon of KPMG Peat Marwick dated January 27, 1994, appearing on pages 21 through 30 of the 1993 Shareholders Report and in Exhibit 13 hereto are incorporated by reference in this Report.

      2. FINANCIAL STATEMENT SCHEDULES

  The following additional information is filed as part of this Report and should be read in conjunction with the financial statements incorporated herein by reference:

                                                                            FORM
                                                                            10-K
                                                                            PAGE
                                                                            NO.
                                                                            ----
 Report of Independent Auditors on Schedules to Financial Statements....... F-1
 Financial Statement Schedules for the three years ended December 31, 1993
    V  Property, Plant and Equipment......................................  F-2
   VI  Accumulated Depreciation of Property, Plant and Equipment..........  F-3
 VIII  Valuation and Qualifying Accounts..................................  F-4
   IX  Short-Term Borrowings..............................................  F-5

  Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the consolidated financial statements and notes thereto.

  Separate financial statements of 50% or less owned subsidiaries accounted for by the equity method are not summarized herein and have been omitted because, in the aggregate, they would not constitute a significant subsidiary.

      3. EXHIBITS

  Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(ee) below.

        3(a) Olin's Restated Articles of Incorporation as amended effective
             January 15, 1992--Exhibit 3(a) to Olin's Form 10-K for 1991.*
         (b) By-Laws of Olin as amended effective March 1, 1994.
        4(a) Articles of Amendment designating ESOP Preferred Shares, par value
             $1 per share--Exhibit 4 to Olin's Form 10-Q for the Quarter ended
             June 30, 1989.*
         (b) Articles of Amendment designating Series A Conversion Preferred
             Stock, par value $1 per share--Exhibit 4(b) to Olin's Form 10-K for 1991.*
         (c) Rights Agreement dated as of February 27, 1986 between Olin and
             Manufacturers Hanover Trust Company, Rights Agent--Exhibit 1 to
             Olin's Form 8-A dated February 28, 1986, covering Common Stock
             Purchase Rights.*
         (d) Form of Senior Debt Indenture between Olin and Chemical Bank--
             Exhibit 4(a) to Olin's Form 8-K dated June 15, 1992; and
             Prospectus Supplement dated June 17, 1992 to Prospectus dated June
             16, 1992, with respect to Olin's 8% Senior Notes Due 2002 filed under Registration Statement No. 33-4479.*

- --------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

         (e) Form of Subordinated Debt Indenture between Olin and Bankers Trust
             Company--Exhibit 4(i) to Registration No. 33-4479; and Prospectus
             Supplement dated June 17, 1987 to Prospectus dated February 3,
             1987, with respect to Olin's 9 1/2% Subordinated Notes Due 1997-- filed under Registration Statement No. 33-4479.*
         (f) Credit Agreement, dated as of September 30, 1993, among Olin and the banks named therein--Exhibit 4 to Olin's Form 10-Q for the Quarter ended September 30, 1993.*
         (g) Letters, dated December 15, 1993, amending the Credit Agreement, dated as of September 30, 1993.

  Olin is party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.
       10(a) 1980 Stock Option Plan for Key Employees of Olin Corporation and
             Subsidiaries, as amended--Exhibit 10(a) to Olin's Form 10-K for
             1991.*
         (b) 1988 Stock Option Plan for Key Employees of Olin Corporation and
             Subsidiaries--Exhibit A to Olin's Proxy Statement relating to its
             1988 Annual Meeting of Shareholders.*
         (c) Amendments to 1988 Stock Option Plan and to 1980 Stock Option
             Plan, adopted May 25, 1989--Exhibit 10(c) to Olin's Form 10-Q for
             Quarter ended June 30, 1989.*
         (d) Olin Corporation Performance Unit Plan, as amended April 24,
             1986--Exhibit 10(a) to Olin's Form 10-Q for Quarter ended March
             31, 1986.*
         (e) Olin Corporate Incentive Compensation Plan--Exhibits 1(b) and 2(b) to Registration No. 2-64811.*
         (f) Olin Deferred Salary Plan, effective January 1, 1983.
         (g) Form of Directors' deferral plan.
         (h) Amendments to Olin Corporation Performance Unit Plan, Corporate
             Incentive Compensation Plan, Deferred Salary Plan and Directors' deferral plan, adopted September 29, 1988--Exhibit 10(j) to Olin's
             Form 10-K for 1988.*
         (i) Amendment to Olin Corporation Performance Unit Plan, adopted May
             25, 1989--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended June
             30, 1989.*
         (j) Amendment to Olin Corporation Performance Unit Plan, adopted
             September 26, 1991--Exhibit 10(j) to Olin's Form 10-K for 1991.*
         (k) Amendment to Olin Corporation Performance Unit Plan, adopted
             December 16, 1993.
         (l) Deferral elections with respect to certain acquisitions or "change of control events"--Exhibit 10(h) to Olin's Form 10-K for 1986.*
         (m) Olin Senior Executive Pension Plan--Exhibit 10(k) to Olin's Form
             10-K for 1984; Exhibit 19 to Olin's Form 10-Q for Quarter ended
             September 30, 1985.*
         (n) Amendment to Senior Executive Pension Plan, adopted December 17,
             1987--Exhibit 10(k) to Olin's Form 10-K for 1987.*
         (o) Amendment to Senior Executive Pension Plan, adopted September 29,
             1988--Exhibit 10(n) to Olin's Form 10-K for 1988.*
         (p) Amendments to Olin Senior Executive Pension Plan, adopted May 25,
             1989--Exhibit 10(a) to Olin's Form 10-Q for Quarter ended June 30,
             1989.*
         (q) Amendment to Olin Senior Executive Pension Plan, adopted September
             30, 1993.

- --------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

         (r) Olin Supplementary Contributing Employee Ownership Plan, effective January 1, 1990--Exhibit 10(p) to Olin's Form 10-K for
              1992.*
         (s) Form of arrangement to credit 100 shares of Olin Common Stock to certain Directors in each year from 1985 through 1993--Exhibit
              10(m) to Olin's Form 10-K for 1984.*
         (t)  Olin Corporation Key Executive Life Insurance Program--Exhibit
              10(b) to Olin's Form 10-Q for Quarter ended March 31, 1986.*
         (u)  Form of Olin Corporation Endorsement Split Dollar Agreement
              (effective January 1, 1993)--Exhibit 10(s) to Olin's Form 10-K for 1992.*
         (v) Form of executive agreement between Olin and certain executive officers--Exhibit 10(a) to Olin's Form 10-Q for Quarter ended
              September 30, 1989.*
         (w) Form of special severance agreement dated November 1, 1989, provided to certain executives to become operative upon "change in control event"--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended September 30, 1989.*
         (x) Retirement Plan for Non-Employee Directors of Olin Corporation, as amended through December 12, 1991--Exhibit 10(u) to Olin's
              Form 10-K for 1991.*
         (y) Change in Control elections regarding both the Directors' deferral plan and the arrangement to credit 100 shares of Olin
              Common Stock to certain Directors--Exhibit 10(z) to Olin's Form
              10-K for 1989.*
         (z)  Olin 1991 Long Term Incentive Plan, as amended through January
              30, 1992--Exhibit 10(w) to Olin's Form 10-K for 1991.*
         (aa) Description of 1991 Performance Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan--Exhibit 10(w) to Olin's Form
              10-K for 1991.*
         (bb) Description of 1992 Performance Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan--Exhibit 10(z) to Olin's Form
              10-K for 1992.*
         (cc) Description of Performance Share Awards granted under the Olin
              1991 Long Term Incentive Plan--Exhibit 10 to Olin's Form 10-Q for the quarter ended June 30, 1993.*
         (dd) Board Resolution adopted April 25, 1991 regarding payment of deferred amounts--Exhibit 10(y) to Olin's Form 10-K for 1991.*
         (ee) Amendments to Olin 1991 Long Term Incentive Plan, adopted January
              27, 1994.
      11.     Computation of Per Share Earnings.
      12.     Computation of Ratio of Earnings to Fixed Charges (unaudited).
      13.     Excerpts from the 1993 Annual Report to Shareholders.
      21.     List of Subsidiaries.
      23.     Consent of KPMG Peat Marwick dated March 14,1994.

      (b) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1993.
- --------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Olin Corporation

Date: February 24, 1994                         /s/ John W. Johnstone, Jr.
                                          By...................................
                                                  JOHN W. JOHNSTONE, JR.
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                                            AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----
        /s/ John W. Johnstone, Jr.
.....................................
          JOHN W. JOHNSTONE, JR.            Chairman of the Board, President, Chief
                                             Executive Officer and Director (Principal
                                             Executive Officer)
          /s/ Robert R. Frederick
.....................................
            ROBERT R. FREDERICK             Director
           /s/ Donald W. Griffin
.....................................
             DONALD W. GRIFFIN              Director
          /s/ William W. Higgins
.....................................
            WILLIAM W. HIGGINS              Director
          /s/ Robert Holland, Jr.
.....................................
            ROBERT HOLLAND, JR.             Director
            /s/ Jack D. Kuehler
.....................................
              JACK D. KUEHLER               Director
       /s/ H. William Lichtenberger
.....................................
         H. WILLIAM LICHTENBERGER           Director
       /s/ G. Jackson Ratcliffe, Jr.
.....................................
         G. JACKSON RATCLIFFE, JR.          Director
            /s/ William L. Read
.....................................
              WILLIAM L. READ               Director

                 SIGNATURE                                     TITLE
                 ---------                                     -----
           /s/ John P. Schaefer
.....................................
             JOHN P. SCHAEFER               Director
              /s/Irving Shain
.....................................
               IRVING SHAIN                 Director
        /s/ Eugene F. Williams, Jr.
.....................................
          EUGENE F. WILLIAMS, JR.           Director
            /s/ Robert L. Yohe
.....................................
              ROBERT L. YOHE                Director
            /s/ James A. Riggs
.....................................
              JAMES A. RIGGS                Senior Vice President and Chief Financial
                                             Officer (Principal Financial Officer)
          /s/ Emanuel J. DiTeresi
.....................................
            EMANUEL J. DITERESI             Vice President and Controller (Principal
                                             Accounting Officer)

Date: February 24, 1994

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF OLIN CORPORATION:

  Under date of January 27, 1994, we reported on the consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Shareholders. Our report refers to a change in accounting for postretirement benefits other than pensions and income taxes in 1992. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)2 of the annual report on Form 10-K for the year 1993. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

  In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK

Stamford, Connecticut
January 27, 1994

                                                                      SCHEDULE V

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                         PROPERTY, PLANT, AND EQUIPMENT

                      THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)

                         BALANCE AT                                    BALANCE
                         BEGINNING  ADDITIONS  RETIREMENTS RECLASSI-    AT END
     CLASSIFICATION      OF PERIOD  AT COST(1)  OR SALES   FICATIONS OF PERIOD(2)
     --------------      ---------- ---------- ----------- --------- ------------
1993:
 Land and improvements
  to land...............   $  119      $ --       $  2       $  10      $  127
 Buildings and building
  equipment.............      295        --         10          11         296
 Machinery and
  equipment.............    1,885         3         92         155       1,951
 Leasehold improvements.       30        --         10           2          22
 Construction in
  progress..............      163       132          4        (178)        113
                           ------      ----       ----       -----      ------
                           $2,492      $135       $118       $  --      $2,509
                           ======      ====       ====       =====      ======
1992:
 Land and improvements
  to land...............   $   99      $ --       $ --       $  20      $  119
 Buildings and building
  equipment.............      287        --          5          13         295
 Machinery and
  equipment.............    1,819         1        103         168       1,885
 Leasehold improvements.       28        --         --           2          30
 Construction in
  progress..............      197       172          3        (203)        163
                           ------      ----       ----       -----      ------
                           $2,430      $173       $111       $  --      $2,492
                           ======      ====       ====       =====      ======
1991:
 Land and improvements
  to land...............   $  101      $  1       $ --       $  (3)     $   99
 Buildings and building
  equipment.............      288         4          8           3         287
 Machinery and
  equipment.............    1,742        23         60         114       1,819
 Leasehold improvements.       21         1         --           6          28
 Construction in
  progress..............      145       172         --        (120)        197
                           ------      ----       ----       -----      ------
                           $2,297      $201       $ 68       $  --      $2,430
                           ======      ====       ====       =====      ======

- --------
(1) Additions include in 1993 assets of previously nonconsolidated affiliate and assets of business acquired in 1991 as of the date of acquisition.
(2) Depreciation is computed on the straight line basis over the estimated useful lives of the related assets resulting in the following ranges of annual depreciation rates:

        Improvements to land............................... 5 to 10%
        Buildings and building equipment................... 4 to 10%
        Machinery and equipment............................ 8 to 33%

                                                                     SCHEDULE VI

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT, AND EQUIPMENT

                      THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)

                         BALANCE AT ADDITIONS              OTHER CHANGES  BALANCE
                         BEGINNING  CHARGED TO RETIREMENTS AND RECLASSI-  AT END
      DESCRIPTION        OF PERIOD    INCOME    OR SALES   FICATIONS(1)  OF PERIOD
      -----------        ---------- ---------- ----------- ------------- ---------
1993:
 Improvements to land...   $   34      $  4       $ --          $--       $   38
 Buildings and building
  equipment.............      132        12          7           --          137
 Machinery and
  equipment.............    1,379       114         56            1        1,438
 Leasehold improvements.       13         1          3           --           11
                           ------      ----       ----          ---       ------
                           $1,558      $131        $66          $ 1       $1,624
                           ======      ====       ====          ===       ======
1992:
 Improvements to land...   $   31      $  3       $ --          $--       $   34
 Buildings and building
  equipment.............      125        12          5           --          132
 Machinery and
  equipment.............    1,360       101         82           --        1,379
 Leasehold improvements.       15         1          3           --           13
                           ------      ----       ----          ---       ------
                           $1,531      $117        $90          $--       $1,558
                           ======      ====       ====          ===       ======
1991:
 Improvements to land...   $   29      $  2       $ --          $--       $   31
 Buildings and building
  equipment.............      122        11         10            2          125
 Machinery and
  equipment.............    1,304        98         50            8        1,360
 Leasehold improvements.       13         2         --           --           15
                           ------      ----       ----          ---       ------
                           $1,468      $113        $60          $10       $1,531
                           ======      ====       ====          ===       ======

- --------
(1) Other changes include in 1993 accumulated depreciation of previously nonconsolidated affiliate and accumulated depreciation of business acquired in 1991 as of the date of acquisition.

                                                                   SCHEDULE VIII

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)

                                       BALANCE AT ADDITIONS             BALANCE
                                       BEGINNING   CHARGED              AT END
             DESCRIPTION               OF PERIOD  TO INCOME DEDUCTIONS OF PERIOD
             -----------               ---------- --------- ---------- ---------
1993:
 Reserves deducted from assets:
  Doubtful receivables................    $10        $ 3       $ 1(1)     $12
                                          ===        ===       ===        ===
1992:
 Reserves deducted from assets:
  Doubtful receivables................    $13        $ 3       $ 6(1)     $10
                                          ===        ===       ===        ===
1991:
 Reserves deducted from assets:
  Doubtful receivables................    $12        $ 5        $4(1)     $13
                                          ===        ===       ===        ===

- --------
(1) Principally bad debts written off, net of recoveries.

                                                                     SCHEDULE IX

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             SHORT-TERM BORROWINGS

                      THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)

                                              MAXIMUM     AVERAGE     WEIGHTED
                                   WEIGHTED   AMOUNT      AMOUNT       AVERAGE
      CATEGORY OF         BALANCE  AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
       SHORT-TERM         AT END   INTEREST DURING THE  DURING THE   DURING THE
     BORROWINGS(1)       OF PERIOD   RATE     PERIOD     PERIOD(2)    PERIOD(3)
     -------------       --------- -------- ----------- ----------- -------------
1993:
 Commercial paper.......   $ 30        3%      $108        $ 59            3%
 Bank loans.............     64        4%      $207         122            3%
                           ----                            ----
  Total short-term
   borrowings...........    $94                $239        $181
                           ====                            ====
1992:
 Commercial paper.......   $ --       --       $170        $ 49            4%
 Bank loans.............     72        5%      $262         156            5%
                           ----                            ----
  Total short-term
   borrowings...........   $ 72                $377        $205
                           ====                            ====
1991:
 Commercial paper.......   $108        5%      $147         $76            6%
 Bank loans.............     54        9%      $131         100            7%
                           ----                            ----
  Total short-term
   borrowings...........   $162                $212        $176
                           ====                            ====

- --------
(1) Commercial paper and bank loans are generally for terms of 30 to 90 days and are non-renewable. Bank loans include borrowings by foreign subsidiaries from local banks.
(2) Represents an average of daily balances for commercial paper and primarily an average of daily balances for bank loans.
(3) Average amount outstanding during the period compared to total interest expense incurred during the year.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.   DESCRIPTION
 ------- -----------
  3(a)   Olin's Restated Articles of Incorporation as amended effective January
         15, 1992--Exhibit 3(a) to Olin's Form 10-K for 1991.*
  3(b)   By-Laws of Olin as amended effective March 1, 1994.
  4(a)   Articles of Amendment designating ESOP Preferred Shares, par value $1 per share--Exhibit 4 to Olin's Form 10-Q for the Quarter ended June
         30, 1989.*
  4(b)   Articles of Amendment designating Series A Conversion Preferred Stock, par value $1 per share--Exhibit 4(b) to Olin's Form 10-K for 1991.*
  4(c)   Rights Agreement dated as of February 27, 1986 between Olin and
         Manufacturers Hanover Trust Company, Rights Agent--Exhibit 1 to Olin's
         Form 8-A dated February 28, 1986, covering Common Stock Purchase
         Rights.*
  4(d)   Form of Senior Debt Indenture between Olin and Chemical Bank--Exhibit
         4(a) to Olin's Form 8-K dated June 15, 1992; Prospectus Supplement dated June 17, 1992 to Prospectus dated June 16, 1992, with respect to
         Olin's 8% Senior Notes Due 2002 filed under Registration Statement No.
         33-4479.*
  4(e)   Form of Subordinated Debt Indenture between Olin and Bankers Trust
         Company--Exhibit 4(i) to Registration No. 33-4479; and Prospectus
         Supplement dated June 17, 1987 to Prospectus dated February 3, 1987, with respect to Olin's 9 1/2% Subordinated Notes Due 1997--filed under
         Registration Statement No. 33-4479.*
  4(f)   Credit Agreement, dated as of September 30, 1993, among Olin and the banks named therein--Exhibit 4 to Olin's Form 10-Q for the Quarter ended September 30, 1993.*
  4(g)   Letters, dated December 15, 1993, amending Credit Agreement, dated as of September 30, 1993.
 10(a)   1980 Stock Option Plan for Key Employees of Olin Corporation and
         Subsidiaries, as amended--Exhibit 10(a) to Olin's Form 10-K for 1991.*
 10(b)   1988 Stock Option Plan for Key Employees of Olin Corporation and
         Subsidiaries--Exhibit A to Olin's Proxy Statement relating to its 1988
         Annual Meeting of Shareholders.*
 10(c)   Amendments to 1988 Stock Option Plan and to 1980 Stock Option Plan,
         adopted May 25, 1989--Exhibit 10(c) to Olin's Form 10-Q for Quarter
         ended June 30, 1989.*
 10(d)   Olin Corporation Performance Unit Plan, as amended April 24, 1986--
         Exhibit 10(a) to Olin's Form 10-Q for Quarter ended March 31, 1986.*
 10(e)   Olin Corporate Incentive Compensation Plan--Exhibits 1(b) and 2(b) to
         Registration No. 2-64811.*
 10(f)   Olin Deferred Salary Plan, effective January 1, 1983.
 10(g)   Form of Directors' deferral plan.
 10(h)   Amendments to Olin Corporation Performance Unit Plan, Corporate
         Incentive Compensation Plan, Deferred Salary Plan and Directors'
         deferral plan, adopted September 29, 1988--Exhibit 10(j) to Olin's
         Form 10-K for 1988.*
 10(i)   Amendment to Olin Corporation Performance Unit Plan, adopted May 25,
         1989--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended June 30,
         1989.*
 10(j)   Amendment to Olin Corporation Performance Unit Plan, adopted September
         26, 1991--Exhibit 10(j) to Olin's Form 10-K for 1991.*
 10(k)   Amendment to Olin Corporation Performance Unit Plan, adopted December
         16, 1993.

- --------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

 EXHIBIT
   NO.   DESCRIPTION
 ------- -----------
 10(l)   Deferral elections with respect to certain acquisitions or "change of control events"--Exhibit 10(h) to Olin's Form 10-K for 1986.*
 10(m)   Olin Senior Executive Pension Plan--Exhibit 10(k) to Olin's Form 10-K
         for 1984; Exhibit 19 to Olin's Form 10-Q for Quarter ended September
         30, 1985.*
 10(n)   Amendment to Senior Executive Pension Plan, adopted December 17,
         1987--Exhibit 10(k) to Olin's Form 10-K for 1987.*
 10(o)   Amendment to Senior Executive Pension Plan, adopted September 29,
         1988--Exhibit 10(n) to Olin's Form 10-K for 1988.*
 10(p)   Amendments to Olin Senior Executive Pension Plan, adopted May 25,
         1989--Exhibit 10(a) to Olin's Form 10-Q for Quarter ended June 30,
         1989.*
 10(q)   Amendment to Olin Senior Executive Pension Plan, adopted September 30,
         1993.
 10(r)   Olin Supplementary Contributing Employee Ownership Plan, effective
         January 1, 1990--Exhibit 10(p) to Olin's Form 10-K for 1992.*
 10(s)   Form of arrangement to credit 100 shares of Olin Common Stock to certain Directors in each year from 1985 through 1993--Exhibit 10(m)
         to Olin's Form 10-K for 1984.*
 10(t)   Olin Corporation Key Executive Life Insurance Program--Exhibit 10(b)
         to Olin's Form 10-Q for Quarter ended March 31, 1986.*
 10(u)   Form of Olin Corporation Endorsement Split Dollar Agreement (effective
         January 1, 1993)--Exhibit 10(s) to Olin's Form 10-K for 1992.*
 10(v)   Form of executive agreement between Olin and certain executive officers--Exhibit 10(a) to Olin's Form 10-Q for Quarter ended
         September 30, 1989.*
 10(w)   Form of special severance agreement dated November 1, 1989, provided to certain executives to become operative upon "change in control event"--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended September
         30, 1989.*
 10(x)   Retirement Plan for Non-Employee Directors of Olin Corporation, as
         amended through December 12, 1991--Exhibit 10(u) to Olin's Form 10-K for 1991.*
 10(y)   Change in Control elections regarding both the Directors' deferral plan and the arrangement to credit 100 shares of Olin Common Stock to certain Directors--Exhibit 10(z) to Olin's form 10-K for 1989.*
 10(z)   Olin 1991 Long Term Incentive Plan, as amended through January 30,
         1992--Exhibit 10(w) to Olin's Form 10-K for 1991.*
 10(aa)  Description of 1991 Performance Unit Awards granted under the Olin
         1991 Long Term Incentive Plan--Exhibit 10(w) to Olin's Form 10-K for
         1991.*
 10(bb)  Description of 1992 Performance Unit Awards granted under the Olin
         1991 Long Term Incentive Plan--Exhibit 10(z) to Olin's Form 10-K for
         1992.*
 10(cc)  Description of Performance Share Awards granted under the Olin 1991
         Long Term Incentive Plan--Exhibit 10 to Olin's Form 10-Q for the
         Quarter ended June 30, 1993.*
 10(dd)  Board Resolution adopted April 25, 1991 regarding payment of deferred amounts--Exhibit 10(y) to Olin's Form 10-K for 1991.*
 10(ee)  Amendments to Olin 1991 Long Term Incentive Plan, adopted January 27,
         1994.
 11      Computation of Per Share Earnings.
 12      Computation of Ratio of Earnings to Fixed Charges (unaudited).
 13      Excerpts from the 1993 Annual Report to Shareholders.
 21      List of Subsidiaries.
 23      Consent of KPMG Peat Marwick, dated March 14, 1994.

- --------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.