Form 10-Q
period 1994-03-31
OLIN CORP
filed 1994-05-02
CIK 74303

Part I - Financial Information
  Item 1.  Financial Statements.
       OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  Condensed Balance Sheets
                        (In millions)
                                       March 31, December 31,
                                         1994        1993
ASSETS
Cash                                     $4.8        $3.3
Accounts receivable, net                383.4       344.9
Inventories                             332.3       328.8
Other current assets                     60.8        62.8
  Total current assets                  781.3       739.8

Investments and advances                117.8       121.1
Property, plant and equipment
 (less accumulated depreciation
   of $1,649.1 and  $1,623.9)           870.6       885.1
Goodwill                                112.6       113.8
Other assets                             67.4        70.6
Total assets                         $1,949.7    $1,930.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings and current
  installments of long-term debt       $150.3      $121.2
Accounts payable                        202.2       231.9
Other current liabilities               275.8       251.1
  Total current liabilities             628.3       604.2

Long-term senior debt                   324.6       323.9
Long-term subordinated debt             125.0       125.0
Other noncurrent liabilities            273.8       281.7
Shareholders' equity:
  Preferred stock, par value $1 per share:
      Authorized 10.0 shares.
     Series A Conversion Preferred Stock
      Issued 2.76 shares                  2.8         2.8
     ESOP Preferred Stock
      Issued 1.2 shares                  90.9        92.0
  Guaranteed ESOP obligations           (44.0)      (44.0)
  Common stock, par value $1 per share:
     Authorized 60.0 shares.
        Issued 19.1 shares               19.1        19.1
  Additional paid-in capital            297.5       297.0
  Cumulative translation adjustment      (7.3)       (9.4)
  Retained earnings                     239.0       238.1
  Total shareholders' equity            598.0       595.6
Total liabilities and
 shareholders' equity                $1,949.7    $1,930.4


- -------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

            OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
               Condensed Statements of Income
           (In millions, except per share amounts)

                                            Three Months
                                           Ended March 31,
                                           1994     1993

Sales                                    $604.9    $591.9
Operating expenses:
  Cost of goods sold                      487.5     484.1
  Selling and administration               76.8      73.2
  Research and development                  8.5       9.3

    Operating income                       32.1      25.3

Interest expense                            9.4       9.6
Interest and other income                   1.2       2.2
  Income before taxes                      23.9      17.9
Income taxes                                8.6       6.2
  Net income                               15.3      11.7
Preferred dividends                         1.7       1.9
Net income available to
  common shareholders                     $13.6      $9.8

Per share of common stock:
  Primary                                 $0.62     $0.45
  Fully diluted                           $0.62     $0.45

  Dividends                               $0.55     $0.55

Average common shares outstanding          19.2      19.1









- ----------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

       OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
             Condensed Statements of Cash Flows
                        (In millions)

                                                   Three Months
                                                  Ended March 31,
                                               1994            1993
Operating activities
Net income                                   $15.3        $11.7
Depreciation and amortization                 33.4         33.1
Changes in:
  Receivables                                (38.6)       (32.8)
  Inventories                                 (3.4)       (11.7)
  Other current assets                         2.0          0.7
  Current liabilities other than borrowings  (12.7)       (51.1)
  Noncurrent liabilities                       1.6         (5.4)
  Deferred taxes                              (0.9)         6.7

  Net operating activities                    (3.3)       (48.8)

Investing activities
Capital expenditures                         (20.4)       (30.4)
Proceeds from sales of businesses              -           10.4
Other investments                              0.3         (3.3)
Other transactions                            10.6          3.6

  Net investing activities                    (9.5)       (19.7)

Financing activities
Long-term debt repayments                      -           (0.5)
Short-term borrowings                         29.1         86.4
Dividends paid                               (14.8)       (14.8)

  Net financing activities                    14.3         71.1

  Net increase in cash                         1.5          2.6

Cash, beginning of period                      3.3          3.6

Cash, end of period                           $4.8         $6.2






- -----------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

       OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the company, reflect all adjustments
   (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations;
   however, the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's Annual Report on Form 10-K for the year ended December 31, 1993.

2. Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. It is not practicable, therefore, to separate the inventory into its components (raw materials, work-in-process and finished products).
   Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the consolidated financial statements at March 31, 1994, reflect certain estimates relating to inventory quantities and costs at December 31, 1994.

3. An Employee Stock Ownership Plan (ESOP) was established in June 1989. The ESOP purchased from the company approximately 1.3 million shares ($100 million) of a newly-authorized 1.75 million share series of the company's ESOP preferred stock, financed by $60 million of notes guaranteed by the company, and $40 million of borrowings from the company. The company's loan to the ESOP has been repaid in full as of December 31, 1992. Such loan was financed by the company through a long-term credit facility which is classified on the March
   31, 1994 balance sheet as long-term debt.

   At March 31, 1994 there were approximately 1.2 million shares of ESOP preferred stock outstanding at a value of $74.50 per share. The quarterly fixed dividend rate is $1.4925 per share. The ESOP preferred stock is convertible by the holder into the company's common stock on a one-for-one basis, subject to anti-dilutive adjustments and may be redeemed at the option of the company after July 1, 1994, or at the option of the Plan under certain circumstances (including upon payment of withdrawing ESOP participant accounts or if required to meet ESOP debt payments). The ESOP preferred stock is included in shareholders' equity because the company intends to redeem the ESOP preferred stock solely with shares of the company's common stock, and has the ability to do so.

4. Primary earnings per share are computed by dividing net income less the ESOP preferred dividend requirement by the weighted average number of common shares outstanding, plus an equivalent number (one-for-one) of common shares, assuming the conversion of the Series A Stock. Fully diluted earnings per share reflect the dilutive effect of stock options and assume the conversion of outstanding ESOP preferred stock into an equivalent number of common shares. Net income was reduced by an additional ESOP contribution (differential between the common and the ESOP preferred dividend rates under an assumed conversion) necessary to satisfy the debt service requirement.


5. In September 1993, the company entered into a new unsecured revolving credit agreement with a group of banks, which replaces a prior $200 million credit agreement. This new agreement provides a maximum borrowing of $250 million and unless extended, expires on October 15, 1997. The company may select various borrowing options at varying rates.

Item 2. Management's Discussion and Analysis of FinancialCondition and Results of Operations.


First quarter sales and net income data by industry segment
are presented below:
                                 Three Months
                               Ended March 31,
(in millions)                  1994        1993

 Sales:
  Chemicals                 $285.2      $280.1
  Metals                     179.5       176.4
  Defense and Ammunition     140.2       135.4
     Total                   $604.9      $591.9

 Net Income:
  Chemicals                   $7.8        $7.2
  Metals                       8.9         6.0
  Defense and Ammunition       4.2         4.3
  Corporate and Other         (5.6)       (5.8)
     Total                    $15.3       $11.7


Although Chemicals segment sales were slightly ahead of 1993's quarter, 1994 net income increased 8% to $7.8 million as some of the company's chemicals businesses benefited from an improving economy. Operating results of flexible urethanes improved significantly over 1993's level as a result of lower manufacturing costs and the absence of a TDI plant maintenance turnaround which occurred in 1993's first quarter. Chlor-alkali's financial performance was adversely affected by declining caustic soda prices. Higher manufacturing costs and brand promotional expenses in 1994 were the main factors contributing to pool chemicals profit decline. Electronic materials' profits were significantly ahead of last year due to increased demand for its products and services and lower manufacturing costs.

Metals segment sales increased slightly over 1993's level, while net income was 48% ahead of the same period last year. Higher volumes from increased demand, particularly in the automotive and housing industries, as well as a strong commercial ammunition market, contributed to the strong profit improvement over 1993's first quarter. The 1994 sales increase resulting from these higher volumes was offset in part by lower metal values. In addition, losses from the German joint venture, which was sold in October 1993, adversely impacted this segment's 1993 net income.

Defense and Ammunition segment sales in 1994 increased slightly from the prior year period, while net income was marginally less than 1993's first quarter. Winchester's net income was slightly behind last year's level as lower fees for managing the Lake City Army Ammunition plant more than offset the profits from higher commercial ammunition sales.
Aerospace's sales and net income were ahead of last year's levels due to higher sales from certain Aerospace programs, lower manufacturing costs and additional royalty income.
Lower sales of medium caliber ammunition and Ball Powder(R) propellant were the main contributors to the 1994 decrease in Ordnance's financial performance.

Continuing reductions in the levels of defense procurement are currently adversely affecting the Defense and Ammunition segment's performance and may continue to do so in future periods. Consequently, these reductions may also adversely affect, to a lesser extent, the company's financial performance in future years, including its income, liquidity, capital resources and financial condition. In addition, changes in the strategic direction of defense spending and the timing of defense procurement may also adversely affect this segment and the company. The precise impact of defense spending cutbacks will depend on the level of cutbacks, the extent to which these cutbacks are in the conventional ammunition area and the company's ability to mitigate the impact of the cutbacks with new business or by business consolidations. The company currently provides services to the U.S. Government in facilities management and is pursuing other business areas such as ordnance demilitarization. In view of continuing spending cutbacks of the Department of Defense, the historical financial information of the Defense and Ammunition segment, and to a lesser extent, of the company, may not be indicative of future performance.

Additional brand promotional expenses relating to pool chemicals, increased market development expenses to support the expansion of the biocides product line and higher provision for doubtful accounts contributed to the 1994 increase in selling and administration expenses. The 1994 decrease in interest and other income in 1993 was due primarily to income earned for the removal of salt from a leased brine cavity. The 1994 first quarter effective tax rate of 36%, compared to 34.6% for the comparable 1993 period, reflected an increased Federal income tax rate, which was legislated into law in 1993.

In 1994 cash flow from operations and the use of credit facilities were used to finance the company's seasonal working capital requirements, capital expenditures and dividends. At March 31, 1994, the company maintained committed credit facilities with banks of $367 million of which $191 million was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future. In 1994 cash flow from operations improved significantly from 1993's level. In the first three months of 1993 cash flow was used to significantly reduce December 31, 1992 accounts payable balances. The unusually high level of capital spending in the 1992 fourth quarter and the timing of payment of invoices relating to various purchase commitments resulted in the increased level of accounts payable at year-end 1992 as compared to year-end 1993.

Concerning the company's investing activities in the first quarter, capital spending of $20.4 million in 1994 was 33% lower than 1993 due to higher level of spending in 1993 for additional brass strip capacity and the sulfuric acid regeneration plant. Total year capital spending, including environmental capital spending of $10 million, is estimated to increase 10% from 1993 mainly to support the consolidation of some electronic materials businesses and provide additional capacity for selected product lines.
Historically, the company has funded its environmental capital spending through cash flow from operations and expects to do so in the future. Investment spending in 1993 was attributed primarily to the new ethylene oxide facility in Latin America.

During the 1993 first quarter the company sold the facility and assets of its contract integrated circuit assembly operation and its brake fluid and certain formulated functional fluid product lines. These divestitures generated proceeds of $10.4 million.

At March 31, 1994, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership Plan) was 48.3%, up from 47.1% at year-end 1993 and 45.5% at March 31, 1993. The increase from year-end 1993 is attributable to higher short-term borrowings to finance seasonal working capital requirements.

In the 1994 first quarter, the company spent approximately
$6 million for investigatory and clean-up activities associated with former waste sites and past operations.
Spending for environmental investigatory and remedial efforts for the full year 1994 is estimated to be $40 million, compared to $44 million in 1993. The amounts spent were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial effors were material to operating results in 1991, 1992 and 1993 and are expected to be material to net income in 1994 and future years.

Annual environmental-related cash outlays for capital projects, site investigation and remediation, and normal plant operations are expected to range from $90-$105 million over the next several years. While the company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and the financial capability of other potentially responsible parties and the company's ability to obtain contributions from other parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcome of which is subject to various uncertainties) may be decided unfavorably against the company.

The company's consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $129 million at March 31, 1994 and $131 million at December 31, 1993, of which $89 million and $91 million were classified as other noncurrent liabilities, respectively. Included in the reserve at March 31, 1994 and December 31, 1993, were liabilities anticipated to be shared with a third party, with whom the company is currently in litigation. Those reserves did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Environmental liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

There are a variety of legal proceedings pending or threatened against the company. It is possible that some of these matters (the outcome of which is subject to various uncertainties) may be decided unfavorably against the company. Certain of these matters are discussed in Item 3, Legal Proceedings of the 1993 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available upon request from the company.

                 Part II - Other Information

Item 1.       Legal Proceedings.

       With respect to Augat, Inc. and Isotronics v. Aegis litigation described in Item 3(f) of the Company's Annual
Report on Form 10-K for 1993, the following additional information is provided:

       On April 12, 1994, the Massachusetts Supreme Judicial Court vacated the trial judge's decision on damages, for which a partnership, owned by subsidiaries of Olin and Asahi Glass Co. Ltd. of Japan, may be responsible. The majority opinion agreed in part with the defendants that the trial judge's calculation of damages was erroneous in several significant respects. The case has been remanded to the trial court for a new determination of damages.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)    Exhibits

          3.  By-laws as amended effective April 28, 1994.

       10(a). Olin Corporation 1994 Stock Plan for Non-
														Employee Directors.

       10(b). Olin Senior Management Incentive Compensation
														Plan.

       10(c). Olin 1991 Long Term Incentive Plan (As Amended
														through April 28, 1994).

         11.  Computation of Per Share Earnings (Unaudited).

       12(a). Computation of Ratio of Earnings to Fixed
              Charges (Unaudited).

       12(b). Computation of Ratio of Earnings to Combined
              Fixed Charges and Preferred Stock Dividends
              (Unaudited).

       (b)    Reports on Form 8-K

              Except for current report on form 8-K, dated
              January 10, 1994, with respect to item 5 thereof, which was filed on January 10, 1994, no reports on Form 8-K were filed during the quarter ended March 31, 1994.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            OLIN CORPORATION
                            (Registrant)



                            By:    J. A. Riggs

                                 J. A. Riggs
                                 Senior Vice President
                                 and Chief Financial Officer
                                 (Duly authorized signatory and
                                 Chief Financial Officer)


Date:  April 29, 1994

                        EXHIBIT INDEX




Exhibit
  No.     Description

  3.      By-laws as amended effective April 28, 1994.

 10(a).   Olin Corporation 1994 Stock Plan for Non-Employee
										Directors.

 10(b).   Olin Senior Management Incentive Compensation Plan.

 10(c).   Olin 1991 Long Term Incentive Plan (As Amended
										through April 28, 1994).

 11.      Computation of Per Share Earnings (Unaudited).

 12(a).   Computation of Ratio of Earnings to Fixed
          Charges (Unaudited).

 12(b).   Computation of Ratio of Earnings
          to Combined Fixed Charges and Preferred Stock
          Dividends (Unaudited).