Form 10-Q
period 1994-06-30
OLIN CORP
filed 1994-08-10
CIK 74303

Part I - Financial Information
  Item 1.  Financial Statements.

            OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                       Condensed Balance Sheets
                             (In millions)

                                              June 30,    December 31,
                                                   1994        1993
ASSETS
Cash                                               $6.0        $3.3
Accounts receivable, net                          445.8       344.9
Inventories                                       345.5       328.8
Other current assets                               61.2        62.8
  Total current assets                            858.5       739.8
Investments and advances                          115.7       121.1
Property, plant and equipment
 (less accumulated depreciation
  of $1,670.4 and  $1,623.9)                      873.6       885.1
Goodwill                                          111.4       113.8
Other assets                                       58.7        70.6

Total assets                                   $2,017.9    $1,930.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings and current
  installments of long-term debt                 $120.6      $121.2
Accounts payable                                  178.9       231.9
Other current liabilities                         298.3       251.1
  Total current liabilities                       597.8       604.2
Long-term senior debt                             308.2       323.9
Long-term subordinated debt                       125.0       125.0
Other noncurrent liabilities                      266.8       281.7
Shareholders' equity:
  Preferred stock, par value $1 per share:
      Authorized 10.0 shares.
     Series A Conversion Preferred Stock
      Issued 2.76 shares                            2.8         2.8
     ESOP Preferred Stock
      Issued 1.2 shares                            88.6        92.0
  Guaranteed ESOP obligations                     (34.0)      (44.0)
  Common stock, par value $1 per share:
     Authorized 60.0 shares.
        Issued 21.4 shares (19.1 in 1993)          21.4        19.1
  Additional paid-in capital                      395.4       297.0
  Cumulative translation adjustment                (6.3)       (9.4)
  Retained earnings                               252.2       238.1
  Total shareholders' equity                      720.1       595.6
Total liabilities and
 shareholders' equity                          $2,017.9    $1,930.4



___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                  OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                          Condensed Statements of Income
                    (In millions, except per share amounts)




                                 Three Months         Six Months
                                Ended June 30,       Ended June 30,
                                 1994     1993        1994     1993

Sales                           $708.1   $625.5    $1,313.0 $1,217.4
Operating expenses:
  Cost of goods sold             567.2    506.9     1,054.7    991.0
  Selling and administration      81.4     79.3       158.2    152.5
  Research and development         8.8     10.3        17.3     19.6

    Operating income              50.7     29.0        82.8     54.3

Interest expense                  10.1      9.6        19.5     19.2
Interest and other income          2.0      2.8         3.2      5.0
  Income before taxes             42.6     22.2        66.5     40.1
Income taxes                      15.0      7.9        23.6     14.1
  Net income                      27.6     14.3        42.9     26.0
Preferred dividends                1.8      1.8         3.5      3.7
Net income available to
  common shareholders            $25.8    $12.5       $39.4    $22.3

Per share of common stock:
  Primary                        $1.16    $0.57       $1.78    $1.02
  Fully diluted                  $1.10    $0.57       $1.72    $1.02

  Dividends                      $0.55    $0.55       $1.10    $1.10

Average common shares outs.       20.3     19.1        19.8     19.1


















___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

               OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Condensed Statements of Cash Flows
                            (In millions)



                                                     Six Months
                                                   Ended June 30,
                                                  1994       1993
Operating activities
Net income                                       $42.9      $26.0
Depreciation and amortization                     69.4       67.1
Changes in:
  Receivables                                    (93.5)     (50.8)
  Inventories                                     (4.7)      (1.5)
  Other current assets                             1.8       (1.6)
  Current liabilities other than borrowings      (31.1)     (77.8)
  Noncurrent liabilities                           9.0       (0.6)
  Deferred taxes                                   5.6        9.4

  Net operating activities                        (0.6)     (29.8)

Investing activities
Capital expenditures                             (44.2)     (64.7)
Proceeds from sales of businesses                   -        12.4
Business acquired in purchase transaction        (25.4)        -
Other investments                                 (0.8)      (6.8)
Other transactions                                11.5       (0.3)

  Net investing activities                       (58.9)     (59.4)

Financing activities
Long-term debt repayments                        (15.5)     (17.2)
Short-term (repayments) borrowings                (0.8)     127.6
Issuance of common stock                          98.0         -
Repayment from ESOP                               10.0       10.0
Dividends paid                                   (29.5)     (29.7)

  Net financing activities                        62.2       90.7

  Net increase in cash                             2.7        1.5
Cash, beginning of period                          3.3        3.6

Cash, end of period                               $6.0       $5.1






___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.


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

2. Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. It is not practicable, therefore, to separate the inventory into its components (raw materials, work-in-process and finished products). Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the consolidated financial statements at June 30, 1994, reflect certain estimates relating to inventory quantities and costs at December 31, 1994.

3. An Employee Stock Ownership Plan (ESOP) was established in June 1989. The ESOP purchased from the company approximately 1.3 million shares ($100 million) of a newly-authorized 1.75 million share series of the company's ESOP preferred stock, financed by $60 million of notes guaranteed by the company, and $40 million of borrowings from the company. The company's loan to the ESOP has been repaid in full as of December 31, 1992. Such loan was financed by the company through a long-term credit facility which is classified on the June 30, 1994 balance sheet as long-term debt.

   At June 30, 1994 there were approximately 1.2 million shares of ESOP preferred stock outstanding at a value of $76.00 per share. The quarterly fixed dividend rate is $1.4925 per share. The ESOP preferred stock is convertible by the holder into the company's common stock on a one-for-one basis, subject to anti-dilutive adjustments and may be redeemed at the option of the company after July 1, 1994, or at the option of the Plan under certain circumstances (including upon payment of withdrawing ESOP participant accounts or if required to meet ESOP debt payments). The ESOP preferred stock is included in shareholders' equity because the company intends to redeem the ESOP preferred stock solely with shares of the company's common stock, and has the ability to do so.

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

5. In April 1994, the company acquired for approximately $25 million the medium caliber ammunition business(Aerojet)of GenCorp's Aerojet Ordnance Division, with relevant annual sales approximating $100 million. The acquisition expands Olin's medium caliber ammunition family and positions the company with a complete line of improved 20MM, 25MM, and 30MM ammunition as well as air-dispensed munition products.

6. In May 1994, the company issued 2,213,750 shares of common stock at a price of $46.00. Proceeds from the offering were used to reduce short-term, floating rate debt incurred for the Aerojet acquisition and working capital requirements.

7. In September 1993, the company entered into an unsecured revolving credit agreement with a group of banks, which replaced a prior $200 million credit agreement. That agreement provided a maximum borrowing of $250 million and unless extended, expires on October 15, 1997. The company may select various borrowing options at varying rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Segment operating data for the 1994 second quarter and year-to-date period compared with corresponding prior year periods are set forth in the following table:
                              Three Months        Six Months
                             Ended June 30,      Ended June 30,
(In millions)                1994     1993      1994       1993
 Sales:
  Chemicals                 $338.4  $309.9     $623.6    $590.0
  Metals                     186.5   163.5      366.0     339.9
  Defense and Ammunition     183.2   152.1      323.4     287.5
     Total                   $708.1  $625.5   $1,313.0  $1,217.4

 Net Income:
  Chemicals                  $14.9    $9.8      $22.7     $17.0
  Metals                       9.4     5.5       18.3      11.5
  Defense and Ammunition       9.0     4.8       13.2       9.1
  Corporate and Other         (5.7)   (5.8)     (11.3)    (11.6)
     Total                    $27.6   $14.3      $42.9     $26.0

Chemicals sales for the 1994 quarter and year-to-date period increased 9% and 6%, respectively, while net income increased significantly from 1993's levels. Strong demand for caustic and chlorine and higher chlorine pricing contributed to Chlor-Alkali's improved 1994 financial performance. For the total year, Chlor-Alkali's results are expected to be significantly ahead of 1993's performance. An improving economy has diminished the over-supply position of caustic and brought about increased demand and pricing. These factors along with profit improvement programs are expected to be the main contributors to Chlor-Alkali's improved operating results. Higher volumes due to increased demand in the paper and textile markets contributed to Reductone(R) sodium hydrosulfite's 1994 sales and profit improvements. Increased market share and excellent manufacturing operating rates contributed to increased sales and profits from swimming pool chemicals. In flexible urethanes lower domestic prices and higher raw material costs more than offset the effect of improved international prices, resulting in lower operating results. Sales and profits from electronic materials and chemicals were ahead of the prior year periods due to higher sales volumes for most of its products and services. In 1994's first half, the company signed a letter of intent to sell its conductive materials business.

Although Metals segment sales increased moderately over 1993's comparable periods, segment net income was significantly ahead of the same periods last year. Additional volumes to the automotive, housing and electronics industries and increased demand for cupping for the commercial ammunition market contributed to the strong profit performance. Lower metal values in this year's first quarter partially offset the year-to-date sales increase from these additional volumes. The 1993 periods included losses from the German joint venture, which was sold in October 1993. For the total 1994 year, excess capacity has lowered industry operating rates and has created a very competitive pricing environment. Continued strong customer demand is expected to contribute to 1994's increased improvement in segment sales and net income.

Defense and Ammunition 1994 segment sales increased 20% for the quarter and 12% for the six-month period while net income in both periods increased substantially. The sales from the Aerojet acquisition and higher commercial ammunition sales were the contributing factors to the 1994 sales improvements. Commercial ammunition volume increases were created by heavy consumer demand (caused by an apprehension of restrictive legislation and taxation) and by new dealer-distributor marketing programs. The profits from the additional sales were offset in part by lower management fees resulting from the production decline at the Lake City Army Ammunition plant. In 1994's second quarter, the profit contribution from higher Ball Powder(R) propellant sales more than offset the lower tank ammunition volumes. Sales and profits from key rocket engine programs, a new electronic commercial aircraft product and royalty income were the main contributors to the 1994 increase in Aerospace's financial performance. In the revised outlook for total 1994, Defense and Ammunition sales and profits are expected to increase from 1993 levels. In Winchester, domestic commercial and military ammunition sales are anticipated to exceed 1993's level and more than offset an expected delay in military export ammunition shipments. New commercial awards are expected to increase Aerospace's sales. The profit contribution from the Aerojet acquisition and the income associated with the Winchester sales improvement are expected to increase segment net income, which was previously anticipated to be slightly lower than in 1993.

Continuing reductions in the levels of defense procurement continue to adversely affect the Defense and Ammunition segment's performance and may continue to do so in future periods. Consequently, these reductions may also adversely affect, to a lesser extent, the company's financial performance in future years, including its income, liquidity, capital resources and financial condition. In addition, changes in the strategic direction of defense spending and the timing of defense procurement may also adversely affect this segment and the company. The precise impact of defense spending cutbacks will depend on the level of cutbacks, the extent to which these cutbacks are in the conventional ammunition area and the company's ability to mitigate the impact of the cutbacks with new business or by business consolidations. The company currently provides services to the U.S. Government in facilities management and is pursuing other business areas such as ordnance demilitarization. In view of continuing spending cutbacks of the Department of Defense, the historical financial information of the Defense and Ammunition segment, and to a lesser extent, of the company, may not be indicative of future performance.

Although selling and administration expenses as a percent of sales in 1994 decreased from the comparable 1993 periods, higher levels of expenditures existed in 1994. This increase was attributable primarily to additional brand promotional expenses for pool chemicals, increased market development expenses for certain specialty chemicals product-line expansions and the inclusion of the Aerojet acquisition in 1994's operating results. Interest and other income decreased in both 1994 periods from the prior year levels due primarily to the unfavorable performance of nonconsolidated affiliates, particularly in Latin America.

In 1994, cash flow from operations, proceeds from the common stock offering and the use of credit facilities financed the company's seasonal working capital requirements, capital expenditures, dividends and the acquisition of the medium caliber ammunition business. At June 30, 1994, the company maintained committed credit facilities with banks of $368 million of which $213 million was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future. In 1994, cash flow from operations improved significantly from 1993's level. In the first six months of 1993 cash flow was used to significantly reduce December 31, 1992 accounts payable balances and to support increased environmental spending. The unusually high level of capital spending in the 1992 fourth quarter and the timing of payment of invoices relating to various purchase commitments resulted in the increased level of accounts payable at year-end 1992 as compared to year-end 1993. In addition, 1993 expenditures for environmental remediation were approximately 35% higher than 1994's amount.

Capital spending of $44.2 million in 1994 was 32% lower than 1993 due to higher levels of spending in 1993 for additional brass strip capacity and a sulfuric acid regeneration plant. Total year capital spending, including environmental capital spending of $10 million, is estimated to increase 10% from 1993 mainly to support the consolidation of some electronic materials businesses and provide additional capacity for selected product lines, including a multi-year investment of $75 million for integration and expansion of toluene diisocyanate (TDI) capacity at Lake Charles, LA. Historically, the company has funded its environmental capital spending through cash flow from operations and expects to do so in the future. Investment spending in 1993 was attributed, in part, to the new ethylene oxide facility which is a Venezuelan joint venture in which the company has an investment of $20 million at June 30, 1994. Through the first half of 1994, this venture continued to experience liquidity difficulties due to high leverage. During the 1994 second quarter, one of the company's partners in this joint venture delayed payment of an advance to this venture, causing it to default on a third-party loan payment. Since then, this loan payment has been made. Additionally, in Venezuela general economic conditions have become unstable in light of new governmental actions. The government recently imposed currency exchange controls in order to control capital flight and manage inflation. The company and its joint venture partners are working to address these financial and economic issues.

On April 30, 1994, the company purchased certain assets of the medium caliber ordnance business of Aerojet for approximately $25 million. This acquisition provides the company with a complete line of improved medium caliber ammunition products as well as air-dispensed munition products. During the first half of 1993 the company sold the facility and assets of its contract integrated circuit assembly operation and its brake fluid and certain formulated functional fluid product lines. These divestitures generated proceeds of $12.4 million.

In May 1994, the company issued 2,213,750 shares of common stock at a price of $46.00. The proceeds were used to reduce outstanding short-term floating rate debt($25 million of which was incurred for the acquisition of the medium caliber ammunition business with the remainder incurred for working capital requirements). At June 30, 1994, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership Plan) was 42.3%, down from 47.1% at year-end 1993 and 46.3% at June 30, 1993.

In the 1994 year-to-date period, the company spent approximately $15 million for investigatory and clean-up activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1994 is estimated to be $40 million, compared to $44 million in 1993. The amounts spent were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1991, 1992 and 1993 and are expected to be material to net income in 1994 and future years.

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

The company's consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $124 million at June 30, 1994 and $131 million at December 31, 1993, of which $84 million and $91 million were classified as other noncurrent liabilities, respectively. Included in the reserve at June 30, 1994 and December 31, 1993, were liabilities anticipated to be shared with a third party, with whom the company is currently in litigation. Those reserves did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Environmental liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

                      Part II - Other Information

Item 3.  Legal Proceedings.

         As reported in Item 3(d) of Olin's 1993 Form 10-K, in late 1991, the Environmental Protection Agency ("EPA") brought a civil action in the U.S. District Court in Tennessee against Olin alleging violations of the Clean Air
Act and regulations thereunder with respect to mercury emissions at Olin's Charleston, Tennessee plant. The complaint alleged, among other things, that Olin failed to maintain a mercury cell in a manner to minimize leakage of mercury and mercury contaminated material for a period of approximately 17 months. EPA claimed civil penalties of $25,000 per day for each alleged violation. Olin and EPA reached a settlement in principle in this matter pursuant to which Olin will pay $1 million in penalties.
Subsequently, Olin and the EPA entered into a Consent
Decree to settle this matter and Olin paid $1 million in penalties.

Item 4.  Submission of Matters to a Vote of Security
Holders.

         The Company held its Annual Meeting of
Shareholders on April 29, 1994. Of the 20,289,521 shares of Common Stock and ESOP Preferred Stock entitled to vote at such meeting, 17,624,315 shares were present for purposes of a quorum. At the meeting, shareholders elected
Robert R. Frederick, William W. Higgins, and John P.
Schaefer to the Board of Directors as Class III Directors with terms expiring in 1997, and H. William Lichtenberger as a Class II Director with a term expiring in 1996. Votes cast for and votes withheld in the election of Directors were as follows:

                                   Votes For     Votes Withheld

Robert R. Frederick                16,870,116       754,199
William W. Higgins                 16,857,260       767,055
John P. Schaefer                   16,872,867       751,448
H. William Lichtenberger           16,863,941       760,374

There were no abstentions or broker non-votes.

         The shareholders also voted on and approved the Olin Corporation 1994 Stock Plan for Non-employee
Directors, which is a plan designed to pay non-employee directors most of their compensation in the form of Olin
Common Stock. Voting for this resolution approving such plan were 14,816,274 shares, 2,369,216 shares were voted against and 438,825 shares abstained from voting. There were no broker non-votes.

         The shareholders also voted on and approved an amendment to Article III of the By-laws of the Corporation.
The amendment related to indemnification of officers, Directors and employees. Voting for this resolution approving the amendment were 15,592,917 shares, 1,531,207 shares were voted against and 500,191 shares abstained from voting. There were no broker non-votes.

         The shareholders also voted on and approved the Olin Senior Management Incentive Compensation Plan, a plan which seeks to avoid certain tax limitations on the deductibility of compensation. Voting for the resolution approving this plan were 14,571,215 shares, 2,637,157 shares were voted against and 415,943 shares abstained from voting. There were no broker non-votes.

         The shareholders also voted on and approved amendments to the Olin 1991 Long Term Incentive Plan.
These amendments seek to avoid certain tax limitations on the deductibility of compensation. Voting for the resolution approving these amendments were 15,091,357 shares, 2,104,955 shares were voted against and 428,003 shares abstained from voting. There were no broker non-votes.

         The shareholders also ratified the appointment of KPMG Peat Marwick as independent auditors for 1994. Voting for the resolution ratifying the appointment were 17,167,499 shares, 290,729 shares were voted against and 166,087 shares abstained from voting. There were no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

           11.   Computation of Per Share Earnings (Unaudited).

         12(a).  Computation of Ratio of Earnings to Fixed
                 Charges (Unaudited).

         12(b).  Computation of Ratio of Earnings to
                 Combined Fixed Charges and Preferred Stock
                 Dividends (Unaudited).

         (b)     Reports on Form 8-K

                 Except for Current Report on Form 8-K,
                 dated May 4, 1994, with respect to item 5 thereof, which was filed on May 4, 1994, no reports on Form 8-K were filed during the quarter ended June 30, 1994.

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


                                  OLIN CORPORATION
                                  (Registrant)



                                  By:    J. A. Riggs

                                      J. A. Riggs
                                      Senior Vice President
                                      and Chief Financial Officer
                                      (Duly authorized signatory and
                                      Chief Financial Officer)


Date:  August 9, 1994

                             EXHIBIT INDEX




Exhibit
  No.       Description

 11         Computation of Per Share Earnings (Unaudited).

 12(a)      Computation of Ratio of Earnings to Fixed
            Charges (Unaudited).

 12(b)      Computation of Ratio of Earnings
            to Combined Fixed Charges and Preferred Stock
            Dividends (Unaudited).