Form 10-Q
period 1994-09-30
OLIN CORP
filed 1994-11-14
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

(Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15
(d)  OF  THE SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended     September 30, 1994

                             OR

[   ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
15(d)  OF  THE SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from                    to


Commission file number   1-1070


                        Olin Corporation
   (Exact name of registrant as specified in its charter)

               Virginia                        13-1872319
    (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification No.)

          120 Long Ridge Road, Stamford, CT       06904
     (Address of principal executive offices)      Zip Code)

                                 (203) 356-2000
    (Registrant's telephone number, including area code)


  (Former name, former address, and former fiscal year, if
                 changed since last report)


Indicate  by  check  mark whether the registrant  (1)  has
filed  all reports required to be filed by Section  13  or
15(d)  of  the Securities Exchange Act of 1934 during  the
preceding 12 months (or for such shorter period  that  the
registrant was required to file such reports), and (2) has
been  subject to such filing requirements for the past  90
days.

Yes     X      No


As of October 31, 1994 there were outstanding 21,480,421 shares of the registrant's common stock.

Part I - Financial Information
  Item 1.  Financial Statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                Condensed Balance Sheets
                                      (In millions)

                                          September30,    December 31,
                                             1994             1993
ASSETS
Cash                                         $8.0             $3.3
Accounts receivable, net                    410.4            344.9
Inventories                                 331.6            328.8
Other current assets                         67.0             62.8
  Total current assets                      817.0            739.8
Investments and advances                    116.5            121.1
Property, plant and equipment
 (less accumulated depreciation
  of $1,697.2 and  $1,623.9)                867.8            885.1
Goodwill                                    110.1            113.8
Other assets                                 60.4             70.6

Total assets                             $1,971.8         $1,930.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings and current
  installments of long-term debt            $42.9           $121.2
Accounts payable                            205.4            231.9
Other current liabilities                   297.6            251.1
  Total current liabilities                 545.9            604.2
Long-term senior debt                       308.2            323.9
Long-term subordinated debt                 125.0            125.0
Other noncurrent liabilities                263.9            281.7
Shareholders' equity:
  Preferred stock, par value $1 per share:
      Authorized 10.0 shares.
     Series A Conversion Preferred Stock
      Issued 2.76 shares                      2.8              2.8
     ESOP Preferred Stock
      Issued 1.2 shares                      86.9             92.0
  Guaranteed ESOP obligations               (34.0)           (44.0)
  Common stock, par value $1 per share:
     Authorized 60.0 shares.
        Issued 21.4 shares (19.1 in 1993)    21.4             19.1
  Additional paid-in capital                397.6            297.0
  Cumulative translation adjustment          (4.5)            (9.4)
  Retained earnings                         258.6            238.1
  Total shareholders' equity                728.8            595.6
Total liabilities and
 shareholders' equity                    $1,971.8         $1,930.4



___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.


        OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                Condensed Statements of Income
           (In millions, except per share amounts)




                                Three Months       Nine Months
                            Ended September 30,  Ended September 30,
                               1994     1993        1994    1993

Sales                         $666.9   $606.8    $1,979.9 $1,824.2
Operating expenses:
  Cost of goods sold           543.6    507.7     1,598.3  1,498.7
  Selling and administration    73.9     71.4       232.1    223.9
  Research and development       8.7     11.1        26.0     30.7

    Operating income            40.7     16.6       123.5     70.9

Interest expense                 8.9      9.7        28.4     28.9
Interest and other income        4.2      1.9         7.4      6.9
  Income before taxes           36.0      8.8       102.5     48.9
Income taxes                    13.9      3.8        37.5     17.9
  Net income                    22.1      5.0        65.0     31.0
Preferred dividends              1.6      1.8         5.1      5.5
Net income available to
  common shareholders          $20.5     $3.2       $59.9    $25.5

Per share of common stock:
  Primary                      $0.86    $0.15       $2.64     $1.17
  Fully diluted                $0.85       -        $2.57        -

  Dividends                    $0.55    $0.55       $1.65     $1.65

Average common shares outs.    21.4     19.1        20.3      19.1



___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

           OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  Condensed Statements of Cash Flows
                           (In millions)



                                                Nine Months
                                                Ended September 30,
                                                  1994      1993
Operating activities
Net income                                       $65.0      $31.0
Depreciation and amortization                    105.8      102.0
Changes in:
  Receivables                                    (60.4)     (15.0)
  Inventories                                      8.1       (0.8)
  Other current assets                            (3.9)      (2.0)
  Current liabilities other than borrowings      (24.1)     (76.1)
  Noncurrent liabilities                          10.6        2.4
  Deferred taxes                                   8.3       11.4

  Net operating activities                       109.4       52.9

Investing activities
Capital expenditures                             (76.3)     (90.2)
Proceeds from sales of businesses                 11.3       12.4
Business acquired in purchase transaction        (25.4)        -
Other investments                                 (1.2)      (7.9)
Other transactions                                18.7        4.6

  Net investing activities                       (72.9)     (81.1)

Financing activities
Long-term debt repayments                        (15.5)     (18.2)
Short-term (repayments) borrowings               (78.5)      81.4
Issuance of common stock                          97.7         -
Repayment from ESOP                               10.0       10.0
Dividends paid                                   (45.5)     (44.5)

  Net financing activities                       (31.8)      28.7

  Net increase in cash                             4.7        0.5
Cash, beginning of period                          3.3        3.6

Cash, end of period                               $8.0       $4.1



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

2. Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. It is not practicable, therefore, to separate the inventory into its components (raw materials, work-in-process and finished products).
   Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the consolidated financial statements at September 30, 1994, reflect certain estimates relating to inventory quantities and costs at December 31, 1994.

3. An Employee Stock Ownership Plan (ESOP) was established in June 1989. The ESOP purchased from the company approximately 1.3 million shares ($100 million) of a newly-authorized 1.75 million share series of the company's ESOP preferred stock, financed by $60 million of notes guaranteed by the company, and $40 million of borrowings from the company. The company's loan to the ESOP has been repaid in full as of December 31, 1992. Such loan was financed by the company through a long-term credit facility which is classified on the September 30, 1994 balance sheet as long-term debt.

   At September 30, 1994 there were approximately 1.1 million shares of ESOP preferred stock outstanding at a value of $77.50 per share. The quarterly fixed dividend rate is $1.4925 per share. The ESOP preferred stock is convertible by the holder into the company's common stock on a one-for-one basis, subject to anti-dilutive adjustments and may be redeemed at the option of the company after July 1, 1994, or at the option of the Plan under certain circumstances (including upon payment of withdrawing ESOP participant accounts or if required to meet ESOP debt payments). The ESOP preferred stock is included in shareholders' equity because the company intends to redeem the ESOP preferred stock solely with shares of the company's common stock, and has the ability to do so.

4. Primary earnings per share are computed by dividing net income less the ESOP preferred dividend requirement by the weighted average number of common shares outstanding, plus an equivalent number (one-for-one) of common shares, assuming the conversion of the Series A Stock. Fully diluted earnings per share reflect the dilutive effect of stock options and assume the conversion of outstanding ESOP preferred stock into an equivalent number of common shares. Net income was reduced by an additional ESOP contribution (differential between the common and the ESOP preferred dividend rates under an assumed conversion) necessary to satisfy the debt service requirement. Fully diluted per share amounts for the 1993 periods were antidilutive.

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

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

Segment sales and net income (loss) for the 1994
third quarter and year-to-date period compared with
corresponding prior year periods are set forth in the
following table:
                           Three Months       Nine Months
                        Ended Sept. 30,   Ended Sept. 30,
(In millions)            1994  1993       1994       1993
 Sales:
  Chemicals           $299.6  $271.4   $923.2   $861.4
  Metals               188.7   159.6    554.7    499.5
  Defense/Ammunition   178.6   175.8    502.0    463.3
     Total            $666.9  $606.8 $1,979.9 $1,824.2

 Net Income (Loss):
  Chemicals            $10.5   $(1.9)   $33.2    $15.1
  Metals                 8.3     4.4     26.6     15.9
  Defense and Ammunition 8.5     8.4     21.7     17.5
  Corporate and Other   (5.2)   (5.9)   (16.5)   (17.5)
     Total              $22.1    $5.0    $65.0    $31.0

Chemicals sales for the 1994 quarter and year-to-date period increased 10% and 7%, respectively, while net income increased significantly from 1993's levels due to higher demand, improved pricing and cost reductions. Demand for chlorine has been strong all year with pricing improving in the first quarter and remaining stable. Commencing with the second quarter, caustic demand has increased to the point where it is in short supply. While declining in the first quarter of 1994, caustic pricing has increased in each of the following quarters. These factors along with lower operating costs have contributed to Chlor-Alkali's improved 1994 financial performance. Profits of Reductone(R) were higher due primarily to the strong domestic demand for sodium hydrosulfite from the paper and textile industries. In swimming pool chemicals, additional volumes contributed to its improved 1994 financial performance. Although sales of flexible urethanes were higher in both 1994 periods, operating results were adversely affected by higher raw material costs and a temporary production outage in September
1994 at the TDI(toluene diisocyanate) plant. The sulfuric acid business benefited from the new acid regeneration plant as higher sales and profits contributed to improved operating results of industrial chemicals. Sales and profits from electronic materials and chemicals were ahead of the prior year periods due to higher semiconductor industry demand. As part of its 1993 strategic action plan, the company sold its conductive materials business to Acheson Industries. The Clinton
Administration has recommended amendments to the Clean
Water Act which, among other things, would seek funding of a proposed 2 1/2 year study of the impacts and benefits of chlorine and chlorinated compounds. In addition, a bill was introduced in the United States
Congress in 1993 which would propose to eliminate discharges of chlorine compounds into navigable waters and require zero discharge limits for certain toxic substances, including certain chlorinated compounds.
It is impossible to predict what legislation or other initiatives, if any, may be adopted regarding chlorine and what effect, if any, such action may have on the company.

Metals sales for the 1994 quarter and year-to-date period increased 18% and 11%, respectively, while segment net income increased significantly from 1993's levels. For the 1994 year, with an improving economy, the demand for strip products has been exceptionally strong, as the industry is expected to operate at near record levels. Continuing strong demand from the automotive and the commercial ammunition markets as well as the housing and electronics industries, has contributed to Metals' 1994 financial performance. The
1993 expansion of the brass mill enabled the Metals segment to meet increased demand and along with the reduced manufacturing costs, were major factors in this year's improved operating results. The 1993 year-to-date period included losses from the German joint venture, which was sold in October 1993.

Although Defense and Ammunition segment sales for the 1994 quarter and year-to-date period increased 2% and 8%, respectively, segment net income increased slightly for the quarter and 24% for the nine-month period. In the quarter, heavy consumer buying of commercial ammunition, sales from the Aerojet acquisition and increased demand for Ball Powder(R) propellant more than offset lower medium-caliber ammunition shipments. Commercial ammunition volume increases were created by heavy consumer demand
(caused by continued apprehension of restrictive legislation and taxation) and by new 1994 marketing programs. The related profits from these additional volumes were offset in part by the impact of production delays of medium-caliber ammunition and lower management fees resulting from a significant production decline at the Lake City Army Ammunition plant. The year-to-date sales increase was attributable primarily to increased levels of commercial ammunition and Ball Powder propellant shipments and the Aerojet acquisition, offset in part by the medium-caliber ammunition delays. The profit impact from these higher sales volumes along with additional royalty income and profits from certain
Aerospace programs were the main contributors to the year-to-date profit increase.

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

Additional brand promotional expenses for pool chemicals, increased market development expenses for certain specialty chemicals product-line expansions, and the inclusion of the Aerojet acquisition in 1994's operating results accounted primarily for the 1994 increase in selling and administration expenses.
Interest and other income increased in both 1994 periods from the prior year levels. Better operating results of the nonconsolidated affiliates were the main contributors to the 1994 quarterly increase.

In 1994, cash flow from operations, proceeds from the common stock offering and the sales of businesses and the use of credit facilities financed the company's seasonal working capital requirements, capital expenditures, dividends and the Aerojet acquisition.
At September 30, 1994, the company maintained committed credit facilities with banks of $305 million of which $249 million was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future. In
1994, cash flow from operations improved significantly from 1993's level. The effect of higher net income contributed to the improvement. Increased volumes as a result of a stronger economy accounted for much of the increase in accounts receivables from 1993 year-end.
Also, cash flow in the first nine months of 1993 was used to significantly reduce December 31, 1992 accounts payable balances and to support increased environmental spending. The unusually high level of capital spending in the 1992 fourth quarter and the timing of payment of invoices relating to various purchase commitments resulted in the increased level of accounts payable at year-end 1992 as compared to year-end 1993. In addition, 1993 expenditures for environmental remediation were approximately 25% higher than 1994's amount.

Capital spending in 1994 of $76.3 million was 15% lower than 1993 due to higher levels of spending in 1993 for additional brass strip capacity and a sulfuric acid regeneration plant. Total year capital spending, including environmental capital spending of $10 million, is estimated to increase 16% from 1993 mainly to support the consolidation of some electronic materials businesses, up-grade a stand-by manufacturing facility and provide additional capacity for selected product lines, including a multi-year investment of $75 million for integration and expansion of toluene diisocyanate (TDI) capacity at Lake Charles, LA. Historically, the company has funded its environmental capital spending through cash flow from operations and expects to do so in the future.
Investment spending in 1993 was attributed primarily to the new ethylene oxide facility which is a Venezuelan joint venture in which the company has an investment of $20 million at September 30, 1994.
Through the first nine months of 1994, this venture continued to experience liquidity difficulties due to high leverage. In Venezuela general economic conditions have become unstable in light of new governmental actions. The government recently imposed currency exchange controls in order to control capital flight and manage inflation. The company and its joint venture partners are working to address these financial and economic issues.

On April 30, 1994, the company purchased certain assets of the medium caliber ordnance business of Aerojet for approximately $25 million. This acquisition provides the company with a complete line of improved medium caliber ammunition products as well as air-dispensed munition products. In the 1994 third quarter, the company sold its conductive materials business including the manufacturing facility in Ontario, CA to Acheson Industries, which generated proceeds of $11.3 million. During the first nine months of 1993 the company sold the facility and assets of its contract integrated circuit assembly operation and its brake fluid and certain formulated functional fluid product lines. These 1993 divestitures generated proceeds of $12.4 million.

In May 1994, the company issued 2,213,750 shares of common stock at a price of $46.00. The proceeds were used to reduce outstanding short-term floating rate debt($25 million of which was incurred for the acquisition of the medium caliber ammunition business with the remainder incurred for working capital requirements). At September 30, 1994, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee
Ownership Plan) was 38.4%, down from 47.1% at year-end
1993 and 44.9% at September 30, 1993.

In the 1994 year-to-date period, the company spent approximately $24 million for investigatory and clean-up activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year
1994 is estimated to be $40 million, compared to $44 million in 1993. The amounts spent were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1991, 1992 and 1993 and are expected to be material to net income in 1994 and future years.

Annual environmental-related cash outlays for capital projects, site investigation and remediation, and normal plant operations are expected to range from $90-
$105 million over the next several years. While the company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures.
Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and the financial capability of other potentially responsible parties and the company's ability to obtain contributions from other parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcome of which is subject to various uncertainties) may be decided unfavorably against the company.

The company's consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $120 million at September 30, 1994 and $131 million at December 31, 1993, of which $80 million and $91 million were classified as other noncurrent liabilities, respectively. Included in the reserve at September 30, 1994 and December 31, 1993, were liabilities anticipated to be shared with a third party, with whom the company is currently in litigation. Those reserves did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Environmental liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Part II - Other Information



Item 1.   Legal Proceedings.

          (a)  The Augat, Inc. and Isotronics v. Aegis
          litigation described in Item 3(f) of the Company's
          Annual Report on Form 10-K for 1993 and Item 1 of the Company's Quarterly Report on Form 10-Q for the Quarter ending March 31, 1994 has been settled by all parties by a payment of $5 million to a plaintiff.


Item 6.   Exhibits  and Reports on Form 8-K.

           (a)  Exhibits

           11.  Computation of Per Share Earnings
           (Unaudited).

           12(a).Computation of  Ratio of Earnings to Fixed
           Charges (Unaudited).

           12(b).Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock
           Dividends (Unaudited).

           27.  Financial Data Schedule.

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 1994.

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



Date:  November 10, 1994

                        EXHIBIT INDEX



Exhibit
   No.    Description

11      Computation of Per Share Earnings (Unaudited).

12(a)   Computation of Ratio of Earnings to Fixed Charges
        (Unaudited).

12(b)   Computation of Ratio of Earnings to Combined Fixed
        Charges and Preferred Stock Dividends (Unaudited).

27      Financial Data Schedule.