Form 10-K
period 1994-12-31
OLIN CORP
filed 1995-03-10
CIK 74303

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [FEE REQUIRED] For the fiscal year ended December 31,1994
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED] For the transition period from           to

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                               ----------------
  As of January 31, 1995, the aggregate market value of registrant's voting stock held by non-affiliates of registrant was approximately $1,137,958,000. The appraised value of the ESOP Preferred Shares as indicated in the most recent independent appraiser's quarterly report was used in determining the market value of such Shares.

                               ----------------
As of January 31, 1995, 21,518,831 shares of the registrant's common stock were outstanding.

                               ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE
 PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS FORM
                           10-K AS INDICATED HEREIN:

                                                       PART OF 10-K
                       DOCUMENT                   INTO WHICH INCORPORATED
                       --------                   -----------------------
      1994 Annual Report to Shareholders of Olin    Parts I, II, and IV
       Proxy Statement relating to Olin's 1995           Part III
            Annual Meeting of Shareholders

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Stamford, Connecticut. It is a manufacturer concentrated in chemicals, metals, defense-related products and services, and ammunition. The chemicals segment is divided into three areas or divisions:
Chemicals, Chlor-Alkali and Electronic Materials. Chemicals includes flexible urethanes, pool chemicals, biocides, acids, performance urethanes, and surfactants and fluids. Chlor-alkali includes chlor-alkali products, sodium hydrosulfite and high strength bleach products. Electronic Materials includes image-forming and related specialty chemicals and electronic interconnect materials and services. Products in the metals segment include copper and copper alloy sheet, strip, rod, wire, tube and fabricated parts and stainless steel strip. The defense and ammunition segment includes small, medium and large caliber military ammunition, sporting ammunition and advanced technology products and services for aerospace and defense customers.

  Information as to the sales and assets attributable to each of Olin's industry segments for each of the last ten fiscal years appears on page 19 of the 1994 Annual Report to Shareholders of Olin ("Shareholders Report") and in
Exhibit 13 hereto. Such information with respect to the last three fiscal years is incorporated by reference in this Report.* Information as to operating income of Olin's industry segments for each of the last three fiscal years contained in the Note "Segment Information" of the Notes to Financial Statements on page 28 of the Shareholders Report and in Exhibit 13 hereto is incorporated herein by reference.

  The term "Olin" as used herein means Olin Corporation and its subsidiaries unless the context indicates otherwise.


- --------
* Except for material contained in Exhibit 13, the Shareholders Report is not "filed" as part of this Report.

PRODUCTS AND SERVICES

  The following is a list of the principal and certain other products and services provided by Olin and its affiliates as of December 31, 1994 within each industry segment. Principal products on the basis of annual revenues are highlighted in bold face.

                                   CHEMICALS

                                                                                                         MAJOR RAW MATERIALS
 PRODUCT LINE                                                                                             & COMPONENTS FOR
 OR DIVISION            PRODUCTS & SERVICES           MAJOR END-USES           PLANTS & FACILITIES*       PRODUCTS/SERVICES
 ------------       ---------------------------- -----------------------   ---------------------------- ---------------------
 Chlor-alkali
 Chlor-alkali       CHLORINE/CAUSTIC SODA        Pulp & paper              Augusta, GA                  salt, electricity
                                                 processing, chemical      Charleston, TN
                                                 manufacturing, water      McIntosh, AL
                                                 purification,             Niagara Falls, NY (Niachlor)
                                                 manufacture of vinyl
                                                 chloride, bleach
- ------------------------------------------------------------------------------------------------------------------------------------
 Other Chlor-alkali Sodium Hydrosulfite          Paper, textile & clay     Augusta, GA                  caustic soda,
  Products                                       bleaching                 Charleston, TN               sulfuric acid,
                                                                           Salto, Brazil                sulfur dioxide
            ------------------------------------------------------------------------------------------------------------------------
                    HyPure(TM) products          Industrial &              Charleston, TN               chlorine, caustic
                                                 institutional cleaners,                                soda
                                                 textile bleaching
- ------------------------------------------------------------------------------------------------------------------------------------
 Chemicals
 Urethanes          TOLUENE DIISOCYANATE                                   Lake Charles, LA             di-nitrotoluene,
                    (TDI)                        Intermediate for          Fukuoka, Japan (Kyodo        chlorine, ammonia,
                                                 flexible foam used in      TDI Limited Company)        natural gas
                    ------------------------     furniture,                --------------------------------------------------------
                    Flexible polyols             bedding, carpet           Brandenburg, KY              propylene oxide,
                                                 underlay,                 Punta Camacho, Venezuela     ethylene oxide
                                                 transportation,            (Etoxyl, C.A.)
                                                 packaging                 Ibaraki-ken, Japan
                                                                            (Asahi-Olin Ltd.)
            ----------------------------------------------------------------------------------------------------------------------
                    Urethane systems             Packaging & insulation    Ibaraki-ken, Japan           polyols, methylene
                                                                            (Asahi-Olin Ltd.)           diphenyl diisocyanate
                                                                           Salto, Brazil
- ------------------------------------------------------------------------------------------------------------------------------------
 Industrial         CDB(R)** Chlorinated         Sanitizers for            S. Charleston, WV**          chlorine, caustic
  Isocyanurates     isocyanurates                industrial & household    Salto, Brazil                soda, urea
                                                 cleaners
            ---------------------------------------------------------------------------------------------------------------
                    Virgin & regenerated         Petroleum refining,       Beaumont, TX                 sulfur, oxygen,
                    sulfuric acid, nitric acid   agricultural chemicals    Lake Charles, LA             ammonia
                                                                           Shreveport, LA
- ------------------------------------------------------------------------------------------------------------------------------------
 Pool Chemicals     HTH(R), SOCK-IT(R),          Residential &             Charleston, TN               chlorine, lime,
                    PULSAR(R), SUPER SOCK-IT(R), commercial pool           Igarassu, Brazil (Nordesclor caustic soda
                    DURATION(R) & CCH(R)         sanitizing, water          S.A.)
                    CALCIUM HYPOCHLORITE         purification              Kempton Park, S. Africa
                                                                            (Aquachlor
                                                                            (Proprietary) Ltd.)
                                                                           Brisbane, Australia
            ---------------------------------------------------------------------------------------------------------------
                    PACE(R), SUN(R)**            Residential &             Anaheim, CA                  chlorine, caustic
                    CHLORINATED                  commercial pool           Livonia, MI**                soda, urea
                    ISOCYANURATES                sanitizing, water         S. Charleston, WV**
                                                 purification              Amboise, France
- ------------------------------------------------------------------------------------------------------------------------------------
 Performance        Aliphatic isocyanates        Coatings, elastomers,     Lake Charles, LA             chlorine, specialty
  Urethanes                                      adhesives & sealants                                   aliphatic amines
            ---------------------------------------------------------------------------------------------------------------
                    Specialty polyols            Elastomers, adhesives,    Brandenburg, KY              propylene oxide,
                                                 coatings, sealants &      Ibaraki-ken, Japan           ethylene oxide
                                                 rigid foam                 (Asahi-Olin Ltd.)

- --------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.
** Subject to sale. See "Recent Developments."

                                                                                                    MAJOR RAW MATERIALS
 PRODUCT LINE         PRODUCTS                                                  PLANTS               & COMPONENTS FOR
 OR DIVISION         & SERVICES              MAJOR END-USES                 & FACILITIES*            PRODUCTS/SERVICES
 ------------ ------------------------- ------------------------   -------------------------------- -------------------
 Hydrazine    Hydrazine solutions &     Intermediate in blowing    Lake Charles, LA                 chlorine, caustic
              hydrazine-based           agents & agricultural      McIntosh, AL                     soda, ammonia,
              propellants               chemicals; boiler water                                     dimethylamine,
                                        treatment, rocket &                                         monomethylamine
                                        satellite propellants
- -----------------------------------------------------------------------------------------------------------------------
 Biocides     Omadine(R)                Antidandruff agents        Rochester, NY                    pyridine, zinc
              IPBC Biocide,             in shampoo, preservative   Swords, Ireland                  salts, chlorine
              Triadine(R) Biocide,      in metal working fluids,
              Zinc Omadine(R)           coatings,
              Biocide & Sodium          adhesives, plastics, an-
              Omadine(R) Biocide        tifouling agent in
                                        marine paints
      -----------------------------------------------------------------------------------------------------------------
              Custom chemicals          Chemical intermediates     Rochester, NY
              manufacturing
- -----------------------------------------------------------------------------------------------------------------------
 Organics     Anionic & nonionic        Household, industrial &    Brandenburg, KY                  ethylene oxide,
              surfactants, glycols,     institutional cleaners,    Punta Camacho,                   propylene oxide
              glycol ethers, fluids     basestocks for water        Venezuela
                                        based metal-
                                        working/hydraulic fluids
- -----------------------------------------------------------------------------------------------------------------------
Electronic Materials
 Electronic   High purity acids &       Used as process aids in    Chandler, AZ                     various acids
  Chemicals   solvents, dopants,        semi-conductor             Nazareth, PA                     & solvents,
              vapor deposition          manufacturing              Seward, IL                       ammonia-based
              chemicals, specialty                                                                  etchants
              etchants
      -----------------------------------------------------------------------------------------------------------------
              Photoresists & polyimides Used as semiconductor      Brandenburg, KY                  diazo compounds,
                                        components and/or as       East Providence, RI (OCG         rubber polymers,
                                        process aids in             Microelectronic                 novolak polymers,
                                        semiconductor               Materials, Inc.)                solvents,
                                        manufacturing              Tempe, AZ (OCG                   photoinitiators,
                                                                    Microelectronic                 polyimide polymers
                                                                    Materials, Inc.)
                                                                   Zwijndrecht, Belgium (OCG
                                                                    Microelectronic Materials N.V.)
                                                                   Shizuoka, Japan (Fuji-Hunt
                                                                    Electronics Technology
                                                                    Co., Ltd.)
                                                                   Basle, Switzerland (OCG
                                                                    Microelectronic Materials AG)
      -----------------------------------------------------------------------------------------------------------------
              Dry liquid toner systems  Used in electrostatic      Berea, OH                        resins,
                                        printers and offset        Kallo, Belgium                   hydrocarbons
                                        platemaking systems

- --------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                                                                             MAJOR RAW MATERIALS
 PRODUCT LINE         PRODUCTS                                             PLANTS             & COMPONENTS FOR
 OR DIVISION         & SERVICES             MAJOR END-USES              & FACILITIES*         PRODUCTS/SERVICES
 ------------ ------------------------ ------------------------   ------------------------- ---------------------
 Interconnect High performance         Integrated circuits &      Manteca, CA               specialty aluminum
  Materials   integrated circuit       multi-chip modules for                               alloys & specialty
              packaging materials      computer,                                            adhesives
                                       telecommunications,
                                       instrumentation &
                                       automotive products
      ------------------------------------------------------------------------------------------------------------------
              High performance,        All industry market        New Bedford, MA           all metals, metal
              high reliability,        segments; computer,         (Aegis, Inc.)            alloys, metal
              hermetic metal           communications, medical,                             matrix composites,
              packages for the         industrial,                                          special alloys and
              microelectronics         instrumentation,                                     glasses
              industry                 automotive, consumer,
                                       aerospace and military
 -----------------------------------------------------------------------------------------------------------------------
                                                          METALS
 Olin Brass   COPPER & COPPER ALLOY    Electronic connectors,     Bryan, OH                 copper, zinc &
              SHEET & STRIP            lead frames, electrical    East Alton, IL            other nonferrous
              (STANDARD & HIGH         components,                Indianapolis, IN          metals
              PERFORMANCE)             communications,            Waterbury, CT
                                       automotive, builders'      Iwata, Japan (Yamaha-Olin
                                       hardware, coinage           Metal Corporation)
      ------------------------------------------------------------------------------------------------------------------
              Network of metals        Electronic connectors,     Alliance, OH              copper & copper alloy
              service centers          electrical components,     Caguas, PR                sheet, strip, rod,
                                       communications,            Carol Stream, IL          tube & steel &
                                       automotive, builders'      Allentown, PA             aluminum strip
                                       hardware, household        Warwick, RI
                                       products                   Watertown, CT
                                                                  Yorba Linda, CA
      ------------------------------------------------------------------------------------------------------------------
              Beryllium copper strip   High performance           East Alton, IL            beryllium copper
                                       electronic applications
      ------------------------------------------------------------------------------------------------------------------
              POSIT-BOND(R) CLAD METAL Coinage strip & blanks     East Alton, IL            cupronickel,
                                                                                            copper & aluminum
      ------------------------------------------------------------------------------------------------------------------
              ROLLED COPPER FOIL,      Printed circuit boards,    Waterbury, CT             copper, zinc
              COPPERBOND(R) FOIL,      electrical & electronic,                             & other nonferrous
              STAINLESS STEEL STRIP    automotive                                           metals, stainless
                                                                                            steel
      ------------------------------------------------------------------------------------------------------------------
              COPPER ALLOY SEAMLESS    Utility condensers,        Cuba, MO                  copper, zinc & other
              & WELDED TUBE            industrial heat            Indianapolis, IN          nonferrous metals
                                       exchangers,
                                       refrigeration & air
                                       conditioning, builders'
                                       hardware, automotive
      ------------------------------------------------------------------------------------------------------------------
              Fabricated products      Builders' hardware,        East Alton, IL            brass & stainless
                                       cartridge cases, shaped    Coventry, U.K.            steel strip
                                       charge cones,               (Techniche Olin Limited)
                                       transportation,
                                       household & recreational
                                       products
      ------------------------------------------------------------------------------------------------------------------
              Copper & copper alloy    Fasteners, electrical      Indianapolis, IN          copper, zinc & other
              rod & wire               connectors,                                          nonferrous metals
                                       transportation, plumbing
                                       & builders' hardware

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

                             DEFENSE AND AMMUNITION

                                                                                           MAJOR RAW MATERIALS
 PRODUCT LINE         PRODUCTS                                           PLANTS             & COMPONENTS FOR
 OR DIVISION         & SERVICES             MAJOR END-USES           & FACILITIES*          PRODUCTS/SERVICES
 ------------ ------------------------ ------------------------   -------------------- ---------------------------
 Ordnance     LARGE CALIBER MILITARY   Used by tanks &            Marion, IL           various metals,
              AMMUNITION, PROJECTILES  artillery                  Red Lion, PA         propellants,
              & COMPONENTS                                        St. Marks, FL        sub-contracted
                                                                  St. Petersburg, FL   components
      ------------------------------------------------------------------------------------------------------------
              MEDIUM CALIBER MILITARY  Used by ground             Downey, CA           Ball Powder(R) propellant,
              AMMUNITION & COMPONENTS  vehicles, ships,           Marion, IL           explosives, various metals,
                                       helicopters & aircraft                          sub-contracted components
      ------------------------------------------------------------------------------------------------------------
              BALL POWDER(R)           Small caliber commercial   St. Marks, FL        nitrocellulose
              PROPELLANT, EXPLOSIVES   ammunition, small,
              & research & development medium & large caliber
              for propulsion systems   military ammunition
      ------------------------------------------------------------------------------------------------------------
              Demilitarization of      Contracts for disposal     Marion, IL           Government supplied
              medium & large caliber   of U.S. Government         St. Petersburg, FL   ammunition & rocket
              ammunition & rocket      surplus ammunition &                            motors
              motors                   rocket motors
      ------------------------------------------------------------------------------------------------------------
              Government-owned         Maintenance of U.S. Army   Baraboo, WI          sub-contracted &
              arsenal operations       laid-away production                            government-supplied
              (GOCO)                   plant                                           components
      ------------------------------------------------------------------------------------------------------------
              Gas generators           Specialty solid-           Marion, IL           various metals, solid
                                       propellant gas                                  propellant ingredients
                                       generators for missiles                         & subcontracted
                                       & aircraft                                      components
- ------------------------------------------------------------------------------------------------------------------
 Aerospace    Pulsed power systems     Pulsed high voltage gen-   San Leandro, CA      sub-contracted
                                       erators, nuclear radia-                         components,
                                       tion simulators, accel-                         including capacitors
                                       erators, high frequency
                                       modulators, military
                                       hardware survivability
                                       assessment, high power
                                       microwave systems, flash
                                       x-ray products
      ------------------------------------------------------------------------------------------------------------
              Anti-armor systems       Design, development &      San Leandro, CA      various metals,
                                       testing of advanced        Tracy, CA            sub-contracted
                                       antiarmor warhead sys-     Lucerne, Switzerland components, explosive
                                       tems for various anti-                          ingredients
                                       tank missiles; volume
                                       production of missile-
                                       body metal parts; load,
                                       assembly & pack of vari-
                                       ous explosive devices
      ------------------------------------------------------------------------------------------------------------
              Low-voltage power        Design, development,       Redmond, WA          electronic piece
              conditioning &           test & production of                            parts, printed
              controlling devices;     aircraft, missile,                              wireboards, formed
              digital test equipment;  spacecraft, shipboard &                         metal parts
              airborne electronic      van-mounted power
              products                 equipment & control
                                       devices for military &
                                       commercial applications;
                                       design, development,
                                       test & production of
                                       microprocessor-based
                                       stores test equipment
                                       for military aircraft

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

                                                                                        MAJOR RAW MATERIALS
 PRODUCT LINE          PRODUCTS                                          PLANTS          & COMPONENTS FOR
 OR DIVISION          & SERVICES             MAJOR END-USES          & FACILITIES*       PRODUCTS/SERVICES
 ------------  ------------------------ ------------------------   ------------------ -----------------------
 Aerospace     Hydrazine rocket         Directional control        Moses Lake, WA     various metals,
  (continued)  engines; advanced        rockets & propulsion       Redmond, WA        sub-contracted
               propulsion systems &     systems for satellite &                       components,
               components; inflation    space vehicles, launch                        hydrazine liquid
               systems; specialty       vehicles, tactical                            propellant, ammonium
               solid-propellant         missiles & projectiles;                       nitrate-, sodium
               devices                  specialty solid-                              azide- and non-sodium
                                        propellant gas                                azide based solid
                                        generator-based devices                       propellant
                                        for munitions                                 ingredients
                                        dispensing, fire
                                        suppression, flotation &
                                        other inflation systems
- -------------------------------------------------------------------------------------------------------------
 Winchester(R) WINCHESTER(R) SPORTING   Hunters & recreational     East Alton, IL     brass, lead, steel,
               AMMUNITION (SHOT-        shooters, law              Geelong, Australia plastic, Ball Powder(R)
               SHELLS, SMALL CALIBER    enforcement agencies                          propellant,
               CENTERFIRE &                                                           explosives
               RIMFIRE AMMUNITION)
      -------------------------------------------------------------------------------------------------------
               Small caliber military   Infantry and mounted       East Alton, IL     brass, lead, Ball
               ammunition               weapons                                       Powder(R) propellant,
                                                                                      explosives
      -------------------------------------------------------------------------------------------------------
               Government-owned         Maintenance and            Independence, MO   brass, lead, Ball
               arsenal operation (GOCO) operation of U.S. Army                        Powder(R) propellant,
                                        small caliber military                        explosives,
                                        ammunition production                         government supplied
                                        plant                                         components
      -------------------------------------------------------------------------------------------------------
               Industrial products (8   Maintenance applications   East Alton, IL     brass, lead,
               gauge loads & powder-    in power & concrete        Geelong, Australia plastic, Ball
               actuated tool loads)     industries, powder-                           Powder(R) propellant,
                                        actuated tools in                             explosives
                                        construction industry


- --------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

RECENT DEVELOPMENTS

  In April 1994, Olin acquired the medium caliber ammunition business of GenCorp's Aerojet--General Corporation's Ordnance Division. The acquisition expanded Olin's medium caliber ammunition family and positioned Olin with a complete line of improved 20MM, 25MM and 30MM ammunition as well as air dispensed munitions products.

  In May 1994, Olin issued approximately 2.2 million shares of its common stock in an underwritten public offering at $46 per share. The net proceeds of the offering were used to fund the aforementioned acquisition and to retire short term debt.

  In August 1994, Olin sold its conductive materials business to Acheson Industries, including Olin's manufacturing facility in Ontario, California. This business provided electrically conductive inks and coatings for membrane switches and circuitry used in the electronics industry.

  In December 1994, Olin sold its trichloroisocyanurate production facility in Lake Charles, Louisiana to BioLab Inc., a subsidiary of Great Lakes Chemical Corp.

  In February 1995, Olin signed an agreement to sell its isocyanurate plant at South Charleston, West Virginia and its Livonia, Michigan repackaging facility to subsidiaries of Israel Chemicals Ltd. Previously, Olin entered into an agreement to sell to Aqua Clear Industries, Inc. of Watervliet, New York, the Sun(R) brand of swimming pool chemicals. Olin is required by an order of the Federal Trade Commission (FTC) more fully discussed in Item 3(c) of this Form 10K, to divest itself of these assets. These sales are subject to the approval of the FTC, among other things.

  On March 1, 1995, the 2.76 million shares of Olin's Series A Conversion Preferred Stock (PERCS(R)) converted into shares of Olin's Common Stock on a one-for-one basis.

INTERNATIONAL OPERATIONS

  Olin has sales offices and subsidiaries in various countries which support the worldwide export of products from the United States as well as overseas production facilities. In addition, Olin has manufacturing interests, both direct and through joint ventures, in several foreign countries.

  An Olin subsidiary in Ireland manufactures biocides for personal care and industrial applications; a Brazilian subsidiary manufactures urethane systems and Reductone(R) sodium hydrosulfite. An electronic materials subsidiary located in Belgium packages toners which are marketed throughout Europe. Hydrochim, S.A., a wholly-owned subsidiary, is a French isocyanurate repacking operation. Etoxyl, C.A., a Venezuelan subsidiary, manufactures urethane polyols and other specialty chemicals.

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

  Olin has an interest in a plant in Japan for the production of urethane polyols and other specialty chemicals through a joint venture with Asahi Glass Company Ltd. Olin also has an interest in a plant in Venezuela for the production of ethylene oxide and ethylene glycol through a joint venture with Corimon, C.A., S.A.C.A., Petroquimica de Venezuela S.A. and the International Finance Corporation. A joint venture of Olin and Asahi Glass Company Ltd. has an interest in a TDI production plant in Japan with Mitsui Toatsu.

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

  An Olin subsidiary loads and packs sporting and industrial ammunition in Australia. The geographic segment data contained in the Note "Segment Information" of the Notes to Financial Statements on page 28 of the Shareholders Report and Exhibit 13 hereto are incorporated by reference in this Report.

CUSTOMERS AND DISTRIBUTION

  During 1994, no single nongovernmental customer accounted for more than 1.5% of Olin's total consolidated sales and U.S. government sales accounted for 14% of Olin's total consolidated sales. Products which Olin sells to industrial or commercial users or distributors for use in the production of other products constitute a major part of Olin's total sales. Some of its products, such as pool chemicals, sporting ammunition and brass, are sold to a large number of users or distributors, while others, such as certain industrial chemicals, are sold in substantial quantities to a relatively small number of industrial users.

  Most of Olin's products and services are marketed primarily through its sales force and sold directly to various industrial customers, the U.S. Government and its prime contractors, to wholesalers and other distributors.

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

  Metals. Principal customers of Olin's copper and copper alloy strip, sheet, rod, wire and seamless and welded tube include producers of electrical and electronic equipment, builders' hardware and appliances, the plumbing, automotive and air-conditioning industries and manufacturers of a variety of consumer goods.

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

  Defense and Ammunition. The principal customers of the Ordnance division are the U.S. Department of Defense and certain foreign governments. Principal customers of the Aerospace division are the U.S. Government, major defense contractors, aerospace companies, telecommunications companies and certain foreign governments. The principal users of the Winchester division's products are recreational shooters, hunters, law enforcement agencies, the power and concrete industries, the construction industry, the U.S. Armed Forces and certain foreign governments.

GOVERNMENT SALES

  U.S. Government sales were approximately $379 million in 1994, $354 million in 1993 and $409 million in 1992.

  Approximately 91% of such 1994 sales were to the Department of Defense or agencies thereof. In addition, Olin operates certain Government owned plants, including the Lake City Army Ammunition Plant in Independence, Missouri, for which Olin receives fee income. Products and services sold to the Government, to Government contractors or friendly foreign governments include ammunition, propellant and specialty defense products and services. Olin also manufactures and blends hydrazine based fuels for the Government for use as a propellant for the Space Shuttle, satellites and expendable launch vehicles. The U.S. Mint purchases cupronickel for nickels and Posit-Bond(R) clad metal for other U.S. coins. Ammunition cups and strip are sold to Government contractors for ultimate delivery to the Government.

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

  Because several of its divisions engage in government contracting activities and make sales to the U.S. Government, Olin is subject to extensive and complex
U. S. government procurement laws and regulations. These laws and regulations provide for government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities, could subject Olin or one or more of its businesses to civil and criminal penalties, and under certain circumstances, suspension and debarment from future government contracts for a specified period of time.

  Changes in the strategic direction of defense spending, the timing of defense procurements and specific defense program appropriation decisions may adversely affect the performance of the Defense and Ammunition segment and Olin in future years, including its income, liquidity, capital resources and financial condition. The precise impact of these decisions will depend upon the timing and size of changes and decisions, and Olin's ability to mitigate their impact with new business, business consolidations or cost reductions. Olin currently provides services to the U.S. Government in facilities management and ordnance demilitarization and continues to pursue other business areas. In view of continuing uncertainty regarding the strategy and priorities of the Department of Defense, the historical financial information of the Defense and Ammunition segment and, to a lesser extent, of Olin, may not be indicative of future performance.

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

EMPLOYEES

  As of December 31, 1994, Olin had approximately 12,800 employees (excluding approximately 1,300 employees at Government owned contractor operated facilities), approximately 12,300 of whom were working in the United States and approximately 500 of whom were working in foreign countries. A majority of the hourly paid employees are represented, for purposes of collective bargaining, by various labor unions. Some labor contracts extend for as long as four years, but during each year new agreements must be negotiated in a number of Olin's plants. One major labor contract was renewed in 1994. Five major collective bargaining agreements at its East Alton, Illinois facility will expire in 1995. While relations between Olin and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without work stoppages. No major work stoppages have occurred in the last three years.

RESEARCH ACTIVITIES; PATENTS

  Olin's research activities are conducted both on a product group and corporate-wide basis at a number of facilities. Company sponsored research expenditures were approximately $35 million during 1994, $41 million during 1993 and $39 million during 1992. Customer sponsored research expenditures (primarily U.S. Government) were approximately $79 million in 1994, $88 million in 1993 and $84 million in 1992.

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

RAW MATERIALS AND ENERGY

  Olin purchases the major portion of its raw material requirements. The principal basic raw materials required by Olin for its production of chemicals are various hydrocarbons, salt, lime, electricity, propylene oxide, ethylene oxide, natural gas, toluene, sulfur, ammonia and urea. Copper, zinc and various other nonferrous metals are required for the metals business. Lead, brass and propellant are the principal raw materials used in the ammunition business. Olin's principal basic raw materials are typically purchased pursuant to multiyear contracts. In addition, Olin uses many chemicals produced in its own operations as raw materials, intermediates or processing agents in the production of various other chemical products. In the manufacture of ammunition, Olin uses a substantial percentage of its own output of smokeless powder and cartridge brass. Additional information with respect to specific raw materials is set forth in the table above under the caption entitled "Products and Services."

  Electricity is the predominant energy source for Olin's manufacturing facilities. Most of Olin's facilities are served by utilities which generate electricity principally from coal and nuclear power.

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

  Olin is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Environmental provisions charged to income amounted to $17 million in 1994, $85 million in 1993 and $17 million in 1992. The significant increase in 1993 resulted from expanded volumes of contaminants uncovered while remediating a particular site, at which excavation is now complete, combined with the availability of more definitive data from progressing investigatory activities concerning both the nature and extent of contamination and remediation alternatives at other sites. Charges to income for investigatory and remedial efforts were material to operating results in 1994, 1993 and 1992 and may be material to net income in future years.

  Cash outlays for environmental-related activities totalled $82 million in 1994 as compared with $93 million in 1993 and $103 million in 1992. During 1994, $45 million of these cash outlays were directed towards normal plant operations for the disposal of waste and the installation, operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards. Comparable spending for 1993 and 1992 was $49 million and $62 million, respectively. Included in the costs for normal plant operations were environmental capital expenditures for pollution control equipment and pollution abatement facilities. Spending for environmental capital expenditures was $11 million in both 1994 and 1993 and $25 million in 1992. The 1992 environmental capital expenditures include construction costs for a waste water treatment facility at Olin's Lake Charles plant. Historically, Olin has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

  Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were $37 million in 1994, $44 million in 1993 and $41 million in 1992. These amounts were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years.

  Olin's estimated environmental liability at the end of 1994 was attributable to 78 sites, 33 of which were on the National Priority List ("NPL"). Twelve sites accounted for approximately 75% of such liability and, of the remaining sites, no one site accounted for more than three percent of such liability. Six of these twelve sites were in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either Olin, the United States Environmental Protection Agency ("EPA") or other potentially responsible parties ("PRP's") and a Record of Decision ("ROD") or its equivalent has not been issued. At another three of the twelve sites, a ROD or its equivalent has been issued by either the EPA or responsible state agency and Olin either alone, or as a member of a PRP group, was engaged in performing the remedial measures required by that ROD. At the remaining three of the twelve sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All twelve sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

  Total environmental-related cash outlays for 1995 are estimated to be $93 million, of which $53 million is expected to be spent on normal plant operations, including $15 million on capital projects, and $40 million on investigatory and remedial efforts.

  Annual environmental-related cash outlays for capital projects, site investigation and remediation, and normal plant operations are expected to range between $90-$105 million over the next several years. While Olin does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and Olin's ability to obtain contributions from other parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against Olin.

  See also Item 3, Legal Proceedings below, the Note "Environmental" of the Notes to Financial Statements contained in the Shareholders Report and Exhibit 13 hereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated in this Report for additional information regarding environmental matters affecting Olin.

ITEM 2. PROPERTIES

  Olin has plants at 34 separate locations in 20 states and 4 plants in 4 foreign countries. Most plants are owned; a number of small plants and portions of one major plant are leased. Listed under Item 1 above in the table set forth under the caption "Products and Services" are the locations at or from which Olin's products and services are manufactured, distributed or marketed by segment.

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

  Under a stipulation entered into by all parties in 1984, Olin and Oxychem undertook a site remedial investigation which was completed in October 1988. Subsequently, the parties entered into a further stipulation under which Oxychem and Olin conducted a feasibility study of possible remedial measures. Olin does not expect these stipulations to have any further effect on the outcome of this matter. The remedial investigation and feasibility study was completed in July 1990. On September 24, 1990, EPA issued a Proposed Remedial Action Plan and on September 29, 1990 a Record of Decision ("ROD"). The EPA selected remedy was estimated to cost $30 million. On September 30, 1991, the EPA issued an administrative order directing Olin and Oxychem to implement the remedy identified in the September 29, 1990 Record of Decision. Olin and Oxychem have agreed to perform the remedy identified on such order. The cost of any remedy is expected to be shared by Olin and Oxychem in an agreed-upon proportion. Olin believes that any liability incurred by it in this matter will not be materially adverse to its financial condition.

  (b) In June 1987, the EPA issued a ROD recommending remedial actions and ecological studies with respect to mercury contamination at the site of Olin's former mercury cell chlor-alkali plant in Saltville, Virginia. In August 1987, EPA, under Section 122 of CERCLA, asked Olin to undertake the work called for in the ROD, and Olin agreed to do so. Olin's commitment was required to be incorporated into a Consent Decree to be filed with a federal district court. EPA's draft of the Consent Decree included a proposed $1.4 million Clean Water Act penalty for past unpermitted discharges from a muck pond at the site, as well as $570,000 in reimbursement of past EPA costs. In response to Olin's request, EPA has agreed to reduce the costs to $456,000 and to sever the penalty from the CERCLA action, making it the subject of separate negotiations after execution of the Consent Decree. In 1988, the proposed $1.4 million Clean Water Act penalty was severed from the Consent Decree entered into by Olin and filed with the U.S. District Court for the Western District of Virginia, and the EPA has taken no further action with respect to any proposed penalty. Pursuant to the Decree, in November, 1988 Olin submitted to EPA, Region III, a work plan for remedial action, including additional stormwater run-on control around Pond #5 and construction of a wastewater treatment plant for the outfall from Pond #5. Olin also submitted for EPA approval a work plan for further remedial investigation of the impact of mercury from the site on groundwater flowing into the North Fork Holston River and its sediment from the site to a point twenty-seven miles downstream at the Tennessee border. During 1989 work plans pursuant to the Consent Decree between EPA and Olin were approved by EPA. Final payment of past EPA costs of $228,000 plus interest was made on November 21, 1989, in accordance with the Consent Decree.

  On September 5, 1991, EPA advised Olin of potential liability for contaminated soils which were being removed in conjunction with construction of the Rte. 634 bridge in Saltville. Olin and EPA signed a Consent Order authorizing Olin to do the soil removal, which has been completed.

  Olin has completed the remedial investigation and feasibility study of the former plant site, including Ponds # 5 and 6. On January 18, 1995, EPA issued a Proposed Remedial Action Plan for a 30-day public comment period. The plan calls for a cap to be constructed over Pond #5, and the excavation of soil and sediment from the former chlorine plant site. Olin will be filing comments with EPA in support of less expensive but it believes equally effective alternatives for remediating the site.

  On August 29, 1994, EPA notified Olin of the company's potential liability with respect to the "Graveyard Dump Site", located north of the former plant site. The site is relatively small, occupying about one half acre. EPA's investigation found about 20 capacitors and miscellaneous debris scattered around the site as well as evidence of PCB contamination in the soils.

  Negotiations with EPA ensued and Olin and EPA signed an Administrative Order by Consent, effective January 5, 1995, in which Olin agreed to perform certain response activities at the site, primarily the removal and disposal of PCB contaminated electrical equipment and soils. Planning for the work is underway and it is expected that the work will take place in the winter/spring of 1995.

  Olin believes that any liability incurred by it in this matter will not be materially adverse to its financial condition.

  (c) In December 1987, a Federal Trade Commission ("FTC") administrative law judge ruled that Olin must divest the chlorinated isocyanurates business acquired in 1985, which includes an isocyanurates manufacturing facility in South Charleston, West Virginia, a packaging facility in Livonia, Michigan and the Sun(R) brand trademark. The ruling stated that the acquisition was likely to lessen competition in markets for chlorinated isocyanurates and calcium hypochlorite dry swimming pool sanitizers. Olin appealed this decision to the FTC. In July 1990, the FTC announced that it had issued an order denying Olin's appeal and requiring Olin to divest itself of such business within one year of the order becoming final following appeal. Olin appealed the FTC decision to the U.S. Court of Appeals. The U.S. Court of Appeals upheld the FTC decision on February 26, 1993. Olin petitioned for review by the U.S. Supreme Court and such petition was denied. Olin unsuccessfully attempted to modify the FTC order by proposing to the FTC that Olin sell its trichloroisocyanurate production facility in Lake Charles, Louisiana to BioLab, Inc. (a sale which it ultimately consummated in 1994) instead of selling its South Charleston facilities. Olin is in the process of divesting the assets of this business to various entities in compliance with the FTC order.

  Olin believes that the divestment of this business will not be materially adverse to its financial condition or results of operations.

  (d) As part of the continuing environmental investigation by Federal, state and local governments of waste disposal sites, Olin has entered into a number of settlement agreements requiring it to contribute to the cost of the investigation and cleanup of a number of sites. This process of investigation and cleanup is expected to continue.

  (e) Olin and its subsidiaries are defendants in various other legal actions arising out of their normal business activities, none of which is considered by management to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the three months ended December 31, 1994.

           Executive Officers of Olin Corporation as of March 1, 1995

                                                                  SERVED AS AN
                                                                      OLIN
NAME AND AGE                               OFFICE                 OFFICER SINCE
- ------------                               ------                 -------------
John W. Johnstone, Jr.
 (62)..................... Chairman of the Board and Chief            1980
                            Executive Officer
Donald W. Griffin (57).... President and Chief Operating Officer      1983
Joseph M. Gaffney (48).... Senior Vice President, Corporate           1981
                            Planning and Development
James G. Hascall (56)..... Senior Vice President and President,       1985
                            Brass Group
James A. Riggs (58)....... Senior Vice President and Chief            1986
                            Financial Officer
Leon B. Anziano (52)...... Vice President and President, Chlor-       1993
                            Alkali Products Division
Gerald W. Bersett (54).... Vice President and President,              1993
                            Winchester Division
Robert A. Beyerl (52)..... Vice President and Controller              1994
Michael E. Campbell (47).. Vice President and President, Olin         1987
                            Electronic Materials Division
Angelo A. Catani (62)..... Vice President and President, Ordnance     1993
                            Division
Patrick J. Davey (51)..... Vice President and President,              1993
                            Chemicals Division
George B. Erensen (51).... Vice President, Taxes and Risk             1990
                            Management
Johnnie M. Jackson, Jr.
 (49)..................... Vice President, General Counsel and        1995
                            Secretary
Peter C. Kosche (52)...... Vice President, Human Resources            1993
Janet M. Pierpont (47).... Vice President and Treasurer               1990
William M. Schmitt (53)... Vice President and President, Latin        1987
                            America and South Africa
William W. Smith (60)..... Vice President and President,              1993
                            Aerospace Division

  No family relationship exists between any of the above named executive officers or between any of them and any Director of Olin. Such officers were elected to serve as such, subject to the By-Laws, until their respective successors are chosen.

  Each of the above-named executive officers, except L. B. Anziano, G. W. Bersett, A. A. Catani, P. J. Davey, G. B. Erensen, P. C. Kosche, J. M. Pierpont, R. A. Beyerl and W. W. Smith, has served Olin as an executive officer for not less than the past five years.

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

  Robert A. Beyerl was elected a Corporate Vice President and Controller on April 26, 1994. Prior to that time, since 1989, he has served Olin in the following management capacities: Director of Internal Audit; the Financial Officer for the Defense Systems Group; and the Financial Officer for the Chemicals Group.

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

  Johnnie M. Jackson, Jr. was appointed a Corporate Vice President on February 23, 1995. Prior to that time, since 1989, he has served Olin in the following capacities: General Counsel--Corporate and Secretary, Associate General Counsel--Corporate Resources and Secretary and Deputy General Counsel.

  Peter C. Kosche was elected a Corporate Vice President on April 29, 1993. Prior to that time, since 1988, he has served Olin in the following management capacities: General Manager, Pool Chemicals; and Division Vice President, Materials Management.

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

  As of January 31, 1995, there were approximately 12,100 record holders of Olin Common Stock.

  Olin Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

  Information concerning the high and low sales prices of Olin Common Stock and dividends paid on Olin Common Stock during each quarterly period in 1994, 1993, and 1992 appears on page 32 of the Shareholders Report and in Exhibit 13 hereto and is incorporated herein by reference.

  Among the provisions of Olin's agreements with its long-term lenders are restrictions relating to payment of dividends and acquisition of common stock. At December 31, 1994, retained earnings of approximately $224 million were not so restricted.

ITEM 6. SELECTED FINANCIAL DATA

  The information relating to the last five fiscal years contained under the caption "Ten-Year Financial Summary" appearing on page 20 of the Shareholders Report and in Exhibit 13 hereto is incorporated by reference in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 12 through 18 of the Shareholders Report (but excluding the balloon graphs appearing on such pages) and in Exhibit 13 hereto is incorporated by reference in this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of Olin Corporation and subsidiaries and the related notes thereto together with the report thereon of KPMG Peat Marwick LLP dated January 26, 1995, appearing on pages 21 through 30 of the Shareholders Report and in Exhibit 13 hereto are incorporated by reference in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The biographical information relating to Olin's Directors under the heading "Item 1--Election of Directors" in the Proxy Statement relating to Olin's 1995 Annual Meeting of Shareholders ("Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the last paragraph under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation and Nominating Committee on Executive Compensation appearing on pages 11 through 14 of the Proxy Statement and the graphs appearing on page 18 of the Proxy Statement) is incorporated by reference in this Report. The information under the headings "Additional Information Regarding the Board of Directors--Compensation of Directors", and "Additional Information Regarding the Board of Directors-- Directors Retirement Plan" in the Proxy Statement is incorporated by reference in this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information concerning holdings of Olin stock by certain beneficial owners contained under the heading "Certain Beneficial Owners" in the Proxy Statement and the information concerning beneficial ownership of Olin stock by Directors and officers of Olin under the heading "Security Ownership of Directors and Officers" in the Proxy Statement are incorporated by reference in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS

  Consolidated financial statements of Olin Corporation and subsidiaries and the related notes thereto together with the report thereon of KPMG Peat Marwick LLP dated January 26, 1995, appearing on pages 21 through 30 of the Shareholders Report and in Exhibit 13 hereto are incorporated by reference in this Report.

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

      3. EXHIBITS

  Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(aa) below.

        3(a) Olin's Restated Articles of Incorporation as amended effective
             January 15, 1992--Exhibit 3(a) to Olin's Form 10-K for 1991.*
         (b) By-Laws of Olin as amended effective February 23, 1995.
        4(a) Articles of Amendment designating ESOP Preferred Shares, par value
             $1 per share--Exhibit 4 to Olin's Form 10-Q for the Quarter ended
             June 30, 1989.*
         (b) Rights Agreement dated as of February 27, 1986 between Olin and
             Manufacturers Hanover Trust Company, Rights Agent--Exhibit 1 to
             Olin's Form 8-A dated
             February 28, 1986, covering Common Stock Purchase Rights.*
         (c) Form of Senior Debt Indenture between Olin and Chemical Bank--
             Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental
             Indenture dated as of March 18, 1994 between Olin and Chemical
             Bank--Exhibit 4(c) to Registration Statement No. 33-52771; and
             Prospectus Supplement dated June 17, 1992 to Prospectus dated June
             16, 1992, with respect to Olin's 8% Senior Notes Due 2002 filed under Registration Statement No. 33-4479.*
         (d) Form of Subordinated Debt Indenture between Olin and Bankers Trust
             Company--Exhibit 4(i) to Registration No. 33-4479; and Prospectus
             Supplement dated June 17, 1987 to Prospectus dated February 3,
             1987, with respect to Olin's 9 1/2% Subordinated Notes Due 1997 filed under Registration Statement No. 33-4479.*
         (e) Credit Agreement, dated as of September 30, 1993, among Olin and the banks named therein--Exhibit 4 to Olin's Form 10-Q for the Quarter ended September 30, 1993.*
         (f) Letters, dated December 15, 1993, amending the Credit Agreement, dated as of September 30, 1993--Exhibit 4(f) to Olin's Form 10-K for 1993.*

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

       10(a) 1980 Stock Option Plan for Key Employees of Olin Corporation and
             Subsidiaries, as amended--Exhibit 10(a) to Olin's Form 10-K for
             1991.*
         (b) 1988 Stock Option Plan for Key Employees of Olin Corporation and
             Subsidiaries as amended through February 23, 1995.
         (c) Olin Corporation Performance Unit Plan, as amended April 24,
             1986--Exhibit 10(a) to Olin's Form 10-Q for Quarter ended March
             31, 1986.*
         (d) Olin Corporate Incentive Compensation Plan--Exhibits 1(b) and 2(b) to Registration No. 2-64811.*
         (e) Olin Deferred Salary Plan, effective January 1, 1983--Exhibit
             10(f) to Olin's Form 10-K for 1993.*
         (f) Form of Directors' deferral plan--Exhibit 10(g) to Olin's Form 10-
             K for 1993.*
         (g) Amendments to Olin Corporation Performance Unit Plan, Corporate
             Incentive Compensation Plan, Deferred Salary Plan and Directors' deferral plan, adopted September 29, 1988--Exhibit 10(j) to Olin's
             Form 10-K for 1988.*
         (h) Amendment to Olin Corporation Performance Unit Plan, adopted May
             25, 1989--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended June
             30, 1989.*
         (i) Amendment to Olin Corporation Performance Unit Plan, adopted
             September 26, 1991--Exhibit 10(j) to Olin's Form 10-K for 1991.*
         (j) Amendment to Olin Corporation Performance Unit Plan, adopted
             December 16, 1993--Exhibit 10(k) to Olin's Form 10-K for 1993.*
         (k) Deferral elections with respect to certain acquisitions or "change of control events"--Exhibit 10(h) to Olin's Form 10-K for 1986.*
         (l) Olin Senior Executive Pension Plan with amendments.
         (m) Olin Supplementary Contributing Employee Ownership Plan, effective
             January 1, 1990 with amendments.
         (n) Form of arrangement to credit 100 shares of Olin Common Stock to certain Directors in each year from 1985 through 1994.
         (o) Olin Corporation Key Executive Life Insurance Program--Exhibit
             10(b) to Olin's
             Form 10-Q for Quarter ended March 31, 1986.*
         (p) Form of Olin Corporation Endorsement Split Dollar Agreement
             (effective January 1, 1993)--Exhibit 10(s) to Olin's Form 10-K for
             1992.*
         (q) Form of executive agreement between Olin and certain executive officers.
         (r) Form of special severance agreement provided to certain employees to become operative upon a "change in control event."
         (s) Retirement Plan for Non-Employee Directors of Olin Corporation, as amended through December 12, 1991--Exhibit 10(u) to Olin's Form
             10-K for 1991.*
         (t) Change in Control elections regarding both the Directors' deferral plan and the arrangement to credit 100 shares of Olin Common Stock to certain Directors--
             Exhibit 10(z) to Olin's Form 10-K for 1989.*
         (u) Olin 1991 Long Term Incentive Plan, as amended through February
             23, 1995.
         (v) Description of 1991 Performance Unit Awards granted under the Olin
             1991 Long Term Incentive Plan--Exhibit 10(w) to Olin's Form 10-K for 1991.*

- --------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

         (w)  Description of 1992 Performance Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan--Exhibit 10(z) to Olin's Form
              10-K for 1992.*
         (x)  Description of Performance Share Awards granted under the Olin
              1991 Long Term Incentive Plan--Exhibit 10 to Olin's Form 10-Q for the quarter ended June 30, 1993.*
         (y) Board Resolution adopted April 25, 1991 regarding payment of deferred amounts--Exhibit 10(y) to Olin's Form 10-K for 1991.*
         (z)  Olin Corporation 1994 Stock Plan for Non-employee Directors--
              Exhibit 10(a) to Olin's Form 10-Q for Quarter ended March 31,
              1994.*
         (aa) Olin Senior Management Incentive Compensation Plan--Exhibit 10(b) to Olin's
              Form 10-Q for Quarter ended March 31, 1994.*
      11.     Computation of Per Share Earnings.
      12 (a)  Computation of Ratio of Earnings to Fixed Charges (unaudited).
      12 (b)  Computation of Ratio of Earnings to Combined Fixed Charges and
              Preferred Stock Dividends (unaudited).
      13.     Excerpts from the 1994 Annual Report to Shareholders.
      21.     List of Subsidiaries.
      23.     Consent of KPMG Peat Marwick LLP dated March 9, 1995.
      27.     Financial Data Schedule.

      (b) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1994.
- --------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Olin Corporation

Date: February 23, 1995                      /s/   John W. Johnstone, Jr.
                                          By...................................
                                                  JOHN W. JOHNSTONE, JR.
                                                 CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----
/s/
          John W. Johnstone, Jr.
.....................................
          JOHN W. JOHNSTONE, JR.            Chairman of the Board, Chief Executive
                                             Officer and Director (Principal Executive
                                             Officer)
/s/
            Robert R. Frederick
.....................................
            ROBERT R. FREDERICK             Director
/s/
             Donald W. Griffin
.....................................
             DONALD W. GRIFFIN              Director
/s/
            William W. Higgins
.....................................
            WILLIAM W. HIGGINS              Director
/s/
            Robert Holland, Jr.
.....................................
            ROBERT HOLLAND, JR.             Director
/s/
             Suzanne D. Jaffe
.....................................
             SUZANNE D. JAFFE               Director

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
.....................................
              WILLIAM L. READ               Director

                 SIGNATURE                                     TITLE
                 ---------                                     -----
/s/
             John P. Schaefer
.....................................
             JOHN P. SCHAEFER               Director
/s/
               Irving Shain
.....................................
               IRVING SHAIN                 Director
/s/
             Robert A. Beyerl
.....................................
             ROBERT A. BEYERL               Vice President and Controller
                                             (Chief Accounting Officer)
/s/
              James A. Riggs
.....................................
              JAMES A. RIGGS                Senior Vice President and Chief Financial
                                             Officer (Principal Financial Officer)

Date: February 23, 1995

                        LOGO  PRINTED ON RECYCLED PAPER

Exhibit
 No.     Description
_______________

3(a) Olin's Restated Articles of Incorporation as amended effective January 15, 1992-Exhibit 3(a) to Olin's Form 10-K for 1991.*

3(b)   By-Laws of Olin as amended effective February 23, 1995.

4(a)   Articles of Amendment designating ESOP Preferred Shares, par value
       $1 per share-Exhibit 4 to Olin's Form 10-Q for the Quarter ended June 30, 1989.*

4(b) Rights Agreement dated as of February 27, 1986 between Olin and Manufacturers Hanover Trust Company, Rights Agent-Exhibit 1 to Olin's Form 8-A dated February 28, 1986, covering Common Stock Purchase Rights.*

4(c)   Form of Senior Debt Indenture between Olin and Chemical Bank-Exhibit
       4(a) to Olin's Form 8-K dated June 15, 1992; Supplemental Indenture dated as of March 18, 1994 between Olin and Chemical Bank -- Exhibit 4(c) to Registration Statement No. 33-52771; and Prospectus Supplement dated June 17, 1992 to Prospectus dated June 16, 1992, with respect to Olin's 8% Senior Notes Due 2002 filed under Registration Statement No. 33-4479.*

4(d) Form of Subordinated Debt Indenture between Olin and Bankers Trust Company-Exhibit 4(i) to Registration No. 33-4479; and Prospectus Supplement dated June 17, 1987 to Prospectus dated February 3, 1987, with respect to Olin's 9 1/2% Subordinated Notes Due 1997-filed under Registration Statement No. 33-4479.*

4(e) Credit Agreement, dated as of September 30, 1993, among Olin and the banks named therein-Exhibit 4 to Olin's Form 10-Q for the Quarter ended September 30, 1993.*

4(f) Letters, dataed December 15, 1993, amending Credit Agreement, dated as of September 30, 1993-Exhibit 4(f) to Olin's Form 10-K for 1993.*

10(a) 1980 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries, as amended-Exhibit 10(a) to Olin's Form 10-K for 1991.*

10(b) 1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended through February 23, 1995.

10(c)  Olin Corporation Performance Unit Plan, as amended April 24, 1986-
       Exhibit 10(a) to Olin's Form 10-Q for Quarter ended March 31, 1986.*

10(d) Olin Corporation Incentive Compensation Plan-Exhibits 1(b) and 2(b) to Registration No. 2-64811.*

10(e) Olin Deferred Salary Plan, effective January 1, 1983-Exhibit 10(f) to Olin's Form 10-K for 1993.*

10(f) Form of Directors' deferral plan-Exhibit 10(g) to Olin's Form 10-k for 1993.*

10(g)  Amendments to Olin Corporation Performance Unit Plan, Corporate
       Incentive Compensation Plan, Deferred Salary Plan and Directors' deferral plan, adopted September 29, 1988-Exhibit 10(j) to Olin's Form 10-K for 1988.*

10(h) Amendment to Olin Corporation Performance Unit Plan, adopted May 25, 1989-Exhibit 10(b) to Olin's Form 10-Q for Quarter ended June 30, 1989.*

____

*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

Exhibit
 No.      Description
_______________

10(i) Amendment to Olin Corporation Performance Unit Plan, adopted September 26, 1991-Exhibit 10(j) to Olin's Form 10-K for 1991.*

10(j) Amendment to Olin Corporation Performance Unit Plan, adopted December 16, 1993-Exhibit 10(k) to Olin's Form 10-K for 1993.*

10(k) Deferral elections with respect to certain acquisitions or "change of control events"-Exhibit 10(h) to Olin's Form 10-K for 1986.*

10(l)  Olin Senior Executive Pension Plan with amendments.

10(m) Olin Supplementary Contributing Employee Ownership Plan, effective January 1, 1990 with amendments.

10(n) Form of arrangement to credit 100 shares of Olin Common Stock to certain Directors in each year from 1985 through 1994.

10(o) Olin Corporation Key Executive Life Insurance Program-Exhibit 10(b) to Olin's Form 10-Q for Quarter ended March 31, 1986.*

10(p)  Form of Olin Corporation Endorsement Split Dollar Agreement
       (effective January 1, 1993)-Exhibit 10(s) to Olin's Form 10-K for 1992.*

10(q) Form of executive agreement between Olin and certain executive officers

10(r) Form of special severance agreement provided to certain employees to become operative upon "change in control event"

10(s) Retirement Plan for Non-Employee Directors of Olin Corporation, as amended through December 12, 1991-Exhibit 10(u) to Olin's Form 10-K for 1991.*

10(t) Change in Control elections regarding both the Directors' deferral plan and the arrangement to credit 100 shares of Olin Common Stock to certain Directors-Exhibit 10(z) to Olin's Form 10-K for 1989.*

10(u)  Olin 1991 Long Term Incentive Plan, as amended through February 23, 1995.
____
*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

Exhibit
 No.      Description
_______________

10(v) Description of 1991 Performance Unit Awards granted under the Olin 1991 Long Term Incentive Plan-Exhibit 10(w) to Olin's Form 10-K for 1991.*

10(w) Description of 1992 Performance Unit Awards granted under the Olin 1991 Long Term Incentive Plan-Exhibit 10(z) to Olin's Form 10-K for 1992.*

10(x) Description of Performance Share Awards granted under the Olin 1991 Long Term Incentive Plan-Exhibit 10 to Olin's Form 10-Q for the Quarter ended June 30, 1993.*

10(y) Board Resolution adopted April 25, 1991 regarding payment of deferred amounts-Exhibit 10(y) to Olin's Form 10-K for 1991.*

10(z) Olin Corporation 1994 Stock Plan for Non-Employee Directors-Exhibit 10(a) to Olin's Form 10-Q for the Quarter ended March 31, 1994.*

10(aa) Olin Senior Management Incentive Compensation Plan-Exhibit 10(b) to
       Olin's Form 10-Q for the Quarter ended March 31, 1994.*

11     Computation of Per Share Earnings.

12(a)  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

12(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

13     Excerpts from the 1994 Annual Report to Shareholders.

21     List of Subsidiaries.

23     Consent of KPMG Peat Marwick LLP, dated March 9, 1995.

27     Financial Data Schedule.

____
*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.