Form 10-Q
period 1995-03-31
OLIN CORP
filed 1995-05-12
CIK 74303

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1995
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO
                               -------------------------------------------------


COMMISSION FILE NUMBER  1-1070
                        --------------------------------------------------------


                               OLIN CORPORATION
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                VIRGINIA                                          13-1872319
- --------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

        120 LONG RIDGE ROAD, STAMFORD, CT                           06904
- --------------------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                (203) 356-2000
- --------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


- -------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
 REPORT)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X  NO
   ---- ------


AS OF APRIL 30, 1995 THERE WERE OUTSTANDING 24,322,201 SHARES OF THE REGISTRANT'S COMMON STOCK.

Part I - Financial Information
  Item 1.  Financial Statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                Condensed Balance Sheets
                                      (In millions)

                                                 March 31,      December 31,
                                                   1995            1994
                                                 ---------      ------------
ASSETS
- ------
Cash                                             $    5.4       $    7.0
Accounts receivable, net                            508.7          414.3
Inventories                                         412.4          386.2
Other current assets                                 71.5           72.4
                                                 --------       --------
  Total current assets                              998.0          879.9
Investments and advances                            103.7          103.1
Property, plant and equipment
 (less accumulated depreciation
  of $1,658.2 and  $1,624.4)                        881.0          879.0
Goodwill                                            106.1          108.8
Other assets                                         54.3           58.8
                                                 --------       --------

Total assets                                     $2,143.1       $2,029.6
                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Short-term borrowings and current
  installments of long-term debt                 $  126.7       $   29.0
Accounts payable                                    297.4          332.2
Other current liabilities                           281.5          257.0
                                                 --------       --------
  Total current liabilities                         705.6          618.2
Long-term senior debt                               297.7          292.8
Long-term subordinated debt                         125.0          125.0
Other liabilities                                   244.9          244.5
Shareholders' equity:
  Preferred stock, par value $1 per share:
      Authorized 10.0 shares.
     Series A Conversion Preferred Stock
      Issued 2.76 shares (in 1994)                     -             2.8
     ESOP Preferred Stock
      Issued 1.1 shares                              84.3           85.6
  Guaranteed ESOP obligations                       (27.0)         (27.0)
  Common stock, par value $1 per share:
     Authorized 60.0 shares.
        Issued 24.3 shares (21.5 in 1994)            24.3           21.5
  Additional paid-in capital                        402.2          400.7
  Cumulative translation adjustment                  (4.0)          (3.1)
  Retained earnings                                 290.1          268.6
                                                 --------       --------
  Total shareholders' equity                        769.9          749.1
                                                 --------       --------
Total liabilities and
 shareholders' equity                            $2,143.1       $2,029.6
                                                 ========       ========

___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Condensed Statements of Income
                    (In millions, except per share amounts)



                                                      Three Months
                                                     Ended March 31,
                                                    ------------------
                                                    1995          1994
                                                    ----          ----
Sales                                              $766.1         $604.9
Operating expenses:
  Cost of goods sold                                613.0          487.5
  Selling and administration                         79.4           76.8
  Research and development                            7.3            8.5
                                                   ------         ------

    Operating income                                 66.4           32.1

Interest expense                                     10.3            9.4
Interest and other income                             3.4            1.2
                                                   ------         ------
  Income before taxes                                59.5           23.9
Income taxes                                         21.1            8.6
                                                   ------         ------
  Net income                                         38.4           15.3
Preferred dividends                                   1.6            1.7
                                                   ------         ------
Net income available to
  common shareholders                              $ 36.8         $ 13.6
                                                   ======         ======

Per share of common stock:
  Primary                                          $ 1.52         $ 0.62
  Fully diluted                                    $ 1.46         $ 0.62

  Dividends                                        $ 0.60         $ 0.55
                                                   ======         ======

Average common shares outstanding                    24.3           19.2
                                                   ======         ======

___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      Condensed Statements of Cash Flows
                                 (In millions)

                                                             Three Months
                                                            Ended March 31,
                                                            ---------------
                                                             1995     1994
                                                             ----     ----
Operating activities
- --------------------
Net income                                                 $ 38.4   $ 15.3
Depreciation and amortization                                34.8     33.4
Changes in:
  Receivables                                               (90.9)   (38.6)
  Inventories                                               (23.0)    (3.4)
  Other current assets                                        0.9      2.0
  Current liabilities other than borrowings                 (13.9)   (16.1)
  Noncurrent liabilities                                      1.7      3.2
  Deferred taxes                                              4.4     (0.9)
                                                            -----    -----

  Net operating activities                                  (47.6)    (5.1)
                                                            -----    -----

Investing activities
- --------------------
Capital expenditures                                        (36.8)   (20.4)
Other investments                                             0.2      0.3
Other transactions                                            2.6     12.4
                                                            -----    -----

  Net investing activities                                  (34.0)    (7.7)
                                                            -----    -----

Financing activities
- --------------------
Long-term debt repayments                                    (0.1)      -
Short-term borrowings                                        97.2     29.1
Dividends paid                                              (17.1)   (14.8)
                                                            -----    -----

  Net financing activities                                   80.0     14.3
                                                            -----    -----

  Net (decrease) increase in cash                            (1.6)     1.5
Cash, beginning of period                                     7.0      3.3
                                                            -----    -----

Cash, end of period                                         $ 5.4    $ 4.8
                                                            =====    =====



___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the company, reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's Annual Report on Form 10-K for the year ended December 31, 1994.

2. Inventories are valued principally by the dollar value last-in, first-out
   (LIFO) method of inventory accounting. It is not practicable, therefore, to separate the inventory into its components (raw materials, work-in-process and finished products). Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the consolidated financial statements at March 31, 1995, reflect certain estimates relating to inventory quantities and costs at December 31, 1995.

3. An Employee Stock Ownership Plan (ESOP) was established in June 1989. The ESOP purchased from the company approximately 1.3 million shares ($100 million) of a newly-authorized 1.75 million share series of the company's ESOP preferred stock, financed by $60 million of notes guaranteed by the company, and a $40 million loan from the company. The company's loan to the ESOP has been repaid in full to the company as of December 31, 1992. Such loan was financed by the company through a long-term credit facility which is classified on the March 31, 1995 balance sheet as long-term debt.

   At March 31, 1995 there were 1.1 million shares of ESOP preferred stock outstanding at a value of $75.00 per share. The quarterly fixed dividend rate is $1.4925 per share. The ESOP preferred stock is convertible by the holder into the company's common stock on a one-for-one basis, subject to anti-dilutive adjustments and may be redeemed at the option of the company, or at the option of the plan under certain circumstances (including upon payment of withdrawing plan participant accounts or if required to meet the plan's debt payments). The company reserves the right to satisfy the redemption in cash, marketable obligations or common stock. The ESOP preferred stock is included in shareholders' equity because the company intends to redeem the outstanding ESOP preferred stock solely with shares of the company's common stock, and has the ability to do so.

4. Primary earnings per share are computed by dividing net income less the ESOP preferred dividend requirement by the weighted average number of common shares outstanding, plus an equivalent number (one-for-one) of common shares, assuming the conversion of the Series A Stock in 1994. Fully diluted earnings per share reflect the dilutive effect of stock options and assume the conversion of outstanding ESOP preferred stock into an equivalent number of common shares. Net income was reduced by an additional ESOP contribution (differential between the common and the ESOP preferred dividend rates under an assumed conversion) necessary to satisfy the debt service requirement.

5. On March 1, 1995, 2.76 million shares of the company's $1 par value Series
   A Conversion Preferred Stock were converted into shares of common stock on a one-for-one basis. The last dividend on these preferred shares was paid in March 1995.

6. Effective January 1, 1995, the company acquired the remaining 51% interest in a previously nonconsolidated Latin American venture. The purchase price is contingent upon the future earnings of this entity. This acquisition was accounted for as a purchase and accordingly, its results of operations, which were not material, are included in the consolidated financial statements from the date of acquisition.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------


First quarter sales and net income data by industry segment are presented below:

                                  Three Months
                                  Ended March 31,
                                  ---------------
(in millions)                      1995     1994
                                   ----     ----

 Sales:
  Chemicals                       $350.9   $285.2
  Metals                           239.6    179.5
  Defense and Ammunition           175.6    140.2
                                  ------   ------
     Total                        $766.1   $604.9
                                  ======   ======

 Net Income:
  Chemicals                       $ 22.3   $  7.8
  Metals                            15.0      8.9
  Defense and Ammunition             7.2      4.2
  Corporate and Other               (6.1)    (5.6)
                                  ------   ------
     Total                        $ 38.4   $ 15.3
                                  ======   ======


Chemicals segment sales and net income increased 23% and 186%, respectively, from 1994's first quarter due to higher demand for most products and improved pricing. Chlor-Alkali's financial performance improved as a result of higher chlorine volumes and improved caustic pricing. Increased shipments contributed to pool chemicals and biocides improved 1995 financial performance. In the urethanes business, additional volumes and increased pricing for certain products more than offset raw materials cost increases and the impact of the TDI plant maintenance turnaround. Electronic Materials' sales and profits were ahead of last year due to continuing strong demand for its products and services.

Metals segment sales and net income increased 33% and 69%, respectively from 1994's first quarter. Higher volumes due to increased demand from the automotive, coinage and ammunition markets, along with favorable product mix in most major product lines contributed to the strong profit improvement over 1994's level. These additional volumes, along with higher metal values contributed to the 1995 sales increase.

Defense and Ammunition's segment sales and net income increased 25% and 71%, respectively, from 1994's first quarter. Winchester's financial performance was ahead of 1994s levels as improved operating results in Australia and higher Lake City management fee income more than offset the reduction in the domestic commercial ammunition business. After the exceptionally high consumer demand in 1994, commercial ammunition volumes are expected to return to more normal levels in 1995. Aerospace's financial performance was comparable to last year's levels. Additional shipments of Ball Powder(R) propellant and the operating results from the medium caliber ammunition business acquired in April 1994, more than offset production delays of certain medium caliber ammunition and were the main contributors to Ordnance Division's improved 1995 financial performance.

Changes in the strategic direction of defense spending, the timing of defense procurements and specific defense program appropriation decisions may adversely affect the performance of the Defense and Ammunition segment and the company in future years, including its income, liquidity, capital resources and financial position. The precise impact of these decisions will depend upon the timing and size of changes and decisions, and the company's ability to mitigate their impact with new business, business consolidations or cost reductions. The company currently provides services to the U.S. government in facilities management and ordnance demilitarization and continues to pursue other business areas. In view of the continuing uncertainty regarding the strategy and priorities of the Department of Defense, the historical financial information of the Defense and Ammunition segment, and to a lesser extent, of the company, may not be indicative of future performance.

The inclusion of the medium caliber acquisition in 1995's operating results accounted primarily for the 1995 increase in selling and administration expenses. Interest expense in 1995 increased from last year's amount due primarily to higher short-term interest rates in effect during 1995. The average interest rate on domestic short-term debt increased to 6.1% in 1995's first quarter from 3.4% in the prior year's quarter. The improved operating results of nonconsolidated affiliates was the primary reason for the 1995 increase in interest and other income. The 1995 first quarter effective tax rate of 35.5% was comparable to the 1994 rate.

Cash used for operating activities amounted to $47.6 million and $5.1 million for the first quarter of 1995 and 1994, respectively. In 1995, cash flow from operations and the use of credit facilities financed the company's seasonal working capital requirements, capital expenditures and dividends. At March 31, 1995, the company maintained committed credit facilities with banks of $303 million of which $206 million was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future. In 1995, cash flow from operations decreased significantly from 1994's level. The decrease in 1995 was primarily attributable to higher receivables and inventory levels and was partially offset by higher operating income. Increased volumes as a result of a stronger economy and higher metal values accounted for the increase in receivables while additional funds were invested in inventories to support higher level of business activity.

Cash used for investing activities amounted to $34.0 million and $7.7 million for the first quarter of 1995 and 1994, respectively. Capital spending of $36.8 million in 1995 was ahead of 1994. Total year capital spending, including environmental capital spending of $15 million, is estimated to increase 20% from 1994 mainly to provide additional capacity and product quality for selected product lines. Historically, the company has funded its environmental capital spending through cash flow from operations and expects to do so in the future.

On March 1, 1995, the outstanding Series A Conversion Preferred stock converted automatically into shares of common stock on a one-for-one basis. The last dividend on these preferred shares was paid in March 1995. Commencing with first quarter of 1995, the quarterly common stock dividend increased to $.60 per share.

In 1987, a Federal Trade Commission (FTC) judge ruled that the company must divest the chlorinated isocyanurates business acquired in 1985, which included an isocyanurates manufacturing facility in South Charleston, WV, a packaging facility in Livonia, MI and the SUN(R) brand trademark. Over the years, the company has been unsuccessful in overturning this ruling. The company executed an agreement in 1994 to sell the SUN(R) brand of isocyanurates. In February 1995, the company executed an agreement to sell its South Charleston and Livonia facilities to subsidiaries of Israel Chemicals Ltd. Both sales are pending and subject to FTC approval. These transaction are not expected to have a material adverse effect on the results of operations in 1995.

At March 31, 1995, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership Plan) was 40.8%, up from 36.5% at year-end 1994 and down from 48.3% at March 31, 1994. The increase from year-end 1994 is attributable to higher short-term borrowings to finance seasonal working capital requirements.

In the 1995 first quarter, the company spent approximately $4 million for investigatory and clean-up activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1995 is estimated to be $40 million. These amounts were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1994 and are expected to be material to net income in 1995 and future years.

Annual environmental-related cash outlays for capital projects, site investigation and remediation, and normal plant operations are expected to range between $90-$105 million over the next several years. While the company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and the financial capability of other potentially responsible parties and the company's ability to obtain contributions from other parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the company.

The company's consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $111 million at March 31, 1995 and December 31, 1994, of which $71 million was classified as other noncurrent liabilities. Included in the reserve at March 31, 1995 and 1994, were liabilities anticipated to be shared with a third party, with whom the company is currently in litigation. Those reserves did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

There are a variety of legal proceedings pending or threatened against the company. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be decided unfavorably against the company. Certain of these matters are discussed in Item 3, Legal Proceedings of the 1994 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available on request from the company.

                          Part II - Other Information



Item 6.  Exhibits  and Reports on Form 8-K.
         ----------------------------------

      (a)    Exhibits
             --------

      3.     By-laws as amended effective April 27, 1995.

      10. Olin Senior Management Incentive Compensation Plan as amended April 27, 1995.

      11.    Computation of Per Share Earnings (Unaudited).

      12(a). Computation of  Ratio of Earnings to Fixed Charges (Unaudited).

      12(b). Computation of Ratio of Earnings to Combined Fixed Charges and
             Preferred Stock Dividends (Unaudited).

      27.    Financial Data Schedule.

      (b)    Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OLIN CORPORATION
                                        (Registrant)



                                         By: J. A. Riggs
                                             -----------
                                             J. A. Riggs
                                             Senior Vice President
                                             and Chief Financial Officer
                                             (Duly authorized signatory and
                                             Chief Financial Officer)



Date:  May 12, 1995

                                 EXHIBIT INDEX



Exhibit
  No.          Description
- ---------      -----------

3.             By-laws as amended effective April 27, 1995.

10.            Olin Senior Management Incentive Compensation Plan as amended
               April 27, 1995.

11.            Computation of Per Share Earnings (Unaudited).

12(a).         Computation of  Ratio of Earnings to Fixed Charges (Unaudited).

12(b). Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

27.            Financial Data Schedule.