Form 10-Q
period 1995-06-30
OLIN CORP
filed 1995-08-11
CIK 74303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1995
                              ------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ---------------------------

Commission file number          1-1070
                      --------------------------------------

                               OLIN CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Virginia                                13-1872319
- --------------------------------------------------------------------------------
      (State or other jurisdiction                   (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      120 Long Ridge Road, Stamford CT                     06904
- --------------------------------------------------------------------------------
      (Address of principal executive offices)          (Zip Code)

                                (203) 356-2000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   ------      ------

As of July 31, 1995 there were outstanding 24,370,564 shares of the registrant's common stock.

Part I - Financial Information
Item 1.  Financial Statements.


                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           Condensed Balance Sheets
                                 (In millions)

                                                                         June 30,   December 31,
                                                                           1995        1994
                                                                         --------   ------------
ASSETS
- ------
Cash                                                                     $    3.7       $    7.0
Accounts receivable, net                                                    545.2          414.3
Inventories                                                                 415.0          386.2
Other current assets                                                         68.9           72.4
                                                                         --------       --------
  Total current assets                                                    1,032.8          879.9
Investments and advances                                                    102.4          103.1
Property, plant and equipment
 (less accumulated depreciation
  of $1,685.7 and $1,624.4)                                                 893.6          879.0
Goodwill                                                                    106.3          108.8
Other assets                                                                 54.0           58.8
                                                                         --------       --------
Total assets                                                             $2,189.1       $2,029.6
                                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Short-term borrowings and current
  installments of long-term debt                                         $  160.3       $   29.0
Accounts payable                                                            267.5          332.2
Other current liabilities                                                   284.3          257.0
                                                                         --------       --------
  Total current liabilities                                                 712.1          618.2
Long-term senior debt                                                       300.7          292.8
Long-term subordinated debt                                                 125.0          125.0
Deferred income taxes                                                         1.4              -
Other liabilities                                                           248.3          244.5
Shareholders' equity:
  Preferred stock, par value $1 per share:
    Authorized 10.0 shares.
   Series A Conversion Preferred Stock
    Issued 2.76 shares in 1994                                                  -            2.8
   ESOP Preferred Stock
    Issued 1.1 shares                                                        83.7           85.6
  Guaranteed ESOP obligations                                               (26.0)         (27.0)
  Common stock, par value $1 per share:
   Authorized 60.0 shares.
    Issued 24.3 shares (21.5 in 1994)                                        24.3           21.5
  Additional paid-in capital                                                403.7          400.7
  Cumulative translation adjustment                                          (1.8)          (3.1)
  Retained earnings                                                         317.7          268.6
                                                                         --------       --------
  Total shareholders' equity                                                801.6          749.1
                                                                         --------       --------
Total liabilities and
 shareholders' equity                                                    $2,189.1       $2,029.6
                                                                         ========       ========


___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.


                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Condensed Statements of Income
                    (In millions, except per share amounts)







                                      Three Months      Six Months
                                     Ended June 30,    Ended June 30,
                                     --------------    --------------
                                      1995    1994      1995    1994
                                     ------  ------    ------  ------
Sales                                $803.7  $708.1  $1,569.8  $1,313.0
Operating expenses:
  Cost of goods sold                  632.7   567.2   1,245.7   1,054.7
  Selling and administration           87.3    81.4     166.7     158.2
  Research and development              7.1     8.8      14.4      17.3
                                     ------  ------  --------  --------

    Operating income                   76.6    50.7     143.0      82.8

Interest expense                       11.2    10.1      21.5      19.5
Interest and other income               2.3     2.0       5.7       3.2
                                     ------  ------  --------  --------
  Income before taxes                  67.7    42.6     127.2      66.5
Income taxes                           24.1    15.0      45.2      23.6
                                     ------  ------  --------  --------
  Net income                           43.6    27.6      82.0      42.9
Preferred dividends                     1.6     1.8       3.2       3.5
                                     ------  ------  --------  --------
Net income available to
  common shareholders                $ 42.0  $ 25.8  $   78.8  $   39.4
                                     ======  ======  ========  ========

Per share of common stock:
  Primary                            $ 1.74  $ 1.16  $   3.26  $   1.78
  Fully diluted                      $ 1.66  $ 1.10  $   3.12  $   1.72

  Dividends                          $ 0.60  $ 0.55  $   1.20  $   1.10
                                     ======  ======  ========  ========

Average common shares outstanding      24.3    20.3      24.3      19.8
                                     ======  ======  ========  ========


___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      Condensed Statements of Cash Flows
                                 (In millions)



                                                    Six Months
                                                   Ended June 30,
                                                 -----------------
                                                  1995       1994
                                                 ------     ------
Operating activities
- --------------------
Net income                                       $  82.0   $ 42.9
Depreciation and amortization                       69.6     69.4
Changes in:
  Receivables                                     (127.4)   (93.5)
  Inventories                                      (25.6)    (4.7)
  Other current assets                               3.5      1.8
  Current liabilities                              (44.9)   (37.9)
  Noncurrent liabilities                             7.5      8.9
  Deferred taxes                                     8.9      5.6
  Other operating activities                        (1.6)    11.2
                                                 -------   ------

  Net operating activities                         (28.0)     3.7
                                                 -------   ------

Investing activities
- --------------------
Capital expenditures                               (84.0)   (44.2)
Business acquired in purchase                          -    (25.4)
 transaction
Other investments                                    2.1     (0.8)
Other investing activities                           3.9      7.2
                                                 -------   ------

  Net investing activities                         (78.0)   (63.2)
                                                 -------   ------

Financing activities
- --------------------
Long-term debt:
  Borrowings                                        50.0        -
  Repayments                                        (8.0)   (15.5)
Short-term borrowings (repayments)                  91.7     (0.8)
Issuance of common stock                               -     98.0
Repayment from ESOP                                  1.0     10.0
Dividends paid                                     (33.3)   (29.5)
Other financing activities                           1.3        -
                                                 -------   ------

  Net financing activities                         102.7     62.2
                                                 -------   ------

  Net (decrease) increase in cash                   (3.3)     2.7
Cash, beginning of period                            7.0      3.3
                                                 -------   ------

Cash, end of period                              $   3.7   $  6.0
                                                 =======   ======







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

2. Inventories are valued principally by the dollar value last-in, first-out
   (LIFO) method of inventory accounting. It is not practicable, therefore, to separate the inventory into its components (raw materials, work-in-process and finished products). Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the consolidated financial statements at June 30, 1995, reflect certain estimates relating to inventory quantities and costs at December 31, 1995.

3. An Employee Stock Ownership Plan (ESOP) was established in June 1989. The ESOP purchased from the company approximately 1.3 million shares ($100 million) of a newly-authorized 1.75 million share series of the company's ESOP preferred stock, financed by $60 million of notes guaranteed by the company(of which $26 million is outstanding at June 30, 1995), and $40 million of borrowings from the company.

   At June 30, 1995 there were approximately 1.1 million shares of ESOP preferred stock outstanding at a value of $78.25 per share. The quarterly fixed dividend rate is $1.4925 per share. The ESOP preferred stock is convertible by the holder into the company's common stock on a one-for-one basis, subject to anti-dilutive adjustments and may be redeemed at the option of the company, or at the option of the plan under certain circumstances (including upon payment of withdrawing plan participant accounts or if required to meet the plan's debt payments). The company reserves the right to satisfy the redemption in cash, marketable obligations or common stock. The ESOP preferred stock is included in shareholders' equity because the company intends to redeem the outstanding ESOP preferred stock solely with shares of the company's common stock, and has the ability to do so.

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

5. In June 1995, the company signed a letter of intent to acquire from Ciba-Geigy its remaining 50% interest in OCG Microelectronic Materials, a joint venture formed by these two companies in 1990.

6. In June 1995, the company sold $50 million of 7.11% notes due June 2005. The proceeds from this issue were used to reduce short-term debt incurred for working capital purposes.

7. On March 1, 1995, 2.76 million shares of the company's $1 par value Series A Conversion Preferred Stock were converted into shares of common stock on a one-for-one basis. The last dividend on these preferred shares was paid in March 1995.

8. Effective January 1, 1995, the company acquired the remaining 51% of Etoxyl, C.A., a Latin American joint venture. The purchase price is contingent upon the future earnings of this entity. The acquisition was accounted for as a purchase and accordingly, its results of operations, which were not material, are included in the consolidated financial statements from the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
         Results of Operations.
         ----------------------


Segment operating data for the 1995 second quarter and year-to-date period compared with corresponding prior year periods are set forth in the following table:

                              Three Months         Six Months
                             Ended June 30,      Ended June 30,
                            ----------------  --------------------
(In millions)                1995     1994      1995       1994
                            -------  -------  ---------  ---------
 Sales:
  Chemicals                 $397.8   $338.4   $  748.7   $  623.6
  Metals                     219.9    186.5      459.5      366.0
  Defense and Ammunition     186.0    183.2      361.6      323.4
                            ------   ------   --------   --------
     Total                  $803.7   $708.1   $1,569.8   $1,313.0
                            ======   ======   ========   ========

 Net Income:
  Chemicals                 $ 36.1   $ 14.9   $   58.4   $   22.7
  Metals                      10.6      9.4       25.6       18.3
  Defense and Ammunition       3.7      9.0       10.9       13.2
  Corporate and Other         (6.8)    (5.7)     (12.9)     (11.3)
                            ------   ------   --------   --------
     Total                  $ 43.6   $ 27.6   $   82.0   $   42.9
                            ======   ======   ========   ========

Chemicals sales for the quarter and six-month period increased 18% and 20%, respectively, with a significant increase in net income from 1994. Chlor/Alkali and urethanes businesses were the major contributors to the segment's improvement. Chlor-Alkali's improved financial performance was driven by continuing strong demand for chlorine and caustic along with higher caustic pricing. Strong demand for certain products and higher TDI prices, especially in the foreign markets, more than offset the impact of higher raw material and manufacturing costs and contributed to urethanes improved financial performance. In the other chemical businesses, such as biocides, industrial chemicals and hydrazine improved performance was due primarily to additional sales volumes. Pool chemicals sales increased over 1994's levels; pool's operating results were comparable to last year's quarter and ahead for the six-month period. Continued strong demand from the semiconductor industry contributed to increased financial performance of the electronic materials business.

Metals sales for the quarter and six-month period increased 18% and 26%, respectively, while net income increased 13% and 40%, respectively, from 1994. Increased shipments to the automotive, housing and ammunition markets along with higher metals values contributed to the sales increase. The profit improvement resulted from the additional volumes along with higher profit margins associated with a favorable product mix and improved pricing.

Defense and Ammunition sales increased slightly for the quarter and 12% for the six-month period with a significant decrease in net income due primarily to Winchester's lower commercial ammunition shipments. Winchester's financial performance was adversely impacted by dealers and distributors adjusting commercial ammunition levels downward as consumer demand lessened, and by increased raw material costs, primarily copper. Aerospace's financial performance was ahead of 1994 due to its in-flight entertainment business and solid propellant programs. Ordnance's sales for the quarter and six-month period increased over 1994. Ordnance's operating results for the quarter were down from 1994 due to lower Ball Powder(R) propellant volumes and continuing performance issues relating to certain medium caliber ammunition. The Ball Powder(R) propellant business, favorable cost performance on tank ammunition programs and the operating results of the medium caliber ammunition business contributed to Ordnance's improved year-to-date performance.

Changes in the strategic direction of defense spending, the timing of defense procurements and specific defense program appropriation decisions may adversely affect the performance of the Defense and Ammunition segment and the company in future years, including its income, liquidity, capital resources and financial condition. The precise impact of these decisions will depend on the timing and size of changes and decisions, and the company's ability to mitigate their impact with new business, business consolidations or cost reductions. The company currently provides services to the US Government in facilities management and ordnance demilitarization and continues to pursue other business areas. In view of continuing uncertainty regarding the strategy and priorities of the Department of Defense, the historical financial information of the Defense and Ammunition segment, and to a lesser extent, of the company, may not be indicative of future performance.

Selling and administration expenses as a percent of sales was 10.9% and 10.6% for quarter and six-month period, respectively (16.5% and 12.0%, respectively in 1994). The decrease was attributable to the increased sales. Selling and administration expenses increased in amount due to higher legal costs, investments in data processing capabilities, higher costs related to incentive compensation programs and the inclusion of the 1994 medium caliber acquisition offset in part by cost reduction programs. Interest expense increased over 1994 due to higher average interest rates on higher average borrowings. Interest and other income increased due to the favorable performance of nonconsolidated affiliates. The effective tax rate was comparable for both 1995 and 1994 periods.

Cash used for operating activities amounted to $28.0 million in 1995 while cash flow from operating activities was $3.7 million in 1994. The decrease was primarily attributable to higher receivables and inventory levels and was partially offset by higher operating income. Additional funds were invested in inventories to support higher level of business activity. The increase in receivables was due to the termination of a program under which an undivided interest in a designated pool of receivables was sold.

Cash used for investing activities amounted to $78.0 million and $63.2 million for the first six months of 1995 and 1994, respectively. Capital spending of $84.0 million in 1995 was ahead of 1994. Total year capital spending, including environmental capital spending of $15 million, is estimated to increase 30% from 1994 mainly to provide additional capacity and product quality for selected product lines. Historically, the company has funded its environmental capital spending through cash flow from operations and expects to do so in the future. In April 1994, the company purchased certain assets of the medium caliber ordnance business of Aerojet for approximately $25 million.

On March 1, 1995, the outstanding Series A Conversion Preferred stock converted automatically into shares of common stock on a one-for-one basis. The last dividend on these preferred shares was paid in March 1995. Commencing with first quarter of 1995, the quarterly common stock dividend increased to $.60 per share. In May 1994, the company issued 2.2 million shares of common stock at a price of $46.00. The net proceeds of $98 million were used to reduce short-term floating-rate debt, some of which was incurred to finance the acquisition of the medium caliber ammunition business.

In 1987, a Federal Trade Commission (FTC) judge ruled that the company must divest the chlorinated isocyanurates business acquired in 1985, which included an isocyanurates manufacturing facility in South Charleston, WV, a packaging facility in Livonia, MI and the SUN(R) brand trademark. Over the years, the company has been unsuccessful in overturning this ruling. In February 1995, the company executed an agreement to sell its South Charleston and Livonia facilities to subsidiaries of Israel Chemicals Ltd. In August, the company received FTC approval on these transactions. On August 7, 1995 the company completed the sale of the Sun(R) brand trademark to Aqua Clear Industries, Inc. The company expects to finalize the sale to Israel Chemicals Ltd. by the end of the 1995 third quarter. These transactions are not expected to have a material adverse effect on the results of operations in 1995.

In June 1995, the company has signed a letter of intent with Ciba-Geigy A.G. to acquire Ciba's 50% share of OCG Microelectronics Materials, a joint venture formed by the two companies in 1990. OCG is a leading supplier of specialty chemicals and advanced microelectronic materials to the global semiconductor industry. It is expected that the acquisition will be funded with cash generated from operations and from the sale of the South Charleston and Livonia facilities.

At June 30, 1995, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership Plan) was 41.5%, up from 36.5% at year-end 1994. The increase from year-end is attributable to higher short-term borrowings to finance seasonal working capital requirements.

Cash flow from operations and the use of credit facilities financed the company's seasonal working capital requirements, capital expenditures and dividends. At June 30, 1995, the company maintained committed credit facilities with banks of $298 million of which $206 million was available. The company believes that cash flow from operations, existing credit facilities and potential long-term borrowing capabilities are adequate to satisfy its liquidity needs for the near future.

In the first half of 1995, the company spent approximately $9 million for investigatory and clean-up activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1995 is estimated to be $30 million. These amounts were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1994 and are expected to be material to net income in 1995 and future years.

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

The company's consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $111 million at June 30, 1995 and December 31, 1994, of which $71 million was classified as other noncurrent liabilities. Included in the reserve at June 30, 1995 and 1994, were liabilities anticipated to be shared with a third party, with whom the company is currently in litigation. Those reserves did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

                          Part II - Other Information



Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

      The Company held its Annual Meeting of Shareholders on April 27, 1995. Of the 25,371,181 shares of Common Stock and ESOP Preferred Stock entitled to vote at such meeting, 22,926,518 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors John W. Johnstone, Jr., Jack D. Kuehler, William L. Read and Irving Shain as Class I Directors with terms expiring in 1998, William J. Alley as a Class II Director with a term expiring in 1996 and Suzanne D. Jaffe as a Class III Director with a term expiring in 1997. Votes cast for and votes withheld in the election of Directors were as follows:


                          Votes For   Votes Withheld
                          ----------  --------------

John W. Johnstone, Jr.    22,331,282         595,236
Jack D. Kuehler           22,360,515         566,003
William L. Read           22,362,371         564,147
Irving Shain              22,332,674         593,844
William J. Alley          22,321,725         604,793
Suzanne D. Jaffe          22,326,215         600,303

There were no abstentions or broker non-votes.

      The shareholders also voted on and approved amendments to the Olin Senior Management Incentive Compensation Plan. Voting for the resolution approving the amendments were 20,397,610 shares, 1,731,676 shares were voted against and 797,232 shares abstained from voting. There were no broker non-votes.

      The shareholders also voted on a shareholder proposal which requested that the Board of Directors take the necessary steps in accordance with state law to declassify the Board so that all directors are elected annually. The proposal was defeated. Voting for this resolution was 8,035,773 shares, 11,302,411 shares were voted against and 1,224,449 shares abstained from voting. There were 2,363,885 broker non-votes.

      The shareholders also ratified the appointment of KPMG Peat Marwick as independent auditors for 1995. Voting for the resolution ratifying the appointment were 22,539,506 shares, 282,814 shares were voted against and 104,198 shares abstained from voting. There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) Exhibits
             --------

         4. Amendment, dated April 11, 1995, to Credit Agreement, dated as of September 30, 1993, between Olin Corporation and several banks.

         11.     Computation of Per Share Earnings (Unaudited).

         12(a).  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

         12(b). Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

         27.     Financial Data Schedule.

         (b)     Reports on Form 8-K
                 -------------------

                 Except for Current Reports on Form 8-K dated May 23, 1995 and May 26, 1995, and with respect to item 5 thereof, no reports on Form 8-K were filed during the quarter ended June 30, 1995.

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

                         OLIN CORPORATION
                         (Registrant)



                         By: J. A. Riggs
                             -----------
                             J. A. Riggs
                             Senior Vice President
                             and Chief Financial Officer
                             (Duly authorized signatory and
                             Chief Financial Officer)



Date:  August 11, 1995

                                 EXHIBIT INDEX



Exhibit
  No.    Description
- -------  -----------

4. Amendment, dated April 11, 1995, to Credit Agreement dated as of September 30, 1993, between Olin Corporation and several banks.

11.      Computation of Per Share Earnings (Unaudited).

12(a).   Computation of Ratio of Earnings to Fixed Charges (Unaudited).

12(b). Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

27.      Financial Data Schedule.