Form 10-Q
period 1995-09-30
OLIN CORP
filed 1995-11-14
CIK 74303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER  30, 1995
                                 -------------------

                                       OR

[    ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

FOR THE TRANSITION PERIOD FROM        TO
                                      --


COMMISSION FILE NUMBER  1-1070
                        ------


                               OLIN CORPORATION
                               ----------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           VIRGINIA                                   13-1872319
           --------                                   ----------
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

         120 LONG RIDGE ROAD, STAMFORD, CT        06904
         ---------------------------------        -----
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

                                (203) 356-2000
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

YES     X      NO
   ------------  -----------


AS OF OCTOBER 31, 1995 THERE WERE OUTSTANDING 24,624,451 SHARES OF THE REGISTRANT'S COMMON STOCK.

Part I - Financial Information
  Item 1.  Financial Statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           Condensed Balance Sheets
                                 (In millions)

                                                           September 30,      December 31,
                                                                1995              1994
                                                                ----              ----
ASSETS
------
Cash                                                          $    5.6          $    7.0
Accounts receivable, net                                         567.6             414.3
Inventories                                                      407.3             386.2
Other current assets                                              73.8              72.4
                                                              --------          --------
  Total current assets                                         1,054.3             879.9
Investments and advances                                          77.6             103.1
Property, plant and equipment
 (less accumulated depreciation
  of $1,726.4 and  $1,624.4)                                     952.5             879.0
Goodwill                                                         121.6             108.8
Other assets                                                      77.1              58.8
                                                              --------          --------

Total assets                                                  $2,283.1          $2,029.6
                                                              ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                              $  212.2          $   29.0
Accounts payable                                                 264.5             332.2
Other current liabilities                                        311.8             257.0
                                                              --------          --------
  Total current liabilities                                      788.5             618.2
Long-term senior debt                                            300.6             292.8
Long-term subordinated debt                                      125.0             125.0
Other liabilities                                                243.0             244.5
Shareholders' equity:
  Preferred stock, par value $1 per share:
      Authorized 10.0 shares.
     Series A Conversion Preferred Stock
      Issued 2.76 shares in 1994                                    -                2.8
     ESOP Preferred Stock
      Issued 1.0 shares (1.1 in 1994)                             80.4              85.6
  Guaranteed ESOP obligations                                    (26.0)            (27.0)
  Common stock, par value $1 per share:
     Authorized 60.0 shares.
      Issued 24.6 shares (21.5 in 1994)                           24.6              21.5
  Additional paid-in capital                                     416.2             400.7
  Cumulative translation adjustment                               (1.9)             (3.1)
  Retained earnings                                              332.7             268.6
                                                              --------          --------
  Total shareholders' equity                                     826.0             749.1
                                                              --------          --------
Total liabilities and
 shareholders' equity                                         $2,283.1          $2,029.6
                                                              ========          ========


___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.





                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Condensed Statements of Income
                    (In millions, except per share amounts)

                                        Three Months               Nine Months
                                     Ended September 30,       Ended September 30,
                                     ------------------        -------------------
                                      1995       1994          1995          1994
                                      ----       ----          ----          ----
Sales                                $ 796.4    $ 666.9        $2,366.2      $1,979.9
Operating expenses:
  Cost of goods sold                   643.9      543.6         1,889.6       1,598.3
  Selling and administration            84.3       73.9           251.0         232.1
  Research and development              12.1        8.7            26.5          26.0
                                     -------    -------        --------      --------

    Operating income                    56.1       40.7           199.1         123.5

Interest expense                        11.4        8.9            32.9          28.4
Interest and other income                3.5        4.2             9.2           7.4
                                     -------    -------        --------      --------
  Income before taxes                   48.2       36.0           175.4         102.5
Income taxes                            17.1       13.9            62.3          37.5
                                     -------    -------        --------      --------
  Net income                            31.1       22.1           113.1          65.0
Preferred dividends                      1.6        1.6             4.8           5.1
                                     -------    -------        --------      --------
Net income available to
  common shareholders                $  29.5    $  20.5        $  108.3      $   59.9
                                     =======    =======        ========      ========
Per share of common stock:
  Primary                              $1.21      $0.86           $4.47         $2.64
  Fully diluted                        $1.20      $0.85           $4.32         $2.57

  Dividends                            $0.60      $0.55           $1.80         $1.65
                                       =====      =====           =====         =====
Average common shares outstanding       24.5       21.4            24.4          20.3
                                        ====       ====            ====          ====















___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.




                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                      Condensed Statements of Cash Flows
                                 (In millions)



                                                           Nine Months
                                                       Ended September 30,
                                                       ------------------
                                                          1995       1994
                                                          ----       ----
Operating activities
--------------------
Net income                                               $ 113.1    $  65.0
Depreciation and amortization                              105.0      105.8
Changes in:
  Receivables                                             (129.4)     (60.4)
  Inventories                                               12.7        8.1
  Other current assets                                       1.1       (3.9)
  Current liabilities                                      (41.6)     (24.1)
  Noncurrent liabilities                                     7.8       10.6
  Deferred taxes                                             7.5        8.3
  Other operating activities                                (6.4)       6.4
                                                         -------    -------

  Net operating activities                                  69.8      115.8
                                                         -------    -------

Investing activities
--------------------
Capital expenditures                                      (132.7)     (76.3)
Proceeds from sale of business                                -        11.3
Businesses acquired in purchase transactions               (65.0)     (25.4)
Other investments                                           (1.3)      (1.2)
Other investing activities                                   0.6       11.3
                                                         -------    -------

  Net investing activities                                (198.4)     (80.3)
                                                         -------    -------

Financing activities
--------------------
Long-term debt:
  Borrowings                                                50.0         -
  Repayments                                                (8.0)     (15.5)
Short-term borrowings (repayments)                         121.9      (78.5)
Issuance of common stock                                      -        97.7
Stock options exercised                                     10.3        3.7
Repayment from ESOP                                          1.0       10.0
Dividends paid                                             (49.5)     (45.5)
Other financing activities                                   0.7       (2.7)
                                                         -------    -------

  Net financing activities                                 126.4      (30.8)
                                                         -------    -------

  Net (decrease) increase in cash                           (2.2)       4.7
Cash, beginning of period                                    7.8        3.3
                                                         -------    -------

Cash, end of period                                      $   5.6    $   8.0
                                                         =======    =======







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

2. Inventories are valued principally by the dollar value last-in, first-out
   (LIFO) method of inventory accounting. It is not practicable, therefore, to separate the inventory into its components (raw materials, work-in-process and finished products). Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the consolidated financial statements at September 30, 1995, reflect certain estimates relating to inventory quantities and costs at December 31, 1995.

3. An Employee Stock Ownership Plan (ESOP) was established in June 1989. The ESOP purchased from the company approximately 1.3 million shares ($100 million) of a newly-authorized 1.75 million share series of the company's ESOP preferred stock, financed by $60 million of notes guaranteed by the company(of which $26 million is outstanding at September 30, 1995), and $40 million of borrowings from the company.

   At September 30, 1995 there were approximately 1.0 million shares of ESOP preferred stock outstanding at a value of $84.00 per share. The quarterly fixed dividend rate is $1.4925 per share. The ESOP preferred stock is convertible by the holder into the company's common stock on a one-for-one basis, subject to anti-dilutive adjustments and may be redeemed at the option of the company, or at the option of the plan under certain circumstances (including upon payment of withdrawing plan participant accounts or if required to meet the plan's debt payments). The company reserves the right to satisfy the redemption in cash, marketable obligations or common stock. The ESOP preferred stock is included in shareholders' equity because the company intends to redeem the outstanding ESOP preferred stock solely with shares of the company's common stock, and has the ability to do so.

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

5. In August 1995, the company completed its acquisition for approximately $65 million of Ciba-Geigy's 50% share of OCG Microelectronic Materials, a joint venture formed by Ciba and the company in 1990. The acquisition was accounted for as a purchase and accordingly, its results of operations, which were not material, are included in the consolidated financial statements from July 1, 1995, the effective date of the acquisition.

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

9. In 1987, a Federal Trade Commission (FTC) judge ruled that the company must divest the chlorinated isocyanurates business acquired in 1985, which included an isocyanurates manufacturing facility in South Charleston, WV, a packaging facility in Livonia, MI and the SUN (R) brand trademark. The company was unsuccessful in overturning this ruling. On August 8, 1995 the company completed the sale of the Sun (R) brand trademark to AquaClear Industries, Inc. In October 1995, the company completed the sale of its dry sanitizer plant in South Charleston WV and a related tableting operation in Livonia, MI to Clearon Corp., a joint venture of Israel Chemicals Ltd. and its subsidiary, Dead Sea Bromine Group. These transactions did not have a material impact on the company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
         Results of Operations.
         ----------------------


Segment sales and net income for the 1995 third quarter and year-to-date period compared with corresponding prior year periods are set forth in the following table:

                                Three Months            Nine Months
                             Ended September 30,    Ended September 30,
                            ---------------------  ---------------------
(In millions)                    1995       1994        1995       1994
                                 ----       ----        ----       ----
 Sales:
--------------------------
  Chemicals                    $392.3     $299.6    $1,141.0   $  923.2
  Metals                        201.2      188.7       660.7      554.7
  Defense and Ammunition        202.9      178.6       564.5      502.0
                               ------     ------    --------   --------
     Total                     $796.4     $666.9    $2,366.2   $1,979.9
                               ======     ======    ========   ========

 Net Income:
  Chemicals                    $ 28.1     $ 10.5    $   86.5   $   33.2
  Metals                          6.3        8.3        31.9       26.6
  Defense and Ammunition          3.5        8.5        14.4       21.7
  Corporate and Other            (6.8)      (5.2)      (19.7)     (16.5)
                               ------     ------    --------   --------
     Total                     $ 31.1     $ 22.1    $  113.1   $   65.0
                               ======     ======    ========   ========

Chemicals sales for the quarter increased 31%, while net income increased significantly from 1994 due to the improved performance of chlorine and caustic, urethanes and electronic materials. Higher caustic pricing was the main contributor to Chlor-Alkali's increased sales and profits. Higher prices for TDI(toluene diisocyanate) were the main factors in the improved financial results for urethanes. Pool chemicals sales increased over 1994 as worldwide demand exceeded capacity and prices in most foreign markets were higher. Pool's operating results were unfavorable due to higher raw materials costs and higher manufacturing costs. In the other chemical businesses such as biocides and hydrazine, additional sales volumes contributed to their improved performance. Sales and profits of the electronic materials business included the operating results of OCG Microelectronics Materials (OCG) and, also, benefited from the strong semiconductor industry demand. In August 1995, the company completed its acquisition of the remaining 50 percent share of OCG. On a year-to-date basis, segment sales increased 24%, while net income more than doubled from 1994's level. Demand for chlorine and caustic has been strong throughout 1995. Higher caustic prices and increased chlorine volumes have improved Chlor-Alkali's performance. Urethanes sales and profits have benefited from an increase in worldwide TDI demand along with increasing TDI prices, especially in the foreign markets. Higher raw materials and manufacturing costs more than offset the profit impact from higher sales and were the main factors in Pool chemicals profit decline. The electronic materials year-to-date performance has increased due to higher semiconductor industry demand along with the inclusion of OCG's operating results.

Metals sales for the quarter increased 7%, while its net income was behind last year. Higher metal values was the main contributor to the sales increase. After a record 1995 first half performance, this segment experienced lower earnings in the third quarter. Declining demand for brass strip from the automotive and ammunition markets and the impact of lower shipments and higher costs associated with the planned maintenance shutdowns at its major operations led to decreased profits. On a year-to-date basis, higher metal values, improved pricing and a favorable product mix contributed to the sales increase and, also accounted primarily for the profit improvement over 1994.

Defense and Ammunition sales for the quarter increased 14%, but net income decreased significantly. Winchester's higher military shipments were not sufficient to offset the decline in sporting ammunition business, which had experienced record levels brought about by unprecedented demand throughout 1994. This reduced sales level along with increased commodity costs (primarily copper) were the main contributors to the decline in Winchester's quarterly profits. Although Aerospace's sales increased over 1994 due primarily to strong demand for its solid propellant products, profits were behind due to higher costs associated with certain developmental programs. Ordnance's sales improved due to its combined effects munitions contract. Delivery delays and lower volumes on certain medium caliber ammunition programs and cost overruns on certain programs were the main contributors to Ordnance's lower profits. On a year-to-date basis, the reduction in the sporting ammunition business and higher commodity costs more than offset the impact of the improved military ammunition operating results and were the main detractors to Winchester's financial performance, compared to 1994. Aerospace's sales increased as additional sales volumes (primarily solid propellant products) more than offset reductions in the in-flight entertainment orders. Profits, however, decreased due to a change in product mix and higher costs on certain developmental programs. Ordnance's sales increase is primarily attributable to the inclusion of the operating results of the 1994 medium caliber ammunition acquisition. Several factors, such as cost overruns, and delivery delays and lower volumes on certain medium caliber ammunition programs led to reduced 1995 profits.

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

In November 1995, the company announced that it is studying a spin off of its Ordnance and Aerospace divisions as a free-standing public company to its shareholders. Any final decision would require the approval of the Board of Directors among others.

Selling and administration expenses as a percent of sales were 10.6% for both the quarter and nine-month period (11.1% and 11.7%, respectively in 1994). The decrease was attributable to the increased sales. For the quarter, selling and administration, and research and development expenses increased primarily due to the inclusion of the OCG's operating results. On a year-to-date basis, several factors contributed to the 1995 increase in selling and administration expenses. The company incurred higher legal costs, additional information processing expenses and higher costs related to incentive compensation programs, offset in part by cost reduction programs. The inclusion of the operating results of OCG and the 1994 medium caliber business(acquired in April 1994), also, contributed to this increase. Interest expense increased over 1994 levels due to higher average interest rates on higher average borrowings. Interest and other income for the 1995 nine-month period increased due to the favorable performance of nonconsolidated affiliates.

Cash flow from operating activities amounted to $69.8 million and $115.8 million in 1995 and 1994, respectively. The decrease was primarily attributable to a higher receivables level and was partially offset by higher net income. The increase in receivables was due to higher level of business activity and the termination of a program under which an undivided interest in a designated pool of receivables was sold.

Cash used for investing activities amounted to $198.4 million and $80.3 million in 1995 and 1994, respectively. Capital spending of $132.7 million in 1995 was ahead of 1994. Total year capital spending, including environmental capital spending of $15 million, is estimated to increase 34% from 1994, mainly to provide additional capacity and product quality for selected product lines. Historically, the company has funded its environmental capital spending through cash flow from operations and expects to do so in the future. In August 1995, the company completed its acquisition for approximately $65 million of Ciba-Geigy's 50% share of OCG, a joint venture formed by Ciba and the company in 1990. OCG is a supplier of photoresists, polyimides and ancillary products with R&D, manufacturing, customer support and distribution facilities in North America, Europe and Asia. In April 1994, the company purchased certain assets of the medium caliber ordnance business of Aerojet for approximately $25 million. In the 1994 third quarter, the company sold its conductive materials business including its manufacturing facility in Ontario, CA to Acheson Industries, which generated proceeds of $11.3 million.

In 1987, a Federal Trade Commission (FTC) judge ruled that the company must divest the chlorinated isocyanurates business acquired in 1985, which included an isocyanurates manufacturing facility in South Charleston, WV, a packaging facility in Livonia, MI and the SUN (R) brand trademark. The company was unsuccessful in overturning this ruling. On August 8, 1995 the company completed the sale of the Sun (R) brand trademark to AquaClear Industries, Inc. In October 1995, the company completed the sale of its dry sanitizer plant in South Charleston WV and a related tableting operation in Livonia, MI to Clearon Corp., a joint venture of Israel Chemicals Ltd. and its subsidiary, Dead Sea Bromine Group. These transactions did not have a material impact on the company's results of operations.

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

At September 30, 1995, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership Plan) was 42.8%, up from 36.5% at year-end 1994. The increase from year-end is attributable to higher short-term borrowings to fund the OCG acquisition and finance seasonal working capital requirements.

Cash flow from operations and the use of credit facilities financed the company's seasonal working capital requirements, capital expenditures and dividends. At September 30, 1995, the company maintained committed credit facilities with banks of $290 million of which $146 million was available. The company believes that cash flow from operations, existing credit facilities and potential long-term borrowing capabilities are adequate to satisfy its liquidity needs for the near future.

In the first nine months of 1995, the company spent approximately $16 million for investigatory and clean-up activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1995 is estimated to be $25 million. These amounts were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1995 and 1994 and are expected to be material to net income in future years.

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

The company's consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $107 million and $111 million at September 30, 1995 and December 31, 1994, respectively, of which $67 million and $71 million was classified as other noncurrent liabilities, respectively. Included in the reserve at September 30, 1995 and 1994, were liabilities anticipated to be shared with a third party, with whom the company is currently in litigation. Those reserves did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

                          Part II - Other Information



Item 1.  Legal Proceedings.
         -----------------

(a)   With respect to the Saltville environmental site described in Item 3(b) of
                         ---------
      Olin's Annual Report on Form 10-K for the year ended December 31, 1994, the following are subsequent developments:

      Olin filed comments with the Environmental Protection Agency ("EPA") during the public comment period for the EPA's Proposed Remedial Action Plan issued on January 18, 1995 in support of alternatives to the proposed remediation plan for the site. EPA issued a Record of Decision on September 29, 1995 recognizing in substantial part Olin's comments. The Record of Decision calls for covering the former waste ponds, treatment of runoff from the ponds, and additional monitoring and investigation. The Record of Decision does not address remediation of the former chlorine plant site or the river, which are the subject of the additional investigation. On March 15, 1995, EPA notified Olin of liability for lead and asbestos present at the former steam-generating plant (power plant) at the site. On July 11, 1995, Olin and EPA entered into an Administrative Order on Consent in which Olin agreed to remove asbestos and lead, and demolish the power plant. The work is expected to be done during 1996 and 1997.

(b) In May 1994, Olin discovered that an Ordnance Division employee may have modified inspection and testing software used on certain medium caliber ammunition production lines at its Marion, Illinois facility to permit inspections to be performed at tolerances which may not have been fully compliant with applicable contract specifications. Upon discovering the issue, Olin promptly notified U.S. Government contracting representatives, voluntarily disclosed the circumstances then known to the Department of Defense's Office of the Inspector General and expressed its intent to fully investigate the matter and take all necessary corrective actions.

      In September 1994, a federal grand jury in the United States District Court for the Southern District of Illinois issued two subpoenas to Olin requesting production of documents relating generally to certain medium caliber ammunition programs and specifically to the software modification described above. Subsequently, Olin has received additional subpoenas and several Marion employees have received subpoenas to testify before the grand jury. Olin has fully complied with the subpoenas and is committed to fully cooperating with Government officials to resolve the matter.

      Olin cannot predict the ultimate outcome of the investigation but believes that it will not be materially adverse to its results of operations or financial position.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)    Exhibits
                --------

         11.    Computation of Per Share Earnings (Unaudited).

         12(a). Computation of Ratio of Earnings to Fixed Charges (Unaudited).

         12(b). Computation of Ratio of Earnings to Combined Fixed Charges and
                Preferred Stock Dividends (Unaudited).

         27.    Financial Data Schedule.

         (b)    Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         OLIN CORPORATION
                         (Registrant)



                         By: R. A. Beyerl
                             ------------
                             R. A. Beyerl
                             Vice President and Controller
                             (Chief Accounting Officer)

                         By: J. M. Jackson, Jr.
                             ------------------
                             J. M. Jackson, Jr.
                             Vice President and General Counsel



Date:  November 14, 1995

                                 EXHIBIT INDEX



Exhibit
  No.     Description
-------   -----------

11.       Computation of Per Share Earnings (Unaudited).

12(a).    Computation of Ratio of Earnings to Fixed Charges (Unaudited).

12(b). Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

27.       Financial Data Schedule.