Form 10-K
period 1995-12-31
OLIN CORP
filed 1996-03-08
CIK 74303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED] For the transition period from           to

                         Commission file number 1-1070
                                OLIN CORPORATION
             (Exact name of registrant as specified in its charter)
                Virginia                               13-1872319
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

501 Merritt 7 P.O. Box 4500 Norwalk, CT          06856-4500 (Zip Code)
    (Address of principal executive
                offices)
       Registrant's telephone number, including area code: (203) 750-3000

                               ----------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                ON WHICH REGISTERED
                  -------------------              -----------------------
                     Common Stock                  New York Stock Exchange
                                                   Chicago Stock Exchange
                                                   Pacific Stock Exchange
      Series A Participating Cumulative Preferred  New York Stock Exchange
                 Stock Purchase Rights
                                                   Chicago Stock Exchange
                                                   Pacific Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                               ----------------
  As of January 31, 1996, the aggregate market value of registrant's voting stock held by non-affiliates of registrant was approximately $2,104,493,000. The appraised value of the ESOP Preferred Shares as indicated in the most recent independent appraiser's report was used in determining the market value of such Shares.

                               ----------------
As of January 31, 1996, 24,803,000 shares of the registrant's common stock were outstanding.

                               ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE
 PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS FORM
                           10-K AS INDICATED HEREIN:

                                                       PART OF 10-K
                       DOCUMENT                   INTO WHICH INCORPORATED
                       --------                   -----------------------
      1995 Annual Report to Shareholders of Olin    Parts I, II, and IV
       Proxy Statement relating to Olin's 1996           Part III
            Annual Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Norwalk, Connecticut. It is a manufacturer concentrated in chemicals, metals, defense-related products and services, and ammunition. The chemicals segment is divided into three areas or divisions:
Chemicals, Chlor-Alkali and Microelectronic Materials. Chemicals includes urethanes, pool chemicals, biocides, acids, and surfactants and fluids. Chlor-alkali includes chlor-alkali products, sodium hydrosulfite and high strength bleach products. Microelectronic Materials includes image-forming and related specialty chemicals and electronic interconnect materials and services. Products in the metals segment include copper and copper alloy sheet, strip, rod, wire, tube and fabricated parts and stainless steel strip. The defense and ammunition segment includes small, medium and large caliber military ammunition, sporting ammunition and advanced technology products and services for aerospace and defense customers.

  Information as to the sales and assets attributable to each of Olin's industry segments for each of the last ten fiscal years appears on page 24 of the 1995 Annual Report to Shareholders of Olin ("Shareholders Report") and in
Exhibit 13 hereto. Such information in Exhibit 13 with respect to the last three fiscal years is incorporated by reference in this Report.* Information as to operating income of Olin's industry segments for each of the last three fiscal years contained in the Note "Segment Information" of the Notes to Financial Statements on pages 35 and 36 of the Shareholders Report and in
Exhibit 13 hereto is incorporated herein by reference as contained in Exhibit
13.

  The term "Olin" as used herein means Olin Corporation and its subsidiaries unless the context indicates otherwise.



--------
* Except for material contained in Exhibit 13 hereto, the Shareholders Report is not "filed" as part of this Report.

PRODUCTS AND SERVICES

  The following is a list of the principal and certain other products and services provided by Olin and its affiliates as of December 31, 1995 within each industry segment. Principal products on the basis of annual sales are highlighted in bold face.

                                   CHEMICALS

                                                                                                         MAJOR RAW MATERIALS
 PRODUCT LINE                                                                                             & COMPONENTS FOR
 OR DIVISION            PRODUCTS & SERVICES           MAJOR END-USES           PLANTS & FACILITIES*       PRODUCTS/SERVICES
 ------------       ---------------------------- -----------------------   ---------------------------- ---------------------
 Chlor-alkali
 Chlor-alkali       CHLORINE/CAUSTIC SODA        Pulp & paper              Augusta, GA                  salt, electricity
                                                 processing, chemical      Charleston, TN
                                                 manufacturing, water      McIntosh, AL
                                                 purification,             Niagara Falls, NY (Niachlor)
                                                 manufacture of vinyl
                                                 chloride, bleach,
                                                 swimming pool chemicals
-----------------------------------------------------------------------------------------------------------------------------
 Other Chlor-alkali  Sodium Hydrosulfite         Paper, textile & clay     Augusta, GA                  caustic soda,
  Products                                       bleaching                 Charleston, TN               sulfur dioxide
                                                                           Salto, Brazil
            ---------------------------------------------------------------------------------------------------------------
                    HyPure(TM) products          Industrial &              Charleston, TN               chlorine, caustic
                                                 institutional cleaners,                                soda
                                                 textile bleaching
-----------------------------------------------------------------------------------------------------------------------------
 Chemicals
 Urethanes          TOLUENE DIISOCYANATE         Intermediate for          Lake Charles, LA             toluene, chlorine,
                    (TDI)                        flexible foam used in     Fukuoka, Japan (Kyodo        nitric acid,
                                                 furniture, bedding,        TDI Limited Company)        natural gas
                                                 carpet underlay,
                                                 transportation,
                                                 packaging
                    Flexible polyols                                       Brandenburg, KY              propylene oxide,
                                                                           Punta Camacho, Venezuela     ethylene oxide
                                                                           Ibaraki-ken, Japan
                                                                            (Asahi-Olin Ltd.)
            ---------------------------------------------------------------------------------------------------------------
                    Specialty polyols            Elastomers, adhesives,    Brandenburg, KY              propylene oxide,
                                                 coatings, sealants &      Ibaraki-ken, Japan           ethylene oxide
                                                 rigid foam                 (Asahi-Olin Ltd.)
            ---------------------------------------------------------------------------------------------------------------
                    Urethane systems             Packaging & insulation    Ibaraki-ken, Japan           polyols, methylene
                                                                            (Asahi-Olin Ltd.)           diphenyl diisocyanate
                                                                           Salto, Brazil
            ---------------------------------------------------------------------------------------------------------------
                    Aliphatic isocyanates        Coatings, elastomers,     Brandenburg, KY              chlorine, specialty
                                                 adhesives & sealants      Lake Charles, LA             aliphatic amines
-----------------------------------------------------------------------------------------------------------------------------
 Acids              Virgin & regenerated         Petroleum refining,       Beaumont, TX                 sulfur, oxygen,
                    sulfuric acid, nitric acid   agricultural chemicals    Lake Charles, LA             ammonia
                                                                           Shreveport, LA
-----------------------------------------------------------------------------------------------------------------------------
 Pool Chemicals     HTH(R), SOCK-IT(R),          Residential &             Charleston, TN               chlorine, lime,
                    PULSAR(R), SUPER SOCK-IT(R), commercial pool           Igarassu, Brazil (Nordesclor caustic soda
                    DURATION(R) & CCH(R)         sanitizing, water          S.A.)
                    CALCIUM HYPOCHLORITE         purification              Salto, Brazil
                                                                           Kempton Park, S. Africa
                                                                            (Aquachlor
                                                                            (Proprietary) Ltd.)
            ---------------------------------------------------------------------------------------------------------------
                    PACE(R)                      Residential &             Anaheim, CA                  chlorine, caustic
                    CHLORINATED                  commercial pool           Amboise, France              soda, urea
                    ISOCYANURATES                sanitizing, water
                                                 purification

--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                                                                               MAJOR RAW MATERIALS
 PRODUCT LINE                                                                                   & COMPONENTS FOR
 OR DIVISION     PRODUCTS & SERVICES          MAJOR END-USES           PLANTS & FACILITIES*     PRODUCTS/SERVICES
 ------------ -------------------------- ------------------------   -------------------------- -------------------
 Hydrazine    Hydrazine solutions &      Intermediate in blowing    Lake Charles, LA           chlorine, caustic
              hydrazine-based            agents & agricultural      McIntosh, AL               soda, ammonia,
              propellants                chemicals; boiler water                               dimethylamine,
                                         treatment, rocket &                                   monomethylamine
                                         satellite propellants
------------------------------------------------------------------------------------------------------------------
 Biocides     Omacide(R) IPBC,           Antidandruff agents        Rochester, NY              pyridine, zinc
              Triadine(R) Biocides,      in shampoo, preservative   Swords, Ireland            & copper salts,
              Zinc Omadine(R),           in metal working fluids,                              chlorine, iodine
              Copper Omadine(R) & Sodium coatings, adhesives,
              Omadine(R) Biocides        plastics, antifouling
                                         agent in
                                         marine paints
      ------------------------------------------------------------------------------------------------------------
              Custom chemicals           Finished products for      Rochester, NY
              manufacturing              agricultural,
                                         photographic, hair dye &
                                         general chemical
                                         industries
------------------------------------------------------------------------------------------------------------------
 Organics     Anionic & nonionic         Household, industrial &    Brandenburg, KY            ethylene oxide,
              surfactants, glycols,      institutional cleaners,    Punta Camacho,             propylene oxide
              glycol ethers, fluids      basestocks for water        Venezuela
                                         based metal-
                                         working/hydraulic fluids
------------------------------------------------------------------------------------------------------------------
Microelectronic Materials
 Electronic   High purity acids &        Used as process aids in    Chandler, AZ               various acids
  Chemicals   solvents, dopants,         semiconductor              Mesa, AZ                   & solvents,
              vapor deposition           manufacturing              Nazareth, PA               ammonia-based
              chemicals, specialty                                  Seward, IL                 etchants
              etchants
      ------------------------------------------------------------------------------------------------------------
              Photoresists & polyimides  Used as semiconductor      Brandenburg, KY            diazo compounds,
                                         components and/or as       East Providence, RI        rubber polymers,
                                         process aids in            Tempe, AZ                  novolak polymers,
                                         semiconductor              Zwijndrecht, Belgium       solvents,
                                         manufacturing              Shizuoka, Japan (Fuji-Hunt photoinitiators,
                                                                     Electronics Technology    polyimide polymers
                                                                     Co., Ltd.)
                                                                    Basle, Switzerland
      ------------------------------------------------------------------------------------------------------------
              Dry & liquid toner systems Used in electrostatic      Berea, OH                  resins,
                                         printers and offset        Kallo, Belgium             hydrocarbons
                                         platemaking systems

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

                                                                                             MAJOR RAW MATERIALS
 PRODUCT LINE                                                                                 & COMPONENTS FOR
 OR DIVISION    PRODUCTS & SERVICES         MAJOR END-USES          PLANTS & FACILITIES*      PRODUCTS/SERVICES
 ------------ ------------------------ ------------------------   ------------------------- ---------------------
 Interconnect High performance         Integrated circuits &      Manteca, CA               specialty aluminum
  Materials   integrated circuit       multi-chip modules for                               alloys & specialty
              packaging materials      computer,                                            adhesives
                                       telecommunications,
                                       instrumentation &
                                       automotive products
      ------------------------------------------------------------------------------------------------------------------
              High performance,        All industry market         New Bedford, MA          all metals, metal
              high reliability,        segments; computer,          (Aegis, Inc.)           alloys, metal
              hermetic metal           METALScommunications, medical,                       matrix composites,
              packages for the         industrial,                                          special alloys and
              microelectronics         instrumentation,                                     glasses
              industry                 automotive, consumer,
                                       aerospace and military
------------------------------------------------------------------------------------------------------------------------
 Olin Brass   COPPER & COPPER ALLOY    Electronic connectors,     Bryan, OH                 copper, zinc &
              SHEET & STRIP            lead frames, electrical    East Alton, IL            other nonferrous
              (STANDARD & HIGH         components,                Indianapolis, IN          metals
              PERFORMANCE)             communications,            Waterbury, CT
                                       automotive, builders'      Iwata, Japan (Yamaha-Olin
                                       hardware, coinage           Metal Corporation)
      ------------------------------------------------------------------------------------------------------------------
              Network of metals        Electronic connectors,     Allentown, PA             copper & copper alloy
              service centers          electrical components,     Alliance, OH              sheet, strip, rod,
                                       communications,            Caguas, PR                tube & steel &
                                       automotive, builders'      Carol Stream, IL          aluminum strip
                                       hardware, household        Warwick, RI
                                       products                   Watertown, CT
                                                                  Yorba Linda, CA
      ------------------------------------------------------------------------------------------------------------------
              Beryllium copper strip   High performance           East Alton, IL            beryllium copper
                                       electronic applications
      ------------------------------------------------------------------------------------------------------------------
              POSIT-BOND(R) CLAD METAL Coinage strip & blanks     East Alton, IL            cupronickel,
                                                                                            copper & aluminum
      ------------------------------------------------------------------------------------------------------------------
              ROLLED COPPER FOIL,      Printed circuit boards,    Waterbury, CT             copper, zinc & other
              COPPERBOND(R) FOIL,      electrical & electronic,                             nonferrous metals,
              STAINLESS STEEL STRIP    automotive                                           stainless steel
      ------------------------------------------------------------------------------------------------------------------
              COPPER ALLOY SEAMLESS    Utility condensers,        Cuba, MO                  copper, zinc & other
              & WELDED TUBE            industrial heat            Indianapolis, IN          nonferrous metals
                                       exchangers,
                                       refrigeration & air
                                       conditioning, builders'
                                       hardware, automotive
      ------------------------------------------------------------------------------------------------------------------
              Fabricated products      Builders' hardware,        East Alton, IL            brass & stainless
                                       cartridge cases, shaped                              steel strip
                                       charge cones,
                                       transportation,
                                       household & recreational
                                       products
      ------------------------------------------------------------------------------------------------------------------
              Copper & copper alloy    Fasteners, electrical      Indianapolis, IN          copper, zinc & other
              rod & wire               connectors,                                          nonferrous metals
                                       transportation, plumbing
                                       & builders' hardware

--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                             DEFENSE AND AMMUNITION

                                                                                           MAJOR RAW MATERIALS
 PRODUCT LINE                                                                                & COMPONENTS FOR
 OR DIVISION    PRODUCTS & SERVICES         MAJOR END-USES        PLANTS & FACILITIES*      PRODUCTS/SERVICES
 ------------ ------------------------ ------------------------   -------------------- ----------------------------
 Ordnance     LARGE CALIBER MILITARY   Used by tanks &            Marion, IL           various metals, propellants,
              AMMUNITION, PROJECTILES  artillery                  Red Lion, PA         subcontracted components
              & COMPONENTS                                        St. Marks, FL
                                                                  St. Petersburg, FL
      -------------------------------------------------------------------------------------------------------------
              MEDIUM CALIBER MILITARY  Used by ground             Downey, CA           Ball Powder(R) propellant,
              AMMUNITION & COMPONENTS, vehicles, ships,           Marion, IL           explosives, various metals,
              air-dispensed munitions  helicopters & aircraft                          subcontracted components
      -------------------------------------------------------------------------------------------------------------
              BALL POWDER(R)           Small caliber commercial   St. Marks, FL        nitrocellulose
              PROPELLANT, EXPLOSIVES   ammunition, small,
              & research & development medium & large caliber
              for propulsion systems   military ammunition
      -------------------------------------------------------------------------------------------------------------
              Demilitarization of      Contracts for disposal     Marion, IL           government-supplied
              medium & large caliber   of U.S. Government         St. Petersburg, FL   ammunition & rocket
              ammunition & rocket      surplus ammunition &                            motors
              motors                   rocket motors
      -------------------------------------------------------------------------------------------------------------
              Government-owned         Maintenance of U.S. Army   Baraboo, WI          subcontracted &
              arsenal operations       laid-away production                            government-supplied
              (GOCO)                   plant                                           components
      -------------------------------------------------------------------------------------------------------------
              Gas generators           Specialty solid-           Marion, IL           various metals, solid
                                       propellant gas                                  propellant ingredients
                                       generators for missiles                         & subcontracted
                                       & aircraft                                      components
-------------------------------------------------------------------------------------------------------------------
 Aerospace    Pulsed power systems     Pulsed high voltage gen-   San Leandro, CA      subcontracted components,
                                       erators, nuclear radia-                         including capacitors
                                       tion simulators, accel-
                                       erators, high frequency
                                       modulators, military
                                       hardware survivability
                                       assessment, high power
                                       microwave systems, flash
                                       x-ray products
      -------------------------------------------------------------------------------------------------------------
              Antiarmor systems        Design, development &      San Leandro, CA      various metals,
                                       testing of advanced        Tracy, CA            subcontracted
                                       antiarmor warhead sys-     Lucerne, Switzerland components, explosive
                                       tems for various anti-                          ingredients
                                       tank missiles; volume
                                       production of missile-
                                       body metal parts; load,
                                       assembly & pack of vari-
                                       ous explosive devices
      -------------------------------------------------------------------------------------------------------------
              Low-voltage power        Design, development,       Redmond, WA          electronic piece
              conditioning &           test & production of                            parts, printed
              controlling devices;     aircraft, missile,                              wireboards, formed
              digital test equipment;  spacecraft, shipboard &                         metal parts
              airborne electronic      van-mounted power
              products                 equipment & control
                                       devices for military &
                                       commercial applications;
                                       design, development,
                                       test & production of
                                       microprocessor-based
                                       stores test equipment
                                       for military aircraft

--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                                                                           MAJOR RAW MATERIALS
 PRODUCT LINE                                                                               & COMPONENTS FOR
 OR DIVISION      PRODUCTS & SERVICES         MAJOR END-USES        PLANTS & FACILITIES*    PRODUCTS/SERVICES
 ------------   ------------------------ ------------------------   -------------------- -----------------------
 Aerospace      Hydrazine rocket         Directional control         Moses Lake, WA      various metals,
 (continued)    engines; advanced        rockets & propulsion        Redmond, WA         subcontracted
                propulsion systems &     systems for satellite &                         components,
                components; inflation    space vehicles, launch                          hydrazine liquid
                systems; specialty       vehicles, tactical                              propellant, ammonium
                solid-propellant         missiles & projectiles;                         nitrate-, sodium
                devices                  specialty solid-                                azide- and non-sodium
                                         propellant gas                                  azide-based solid
                                         generator-based devices                         propellant
                                         for munitions                                   ingredients
                                         dispensing, fire
                                         suppression, flotation &
                                         other inflation systems
----------------------------------------------------------------------------------------------------------------
 Winchester (R) WINCHESTER(R) SPORTING   Hunters & recreational      East Alton, IL      brass, lead, steel,
                AMMUNITION (SHOT-        shooters, law               Geelong, Australia  plastic, Ball Powder(R)
                SHELLS, SMALL CALIBER    enforcement agencies                            propellant,
                CENTERFIRE &                                                             explosives
                RIMFIRE AMMUNITION)
      ----------------------------------------------------------------------------------------------------------
                Small caliber military   Infantry and mounted        East Alton, IL      brass, lead, Ball
                ammunition               weapons                                         Powder(R) propellant,
                                                                                         explosives
      ----------------------------------------------------------------------------------------------------------
                Government-owned         Maintenance and             Independence, MO    brass, lead, Ball
                arsenal operation (GOCO) operation of U.S. Army                          Powder(R) propellant,
                                         small caliber military                          explosives,
                                         ammunition production                           government-supplied
                                         plant                                           components
      ----------------------------------------------------------------------------------------------------------
                Industrial products (8   Maintenance applications    East Alton, IL      brass, lead,
                gauge loads & powder-    in power & concrete         Geelong, Australia  plastic, Ball
                actuated tool loads)     industries, powder-                             Powder(R) propellant,
                                         actuated tools in                               explosives
                                         construction industry


--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

RECENT DEVELOPMENTS

  On March 1, 1995, the 2.76 million shares of Olin's Series A Conversion Preferred Stock converted into shares of Olin's Common Stock on a one-for-one basis.

  On August 24, 1995, Olin announced it had completed its acquisition of Ciba Geigy AG's 50% share of OCG Microelectronic Materials ("OCG"), a joint venture formed by the two companies in 1990. OCG is a supplier of photoresists, polyimides and ancillary products with research and development, manufacturing, customer support and distribution capabilities in North America, Europe and Asia.

  On October 12, 1995, Olin announced that it completed the sale of its dry sanitizer plant in South Charleston, West Virginia and a related tabletting operation in Livonia, Michigan to Clearon Corp., a joint venture of Israel Chemicals Ltd. and its subsidiary Dead Sea Bromine Corporation. Also in 1995, Olin sold the SUN(R) brand of chlorinated isocyanurates to AquaClear Industries, Inc. of Watervliet, NY. These sales, which were previously approved by the Federal Trade Commission ("FTC"), were part of Olin's compliance with an FTC order that it divest its chlorinated isocyanurate pool chemicals assets it acquired in 1985.

  On November 19, 1995, Olin announced it was considering a spin-off of its Aerospace and Ordnance Divisions. Any decision requires the approval of Olin's Board of Directors and will depend on a variety of factors including the tax-free nature of the transaction and appropriate approvals of third parties including governmental authorities.

  On January 23, 1996, Olin announced that it had signed a letter of intent to sell its dry and liquid toner systems business which had 1995 sales of $13 million.

INTERNATIONAL OPERATIONS

  Olin has sales offices and subsidiaries in various countries which support the worldwide export of products from the United States as well as overseas production facilities. In addition, Olin has manufacturing interests, both direct and through joint ventures, in several foreign countries.

  An Olin subsidiary in Ireland manufactures biocides for personal care and industrial applications; a Brazilian subsidiary manufactures urethane systems and solution sodium hydrosulfite. A micro-electronic materials subsidiary located in Belgium manufactures certain chemicals for the semiconductor industry and packages toners which are marketed throughout Europe. Hydrochim, S.A., a French subsidiary, is an isocyanurate repacking operation. Etoxyl, C.A., a Venezuelan subsidiary, manufactures urethane polyols and other specialty chemicals.

  A group of Olin subsidiaries markets photoresists, polyimides and other image-forming chemicals throughout Europe. A joint venture with Fuji Photo Film Co., Ltd. manufactures photoresists in Japan and markets them throughout the Far East.

  Nordesclor S.A., a joint venture with S.A. Industrias Votorantim, a Brazilian company, manufactures calcium hypochlorite. Through a joint venture with Sentrachem Limited, Olin has an interest in a plant in South Africa for the production of HTH(R) pool chemicals.

  Olin through a joint venture with Asahi Glass Company Ltd. has an interest in a plant in Japan for the production of urethane polyols and other specialty chemicals. Olin also has an interest in a plant in Venezuela for the production of ethylene oxide and ethylene glycol through a joint venture with Corimon, C.A., S.A.C.A., Petroquimica de Venezuela S.A. and the International Finance Corporation. A joint venture of Olin and Asahi Glass Company Ltd. has an interest in a TDI production plant in Japan with Mitsui Toatsu.

  Yamaha-Olin Metal Corporation, a joint venture with Yamaha Corporation, manufactures high-performance copper alloys in Japan for sale to the electronics industry throughout the Far East.

  An Olin subsidiary loads and packs sporting and industrial ammunition in Australia. The geographic segment data contained in the Note "Segment Information" of the Notes to Financial Statements on pages 35 and 36 of the Shareholders Report and Exhibit 13 hereto are incorporated by reference in this Report as contained in Exhibit 13.

CUSTOMERS AND DISTRIBUTION

  During 1995, no single nongovernment customer accounted for more than 1.2% of Olin's total consolidated sales and U.S. Government sales accounted for 16% of Olin's total consolidated sales. Products which Olin sells to industrial or commercial users or distributors for use in the production of other products constitute a major part of Olin's total sales. Some of its products, such as pool chemicals, sporting ammunition and brass, are sold to a large number of users or distributors, while others, such as certain industrial chemicals, are sold in substantial quantities to a relatively small number of industrial users.

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

  The metal products business is also focused on the electronics market, providing high performance and high-quality materials needed by the electronics industry and other advanced technology customers. These materials include Olin-developed proprietary alloys and Copperbond(R) treated copper foil marketed to the printed circuit industry.

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

GOVERNMENT SALES

  U.S. Government sales were approximately $513 million in 1995, $379 million in 1994 and $354 million in 1993.

  Approximately 85% of such 1995 sales were to the Department of Defense or agencies thereof. In addition, Olin operates certain Government-owned plants, including the Lake City Army Ammunition Plant in Independence, Missouri, for which Olin receives fee income. Products and services sold to the Government, to Government contractors or friendly foreign governments include ammunition, propellant and specialty defense products and services. Olin also manufactures and blends hydrazine- based fuels for the Government for use as a propellant for the space shuttle, satellites and expendable launch vehicles. The U.S. Mint purchases cupronickel for nickels and Posit-Bond(R) clad metal for other U.S. coins. Ammunition cups and strip are sold to Government contractors for ultimate delivery to the Government.

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

  Because several of its divisions engage in government contracting activities and make sales to the U.S. Government, Olin is subject to extensive and complex
U. S. Government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities could subject Olin or one or more of its businesses to civil and criminal penalties, and under certain circumstances, suspension and debarment from future government contracts for a specified period of time.

  Changes in the strategic direction of defense spending, the timing of defense procurements and specific defense program appropriation decisions may adversely affect the performance of the Defense and Ammunition segment and Olin in future years, including its income, liquidity, capital resources and financial condition. The precise impact of these decisions will depend upon the timing and size of changes and decisions, and Olin's ability to mitigate their impact with new business, business consolidations or cost reductions. In view of the continuing uncertainty regarding the size, content and priorities of the annual Department of Defense budget, the historical financial information of the Defense and Ammunition segment and, to a lesser extent, of Olin, may not be indicative of future performance.

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

EMPLOYEES

  As of December 31, 1995, Olin had approximately 13,000 employees (excluding approximately 1,250 employees at Government-owned, contractor-operated facilities), approximately 12,250 of whom were working in the United States and approximately 750 of whom were working in foreign countries. A majority of the hourly-paid employees are represented, for purposes of collective bargaining, by various labor unions. Some labor contracts extend for as long as five years, but during each year new agreements must be negotiated in a number of Olin's plants. Five major collective bargaining agreements at its East Alton, Illinois facility were renewed in 1995. Four major labor contracts will expire in 1996, three of which are at Olin's Lake Charles, Louisiana facility. While relations between Olin and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without work stoppages. No major work stoppages have occurred in the last three years.

RESEARCH ACTIVITIES; PATENTS

  Olin's research activities are conducted both on a product-group and corporate-wide basis at a number of facilities. Company-sponsored research expenditures were approximately $39 million during 1995, $35 million during 1994 and $41 million during 1993. Customer-sponsored research expenditures (primarily U.S. Government) were approximately $45 million in 1995, $79 million in 1994 and $88 million in 1993.

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

RAW MATERIALS AND ENERGY

  Olin purchases the major portion of its raw material requirements. The principal basic raw materials required by Olin for its production of chemicals are various hydrocarbons, salt, lime, electricity, propylene oxide, ethylene oxide, natural gas, toluene, sulfur and ammonia. Copper, zinc and various other nonferrous metals are required for the metals business. Lead, brass and propellant are the principal raw materials used in the ammunition business. Olin's principal basic raw materials are typically purchased pursuant to multiyear contracts. In addition, Olin uses many chemicals produced in its own operations as raw materials, intermediates or processing agents in the production of various other chemical products. In the manufacture of ammunition, Olin uses a substantial percentage of its own output of smokeless powder and cartridge brass. Additional information with respect to specific raw materials is set forth in the table above under the caption entitled "Products and Services."

  Electricity is the predominant energy source for Olin's manufacturing facilities. Most of Olin's facilities are served by utilities which generate electricity principally from coal and nuclear power.

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS

  The establishment and implementation of federal, state and local standards to regulate air, water and land quality has affected and will continue to affect substantially all of Olin's plants. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. Olin employs waste minimization and pollution prevention programs at its manufacturing sites. In order to help finance the cleanup of waste disposal sites, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("Superfund"), imposed a tax on the sale of various chemicals, including chlorine, caustic and certain other chemicals produced by Olin, and on the disposal of certain hazardous wastes.

                                                                  1995 1994 1993
                                                                  ---- ---- ----
                                                                  (IN MILLIONS)
      Cash Outlays:
        Remedial and Investigatory Spending.....................  $25  $37  $44
        Capital Spending........................................    9   11   11
        Plant Operations........................................   36   34   38
                                                                  ---  ---  ---
      Total Cash Outlays........................................  $70  $82  $93
                                                                  ===  ===  ===

  Olin is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1995, 1994 and 1993 and may be material to net income in future years.

  Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years; charges to income were $25 million, $17 million, and $85 million in 1995, 1994 and 1993, respectively. A significant portion of the 1993 charge to income resulted from expanded volumes of contaminants uncovered while remediating a particular site, combined with the availability of more definitive data from progressing investigatory activities concerning both the nature and extent of contamination and remediation alternatives at other sites. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Historically, Olin has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

  Olin's estimated environmental liability at the end of 1995 was attributable to 74 sites, 34 of which were on the National Priority List ("NPL"). Eleven sites accounted for approximately 80% of such liability and, of the remaining sites, no one site accounted for more than three percent of such liability. Three of these eleven sites were in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either Olin, the United States Environmental Protection Agency ("EPA") or other potentially responsible parties ("PRP's") and a Record of Decision ("ROD") or its equivalent has not been issued. At another three of the eleven sites, a ROD or its equivalent has been issued by either the EPA or responsible state agency and Olin, either alone or as a member of a PRP group, was engaged in performing the remedial measures required by that ROD. At the remaining five of the eleven sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All eleven sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

  Total environmental-related cash outlays for 1996 are estimated to be $85 million, of which $34 million is expected to be spent on investigatory and remedial efforts, $17 million on capital projects and $34 million on normal plant operations.

  Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $85-100 million over the next several years. While Olin does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and Olin's ability to obtain contributions from other parties and the time periods (sometimes lengthy) over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against Olin.

  See also Item 3, "Legal Proceedings" below, the Note "Environmental" of the Notes to Financial Statements contained in the Shareholders Report and Exhibit 13 hereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated in this Report for additional information regarding environmental matters affecting Olin.

ITEM 2. PROPERTIES

  Olin has plants at 36 separate locations in 19 states and Puerto Rico and six plants in six foreign countries. Most plants are owned; a number of small plants and portions of one major plant are leased. Listed under Item 1 above in the table set forth under the caption "Products and Services" are the locations at or from which Olin's products and services are manufactured, distributed or marketed by segment.

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

  In November 1980, the State of New York filed a complaint as co-plaintiff in the same action based upon essentially the same factual allegations as in the suit brought by the United States. The State is seeking $100 million in compensatory damages and $100 million in punitive damages. The State is also requesting a court order to abate the alleged nuisance and penalties of $10,000 per day for alleged violations of each of four provisions of New York's Environmental Conservation Law. In 1983, the State filed a motion to amend its complaint to include a count under CERCLA (Comprehensive Environmental Response, Compensation and Liability Act of 1980) alleging damage to natural resources. In 1986, the Department of Justice filed a motion to amend its complaint to include a CERCLA and SARA (Superfund Amendments and Reauthorization Act of 1986) count. Oxychem and Olin have filed in opposition to the motions and the court has deferred a ruling on both motions.

  The U.S. Environmental Protection Agency ("EPA") notified Olin and Oxychem of an aggregate of $3,050,000 in agency oversight costs on the project.

  Under a stipulation entered into by all parties in 1984, Olin and Oxychem undertook a site remedial investigation which was completed in October 1988. Subsequently, the parties entered into a further stipulation under which Oxychem and Olin conducted a feasibility study of possible remedial measures. Olin does not expect these stipulations to have any further effect on the outcome of this matter. The remedial investigation and feasibility study was completed in July 1990. On September 24, 1990, EPA issued a Proposed Remedial Action Plan and on September 29, 1990 a Record of Decision ("ROD"). The EPA-selected remedy was estimated to cost $30 million. On September 30, 1991, the EPA issued an administrative order directing Olin and Oxychem to implement the remedy identified in the September 29, 1990 Record of Decision. Olin and Oxychem have agreed to perform the remedy identified on such order. The cost of any remedy is expected to be shared by Olin and Oxychem in an agreed-upon proportion. Olin believes that any liability incurred by it in this matter will not be materially adverse to its financial condition.

  (b) In June 1987, the EPA issued a ROD recommending remedial actions and ecological studies with respect to mercury contamination at the site of Olin's former mercury cell chlor-alkali plant in Saltville, Virginia. In August 1987, EPA, under Section 122 of CERCLA, asked Olin to undertake the work called for in the ROD, and Olin agreed to do so. Olin's commitment was required to be incorporated into a Consent Decree to be filed with a federal district court. EPA's draft of the Consent Decree included a proposed $1.4 million Clean Water Act penalty for past unpermitted discharges from a muck pond at the site, as well as $570,000 in reimbursement of past EPA costs. In response to Olin's request, EPA agreed to reduce the costs to $456,000 and to sever the penalty from the CERCLA action, making it the subject of separate negotiations after execution of the Consent Decree. In 1988, the proposed $1.4 million Clean Water Act penalty was severed from the Consent Decree entered into by Olin and filed with the U.S. District Court for the Western District of Virginia, and the EPA has taken no further action with respect to any proposed penalty. Pursuant to the Decree, in November 1988 Olin submitted to EPA, Region III, a work plan for remedial action, including additional stormwater run-on control around Pond #5 and construction of a wastewater treatment plant for the outfall from Pond #5. Olin also submitted for EPA approval a work plan for further remedial investigation of the impact of mercury from the site on groundwater flowing into the North Fork Holston River and its sediment from the site to a point twenty-seven miles downstream at the Tennessee border. During 1989 work plans pursuant to the Consent Decree between EPA and Olin were approved by EPA. Final payment of past EPA costs of $228,000 plus interest was made on November 21, 1989, in accordance with the Consent Decree.

  On September 5, 1991, EPA advised Olin of potential liability for contaminated soils which were being removed in conjunction with construction of the Rte. 634 bridge in Saltville. Olin and EPA signed a Consent Order authorizing Olin to do the soil removal, which has been completed.

  Olin completed the remedial investigation and feasibility study of the former plant site, including Ponds # 5 and 6 in 1994. On January 18, 1995, EPA issued a Proposed Remedial Action Plan for a 30-day public comment period. The plan called for a cap to be constructed over Pond #5, and the excavation and retorting of soil and sediment from the former chlorine plant site. Olin filed comments with the EPA during the public comment period in support of alternatives to the proposed remediation plan for the site. EPA issued a Record of Decision on September 29, 1995 recognizing in substantial part Olin's comments. The Record of Decision calls for covering the former waste ponds, treatment of runoff from the ponds, and additional monitoring and investigation. The Record of Decision does not address remediation of the former chlorine plant site or the river, which are the subject of the additional investigation.

  On August 29, 1994, EPA notified Olin of the company's potential liability with respect to the "Graveyard Dump Site," located north of the former plant site. The site is relatively small, occupying about one half acre. EPA's investigation found about 20 capacitors and miscellaneous debris scattered around the site as well as evidence of PCB contamination in the soils.

  Negotiations with EPA ensued and Olin and EPA signed an Administrative Order by Consent, effective January 5, 1995, in which Olin agreed to perform certain response activities at the site, primarily the removal and disposal of PCB-contaminated electrical equipment and soils. The majority of the work has been completed and the remainder is expected to be completed in 1996.

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

  (c) In May 1994, Olin discovered that an Ordnance Division employee may have modified inspection and testing software used on certain medium caliber ammunition production lines at its Marion, Illinois facility to permit inspections to be performed at tolerances which may not have been fully compliant with applicable contract specifications. Upon discovering the issue, Olin promptly notified U.S. Government contracting representatives, voluntarily disclosed the circumstances then known to the Department of Defense's Office of the Inspector General and expressed its intent to fully investigate the matter and take all necessary corrective actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the three months ended December 31, 1995.

           Executive Officers of Olin Corporation as of March 1, 1996

                                                                     SERVED AS AN
                                                                         OLIN
NAME AND AGE                               OFFICE                    OFFICER SINCE
------------                               ------                    -------------
John W. Johnstone, Jr.   Chairman of the Board                           1980
 (63)...................
Donald W. Griffin (59).. President and Chief Executive Officer           1983
Michael E. Campbell      Executive Vice President                        1987
 (48)...................
James G. Hascall (57)... Executive Vice President                        1985
Joseph M. Gaffney (49).. Senior Vice President                           1981
Peter C. Kosche (53).... Senior Vice President                           1993
Anthony W. Ruggiero      Senior Vice President and Chief Financial       1995
 (54)...................  Officer
Leon B. Anziano (53).... Vice President and President, Chlor-Alkali      1993
                          Products Division
Robert A. Beyerl (53)... Vice President and Controller                   1994
Douglas J. Cahill (36).. Vice President and President, Winchester        1996
                          Division
Angelo A. Catani (63)... Vice President and President, Ordnance          1993
                          Division
Patrick J. Davey (52)... Vice President and President, Chemicals         1993
                          Division
George B. Erensen (52).. Vice President, Taxes and Risk Management       1990
Johnnie M. Jackson, Jr.  Vice President, General Counsel and             1995
 (50)...................  Secretary
Janet M. Pierpont (48).. Vice President and Treasurer                    1990
Joseph D. Rupp (45)..... Vice President and President, Brass             1996
                          Division
William W. Smith (61)... Vice President and President, Aerospace         1993
                          Division
Steven T. Warshaw (47).. Vice President and President, Olin              1996
                          Microelectronic Materials Division

  No family relationship exists between any of the above-named executive officers or between any of them and any Director of Olin. Such officers were elected to serve as such, subject to the By-Laws, until their respective successors are chosen.

  Each of the above-named executive officers, except L.B. Anziano, R.A. Beyerl, A.A. Catani, D.J. Cahill, P.J. Davey, J.M. Jackson, Jr., P.C. Kosche, A.W. Ruggiero, J.D. Rupp, W.W. Smith and S.T. Warshaw, has served Olin as an executive officer for not less than the past five years.

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

  Douglas J. Cahill was elected a Corporate Vice President on January 1, 1996. He was appointed President of the Winchester Division on July 1, 1995. Prior to that time, he served as General Manager of the Chemicals Division's pool business.

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

  Johnnie M. Jackson, Jr. was elected a Corporate Vice President on April 27, 1995. Prior to that time, since 1989, he has served Olin in the following capacities: General Counsel--Corporate Resources and Secretary, Associate General Counsel--Corporate Resources and Secretary and Deputy General Counsel.

  Peter C. Kosche was elected a Corporate Senior Vice President on January 1, 1996 and had been a Corporate Vice President since 1993. Prior to 1993 and since 1988, he has served Olin in the following management capacities: General Manager, Pool Chemicals; and Division Vice President, Materials Management.

  Anthony W. Ruggiero joined Olin on August 30, 1995 and was elected a Corporate Senior Vice President and Chief Financial Officer on September 29, 1995. From 1990 to 1995, he served as Senior Vice President and Chief Financial Officer of The Reader's Digest Association, Inc.

  Joseph D. Rupp was elected a Corporate Vice President on January 1, 1996 and also serves as President, Brass Division. Prior to that time, since 1985, he served as Vice President, Manufacturing and Engineering for the Brass Division.

  William W. Smith was elected a Corporate Vice President on April 29, 1993. Prior to that time, since 1988, he has served Olin in a management capacity as President, Aerospace Division.

  Steven T. Warshaw was elected a Corporate Vice President on January 1, 1996 and serves as President, Olin Microelectronic Materials Division. Prior to that time, since 1990, he has served Olin as Senior Vice President and General Manager, Olin Electronic Materials, President, OCG Microelectronic Materials, Vice President and General Manager, Performance Urethanes.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  As of January 31, 1996, there were approximately 11,900 record holders of Olin Common Stock.

  Olin Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

  Information concerning the high and low sales prices of Olin Common Stock and dividends paid on Olin Common Stock during each quarterly period in 1995 and 1994 appears on page 37 of the Shareholders Report and in Exhibit 13 hereto and is incorporated herein by reference as contained in Exhibit 13.

  Among the provisions of Olin's agreements with its long-term lenders are restrictions relating to payment of dividends and acquisition of common stock. At December 31, 1995, retained earnings of approximately $301 million were not so restricted.

ITEM 6. SELECTED FINANCIAL DATA

  The information relating to the last five fiscal years contained under the caption "Ten-Year Financial Summary" appearing on page 25 of the Shareholders Report and in Exhibit 13 hereto is incorporated by reference in this Report as contained in Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 17 through 23 of the Shareholders Report and in
Exhibit 13 hereto is incorporated by reference in this Report as contained in
Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of Olin Corporation and subsidiaries and the related notes thereto together with the report thereon of KPMG Peat Marwick LLP dated January 25, 1996, appearing on pages 26 through 38 of the Shareholders Report and in Exhibit 13 hereto, are incorporated by reference in this Report as contained in Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The biographical information relating to Olin's Directors under the heading "Item 1--Election of Directors" in the Proxy Statement relating to Olin's 1996 Annual Meeting of Shareholders ("Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the last paragraph under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation and Nominating Committee on Executive Compensation appearing on pages 11 through 14 of the Proxy Statement and the graph appearing on page 18 of the Proxy Statement) is incorporated by reference in this Report. The information under the headings "Additional Information Regarding the Board of Directors--Compensation of Directors," and "Additional Information Regarding the Board of Directors-- Directors Retirement Plan" in the Proxy Statement is incorporated by reference in this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. FINANCIAL STATEMENTS

  Consolidated financial statements of Olin Corporation and subsidiaries and the related notes thereto together with the report thereon of KPMG Peat Marwick LLP dated January 25, 1996, appearing on pages 26 through 38 of the Shareholders Report and in Exhibit 13 hereto are incorporated by reference in this Report as contained in Exhibit 13.

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

    3. EXHIBITS

  Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(cc) below.

         3(a) Olin's Restated Articles of Incorporation as amended effective
              February 27, 1996.
          (b) By-Laws of Olin as amended effective February 29, 1996.
         4(a) Articles of Amendment designating ESOP Preferred Shares, par value $1 per share--Exhibit 4 to Olin's Form 10-Q for the Quarter ended June 30, 1989.*
          (b) Articles of Amendment designating Series A Participating
              Cumulative Preferred Stock, par value $1 per share--Exhibit 2 to Olin's Form 8-A dated February 21, 1996, covering Series A
              Participating Cumulative Preferred Stock Purchase Rights.*
          (c) Rights Agreement dated as of February 27, 1996 between Olin and
              Chemical Mellon Shareholder Services, LLP, Rights Agent--Exhibit
              1 to Olin's Form 8-A dated February 21, 1996, covering Series A
              Participating Cumulative Preferred Stock Purchase Rights.*
          (d) Form of Senior Debt Indenture between Olin and Chemical Bank--
              Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental
              Indenture dated as of March 18, 1994 between Olin and Chemical
              Bank--Exhibit 4(c) to Registration Statement No. 33-52771;
              Prospectus Supplement dated June 17, 1992 to Prospectus dated
              June 16, 1992, with respect to Olin's 8% Senior Notes Due 2002 filed under Registration Statement No. 33-4479; and Prospectus
              Supplement dated May 26, 1995 to Prospectus dated May 4, 1994 relating to Medium Term Notes, Series A filed under Registration
              Statement No. 33-52771.*
          (e) Form of Subordinated Debt Indenture between Olin and Bankers
              Trust Company-- Exhibit 4(i) to Registration No. 33-4479; and
              Prospectus Supplement dated June 17, 1987 to Prospectus dated
              February 3, 1987, with respect to Olin's 9 1/2% Subordinated
              Notes Due 1997 filed under Registration Statement No. 33-4479.*
          (f) Credit Agreement, dated as of September 30, 1993, among Olin and the banks named therein--Exhibit 4 to Olin's Form 10-Q for the Quarter ended September 30, 1993.*
          (g) Letters, dated December 15, 1993, amending the Credit Agreement, dated as of September 30, 1993--Exhibit 4(f) to Olin's Form 10-K for 1993.*
          (h) Amendment, dated April 11, 1995, to Credit Agreement, dated as of
              September 30, 1993--Exhibit 4 to Olin's Form 10-Q for the Quarter ended June 30, 1995.*

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

        10(a) 1980 Stock Option Plan for Key Employees of Olin Corporation and
              Subsidiaries, as amended--Exhibit 10(a) to Olin's Form 10-K for
              1991.*
          (b) 1988 Stock Option Plan for Key Employees of Olin Corporation and
              Subsidiaries as amended through February 23, 1995--Exhibit 10(b) to Olin's Form 10-K for 1994.*
          (c) Olin Corporation Performance Unit Plan, as amended April 24,
              1986--Exhibit 10(a) to Olin's Form 10-Q for Quarter ended March
              31, 1986.*
          (d) Olin Corporate Incentive Compensation Plan--Exhibits 1(b) and
              2(b) to Registration No. 2-64811.*
          (e) Olin Deferred Salary Plan, effective January 1, 1983--Exhibit
              10(f) to Olin's Form 10-K for 1993.*
          (f) Form of Directors' deferral plan--Exhibit 10(g) to Olin's Form
              10-K for 1993.*
          (g) Amendments to Olin Corporation Performance Unit Plan, Corporate
              Incentive Compensation Plan, Deferred Salary Plan and Directors' deferral plan, adopted September 29, 1988--Exhibit 10(j) to Olin's Form 10-K for 1988.*
          (h) Amendment to Olin Corporation Performance Unit Plan, adopted May
              25, 1989--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended
              June 30, 1989.*
          (i) Amendment to Olin Corporation Performance Unit Plan, adopted
              September 26, 1991--Exhibit 10(j) to Olin's Form 10-K for 1991.*
          (j) Amendment to Olin Corporation Performance Unit Plan, adopted
              December 16, 1993--Exhibit 10(k) to Olin's Form 10-K for 1993.*
          (k) Deferral elections with respect to certain acquisitions or "change of control events"--Exhibit 10(h) to Olin's Form 10-K for 1986.*
          (l) Olin Senior Executive Pension Plan with amendments--Exhibit 10(l) to Olin's Form 10-K for 1994.*
          (m) Olin Supplementary Contributing Employee Ownership Plan, effective January 1, 1990 with amendments--Exhibit 10(m) to Olin's Form 10-K for 1994.*
          (n) Form of arrangement to credit 100 shares of Olin Common Stock to certain Directors in each year from 1985 through 1994--Exhibit
              10(n) to Olin's Form 10-K for 1994.*
          (o) Olin Corporation Key Executive Life Insurance Program--Exhibit
              10(b) to Olin's Form 10-Q for Quarter ended March 31, 1986.*
          (p) Form of Olin Corporation Endorsement Split Dollar Agreement
              (effective January 1, 1993)--Exhibit 10(s) to Olin's Form 10-K for 1992.*
          (q) Form of executive agreement between Olin and certain executive officers--Exhibit 10(q) to Olin's Form 10-K for 1994.*
          (r) Form of special severance agreement provided to certain employees to become operative upon a "change in control event"--Exhibit
              10(r) to Olin's Form 10-K for 1994.*
          (s) Retirement Plan for Non-Employee Directors of Olin Corporation, as amended through December 12, 1991--Exhibit 10(u) to Olin's
              Form 10-K for 1991.*
          (t) Change in Control elections regarding both the Directors' deferral plan and the arrangement to credit 100 shares of Olin
              Common Stock to certain Directors--Exhibit 10(z) to Olin's Form
              10-K for 1989.*
          (u) Olin 1991 Long Term Incentive Plan, as amended through February
              23, 1995--Exhibit 10(u) to Olin's Form 10-K for 1994.*
          (v) Description of 1991 Performance Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan--Exhibit 10(w) to Olin's Form
              10-K for 1991.*

--------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

          (w) Description of 1992 Performance Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan--Exhibit 10(z) to Olin's Form
              10-K for 1992.*
          (x) Description of Performance Share Awards granted under the Olin
              1991 Long Term Incentive Plan--Exhibit 10 to Olin's Form 10-Q for the quarter ended June 30, 1993.*
          (y) Board Resolution adopted April 25, 1991 regarding payment of deferred amounts--Exhibit 10(y) to Olin's Form 10-K for 1991.*
          (z) Olin Corporation 1994 Stock Plan for Non-employee Directors--
              Exhibit 10(a) to Olin's Form 10-Q for Quarter ended March 31,
              1994.*
         (aa) Olin Senior Management Incentive Compensation Plan as amended
              April 27, 1995--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended March 31, 1995.*
         (bb) Description of Restricted Stock Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan.
         (cc) Form of EVA Incentive Plan.
        11.   Computation of Per Share Earnings.
       12(a)  Computation of Ratio of Earnings to Fixed Charges (unaudited).
       12(b)  Computation of Ratio of Earnings to Combined Fixed Charges and
              Preferred Stock Dividends (unaudited).
        13.   Excerpts from the 1995 Annual Report to Shareholders.
        21.   List of Subsidiaries.
        23.   Consent of KPMG Peat Marwick LLP dated March 8, 1996.
        27.   Financial Data Schedule.

    (b) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1995.


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

                                          Olin Corporation

Date: March 8, 1996                          /s/    Donald W. Griffin
                                          By...................................
                                                     DONALD W. GRIFFIN
                                                       PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

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

                 SIGNATURE                                     TITLE
                 ---------                                     -----
/s/
          John W. Johnstone, Jr.
 .....................................
          JOHN W. JOHNSTONE, JR.            Chairman of the Board of Directors
/s/
             William J. Alley
 .....................................
             WILLIAM J. ALLEY               Director
/s/
            Robert R. Frederick
 .....................................
            ROBERT R. FREDERICK             Director
/s/
             Donald W. Griffin
 .....................................
             DONALD W. GRIFFIN              President and Chief Executive Officer and
                                             Director (Principal Executive Officer)
/s/
            William W. Higgins
 .....................................
            WILLIAM W. HIGGINS              Director
/s/
            Suzanne Denbo Jaffe
 .....................................
            SUZANNE DENBO JAFFE             Director
 .....................................
              JACK D. KUEHLER               Director
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
/s/
             John P. Schaefer
 .....................................
             JOHN P. SCHAEFER               Director
/s/
               Irving Shain
 .....................................
               IRVING SHAIN                 Director
/s/
             Robert A. Beyerl
 .....................................
             ROBERT A. BEYERL               Vice President and Controller
                                             (Principal Accounting Officer)
/s/
            Anthony W. Ruggiero
 .....................................
            ANTHONY W. RUGGIERO             Senior Vice President and Chief Financial
                                             Officer (Principal Financial Officer)

Date: March 8, 1996

                           PRINTED ON RECYCLED PAPER

[Logo of Recycled Paper appears here]