Form 10-Q
period 1996-03-31
OLIN CORP
filed 1996-05-13
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                                --------------
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----

Commission file number  1-1070
                        ------

                                Olin Corporation
                                ----------------
             (Exact name of registrant as specified in its charter)

                     Virginia                               13-1872319
                     --------                               ----------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification No.)

            501 Merritt 7, Norwalk, CT                        06856
            --------------------------                        -----
     (Address of principal executive offices)               (Zip Code)

                                 (203) 750-3000
                                 --------------
              (Registrant's telephone number, including area code)

                    -----------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
      -----         -----

As of April 30, 1996 there were outstanding 24,893,459 shares of the registrant's common stock.

                       Part I - Financial Information

Item 1.  Financial Statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                Condensed Balance Sheets
                                      (In millions)

                                                      March 31,  December 31,
                                                         1996        1995
                                                      ---------  ------------
ASSETS
- ------
Cash                                                   $    5.5    $    7.5
Accounts receivable, net                                  591.6       554.9
Inventories                                               428.6       409.7
Other current assets                                       78.4        79.7
                                                        -------     -------
  Total current assets                                  1,104.1     1,051.8
Investments and advances                                   78.8        79.8
Property, plant and equipment
  (less accumulated depreciation
  of $1,723.4 and $1,706.8)                               932.4       955.7
Goodwill                                                  119.3       120.6
Other assets                                               73.5        63.9
                                                        -------     -------
Total assets                                           $2,308.1    $2,271.8
                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Short-term borrowings and current
  installments of long-term debt                       $  160.5    $  122.1
Accounts payable                                          270.4       352.1
Other current liabilities                                 329.8       281.2
                                                        -------     -------
  Total current liabilities                               760.7       755.4
Long-term senior debt                                     286.3       286.2
Long-term subordinated debt                               125.0       125.0
Other liabilities                                         261.1       263.9
Shareholders' equity:
  Preferred stock, par value $1 per share:
      Authorized 10.0 shares.
     ESOP Preferred Stock
      Issued 1.0 shares                                    75.7        77.3
  Guaranteed ESOP obligations                             (22.0)      (22.0)
  Common stock, par value $1 per share:
     Authorized 60.0 shares.
      Issued 24.9 shares (24.7 in 1995)                    24.9        24.7
  Additional paid-in capital                              429.6       422.5
  Cumulative translation adjustment                        (4.9)       (4.3)
  Retained earnings                                       371.7       343.1
                                                        -------     -------
  Total shareholders' equity                              875.0       841.3
                                                        -------     -------
Total liabilities and
 shareholders' equity                                  $2,308.1    $2,271.8
                                                       ========    ========

- --------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

               OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Condensed Statements of Income
                    (In millions, except per share amounts)

                                                         Three Months
                                                        Ended March 31,
                                                        ---------------
                                                        1996        1995
                                                      -------     -------

Sales                                                  $789.4      $766.1
Operating expenses:
  Cost of goods sold                                    608.8       613.0
  Selling and administration                            100.6        79.4
  Research and development                               11.1         7.3
                                                       ------      ------

    Operating income                                     68.9        66.4

Interest expense                                         10.2        10.3
Interest and other income                                11.1         3.4
                                                       ------      ------
  Income before taxes                                    69.8        59.5
Income taxes                                             24.8        21.1
                                                       ------      ------
  Net income                                             45.0        38.4
Preferred dividends                                       1.5         1.6
                                                       ------      ------
Net income available to
  common shareholders                                  $ 43.5      $ 36.8
                                                       ======      ======

Per share of common stock:
  Primary                                               $1.75       $1.52
  Fully diluted                                         $1.70       $1.46

  Dividends                                             $0.60       $0.60
                                                        =====       =====

Average common shares and
common equivalents outstanding                           24.8        24.3
                                                         ====        ====

- ----------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.


              OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Condensed Statements of Cash Flows
                               (In millions)


                                                          Three Months
                                                         Ended March 31,
                                                         ---------------
                                                         1996       1995
                                                         ----       ----
Operating activities
- --------------------
Net income                                              $45.0      $38.4
Earnings of non-consolidated affiliates                  (2.3)      (1.0)
Depreciation and amortization                            38.4       34.8
Deferred taxes                                            2.4        4.4
Changes in assets and liabilities
 net of sale of business:
   Receivables                                          (39.6)     (90.2)
   Inventories                                          (21.5)     (19.5)
   Other current assets                                   1.3        0.9
   Current liabilities                                  (45.3)     (15.5)
   Noncurrent liabilities                                (0.5)       1.7
   Other operating activities                           (10.6)       0.4
                                                        -----      -----
  Net operating activities                              (32.7)     (45.6)
                                                        -----      -----
Investing activities
- --------------------
Capital expenditures                                    (22.2)     (36.8)
Disposition of property, plant and equipment             20.8         -
Proceeds from sale of business                            5.5         -
Other investments                                         0.5        0.2
Other investing activities                                -          0.6
                                                        -----      -----
  Net investing activities                                4.6      (36.0)
                                                        -----      -----
Financing activities
- --------------------
Long-term debt repayments                                  -        (0.1)
Short-term borrowings                                    38.4       97.2
Stock options exercised                                   4.0        0.1
Dividends paid                                          (16.4)     (17.1)
Other financing activities                                0.1       (0.1)
                                                        -----      -----

  Net financing activities                               26.1       80.0
                                                        -----      -----

  Net decrease in cash                                   (2.0)      (1.6)
Cash, beginning of period                                 7.5        7.0
                                                        -----      -----

Cash, end of period                                     $ 5.5      $ 5.4
                                                        =====      =====

- --------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

             OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the company, reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's Annual Report on Form 10-K for the year ended December 31, 1995.

2. Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. It is not practicable, therefore, to separate the inventory into its components (raw materials, work-in-process and finished products). Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the consolidated financial statements at March 31, 1996, reflect certain estimates relating to inventory quantities and costs at December 31, 1996.

3. An Employee Stock Ownership Plan (ESOP) was established in June 1989. The ESOP purchased from the company approximately 1.3 million shares ($100 million) of a newly authorized 1.75 million share series of the company's ESOP preferred stock, financed by $60 million of notes guaranteed by the company (of which $22 million is outstanding at March 31, 1996), and $40 million of borrowings from the company.

     At March 31, 1996, there were approximately 1.0 million shares of ESOP preferred stock outstanding at a value of $88.75 per share. The quarterly fixed dividend rate is $1.4925 per share. The ESOP preferred stock is convertible by the ESOP Trustee into the company's common stock on a one-for-one basis, subject to anti-dilutive adjustments, and may be redeemed at the option of the company, or at the option of the plan under certain circumstances (including upon payment of withdrawing plan participant accounts or if required to meet the plan's debt payments). The company reserves the right to satisfy the redemption in cash, marketable obligations or common stock. The ESOP preferred stock is included in shareholders' equity because the company intends to redeem the outstanding ESOP preferred stock solely with shares of the company's common stock, and has the ability to do so.

4. Primary earnings per share are computed by dividing net income less the ESOP preferred dividend requirement by the weighted average number of common shares outstanding. Fully diluted earnings per share reflect the dilutive effect of stock options and assume the conversion of outstanding ESOP preferred stock into an equivalent number of common shares at the date of issuance. Net income was reduced by an additional ESOP contribution (differential between the common and the ESOP preferred dividend rates under an assumed conversion) necessary to satisfy the debt service requirement.

5. In January 1996, the company sold its corporate headquarters. This transaction generated a gain of approximately $7 million, which was reported in Interest and Other Income. In March 1996, the company sold its Electrostatics business. This transaction did not have a material impact on the company's results of operations.

6. Effective January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this standard did not have a material impact on the company's financial position and its operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
(in millions, except per share data)

CONSOLIDATED                         Three Months
                                    Ended March 31,
                                    ---------------
                                    1996       1995
                                    ----       ----
Sales                             $789.4     $766.1
Gross Margin                       180.6      153.1
Selling and Administration         100.6       79.4
Research and Development            11.1        7.3
Operating Income                    68.9       66.4
Net Income                          45.0       38.4
Net Income per Share
     Primary                        1.75       1.52
     Fully Diluted                  1.70       1.46

Sales increased 3% as higher selling prices and the inclusion of sales of the OCG acquisition more than offset the impact of lower volumes in the Defense and Ammunition segment and lower metal values and volumes in the Metals segment.

Gross margin percentage increased to 23% from 20%, as higher selling prices and an improved product mix more than offset increased raw material and manufacturing costs.

Selling and administration expenses as a percentage of sales increased from 10.4% to 12.7%. The increase was primarily attributable to charges to provide for claims and certain legal matters in the Defense and Ammunition segment, the inclusion of the OCG's operating expenses and additional advertising and promotional activities in pool products.

Research and development expenses increased as a result of the OCG acquisition.

During the quarter the company completed the sale of its corporate headquarters. The gain of approximately $7 million, which was reported in Interest and Other Income, was offset by charges to provide for claims and certain legal matters, mentioned above.


CHEMICALS                            Three Months
                                    Ended March 31,
                                    ---------------
                                    1996       1995
                                    ----       ----
Sales                             $414.5     $350.9
Operating Income                    61.9       31.9

Sales and operating income increased 18% and 94%, respectively, due primarily to higher demand and pricing for most products. Chlor-Alkali's improved performance was driven by higher sales volume and pricing for caustic.
Toluene diisocyanate (TDI) was the main contributor to urethanes' improved performance due to higher sales volumes and pricing and the absence of costs associated with a scheduled maintenance outage last year. Pool products results were favorably impacted by higher prices and an improved product mix which more than offset the impact of lower sales volumes due to the divestment of the chlorinated isocyanurates business and additional promotional activities. In the ethylene oxide and propylene oxide derivatives businesses, increased demand and pricing for most products along with lower raw material costs contributed to its favorable performance. Higher sales volumes contributed to the improved performance of the specialty urethanes coating business. Micro-electronic Materials sales and operating income increased substantially over the prior year. This improvement reflects the impact of the OCG acquisition and higher demand for electronic chemical products and services. In addition, sales of MQUAD[R], the company's proprietary electronic package, were substantially ahead of last year. In February 1996, Microelectronic Materials opened a new semiconductor chemicals manufacturing plant in Mesa, AZ. This $30 million state-of-the-art facility will expand the company's capacity by more than 50% for its existing high-purity semiconductor chemicals and its new lines of next-generation, parts-per-trillion chemicals.


METALS                               Three Months
                                    Ended March 31,
                                    ---------------
                                    1996       1995
                                    ----       ----
Sales                              $225.7    $239.6
Operating Income                     17.1      23.6

Sales and operating income decreased 6% and 28%, respectively. Sales decreased due to lower metal values and shipments as the industry returned to more normal demand levels for strip products after two years of record demand. In addition to the impact of lower demand for strip, operating income was also impacted by the lower demand for tubing and fabricated products. Year-to-year improvements were recorded by the Somers operation, which had strong CopperBond[R] foil and alloy shipments. At the Indianapolis plant, the modernization of the seamless copper alloy tube facility is expected to be on-stream in the second half of the year and should increase capacity and improve quality.


DEFENSE AND AMMUNITION                    Three Months
                                         Ended March 31,
                                         ---------------
                                         1996       1995
                                         ----       ----
Sales                                  $149.2      $175.6
Operating Income (Loss)                 (10.1)       10.9

Sales decreased 15% from 1995, principally attributable to lower sales of domestic sporting ammunition and medium caliber ammunition, and reduced commercial Ball Powder[R] shipments. The operating loss of $10.1 million resulted from the sales decrease and approximately $7 million of charges to provide for claims and certain legal matters. Winchester's financial performance was significantly behind 1995 levels due to higher raw material costs and lower sales as major customers have delayed purchases due to an industry-wide price increase. Ordnance operating results were behind last year due to lower shipments of commercial Ball Powder[R] propellant and certain medium caliber ammunition. Aerospace's financial performance improved primarily due to lower operating expenses.

Changes in the strategic direction of defense spending, the timing of defense procurements and specific defense program appropriation decisions may adversely affect the performance of the Defense and Ammunition segment and the company in future years, including its income, liquidity, capital resources and financial condition. The precise impact of these decisions will depend upon the timing and size of changes and decisions, and the company's ability to mitigate their impact with new business, business consolidations or cost reductions. In view of the continuing uncertainty regarding the size, content and priorities of the annual Department of Defense budget, the historical financial information of the Defense and Ammunition segment, and to a lesser extent, of the company, may not be indicative of future performance.


ENVIRONMENTAL

In the 1996 first quarter, the company spent approximately $6 million for investigatory and clean-up activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1996 is estimated to be $35 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods; $4 million was charged to income in 1996. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1995 and may be material to net income in 1996 and future years.

The company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $109 million and $111 million at March 31, 1996 and December 31, 1995, of which $74 million and $76 million was classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $85-$100 million over the next several years. While the company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and the financial capability of other potentially responsible parties and the company's ability to obtain contributions from other parties and the time periods (sometimes lengthy) over which site remediation occurs.
It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the company.


LITIGATION

There is a variety of legal proceedings pending or threatened against the company. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be decided unfavorably against the company. Certain of these matters are discussed in Item 3, Legal Proceedings of the 1995 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available on request from the company.


LIQUIDITY, INVESTMENT ACTIVITY and OTHER FINANCIAL DATA

Cash Flow Data                           Three Months
Provided by(used for)(in millions)      Ended March 31,
                                        ---------------
                                        1996       1995
                                        ----       ----
Net Operating Activities               $(32.7)   $(45.6)
Capital Expenditures                    (22.2)    (36.8)
Net Investing Activities                  4.6     (36.0)
Net Financing Activities                 26.1      80.0

Cash flow from operations, proceeds from the sales of assets and the use of credit facilities financed the company's seasonal working capital requirements, capital expenditures and dividends. At March 31, 1996, the company maintained committed credit facilities with banks of $351 million of which $257 million was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future. Cash flow from operations improved due to higher operating income and improved working capital management.

Capital spending of $22.2 million in 1996 was 40% lower than last year's comparable period as funds were spent in 1995 on the TDI plant maintenance turnaround. Total year capital spending, including environmental capital spending of $17 million, is estimated to decrease 10-20% from 1995 due to a planned reduction to control capital costs. Historically, the company has funded its environmental capital spending through cash flow from operations and expects to do so in the future. Proceeds from the sale of the corporate headquarters and the divestment of the Electrostatics business approximated $26 million.

At March 31, 1996, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership
Plan) was 38.9%, up from 38.2% at year-end 1995 and down from 40.8% at March 31, 1995. The increase from year-end 1995 is attributable to higher short-term borrowings to finance seasonal working capital requirements.


1996 OUTLOOK

Cautionary Statement under Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995: Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in
Item 7 of Olin's 1995 Form 10-K. The information contained in the "1996 Outlook" sections of such Item 7 is forward looking and involves risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those discussed in the "1996 Outlook" sections include but are not limited to: competitive pricing pressures, including Olin's ability to maintain recent chemical and Winchester price increases; higher than expected raw material and commodity costs; the supply/demand balance for the company's products, including the impact of excess industry capacity; any recession in the U.S. economy; failure to complete capital projects as scheduled; changes in scheduled maintenance at certain chemical plants; higher than expected legal expenses and cost overruns; and failure to achieve targeted cost reduction programs.

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  EXHIBITS

       3.  Bylaws, as amended, effective April 25, 1996.

   10(a). Retirement Plan for Non-Employee Directors of Olin Corporation (As Amended through April 25, 1996).

     (b). 1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries (Incorporated by reference to Exhibit A to Olin's Proxy Statement, dated March 12, 1996, relating to the 1996 Annual Meeting of Shareholders (SEC File No. 1-1070)).

      11.  Computation of Per Share Earnings (Unaudited).

   12(a).  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

   12(b). Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

      27.  Financial Data Schedule.

  (b)  REPORTS ON FORM 8-K

     Except for a Current Report on Form 8-K, dated February 21, 1996, with respect to Item 5 thereof which was filed on February 21, 1996, no reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         OLIN CORPORATION
                         (Registrant)

                         By:   A.W. Ruggiero
                             -----------------
                             A.W. Ruggiero
                             Senior Vice President and
                             Chief Financial Officer
                             (Authorized Officer)

Date:  May 13, 1996

                                  EXHIBIT INDEX

EXHIBIT
NO.     DESCRIPTION

3.      Bylaws, as amended, effective April 25, 1996.

10(a). Retirement Plan for Non-Employee Directors of Olin Corporation (As Amended through April 25, 1996).

  (b). 1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries (Incorporated by reference to Exhibit A to Olin's Proxy Statement, dated March 12, 1996, relating to the 1996 Annual Meeting of Shareholders (SEC File No. 1-1070)).

11.     Computation of Per Share Earnings (Unaudited).

12(a).  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

12(b). Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

27.     Financial Data Schedule.