Form 10-Q
period 1996-06-30
OLIN CORP
filed 1996-08-14
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                                -------------
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----

Commission file number  1-1070
                        ------

                                Olin Corporation
                                ----------------
             (Exact name of registrant as specified in its charter)

                     Virginia                               13-1872319
                     --------                               ----------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification No.)

            501 Merritt 7, Norwalk, CT                        06851
            --------------------------                        -----
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

As of July 31, 1996 there were outstanding 24,958,183 shares of the registrant's common stock.

                       Part I - Financial Information

Item 1.  Financial Statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                Condensed Balance Sheets
                                      (In millions)

                                                      June 30,   December 31,
                                                         1996        1995
                                                      ---------  ------------
ASSETS
Cash                                                  $    4.5   $    7.5
Accounts receivable, net                                 596.7      554.9
Inventories                                              427.9      409.7
Other current assets                                      81.5       79.7
                                                       -------    -------
  Total current assets                                 1,110.6    1,051.8
Investments and advances                                  84.2       79.8
Property, plant and equipment
 (less accumulated depreciation
  of $1,748.2 and $1,706.8)                              915.2      955.7
Goodwill                                                 117.8      120.6
Other assets                                              79.0       63.9
                                                       -------    -------

Total assets                                          $2,306.8   $2,271.8
                                                       =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings and current
  installments of long-term debt                      $  270.2   $  122.1
Accounts payable                                         243.9      352.1
Other current liabilities                                338.1      281.2
                                                       -------    -------
  Total current liabilities                              852.2      755.4
Long-term senior debt                                    277.1      286.2
Long-term subordinated debt                                 -       125.0
Other liabilities                                        252.5      263.9
                                                       -------    -------
  Total liabilities                                    1,381.8    1,430.5
                                                       -------    -------
Shareholders' equity:
  Preferred stock, par value $1 per share:
      Authorized 10.0 shares.
     ESOP Preferred Stock
      Issued 1.0 shares                                   73.9       77.3
  Guaranteed ESOP obligations                            (10.0)     (22.0)
  Common stock, par value $1 per share:
     Authorized 60.0 shares.
      Issued 24.9 shares (24.7 in 1995)                   24.9       24.7
  Additional paid-in capital                             434.1      422.5
  Cumulative translation adjustment                       (5.2)      (4.3)
  Retained earnings                                      407.3      343.1
                                                       -------    -------
  Total shareholders' equity                             925.0      841.3
                                                       -------    -------
Total liabilities and
 shareholders' equity                                 $2,306.8   $2,271.8
                                                       =======    =======

- --------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

               OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Condensed Statements of Income
                    (In millions, except per share amounts)

                                  Three Months        Six Months
                                  Ended June 30,      Ended June 30,
                                  --------------      --------------
                                  1996    1995       1996      1995
                                  ----    ----       ----      ----

Sales                             $824.0  $803.7     $1,613.4  $1,569.8
Operating expenses:
  Cost of goods sold               632.9   632.7      1,241.7   1,245.7
  Selling and administration        95.8    87.3        196.4     166.7
  Research and development          11.3     7.1         22.4      14.4
                                  ------  ------      -------   -------

    Operating income                84.0    76.6        152.9     143.0

Interest expense                    10.3    11.2         20.5      21.5
Interest and other income            6.5     2.3         17.6       5.7
                                  ------  ------      -------   -------
  Income before taxes               80.2    67.7        150.0     127.2
Income taxes                        28.5    24.1         53.3      45.2
                                  ------  ------      -------   -------
  Net income                        51.7    43.6         96.7      82.0
Preferred dividends                  1.4     1.6          2.9       3.2
                                  ------  ------      -------   -------
Net income available to
  common shareholders             $ 50.3  $ 42.0     $   93.8  $   78.8
                                    ====    ====         ====      ====

Per share of common stock:
  Primary                          $2.01   $1.74        $3.76     $3.26
  Fully diluted                    $1.95   $1.66        $3.65     $3.12

  Dividends                        $0.60   $0.60        $1.20     $1.20
                                    ====    ====         ====      ====

Average common shares outstanding   24.9    24.3         24.9      24.3
                                    ====    ====         ====      ====

- ----------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

              OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Condensed Statements of Cash Flows
                               (In millions)
                                                               Six Months
                                                             Ended June 30,
                                                             --------------
                                                             1996      1995
                                                             ----      ----
Operating activities
Net income                                                  $ 96.7   $  82.0
Earnings of non-consolidated affiliates                       (4.9)     (0.8)
Depreciation and amortization                                 73.7      69.6
Deferred taxes                                                (2.0)      8.9
Change in assets and liabilities net of sale of business:
  Receivables                                                (44.7)   (127.4)
  Inventories                                                (20.9)    (25.6)
  Other current assets                                        (1.8)      3.5
  Current liabilities other than borrowings                  (73.2)    (44.9)
  Noncurrent liabilities                                       2.6       7.5
  Other operating activities                                 (11.5)     (0.8)
                                                             ------    ------

  Net operating activities                                    14.0     (28.0)
                                                             ------    ------


Investing activities
Capital expenditures                                         (41.1)    (84.0)
Disposition of property, plant and equipment                  24.5        -
Proceeds from sale of business                                 5.5        -
Other investments                                             (4.7)      2.1
Other investing activities                                    (0.9)      3.9
                                                             ------    ------

  Net investing activities                                   (16.7)    (78.0)
                                                             ------    ------

Financing activities
Long-term debt:
  Borrowings                                                    -       50.0
  Repayments                                                 (18.2)     (8.0)
Short-term borrowings                                         32.1      91.7
Stock options exercised                                        6.3       0.7
Repayment from ESOP                                           12.0       1.0
Dividends paid                                               (32.7)    (33.3)
Other financing activities                                     0.2       0.6
                                                             ------    ------


  Net financing activities                                    (0.3)    102.7
                                                             ------    ------

  Net decrease in cash                                        (3.0)     (3.3)
Cash, beginning of period                                      7.5       7.0
                                                             ------    ------

Cash, end of period                                          $ 4.5     $ 3.7
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

2. Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. It is not practicable, therefore, to separate the inventory into its components (raw materials, work-in-process and finished products). Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the consolidated financial statements at June 30, 1996, reflect certain estimates relating to inventory quantities and costs at December 31, 1996.

3. An Employee Stock Ownership Plan (ESOP) was established in June 1989. The ESOP purchased from the company approximately 1.3 million shares ($100 million) of a newly authorized 1.75 million share series of the company's ESOP preferred stock, financed by $60 million of notes guaranteed by the company (of which $10 million is outstanding at June 30, 1996), and $40 million of borrowings from the company. In May 1996, the Board of Directors authorized the issuance from time to time of up to an additional 451,805 shares of ESOP Preferred Stock to satisfy employer matching contributions to the ESOP.

     At June 30, 1996, there were approximately 1.0 million shares of ESOP preferred stock outstanding at a value of $90.38 per share. The quarterly fixed dividend rate is $1.4925 per share. The ESOP preferred stock is convertible by the ESOP Trustee into the company's common stock on a one-for-one basis, subject to anti-dilutive adjustments, and may be redeemed at the option of the company, or at the option of the plan under certain circumstances (including upon payment of withdrawing plan participant accounts or if required to meet the plan's debt payments). The company reserves the right to satisfy the redemption in cash, marketable obligations or common stock. The ESOP preferred stock is included in shareholders' equity because the company intends to redeem the outstanding ESOP preferred stock solely with shares of the company's common stock, and has the ability to do so.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
- ---------------------
(in millions, except per share data)

CONSOLIDATED                  Three Months         Six Months
                              Ended June 30       Ended June 30
                              -------------       -------------
                             1996     1995       1996       1995
                             ----     ----       ----       ----
Sales                      $824.0   $803.7   $1,613.4   $1,569.8
Gross Margin                191.1    171.0      371.7      324.1
Selling and Administration   95.8     87.3      196.4      166.7
Research and Development     11.3      7.1       22.4       14.4
Operating Income             84.0     76.6      152.9      143.0
Net Income                   51.7     43.6       96.7       82.0
Net Income per Share
     Primary                 2.01     1.74       3.76       3.26
     Fully Diluted           1.95     1.66       3.65       3.12

Three Months Ended June 30, 1996 Compared to 1995
- -------------------------------------------------
Sales increased 3% as higher selling prices and the inclusion of sales of OCG, which was acquired in the third quarter of 1995, more than offset the impact of lower volumes in the Defense and Ammunition segment and lower metal values and volumes in the Metals segment.

Gross margin percentage increased to 23% from 21%, as higher selling prices and an improved product mix more than offset increased manufacturing and distribution costs.

Selling and administration expenses as a percentage of sales increased from 10.9% to 11.6%. The increase was primarily attributable to the inclusion of OCG's operating expenses, additional advertising and promotional efforts to increase dealer/consumer demand for sporting ammunition and higher costs related to incentive compensation programs.

Research and development expenses increased as a result of inclusion of OCG's research and development expenses.

Interest and other income increased primarily due to the favorable performance of the nonconsolidated affiliates and a gain on the sale of certain investment securities.

Six Months Ended June 30, 1996 Compared to 1995
- ------------------------------------------------
Sales increased 3% as higher selling prices and the inclusion of sales of OCG more than offset the impact of lower volumes in the Defense and Ammunition segment and lower metal values and volumes in the Metals segment.

Gross margin percentage increased to 23% from 21%, as higher selling prices and an improved product mix more than offset increased raw material and manufacturing costs.

Selling and administration expenses as a percentage of sales increased from 10.6% to 12.2%. The increase was primarily attributable to the inclusion of OCG's operating expenses, charges to provide for claims and certain legal matters in the Defense and Ammunition segment, and additional advertising and promotional efforts directed towards sporting ammunition and pool products.

Research and development expenses increased as a result of inclusion of OCG's research and development expenses.

In the first quarter, the company completed the sale of its corporate headquarters. The gain of approximately $7 million, which was reported in Interest and Other Income, was offset by charges to provide for claims and certain legal matters, mentioned above.

CHEMICALS                      Three Months       Six Months
                              Ended June 30    Ended June 30
                              ------------     -------------
                             1996     1995     1996     1995
                             ----     ----     ----     ----
Sales                      $439.9   $397.8   $854.4   $748.7
Operating Income             66.9     54.0    128.8     85.9

Three Months Ended June 30, 1996 Compared to 1995
- -------------------------------------------------
Sales and operating income increased 11% and 24%, respectively. Higher pricing in several product lines was the most significant factor in the financial improvement. Urethanes and ethylene oxide/propylene oxide (EO/PO) derivative products were the major contributors to the segment's performance. Urethanes' improved performance was driven by higher pricing and increased volumes (principally in the international markets) for toluene diisocyanate (TDI). In EO/PO derivative products, lower raw material costs was the dominant factor in its improvement. Higher prices more than offset the impact of lower volumes due to the lack of product availability and contributed to pool products' increased profits. Microelectronic Materials sales and operating income increased substantially due to the inclusion of OCG's operating results and higher demand for electronic chemical products and services and more than offset higher manufacturing costs, delays in the start-up of the new semiconductor chemicals manufacturing plant in Mesa, AZ, which is expected to be fully operational in September, 1996, and development costs associated with a new semiconductor package.

Six Months Ended June 30, 1996 Compared to 1995
- -----------------------------------------------
Sales and operating income increased 14% and 50%, respectively. Higher pricing in several product lines was the most significant factor in the financial improvement. Urethanes and EO/PO (ethylene oxide/propylene oxide) derivative products were the major contributors to the segment's performance. Urethanes' improved performance was driven by higher pricing and increased volumes (principally in the international markets) for TDI. This favorable price and volume impact was offset in part by higher raw material costs and other product-related costs. Higher sales volumes contributed to the improved performance of the specialty urethane coatings business. Lower raw material costs and higher volumes and prices contributed to EO/PO derivative products' favorable performance. Pool products' operating results were favorably impacted by higher prices and an improved product mix and more than offset the impact from lower volumes due to the lack of product availability. Based on strong projected worldwide demand for HTH[R] calcium hypochlorite, capacity additions are under way and are expected to increase capacity by 20% within the next 18 months. For the 1996 year, sales volumes of pool products are expected to be comparable to 1995 levels. Chlor-Alkali's sales were slightly behind last year due to lower volumes for chlorine and caustic. Although volumes declined slightly, demand for chlorine had been strong, while demand for caustic began to weaken in June. Lower utility costs and operating expenses were the major contributors to Chlor-Alkali's profit improvement.

Microelectronic Materials sales and operating income increased substantially over the prior year. The inclusion of OCG's operating results and higher demand for electronic chemical products and services more than offset the higher manufacturing costs, delays in the start-up of the new Mesa, AZ facility and higher development costs. In addition, sales of MQUAD[R], the company's proprietary electronic package, surpassed 1995 levels.

METALS                        Three Months       Six Months
                              Ended June 30    Ended June 30
                              -------------    -------------
                             1996     1995     1996     1995
                             ----     ----     ----     ----
Sales                      $204.6   $219.9   $430.3   $459.5
Operating Income             16.5     17.3     33.6     40.9

Three Months Ended June 30, 1996 Compared to 1995
- -------------------------------------------------
Sales and operating income decreased 7% and 5%, respectively. Sales declined due to lower metal values and lower demand for strip products. Operating income was adversely impacted by the weaker demand from customers who manufacture electronic and ammunition products and from electric utilities for heat exchanger tubing.

Six Months Ended June 30, 1996 Compared to 1995
- -----------------------------------------------
Sales and operating income decreased 6% and 18%, respectively. Sales decreased due to lower metal values and lower demand for strip products. Shipments of strip were lower as the industry returns to more normal demand levels after two consecutive years of record domestic consumption. In addition to the reduced strip business, operating income was adversely impacted by the lower levels of utility business and weaker demand for ammunition products. Improvements were recorded by the Somers operation, which had strong CopperBond[R] flexible-circuit foil shipments. At the Indianapolis plant, work continued on the modernization of the seamless copper alloy tube facility. This project, scheduled for start-up at the end of the third quarter, is expected to increase capacity and improve product quality.

DEFENSE AND AMMUNITION       Three Months         Six Months
                             Ended June 30      Ended June 30
                             -------------      -------------
                             1996     1995      1996     1995
                             ----     ----      ----     ----
Sales                      $179.5   $186.0    $328.7   $361.6
Operating Income (Loss)       0.6      5.3      (9.5)    16.2

Three Months Ended June 30, 1996 Compared to 1995
- -------------------------------------------------
Sales declined 3%, primarily attributable to the reduced level of sporting ammunition business. The decrease in operating income during the quarter resulted from the sales decline, an unfavorable product mix and higher manufacturing costs associated with production problems for certain medium caliber ammunition programs. Winchester's financial performance was significantly behind due to lower demand for domestic sporting ammunition. In Ordnance, higher tank ammunition sales more than offset lower Ball Powder[R] propellant sales. Operating income decreased due to unfavorable product mix and costs associated with production problems on two medium caliber ammunition programs.

Six Months Ended June 30, 1996 Compared to 1995
- -----------------------------------------------
Sales declined 9%, principally attributable to lower sales of domestic sporting ammunition and medium caliber ammunition, reduced Ball Powder[R] shipments and the completion in 1995 of two Aerospace programs. In addition, approximately $7 million of charges were provided for claims and certain legal matters. Winchester's financial performance was significantly behind 1995 levels due to lower demand for domestic sporting ammunition along with higher raw material costs. Distributor order flow continued to be slow due to the resistance to an industry-wide price increase and reduced incentives for an early-buy program. For the 1996 year, Winchester's commercial ammunition sales and profits are expected to be below 1995 levels. In Ordnance, operating income was below last year due to lower Ball Powder[R] propellant sales and reduced medium caliber ammunition shipments, resulting from production problems and lower procurement levels. For the 1996 year, Ordnance's operating profits are expected to be comparable to 1995 due to an unfavorable change in its product mix and higher than anticipated operating expenses. Aerospace's sales decreased from last year as a result of the completion of two major production programs, while the improvement in operating income was primarily due to lower costs on certain development programs.

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


ENVIRONMENTAL
- -------------
In the first six months of 1996, the company spent approximately $12 million for investigatory and clean-up activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1996 is estimated to be $40 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods; $8 million was charged to income to date in 1996. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1995 and may be material to operating results in 1996 and future years.

The company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $107 million and $111 million at June 30, 1996 and December 31, 1995, of which $67 million and $76 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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


LITIGATION
- ----------
There is a variety of legal proceedings pending or threatened against the company. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be decided unfavorably against the company. Certain of these matters are discussed in Item 3, Legal Proceedings of the 1995 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available on request from the company.


LIQUIDITY, INVESTMENT ACTIVITY and OTHER FINANCIAL DATA
- -------------------------------------------------------

Cash Flow Data                              Six Months
Provided by(used for)(in millions)        Ended June 30,
                                          --------------
                                         1996       1995
                                         ----       ----
Net Operating Activities                $ 14.0     $(28.0)
Capital Expenditures                     (41.1)     (84.0)
Net Investing Activities                 (16.7)     (78.0)
Net Financing Activities                  (0.3)     102.7

Cash flow from operations, proceeds from the sales of assets and the use of credit facilities financed the company's seasonal working capital requirements, capital expenditures and dividends. At June 30, 1996, the company maintained committed credit facilities with banks of $308 million of which $219 million was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future. Cash flow from operations improved due to higher operating income and improved working capital management.

Capital spending of $41.1 million in 1996 was 51% lower than 1995. Funds were spent in 1995 to provide additional capacity and improve product quality for selected product lines, and on a chemical plant maintenance turnaround. Total year capital spending, including environmental capital spending of $17 million, is estimated to decrease 10-20% from 1995 due to a planned reduction to control capital costs. Also contributing to this lower level of spending was the completion of two significant projects in 1995. Historically, the company has funded its environmental capital spending through cash flow from operations and expects to do so in the future.

Proceeds from the sale of assets including the corporate headquarters and the divestment of the Electrostatics business approximated $30 million.

At June 30, 1996, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership Plan) was 36.9%, down from 38.2% at year-end 1995 and 41.5% at June 30, 1995.


1996 OUTLOOK
- ------------
Cautionary Statement under Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995: All statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section that do not reflect historical information are forward-looking statements. These statements involve risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those discussed in the "1996 Outlook" sections of Item 7 of Olin's 1995 Form 10-K and herein include but are not limited to: competitive pricing pressures, including Olin's ability to maintain chemical and Winchester price increases; higher-than-expected raw material and commodity costs; the supply/demand balance for the company's products, including the impact of excess industry capacity; any recession in the U.S. economy; failure to complete capital projects as scheduled; changes in scheduled maintenance at certain chemical plants; higher-than-expected legal expenses and cost overruns; and failure to achieve targeted cost reduction programs.

Previously the company announced that it is studying the spin-off to its shareholders of its Ordnance and Aerospace businesses as a free-standing company.

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on April 25, 1996.
Of the 25,842,283 shares of Common Stock and ESOP Preferred Stock entitled to vote at such meeting, 22,287,543 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors William J. Alley, Donald W. Griffin, H. William Lichtenberger and
G. Jackson Ratcliffe, Jr. as Class II Directors with terms expiring in 1999. Votes cast for and votes withheld in the election of Directors were as follows:

                                        Votes For   Votes Withheld
                                        ---------   --------------

      William J. Alley                  21,819,877     467,666
      Donald W. Griffin                 21,973,849     313,694
      H. William Lichtenberger          21,958,218     329,325
      G. Jackson Ratcliffe, Jr.         21,956,185     331,358

There were no abstentions or broker non-votes.

The shareholders also voted on and approved the 1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries. Voting for the resolution approving the plan were 17,261,261 shares, 3,271,441 shares were voted against and 351,735 shares abstained from voting. There were 1,403,106 broker non-votes.

The shareholders also ratified the appointment of KPMG Peat Marwick as independent auditors for 1996. Voting for the resolution ratifying the appointment were 22,092,550 shares, 101,265 shares were voted against and 93,728 shares abstained from voting. There were no broker non-votes.

The shareholders also voted on and defeated a shareholder proposal recommending that all future nonemployee directors not be granted pension benefits and current nonemployee directors voluntarily relinquish their pension benefits. Voting for this resolution were 7,940,877 shares, 12,334,806 shares were voted against and 608,755 shares abstained from There were 1,403,105 broker non-votes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  EXHIBITS

      11.  Computation of Per Share Earnings (Unaudited).

   12(a).  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

   12(b). Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

      27.  Financial Data Schedule.

  (b)  REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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

                         OLIN CORPORATION
                         (Registrant)

                         By:   A.W. Ruggiero
                             -----------------
                             A.W. Ruggiero
                             Senior Vice President and
                             Chief Financial Officer
                             (Authorized Officer)

Date:  August 13, 1996

                                  EXHIBIT INDEX

EXHIBIT
NO.     DESCRIPTION

   11.  Computation of Per Share Earnings (Unaudited).

12(a).  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

12(b). Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

   27.  Financial Data Schedule.