Form 10-Q
period 1996-09-30
OLIN CORP
filed 1996-11-14
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                                ------------------
                                       OR

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

As of October 31, 1996 there were outstanding 49,963,728 shares of the registrant's common stock.

                       Part I - Financial Information

Item 1.  Financial Statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                Condensed Balance Sheets
                                      (In millions)

                                                 September 30,   December 31,
                                                     1996            1995
                                                -------------   ------------
ASSETS
Cash                                             $    5.3        $    7.5
Accounts receivable, net                            542.4           554.9
Inventories                                         412.1           409.7
Other current assets                                 87.1            79.7
                                                  -------         -------
  Total current assets                            1,046.9         1,051.8
Investments and advances                             91.3            79.8
Property, plant and equipment
  (less accumulated depreciation
  of $1,721.7 and $1,706.8)                         899.2           955.7
Goodwill                                            116.4           120.6
Other assets                                         74.8            63.9
                                                  -------         -------

Total assets                                     $2,228.6        $2,271.8
                                                  =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings and current
  installments of long-term debt                 $  207.0        $  122.1
Accounts payable                                    217.9           352.1
Other current liabilities                           325.4           281.2
                                                  -------         -------
  Total current liabilities                         750.3           755.4
Long-term senior debt                               276.3           286.2
Long-term subordinated debt                            -            125.0
Deferred income taxes                                 3.6             -
Other liabilities                                   248.1           263.9
                                                  -------         -------
  Total liabilities                               1,278.3         1,430.5
                                                  -------         -------

Shareholders' equity:
  Preferred stock, par value $1 per share:
      Authorized 10.0 shares.
     ESOP Preferred Stock
      Issued 1.0 shares                              77.2            77.3
  Guaranteed ESOP obligations                       (10.0)          (22.0)
  Common stock, par value $1 per share:
  Authorized 60.0 shares.
      Issued 50.0 shares (49.4 in 1995)              50.0            49.4
  Additional paid-in capital                        410.9           397.8
  Cumulative translation adjustment                  (6.3)           (4.3)
  Retained earnings                                 428.5           343.1
                                                  -------         -------
  Total shareholders' equity                        950.3           841.3
                                                  -------         -------
Total liabilities and
 shareholders' equity                            $2,228.6        $2,271.8
                                                  =======         =======

--------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

               OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Condensed Statements of Income
                    (In millions, except per share amounts)

                                  Three Months Ended  Nine Months Ended
                                  September 30,       September 30,
                                  ------------------  -----------------
                                  1996    1995        1996      1995
                                  ----    ----        ----      ----

Sales                             $748.6  $796.4      $2,362.0  $2,366.2
Operating expenses:
  Cost of goods sold               580.6   643.9       1,822.3   1,889.6
  Selling and administration        92.7    84.3         289.1     251.0
  Research and development          11.1    12.1          33.5      26.5
                                  ------  ------       -------   -------

    Operating income                64.2    56.1         217.1     199.1

Interest expense                     9.3    11.4          29.8      32.9
Interest and other income            3.6     3.5          21.2       9.2
                                  ------  ------       -------   -------
  Income before taxes               58.5    48.2         208.5     175.4
Income taxes                        20.7    17.1          74.0      62.3
                                  ------  ------       -------   -------
  Net income                        37.8    31.1         134.5     113.1
Preferred dividends                  1.5     1.6           4.4       4.8
                                  ------  ------       -------   -------
Net income available to
  common shareholders             $ 36.3  $ 29.5      $  130.1  $  108.3
                                    ====    ====         =====     =====

Per share of common stock:
  Primary                          $0.72   $0.61         $2.60     $2.24
  Fully diluted                    $0.70   $0.60         $2.53     $2.16

  Dividends                        $0.30   $0.30         $0.90     $0.90
                                    ====    ====          ====      ====

Average common shares outstanding   49.8    49.0          49.8      48.8
                                    ====    ====          ====      ====

----------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

              OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    Condensed Statements of Cash Flows
                               (In millions)
                                                                 Nine Months
                                                             Ended September 30,
                                                             ------------------
                                                             1996      1995
                                                             ----      ----
Operating activities
Net income                                                  $134.5   $ 113.1
Earnings of non-consolidated affiliates                       (6.9)     (2.4)
Depreciation and amortization                                111.1     105.0
Deferred taxes                                                 5.3       7.5
Change in assets and liabilities net of
 purchase and sale of businesses:
  Receivables                                                  9.5    (129.4)
  Inventories                                                 (5.1)     12.7
  Other current assets                                        (7.5)      1.1
  Current liabilities other than borrowings                 (106.4)    (41.6)
  Noncurrent liabilities                                       6.4       7.8
  Other operating activities                                  (7.5)     (7.6)
                                                             ------    ------

  Net operating activities                                   133.4      66.2
                                                             ------    ------


Investing activities
Capital expenditures                                         (74.9)   (132.7)
Disposition of property, plant and equipment                  29.6       3.6
Proceeds from sale of business                                 5.5        -
Business acquired in purchase transaction                       -      (65.0)
Other investments                                            (13.1)     (1.3)
Other investing activities                                    (2.0)      0.6
                                                             ------    ------

  Net investing activities                                   (54.9)   (194.8)
                                                             ------   -------

Financing activities
Long-term debt:
  Borrowings                                                    -       50.0
  Repayments                                                 (58.8)     (8.0)
Short-term borrowings                                          8.7     121.9
Stock options exercised                                        6.3      10.3
Repayment from ESOP                                           12.0       1.0
Dividends paid                                               (49.2)    (49.5)
Other financing activities                                     0.3       0.7
                                                             ------    ------


  Net financing activities                                   (80.7)    126.4
                                                             ------    ------

  Net decrease in cash                                        (2.2)     (2.2)
Cash, beginning of period                                      7.5       7.8
                                                             ------    ------

Cash, end of period                                          $ 5.3     $ 5.6
                                                             =====     =====

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

2. Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. It is not practicable, therefore, to separate the inventory into its components (raw materials, work-in-process and finished products). Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the consolidated financial statements at September 30, 1996, reflect certain estimates relating to inventory quantities and costs at December 31, 1996.

3. An Employee Stock Ownership Plan (ESOP) was established in June 1989. The ESOP purchased from the company approximately 1.3 million shares ($100 million) of a newly authorized 1.75 million share series of the company's ESOP preferred stock, financed by $60 million of notes guaranteed by the company (of which $10 million is outstanding at September 30, 1996), and $40 million of borrowings from the company. In May 1996, the Board of Directors authorized the issuance from time to time of up to an additional 451,805 shares of ESOP Preferred Stock to satisfy the company contribution to the Contributing Employee Ownership Plan.

   At September 30, 1996, there were approximately 1.0 million shares of ESOP preferred stock outstanding at a value of $86.75 per share. The quarterly fixed dividend rate is $1.4925 per share. The ESOP preferred stock is convertible by the ESOP Trustee into the company's common stock on a conversion ratio of two shares of common stock for one share of preferred stock, subject to anti-dilutive adjustments, and may be redeemed at the option of the company, or at the option of the plan under certain circumstances (including upon payment of withdrawing plan participant accounts or if required to meet the plan's debt payments). The company reserves the right to satisfy the redemption in cash, marketable obligations or common stock. The ESOP preferred stock is included in shareholders' equity because the company intends to redeem the outstanding ESOP preferred stock solely with shares of the company's common stock, and has the ability to do so.

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

7. With respect to the governmental investigation regarding U.S. Government contract performance at the Ordnance Division's Marion, Illinois facility as described in paragraph (c) of Item 3 of the company's Annual Report on Form 10-K for the year ended 1995, the following additional information is provided: After discussions with the U.S. Attorney's Office regarding the investigation of the performance of the contracts in question, the company and the U.S. Attorney entered into an agreement to settle this matter on September 11, 1996. Under the agreement, the U.S. Government agreed not to pursue any criminal or civil claims against the company or its subsidiaries in connection with these government contracts. The company has, without admitting to any wrongdoing or liability, settled this matter with the U.S. Government for $8 million.

8. On October 10, 1996 the company announced a series of strategic initiatives. These initiatives include:

   * The company will spin off its Ordnance and Aerospace divisions to shareholders as an independent company, Primex Technologies, Inc. The transaction, which has been approved by the company's Board of Directors, is still subject to various approvals and is expected to be completed around the end of 1996. The Ordnance and Aerospace divisions together had total sales for the nine months ended September 30, 1996 and twelve months ended December 31, 1995 of approximately $330 million and $510 million, respectively;

   * The company will sell its isocyanates (TDI and ADI) businesses at Lake Charles, LA, to ARCO Chemical Company for $565 million in cash. The transaction, which has been approved by the Board of Directors of both companies, is subject to regulatory approval and is expected to close at the end of 1996 or early 1997. The isocyanates businesses at Lake Charles had total sales for the nine months ended September 30, 1996 and twelve months ended December 31, 1995 of approximately $230 million and $260 million, respectively;

    * The company will seek a buyer for its polyol, glycol and surfactants businesses at its Doe Run facility at Brandenburg, KY. This transaction is expected to be completed by the end of 1997. The polyol, glycol and surfactants businesses at Doe Run had total sales for the nine months ended September 30, 1996 and twelve months ended December 31, 1995 of approximately $175 million and $185 million, respectively;

    * The company will use a portion of the proceeds from these divestitures to repurchase up to 10 percent of its outstanding common stock. Shares are expected to be purchased from time to time in the open market, as market conditions warrant;

    * The Board of Directors approved a two-for-one split of the company's common stock, effective October 31, 1996 for all shareholders of record on October 21, 1996. For all periods presented, earnings per share data and the number of common shares outstanding have been restated to reflect the stock split. Also, shareholders' equity has been restated to give retroactive recognition to the stock split by reclassifying from additional paid-in capital to common stock the par value of the additional shares as a result of the stock split.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -------------------------------------------------

RESULTS OF OPERATIONS
---------------------
(in millions, except per share data)

CONSOLIDATED                        Three Months          Nine Months
                                 Ended September 30   Ended September 30
                                 ------------------   ------------------
                                  1996      1995       1996        1995
                                  ----      ----       ----        ----
Sales                            $748.6    $796.4    $2,362.0   $2,366.2
Gross Margin                      168.0     152.5       539.7      476.6
Selling and Administration         92.7      84.3       289.1      251.0
Research and Development           11.1      12.1        33.5       26.5
Operating Income                   64.2      56.1       217.1      199.1
Net Income                         37.8      31.1       134.5      113.1
Net Income per Share
      Primary                      0.72      0.61        2.60       2.24
      Fully Diluted                0.70      0.60        2.53       2.16

Note: Net income per share amounts have been restated to give effect to the two-for-one common stock split, effective October 31, 1996.

Three Months Ended September 30, 1996 Compared to 1995
-----------------------------------------------------

Sales decreased 6% due to a 4% decrease in volumes and a 3% decrease in metal values, which more than offset a 1% increase in selling prices.

Gross margin percentage increased to 22% from 19% due to higher selling prices, lower raw material costs and an improved product mix.

Selling and administration expenses as a percentage of sales increased to 12.4% from 10.6%. The increase was attributable to lower sales, an additional charge of $3 million for the settlement of a claim in the Defense and Ammunition segment, higher costs related to incentive compensation programs and additional advertising and promotional efforts to increase dealer/consumer demand for sporting ammunition.

Research and development expenses decreased due to the sale of the Electrostatics business in the first quarter of 1996.

Interest expense decreased due to lower average short-term borrowings during the 1996 quarter.


Nine Months Ended September 30, 1996 Compared to 1995
-----------------------------------------------------

Sales were comparable to last year's period as a 4% decrease in volumes and a 2% decrease in metal values were offset by a 3% increase in selling prices and the inclusion of sales of OCG (acquired in third quarter of 1995).

Gross margin percentage increased to 23% from 20%, as higher selling prices and an improved product mix more than offset increased manufacturing and distribution costs.

Selling and administration expenses as a percentage of sales increased to 12.2% from 10.6%. The increase was attributable to the inclusion of OCG's operating expenses, approximately $11 million of charges to provide for claims and certain legal matters in the Defense and Ammunition segment, and additional advertising and promotional efforts directed towards sporting ammunition.

Research and development expenses increased as a result of inclusion of OCG's research and development expenses.

Interest expense decreased primarily due to lower average short-term borrowings during 1996.

Interest and other income increased primarily due to the favorable performance of the nonconsolidated affiliates and the gain on the sale of the company's corporate headquarters.

CHEMICALS                        Three Months            Nine Months
                              Ended September 30     Ended September 30
                              ------------------     ------------------
                               1996       1995        1996       1995
                               ----       ----        ----       ----
Sales                         $376.6     $392.3      $1,231.0   $1,141.0
Operating Income                51.0       38.9         179.8      124.8


Three Months Ended September 30, 1996 Compared to 1995
------------------------------------------------------

Sales decreased 4% while operating income increased 31%. The sales decrease was due primarily to lower volumes more than offsetting increased prices in several product lines. Higher pricing in several product lines along with lower raw material costs and reduced operating expenses were the most significant factors in the operating profit improvement. Urethanes' financial performance was enhanced by higher pricing (principally in the international markets) for toluene diisocyanate (TDI) and lower raw material costs. Operating income for EO/PO (ethylene oxide/propylene oxide) derivative products increased due to higher prices for glycols and polyols and lower raw material costs. Pool products' operating income increased due to higher prices and lower operating expenses. Chlor-Alkali's operating income benefited from increased volumes for chlorine and caustic and lower raw material and energy costs. Microelectronic Materials' operating income decreased substantially due primarily to lower volumes caused by the downturn in the semiconductor industry, start-up costs associated with the new semiconductor chemicals manufacturing plant in Mesa, AZ and development costs for a new semiconductor package.


Nine Months Ended September 30, 1996 Compared to 1995
-----------------------------------------------------

Sales and operating income increased 8% and 44%, respectively. The sales increase was due to the inclusion of sales of OCG and higher pricing which more than offset lower volumes. Higher pricing in several product lines was the most significant factor in the operating income improvement. Urethanes' improved performance was driven by higher pricing and increased volumes for TDI. Higher selling prices for glycols and polyols, lower raw material costs and reduced manufacturing and operating costs contributed to EO/PO derivative products' favorable performance. Pool products' operating results were favorably impacted by higher prices and more than offset the impact of lower volumes due to the lack of product availability. Capacity additions for HTH[R] calcium hypochlorite are under way and are expected to increase capacity by 20% by the end of next year. Higher sales volumes contributed to the improved financial performance of the specialty urethane coatings business. Higher caustic volumes and chlorine pricing, lower utility costs and operating expenses contributed to Chlor-Alkali's increased operating income. Microelectronic Materials' sales and operating income increased over the prior year due primarily to the inclusion of OCG's operating results for nine months in 1996 compared to three months in 1995. Although performance is ahead of last year, operating results were negatively impacted during the third quarter by the downturn in the semiconductor industry, higher manufacturing costs, delays in the start-up of the new Mesa, AZ facility and higher development costs for the new semiconductor package. For the balance of the 1996 year, Microelectronics Materials' operating income is expected to be substantially behind last year due to lower semiconductor industry demand. As a result, Microelectronics Materials' total year operating income is expected to be below 1995 level.


METALS                       Three Months            Nine Months
                         Ended September 30      Ended September 30
                         ------------------      ------------------
                          1996        1995        1996       1995
                          ----        ----        ----       ----
Sales                    $187.6      $201.2      $617.9     $660.7
Operating Income            9.3        10.9        42.9       51.8


Three Months Ended September 30, 1996 Compared to 1995
-----------------------------------------------------

Sales decreased 7% due to lower metal values and lower demand for strip products. Operating income decreased 15% from last year. Demand for the company's high performance alloys which are used by the electronics industry, and the specialty metals operation at Somers was below last year, primarily as a result of lower semiconductor industry demand. Demand for brass for ammunition cartridge cases was also behind last year due to lower industry-wide ammunition sales.


Nine Months Ended September 30, 1996 Compared to 1995
----------------------------------------------------

Sales and operating income decreased 7% and 17%, respectively. Sales decreased due to lower metal values and lower demand for strip products. In addition to the reduced strip business (primarily leadframe for the electronics industry), operating income was adversely impacted by the lower levels of utility business as well as weaker demand for ammunition products. The A.J. Oster Company's operating income improved as the markets they serve remained fairly strong. At the Indianapolis plant, work has been progressing on the installation of a new seamless tube mill. This new equipment, which will increase capacity and improve product quality, is scheduled to be in operation by year-end.


DEFENSE AND AMMUNITION       Three Months             Nine Months
                          Ended September 30        Ended September 30
                          ------------------        ------------------
                           1996       1995           1996       1995
                           ----       ----           ----       ----
Sales                     $184.4     $202.9         $513.1     $564.5
Operating Income (Loss)      3.9        6.3           (5.6)      22.5


Three Months Ended September 30, 1996 Compared to 1995
------------------------------------------------------

Sales and operating income decreased 9% and 38%, respectively. The sales decline was primarily attributable to the lower sales of Ball Powder[R] propellant and combined effects munitions. The decrease in operating income during the quarter resulted primarily from the $3 million charge relating to the government investigation of certain testing irregularities at the Marion, IL facility. In Ordnance, lower Ball Powder[R] propellant and combined effects munitions sales along with $3 million charge contributed to the decline in its financial performance. Winchester's sales were comparable to last year, while operating income improved due to a favorable product mix. Aerospace's operating income improved due to the absence of charges incurred in the prior year for programs which had been discontinued.


Nine Months Ended September 30, 1996 Compared to 1995
-----------------------------------------------------

Sales declined 9%, principally attributable to lower shipments of domestic sporting ammunition, Ball Powder[R] propellant, combined effects munitions and the completion of certain Aerospace programs. The lower sales levels of combined effects munitions and Aerospace's electromagnetic systems reflect the completion of major programs during 1996. The operating loss includes provisions approximating $11 million for the settlement of claims relating to a government investigation and a trial court ruling involving a contract dispute with the Belgium Ministry of Defense. Winchester's financial performance was significantly behind 1995 levels due to lower domestic sporting ammunition sales, which were partially offset by higher selling prices. Ordnance's financial performance was behind last year due to lower sales levels and the provisions relating to the government investigation and the contract dispute. Aerospace's sales decreased from last year as a result of the completion of two major production programs, while operating income improved primarily due to the absence of development costs associated with certain discontinued programs in 1995.

Changes in the strategic direction of defense spending, the timing of defense procurements and specific defense program appropriation decisions may adversely affect the performance of the Defense and Ammunition segment and the company in future years, including its income, liquidity, capital resources and financial condition. The precise impact of these decisions will depend upon their timing and the size of changes, and the company's ability to mitigate their impact with new business, business consolidations or cost reductions. In view of the continuing uncertainty regarding the size, content and priorities of the annual Department of Defense budget, the historical financial information of the Defense and Ammunition segment, and to a lesser extent, of the company, may not be indicative of future performance.


ENVIRONMENTAL
-------------

In the first nine months of 1996, the company spent approximately $20 million for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1996 is estimated to be $35 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $13 million for the nine months ended September 30, 1996. Charges to income for investigatory and remedial efforts were material to operating results in 1995 and may be material to operating results in 1996 and future years.

The company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $104 million and $111 million at September 30, 1996 and December 31, 1995, of which $69 million and $76 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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


LITIGATION
----------

There is a variety of legal proceedings pending or threatened against the company. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be decided unfavorably against the company. Certain of these matters are discussed in Item 3, Legal Proceedings of the 1995 Form 10-K Annual Report and in other filings of the company with the Securities and Exchange Commission, which filings are available on request from the company. Information on the settlement of the claim relating to the government investigation at the Marion, IL facility can be found in Part II,
Item I of this Form 10-Q.


LIQUIDITY, INVESTMENT ACTIVITY and OTHER FINANCIAL DATA
-------------------------------------------------------

Cash Flow Data                         Nine Months
Provided by (used for) (in millions) Ended September 30,
                                     -------------------
                                     1996        1995
                                     ----        ----
Net Operating Activities             $133.4     $  66.2
Capital Expenditures                  (74.9)     (132.7)
Net Investing Activities              (54.9)     (194.8)
Net Financing Activities              (80.7)      126.4

Cash flow from operations, proceeds from the sales of assets and the use of credit facilities financed the company's seasonal working capital requirements, capital expenditures and dividends. At September 30, 1996, the company maintained committed credit facilities with banks of $291 million, of which $226 million was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future. Cash flow from operations improved due to higher operating income and improved working capital management.

Capital spending of $74.9 million in 1996 was 44% lower than 1995.
Total year capital spending, including environmental capital spending of $17 million, is estimated to decrease 20-30% from 1995 due to a planned reduction to control capital costs. Also contributing to this lower level of spending was the completion of two significant projects in 1995 to provide additional capacity and improve product quality for selected product lines. Historically, the company has funded its environmental capital spending through cash flow from operations and expects to do so in the future.
In October, the company's Board of Directors approved a capital project which would expand the size of Microelectronic Materials' ultra high-purity chemicals plant and distribution center in Zwijndrecht, Belgium to better serve the semiconductor industry in Europe. This expansion is expected to be completed in 1998.

Proceeds from the sale of assets including the corporate headquarters and the divestment of the Electrostatics business approximated $35 million.

At September 30, 1996, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership Plan) was 33.5%, down from 38.2% at year-end 1995 and 42.8% at September 30, 1995.


STRATEGIC INITIATIVES
---------------------

On October 10, 1996 the company announced a series of strategic initiatives designed to create a stronger, more focused company and generate shareholder value. These initiatives include:

  * The company will spin off its Ordnance and Aerospace divisions to shareholders as an independent company, Primex Technologies, Inc. The transaction, which has been approved by the company's Board of Directors, is still subject to various approvals and is expected to be completed around the end of 1996. The Ordnance and Aerospace divisions together had total sales for the nine months ended September 30, 1996 and twelve months ended December 31, 1995 of approximately $330 million and $510 million, respectively;

  * The company will sell its isocyanates (TDI and ADI) businesses at Lake Charles, LA, to ARCO Chemical Company for $565 million in cash. The transaction, which has been approved by the Board of Directors of both companies, is subject to regulatory approval and is expected to close at the end of 1996 or early 1997. The isocyanates businesses at Lake Charles had total sales for the nine months ended September 30, 1996 and twelve months ended December 31, 1995 of approximately $230 million and $260 million, respectively;

   * The company will seek a buyer for its polyol, glycol and surfactants businesses at its Doe Run facility at Brandenburg, KY.
      This transaction is expected to be completed by the end of 1997. The polyol, glycol and surfactants businesses at Doe Run had total sales for the nine months ended September 30, 1996 and twelve months ended December 31, 1995 of approximately $175 million and $185 million, respectively;

   * The company will use a portion of the proceeds from these divestitures to repurchase up to 10 percent of its outstanding common stock. Shares are expected to be purchased from time to time in the open market, as market conditions warrant;

   * The Board of Directors approved a two-for-one split of the company's common stock, effective October 31, 1996 for all shareholders of record on October 21, 1996. For all periods presented, earnings per share data and the number of common shares outstanding have been restated to reflect the stock split. Also, shareholders' equity has been restated to give retroactive recognition to the stock split by reclassifying from additional paid-in capital to common stock the par value of the additional shares as a result of the stock split.


1996 OUTLOOK
------------

Cautionary Statement under federal securities laws: All statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations section that do not reflect historical information are forward-looking statements. These statements involve risks and uncertainties that could significantly affect expected results. Factors that could cause actual results to differ materially from those discussed in the "1996 Outlook" sections of Item 7 of Olin's 1995 Form 10-K and in this Form 10-Q include but are not limited to: competitive pricing pressures, including Olin's ability to maintain chemical price increases; higher-than-expected raw material costs for certain chemical product lines; a further decline in semiconductor industry demand; the supply/demand balance for the company's products, including the impact of excess industry capacity; higher than expected cost overruns and the ability to maintain delivery schedules; failure to achieve targeted cost reduction programs, primarily for plant maintenance costs and operating expenses in certain chemicals product lines; and the occurrence of unexpected manufacturing interruptions/outages.

                          Part II - Other Information


Item 1.   Legal Proceedings.
          -----------------

      With respect to the governmental investigation regarding U.S. Government contract performance at the Ordnance Division's Marion, Illinois facility as described in paragraph (c) of Item 3 of the Corporation's Annual Report on Form 10-K for the year ended 1995, the following additional information is provided:
After discussions with the U.S. Attorney's Office regarding the investigation of the performance of the government contracts in question, Olin and the U.S. Attorney entered into an agreement to settle this matter on September 11, 1996. Under the agreement, the U.S. Government agreed not to pursue any criminal or civil claims against Olin or its subsidiaries in connection with these government contracts. Olin has, without admitting to any wrongdoing or liability, settled this matter with the U.S. Government for $8 million.

Item 2.   Changes in Securities.
          ---------------------

      (a) In connection with the two-for-one common stock split effective October 31, 1996, the Board of Directors made an equitable adjustment to the Series A Participating Cumulative Preferred Stock Purchase Rights ("Rights") issued pursuant to a Rights Agreement, dated February 27, 1996. As a result of the split, for each Right, the Purchase Price shall be $120, the Redemption Price shall be one-half of one cent and the number of Preferred Shares for which each Right is exercisable shall be increased to two one-thousandths (2/1000th or 1/500th) of a share of Series A Participating Cumulative Preferred Stock.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

           (a)  Exhibits
                --------

       3.  By-laws, effective October 31, 1996.

      11.  Computation of Per Share Earnings (Unaudited).

   12(a).  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

   12(b). Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

      27.  Financial Data Schedule.

           (b)  Reports on Form 8-K
                -------------------

      No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         OLIN CORPORATION
                         (Registrant)



                         By:  A.W. Ruggiero
                              ----------------------
                              A.W. Ruggiero
                              Senior Vice President and
                                Chief Financial Officer
                                (Authorized Officer)


Date:  November 14, 1996

                                 EXHIBIT INDEX

Exhibit
   No.    Description
-------   -----------

    3.  By-laws, effective October 31, 1996.

   11.  Computation of Per Share Earnings (Unaudited).

12(a).  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

12(b). Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

   27.  Financial Data Schedule.