Form 10-K
period 1996-12-31
OLIN CORP
filed 1997-03-13
CIK 74303

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1996
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to
                         Commission file number 1-1070
                               OLIN CORPORATION
            (Exact name of registrant as specified in its charter)
               Virginia                              13-1872319
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)              06856-4500 (Zip Code)

 501 Merritt 7 P.O. Box 4500 Norwalk,
  CT (Address of principal executive
               offices)
      Registrant's telephone number, including area code: (203) 750-3000

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

      Series A Participating Cumulative            New York Stock Exchange
      Preferred  Stock Purchase Rights             Chicago Stock Exchange
                                                   Pacific Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                               ----------------
  As of January 31, 1997, the aggregate market value of registrant's voting stock held by non-affiliates of registrant was approximately $1,895,146,250.

                               ----------------
  As of January 31, 1997, 52,297,507 shares of the registrant's common stock were outstanding.

                               ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS FORM
                           10-K AS INDICATED HEREIN:

                                                       PART OF 10-K
                       DOCUMENT                   INTO WHICH INCORPORATED
                       --------                   -----------------------
      1996 Annual Report to Shareholders of Olin    Parts I, II, and IV
       Proxy Statement relating to Olin's 1997           Part III
            Annual Meeting of Shareholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Norwalk, Connecticut. It is a manufacturer concentrated in chemicals, metals and ammunition. The chemicals segment is divided into three areas or divisions: Chlor-Alkali, Chemicals and Microelectronic Materials. Chlor-alkali includes chlor-alkali products, sodium hydrosulfite and high strength bleach products. Chemicals includes pool chemicals, biocides, acids, hydrazine, polyols, propylene glycols and surfactants and fluids. Microelectronic Materials includes image-forming and related specialty chemicals and electronic interconnect materials and services. The metals and ammunition segment is divided into two divisions: the Brass Division and the Winchester Division. Products in the metals and ammunition segment include copper and copper alloy sheet, strip, rod, wire, tube and fabricated parts, stainless steel strip and sporting ammunition.

  Information as to the sales and assets attributable to each of Olin's industry segments for each of the last ten fiscal years appears on page 24 of the 1996 Annual Report to Shareholders of Olin ("Shareholders Report") and in
Exhibit 13 hereto. Such information in Exhibit 13 with respect to the last three fiscal years is incorporated by reference in this Report.* Information as to operating income of Olin's industry segments for each of the last three fiscal years contained on page 24 of the Share-holders Report and in Exhibit 13 hereto is incorporated herein by reference as contained in Exhibit 13.

  The figures and information contained under the captions "Customers and Distribution," "Employees," "Research Activities; Patents," "Environmental and Toxic Substances Controls" and in Item 2 hereof do not include figures relating to Olin's Ordnance and Aerospace Divisions which were spunoff as part of Primex Technologies, Inc. effective December 31, 1996.

  The term "Olin" as used herein means Olin Corporation and its subsidiaries unless the context indicates otherwise.



--------
* Except for material contained in Exhibit 13 hereto and incorporated herein by reference to such exhibit, the Shareholders Report is not "filed" as part of this Report.

PRODUCTS AND SERVICES

  The following is a list of the principal and certain other products and services provided by Olin and its affiliates as of December 31, 1996 within each industry segment. Principal products on the basis of annual sales are highlighted in bold face. Businesses which were transferred to Primex Technologies, Inc. ("Primex") in connection with the spinoff of Primex on December 31, 1996 are not included.

                                   CHEMICALS

                                                                            MAJOR RAW MATERIALS
PRODUCT LINE OR                                                              & COMPONENTS FOR
DIVISION         PRODUCTS & SERVICES  MAJOR END-USES   PLANTS & FACILITIES*  PRODUCTS/SERVICES
---------------  ------------------- ----------------- -------------------- -------------------
Chlor-alkali
Chlor-alkali      CHLORINE/CAUSTIC   Pulp & paper       Augusta, GA          salt,
                  SODA               processing,        Charleston, TN       electricity
                                     chemical           McIntosh, AL
                                     manufacturing,     Niagara Falls,
                                     water              NY  (Niachlor)**
                                     purification,
                                     manufacture of
                                     vinyl chloride,
                                     bleach, swimming
                                     pool chemicals &
                                     urethane
                                     chemicals
-----------------------------------------------------------------------------------------------
Other Chlor-      Sodium             Paper, textile &   Augusta, GA          caustic soda,
 alkali           Hydrosulfite       clay bleaching     Charleston, TN       sulfur dioxide
 Products                                               Salto, Brazil
            -----------------------------------------------------------------------------------
                  HyPure(TM)         Industrial &       Charleston, TN       chlorine,
                  products           institutional                           caustic
                                     cleaners, textile                       soda
                                     bleaching
-----------------------------------------------------------------------------------------------
Chemicals
EO/PO             Flexible polyols   Intermediate for   Brandenburg, KY      propylene
 Derivative                          flexible foam      Punta Camacho,       oxide,
 Products                            used in             Venezuela           ethylene oxide,
                                     furniture,         Ibaraki-ken,         glycerine
                                     bedding, carpet    Japan
                                     underlay,           (Asahi-Olin
                                     transportation,    Ltd.)
                                     packaging
            -----------------------------------------------------------------------------------
                  Specialty          Elastomers,        Brandenburg, KY      propylene
                  polyols            adhesives,         Ibaraki-ken,         oxide,
                                     coatings,          Japan                ethylene oxide,
                                     sealants & rigid    (Asahi-Olin         glycerine
                                     foam               Ltd.)
                                                        Punta Camacho,
                                                         Venezuela
            -----------------------------------------------------------------------------------
                  Urethane systems   Packaging &        Ibaraki-ken,         polyols,
                                     insulation         Japan                methylene
                                                         (Asahi-Olin         diphenyl
                                                        Ltd.)                diisocyanate
                                                        Salto, Brazil
                                                        Singapore
                                                        (Asahi-Olin
                                                         Singapore Pte.
                                                        Ltd.)
            -----------------------------------------------------------------------------------
                  Anionic &          Household, indus-  Brandenburg, KY      ethylene oxide,
                  nonionic           trial &            Punta Camacho,       propylene oxide
                  surfactants,       institutional       Venezuela
                  glycols,           cleaners,
                  glycol ethers,     basestocks for
                  fluids             water based met-
                                     al-
                                     working/hydraulic
                                     fluids
-----------------------------------------------------------------------------------------------
Acids             Virgin &           Petroleum          Beaumont, TX         sulfur, oxygen
                  regenerated        refining, pulp &   Shreveport, LA
                  sulfuric acid      paper chemicals
-----------------------------------------------------------------------------------------------
Pool              HTH(R), SOCK-      Residential &      Charleston, TN       chlorine, lime,
 Chemicals        IT(R)              commercial pool    Igarassu, Brazil     caustic soda
                  PULSAR(R), SUPER   sanitizing, water   (Nordesclor
                  SOCK-IT(R),        purification       S.A.)
                  DURATION(R) &                         Salto, Brazil
                  CCH(R) CALCIUM                        Kempton Park,
                  HYPOCHLORITE                           S. Africa
                                                         (Aquachlor
                                                         (Proprietary)
                                                        Ltd.)
            -----------------------------------------------------------------------------------
                  PACE(R)            Residential &      Amboise, France      chlorine,
                  CHLORINATED        commercial pool                         caustic
                  ISOCYANURATES      sanitizing, water                       soda, urea
                                     purification

-------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.
** Subsequent to December 1996, Olin acquired its partner's interest in Niachlor.

                                                                                  MAJOR RAW MATERIALS
PRODUCT LINE OR                                                                    & COMPONENTS FOR
DIVISION         PRODUCTS & SERVICES  MAJOR END-USES    PLANTS & FACILITIES*       PRODUCTS/SERVICES
---------------  ------------------- ----------------  -----------------------    -------------------
Hydrazine         Hydrazine          Intermediate in      Lake Charles, LA         chlorine,
                  solutions &        blowing agents &     McIntosh, AL             caustic
                  hydrazine-based    agricultural                                  soda, ammonia,
                  propellants        chemicals;                                    dimethylamine,
                                     boiler water                                  monomethylamine
                                     treatment,
                                     rocket &
                                     satellite
                                     propellants
-----------------------------------------------------------------------------------------------------
Biocides          Omacide(R),        Antidandruff         Rochester, NY            pyridine, zinc
                  IPBC,              agents               Swords, Ireland          & copper salts,
                  Triadine(R)        in shampoo, pre-                              chlorine, iodine
                  Biocides,          servative in
                  Zinc               metal working
                  Omadine(R),        fluids, coat-
                  Copper             ings, adhesives,
                  Omadine(R) &       plastics, anti-
                  Sodium             fouling agent in
                  Omadine(R)         marine paints
                  Biocides
      -----------------------------------------------------------------------------------------------
                  Custom             Finished             Rochester, NY
                  chemicals          products for
                  manufacturing      agricultural,
                                     photo-
                                     graphic, hair
                                     dye & general
                                     chemical
                                     industries
-----------------------------------------------------------------------------------------------------
Microelectronic Materials
Electronic        High purity        Used as process      Chandler, AZ             various acids
 Chemicals        acids &            aids in              Mesa, AZ                 & solvents,
                  solvents,          semiconductor        Seward, IL               ammonia-based
                  dopants,           manufacturing                                 etchants
                  vapor
                  deposition
                  chemicals,
                  specialty
                  etchants
      -----------------------------------------------------------------------------------------------
                  Photoresists &     Used as              Brandenburg, KY          diazo compounds,
                  polyimides         semiconductor        East Providence, RI      rubber polymers,
                                     components           Tempe, AZ                novolak
                                     and/or as            Zwijndrecht, Belgium     polymers,
                                     process aids in      Shizuoka, Japan          solvents,
                                     semiconductor         (Fuji-Hunt Electronics  photoinitiators,
                                     manufacturing &       Technology Co., Ltd.)   polyimide
                                     flat panel           Basel, Switzerland       polymers
                                     displays             Hsin-chu, Taiwan
                                                           (Fuji-Hunt Electronics
                                                           Technology Co., Ltd.)




--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                                                                        MAJOR RAW MATERIALS
 PRODUCT LINE                                                                            & COMPONENTS FOR
 OR DIVISION    PRODUCTS & SERVICES         MAJOR END-USES        PLANTS & FACILITIES*   PRODUCTS/SERVICES
 ------------ ------------------------ ------------------------   -------------------- ---------------------
 Interconnect High performance         Integrated circuits &      Manteca, CA          specialty aluminum
  Materials   integrated circuit       multi-chip modules for                          alloys & specialty
              packaging materials      computer,                                       adhesives
                                       telecommunications,
                                       instrumentation &
                                       automotive products
              ----------------------------------------------------------------------------------------------
              High performance,        All industry market        New Bedford, MA      all metals, metal
              high reliability,        segments; computer,         (Aegis, Inc.)       alloys, metal
              hermetic metal           communications, medical,                        matrix composites,
              packages for the         industrial,                                     special alloys and
              microelectronics         instrumentation,                                glasses
              industry                 automotive, consumer,
                                       aerospace and military

------------------------------------------------------------------------------------------------------------
                             METALS AND AMMUNITION
 Olin Brass   COPPER & COPPER ALLOY    Electronic connectors,     Bryan, OH            copper, zinc &
              SHEET & STRIP            lead frames, electrical    East Alton, IL       other nonferrous
              (STANDARD & HIGH         components,                Indianapolis, IN     metals
              PERFORMANCE)             communications,            Waterbury, CT
                                       automotive, builders'      Iwata, Japan
                                       hardware, coinage,          (Yamaha-Olin
                                       ammunition                  Metal Corporation)
      ------------------------------------------------------------------------------------------------------
              Network of metals        Electronic connectors,     Allentown, PA        copper & copper alloy
              service centers          electrical components,     Alliance, OH         sheet, strip, rod,
                                       communications,            Caguas, PR           tube & steel &
                                       automotive, builders'      Carol Stream, IL     aluminum strip
                                       hardware, household        Warwick, RI
                                       products                   Watertown, CT
                                                                  Yorba Linda, CA
      ------------------------------------------------------------------------------------------------------
              Beryllium copper strip   High performance           East Alton, IL       beryllium copper
                                       electronic applications
      ------------------------------------------------------------------------------------------------------
              POSIT-BOND(R) CLAD METAL Coinage strip & blanks     East Alton, IL       cupronickel,
                                                                                       copper & aluminum
      ------------------------------------------------------------------------------------------------------
              ROLLED COPPER FOIL,      Printed circuit boards,    Waterbury, CT        copper, zinc & other
              COPPERBOND(R) FOIL,      electrical & electronic,                        nonferrous metals,
              STAINLESS STEEL STRIP    automotive                                      stainless steel
      ------------------------------------------------------------------------------------------------------
              COPPER ALLOY SEAMLESS    Utility condensers,        Cuba, MO             copper, zinc & other
              & WELDED TUBE            industrial heat            Indianapolis, IN     nonferrous metals
                                       exchangers,
                                       refrigeration & air
                                       conditioning, builders'
                                       hardware, automotive
      ------------------------------------------------------------------------------------------------------
              Fabricated products      Builders' hardware,        East Alton, IL       brass & stainless
                                       cartridge cases, shaped                         steel strip
                                       charge cones,
                                       transportation,
                                       household & recreational
                                       products
      ------------------------------------------------------------------------------------------------------
              Copper & copper alloy    Fasteners, electrical &    Indianapolis, IN     copper, zinc & other
              rod & wire               electronic connectors,                          nonferrous metals
                                       transportation, plumbing
                                       & builders' hardware

------------------------------------------------------------------------------------------------------------

* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                                                                          MAJOR RAW MATERIALS
 PRODUCT LINE                                                                              & COMPONENTS FOR
 OR DIVISION     PRODUCTS & SERVICES         MAJOR END-USES        PLANTS & FACILITIES*    PRODUCTS/SERVICES
 ------------  -----------------------  ------------------------   -------------------- -----------------------
 Winchester(R) WINCHESTER(R) SPORTING   Hunters & recreational      East Alton, IL      brass, lead, steel,
               AMMUNITION (SHOT-        shooters, law               Geelong, Australia  plastic, propellant,
               SHELLS, SMALL CALIBER    enforcement                                     explosives
               CENTERFIRE & RIMFIRE     agencies
               AMMUNITION)
      ---------------------------------------------------------------------------------------------------------
               Small caliber military   Infantry and mounted        East Alton, IL      brass, lead,
               ammunition               weapons                                         propellant, explosives
      ---------------------------------------------------------------------------------------------------------
               Government-owned         Maintenance and             Independence, MO    brass, lead,
               arsenal operation (GOCO) operation of                                    propellant, explosives,
                                        U.S. Army small caliber                         government-supplied
                                        military                                        components
                                        ammunition production
                                        plant
                             ----------------------------------------------------------------------------------
                                        Maintenance of U.S. Army    Baraboo, WI         subcontracted &
                                        laid-away production                            government-supplied
                                        plant                                           components
      ---------------------------------------------------------------------------------------------------------
               Industrial products (8   Maintenance applications    East Alton, IL      brass, lead, plastic,
               gauge loads & powder-    in                          Geelong, Australia  propellant, explosives
               actuated tool loads)     power & concrete
                                        industries,
                                        powder-actuated tools in
                                        construction industry


--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

1996 DEVELOPMENTS

  On February 1, 1996, Olin and The Geon Company announced that they will jointly construct a chlor-alkali plant at Olin's existing McIntosh, Alabama site.

  On October 10, 1996, Olin announced, among other things, Board of Directors' approval for the sale of Olin's isocyanate businesses to ARCO Chemical Company ("ARCO"), the putting up for sale of Olin's polyol, glycol and surfactant businesses, including production and related facilities located at its Doe Run facility at Brandenburg, Kentucky, and the use of a portion of the proceeds from these expected divestments to purchase up to 10% of Olin's Common Stock in the open market from time to time as market conditions warrant. The stock repurchase program began in January 1997.

  Effective October 30, 1996, the shares of Olin Common Stock split two-for-one for shareholders of record on October 21, 1996.

  On December 4, 1996, Olin completed the sale to ARCO of Olin's isocyanate businesses for $565 million in cash. The sale included all assets at Olin's Lake Charles, Louisiana facility used in the manufacture of toluene diisocyanate, aliphatic isocyanates and nitric acid.

  On December 9, 1996, Olin's Board of Directors authorized the distribution to holders of Olin Common Stock of one share of Primex Technologies, Inc.'s common stock for every ten shares of Olin Common Stock held as of the record date of December 19, 1996. The Securities and Exchange Commission also declared effective the Form 10 Registration Statement in connection with this distribution. The distribution of Primex Technologies, Inc. ("Primex") common stock was effective December 31, 1996, with Primex stock certificates being distributed beginning on January 6, 1997. Primex officially began business as a separate entity on January 1, 1997.

  On December 10, 1996, Olin announced that it had reached an agreement in principle to purchase DuPont's 50% share of the companies' joint venture Niachlor chlor-alkali plant in Niagara Falls, New York. Terms of the proposed transaction were not disclosed. The transaction was consummated in early 1997.

  On December 12, 1996, Olin redeemed its outstanding ESOP Preferred Shares, $1.00 par value per share, by exchanging them for shares of its Common Stock. The ESOP Preferred Shares were available only to employees through the Olin Corporation Contributing Employee Ownership Plan ("CEOP"). The Trustee of the CEOP received shares of Olin Common Stock equal in value to $85.75 for each ESOP Preferred Share held, $85.75 being the appraised value of the ESOP Preferred Shares as of December 10, 1996 as determined by the CEOP's independent appraiser. There were approximately 878,000 shares of ESOP Preferred Shares outstanding and approximately 1.87 million shares of Common Stock were issued in the redemption.

INTERNATIONAL OPERATIONS

  Olin has sales offices and subsidiaries in various countries which support the worldwide export of products from the United States as well as overseas production facilities. In addition, Olin has manufacturing interests, both direct and through joint ventures, in several foreign countries.

  An Olin subsidiary in Ireland manufactures biocides for personal care and industrial applications; a Brazilian subsidiary manufactures urethane systems and solution sodium hydrosulfite. A microelectronic materials subsidiary located in Belgium manufactures certain chemicals for the semiconductor industry. Hydrochim, S.A., a French subsidiary, is an isocyanurate repacking operation. Etoxyl, C.A., a Venezuelan subsidiary, manufactures urethane polyols, surfactants and other specialty chemicals.

  A group of Olin subsidiaries markets photoresists, polyimides and other image-forming chemicals throughout Europe. A joint venture with Fuji Photo Film Co., Ltd. manufactures photoresists, developers and flat panel display chemicals in Japan and markets them throughout the Far East.

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

  An Olin subsidiary loads and packs sporting and industrial ammunition in Australia. The geographic segment data contained in the Note "Segment Information" of the Notes to Financial Statements on page 36 of the Shareholders Report and Exhibit 13 hereto are incorporated by reference in this Report as contained in Exhibit 13.

CUSTOMERS AND DISTRIBUTION

  During 1996, no single customer accounted for more than 4% of Olin's total consolidated sales. Products which Olin sells to industrial or commercial users or distributors for use in the production of other products constitute a major part of Olin's total sales. Some of its products, such as pool chemicals, sporting ammunition and brass, are sold to a large number of users or distributors, while others, such as certain industrial chemicals, are sold in substantial quantities to a relatively small number of industrial users.

  Most of Olin's products and services are marketed primarily through its sales force and sold directly to various industrial customers, the U.S. Government and its prime contractors, to wholesalers and other distributors.

  Chemicals. Principal customers of Olin's chemicals products include the pulp and paper industries, vinyl chloride manufacturers, household and industrial cleaner suppliers, municipal and industrial wastewater treatment companies, specialty chemical manufacturers, urethane foam suppliers, automotive companies, packaging suppliers, the refrigeration industry, manufacturers of adhesives, coatings, elastomers and sealants, suppliers of various consumer products including shampoos and swimming pool sanitizers, semiconductor manufacturers, and defense contractors. Principal customers of Olin's interconnect materials business are suppliers to semiconductor manufacturers and major computer and telecommunications manufacturers.

  Metals and Ammunition. Principal customers of Olin's copper and copper alloy strip, sheet, rod, wire and seamless and welded tube include producers of electrical and electronic equipment, builders' hardware and appliances, the plumbing, automotive and air-conditioning industries and manufacturers of a variety of consumer goods.

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

  Because several of its businesses engage in government contracting activities and make sales to the U.S. Government, Olin is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities could subject Olin or one or more of its businesses to civil and criminal penalties, and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time.

COMPETITION

  Olin is in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses. With respect to certain product groups, such as ammunition and copper alloys, and with respect to certain individual products, such as pool chemicals and chlor-alkali, Olin is one of the largest manufacturers or distributors in the United States. With respect to its many other products, Olin's share of total domestic sales varies greatly.

EMPLOYEES

  As of December 31, 1996, Olin had approximately 9,300 employees (excluding approximately 1,250 employees at Government-owned, contractor-operated facilities and excluding employees of disposed businesses), approximately 8,500 of whom were working in the United States and approximately 800 of whom were working in foreign countries. A majority of the hourly-paid employees are represented, for purposes of collective bargaining, by various labor unions. Some labor contracts extend for as long as five years, but during each year new agreements must be negotiated in a number of Olin's plants. No major labor contracts are scheduled to expire in 1997. While relations between Olin and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without work stoppages. No major work stoppages have occurred in the last three years.

RESEARCH ACTIVITIES; PATENTS

  Olin's research activities are conducted both on a product-group and corporate-wide basis at a number of facilities. Company-sponsored research expenditures were approximately $39 million during 1996, $34 million during 1995 and $30 million during 1994.

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

RAW MATERIALS AND ENERGY

  Olin purchases the major portion of its raw material requirements. The principal basic raw materials purchased by Olin for its production of chemicals are various hydrocarbons, salt, lime, electricity, propylene oxide, ethylene oxide, sulfur and ammonia. Copper, zinc and various other nonferrous metals are required for the metals business. Lead, brass and propellant are the principal raw materials used in the ammunition business. Olin's principal basic raw materials are typically purchased pursuant to multiyear contracts. In addition, Olin uses many chemicals produced in its own operations as raw materials, intermediates or processing agents in the production of various other chemical products. In the manufacture of ammunition, Olin uses a substantial percentage of its own output of cartridge brass. Additional information with respect to specific raw materials is set forth in the table above under the caption entitled "Products and Services."

  Electricity is the predominant energy source for Olin's manufacturing facilities. Most of Olin's facilities are served by utilities which generate electricity principally from coal, hydro and nuclear power.

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS

  The establishment and implementation of federal, state and local standards to regulate air, water and land quality has affected and will continue to affect substantially all of Olin's manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. Olin is enrolled in the U.S. EPA's Voluntary Industrial Toxics Reduction Program. Olin employs waste minimization and pollution prevention programs at its manufacturing sites.

                                                                  1996 1995 1994
                                                                  ---- ---- ----
                                                                  (IN MILLIONS)
      Cash Outlays:
        Remedial and Investigatory Spending...................... $30  $25  $37
        Capital Spending.........................................   6    8   10
        Plant Operations.........................................  35   34   32
                                                                  ---  ---  ---
      Total Cash Outlays......................................... $71  $67  $79
                                                                  ===  ===  ===

  Olin is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1996, 1995 and 1994 and may be material to net income in future years. Such charges to income were $70 million, $24 million and $17 million in 1996, 1995 and 1994, respectively. In connection with the sale of the isocyanates business at Olin's Lake Charles, LA facility, a $53 million provision was recorded to provide for contractual liabilities related to future environmental spending at the Lake Charles site.

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

  Olin's estimated environmental liability at the end of 1996 was attributable to 55 sites, 24 of which were on the National Priority List ("NPL"). Ten sites accounted for approximately 80% of such liability and, of the remaining sites, no one site accounted for more than three percent of such liability. One of these ten sites was in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either Olin, the United States Environmental Protection Agency ("EPA") or other potentially responsible parties ("PRP's") and a Record of Decision ("ROD") or its equivalent has not been issued. At another seven of the ten sites, a ROD or its equivalent has been issued by either the EPA or responsible state agency and Olin, either alone or as a member of a PRP group, was engaged in performing the remedial measures required by that ROD. At the remaining two of the ten sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All ten sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

  Total environmental-related cash outlays for 1997 are estimated to be $75 million, of which $35 million is expected to be spent on investigatory and remedial efforts, $10 million on capital projects and $30 million on normal plant operations.

  Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $75-90 million over the next several years. While Olin does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and Olin's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against Olin.

  See also Item 3, "Legal Proceedings" below, the Note "Environmental" of the Notes to Financial Statements contained in the Shareholders Report and Exhibit 13 hereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated in this Report for additional information regarding environmental matters affecting Olin.

ITEM 2. PROPERTIES

  Olin has manufacturing sites at 26 separate locations in 16 states and Puerto Rico and six manufacturing sites in six foreign countries. Most manufacturing sites are owned although a number of small sites are leased. Listed under Item 1 above in the table set forth under the caption "Products and Services" are the locations at or from which Olin's products and services are manufactured, distributed or marketed by segment.

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

  The U.S. Environmental Protection Agency ("EPA") notified Olin and Oxychem of an aggregate of $4,600,000 in agency oversight costs on the project plus $1,900,000 for pre-judgment interest.

  Under a stipulation entered into by all parties in 1984, Olin and Oxychem undertook a site remedial investigation which was completed in October 1988. Subsequently, the parties entered into a further stipulation under which Oxychem and Olin conducted a feasibility study of possible remedial measures. The remedial investigation and feasibility study was completed in July 1990. On September 24, 1990, EPA issued a Proposed Remedial Action Plan and on September 29, 1990, a Record of Decision ("ROD"). The EPA selected remedy was estimated to cost $30 million. On September 30, 1991, the EPA issued an administrative order directing Olin and Oxychem to implement the remedy identified in the September 29, 1990 Record of Decision. Olin and Oxychem have commenced performance of the remedy identified in such order. The cost of any remedy is expected to be shared by Olin and Oxychem in an agreed-upon proportion. Olin believes that any liability incurred by it in this matter will not be materially adverse to its financial condition or liquidity and, with respect to non-environmental claims, its results of operations. See "Environmental Matters" contained in Item 7--Management's Discussion and Analysis and Financial Condition and Results of Operations.

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

  Olin completed the remedial investigation and feasibility study of the former chlorine plant site, including Ponds # 5 and 6, in 1994. On January 18, 1995, EPA issued a Proposed Remedial Action Plan for a 30-day public comment period. The plan called for a cap to be constructed over Pond #5, and the excavation and retorting of soil and sediment from the former chlorine plant site. Olin filed comments with the EPA during the public comment period in support of alternatives to the proposed remediation plan for the site. EPA issued a Record of Decision on September 29, 1995, recognizing in substantial part Olin's comments. The Record of Decision calls for covering the former waste ponds, treatment of runoff from the ponds, and additional monitoring and investigation. Olin is presently engaged in negotiations with EPA over the terms of a consent decree under which Olin will implement the Record of Decision and pay approximately $455,000 for EPA's past response costs. The Record of Decision does not address remediation of the former chlorine plant site or the river, which are the subject of the additional investigation.

  On August 29, 1994, EPA notified Olin of the company's potential liability with respect to the "Graveyard Dump Site," located north of the former plant site. The site is relatively small, occupying about one half acre. EPA's investigation found about 20 capacitors and miscellaneous debris scattered around the site as well as evidence of PCB contamination in the soils. That work is substantially complete.

  Negotiations with EPA ensued and Olin and EPA signed an Administrative Order by Consent, effective January 5, 1995, in which Olin agreed to perform certain response activities at the site, primarily the removal and disposal of PCB-contaminated electrical equipment and soils.

  On March 15, 1995, EPA notified Olin of liability for lead and asbestos present at the former steam-generating plant (power plant) at the site. On July 11, 1995, Olin and EPA entered into an Administrative Order on Consent in which Olin agreed to remove asbestos and lead, and demolish the power plant. The work is expected to be completed during 1997. Olin has agreed with the site's Natural Resources Trustees to assess whether there are any natural resource damages to the Holston River associated with releases from the site.

  EPA has notified Olin of additional EPA oversight costs in the amount of approximately $1,225,000 for the period 1990-1995.

  Olin believes that any liability incurred by it in this matter will not be materially adverse to its financial condition or liquidity. See "Environmental Matters" contained in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

  (c) As part of the continuing environmental investigation by federal, state and local governments of waste disposal sites, Olin has entered into a number of settlement agreements requiring it to contribute to the cost of the investigation and cleanup of a number of sites. This process of investigation and cleanup is expected to continue. See "Environmental Matters" contained in
Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

  (d) Olin and its subsidiaries are defendants in various other legal actions arising out of their normal business activities, none of which is considered by management to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the three months ended December 31, 1996.

          Executive Officers of Olin Corporation as of March 1, 1997

                                                                       SERVED AS
                                                                        AN OLIN
NAME AND AGE                               OFFICE                    OFFICER SINCE
------------                               ------                    -------------
Donald W. Griffin (60).. Chairman of the Board, President and Chief      1983
                          Executive Officer
Michael E. Campbell      Executive Vice President                        1987
 (49)...................
Peter C. Kosche (54).... Senior Vice President                           1993
Anthony W. Ruggiero      Senior Vice President and Chief Financial       1995
 (55)...................  Officer
Leon B. Anziano (54).... Vice President and President, Chlor-Alkali      1993
                          Products Division
Douglas J. Cahill (37).. Vice President and President, Winchester        1996
                          Division
George B. Erensen (53).. Vice President, Taxes and Risk Management       1990
Johnnie M. Jackson, Jr.  Vice President, General Counsel and             1995
 (51)...................  Secretary
Louis S. Massimo (39)... Vice President and Controller                   1996
Janet M. Pierpont (49).. Vice President and Treasurer                    1990
Joseph D. Rupp (46)..... Vice President and President, Brass             1996
                          Division
Steven T. Warshaw (48).. Vice President and President, Olin              1996
                          Microelectronic Materials Division

  No family relationship exists between any of the above named executive officers or between any of them and any Director of Olin. Such officers were elected to serve as such, subject to the By-Laws, until their respective successors are chosen.

  Each of the above-named executive officers, except L.B. Anziano, D.J. Cahill, J.M. Jackson, Jr., P.C. Kosche, L.S. Massimo, A.W. Ruggiero, J.D. Rupp and S.T. Warshaw, has served Olin as an executive officer for not less than the past five years.

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

  Louis S. Massimo was elected Controller effective April 1, 1996 and, in addition, a Corporate Vice President effective January 1, 1997. Since November 1994 until April 1996, he had served as Olin's Director of Corporate Accounting. Prior to that time, he was an Audit Senior Manager for KPMG Peat Marwick LLP.

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

  As of January 31, 1997, there were approximately 11,213 record holders of Olin Common Stock.

  Olin Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

  Information concerning the high and low sales prices of Olin Common Stock and dividends paid on Olin Common Stock during each quarterly period in 1996 and 1995 appears on page 38 of the Shareholders Report and in Exhibit 13 hereto and is incorporated herein by reference as contained in Exhibit 13.

  Among the provisions of Olin's agreements with its long-term lenders are restrictions relating to payment of dividends and acquisition of Common Stock. At December 31, 1996, retained earnings of approximately $284 million were not so restricted.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of Olin Corporation and subsidiaries and the related notes thereto together with the report thereon of KPMG Peat Marwick LLP dated January 30, 1997, appearing on pages 26 through 39 of the Shareholders Report and in Exhibit 13 hereto, are incorporated by reference in this Report as contained in Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The biographical information relating to Olin's Directors under the heading "Item 1--Election of Directors" in the Proxy Statement relating to Olin's 1997 Annual Meeting of Shareholders ("Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following
Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation and Nominating Committee on Executive Compensation appearing on pages 12 through 13 of the Proxy Statement and the graph appearing on page 16 of the Proxy Statement) is incorporated by reference in this Report. The information under the headings "Additional Information Regarding the Board of Directors--Compensation of Directors," and "Additional Information Regarding the Board of Directors-- Directors Retirement Plan" in the Proxy Statement is incorporated by reference in this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. FINANCIAL STATEMENTS

  Consolidated financial statements of Olin Corporation and subsidiaries and the related notes thereto together with the report thereon of KPMG Peat Marwick LLP dated January 30, 1997, appearing on pages 26 through 39 of the Shareholders Report and in Exhibit 13 hereto are incorporated by reference in this Report as contained in Exhibit 13.

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

    3. EXHIBITS

  Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(ff) below.

         2(a) Asset Purchase Agreement, dated October 9, 1996, between Olin
              Corporation and ARCO Chemical Company and Amendment No. 1 thereto, dated December 4, 1996--Exhibits 2(a) and 2(b) to Olin's
              Form 8-K, dated December 19, 1996.*
         2(b) Distribution Agreement, dated as of December 30, 1996, between
              Olin Corporation and Primex Technologies, Inc.--Exhibit 2 to
              Olin's Form 8-K, dated January 15, 1997.*
         3(a) Olin's Restated Articles of Incorporation as amended effective
              February 27, 1996--Exhibit 3(a) to Olin's Form 10-K for 1995.*
          (b) By-Laws of Olin as amended effective October 31, 1996--Exhibit 3 to Olin's Form 10-Q for the Quarter ended September 30, 1996.*
         4(a) Articles of Amendment designating Series A Participating
              Cumulative Preferred Stock, par value $1 per share--Exhibit 2 to Olin's Form 8-A dated February 21, 1996, covering Series A
              Participating Cumulative Preferred Stock Purchase Rights.*
          (b) Rights Agreement dated as of February 27, 1996 between Olin and
              Chemical Mellon Shareholder Services, LLP, Rights Agent--Exhibit
              1 to Olin's Form 8-A dated February 21, 1996, covering Series A
              Participating Cumulative Preferred Stock Purchase Rights.*
          (c) Form of Senior Debt Indenture between Olin and Chemical Bank--
              Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental
              Indenture dated as of March 18, 1994 between Olin and Chemical
              Bank--Exhibit 4(c) to Registration Statement No. 33-52771;
              Prospectus Supplement dated June 17, 1992 to Prospectus dated
              June 16, 1992, with respect to Olin's 8% Senior Notes Due 2002 filed under Registration Statement No. 33-4479; and Prospectus
              Supplement dated May 26, 1995 to Prospectus dated May 4, 1994 relating to Medium Term Notes, Series A filed under Registration
              Statement No. 33-52771.*
          (d) Form of Subordinated Debt Indenture between Olin and Bankers
              Trust Company--Exhibit 4(i) to Registration No. 33-4479; and
              Prospectus Supplement dated June 17, 1987 to Prospectus dated
              February 3, 1987, with respect to Olin's 9 1/2% Subordinated
              Notes Due 1997 filed under Registration Statement No. 33-4479.*
          (e) Credit Agreement, dated as of September 30, 1993, among Olin and the banks named therein--Exhibit 4 to Olin's Form 10-Q for the Quarter ended September 30, 1993.*
          (f) Letters, dated December 15, 1993, amending the Credit Agreement, dated as of September 30, 1993--Exhibit 4(f) to Olin's Form 10-K for 1993.*
          (g) Amendment, dated April 11, 1995, to Credit Agreement, dated as of
              September 30, 1993--Exhibit 4 to Olin's Form 10-Q for the Quarter ended June 30, 1995.*
          (h) Second Amendment, dated October 26, 1996, amending the Credit
              Agreement, dated as of September 30, 1993.

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

        10(a) 1980 Stock Option Plan for Key Employees of Olin Corporation and
              Subsidiaries, as amended--Exhibit 10(a) to Olin's Form 10-K for
              1991.*
          (b) 1988 Stock Option Plan for Key Employees of Olin Corporation and
              Subsidiaries as amended through February 23, 1995--Exhibit 10(b) to Olin's Form 10-K for 1994.*
          (c) Olin Corporation Performance Unit Plan, as amended April 24,
              1986--Exhibit 10(a) to Olin's Form 10-Q for Quarter ended March
              31, 1986.*
          (d) Olin Corporate Incentive Compensation Plan--Exhibits 1(b) and
              2(b) to Registration No. 2-64811.*
          (e) Olin Deferred Salary Plan, effective January 1, 1983--Exhibit
              10(f) to Olin's Form 10-K for 1993.*
          (f) Form of Directors' deferral plan--Exhibit 10(g) to Olin's Form
              10-K for 1993.*
          (g) Amendments to Olin Corporation Performance Unit Plan, Corporate
              Incentive Compensation Plan, Deferred Salary Plan and Directors' deferral plan, adopted September 29, 1988--Exhibit 10(j) to Olin's Form 10-K for 1988.*
          (h) Amendment to Olin Corporation Performance Unit Plan, adopted May
              25, 1989--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended
              June 30, 1989.*
          (i) Amendment to Olin Corporation Performance Unit Plan, adopted
              September 26, 1991--Exhibit 10(j) to Olin's Form 10-K for 1991.*
          (j) Amendment to Olin Corporation Performance Unit Plan, adopted
              December 16, 1993--Exhibit 10(k) to Olin's Form 10-K for 1993.*
          (k) Deferral elections with respect to certain acquisitions or "change of control events"--Exhibit 10(h) to Olin's Form 10-K for 1986.*
          (l) Olin Senior Executive Pension Plan with amendments--Exhibit 10(l) to Olin's Form 10-K for 1994.*
          (m) Olin Supplementary Contributing Employee Ownership Plan, effective January 1, 1990 with amendments--Exhibit 10(m) to Olin's Form 10-K for 1994.*
          (n) Form of arrangement to credit 100 shares of Olin Common Stock to certain Directors in each year from 1985 through 1994--Exhibit
              10(n) to Olin's Form 10-K for 1994.*
          (o) Olin Corporation Key Executive Life Insurance Program--Exhibit
              10(b) to Olin's Form 10-Q for Quarter ended March 31, 1986.*
          (p) Form of Olin Corporation Endorsement Split Dollar Agreement
              (effective January 1, 1993)--Exhibit 10(s) to Olin's Form 10-K for 1992.*
          (q) Form of executive agreement between Olin and certain executive officers-- Exhibit 10(q) to Olin's Form 10-K for 1994.*
          (r) Form of amendment to executive agreement between Olin and certain executives.
          (s) Form of special severance agreement provided to certain employees to become operative upon a "change in control event" as amended
              September 26, 1996.
          (t) Retirement Plan for Non-Employee Directors of Olin Corporation, as amended through April 25, 1996--Exhibit 10(a) to Olin's Form
              10-Q for Quarter ended March 31, 1996.*

--------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

          (u) Change in Control elections regarding both the Directors' deferral plan and the arrangement to credit 100 shares of Olin
              Common Stock to certain Directors--Exhibit 10(z) to Olin's Form
              10-K for 1989.*
          (v) Olin 1991 Long Term Incentive Plan, as amended through February
              23, 1995--Exhibit 10(u) to Olin's Form 10-K for 1994.*
          (w) Description of 1991 Performance Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan--Exhibit 10(w) to Olin's Form
              10-K for 1991.*
          (x) Description of 1992 Performance Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan--Exhibit 10(z) to Olin's Form
              10-K for 1992.*
          (y) Description of Performance Share Awards granted under the Olin
              1991 Long Term Incentive Plan--Exhibit 10 to Olin's Form 10-Q for the quarter ended June 30, 1993.*
          (z) Board Resolution adopted April 25, 1991 regarding payment of deferred amounts--Exhibit 10(y) to Olin's Form 10-K for 1991.*
         (aa) Olin Corporation 1994 Stock Plan for Non-employee Directors--
              Exhibit 10(a) to Olin's Form 10-Q for Quarter ended March 31,
              1994.*
         (bb) Olin Senior Management Incentive Compensation Plan as amended
              April 27, 1995--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended March 31, 1995.*
         (cc) Description of Restricted Stock Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan--Exhibit 10(bb) to Olin's Form
              10-K for 1995.*
         (dd) Form of EVA Incentive Plan (Management Incentive Compensation
              Plan).
         (ee) 1996 Stock Option Plan for Key Employees of Olin Corporation and
              Subsidiaries--Exhibit A to Olin's 1996 Proxy Statement dated
              March 12, 1996.*
         (ff) Olin Corporation 1997 Stock Plan for Non-employee Directors.
         (gg) Asset Purchase Agreement, dated October 9, 1996, between Olin
              Corporation and ARCO Chemical Company and Amendment No. 1 thereto, dated December 4, 1996--Exhibits 2(a) and 2(b) to Olin's
              Form 8-K, dated December 19, 1996.*
         (hh) Distribution Agreement, dated as of December 30, 1996 between
              Olin Corporation and Primex Technologies, Inc.--Exhibit 2 to
              Olin's Form 8-K, dated January 15, 1997.*
         (ii) Assumption of Liabilities and Indemnity Agreement, dated December
              31, 1996, between Olin Corporation and Primex Technologies, Inc.
        11.   Computation of Per Share Earnings (unaudited)
        12.   Computation of Ratio of Earnings to Fixed Charges (unaudited).
        13.   Excerpts from the 1996 Annual Report to Shareholders.
        21.   List of Subsidiaries.
        23.   Consent of KPMG Peat Marwick LLP dated March 12, 1997.
       27(a)  Financial Data Schedule.
       27(b)  Restated Financial Data Schedule.
       27(c)  Restated Financial Data Schedule.

    (b) REPORTS ON FORM 8-K

  Except for (i) a Form 8-K dated October 10, 1996 filed on October 11, 1996 with respect to Item 5 and (ii) a Form 8-K dated December 19, 1996 filed on December 19, 1996 with respect to Items 2 and 5, no reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

                                          Olin Corporation

Date: March 12, 1997                         /s/    Donald W. Griffin
                                          By...................................
                                                     DONALD W. GRIFFIN
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                                            AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----
/s/
             Donald W. Griffin
 .....................................
             DONALD W. GRIFFIN              Chairman of the Board, President and Chief
                                             Executive Officer and Director (Principal
                                             Executive Officer)
/s/
            Richard E. Cavanagh
 .....................................
            RICHARD E. CAVANAGH             Director
/s/
            William W. Higgins
 .....................................
            WILLIAM W. HIGGINS              Director
/s/
            Suzanne Denbo Jaffe
 .....................................
            SUZANNE DENBO JAFFE             Director
/s/
          John W. Johnstone, Jr.
 .....................................
          JOHN W. JOHNSTONE, JR.            Director
/s/
              Jack D. Kuehler
 .....................................
              JACK D. KUEHLER               Director
 .....................................
         H. WILLIAM LICHTENBERGER           Director
/s/
         G. Jackson Ratcliffe, Jr.
 .....................................
         G. JACKSON RATCLIFFE, JR.          Director
/s/
              William L. Read
 .....................................
              WILLIAM L. READ               Director

                 SIGNATURE                                     TITLE
                 ---------                                     -----
/s/
             John P. Schaefer
 .....................................
             JOHN P. SCHAEFER               Director
/s/
             Louis S. Massimo
 .....................................
             LOUIS S. MASSIMO               Vice President and Controller
                                             (Principal Accounting Officer)
/s/
            Anthony W. Ruggiero
 .....................................
            ANTHONY W. RUGGIERO             Senior Vice President and Chief Financial
                                             Officer (Principal Financial Officer)

Date: March 12, 1997

                       [LOGO] PRINTED ON RECYCLED PAPER