Form 10-Q
period 1997-03-31
OLIN CORP
filed 1997-05-14
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                                --------------
                                       OR

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

As of April 30, 1997 there were outstanding 51,149,190 shares of the registrant's common stock.

                       Part I - Financial Information

Item 1.  Financial Statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                Condensed Balance Sheets
                                      (In millions)
                                                      March 31,  December 31,
                                                         1997       1996
                                                      ---------  ------------
ASSETS
------
Cash and cash equivalents                             $  249.8   $  523.5
Short-term investments                                    87.9       87.3
Accounts receivable, net                                 414.7      320.5
Inventories                                              330.9      314.9
Other current assets                                      91.3       89.6
                                                       -------    -------
  Total current assets                                 1,174.6    1,335.8
Investments and advances                                  67.2      173.8
Property, plant and equipment
 (less accumulated depreciation
 of $1,454.0 and  $1,353.1)                              745.6      657.3
Other assets                                             175.7      172.5
                                                       -------    -------
Total assets                                          $2,163.1   $2,339.4
                                                       =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                      $  134.9   $  138.8
Accounts payable                                         245.5      267.9
Income taxes payable                                      27.9      127.4
Accrued liabilities                                      262.0      292.3
                                                       -------    -------
  Total current liabilities                              670.3      826.4
Long-term senior debt                                    276.3      276.3
Other liabilities                                        283.6      290.7
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares.
      Issued 51.3 shares (52.2 in 1996)                   51.3       52.2
  Additional paid-in capital                             456.1      493.8
  Guaranteed ESOP obligations                               -        (5.0)
  Cumulative translation adjustment                      (14.3)      (8.6)
  Retained earnings                                      439.8      413.6
                                                       -------    -------
  Total shareholders' equity                             932.9      946.0
                                                       -------    -------
Total liabilities and
 shareholders' equity                                 $2,163.1   $2,339.4
                                                       =======    =======

--------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                        Condensed Statements of Income
                   (In millions, except per share amounts)
                                                        Three Months
                                                       Ended March 31,
                                                       ---------------
                                                        1997       1996
                                                        ----       ----
Sales                                                $ 591.2    $ 692.9
Operating expenses:
  Cost of goods sold                                   449.9      528.4
  Selling and administration                            72.4       80.9
  Research and development                               7.4       10.0
                                                       -----      -----
    Operating income                                    61.5       73.6

Interest expense                                         7.5        7.9
Interest income                                          6.0        0.3
Other income                                             3.8       10.5
                                                       -----      -----
  Income from continuing operations before taxes        63.8       76.5
Income taxes                                            22.0       25.8
                                                       -----      -----
Income from continuing operations                       41.8       50.7
  Loss from discontinued operations, net of taxes        -         (5.7)
                                                       -----      -----
Net income                                              41.8       45.0
Preferred dividends                                      -          1.5
                                                       -----      -----
Net income available to common shareholders          $  41.8    $  43.5
                                                      ======     ======


Net income (loss) per common share:
Primary:
  Continuing operations                              $  0.81    $  0.99
  Discontinued operations                                -        (0.12)
                                                       -----      -----
Total net income                                     $  0.81    $  0.87
                                                       -----      -----

Fully diluted:
  Continuing operations                              $  0.80    $  0.96
  Discontinued operations                                -        (0.11)
                                                       -----      -----
Total net income                                     $  0.80    $  0.85
                                                       -----      -----

Dividends                                            $  0.30    $  0.30
Average common shares outstanding - primary             51.9       49.6
Average common shares outstanding - fully diluted       52.2       51.9

----------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                             Condensed Statements of Cash Flows
                                       (In millions)
                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                               1997      1996
                                                               ----      ----
Operating activities
--------------------
Income from continuing operations                            $ 41.8    $ 50.7
Earnings of non-consolidated affiliates                        (2.2)     (2.3)
Depreciation and amortization                                  26.7      33.5
Deferred taxes                                                  1.8       2.4
Change in assets and liabilities net of
 sale and purchase of businesses:
  Receivables                                                 (98.9)    (65.2)
  Inventories                                                 (12.3)    (26.8)
  Other current assets                                         (1.6)      2.5
  Accounts payable and accrued liabilities                    (45.9)    (50.9)
  Income taxes payable                                         12.9      18.0
  Noncurrent liabilities                                       (5.0)     (0.9)
  Other operating activities                                    1.1      (3.3)
                                                              -----     -----

  Net cash and cash equivalents used for operating
        activities of continuing operations                   (81.6)    (42.3)

Discontinued operations:
  Net loss                                                       -       (5.7)
  Change in net assets                                           -       13.8
                                                              -----     -----

  Net operating activities                                    (81.6)    (34.2)
                                                              -----     -----

Investing activities
--------------------
Capital expenditures                                          (13.9)    (20.7)
Disposition of property, plant and equipment                     -       20.8
Business acquired in purchase transaction                      (2.0)       -
Proceeds from sale of business                                   -        5.5
Taxes paid on sale of business                               (112.4)       -
Purchase of short-term investments                            (21.3)       -
Proceeds from sale of short-term investments                   20.7        -
Investments and advances-affiliated companies at equity        (8.6)       -
Other investing activities                                      0.1       0.5
                                                              -----     -----

  Net investing activities                                   (137.4)      6.1
                                                              -----     -----

Financing activities
--------------------
Long-term debt repayments                                      (5.0)       -
Short-term borrowings                                           1.2      38.4
Purchase of Olin common stock                                 (41.4)       -
Repayment from ESOP                                             5.0        -
Stock options exercised                                         1.2       4.0
Dividends paid                                                (15.7)    (16.4)
Other financing activities                                      -         0.1
                                                              -----     -----

  Net financing activities                                    (54.7)     26.1
                                                              -----     -----

  Net decrease in cash and cash equivalents                  (273.7)     (2.0)
Cash and cash equivalents, beginning of period                523.5       7.5
                                                              -----     -----

Cash and cash equivalents, end of period                    $ 249.8    $  5.5
                                                              =====     =====

--------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the company, reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

2. Inventory consists of the following:

                              March 31,  December 31,
                                1997        1996
                              ---------  ------------
   Raw materials and supplies $ 162.7      $ 152.9
   Work in process              149.3        144.6
   Finished goods               181.5        171.8
                               ------       ------
                                493.5        469.3
   LIFO reserve                (162.6)      (154.4)
                               ------       ------
   Inventory, net             $ 330.9      $ 314.9
                               ======       ======


   Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting; in aggregate, such valuations are not in excess of market. Elements of costs in inventories include raw material, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the consolidated financial statements at March 31, 1997, reflect certain estimates relating to inventory quantities and costs at December 31, 1997.

3. Primary earnings per share are computed by dividing net income less the ESOP preferred dividend requirement (to the date of its redemption in 1996) and the redemption adjustment (excess of fair value over book value of ESOP shares redeemed) by the weighted average number of common shares outstanding. In December 1996, the company redeemed the ESOP preferred stock with shares of common stock of equivalent value. Fully diluted earnings per share reflect the dilutive effect of stock options and assume the conversion of outstanding ESOP preferred stock, until its redemption in December 1996, into an equivalent number of common shares at the date of issuance. Net income was reduced by an additional ESOP contribution (differential between the common and the ESOP preferred dividend rates under an assumed conversion) necessary to satisfy the debt service requirement.

4. An Employee Stock Ownership Plan (ESOP) was established in June 1989. The ESOP purchased from the company approximately 1.3 million shares ($100 million) of a newly authorized 1.75 million share series of the company's ESOP preferred stock, financed by $60 million of notes guaranteed by the company and $40 million of borrowings from the company. In December 1996, all outstanding shares of ESOP preferred stock were redeemed to common stock of equivalent value. The notes guaranteed by the company have been repaid in full and the related guarantee of this debt has expired as of March 31, 1997.

5. In February 1997, the company completed its purchase of the remaining 50% of Niachlor with a final payment of $2 million to E.I. du Pont de Nemours and Company (DuPont). In December 1996, the company made an advance payment of $75 million to DuPont. This acquisition was accounted for as a purchase in 1997 and consists primarily of property, plant and equipment.

6. In January 1996, the company sold its corporate headquarters. This transaction generated a gain of approximately $7 million, which was reported in Other Income. In March 1996, the company sold its electrostatics business. This transaction did not have a material impact on the company's results of operations.

7. On December 31, 1996, the company completed the spin-off of its Ordnance and Aerospace businesses as Primex Technologies, Inc. ("Primex"). Under the terms of the spin-off, the company distributed to its holders of common stock as of the close of business on December 19, 1996, one Primex common share for every ten shares of Olin common stock. The historical operating results of these businesses are shown net of tax as discontinued operations in the condensed statements of income.

8. In December 1996, the company sold its isocyanates businesses for $565 million in cash. The company's results of operations for the three months ended March 31, 1996 include sales of $81.5 million and operating income of $19.5 million from the isocyanates businesses.

9. At the annual shareholders' meeting in April 1997, the shareholders approved an amendment to the Restated Articles of Incorporation to increase the number of authorized shares of common stock from 60 million shares to 120 million shares. The board of directors had approved this amendment in January 1997. The amendment was effective May 8, 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -------------------------------------------------

RESULTS OF OPERATIONS
---------------------
(in millions, except per share data)

CONSOLIDATED                            Three Months
                                       Ended March 31
                                       --------------
                                        1997    1996
                                        ----    ----
Sales                                 $591.2  $692.9
Gross Margin                           141.3   164.5
Selling and Administration              72.4    80.9
Interest Income                          6.0     0.3
Other Income                             3.8    10.5
Income from Continuing Operations       41.8    50.7
Net Income                              41.8    45.0
Per Common Share:
  Primary
     Income from Continuing Operations  0.81    0.99
     Net Income                         0.81    0.87
  Fully Diluted
     Income from Continuing Operations  0.80    0.96
     Net Income                         0.80    0.85

Three Months Ended March 31, 1997 Compared to 1996
--------------------------------------------------

Sales decreased 15%. On a comparable basis, excluding the sales contributed by the isocyanates businesses which were sold in December 1996, sales decreased 3% due to a 2% decrease in volumes and a 1% decrease in both metal values and selling prices, offset by a 1% increase from the inclusion of the sales from the Niachlor acquisition (February 1997).

Selling and administration expenses as a percentage of sales was 12% in 1997 and 1996. Selling and administrative expenses, excluding the selling and administration expense of the isocyanates businesses ($5.3), decreased due to lower corporate administration expenses.

Research and development expenses, excluding the impact of the sale of the isocyanates businesses ($2.2), decreased slightly.

The increase in interest income is due to the income earned on the proceeds from the sale of the isocyanates businesses.

Other income in 1996 includes the $7 million gain on the sale of the company's corporate headquarters.

The effective tax rate increased to 34.5% from 33.7%. The increase was attributable primarily to the absence of tax benefits relating to the leveraged ESOP and reduced tax benefits associated with foreign sales.

CHEMICALS                             Three Months
                                      Ended March 31,
                                      ---------------
                                      1997      1996
                                      ----      ----
Sales:
  Continuing Businesses             $327.2     $333.0
  Businesses Sold (a)                 --         81.5
                                    ------     ------
    Total Sales                     $327.2     $414.5

Operating Income:
  Continuing Businesses              $49.4      $40.9
  Businesses Sold (a)                 --         19.5
                                     -----      -----
    Total Operating Income          $ 49.4     $ 60.4
                                     =====      =====

(a) Represents the sales and operating income of the isocyanates businesses which were sold on December 4, 1996.

Three Months Ended March 31, 1997 Compared to 1996
  on a Continuing Business Basis
--------------------------------------------------

Sales decreased 2% as lower volumes and selling prices were partially offset by the inclusion of the sales of the remaining 50% of Niachlor which was acquired in 1997. Operating income increased 21% due to improved pricing and lower manufacturing costs in pool products. This improvement was offset in part by lower volumes in Microelectronic Materials due to a slower-than-expected recovery in the semiconductor industry and higher manufacturing costs at the Mesa, AZ facility. For the total year, estimated higher volumes along with increased prices are expected to enhance pool products' operating performance and more than offset the impact of expected higher raw material and packaging costs. Chlor-Alkali sales and operating income were equal to last year as the additional sales from Niachlor were offset by lower overall pricing due to a decline in caustic prices. In Biocides, the impact of higher sales volumes of antidandruff agents was more than offset by additional costs to expand production capabilities and for additional market-entry expenses. Hydrazine and propellants sales and operating income were equal to last year, while sulfuric acid's operating performance was behind last year's due to lower volumes and higher manufacturing costs.


METALS AND AMMUNITION                 Three Months
                                     Ended March 31
                                     --------------
                                      1997    1996
                                      ----    ----
Sales                               $264.0  $278.4
Operating Income                      12.1    13.2

Three Months Ended March 31, 1997 Compared to 1996
--------------------------------------------------

Sales and operating income decreased 5% and 8%, respectively. The decline in sales is due to lower metal values and reduced demand for coinage, cupping and strip products. Brass' lower shipments of cupping and strip products along with the start-up costs associated with its new tube mill at Indianapolis, IN more than offset the higher earnings at A.J. Oster and contributed to the decline in operating income. Winchester's sales and operating results were about equal to last year. Increased commercial sporting ammunition sales due to strong international demand offset declines in military shipments.


ENVIRONMENTAL

In the first three months of 1997, the company spent approximately $4 million for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1997 is estimated to be $35 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $4 million for the three months ended March 31, 1997. Charges to income for investigatory and remedial efforts were material to operating results in 1996 and may be material to net income in 1997 and future years.

The company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $148 million at March 31, 1997 and December 31, 1996, of which $113 million was classified as other noncurrent liabilities. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $75-$90 million over the next several years. While the company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and the financial capability of other potentially responsible parties and the company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the company.


LIQUIDITY, INVESTMENT ACTIVITY and OTHER FINANCIAL DATA

Cash Flow Data                       Three Months
Provided by(used for)(in millions)  Ended March 31,
                                    ---------------
                                    1997     1996
                                    ----     ----
Net Operating Activities          $(81.6)   $(34.2)
Capital Expenditures               (13.9)    (20.7)
Net Investing Activities          (137.4)      6.1
Net Financing Activities           (54.7)     26.1

Cash flow from operations and cash and cash equivalents on hand were used to finance the company's seasonal working capital requirements, capital and investment projects, dividends and the purchase of Olin common stock and for tax payments on the sale of the isocyanates businesses.

Operating Activities
--------------------

The increase in cash used for operating activities was due to lower operating income and an increased investment in working capital. Higher receivable levels, associated primarily with the Niachlor acquisition, was the primary contributor to the increase in working capital.

Investing Activities
--------------------

Capital spending of $13.9 million in 1997 was 25% lower than 1996, excluding $2.1 million of capital spending of the isocyanates businesses. For the full year 1997, capital spending is estimated to increase approximately 15-20% from 1996 (excluding $10.2 million of capital spending of the isocyanates businesses) to provide additional capacity for certain Chemicals product lines. In February 1997, the board approved a new photoresist facility in North Kingston, RI to support the rapid commercialization of advanced photoresists products. This project is scheduled for completion in the second quarter of 1998.

In February 1997, the company completed its purchase of the remaining 50% of Niachlor with a final payment of $2 million to E.I. du Pont de Nemours and Company (DuPont). In December 1996, the company made an advance payment of $75 million to DuPont. This acquisition was accounted for as a purchase in 1997 and consists primarily of property, plant and equipment.

Investment spending in 1997 was primarily attributable to the Sunbelt project (a joint venture formed by the Geon Company and the company in 1996). The plant start-up associated with this venture is estimated to be in late 1997.

In the ethylene oxide/propylene oxide derivative products businesses, the company is still seeking a buyer for part or all of its polyol, glycol and surfactants businesses at its Doe Run facility in Brandenburg, KY. The company expects to complete this transaction during 1997.

During the first quarter of 1997, the company paid taxes of approximately $112 million relating to the sale of its isocyanates businesses in December 1996.

Proceeds in 1996 from the sale of assets including the corporate headquarters and the divestment of the electrostatics business approximated $26 million.

Financing Activities
--------------------

At March 31, 1997, the company maintained committed credit facilities with banks of $262 million, of which $259 million was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future.

In 1996, the board of directors authorized the company to purchase up to 10% of the company's common stock. A portion of the proceeds from the 1996 sales of businesses will be used for this program which began in January 1997. During the first quarter of 1997, the company used $41 million to repurchase 1,035,300 shares of its common stock.

At March 31, 1997, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership Plan at year-end 1996 and March 31, 1996) was 30.6%, up from 30.4% at year-end 1996 and down from 38.9% at March 31, 1996. The decrease from March 31, 1996 was due to no domestic short-term borrowings outstanding at March 31, 1997.

New Accounting Standard
-----------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. This statement is effective for both interim and annual periods ending after December 15, 1997. The company does not expect that the application of this standard will have a material effect on its present method of calculating and reporting earnings per share.

Cautionary Statement
--------------------

Cautionary Statement under Federal Securities Laws: The information in the Results of Operations section, Environmental Matters section and the Liquidity, Investment Activity and Other Financial Data sections contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the company and its various divisions operate. Words such as

"expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Information on Future Factors which could cause actual results to differ materially from those discussed in these sections appears within such sections and in the last sentence of the section "1997 Outlook -- Cautionary Statement under Federal Securities Laws" contained in
Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations of the company's 1996 Form 10-K (page 20 of the 1996 Annual Report to Shareholders), such last sentence being incorporated by reference herein.

                              Part II -- Other Information

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

           (a)  Exhibits
                --------

       3.  Restated Articles of Incorporation, as amended through May 8, 1997

      11.  Computation of Per Share Earnings (Unaudited).

      12.  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

      27.  Financial Data Schedule.

           (b)  Reports on Form 8-K
                -------------------

      Except for a report on Form 8-K filed January 15, 1997 with respect to Items 2 and 7 thereof, no reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

                         OLIN CORPORATION
                         (Registrant)



                         By:  A.W. Ruggiero
                              ----------------------
                              A.W. Ruggiero
                              Senior Vice President and
                                Chief Financial Officer
                                (Authorized Officer)


Date:  May 12, 1997

                                 EXHIBIT INDEX

Exhibit
   No.    Description
-------   -----------

    3.  Restated Articles of Incorporation, as amended through May 8, 1997.

   11.  Computation of Per Share Earnings (Unaudited).

   12.  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

   27.  Financial Data Schedule.