Form 10-Q
period 1997-06-30
OLIN CORP
filed 1997-08-13
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997
                                -------------
                                       OR

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

As of July 31, 1997 there were outstanding 50,135,536 shares of the registrant's common stock.

                       Part I - Financial Information

Item 1.  Financial Statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                               Condensed Balance Sheets
                                      (In millions)
                                                     Unaudited
                                                      June 30,   December 31,
                                                        1997        1996
                                                    -----------  ------------
ASSETS
------
Cash and cash equivalents                             $   22.0   $  523.5
Short-term investments                                    58.7       87.3
Accounts receivable, net                                 413.5      320.5
Inventories                                              341.3      314.9
Other current assets                                      94.7       89.6
                                                       -------    -------
  Total current assets                                   930.2    1,335.8
Investments and advances                                 104.4      173.8
Property, plant and equipment
 (less accumulated depreciation
 of $1,476.0 and $1,353.1)                               741.6      657.3
Other assets                                             153.3      172.5
                                                       -------    -------
Total assets                                          $1,929.5   $2,339.4
                                                       =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
 installments of long-term debt                       $    7.8   $  138.8
Accounts payable                                         209.1      267.9
Income taxes payable                                       1.0      127.4
Accrued liabilities                                      254.1      292.3
                                                       -------    -------
  Total current liabilities                              472.0      826.4
Long-term senior debt                                    268.6      276.3
Other liabilities                                        273.9      290.7
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares.
      Issued 50.3 shares (52.2 in 1996)                   50.3       52.2
  Additional paid-in capital                             414.5      493.8
  Guaranteed ESOP obligations                               -        (5.0)
  Cumulative translation adjustment                      (12.7)      (8.6)
  Retained earnings                                      462.9      413.6
                                                       -------    -------
  Total shareholders' equity                             915.0      946.0
                                                       -------    -------
Total liabilities and
 shareholders' equity                                 $1,929.5   $2,339.4
                                                       =======    =======

--------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

               OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 Condensed Statements of Income (Unaudited)
                   (In millions, except per share amounts)

                                  Three Months        Six Months
                                  Ended June 30,      Ended June 30,
                                  --------------      --------------
                                  1997    1996       1997      1996
                                  ----    ----       ----      ----

Sales                             $632.4  $701.7     $1,223.6  $1,394.6
Operating expenses:
  Cost of goods sold               491.6   529.2        941.5   1,057.6
  Selling and administration        75.0    83.0        147.4     163.9
  Research and development           7.2     9.8         14.6      19.8
                                  ------  ------      -------   -------

    Operating income                58.6    79.7        120.1     153.3

Interest expense                     7.0     8.0         14.5      15.9
Interest income                      2.7     0.6          8.7       0.9
Other income                         4.6     5.6          8.4      16.1
                                  ------  ------      -------   -------
  Income from continuing            58.9    77.9        122.7     154.4
   operations before taxes
Income taxes                        20.3    27.2         42.3      53.0
                                  ------  ------      -------   -------
Income from continuing operations   38.6    50.7         80.4     101.4
  Income (loss) from discontinued     -      1.0           -       (4.7)
   operations, net of taxes       ------  ------      -------   -------
Net income                          38.6    51.7         80.4      96.7
Preferred dividends                   -      1.4           -        2.9
                                  ------  ------      -------   -------
Net income available to           $ 38.6  $ 50.3     $   80.4  $   93.8
 common shareholders                ====    ====         ====      ====

Net income (loss) per
 common share:
Primary:
  Continuing operations            $0.75   $0.99        $1.56    $ 1.98
  Discontinued operations             -     0.02           -      (0.10)
                                   -----   -----        -----    ------
Total net income                   $0.75   $1.01        $1.56    $ 1.88
                                   -----   -----        -----    ------

Fully diluted:
  Continuing operations            $0.75   $0.96        $1.55    $ 1.92
  Discontinued operations             -     0.02           -      (0.09)
                                   -----   -----        -----    ------
Total net income                   $0.75   $0.98        $1.55    $ 1.83
                                   -----   -----        -----    ------

Dividends                          $0.30   $0.30        $0.60     $0.60
Average common shares
 outstanding--primary               50.9    49.8         51.5      49.7
Average common shares
 outstanding--fully diluted         51.2    52.1         51.7      52.0

----------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     Condensed Statements of Cash Flows (Unaudited)
                                       (In millions)
                                                                 Six Months
                                                               Ended June 30,
                                                               --------------
                                                               1997      1996
                                                               ----      ----
Operating activities
--------------------
Income from continuing operations                            $ 80.4    $101.4
Earnings of non-consolidated affiliates                        (5.1)     (4.9)
Depreciation and amortization                                  59.5      63.9
Deferred taxes                                                 11.4       1.4
Change in assets and liabilities net of
 sale and purchase of businesses:
  Receivables                                                 (97.7)    (69.0)
  Inventories                                                 (22.7)    (30.3)
  Other current assets                                         (5.1)     (0.6)
  Accounts payable and accrued liabilities                   (107.6)    (55.4)
  Noncurrent liabilities                                       (7.4)      2.6
  Other operating activities                                   14.4      (1.9)
                                                              -----     -----

  Net cash and cash equivalents (used for) provided by
     operating activities of continuing operations            (79.9)      7.2

Discontinued operations:
  Net loss                                                       -       (4.7)
  Change in net assets                                           -        7.8
                                                              -----     -----

  Net operating activities                                    (79.9)     10.3
                                                              -----     -----

Investing activities
--------------------
Capital expenditures                                          (37.7)    (37.3)
Disposition of property, plant and equipment                     -       24.5
Business acquired in purchase transaction                      (2.0)       -
Proceeds from sale of business                                   -        5.5
Taxes paid on sale of business                               (116.4)       -
Purchase of short-term investments                            (79.4)       -
Proceeds from sale of short-term investments                  107.9        -
Investments and advances-affiliated companies at equity       (43.8)     (4.7)
Other investing activities                                     (2.2)     (1.0)
                                                              -----     -----

  Net investing activities                                   (173.6)    (13.0)
                                                              -----     -----

Financing activities
--------------------
Long-term debt repayments                                    (138.5)    (18.2)
Short-term debt borrowings (repayments)                        (0.2)     32.1
Purchase of Olin common stock                                 (85.9)       -
Repayment from ESOP                                             5.0      12.0
Stock options exercised                                         4.1       6.3
Dividends paid                                                (31.0)    (32.7)
Other financing activities                                     (1.5)      0.2
                                                              -----     -----

  Net financing activities                                   (248.0)     (0.3)
                                                              -----     -----

  Net decrease in cash and cash equivalents                  (501.5)     (3.0)
Cash and cash equivalents, beginning of period                523.5       7.5
                                                              -----     -----

Cash and cash equivalents, end of period                    $  22.0    $  4.5
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

2.   Inventory consists of the following:

                                June 30,   December 31,
                                  1997         1996
                                --------   ------------
     Raw materials and supplies  $162.4       $152.9
     Work in process              145.7        144.6
     Finished goods               198.0        171.8
                                  -----        -----
                                  506.1        469.3
     LIFO reserve                (164.8)      (154.4)
                                  -----        -----
     Inventory, net              $341.3       $314.9
                                  =====        =====

     Inventories are valued principally by the dollar value last-in, first-out
     (LIFO) method of inventory accounting; in aggregate, such valuations are not in excess of market. Elements of costs in inventories include raw material, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the consolidated financial statements at June 30, 1997, reflect certain estimates relating to inventory quantities and costs at December 31, 1997.

3. Primary earnings per share are computed by dividing net income less the ESOP preferred dividend requirement (to the date of its redemption in 1996) and the redemption adjustment (excess of fair value over book value of ESOP shares redeemed) by the weighted average number of common shares outstanding. In December 1996, the company reacquired the ESOP preferred stock with shares of common stock of equivalent value. Fully diluted earnings per share reflect the dilutive effect of stock options and assume the conversion of outstanding ESOP preferred stock, until its redemption in December 1996, into an equivalent number of common shares at the date of issuance. Net income was reduced by an additional ESOP contribution (differential between the common and the ESOP preferred dividend rates under an assumed conversion) necessary to satisfy the debt service requirement.

4. In December 1996, all outstanding shares of ESOP preferred stock were reacquired with common stock of equivalent value. The notes guaranteed by the company have been repaid in full and the related guarantee of this debt has expired as of March 31, 1997.

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

8. In December 1996, the company sold its isocyanates businesses for $565 million in cash. The company's results of operations for the three and six months ended June 30, 1996 include sales of $76.5 million and $158.0 million and operating income of $9.5 million and $29.0 million, respectively, from the isocyanates businesses.

9. At the annual shareholders' meeting in April 1997, the shareholders approved an amendment to the Restated Articles of Incorporation to increase the number of authorized shares of common stock from 60 million shares to 120 million shares. The board of directors had approved this amendment in January 1997. The amendment was effective May 8, 1997.

10. The company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar, Belgian franc, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. The counterparties to the options and contracts are major financial institutions. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (SFAS 52), a transaction is classified as a hedge when the foreign currency transaction is designated as, and is effective as, a hedge of a foreign currency commitment and the foreign currency commitment is firm. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. For foreign currency commitments that are classified as a hedge, any gain or loss on the commitment is deferred until it matures. Any gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period. Foreign currency gains and losses realized are included in the income statement in Selling and Administration. If a foreign currency transaction previously considered as a hedge is terminated before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred until the transaction date of the commitment.

     During 1992, the company swapped interest payments on $50 million principal amount of its 8% notes due 2002 to a floating rate (5.961% at June 30, 1997). In June 1995, the company offset this transaction by swapping interest payments to a fixed rate of 6.485%. Counterparties to the interest rate swap contracts are major financial institutions. The risk of loss to the company in the event of nonperformance by a counterparty is not significant. The company records the net difference between the interest spreads as Interest Expense in the income statement.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -------------------------------------------------

RESULTS OF OPERATIONS
---------------------
(in millions, except per share data)

CONSOLIDATED                      Three Months         Six Months
                                  Ended June 30,       Ended June 30,
                                 ---------------       --------------
                                 1997     1996       1997        1996
                                 ----     ----       ----        ----
Sales                           $632.4   $701.7   $1,223.6    $1,394.6
Gross Margin                     140.8    172.5      282.1       337.0
Selling & Administration          75.0     83.0      147.4       163.9
Interest Income                    2.7      0.6        8.7         0.9
Other Income                       4.6      5.6        8.4        16.1
Income from Continuing
  Operations, Net of Taxes        38.6     50.7       80.4       101.4
Net Income                        38.6     51.7       80.4        96.7
Per Common Share:
  Primary
    Income from Continuing
      Operations                  0.75     0.99       1.56        1.98
    Net Income                    0.75     1.01       1.56        1.88
  Fully Diluted
    Income from Continuing
      Operations                  0.75     0.96       1.55        1.92
    Net Income                    0.75     0.98       1.55        1.83

Three Months Ended June 30, 1997 Compared to 1996
--------------------------------------------------

Sales decreased 10%. On a comparable basis, excluding the sales contributed by the isocyanates businesses which were sold in December 1996, sales increased 1% due to a 2% increase from the inclusion of the sales from the Niachlor acquisition (February 1997) and a 1% increase in volumes offset by a 1% decrease in both metal values and selling prices.

Gross margin percentage was 22%, a decrease of 3% excluding the impact of the isocyanates businesses in 1996. Lower caustic prices and an unfavorable product mix in Microelectronic Materials more than offset higher pool prices and the impact of cost reduction programs.

Selling and administration expenses as a percentage of sales was 12% in 1997 and 1996. Selling and administrative expenses, excluding the selling and administration expense of the isocyanates businesses ($4.5), decreased in amount due to lower corporate administration expenses.

Research and development expenses, excluding the research and development expense of the isocyanates businesses ($2.5), were about equal.

The increase in interest income is due to the income earned on the proceeds from the sale of the isocyanates businesses.

Other income in 1996 included a gain on the sale of certain investment securities.

The effective tax rate decreased slightly to 34.5% from 34.9% in 1996.

Six Months Ended June 30, 1997 Compared to 1996
-----------------------------------------------

Sales decreased 12%. On a comparable basis, excluding the sales contributed by the isocyanates businesses, sales decreased 1% due to a 1% decrease each in metal values, volumes and selling prices, partially offset by a 2% increase from the inclusion of the sales from the Niachlor acquisition.

Gross margin percentages in 1997 and 1996 were about equal excluding the impact of the isocyanates businesses in 1996.

Selling and administration expenses as a percentage of sales was 12% in 1997 and 1996. Selling and administrative expenses, excluding the selling and administration expense of the isocyanates businesses ($9.0), decreased in amount due to lower corporate administration expenses.

Research and development expenses, excluding the impact of the sale of the isocyanates businesses ($4.0), decreased slightly.

The increase in interest income is due to the income earned on the proceeds from the sale of the isocyanates businesses.

Other income in 1996 includes the $7 million gain on the sale of the company's corporate headquarters.

The effective tax rate approximated 34.5% in 1997 and 1996.

CHEMICALS                     Three Months           Six Months
                              Ended June 30,        Ended June 30,
                              --------------        --------------
                              1997     1996        1997       1996
                              ----     ----        ----       ----
Sales
  Continuing Businesses     $365.0     $363.4     $692.2      $696.4
  Businesses Sold (a)           -        76.5         -        158.0
                             -----      -----      -----       -----
    Total Sales             $365.0     $439.9     $692.2      $854.4
                             =====      =====      =====       =====

Operating Income
  Continuing Businesses     $ 46.0     $ 56.2     $ 95.4      $ 97.1
  Businesses Sold (a)           -         9.5         -         29.0
                             -----      -----      -----       -----
    Total Operating Income  $ 46.0     $ 65.7     $ 95.4      $126.1
                             =====      =====      =====       =====

(a) Represents the sales and operating income of the isocyanates businesses which were sold on December 4, 1996.

Three Months Ended June 30, 1997 Compared
to 1996 on a Continuing Business Basis
-----------------------------------------

Sales were about equal to last year as lower selling prices and volumes were offset by the inclusion of the sales from the Niachlor acquisition. Operating income decreased 18% due to lower pricing in Chlor-Alkali as well as lower volumes for certain higher-margin products, higher manufacturing costs and slower than anticipated industry recovery in certain product sectors in Microelectronic Materials. In pool products, sales and operating income were equal to last year as higher pricing was offset by lower volumes due to unseasonably cool spring weather. In Biocides, higher sales volumes of antidandruff agents and lower operating expenses resulted in improved financial performance. Improved product mix contributed to hydrazine and propellants' sales increase, but the profit impact from these additional sales was offset by increased raw material costs and higher manufacturing costs due to a plant maintenance turnaround. In sulfuric acid, unfavorable manufacturing costs due to higher raw material usage and additional plant turnaround costs more than offset the additional profits from increased sales.

Six Months Ended June 30, 1997 Compared
to 1996 on a Continuing Business Basis
---------------------------------------

Sales were about equal to last year as lower selling prices and volumes were offset by the inclusion of the sales from the Niachlor acquisition. Operating income decreased slightly due to lower caustic prices in Chlor Alkali and an unfavorable product mix and higher manufacturing costs in Microelectronic Materials, which more than offset the improved pricing in pool products. In Chlor-Alkali, sales and operating income decreased from last year as lower caustic prices more than offset the impact of the additional sales from Niachlor and the impact of lower utility costs. Improved pricing contributed
to pool products' increased operating income.   For the total year, estimated
higher prices, offset in part by lower volumes, are expected to enhance pool products' operating performance and more than offset the impact of expected higher raw material and packaging costs. Biocides' improved performance was primarily due to higher volumes of antidandruff agents and marine antifoulant agents. Hydrazine and propellants' sales and operating income were equal to last year, while sulfuric acid's operating income was behind last year's due to lower volumes and higher manufacturing costs.

METALS AND AMMUNITION          Three Months           Six Months
                              Ended June 30,        Ended June 30,
                              --------------        --------------
                              1997    1996          1997    1996
                              ----    ----          ----    ----
Sales                         $267.4  $261.8        $531.4  $540.2
Operating Income                12.6    14.0          24.7    27.2

Three Months Ended June 30, 1997 Compared to 1996
-------------------------------------------------

Sales increased slightly while operating income decreased 10%. Sales increased 2% as higher volumes and a favorable product mix more than offset a decrease in metal values. Lower shipments and higher maintenance costs due in part to the shutdown taken in the second quarter this year compared with the third quarter in 1996 at the Indianapolis operations, contributed to the decrease in Brass'
operating income.   In addition, lower shipments of Fineweld     tube more than
offset the higher earnings from A.J. Oster Company. Winchester's sales and operating results were below last year due to lower commercial export sales volumes. The reduced volumes also offset the benefits of lower manufacturing costs.

Six Months Ended June 30, 1997 Compared to 1996
-----------------------------------------------

Sales and operating income decreased 2% and 9%, respectively. Sales decreased due to lower metal values and reduced ammunition shipments in Winchester. Brass' lower shipments of cupping and strip products along with the start-up costs associated with its new tube mill at Indianapolis, IN more than offset the higher earnings at A.J. Oster and contributed to the decline in operating income. Winchester's sales and operating results were behind last year. Lower commercial export volumes and reduced military shipments were the main contributors to the decrease in Winchester's financial performance.

ENVIRONMENTAL

In the first six months of 1997, the company spent approximately $11 million for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1997 is estimated to be $35 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $8 million for the six months ended June 30, 1997. Charges to income for investigatory and remedial efforts were material to operating results in 1996 and may be material to operating results in 1997 and future years.

The company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $145 million and $148 million at June 30, 1997 and December 31, 1996, of which $110 million and $113 million was classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA                        Six Months
Provided by(used for)(in millions)  Ended June 30,
                                    --------------
                                    1997     1996
                                    ----     ----
Net Operating Activities         $ (79.9)    $ 10.3
Capital Expenditures               (37.7)     (37.3)
Net Investing Activities          (173.6)     (13.0)
Net Financing Activities          (248.0)      (0.3)

Operating income and cash and cash equivalents on hand were used to finance the company's seasonal working capital requirements, long-term debt repayments, capital and investment projects, dividends, the purchase of Olin common stock and tax payments on the sale of the isocyanates businesses.

Operating Activities
--------------------

The increase in cash used for operating activities was due to lower operating income and an increased investment in working capital. Higher receivable levels associated with the Niachlor acquisition, an unusually low Brass accounts receivable level at year-end 1996, and the lower levels of accounts payable and accrued liabilities in 1997 were the major contributors to the increased investment in working capital.

Investing Activities
--------------------

Capital spending of $37.7 million in 1997 was 10% higher than 1996, excluding $2.9 million of capital spending of the isocyanates businesses which were sold in December 1996. For the full year 1997, capital spending is estimated to increase approximately 30-35% from 1996 (excluding $10.2 million of capital spending of the isocyanates businesses) to provide additional capacity for certain Chemicals product lines. In Microelectronic Materials, there are two major projects: an ultra high-purity chemical plant and distribution center in Zwijndrecht, Belgium to better serve the semiconductor industry in Europe and a photoresist facility in North Kingston, RI to support the rapid commercialization of advanced photoresists products. Both projects are expected to be completed in 1998. In May 1997, the company announced plans to construct a new biocides facility in China to support increasing demand in China and the rest of Asia for antidandruff shampoos and other personal care products that use biocides. This plant is scheduled to be on-stream by 2000.

In February 1997, the company completed its purchase of the remaining 50% of Niachlor with a final payment of $2 million to E.I. du Pont de Nemours and Company (DuPont). In December 1996, the company made an advance payment of $75 million to

DuPont. This acquisition was accounted for as a purchase in 1997 and consists primarily of property, plant and equipment.

Investment spending in 1997 was primarily attributable to the Sunbelt project (a joint venture formed by the Geon Company and the company in 1996). The plant start-up associated with this venture is estimated to be in late 1997. The company and its venture partner are pursuing a financing by the joint venture of approximately $200 million.

During the first six months of 1997, the company paid taxes of approximately $116 million relating to the sale of its isocyanates businesses in December 1996.

After an extensive review of a variety of options regarding its ethylene oxide/propylene oxide derivative products businesses at its Doe Run facility in Brandenburg, KY, the company has concluded that the maximum economic value would be realized from the retention of the non-foam polyol business, and re-positioning or selling some of the other businesses (surfactants, glycols, flexible polyols and disulfonates).

Proceeds in 1996 from the sale of assets including the corporate headquarters and the divestment of the electrostatics business approximated $30 million.

Financing Activities
--------------------

At June 30, 1997, the company maintained committed credit facilities with banks of $259 million, of which $257 million was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future.

In 1996, the board of directors authorized the company to purchase up to 10% of the company's common stock. A portion of the proceeds from the 1996 sales of businesses will be used for this program which began in January 1997. During the first six months of 1997, the company used $86 million to repurchase approximately 2,135,000 shares of its common stock.

At June 30, 1997, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership Plan at year-end 1996 and June 30, 1996) was 23.2%, down from 30.4% at year-end 1996 and 36.9% at June 30, 1996. The decrease from June 30, 1996 was due to the reduction in domestic short-term borrowings and the repayment of the 9.5% subordinated notes ($125 million).

New Accounting Standards
------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. This statement is effective for both interim and annual periods ending after December 15, 1997. The company does not expect that the application of this standard will have a material effect on its present method of calculating and reporting earnings per share.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way that segment information is to be disclosed in the financial statements along with additional information on products and services, geographic areas and major customers. The company is in the early stages of assessing the disclosure requirements of this standard which is effective for periods beginning after December 15, 1997.

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

                              Part II -- Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on April 24, 1997. Of the 52,082,729 shares of Common Stock entitled to vote at such meeting, at least 48,580,615 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors Richard E. Cavanagh as a Class I director with a term expiring in 1998, and William W. Higgins, Robert Holland, Jr., Suzanne D. Jaffe, and John P. Schaefer as Class III directors with terms expiring in 2000. Votes cast for and votes withheld in the election of Directors were as follows:

                           Votes For    Votes Withheld

     Richard E. Cavanagh  48,396,957        184,645

     William W. Higgins   48,408,324        173,278

     Robert Holland, Jr.  48,372,498        209,104

     Suzanne D. Jaffe     48,409,053        172,549

     John P. Schaefer     48,411,788        169,814

     There were no abstentions or broker nonvotes.

     The shareholders also voted on and approved a resolution to amend Article Fourth of the Corporation's Restated Articles of Incorporation. As so amended, Article Fourth gives authority to the Corporation to issue 10,000,000 shares of Preferred Stock, par value $1 per share, and 120,000,000 shares of Common Stock, par value $1 per share. Voting for the resolution amending the article were 44,863,862 shares. Voting against were 3,244,282 shares. Abstaining were 473,458 shares. There were no broker nonvotes.

     The shareholders also ratified the appointment of KPMG Peat Marwick LLP as independent auditors for the Corporation for 1997. Voting for the resolution ratifying the appointment were 48,011,481 shares. Voting against were 320,418 shares. Abstaining were 249,703 shares. There were no broker nonvotes.


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

  (a)  Exhibits
       --------

      11.  Computation of Per Share Earnings (Unaudited).

      12.  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

      27.  Financial Data Schedule.

  (b)  Reports on Form 8-K
       -------------------

      No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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


Date:  August 13, 1997

                                 EXHIBIT INDEX

Exhibit
   No.    Description
-------   -----------

   11.  Computation of Per Share Earnings (Unaudited).

   12.  Computation of Ratio of Earnings to Fixed Charges (Unaudited).

   27.  Financial Data Schedule.