Form 10-Q
period 1997-09-30
OLIN CORP
filed 1997-11-14
CIK 74303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            SEPTEMBER 30, 1997
                               ------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                               ------------------------------------------


COMMISSION FILE NUMBER                       1-1070
                        -------------------------------------------------


                               OLIN CORPORATION
     --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Virginia                                  13-1872319
     --------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   identification no.)

            501 Merritt 7, Norwalk, CT                        06851
     --------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

                                (203) 750-3000
     --------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     --------------------------------------------------------------------
       (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    NO
   -----     -----


As of October 31, 1997 there were outstanding 49,315,789 shares of the registrant's common stock.

Part I - Financial Information
  Item 1.  Financial Statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           Condensed Balance Sheets
                                 (In millions)

                                                  Unaudited
                                                 September 30,     December 31,
                                                     1997              1996
                                                 -------------     ------------
ASSETS
------
Cash and cash equivalents                         $    36.0         $    523.5
Short-term investments                                  2.0               87.3
Accounts receivable, net                              411.2              320.5
Inventories                                           338.9              314.9
Other current assets                                   92.3               89.6
                                                  ---------         ----------
  Total current assets                                880.4            1,335.8
Investments and advances                              137.1              173.8
Property, plant and equipment
 (less accumulated depreciation
  of $1,509.0 and  $1,353.1)                          746.7              657.3
Other assets                                          140.0              172.5
                                                  ---------         ----------
Total assets                                      $ 1,904.2         $  2,339.4
                                                  =========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                  $     7.2         $    138.8
Accounts payable                                      221.2              267.9
Income taxes payable                                    3.0              127.4
Accrued liabilities                                   251.8              292.3
                                                  ---------         ----------
  Total current liabilities                           483.2              826.4
Long-term senior debt                                 268.0              276.3
Other liabilities                                     255.9              290.7
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares.
      Issued 49.5 shares (52.2 in 1996)                49.5               52.2
  Additional paid-in capital                          378.4              493.8
  Guaranteed ESOP obligations                             -               (5.0)
  Cumulative translation adjustment                   (16.8)              (8.6)
  Retained earnings                                   486.0              413.6
                                                  ---------         ----------
  Total shareholders' equity                          897.1              946.0
                                                  ---------         ----------
Total liabilities and
 shareholders' equity                             $ 1,904.2         $  2,339.4
                                                  =========         ==========


-----------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  Condensed Statements of Income (Unaudited)
                    (In millions, except per share amounts)




                                                                   Three Months                          Nine Months
                                                                Ended September 30,                   Ended September 30,
                                                            ------------------------             ---------------------------
                                                              1997            1996                  1997             1996
                                                            --------        --------             ---------         ---------
Sales                                                       $  607.9        $  652.0             $ 1,831.5         $ 2,046.6
Operating expenses:
  Cost of goods sold                                           469.9           501.1               1,411.4           1,558.7
  Selling and administration                                    71.7            76.8                 219.1             240.7
  Research and development                                       7.6             9.8                  22.2              29.6
                                                            --------        --------             ---------         ---------
    Operating income                                            58.7            64.3                 178.8             217.6

Interest expense                                                 5.9             7.0                  20.4              22.9
Interest income                                                  1.1             0.4                   9.8               1.3
Other income                                                     4.2             3.2                  12.6              19.3
                                                            --------        --------             ---------         ---------
  Income from continuing operations before taxes                58.1            60.9                 180.8             215.3
Income taxes                                                    20.1            20.1                  62.4              73.1
                                                            --------        --------             ---------         ---------
Income from continuing operations                               38.0            40.8                 118.4             142.2
  Loss from discontinued operations, net of taxes                 -             (3.0)                   -               (7.7)
                                                            --------        --------             ---------         ---------
Net income                                                      38.0            37.8                 118.4             134.5
Preferred dividends                                               -              1.5                    -                4.4
                                                            --------        --------             ---------         ---------
Net income available to common shareholders                 $   38.0        $   36.3             $   118.4         $   130.1
                                                            ========        ========             =========         =========


Net income (loss) per common share:
Primary:
  Continuing operations                                     $   0.76        $   0.78             $    2.32         $    2.76
  Discontinued operations                                         -            (0.06)                   -              (0.16)
                                                            --------        --------             ---------         ---------
Total net income                                            $   0.76        $   0.72             $    2.32         $    2.60
                                                            --------        --------             ---------         ---------

Fully diluted:
  Continuing operations                                     $   0.75        $   0.75             $    2.30         $    2.67
  Discontinued operations                                         -            (0.05)                   -              (0.14)
                                                            --------        --------             ---------         ---------
Total net income                                            $   0.75        $   0.70             $    2.30         $    2.53
                                                            --------        --------             ---------         ---------

Dividends                                                   $   0.30        $   0.30             $    0.90         $    0.90
Average common shares outstanding - primary                     49.9            49.8                  51.0              49.8
Average common shares outstanding - fully diluted               50.3            52.4                  51.4              52.2


------------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                Condensed Statements of Cash Flows (Unaudited)
                                 (In millions)


                                                                       Nine Months
                                                                   Ended September 30,
                                                              -----------------------------
                                                                1997                1996
                                                              ---------          ----------
Operating activities
--------------------
Income from continuing operations                             $   118.4          $    142.2
Earnings of non-consolidated affiliates                            (7.4)               (6.9)
Depreciation and amortization                                      90.2                96.3
Deferred taxes                                                     21.8                 8.7
Change in assets and liabilities net of
 sale and purchase of businesses:
  Receivables                                                     (95.4)              (17.0)
  Inventories                                                     (20.3)               (5.7)
  Other current assets                                             (2.6)               (5.1)
  Accounts payable and accrued liabilities                       (109.0)              (80.6)
  Noncurrent liabilities                                          (10.1)                7.6
  Other operating activities                                       14.9                 0.6
                                                              ---------          ----------

  Net cash and cash equivalents provided by operating
        activities of continuing operations                         0.5               140.1

Discontinued operations:
  Net loss                                                           -                 (7.7)
  Change in net assets                                               -                  0.7
                                                              ---------          ----------
  Net operating activities                                          0.5               133.1
                                                              ---------          ----------

Investing activities
--------------------
Capital expenditures                                              (74.4)              (68.0)
Disposition of property, plant and equipment                        1.8                23.0
Business acquired in purchase transaction                          (2.0)                 -
Proceeds from sale of business                                       -                  5.5
Taxes paid on sale of businesses                                 (116.4)                 -
Purchase of short-term investments                                (84.9)                 -
Proceeds from sale of short-term investments                      170.2                  -
Investments and advances-affiliated companies at equity           (77.0)              (13.1)
Other investing activities                                         (4.0)               (2.0)
                                                              ---------          ----------

  Net investing activities                                       (186.7)              (54.6)
                                                              ---------          ----------

Financing activities
--------------------
Long-term debt repayments                                        (138.5)              (58.8)
Short-term debt (repayments) borrowings                            (1.5)                8.7
Purchase of Olin common stock                                    (127.1)                 -
Repayment from ESOP                                                 5.0                12.0
Stock options exercised                                             8.6                 6.3
Dividends paid                                                    (46.1)              (49.2)
Other financing activities                                         (1.7)                0.3
                                                              ---------          ----------

  Net financing activities                                       (301.3)              (80.7)
                                                              ---------          ----------

  Net decrease in cash and cash equivalents                      (487.5)               (2.2)
Cash and cash equivalents, beginning of period                    523.5                 7.5
                                                              ---------          ----------

Cash and cash equivalents, end of period                      $    36.0          $      5.3
                                                              =========          ==========

------------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

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

2. Inventory consists of the following:


                                 September 30,   December 31,
                                      1997           1996
                                 --------------  -------------
   Raw materials and supplies          $ 165.0        $ 152.9
   Work in process                       144.7          144.6
   Finished goods                        184.2          171.8
                                       -------        -------
                                         493.9          469.3
   LIFO reserve                         (155.0)        (154.4)
                                       -------        -------
   Inventory, net                      $ 338.9        $ 314.9
                                       =======        =======

   Inventories are valued principally by the dollar value last-in, first-out
   (LIFO) method of inventory accounting; in aggregate, such valuations are not in excess of market. Elements of costs in inventories include raw material, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the condensed financial statements at September 30, 1997, reflect certain estimates relating to inventory quantities and costs at December 31, 1997.

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

4. The company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $12 million for the nine months ended September 30, 1997 and 1996. Charges to income for investigatory and remedial efforts were material to operating results in 1996 and may be material to operating results in 1997. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $135 million at September 30, 1997 and $148 million at December 31, 1996, of which $100 million and $113 million are classified as other noncurrent liabilities, respectively.

   Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the company's ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the company.

5. The company and Asahi Glass Company have established separate ownership of two joint ventures the companies had previously formed in polyols and microelectronic packaging systems. The company is now the sole owner of Aegis, Inc., a manufacturer of metal hermetic packages that was established in 1986. Conversely, Asahi Glass Company is now the sole owner of the former Asahi-Olin joint venture in polyols that was established in 1974.

6. In October 1997, the company announced that it will sell its surfactants, fluids, non-urethane polypropylene glycol and polyethylene glycol businesses to BASF. This transaction has been approved by the boards of directors of both companies and has passed appropriate regulatory reviews. The companies are expected to complete this transaction by the end of November 1997. The company will also manufacture product for BASF at its Doe Run facility as part of a supply agreement. The company does not expect that this transaction will have a material effect on its results of operations.

7. At the annual shareholders' meeting in April 1997, the shareholders approved an amendment to the Restated Articles of Incorporation to increase the number of authorized shares of common stock from 60 million shares to 120 million shares. The board of directors had approved this amendment in January 1997. The amendment was effective May 8, 1997.

8. In February 1997, the company completed its purchase of the remaining 50% of Niachlor with a final payment of $2 million to E.I. du Pont de Nemours and Company (DuPont). In December 1996, the company made an advance payment of $75 million to DuPont. This acquisition was accounted for as a purchase in 1997 and consists primarily of property, plant and equipment.

9. In December 1996, all outstanding shares of ESOP preferred stock were reacquired with common stock of equivalent value. The notes guaranteed by the company have been repaid in full and the related guarantee of this debt has expired as of March 31, 1997.

10. In December 1996, the company sold its isocyanates businesses for $565 million in cash. The company's results of operations for the three and nine months ended September 30, 1996 include sales of $70 million and $228 million and operating income of $14 million and $43 million, respectively, from the isocyanates businesses.

11. On December 31, 1996, the company completed the spin-off of its Ordnance and Aerospace businesses as Primex Technologies, Inc. ("Primex"). Under the terms of the spin-off, the company distributed to its holders of common stock as of the close of business on December 19, 1996, one Primex common share for every ten shares of Olin common stock. The historical operating results of these businesses are shown net of tax as discontinued operations in the condensed statements of income.

12. In January 1996, the company sold its corporate headquarters. This transaction generated a gain of approximately $7 million, which was reported in Other Income. In March 1996, the company sold its electrostatics business. This transaction did not have a material impact on the company's results of operations.

13. The company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar, Belgian franc, Canadian dollar and Japanese yen) and relating to particular anticipated but not yet committed sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. The counterparties to the options and contracts are major financial institutions. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (SFAS
    52), a transaction is classified as a hedge when the foreign currency transaction is designated as, and is effective as, a hedge of a foreign currency commitment and the foreign currency commitment is firm. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. For foreign currency commitments that are classified as a hedge, any gain or loss on the commitment is deferred until it matures. Any unrealized gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period. Foreign currency gains and losses realized are included in the income statement in Selling and Administration. If a foreign currency transaction previously considered as a hedge is terminated before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred until the transaction date of the commitment.

    During 1992, the company swapped interest payments on $50 million principal amount of its 8% notes due 2002 to a floating rate (5.961% at September 30, 1997). In June 1995, the company offset this transaction by swapping interest payments to a fixed rate of 6.485%. Counterparties to the interest rate swap contracts are major financial institutions. The risk of loss to the company in the event of nonperformance by a counterparty is not significant. The company records the net difference between the interest spreads as Interest Expense in the income statement.

2.  Management's Discussion and Analysis of Financial Condition and Results of
    ---------------------------------------
    Operations.
    ----------

RESULTS OF OPERATIONS
(in millions, except per share data)

CONSOLIDATED

                                                        Three Months                        Nine Months
                                                    Ended September 30,                 Ended September 30,
                                             --------------------------------    --------------------------------
                                                   1997              1996              1997              1996
                                             --------------    --------------    --------------    --------------
Sales                                                $607.9            $652.0          $1,831.5          $2,046.6
Gross Margin                                          138.0             150.9             420.1             487.9
Selling & Administration                               71.7              76.8             219.1             240.7
Interest Income                                         1.1               0.4               9.8               1.3
Other Income                                            4.2               3.2              12.6              19.3
Income from Continuing Operations,
  Net of Taxes                                         38.0              40.8             118.4             142.2
Net Income                                             38.0              37.8             118.4             134.5
Per Common Share:
    Primary
      Income from Continuing Operations                 .76               .78              2.32              2.76
      Net Income                                        .76               .72              2.32              2.60
    Fully Diluted
      Income from Continuing Operations                 .75               .75              2.30              2.67
      Net Income                                        .75               .70              2.30              2.53

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO 1996

Sales decreased 7%. On a comparable basis, excluding the sales contributed by the isocyanates businesses which were sold in December 1996, sales increased 4% due to a 6% increase in volumes, a 1% increase in metal values and a 1% increase from the inclusion of the sales from the Niachlor acquisition (February 1997) offset by a 4% decrease in selling prices.

  Gross margin percentage was 23%, equal to last year's gross margin percentage excluding the impact of the isocyanates businesses in 1996.

  Selling and administration expenses as a percentage of sales was 12% in 1997 and 1996. Selling and administrative expenses, which were 13% as a percentage of sales in 1996 after excluding the selling and administration expense of the isocyanates businesses ($3.5), decreased in amount due to lower administration expenses.

  Research and development expenses, excluding the research and development expense of the isocyanates businesses ($2.5), were about equal.

  The effective tax rate increased to 34.5% from 33.0% in 1996. The increase was attributable primarily to reduced tax benefits associated with foreign sales.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO 1996

Sales decreased 11%. On a comparable basis, excluding the sales contributed by the isocyanates businesses, sales were about equal to last year as lower selling prices offset higher volumes and the inclusion of the sales from the Niachlor acquisition.

  Gross margin percentages in 1997 and 1996 were about equal excluding the impact of the isocyanates businesses in 1996.

  Selling and administration expenses as a percentage of sales was 12% in 1997 and 1996. Selling and administrative expenses, which were 13% as a percentage of sales in 1996 after excluding the selling and administration expense of the isocyanates businesses ($12.5), decreased in amount due to lower administration expenses.

  Research and development expenses, excluding the impact of the sale of the isocyanates businesses ($6.5), decreased slightly.

  The increase in interest income is due to the income earned on the proceeds from the sale of the isocyanates businesses.

  Other income in 1996 includes the $7 million gain on the sale of the company's corporate headquarters.

  The effective tax rate increased slightly to 34.5% from 34.0% in 1996.

CHEMICALS

                                                Three Months                        Nine Months
                                            Ended September 30,                 Ended September 30,
                                       ------------------------------    ------------------------------
                                           1997              1996            1997              1996
                                       ------------      ------------    ------------      ------------
Sales
  Continuing Businesses                   $331.3            $306.6          $1,023.5          $1,003.0
  Businesses Sold (a)                          -              70.0                 -             228.0
                                         -------           -------         ---------         ---------
     Total Sales                          $331.3            $376.6          $1,023.5          $1,231.0
                                         =======           =======         =========         =========

Operating Income
  Continuing Businesses                   $ 43.1            $ 36.1          $  138.5          $  133.2
  Businesses Sold (a)                          -              14.0                 -              43.0
                                         -------           -------         ---------         ---------
     Total Operating Income               $ 43.1            $ 50.1          $  138.5          $  176.2
                                         =======           =======         =========         =========

(a) Represents the sales and operating income of the isocyanates businesses which were sold on December 4, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO 1996 ON A CONTINUING BUSINESS BASIS

Sales were 8% ahead of last year as higher volumes and the inclusion of the sales from the Niachlor acquisition more than offset lower selling prices. Operating income increased 19%. Chlor Alkali's operating income increased slightly as higher sales volumes offset lower prices. Microelectronic Materials operating results improved over last year because of higher sales caused by stronger industry demand that has recovered from last year's downturn. In Pool Products, operating results were equal to last year as higher pricing was offset by lower volumes. In Biocides, higher sales volumes of antidandruff agents improved operating results. Higher sales volumes contributed to Hydrazine and Propellants' improved performance. Increased raw material costs more than offset the profit impact from higher volumes and improved domestic prices in ethylene oxide/propylene oxide derivative products. In Sulfuric Acid, unfavorable manufacturing costs due to higher raw material usage and additional maintenance expenses more than offset the additional profits from increased sales.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO 1996 ON A CONTINUING BUSINESS BASIS

Sales increased 2% as a 3% increase in volumes and a 2% increase due to the inclusion of the sales from the Niachlor acquisition offset a 3% decrease in selling prices. Operating income increased 4%. In Chlor-Alkali, operating income decreased from last year as lower caustic prices more than offset the impact of the additional sales from Niachlor and the impact of lower utility costs. Improved pricing contributed to Pool Products' increased operating income. Biocides' improved performance was primarily due to higher volumes of antidandruff agents and marine antifoulant agents. Higher propellant volumes contributed to the increase in Hydrazine and Propellants' sales and operating income. Microelectronic Materials' operating income declined due to an unfavorable product mix and higher manufacturing costs. In Sulfuric Acid, operating income was behind last year due to higher manufacturing costs.


METALS AND AMMUNITION

                                                Three Months                        Nine Months
                                            Ended September 30,                 Ended September 30,
                                       ------------------------------      ------------------------------
                                           1997              1996              1997              1996
                                       ------------      ------------      ------------      ------------
Sales                                        $276.6            $275.4            $808.0            $815.6
Operating Income                               15.6              14.2              40.3              41.4

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO 1996

Sales were about equal to last year as an increase in metal values in Brass offset lower shipments in Winchester. Operating income increased 10%. Brass' operating income increased due to strong demand for brass strip products and higher earnings from A.J. Oster Company which more than offset the impact of the lower volumes associated with the new tube mill at Indianapolis, IN. Winchester's sales and operating results were about equal to last year as reduced military ammunition shipments offset lower manufacturing costs.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO 1996

Sales and operating income were slightly below last year. Lower metal values along with reduced ammunition shipments in Winchester contributed to the sales decrease. Higher Brass volumes and increased earnings at A.J. Oster more than offset the start-up costs and lower volumes associated with the new tube mill at Indianapolis, IN. Winchester's sales and operating results were behind last year. Reduced military ammunition shipments was the main contributor to the decrease in Winchester's financial performance.

ENVIRONMENTAL

In the first nine months of 1997, the company spent approximately $25 million for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1997 is estimated to be $35 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $12 million for the nine months ended September 30, 1997. Charges to income for investigatory and remedial efforts were material to operating results in 1996 and may be material to operating results in 1997 and future years.

The company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $135 million and $148 million at September 30, 1997 and December 31, 1996, of which $100 million and $113 million was classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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


LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA
Provided by (used for) (in millions)

                                                         Nine Months
                                                     Ended September 30,
                                             ---------------------------------
                                                   1997               1996
                                             --------------     --------------
Net Operating Activities                            $    .5             $133.1
Capital Expenditures                                  (74.4)             (68.0)
Net Investing Activities                             (186.7)             (54.6)
Net Financing Activities                             (301.3)             (80.7)

Operating income and cash and cash equivalents on hand were used to finance the company's seasonal working capital requirements, long-term debt repayments, capital and investment projects, dividends, the purchase of Olin common stock and tax payments on the sale of the isocyanates businesses.

OPERATING ACTIVITIES

The decrease in cash provided by operating activities was due to lower operating income and an increased investment in working capital. Higher receivable levels associated with the Niachlor acquisition, the increased demand from the semiconductor industry, higher Winchester receivables due to the discontinuation of an ammunition prepayment program and an unusually low Brass accounts receivable level at year-end 1996 along with lower levels of accounts payable and accrued liabilities in 1997 were the major contributors to the increased investment in working capital.

INVESTING ACTIVITIES

Capital spending of $74.4 million in 1997 was 21% higher than 1996, excluding $6.5 million of capital spending of the isocyanates businesses which were sold in December 1996. For the full year 1997, capital spending is estimated to increase approximately 20-25% from 1996 (excluding $10.2 million of capital spending of the isocyanates businesses) to provide additional capacity for certain Chemicals product lines. In Microelectronic Materials, there are two major projects: an ultra high-purity chemical plant and distribution center in Zwijndrecht, Belgium to better serve the semiconductor industry in Europe and a photoresist facility in North Kingston, RI to support the rapid commercialization of advanced photoresists products. Both projects are expected to be completed in 1998. In addition, the company announced plans to construct a new biocides facility in China to support increasing demand in China and the rest of Asia for antidandruff shampoos and other personal care products that use biocides. This plant is scheduled to be on-stream during the year 2000.

In February 1997, the company completed its purchase of the remaining 50% of Niachlor with a final payment of $2 million to E.I. du Pont de Nemours and Company (DuPont). In December 1996, the company made an advance payment of $75 million to DuPont. This acquisition was accounted for as a purchase in 1997 and consists primarily of property, plant and equipment.

Investment spending in 1997 was primarily attributable to the Sunbelt project (a joint venture formed by the Geon Company and the company in 1996). The plant start-up associated with this venture is estimated to be in late November. The company and its venture partner are pursuing a financing by the joint venture of approximately $200 million.

During the first nine months of 1997, the company paid taxes of approximately $116 million relating to the sale of its isocyanates businesses in December 1996.

The company and Asahi Glass Company have established separate ownership of two joint ventures the companies had previously formed in polyols and microelectronic packaging systems. The company is now the sole owner of Aegis, Inc., a manufacturer of metal hermetic packages that was established in 1986. Conversely, Asahi Glass Company is now the sole owner of the former Asahi-Olin joint venture in polyols that was established in 1974.

After an extensive review of a variety of options regarding its ethylene oxide/propylene oxide derivative products businesses at its Doe Run facility in Brandenburg, KY, the company has concluded that the maximum economic value would be realized from the retention of the non-foam polyol business, and re-positioning or selling some of the other businesses (surfactants, glycols, flexible polyols and disulfonates). In October 1997, the company announced that it will sell its surfactants, fluids, non-urethane polypropylene glycol and polyethylene glycol businesses to BASF. This transaction has been approved by the boards of directors of both companies and has passed appropriate regulatory reviews. The companies are expected to complete this transaction by the end of November 1997. The company will also manufacture product for BASF at its Doe Run facility as part of a supply agreement. The company does not expect that this transaction will have a material effect on its results of operations.

Proceeds in 1996 from the sale of assets including the corporate headquarters and the divestment of the electrostatics business approximated $30 million.


FINANCING ACTIVITIES

At September 30, 1997, the company maintained committed credit facilities with banks of $258 million, all of which was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future.

In 1996, the board of directors authorized the company to purchase up to 10% of the company's common stock. A portion of the proceeds from the 1996 sales of businesses will be used for this program which began in January 1997. During the first nine months of 1997, the company used $127 million to repurchase approximately 3.1 million shares of its common stock.

At September 30, 1997, the percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership Plan at year-end 1996 and September 30, 1996) was 23.5%, down from 30.4% at year-end 1996 and 33.5% at September 30, 1996. The decrease from September 30, 1996 was due the reduction in domestic short-term borrowings and the repayment of the 9.5% subordinated notes ($125 million).


NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. This statement is effective for both interim and annual periods ending after December 15, 1997. The company does not expect that the application of this standard will have a material effect on its present method of calculating and reporting earnings per share.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which established standards for the way that segment information is to be disclosed in the financial statements along with additional information on products and services, geographic areas and major customers. The company is still assessing the disclosure requirements of this standard which is effective for periods beginning after December 15, 1997.


YEAR 2000 COMPUTER SYSTEMS

The company is currently studying the impact of upgrading its information technology systems, including its related costs, relating to the Year 2000. The company is reviewing all internal processes and hardware and software issues, and is also discussing with its vendors and customers the possibility of any interface difficulties which may affect the company. To date, no significant concerns have been identified.


CAUTIONARY STATEMENT

Cautionary Statement under Federal Securities Laws: The information in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the company and its various divisions operate. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Information on Future Factors which could cause actual results to differ materially from those discussed in these sections appears within such sections and in the last sentence of the section "1997 Outlook -- Cautionary Statement under Federal Securities Laws" contained in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations of the company's 1996 Form 10-K (page 20 of the 1996 Annual Report to Shareholders), such last sentence being incorporated by reference herein.

                          Part II - Other Information


Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

      On July 1, 1997, Olin issued 122 shares of its Common Stock to a retired director in connection with a deferred director compensation plan pursuant to a
Section 4(2) exemption from the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              10. Form of Executive Agreement, effective October 3, 1997.

              11. Computation of Per Share Earnings (Unaudited).

              12. Computation of Ratio of Earnings to Fixed Charges (Unaudited).

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OLIN CORPORATION
                             (Registrant)



                             By: /s/ A.W. Ruggiero
                                 ------------------------------
                                 A.W. Ruggiero
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Authorized Officer)



Date:  November 13, 1997

                                 EXHIBIT INDEX



Exhibit
  No.      Description
-------    -----------

10.        Form of Executive Agreement, effective October 3, 1997.

11.        Computation of Per Share Earnings (Unaudited).

12.        Computation of Ratio of Earnings to Fixed Charges (Unaudited).

27.        Financial Data Schedule.