Form 10-K
period 1997-12-31
OLIN CORP
filed 1998-03-13
CIK 74303

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the fiscal year ended December 31, 1997

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

                                                     06856-4500
             501 Merritt 7                           (Zip Code)
             P.O. Box 4500
              Norwalk, CT
    (Address of principal executive
               offices)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
                               ----------------
  As of January 31, 1998, the aggregate market value of registrant's common stock held by non-affiliates of registrant was approximately $2,077,241,166.

                               ----------------
  As of January 31, 1998, 48,789,078 shares of the registrant's common stock were outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS FORM
                           10-K AS INDICATED HEREIN:

                                                       PART OF 10-K
                       DOCUMENT                   INTO WHICH INCORPORATED
                       --------                   -----------------------
      1997 Annual Report to Shareholders of Olin    Parts I, II, and IV
       Proxy Statement relating to Olin's 1998           Part III
            Annual Meeting of Shareholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Norwalk, Connecticut. It is a manufacturer concentrated in chemicals, metals and ammunition. The chemicals segment is divided into three areas or divisions: Chlor-alkali, Chemicals and Microelectronic Materials. Chlor-alkali includes chlor-alkali products, sodium hydrosulfite and high strength bleach products. Chemicals includes pool chemicals, biocides, sulfuric acid, hydrazine, polyols and propylene glycols. Microelectronic Materials includes image-forming and related specialty chemicals and electronic interconnect materials and services. The metals and ammunition segment is divided into two divisions: the Brass Division and the Winchester Division. Products in the metals and ammunition segment include copper and copper alloy sheet, strip, rod, wire, tube and fabricated parts, stainless steel strip and sporting ammunition.

  Information as to the sales and assets attributable to each of Olin's industry segments for each of the last three fiscal years appears on page 24 of the 1997 Annual Report to Shareholders of Olin ("Shareholders Report") and in Exhibit 13 hereto. Such information in Exhibit 13 with respect to the last three fiscal years is incorporated by reference in this Report.* Information as to operating income of Olin's industry segments for each of the last three fiscal years contained on page 24 of the Shareholders Report and in Exhibit 13 hereto is incorporated herein by reference as contained in Exhibit 13.

  The term "Olin" as used herein means Olin Corporation and its subsidiaries unless the context indicates otherwise.


--------
* Except for material that is both contained in Exhibit 13 hereto and incorporated herein by reference herein, the Shareholders Report is not "filed" as part of this Report.

PRODUCTS AND SERVICES

  The following is a list of the principal and certain other products and services provided by Olin and its affiliates as of December 31, 1997 within each industry segment. Principal products on the basis of annual sales are highlighted in bold face.

                                   CHEMICALS

                                                                            MAJOR RAW MATERIALS
PRODUCT LINE OR                                                              & COMPONENTS FOR
DIVISION         PRODUCTS & SERVICES  MAJOR END-USES   PLANTS & FACILITIES*  PRODUCTS/SERVICES
---------------  ------------------- ----------------  -------------------- -------------------
Chlor-alkali
Chlor-alkali      CHLORINE/CAUSTIC   Pulp & paper       Augusta, GA          salt,
                  SODA               processing,        Charleston, TN       electricity
                                     chemical           McIntosh, AL
                                     manufacturing,     Niagara Falls,
                                     water              NY
                                     purification,
                                     manufacture of
                                     vinyl chloride,
                                     bleach, swimming
                                     pool chemicals &
                                     urethane
                                     chemicals
-----------------------------------------------------------------------------------------------
Other Chlor-      Sodium             Paper, textile &   Augusta, GA          caustic soda,
 alkali           Hydrosulfite       clay bleaching     Charleston, TN       sulfur dioxide
 Products                                               Salto, Brazil
            -----------------------------------------------------------------------------------
                  HyPure(TM)         Industrial &       Charleston, TN       chlorine,
                  products           institutional                           caustic
                                     cleaners,                               soda
                                     textile
                                     bleaching
-----------------------------------------------------------------------------------------------
Chemicals
Pool              HTH(R), SOCK-      Residential &      Charleston, TN       chlorine, lime,
 Chemicals        IT(R)              commercial pool    Igarassu, Brazil     caustic soda
                  PULSAR(R), SUPER   sanitizing,         (Nordesclor
                  SOCK-IT(R),        water              S.A.)
                  DURATION(R) &      purification       Salto, Brazil
                  CCH(R) CALCIUM                        Kempton Park,
                  HYPOCHLORITE                           S. Africa
                                                         (Aquachlor
                                                         (Proprietary)
                                                        Ltd.)
            -----------------------------------------------------------------------------------
                  PACE(R)            Residential &      Anaheim, CA          chlorine,
                  CHLORINATED        commercial pool    Amboise, France      caustic
                  ISOCYANURATES**    sanitizing,                             soda, urea
                                     water
                                     purification
-----------------------------------------------------------------------------------------------
Biocides          Omacide(R),        Antidandruff       Rochester, NY        pyridine, zinc
                  IPBC,              agents             Swords, Ireland      & copper salts,
                  Triadine(R)        in shampoo; pre-                        chlorine,
                  Biocides,          servative in                            iodine
                  Zinc Omadine(R),   metal working
                  Copper             fluids, coat-
                  Omadine(R) &       ings, adhesives
                  Sodium             & plastics; an-
                  Omadine(R)         tifouling agent
                  Biocides           in marine
                                     paints; archi-
                                     tectural paints
                                     & coatings
            -----------------------------------------------------------------------------------
                  Custom chemicals   Finished           Rochester, NY
                  manufacturing      products for
                                     agricultural,
                                     photo-
                                     graphic, hair
                                     dye & general
                                     chemical
                                     industries
-----------------------------------------------------------------------------------------------
Performance       Flexible polyols   Intermediate for   Punta Camacho,       propylene
 Urethanes &                         flexible foam       Venezuela           oxide,
 Organics                            used in                                 ethylene oxide,
                                     furniture,                              glycerine
                                     bedding, carpet
                                     underlay,
                                     transportation,
                                     packaging
            -----------------------------------------------------------------------------------
                  Specialty          Elastomers,        Brandenburg, KY      propylene
                  polyols            adhesives,         Punta Camacho,       oxide,
                                     coatings,           Venezuela           ethylene oxide,
                                     sealants & rigid                        glycerine
                                     foam
            -----------------------------------------------------------------------------------
                  Urethane systems   Packaging &        Salto, Brazil        polyols,
                                     insulation                              methylene
                                                                             diphenyl
                                                                             diisocyanate

-------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.
** Product is distributed and not manufactured.

                                                                                 MAJOR RAW MATERIALS
 PRODUCT LINE OR                                                                  & COMPONENTS FOR
 DIVISION        PRODUCTS & SERVICES  MAJOR END-USES        PLANTS & FACILITIES*  PRODUCTS/SERVICES
 --------------- ------------------- -------------------    -------------------- -------------------
                  Glycols & glycol    Household,             Brandenburg, KY      ethylene oxide,
                  Ethers              industrial &                                propylene oxide,
                                      institutional                               nonylphenol
                                      cleaners,                                   alcohols
                                      personal care
                                      products &
                                      antifreeze
            ----------------------------------------------------------------------------------------
                  Nonionic            Household,             Punta Camacho,       ethylene oxide
                  surfactants         industrial &            Venezuela
                                      institutional
                                      cleaners, Oil
                                      field chemicals
            ----------------------------------------------------------------------------------------
                  Contract            Various                Brandenburg, KY
                  manufacturing
----------------------------------------------------------------------------------------------------
 Hydrazine        Hydrazine           Intermediate in        Lake Charles, LA     chlorine,
                  solutions &         blowing agents &       McIntosh, AL         caustic
                  hydrazine-based     agricultural                                soda, ammonia,
                  propellants         chemicals;                                  dimethylamine,
                                      boiler water                                monomethylamine
                                      treatment,
                                      rocket &
                                      satellite
                                      propellants
----------------------------------------------------------------------------------------------------
 Acids            Virgin &            Petroleum              Beaumont, TX         sulfur, oxygen
                  regenerated         refining, pulp &       Shreveport, LA
                  sulfuric acid       paper chemicals
----------------------------------------------------------------------------------------------------
Microelectronic Materials

 Electronic       High purity         Used as process        Chandler, AZ         various acids
  Chemicals       acids &             aids in                Mesa, AZ             & solvents,
                  solvents,           semiconductor          Seward, IL           ammonia-based
                  dopants,            manufacturing          Zwijndrecht,         etchants
                  vapor deposition                           Belgium
                  chemicals,
                  specialty
                  etchants,
                  chemical
                  management
                  services
      ----------------------------------------------------------------------------------------------
                  Photoresists &      Used as                Brandenburg, KY      diazo compounds,
                  polyimides          semiconductor          East Providence,     rubber polymers,
                                      components             RI                   novolak
                                      and/or as              Tempe, AZ            polymers,
                                      process aids in        Zwijndrecht,         solvents,
                                      semiconductor          Belgium              photoinitiators,
                                      manufacturing &        Shizuoka, Japan      polyimide
                                      flat panel              (FUJIFILM OLIN      polymers
                                      displays                Co., Ltd.)
                                                             Hsin-chu, Taiwan
                                                              (FUJIFILM OLIN
                                                              Taiwan Co.,
                                                             Ltd.)
----------------------------------------------------------------------------------------------------
 Interconnect     High performance    Integrated             Manteca, CA          specialty
  Materials       integrated          circuits &                                  aluminum
                  circuit             multi-chip                                  alloys &
                  packaging           modules for                                 specialty
                  materials           computer,                                   adhesives
                                      telecommunications,
                                      instrumentation
                                      & automotive
                                      products
      ----------------------------------------------------------------------------------------------
                  High                All industry           New Bedford, MA      all metals,
                  performance,        market segments;                            metal
                  high                computer,                                   alloys, metal
                  reliability,        communications,                             matrix
                  hermetic metal      medical,                                    composites,
                  packages for the    industrial,                                 special alloys
                  microelectronics    instrumentation,                            and
                  industry            automotive,                                 glasses
                                      consumer,
                                      aerospace and
                                      military



--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated.
    Sites manufacture, distribute or market one or more of the identified products or services.

                             METALS AND AMMUNITION

                                                                             MAJOR RAW MATERIALS
 PRODUCT LINE OR                                                              & COMPONENTS FOR
 DIVISION        PRODUCTS & SERVICES  MAJOR END-USES    PLANTS & FACILITIES*  PRODUCTS/SERVICES
 --------------- ------------------- ----------------   -------------------- -------------------
 Olin Brass       COPPER & COPPER    Electronic          Bryan, OH            copper, zinc &
                  ALLOY SHEET &      connectors, lead    East Alton, IL       other
                  STRIP              frames,             Indianapolis, IN     nonferrous
                  (STANDARD &        electrical          Waterbury, CT        metals
                  HIGH               components,         Iwata, Japan
                  PERFORMANCE)       communications,      (Yamaha-Olin
                                     automotive,          Metal
                                     builders'           Corporation)
                                     hardware,
                                     coinage,
                                     ammunition
      ------------------------------------------------------------------------------------------
                  Network of         Electronic          Allentown, PA        copper & copper
                  metals             connectors,         Alliance, OH         alloy sheet,
                  service centers    electrical          Caguas, PR           strip, rod,
                                     components,         Carol Stream, IL     tube & steel &
                                     communications,     Warwick, RI          aluminum strip
                                     automotive,         Watertown, CT
                                     builders'           Yorba Linda, CA
                                     hardware,
                                     household
                                     products
      ------------------------------------------------------------------------------------------
                  Beryllium          High performance    East Alton, IL       beryllium
                  copper strip       electronic                               copper
                                     applications
      ------------------------------------------------------------------------------------------
                  POSIT-BOND(R)      Coinage strip &     East Alton, IL       cupronickel,
                  CLAD METAL         blanks                                   copper &
                                                                              aluminum
      ------------------------------------------------------------------------------------------
                  ROLLED COPPER      Printed circuit     Waterbury, CT        copper, zinc &
                  FOIL,              boards,                                  other
                  COPPERBOND(R)      electrical &                             nonferrous
                  FOIL,              electronic,                              metals,
                  STAINLESS STEEL    automotive                               stainless steel
                  STRIP
      ------------------------------------------------------------------------------------------
                  COPPER ALLOY       Utility             Cuba, MO             copper, zinc &
                  SEAMLESS &         condensers,         Indianapolis, IN     other
                  WELDED TUBE        industrial heat                          nonferrous
                                     exchangers,                              metals
                                     refrigeration &
                                     air
                                     conditioning,
                                     builders'
                                     hardware,
                                     automotive
      ------------------------------------------------------------------------------------------
                  Fabricated         Builders'           East Alton, IL       brass &
                  products           hardware,                                stainless
                                     cartridge cases,                         steel strip
                                     shaped charge
                                     cones,
                                     transportation,
                                     household &
                                     recreational
                                     products
      ------------------------------------------------------------------------------------------
                  Copper & copper    Fasteners,          Indianapolis, IN     copper, zinc &
                  alloy rod &        electrical &                             other
                  wire               electronic                               nonferrous
                                     connectors,                              metals
                                     transportation,
                                     plumbing &
                                     builders'
                                     hardware
------------------------------------------------------------------------------------------------
 Winchester       WINCHESTER(R)      Hunters &           East Alton, IL       brass, lead,
                  SPORTING           recreational        Geelong,             steel,
                  AMMUNITION         shooters, law       Australia            plastic,
                  (SHOT-             enforcement                              propellant,
                  SHELLS, SMALL      agencies                                 explosives
                  CALIBER
                  CENTERFIRE &
                  RIMFIRE
                  AMMUNITION)
      ------------------------------------------------------------------------------------------
                  Small caliber      Infantry and        East Alton, IL       brass, lead,
                  military           mounted weapons                          propellant,
                  ammunition                                                  explosives
      ------------------------------------------------------------------------------------------
                  Government-        Maintenance and     Independence, MO     brass, lead,
                  owned              operation of                             propellant,
                  arsenal            U.S. Army small                          explosives,
                  operation (GOCO)   caliber military                         government-
                                     ammunition                               supplied
                                     production plant                         components
                             -------------------------------------------------------------------
                                     Maintenance of      Baraboo, WI          subcontracted &
                                     U.S. Army laid-                          government-
                                     away production                          supplied
                                     plant                                    components
      ------------------------------------------------------------------------------------------
                  Industrial         Maintenance         East Alton, IL       brass, lead,
                  products (8        applications in     Geelong,             plastic,
                  gauge loads &      power & concrete    Australia            propellant,
                  powder-actuated    industries,                              explosives
                  tool loads)        powder-actuated
                                     tools in
                                     construction
                                     industry

--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated.
    Sites manufacture, distribute or market one or more of the identified products or services.

1997 DEVELOPMENTS

  On October 22, 1997, Olin announced that it had entered into an agreement to sell its surfactants, fluids, non-urethane polypropylene glycol and polyethylene glycol businesses at its Doe Run facility in Brandenburg, Kentucky to BASF. This sale was concluded in November 1997. Olin will continue to produce certain of these products for BASF under a three-year supply agreement.

  On October 7, 1997, Olin and Asahi Glass Company announced that they have established separate ownership of two joint ventures the companies had previously formed in polyols and microelectronic packaging systems. Olin is now the sole owner of Aegis, Inc., a Massachusetts-based manufacturer of metal hermetic packages, and Asahi Glass Company is the sole owner of the former Asahi-Olin joint venture in polyols that was established in Kashima, Japan. This former Japanese joint venture manufactures flexible polyols which are used in conjunction with toluene diisocyanate (TDI) in the creation of polyurethane foams for furniture cushioning, carpet padding and related uses.

  On February 10, 1997, Olin announced it completed its planned purchase of DuPont's remaining 50% share of the two companies' Niachlor joint venture chlor-alkali plant in Niagara Falls, New York.

  In October 1996, the Board of Directors of Olin authorized the purchase of up to 5 million shares, or approximately 10%, of the outstanding common stock under a share repurchase program which began in January 1997. During 1997, Olin repurchased 3,827,100 shares.

INTERNATIONAL OPERATIONS

  Olin has sales offices and subsidiaries in various countries which support the worldwide export of products from the United States as well as overseas production facilities. In addition, Olin has manufacturing interests, both direct and through joint ventures, in several foreign countries.

  An Olin subsidiary in Ireland manufactures biocides for personal care and industrial applications; a Brazilian subsidiary manufactures urethane systems and solution sodium hydrosulfite. A microelectronic materials subsidiary located in Belgium manufactures certain chemicals for the semiconductor industry. Hydrochim, S.A., a French subsidiary, is an isocyanurate repacking operation that distributes swimming pool chemicals to the trade. Etoxyl, C.A., a Venezuelan subsidiary, manufactures urethane polyols, surfactants and other specialty chemicals.

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

  An Olin subsidiary loads and packs sporting and industrial ammunition in Australia. The geographic segment data contained in the Note "Segment Information" of the Notes to Financial Statements on page 36 of the Shareholders Report and contained in Exhibit 13 hereto are incorporated by reference in this Report as contained in Exhibit 13.

CUSTOMERS AND DISTRIBUTION

  During 1997, no single customer accounted for more than 2.1% of Olin's total consolidated sales. Products which Olin sells to industrial or commercial users or distributors for use in the production of other products constitute a major part of Olin's total sales. Some of its products, such as pool chemicals, sporting ammunition and brass, are sold to a large number of users or distributors, while others, such as certain industrial chemicals, are sold in substantial quantities to a relatively small number of industrial users.

  Most of Olin's products and services are marketed primarily through its sales force and sold directly to various industrial customers, the U.S. Government and its prime contractors, to wholesalers and other distributors.

  Chemicals. Principal customers of Olin's chemicals products include the pulp and paper industries, vinyl chloride manufacturers, household and industrial cleaner suppliers, municipal and industrial wastewater treatment companies, specialty chemical manufacturers, automotive companies, packaging suppliers, the refrigeration industry, manufacturers of adhesives, coatings, elastomers and sealants, suppliers of various consumer products including shampoos and swimming pool sanitizers, semiconductor manufacturers, and defense contractors. Principal customers of Olin's interconnect materials business are suppliers to semiconductor manufacturers and major computer and telecommunications manufacturers.

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

  The principal users of the Winchester Division's products are recreational shooters, hunters, law enforcement agencies, the power and concrete industries, the construction industry, the U.S. Armed Forces and certain allied governments.

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

COMPETITION

  Olin is in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses. With respect to certain product groups, such as ammunition and copper alloys, and with respect to certain individual products, such as pool chemicals, anti-dandruff agents, caustic soda and chlorine, Olin is among the large manufacturers or distributors in the United States. With respect to its many other products, Olin's share of total domestic sales varies greatly.

EMPLOYEES

  As of December 31, 1997, Olin had approximately 9,800 employees (excluding approximately 1,100 employees at Government-owned, contractor-operated facilities and excluding employees of disposed businesses), approximately 9,100 of whom were working in the United States and approximately 700 of whom were working in foreign countries. A majority of the hourly-paid employees are represented, for purposes of collective bargaining, by various labor unions. Some labor contracts extend for as long as five years, but during each year new agreements must be negotiated in a number of Olin's plants. Olin is currently engaged in negotiations for a new labor agreement at its Niachlor facility in Niagara Falls, NY. In addition, Olin has one major labor contract scheduled to expire in 1998. While relations between Olin and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without work stoppages. No major work stoppages have occurred in the last three years.

RESEARCH ACTIVITIES; PATENTS

  Olin's research activities are conducted both on a product-group and corporate-wide basis at a number of facilities. Company-sponsored research expenditures were approximately $29 million during 1997, $39 million during 1996 and $34 million during 1995.

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

RAW MATERIALS AND ENERGY

  Olin purchases the major portion of its raw material requirements. The principal basic raw materials purchased by Olin for its production of chemicals are various hydrocarbons and derivatives, salt, lime, electricity, propylene oxide, ethylene oxide, sulfur, pyridine and ammonia. Copper, zinc and various other nonferrous metals are required for the metals business. Lead, brass and propellant are the principal raw materials used in the ammunition business. Olin's principal basic raw materials are typically purchased pursuant to multiyear contracts. In addition, Olin uses many chemicals produced in its own operations as raw materials, intermediates or processing agents in the production of various other chemical products. In the manufacture of ammunition, Olin uses a substantial percentage of its own output of cartridge brass. Additional information with respect to specific raw materials is set forth in the table above under the caption entitled "Products and Services."

  Electricity is the predominant energy source for Olin's manufacturing facilities. Most of Olin's facilities are served by utilities which generate electricity principally from coal, hydro and nuclear power.

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS

                                                                  1997 1996 1995
                                                                  ---- ---- ----
                                                                  (IN MILLIONS)
      Cash Outlays:
        Remedial and Investigatory Spending...................... $31  $30  $25
        Capital Spending.........................................   5    6    8
        Plant Operations.........................................  23   35   34
                                                                  ---  ---  ---
      Total Cash Outlays......................................... $59  $71  $67
                                                                  ===  ===  ===

  The establishment and implementation of federal, state and local standards to regulate air, water and land quality has affected and will continue to affect substantially all of Olin's manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. Olin is enrolled in the United States Environmental Protection Agency's Voluntary Industrial Toxics Reduction Program. Olin employs waste minimization and pollution prevention programs at its manufacturing sites.

  Olin is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1997, 1996 and 1995 and may be material to net income in future years. Such charges to income were $19 million, $70 million and $24 million in 1997, 1996 and 1995, respectively.

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

  Olin's estimated environmental liability at the end of 1997 was attributable to 46 sites, 18 of which were on the National Priority List ("NPL"). Ten sites accounted for approximately 81% of such liability and, of the remaining sites, no one site accounted for more than 2% of such liability. One of these ten sites is in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either Olin, the United States Environmental Protection Agency ("EPA") or other potentially responsible parties ("PRPs") and a Record of Decision ("ROD") or its equivalent has not been issued. At another seven of the ten sites, a ROD or its equivalent has been issued by either the EPA or responsible state agency and Olin, either alone or as a member of a PRP group, was engaged in performing the remedial measures required by that ROD. At the remaining two of the ten sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All ten sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

  Total environmental-related cash outlays for 1998 are estimated to be $65 million, of which $30 million is expected to be spent on remedial and investigatory efforts, $8 million on capital projects and $27 million on normal plant operations.

  Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $65-90 million over the next several years. While Olin does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and Olin's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against Olin. At December 31, 1997, Olin had estimated additional environmental contingent liabilities of $41 million.

  See also Item 3, "Legal Proceedings" below, the Note "Environmental" of the Notes to Financial Statements contained in the Shareholders Report and Exhibit 13 hereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated in this Report for additional information regarding environmental matters affecting Olin.

ITEM 2. PROPERTIES

  Olin has manufacturing sites at 27 separate locations in 16 states and Puerto Rico and six manufacturing sites in six foreign countries. Most manufacturing sites are owned although a number of small sites are leased. Listed under Item 1 above in the table set forth under the caption "Products and Services" are the locations at or from which Olin's products and services are manufactured, distributed or marketed by segment.

  Olin leases warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments throughout the country and overseas.

ITEM 3. LEGAL PROCEEDINGS

  (a) In 1979, an action was commenced in the U.S. District Court in New York by the United States against Occidental Chemical Corporation (then known as Hooker Chemical & Plastics Corporation) ("Oxychem"), certain related companies, Olin and the City of Niagara Falls, New York, alleging that chemical wastes are migrating in violation of environmental laws or regulations from a site in Niagara Falls where Oxychem and Olin own adjacent, inactive chemical waste landfills. The United States sought injunctive relief and an order requiring Oxychem and Olin, among other things, to secure the landfill site, install a leachate collection system and treat whatever leachate is collected, as well as an order requiring Oxychem and Olin to place $16.5 million in trust or provide a bond to ensure that the site will be secured. The United States also sought civil penalties for each day of alleged violation of the Clean Water Act which currently has a maximum daily penalty of $27,500.

  In 1980, the State of New York filed a complaint as co-plaintiff in the same action based upon essentially the same factual allegations as in the suit brought by the United States. The State is seeking $100 million in compensatory damages and $100 million in punitive damages. The State also requested a court order to abate the alleged nuisance and penalties of $10,000 per day for alleged violations of each of four provisions of New York's Environmental Conservation Law. In 1983, the State filed a motion to amend its complaint to include a count under CERCLA (Comprehensive Environmental Response, Compensation and Liability Act of 1980) alleging damage to natural resources. In 1986, the Department of Justice filed a motion to amend its complaint to include a CERCLA and SARA (Superfund Amendments and Reauthorization Act of 1986) count. Oxychem and Olin have filed an opposition to the motions and the court deferred a ruling on both motions.

  Under stipulations, Olin and Oxychem conducted a remedial investigation and feasibility study. In 1990, EPA issued a Proposed Remedial Action Plan followed by a Record of Decision ("ROD"). The EPA selected remedy was estimated to cost $30 million. In 1991, the EPA issued an administrative order directing Olin and Oxychem to implement the remedy identified in the ROD. Olin and Oxychem have commenced performance of the remedy identified in such order. Olin and Oxychem are currently negotiating with the U.S. Environmental Protection Agency ("EPA") to resolve EPA's claim for oversight costs on the project. Olin and Oxychem will share the cost of the remedy in an agreed-upon proportion. Olin believes that any liability incurred by it in this matter will not be materially adverse to its financial condition or liquidity and, with respect to non-environmental claims, its results of operations. See "Environmental Matters" contained in
Item 7--Management's Discussion and Analysis and Financial Condition and Results of Operations.

  (b) In 1987, the EPA issued a ROD recommending remedial actions and ecological studies with respect to mercury contamination at the site of Olin's former mercury cell chlor-alkali plant in Saltville, Virginia. EPA, under
Section 122 of CERCLA, asked Olin to undertake the work called for in the ROD, and Olin agreed to do so. In November 1988, Olin submitted to EPA, a work plan for remedial action, including additional stormwater run-on control around Pond #5 and construction of a wastewater treatment plant for the outfall from Pond #5. Olin then implemented that remedial action.

  Olin completed the remedial investigation and feasibility study of the former chlorine plant site, including Ponds # 5 and 6, in 1994. EPA issued a Record of Decision in 1995, calling for covering the former waste ponds, treatment of runoff from the ponds, and additional monitoring and investigation. In 1997, Olin negotiated a consent decree with the EPA under which Olin is implementing the Record of Decision. The ROD does not address remediation of the former chlorine plant site or the Holston River, which are the subject of the additional studies.

  Olin has completed clean-up activities at two small locations near Olin's former plant site, the Graveyard Dump Site and the former power plant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the three months ended December 31, 1997.


          Executive Officers of Olin Corporation as of March 1, 1998

                                                                       SERVED AS
                                                                        AN OLIN
NAME AND AGE                               OFFICE                    OFFICER SINCE
------------                               ------                    -------------
Donald W. Griffin (61).. Chairman of the Board, President and Chief      1983
                          Executive Officer
Michael E. Campbell
 (50)................... Executive Vice President                        1987
Peter C. Kosche (55).... Senior Vice President                           1993
Anthony W. Ruggiero
 (56)................... Senior Vice President and Chief Financial       1995
                          Officer
Leon B. Anziano (55).... Vice President and President, Chlor-Alkali      1993
                          Products Division
Thomas M. Gura (52)..... Vice President and President, Winchester        1997
                          Division
George B. Erensen (54).. Vice President and General Tax Counsel          1990
Johnnie M. Jackson, Jr.  Vice President, General Counsel and             1995
 (52)...................  Secretary
Sarah Y. Kienzle (39)... Vice President, Planning and Development        1997
Louis S. Massimo (40)... Vice President and Controller                   1996
Janet M. Pierpont (50).. Vice President and Treasurer                    1990
Joseph D. Rupp (47)..... Vice President and President, Brass             1996
                          Division
Steven T. Warshaw (49).. Vice President and President, Olin              1996
                          Microelectronic Materials Division

  No family relationship exists between any of the above named executive officers or between any of them and any Director of Olin. Such officers were elected to serve as such, subject to the By-Laws, until their respective successors are chosen.

  Each of the above-named executive officers, except L.B. Anziano, T.M. Gura, J.M. Jackson, Jr., S.Y. Kienzle, P.C. Kosche, L.S. Massimo, A.W. Ruggiero, J.D. Rupp and S.T. Warshaw, has served Olin as an executive officer for not less than the past five years.

  Leon B. Anziano was elected a Corporate Vice President on April 29, 1993. Prior to that time, since 1988, he has served Olin in the following management capacities: Group Vice President & General Manager, Industrial Chemicals; Group Vice President & General Manager, Urethanes; and President, Basic Chemicals Division.

  Thomas M. Gura was elected a Corporate Vice President on September 25, 1997. He was appointed President of the Winchester Division on August 19, 1997. Prior to that time, he served as Vice President, Marketing and Sales of the Brass Division.

  Johnnie M. Jackson, Jr. was elected a Corporate Vice President on April 27, 1995 and Corporate Secretary on April 29, 1993. Prior to that time, since 1989, he has served Olin in the following capacities: General Counsel-- Corporate Resources and Secretary, Associate General Counsel--Corporate Resources and Secretary and Deputy General Counsel.

  Sarah Y. Kienzle was elected a Corporate Vice President on September 25, 1997. Prior to that time, since August 1996, she was a Vice President of SRI Consulting. Since 1994, she was employed as a manager and later a principal of A.T. Kearney, Inc., a consulting firm, and prior to that she held various managerial positions at Amoco Chemical Company.

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

  As of January 31, 1998, there were approximately 10,533 record holders of Olin Common Stock.

  Olin Common Stock is traded on the New York, Chicago and Pacific Stock Exchanges.

  Information concerning the high and low sales prices of Olin Common Stock and dividends paid on Olin Common Stock during each quarterly period in 1997 and 1996 appears on page 38 of the Shareholders Report and in Exhibit 13 hereto and is incorporated herein by reference as contained in Exhibit 13.

  Among the provisions of Olin's agreements with its long-term lenders are restrictions relating to payment of dividends and acquisition of Common Stock. At December 31, 1997, retained earnings of approximately $220 million were not so restricted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of Olin Corporation and subsidiaries and the related notes thereto together with the report thereon of KPMG Peat Marwick LLP dated January 29, 1998, appearing on pages 26 through 39 of the Shareholders Report and in Exhibit 13 hereto, are incorporated by reference in this Report as contained in Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The biographical information relating to Olin's Directors under the heading "Item 1--Election of Directors" in the Proxy Statement relating to Olin's 1998 Annual Meeting of Shareholders ("Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following
Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation appearing on pages 11 through 12 of the Proxy Statement and the graph appearing on page 15 of the Proxy Statement) is incorporated by reference in this Report. The information under the headings "Additional Information Regarding the Board of Directors--Compensation of Directors" in the Proxy Statement is incorporated by reference in this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. FINANCIAL STATEMENTS

  Consolidated financial statements of Olin Corporation and subsidiaries and the related notes thereto together with the report thereon of KPMG Peat Marwick LLP dated January 29, 1998, appearing on pages 26 through 39 of the Shareholders Report and in Exhibit 13 hereto are incorporated by reference in this Report as contained in Exhibit 13.

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

    3. EXHIBITS

  Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(w) below.

         3(a) Olin's Restated Articles of Incorporation as amended effective
              May 8, 1997--Exhibit 3 to Olin's Form 10-Q for the Quarter ended
              March 31, 1997.*
          (b) By-Laws of Olin as amended effective January 1, 1998.
         4(a) Articles of Amendment designating Series A Participating
              Cumulative Preferred Stock, par value $1 per share--Exhibit 2 to Olin's Form 8-A dated February 21, 1996, covering Series A
              Participating Cumulative Preferred Stock Purchase Rights.*
          (b) Rights Agreement dated as of February 27, 1996 between Olin and
              Chemical Mellon Shareholder Services, LLP, Rights Agent--Exhibit
              1 to Olin's Form 8-A dated February 21, 1996, covering Series A
              Participating Cumulative Preferred Stock Purchase Rights.*
          (c) Form of Senior Debt Indenture between Olin and Chemical Bank--
              Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental
              Indenture dated as of March 18, 1994 between Olin and Chemical
              Bank--Exhibit 4(c) to Registration Statement No. 33-52771;
              Prospectus Supplement dated June 17, 1992 to Prospectus dated
              June 16, 1992, with respect to Olin's 8% Senior Notes Due 2002 filed under Registration Statement No. 33-4479; and Prospectus
              Supplement dated May 26, 1995 to Prospectus dated May 4, 1994 relating to Medium Term Notes, Series A filed under Registration
              Statement No. 33-52771.*
          (d) Form of Subordinated Debt Indenture between Olin and Bankers
              Trust Company--Exhibit 4(i) to Registration No. 33-4479.*
          (e) Credit Agreement, dated as of September 30, 1993, among Olin and the banks named therein--Exhibit 4 to Olin's Form 10-Q for the Quarter ended September 30, 1993.*
          (f) Letters, dated December 15, 1993, amending the Credit Agreement, dated as of September 30, 1993--Exhibit 4(f) to Olin's Form 10-K for 1993.*
          (g) Amendment, dated April 11, 1995, to Credit Agreement, dated as of
              September 30, 1993--Exhibit 4 to Olin's Form 10-Q for the Quarter ended June 30, 1995.*
          (h) Second Amendment, dated October 26, 1996, amending the Credit
              Agreement, dated as of September 30, 1993--Exhibit 4(h) to Olin's
              Form 10-K for 1996.*
          (i) Third Amendment, dated November 12, 1997, amending the Credit
              Agreement, dated as of September 30, 1993.
          (j) Fourth Amendment, dated November 12, 1997, amending the Credit
              Agreement, dated as of September 30, 1993.

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

        10(a) 1980 Stock Option Plan for Key Employees of Olin Corporation and
              Subsidiaries, as amended--Exhibit 10(a) to Olin's Form 10-K for
              1991.*
          (b) 1988 Stock Option Plan for Key Employees of Olin Corporation and
              Subsidiaries as amended through February 23, 1995--Exhibit 10(b) to Olin's Form 10-K for 1994.*
          (c) Olin Corporation Performance Unit Plan, as amended April 24,
              1986--Exhibit 10(a) to Olin's Form 10-Q for Quarter ended March
              31, 1986.*
          (d) Olin Corporation Employee Deferral Plan, effective November 1,
              1997.
          (e) Amendments to Olin Corporation Performance Unit Plan, adopted
              September 29, 1988--Exhibit 10(j) to Olin's Form 10-K for 1988.*
          (f) Amendment to Olin Corporation Performance Unit Plan, adopted May
              25, 1989--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended
              June 30, 1989.*
          (g) Amendment to Olin Corporation Performance Unit Plan, adopted
              September 26, 1991--Exhibit 10(j) to Olin's Form 10-K for 1991.*
          (h) Amendment to Olin Corporation Performance Unit Plan, adopted
              December 16, 1993--Exhibit 10(k) to Olin's Form 10-K for 1993.*
          (i) Olin Senior Executive Pension Plan with amendments--Exhibit 10(l) to Olin's Form 10-K for 1994.*
          (j) Olin Supplemental Contributing Employee Ownership Plan, effective
              January 1, 1990 with amendments incorporated through January 30,
              1998.
          (k) Olin Corporation Key Executive Life Insurance Program--Exhibit
              10(b) to Olin's Form 10-Q for Quarter ended March 31, 1986.*
          (l) Form of Olin Corporation Endorsement Split Dollar Agreement
              (effective January 1, 1993)--Exhibit 10(s) to Olin's Form 10-K for 1992.*
          (m) Form of executive agreement between Olin and certain executive officers as amended December 11, 1997.
          (n) Form of special severance agreement provided to certain employees to become operative upon a "change in control event".
          (o) Olin 1991 Long Term Incentive Plan, as amended through February
              23, 1995--Exhibit 10(u) to Olin's Form 10-K for 1994.*
          (p) Description of 1991 Performance Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan--Exhibit 10(w) to Olin's Form
              10-K for 1991.*
          (q) Description of 1992 Performance Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan--Exhibit 10(z) to Olin's Form
              10-K for 1992.*
          (r) Description of Performance Share Awards granted under the Olin
              1991 Long Term Incentive Plan--Exhibit 10 to Olin's Form 10-Q for the quarter ended June 30, 1993.*
          (s) Olin Corporation 1997 Stock Plan for Non-employee Directors as amended and restated effective October 2, 1997.

--------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

          (t) Olin Senior Management Incentive Compensation Plan as amended
              April 27, 1995--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended March 31, 1995.*
          (u) Description of Restricted Stock Unit Awards granted under the
              Olin 1991 Long Term Incentive Plan--Exhibit 10(bb) to Olin's Form
              10-K for 1995.*
          (v) Form of EVA Incentive Plan (Management Incentive Compensation
              Plan) --Exhibit 10(dd) to Olin's Form 10-K for 1996.*
          (w) 1996 Stock Option Plan for Key Employees of Olin Corporation and
              Subsidiaries--Exhibit A to Olin's 1996 Proxy Statement dated
              March 12, 1996.*
          (x) Assumption of Liabilities and Indemnity Agreement, dated December
              31, 1996, between Olin Corporation and Primex Technologies, Inc.
              --Exhibit 10(ii) to Olin's Form 10-K for 1996.*
       11.    Computation of Per Share Earnings (unaudited)
       12.    Computation of Ratio of Earnings to Fixed Charges (unaudited).
       13.    Excerpts from the 1997 Annual Report to Shareholders.
       21.    List of Subsidiaries.
       23.    Consent of KPMG Peat Marwick LLP dated March 10, 1998.
       27.    Financial Data Schedule.

  (b) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

                                          Olin Corporation

Date: March 10, 1998                         /s/    Donald W. Griffin
                                          By...................................
                                                     DONALD W. GRIFFIN
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                                            AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----

/s/          Donald W. Griffin              Chairman of the Board, President and Chief
 .....................................        Executive Officer and Director (Principal
             DONALD W. GRIFFIN               Executive Officer)



/s/         Richard E. Cavanagh             Director
 .....................................
            RICHARD E. CAVANAGH

/s/         William W. Higgins              Director
 .....................................
            WILLIAM W. HIGGINS

/s/         Suzanne Denbo Jaffe             Director
 .....................................
            SUZANNE DENBO JAFFE

/s/       John W. Johnstone, Jr.            Director
 .....................................
          JOHN W. JOHNSTONE, JR.

/s/           Jack D. Kuehler               Director
 .....................................
              JACK D. KUEHLER

/s/        Randall W. Larrimore             Director
 .....................................
           RANDALL W. LARRIMORE

/s/      H. William Lichtenberger           Director
 .....................................
         H. WILLIAM LICHTENBERGER

/s/      G. Jackson Ratcliffe, Jr.          Director
 .....................................
         G. JACKSON RATCLIFFE, JR.

                 SIGNATURE                                     TITLE
                 ---------                                     -----

/s/         Richard M. Rompala              Director
 .....................................
            RICHARD M. ROMPALA

/s/          John P. Schaefer               Director
 .....................................
             JOHN P. SCHAEFER

/s/          Louis S. Massimo               Vice President and Controller
 .....................................        (Principal Accounting Officer)
             LOUIS S. MASSIMO


/s/         Anthony W. Ruggiero             Senior Vice President and Chief Financial
 .....................................        Officer (Principal Financial Officer)
            ANTHONY W. RUGGIERO


Date: March 10, 1998

                      LOGO     PRINTED ON RECYCLED PAPER