Form 10-Q
period 1998-03-31
OLIN CORP
filed 1998-05-14
CIK 74303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   MARCH 31, 1998
                              ---------------------------------------------

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO
                              ---------------------------------------------


COMMISSION FILE NUMBER  1-1070
                        ---------------------------------------------------


                               OLIN CORPORATION
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Virginia                                     13-1872319
---------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         501 Merritt 7, Norwalk, CT                       06851
---------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

                                (203) 750-3000
---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

---------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   NO
   -----   ------


As of April 30, 1998, there were outstanding 47,992,229 shares of the registrant's common stock.

Part I - Financial Information
  Item 1.  Financial Statements.



                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           Condensed Balance Sheets
                                 (In millions)



                                             Unaudited
                                             March 31,           December 31,
                                               1998                   1997
                                               ----                   ----
ASSETS
------
Cash and cash equivalents                    $   53.5              $  165.8
Short-term investments                           21.0                  28.1
Accounts receivable, net                        388.4                 350.1
Inventories                                     361.3                 347.3
Other current assets                             43.3                  44.7
                                            ---------             ---------
    Total current assets                        867.5                 936.0
Investments and advances                         38.3                  30.9
Property, plant and equipment
   (less accumulated depreciation
    of $1,553.5 and $1,528.2)                   785.1                 795.0
Other assets                                    182.1                 183.5
                                            ---------             ---------
Total assets                                 $1,873.0              $1,945.4
                                            =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
    installments of long-term debt           $    7.5              $    9.2
Accounts payable                                204.0                 255.9
Income taxes payable                             18.9                   5.4
Accrued liabilities                             231.7                 241.7
                                            ---------             ---------
    Total current liabilities                   462.1                 512.2
Long-term debt                                  268.0                 268.0
Other liabilities                               278.3                 286.9
Commitments and contingencies
Shareholders' equity:
   Common stock, par value $1 per share:
    Authorized 120.0 shares.
     Issued 48.1 shares (48.8 in 1997)           48.1                  48.8
   Additional paid-in capital                   313.0                 347.7
   Cumulative translation adjustment            (26.4)                (23.7)
   Retained earnings                            529.9                 505.5
                                            ---------             ---------
    Total shareholders' equity                  864.6                 878.3
                                            ---------             ---------
Total liabilities and
    shareholders' equity                     $1,873.0              $1,945.4
                                            =========             =========

___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  Condensed Statements of Income (Unaudited)
                    (In millions, except per share amounts)



                                                         Three Months
                                                        Ended March 31,
                                                -----------------------------
                                                   1998                 1997
                                                   ----                 ----
Sales                                            $573.1               $591.2
Operating expenses:
   Cost of goods sold                             431.9                449.9
   Selling and administration                      76.6                 72.4
   Research and development                         6.8                  7.4
                                        ----------------    -----------------

   Operating income                                57.8                 61.5

Interest expense                                    5.0                  7.5
Interest income                                     1.5                  6.0
Other income                                        5.3                  3.8
                                        ----------------    -----------------
   Income before taxes                             59.6                 63.8
Income taxes                                       20.5                 22.0
                                        ----------------    -----------------
Net income                                       $ 39.1               $ 41.8
                                        ================    =================


Net income per common share:
   Basic                                          $0.81                $0.81
   Diluted                                        $0.80                $0.80

Dividends per common share                        $0.30                $0.30
Average common shares outstanding:
   Basic                                           48.6                 51.9
   Diluted                                         49.0                 52.2



___________________________________

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                Condensed Statements of Cash Flows (Unaudited)
                                 (In millions)


                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                           1998             1997
                                                           ----             ----
Operating activities
--------------------
Net income                                                $39.1             $41.8
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities
    Earnings of non-consolidated affiliates                (2.8)             (2.2)
    Depreciation and amortization                          30.5              26.7
    Deferred taxes                                          3.9               1.8
    Change in assets and liabilities net of
      purchases and sales of businesses:
       Receivables                                        (38.3)            (94.2)
       Inventories                                        (14.0)            (12.3)
       Other current assets                                 1.4              (1.6)
       Accounts payable and accrued liabilities           (61.9)            (39.7)
       Income taxes payable                                13.5             (99.5)
       Noncurrent liabilities                              (6.6)            (14.1)
Other operating activities                                 (5.6)             (0.7)
                                                        -------           -------
  Net operating activities                                (40.8)           (194.0)
                                                        -------           -------

Investing activities
---------------------
Capital expenditures                                      (19.3)            (13.9)
Business acquired in purchase transaction                  -                 (2.0)
Purchase of short-term investments                         (9.4)            (21.3)
Proceeds from sale of short-term investments               16.5              20.7
Investments and advances-affiliated companies at equity    (4.6)             (8.6)
Other investing activities                                 (1.0)              0.1
                                                        -------           -------
  Net investing activities                                (17.8)            (25.0)
                                                        -------           -------


Financing activities
--------------------
Long-term debt repayments                                  (1.7)             (5.0)
Short-term borrowings                                      -                  1.2
Purchase of Olin common stock                             (38.8)            (41.4)
Repayment from ESOP                                        -                  5.0
Stock options exercised                                     2.0               1.2
Dividends paid                                            (14.7)            (15.7)
Other financing activities                                 (0.5)                -
                                                        -------           -------
  Net financing activities                                (53.7)            (54.7)
                                                        -------           -------

  Net decrease in cash and cash equivalents              (112.3)           (273.7)
Cash and cash equivalents, beginning of period            165.8             523.5
                                                        -------           -------

Cash and cash equivalents, end of period                  $53.5            $249.8
                                                        =======           =======

___________________________________

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the company, reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. Inventory consists of the following:

                              March 31,   December 31,
                                 1998         1997
                              ----------  -------------
Raw materials and supplies      $ 153.1        $ 158.1
Work in process                   128.8          128.7
Finished goods                    211.3          197.7
                                -------        -------
                                  493.2          484.5
LIFO reserve                     (131.9)        (137.2)
                                -------        -------
Inventory, net                  $ 361.3        $ 347.3
                                =======        =======

   Inventories are valued principally by the dollar value last-in, first-out
   (LIFO) method of inventory accounting; in aggregate, such valuations are not in excess of market. Elements of costs in inventories include raw material, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the condensed financial statements at March 31, 1998, reflect certain estimates relating to inventory quantities and costs at December 31, 1998.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

                               Three Months
                              Ended March 31,
                              ---------------
                               1998     1997
                              -------  ------
  Basic Earnings Per Share
  ------------------------
  Basic earnings:
  Net income                    $39.1   $41.8

  Basic shares                   48.6    51.9

  Basic earnings per share      $0.81   $0.81

Diluted Earnings Per Share
--------------------------
Diluted earnings:
  Net income                                   $39.1  $41.8

  Diluted shares:
  Basic shares                                  48.6   51.9
  Stock options and remuneration agreements      0.4    0.3
                                               -----  -----
  Diluted shares                                49.0   52.2
                                               =====  =====

  Diluted earnings per share                   $0.80  $0.80

4. The company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million for the three months ended March 31, 1998 and 1997. Charges to income for investigatory and remedial efforts were material to operating results in 1997 and may be material to operating results in 1998. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $136 million at March 31, 1998 and December 31, 1997, of which $106 million was classified as other noncurrent liabilities.

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

5. In April 1998, the Board of Directors authorized an additional share repurchase program of up to 5 million shares of Olin common stock, from time to time, as conditions warrant.

6. The company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Belgian franc, Canadian dollar, Irish punt and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. The counterparties to the options and contracts are major financial institutions. The risk of loss to the company in the event of nonperformance by a counterparty is not significant. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (SFAS 52), a transaction is classified as a hedge when the foreign currency transaction is designated as, and is effective as, a hedge of a foreign currency commitment and the foreign currency commitment is firm. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. For foreign currency commitments that are classified as a hedge, any gain or loss on the commitment is deferred until it matures. Any unrealized gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period. Foreign currency gains and losses realized are included in the income statement in Selling and Administration. If a foreign currency transaction previously considered as a hedge is terminated or matures before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred until the transaction date of the commitment.

   During 1992, the company swapped interest payments on $50 million principal amount of its 8% notes due 2002 to a floating rate (6.0625% at March 31, 1998). In June 1995, the company offset this transaction by swapping interest payments to a fixed rate of 6.485%. Counterparties to the interest rate swap contracts are major financial institutions. The risk of loss to the company in the event of nonperformance by a counterparty is not significant. The company records the net difference between the interest spreads as Interest Expense in the income statement.

   Depending on market conditions, the company may enter into futures contracts and put and call options in order to reduce the impact of metal price fluctuations, principally in copper, lead and zinc. In accordance with SFAS No. 80, "Accounting for Futures Contracts," futures contracts are classified as a hedge when the item to be hedged exposes the company to price risk and the futures contract reduces that risk exposure. Futures contracts that relate to transactions that are expected to occur are accounted for as a hedge when the significant characteristics and expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. Any gains or losses associated with futures contracts which are classified as speculative are recognized in the current period. If a futures contract that has been accounted for as a hedge is closed or matures before the date of the anticipated transaction, the accumulated change in value of the contract is carried forward and included in the measurement of the related transaction. Option contracts are accounted for in the same manner that futures contracts are accounted for.

7. As of January 1, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. The company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings on foreign subsidiaries. The components of comprehensive income for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                           1998    1997
                                          ------  ------
  Net income                              $39.1   $41.8
  Other comprehensive income:
    Cumulative translation adjustments     (2.7)   (5.7)
                                          -----   -----
  Comprehensive income                    $36.4   $36.1
                                          =====   =====

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

RESULTS OF OPERATIONS
(in millions, except per share data)
                                              Three Months
                                              Ended March 31,
                                              --------------
CONSOLIDATED                                    1998    1997
                                              ------  ------
Sales                                         $573.1  $591.2
Gross Margin                                   141.2   141.3
Selling and Administration                      76.6    72.4
Operating Income                                57.8    61.5
Interest Income                                  1.5     6.0
Other Income                                     5.3     3.8
Net Income                                      39.1    41.8
Net Income per Common Share:
  Basic                                         0.81    0.81
  Diluted                                       0.80    0.80

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO 1997
Sales decreased 3% due primarily to a decrease in metal values.
  Selling and administration expenses as a percentage of sales were 13% in 1998 and 12% in 1997. Selling and administrative expenses increased in amount due to higher administration expenses for information technology systems and business planning and development activities.
  The decrease in interest income is due to the amount of income earned on the lower average levels of cash, cash equivalents and short-term investments.
  The increase in other income is due primarily to the favorable performance of the non-consolidated affiliates.
  The effective tax rate approximated 34.5% in 1998 and 1997.

CHEMICALS
                                              Three Months
                                              Ended March 31,
                                              ---------------
                                                1998     1997
                                               -------  ------
Sales                                          $319.3  $327.2
Operating Income                                 42.1    49.4


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO 1997
Sales decreased 2% as a 3% decrease in volumes was partially offset by a 1% increase in prices. Operating income decreased 15%. In Chlor-Alkali sales and operating income decreased as lower volumes (primarily caustic soda) were partially offset by higher pricing for chlorine and caustic soda. Sales volumes were lower due to a variety of factors including railroad transportation problems, reduced customer demand caused by rainy weather and reduced Asian demand for some of our customers' products. Pool Products' operating income decreased significantly due to lower volumes and pricing. Exports of calcium hypochlorite from Chinese producers have disrupted the supply/demand balance and affected prices on a worldwide basis. Higher manufacturing costs, including depreciation expense, also have negatively impacted Pool Products' performance. For the total year, estimated lower volumes and pricing in Pool Products along with higher manufacturing costs, including depreciation expense, are expected to decrease its operating income. Excluding the impact of its divested businesses, Performance Urethanes & Organics' operating performance improved due to the restructuring of this business along with lower raw materials costs. Despite a slower-than-expected recovery period for the semiconductor industry, increased volumes along with the inclusion of Aegis Inc.'s operating results contributed to Microelectronic Materials' improved performance. Higher volumes and pricing were the primary contributors to the improved performance in the Hydrazine and the Sulfuric Acid businesses.

METALS and AMMUNITION
                                             Three Months
                                             Ended March 31,
                                             ---------------
                                                1998    1997
                                             -------  ------
Sales                                         $253.8  $264.0
Operating Income                                15.7    12.1

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO 1997
Sales decreased 4% as a 7% decrease in metal values was partially offset by a 3% increase in volumes. Operating income increased 30%. Brass' sales decreased as lower metal values more than offset the higher volumes resulting from the strong demand from the automotive and housing markets and improved demand from the ammunition market. These additional volumes along with higher earnings at A.J. Oster resulting from higher shipments contributed to Brass' improved operating income. In Winchester, increased domestic commercial ammunition sales were more than offset by lower sales in Australia. The Australian market is suffering from lower demand and dealer inventory build-ups as several major distributors are liquidating stocks in response to the restrictive gun legislation. The profit impact from the domestic sales along with improved plant operating performance and lower costs contributed to Winchester's improved operating results.


ENVIRONMENTAL
In the first three months of 1998, the company spent approximately $4 million for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1998 is estimated to be $30 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $4 million for the three months ended March 31, 1998. Charges to income for investigatory and remedial efforts were material to operating results in 1997 and may be material to net income in 1998 and future years.

The company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $136 million at March 31, 1998 and December 31, 1997, of which $106 million was classified as other noncurrent liabilities. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $65-$90 million over the next several years. While the company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and the financial capability of other potentially responsible parties and the company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the company.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA
Cash Flow Data                                       Three Months
Used for (in millions)                               Ended March 31,
                                                -----------------------
                                                        1998      1997
                                                -------------  --------
Net Operating Activities                              $(40.8)  $(194.0)
Capital Expenditures                                   (19.3)    (13.9)
Net Investing Activities                               (17.8)    (25.0)
Purchases of Olin Common Stock                         (38.8)    (41.4)
Net Financing Activities                               (53.7)    (54.7)

Operating income and cash and cash equivalents on hand were used to finance the company's seasonal working capital requirements, capital and investment projects, dividends and the repurchase of Olin common stock.

OPERATING ACTIVITIES
Cash used for operating activities in 1998 was for an increase in working capital and lower operating income. Lower accounts payable and accrued liability levels along with higher accounts receivables due to the seasonal Pool Products business, were the main contributors to the increase in working capital. Cash used for operating activities in 1997 was for an increase in working capital resulting from higher receivable levels associated with the Niachlor acquisition, tax payments on the sale of the isocyanates business and lower operating income.

INVESTING ACTIVITIES
Capital spending of $19.3 million in 1998 was 39% higher than 1997. Capital spending for 1998 is estimated to increase approximately 15-30% from 1997 in order to provide additional capacity for certain Chemicals product lines, particularly in Microelectronic Materials and Biocides. Microelectronic Materials' high-purity chemical plant in Belgium was completed in April 1998.

FINANCING ACTIVITIES
At March 31, 1998, the company maintained committed credit facilities with banks of $254 million, all of, which was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future.

During the first quarter of 1998, the company used $39 million to repurchase 833,500 shares of its common stock, bringing the cumulative total shares repurchased to 4,660,600 under a program approved by the board of directors in late 1996. It is expected that this program will be completed during the second quarter of 1998. In April 1998, the board of directors authorized an additional share repurchase program of up to 5 million shares of common stock.

At March 31, 1998, the percent of total debt to total capitalization was 24.2%, up from 24.0% at year-end 1997 and down from 30.6% at March 31, 1997. The decrease from March 31, 1997 was due to the repayment of the 9.5% subordinated notes ($125 million in June 1997).

On May 1, 1998, the company prepaid its 7.97% notes for approximately $39 million representing primarily principal and accrued interest. The early retirement of these notes did not have a material impact on the results of operations.

NEW ACCOUNTING STANDARD
In June 1997, the Financial Accounting Standards Board issued SFAS No.131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that segment information is to be disclosed in the financial statements along with additional information on products and services, geographic areas and major customers. The company is still assessing the disclosure requirements of this standard, which is effective for the periods beginning after December 15, 1997.

YEAR 2000 COMPUTER SYSTEMS
The company is in the process of upgrading its information technology systems and implementing SAP. As a result it is reviewing all internal processes and hardware and software issues. In addition, it is analyzing the issues relating to the Year 2000 and is also discussing with its vendors and customers the possibility of any interface difficulties, which may affect the company. With respect to the Year 2000, no significant concerns have been identified to date. While management expects the costs associated with information technology systems will increase over the next few years and will be higher than those in previous years, the additional costs are not expected to be material.

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS
The information in the Results of Operations section, Environmental Matters section and the Liquidity, Investment Activity and Other Financial Data sections (and subsections thereof) contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the company and its various divisions operate. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Information on Future Factors which could cause actual results to differ materially from those discussed in these sections appears within such sections and in the last sentence of the section "1998 Outlook -- Cautionary Statement under Federal Securities Laws" contained in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations of the company's 1997 Form 10-K (page 20 of the 1997 Annual Report to Shareholders), such last sentence being incorporated by reference herein.



Part 3. Quantitative and Qualitative Disclosures about Market Risk.

        Not Applicable.

                          Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              3.  By-laws as amended effective April 30, 1998.

              12. Computation of Ratio of Earnings to Fixed Charges (Unaudited).

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OLIN CORPORATION
                                 (Registrant)



                             By: A.W. Ruggiero
                                 ---------------------------
                                 A.W. Ruggiero
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Authorized Officer)



Date:  May 13, 1998

                                 EXHIBIT INDEX



  Exhibit
    No.         Description
 ---------      -----------

3.              By-laws as amended effective April 30, 1998.

12.             Computation of Ratio of Earnings to Fixed Charges (Unaudited).

27.             Financial Data Schedule.