Form 10-Q
period 1998-06-30
OLIN CORP
filed 1998-08-11
CIK 74303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       JUNE 30, 1998
                                 -----------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO
                                 -----------------------------------------------


COMMISSION FILE NUMBER       1-1070
                         -------------------------------------------------------


                               OLIN CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Virginia                                      13-1872319
--------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         501 Merritt 7, Norwalk, CT                             06851
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

                                 (203) 750-3000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes X      NO
   ---       ---


As of July 31, 1998, there were outstanding 47,735,114 shares of the registrant's common stock.

Part I - Financial Information
  Item 1.  Financial Statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           Condensed Balance Sheets
                                 (In millions)

                                                 Unaudited
                                                  June 30,         December 31,
                                                    1998               1997
ASSETS                                              ----               ----
------
Cash and cash equivalents                        $    7.7           $  165.8
Short-term investments                               20.0               28.1
Accounts receivable, net                            409.6              350.1
Inventories                                         349.9              347.3
Other current assets                                 43.8               44.7
                                                 --------           --------
  Total current assets                              831.0              936.0
Investments and advances                             34.0               30.9
Property, plant and equipment
 (less accumulated depreciation
  of $1,583.8 and $1,528.2)                         785.9              795.0
Other assets                                        193.5              183.5
                                                 --------           --------

Total assets                                     $1,844.4           $1,945.4
                                                 ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                    $ 1.8           $    9.2
Accounts payable                                    219.3              255.9
Income taxes payable                                  8.3                5.4
Accrued liabilities                                 235.0              241.7
                                                 --------           --------
  Total current liabilities                         464.4              512.2
Long-term debt                                      236.5              268.0
Other liabilities                                   275.1              286.9
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares.
      Issued 47.7 shares (48.8 in 1997)              47.7               48.8
  Additional paid-in capital                        293.5              347.7
  Cumulative translation adjustment                 (27.0)             (23.7)
  Retained earnings                                 554.2              505.5
                                                 --------           --------
  Total shareholders' equity                        868.4              878.3
                                                 --------           --------
Total liabilities and
 shareholders' equity                            $1,844.4           $1,945.4
                                                 ========           ========


___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  Condensed Statements of Income (Unaudited)
                    (In millions, except per share amounts)




                                             Three Months                    Six Months
                                             Ended June 30,                 Ended June 30,
                                         ---------------------        ------------------------
                                           1998         1997            1998           1997
                                         --------     --------       ----------     ---------

Sales                                    $ 613.1       $ 632.4        $ 1,186.2     $ 1,223.6
Operating expenses:
  Cost of goods sold                       471.9         491.6            903.8         941.5
  Selling and administration                74.9          75.0            151.5         147.4
  Research and development                   6.7           7.2             13.5          14.6
                                         --------       --------       ---------     ---------
  Operating income                          59.6          58.6            117.4         120.1

Interest expense                             4.7           7.0              9.7          14.5
Interest income                              0.4           2.7              1.9           8.7
Other income                                 3.7           4.6              9.0           8.4
                                         --------       --------       --------      --------
  Income before taxes                       59.0          58.9            118.6         122.7
Income taxes                                20.4          20.3             40.9          42.3
                                         --------      --------        --------      --------
Net income                                $ 38.6        $ 38.6           $ 77.7        $ 80.4
                                         ========      ========       =========     =========

Net income per common share:
  Basic                                   $ 0.81        $ 0.75           $ 1.61        $ 1.56
  Diluted                                 $ 0.80        $ 0.75           $ 1.60        $ 1.55

Dividends per common share                $ 0.30        $ 0.30           $ 0.60        $ 0.60
Average common shares outstanding:
  Basic                                     47.9          50.9             48.3          51.5
  Diluted                                   48.3          51.2             48.7          51.7





___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                Condensed Statements of Cash Flows (Unaudited)
                                 (In millions)


                                                                          Six Months
                                                                         Ended June 30,
                                                                      ---------------------
                                                                       1998           1997
                                                                      ------        -------

Operating activities
--------------------
Net income                                                            $ 77.7         $ 80.4
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities
    Earnings of non-consolidated affiliates                             (4.7)          (5.1)
    Depreciation and amortization                                       61.4           59.5
    Deferred taxes                                                       8.5           11.4
    Change in assets and liabilities net of
      purchases and sales of businesses:
        Receivables                                                    (59.5)         (93.0)
        Inventories                                                     (2.6)         (22.7)
        Other current assets                                             0.9           (5.1)
        Accounts payable and accrued liabilities                       (43.3)         (86.6)
        Income taxes payable                                             2.8         (126.5)
        Noncurrent liabilities                                         (10.8)         (23.0)
Other operating activities                                             (18.6)          14.4
                                                                      ------        -------

  Net operating activities                                              11.8         (196.3)

Investing activities
--------------------
Capital expenditures                                                   (51.0)         (37.7)
Business acquired in purchase transaction                                -             (2.0)
Purchase of short-term investments                                      (9.4)         (79.4)
Proceeds from sale of short-term investments                            17.5          107.9
Investments and advances-affiliated companies at equity                 (1.5)         (43.8)
Other investing activities                                              (0.1)          (2.2)
                                                                      ------        -------

  Net investing activities                                             (44.5)         (57.2)
                                                                      ------        -------

Financing activities
--------------------
Long-term debt repayments                                              (38.9)        (138.7)
Purchases of Olin common stock                                         (59.3)         (85.9)
Repayment from ESOP                                                      -              5.0
Stock options exercised                                                  2.5            4.1
Dividends paid                                                         (29.0)         (31.0)
Other financing activities                                              (0.7)          (1.5)
                                                                      ------        -------

  Net financing activities                                            (125.4)        (248.0)
                                                                      ------        -------

  Net decrease in cash and cash equivalents                           (158.1)        (501.5)
Cash and cash equivalents, beginning of period                         165.8          523.5
                                                                      ------        -------

Cash and cash equivalents, end of period                               $ 7.7         $ 22.0
                                                                      ======        =======


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

2. Inventory consists of the following:

                                  June 30,     December 31,
                                    1998          1997
                                  --------     ------------

   Raw materials and supplies     $ 159.3        $ 158.1
   Work in process                  129.1          128.7
   Finished goods                   195.5          197.7
                                  -------        -------
                                    483.9          484.5
   LIFO reserve                    (134.0)        (137.2)
                                  -------        -------
   Inventory, net                 $ 349.9        $ 347.3
                                  =======        =======

   Inventories are valued principally by the dollar value last-in, first-out
   (LIFO) method of inventory accounting; in aggregate, such valuations are not in excess of market. Elements of costs in inventories include raw material, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the condensed financial statements at June 30, 1998, reflect certain estimates relating to inventory quantities and costs at December 31, 1998.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

                                 Three Months         Six Months
                                Ended June 30,      Ended June 30,
                              ----------------     ---------------
                              1998        1997     1998       1997
                              ----        ----     ----       ----

  Basic Earnings Per Share
  ------------------------
  Basic earnings:
  Net income                  $38.6      $38.6    $77.7      $80.4

  Basic shares                 47.9       50.9     48.3       51.5

  Basic earnings per share    $0.81      $0.75    $1.61      $1.56

                                     Three Months         Six Months
                                     Ended June 30,      Ended June 30,
                                     --------------      --------------
                                     1998      1997      1998      1997
                                     ----      ----      ----      ----

   Diluted Earnings Per Share
   --------------------------
   Diluted earnings:
   Net income                       $38.6     $38.6     $77.7     $80.4

   Diluted shares:
   Basic shares                      47.9      50.9      48.3      51.5
   Stock options and
     remuneration agreements          0.4       0.3       0.4       0.2
                                    -----     -----     -----     -----
   Diluted shares                    48.3      51.2      48.7      51.7
                                    =====     =====     =====     =====

   Diluted earnings per share       $0.80     $0.75     $1.60     $1.55


4. The company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million and $8 million for the three and six months ended June 30, 1998 and 1997, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1997 and may be material to operating results in 1998. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $135 million and $136 million at June 30, 1998 and December 31, 1997, respectively of which $105 million and $106 million were classified as other noncurrent liabilities, respectively.

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

5. In April 1998, the Board of Directors authorized an additional share repurchase program of up to 5 million shares of Olin common stock, from time to time, as conditions warrant. Since January 1997 the company has repurchased 5,106,600 shares, of which 106,000 were under the April 1998 program.

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

           During 1992, the company swapped interest payments on $50 million principal amount of its 8% notes due 2002 to a floating rate (6.0625% at June 30, 1998). In June 1995, the company offset this transaction by swapping interest payments to a fixed rate of 6.485%. Counterparties to the interest rate swap contracts are major financial institutions. The risk of loss to the company in the event of nonperformance by a counterparty is not significant. The company records the net difference between the interest spreads as Interest Expense in the income statement.

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

7. As of January 1, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. The company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings on foreign subsidiaries. The components of comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1997 are as follows:

                                    Three Months         Six Months
                                   Ended June 30,       Ended June 30,
                                   --------------       --------------
                                   1998      1997       1998      1997


   Net income                      $38.6    $38.6      $77.7     $80.4
   Other comprehensive income:
     Cumulative translation adj.    (0.6)     1.5       (3.3)     (4.2)
                                   -----    -----      -----     -----
   Comprehensive income            $38.0    $40.1      $74.4     $76.2
                                   =====    =====      =====     =====


8. On July 30, 1998 the company announced that the board of directors has approved the spin-off of its specialty chemicals businesses to shareholders as a separate publicly traded company. The spin-off would combine the company's Microelectronic Materials, Pool Products, Biocides, Sulfuric Acid, Hydrazine and Performance Urethanes businesses in the new Specialty Chemicals company, which will be named later. Olin would retain its Chlor-Alkali, Brass and Winchester businesses. The spin-off transaction is expected to be completed during the first quarter of 1999. The Specialty Chemicals businesses had approximately $950 million in sales for the full year 1997, representing 40% of Olin's total 1997 sales. The spin-off is expected to be in the form of a dividend distribution of the shares of the new company. The board of directors will determine the distribution ratio and record and distribution dates for the spin-off at a later date. The transaction is anticipated to qualify as a tax-free distribution to Olin and its shareholders. The company will apply to the Internal Revenue Service for a ruling to that effect. The transaction is subject to numerous conditions including, among other things, the receipt of the IRS ruling, certain government and third party approvals, and review by the Securities and Exchange Commission of necessary SEC filings.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------


RESULTS OF OPERATIONS
(in millions, except per share data)
                                        Three Months            Six Months
                                        Ended June 30,         Ended June 30,
                                        --------------         --------------
CONSOLIDATED                            1998      1997         1998      1997
                                        ----      ----         ----      ----
Sales                                   $613.1  $632.4     $1,186.2  $1,223.6
Gross Margin                             141.2   140.8        282.4     282.1
Selling and Administration                74.9    75.0        151.5     147.4
Operating Income                          59.6    58.6        117.4     120.1
Interest Expense, net                      4.3     4.3          7.8       5.8
Other Income                               3.7     4.6          9.0       8.4
Net Income                                38.6    38.6         77.7      80.4
Net Income per Common Share:
  Basic                                 $ 0.81  $ 0.75     $   1.61  $   1.56
  Diluted                               $ 0.80  $ 0.75     $   1.60  $   1.55


Three Months Ended June 30, 1998 Compared To 1997

     Sales decreased 3% primarily due to a decrease in metal values.

     Gross margin percentage was 23% in 1998 compared with 22% in 1997 as lower fixed cost per unit due to higher volumes more than offset the impact of lower selling prices (primarily Pool Products).

     Selling and administration expenses were 12% of sales in 1998 and 1997 and were about equal in amount. Higher expenses for information technology systems and business planning and development activities were offset by cost reduction efforts in other administrative areas.

     The decrease in other income is due primarily to the unfavorable performance of the non-consolidated affiliates in Asia offset in part by the inclusion of the Sunbelt Chlor-Alkali joint venture with Geon.

     The effective tax rate approximated 34.5% in 1998 and 1997.

     Net income per common share increased due to the lower average number of shares in 1998.


Six Months Ended June 30, 1998 Compared To 1997

     Sales decreased 3% primarily due to a decrease in metal values.

     Gross margin percentage was 24% in 1998 compared with 23% in 1997 as lower fixed cost per unit due to higher volumes more than offset the impact of lower selling prices.

     Selling and administration expenses were 13% and 12% of sales in 1998 and 1997, respectively. Selling and administration increased in amount due to higher administration expenses for information technology systems and business planning and development activities. Also, 1998 includes the selling and administration expenses of Aegis, Inc. (Aegis) which was previously accounted for as a joint venture, but in October, 1997 became a wholly owned subsidiary.

     The increase in net interest expense is due to the lower amount of income earned on the lower average levels of cash, cash equivalents and short-term investments.

     The effective tax rate approximated 34.5% in 1998 and 1997.

     Net income per common share increased due to the lower average number of shares in 1998, offset in part by lower net income.

SPIN-OFF OF SPECIALTY CHEMICALS OPERATIONS

     On July 30, 1998 the company announced that the board of directors has approved the spin-off of its specialty chemicals businesses to shareholders as a separate publicly traded company. The spin-off would combine the company's Microelectronic Materials, Pool Products, Biocides, Sulfuric Acid, Hydrazine and Performance Urethanes businesses in the new Specialty Chemicals company, which will be named later. Olin would retain its Chlor-Alkali, Brass and Winchester businesses. The spin-off transaction is expected to be completed during the first quarter of 1999. The Specialty Chemicals businesses had approximately $950 million in sales for the full year 1997, representing 40% of Olin's total 1997 sales. The spin-off is expected to be in the form of a dividend distribution of the shares of the new company. The board of directors will determine the distribution ratio and record and distribution dates for the spin-off at a later date. The transaction is anticipated to qualify as a tax-free distribution to Olin and its shareholders. The company will apply to the Internal Revenue Service for a ruling to that effect. The transaction is subject to numerous conditions including, among other things, the receipt of the IRS ruling, certain government and third party approvals, and review by the Securities and Exchange Commission of necessary SEC filings.


1998 OUTLOOK

     Diluted earnings per share for the full year 1998 is expected to be in the $3.00 range. This earnings estimate assumes, among other things, that Chlor-Alkali operating rates will remain at current levels and that Electrochemical Unit (ECU) pricing remains stable, that there is some recovery in the semiconductor industry in the fourth quarter, that the residual effects of the General Motors strike will not significantly disrupt the economy, and that there is no further deterioration in our markets due to the Asian financial turmoil. Also, there are no spin-off related transaction costs included in the estimate.


CHEMICALS
                       Three Months         Six Months
                      Ended June 30,       Ended June 30,
                      --------------       --------------
                      1998      1997       1998      1997
                      ----      ----       ----      ----

Sales               $368.0    $365.0     $687.3    $692.2
Operating Income      43.2      46.0       85.3      95.4


Three Months Ended June 30, 1998 Compared to 1997

     Sales increased 1% due to an increase in volumes. Higher sales due to the inclusion of the sales of Aegis in 1998 offset the lower sales in Performance Urethanes & Organics due to the divestment of the surfactants business in November, 1997. Operating income decreased 6%. In Chlor-Alkali sales and operating income were lower due to lower volumes (primarily caustic soda) and higher utility costs which were partially offset by higher ECU pricing. The lower sales volumes are primarily due to reduced Asian demand for some of our customer's products. Pool Products sales and operating income increased as strong domestic volumes, particularly for branded HTH(R) products, more than offset lower selling prices. This strong performance was driven by favorable spring weather and reflects the slow order flow in the first quarter of 1998 compared to 1997. Excluding the impact of its divested businesses, Performance Urethanes & Organics operating income improved due to the restructuring of the business along with lower raw material costs. Microelectronic Materials sales were lower due to lower volumes as a result of the semiconductor industry slowdown. Biocides operating income was lower due to reduced demand, particularly from the Asian markets. Microelectronic Materials operating income was lower due to lower sales volumes.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO 1997

     Sales decreased 1% due to a decrease in volumes. Higher sales due to the inclusion of the sales of Aegis in 1998 offset the lower sales in Performance Urethanes & Organics due to the divestment of the surfactants business in November, 1997. Operating income decreased 11%. In Chlor-Alkali sales and operating income were lower due to lower volumes (primarily caustic soda) and higher utility costs which were partially offset by higher ECU pricing. The lower sales volumes are primarily due to reduced Asian demand for some of our customer's products. Pool Products sales were about equal but operating income was lower due to lower selling prices and higher manufacturing costs, including higher depreciation expense. Exports of calcium hypochlorite from Chinese producers have disrupted the supply/demand balance and affected prices on a worldwide basis. For the total year, estimated lower volumes and pricing in Pool Products along with higher manufacturing costs, including depreciation expense, are expected to result in unfavorable earnings comparisons from 1998 to 1997. Biocides operating income is lower due to higher fixed costs associated with the anticipated business expansion. For the full year, Biocides operating income will be lower due to higher fixed costs and selling and administrative expenses incurred to support the anticipated volume growth which has not materialized due to the lower Asian demand. Excluding the impact of its divested businesses, Performance Urethanes & Organics operating income improved due to the restructuring of the business along with lower raw material costs. Despite a slower-than-expected recovery period for the semiconductor industry, increased volumes contributed to Microelectronic Materials improved performance. For the full year, lower forecasted demand in the electronics industry may result in Microelectronic Materials 1998 operating results below 1997. Higher volumes and pricing were the primary contributors to the improved operating results of Hydrazine and Sulfuric Acid.


METALS AND AMMUNITION
                          Three Months          Six Months
                         Ended June 30,        Ended June 30,
                         --------------        --------------
                         1998      1997        1998      1997
                         ----      ----        ----      ----
Sales                  $245.1    $267.4      $498.9    $531.4
Operating Income         16.4      12.6        32.1      24.7


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO 1997

     Sales decreased 8% due to lower metal values. Operating income increased 30%. Metal profits declined slightly as an inventory correction at certain automotive customers and lower electronics and connector demand, in part due to the Asian turmoil, more than offset higher foreign coinage and cupping sales. Winchester's operating income was higher due to higher sales, improved manufacturing performance and lower operating costs.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO 1997

     Sales decreased 6% primarily due to lower metal values and operating income increased 30%. Brass' operating income was about equal as higher volumes from the automotive, housing and ammunition markets offset lower volumes in the electronics (leadframe) and stainless steel markets. Also, copper bond shipments were strong and several new foreign coinage contracts helped to offset weakness in the electronics markets. Winchester's operating income was higher due to favorable sales mix, improved manufacturing performance and lower operating costs.


ENVIRONMENTAL

     In the three and six months ended June 30, 1998, the company spent approximately $4 million and $9 million, respectively for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1998 is estimated to be $30 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $4 million and $8 million for the three and six months ended June 30, 1998, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1997 and may be material to net income in 1998 and future years.

     The company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $135 million at June 30, 1998 and $136 million at December 31, 1997, of which $105 million and $106 million were classified as other noncurrent liabilities, respectiveley. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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



LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA
Cash Flow Data                                     Six Months
Provided by/(Used for) (in millions)              Ended June 30,
                                                  --------------
                                                  1998      1997
                                                  ----      ----

Net Operating Activities                       $  11.8   $(196.3)
Capital Expenditures                             (51.0)    (37.7)
Net Investing Activities                         (44.5)    (57.2)
Purchases of Olin Common Stock                   (59.3)    (85.9)
Net Financing Activities                        (125.4)   (248.0)

     Operating income and cash and cash equivalents on hand were used to finance the company's seasonal working capital requirements, capital and investment projects, payment of debt, dividends and the repurchase of Olin common stock.


OPERATING ACTIVITIES

     Cash generated by operating activities in 1998 was used for an increase in working capital. Higher accounts receivables due to the seasonal Pool Products business along with lower accounts payable and accrued liabilities were the main contributors to the increase in working capital. Cash used for operating activities in 1997 was for an increase in working capital resulting from higher receivable levels associated with the Niachlor acquisition and seasonal Pool Products receivables, and tax payments on the sale of the isocyanates business.


INVESTING ACTIVITIES

     Capital spending of $51.0 million in 1998 was 35% higher than 1997. Capital spending for 1998 is estimated to increase approximately 15-30% from 1997 in order to provide additional capacity for certain Chemicals product lines, particularly in Microelectronic Materials and Biocides.


FINANCING ACTIVITIES

     At June 30, 1998, the company maintained committed credit facilities with banks of $262 million, all of, which was available. The company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future.

     During the first half of 1998, the company used $59.3 million to repurchase 1,278,500 shares of its common stock, bringing the cumulative total shares repurchased to 5,105,600 since January, 1997.

     At June 30, 1998, the percent of total debt to total capitalization was 21.5%, down from 24.0% at year-end 1997 and 23.2% at June 30, 1997. The decrease from June 30, 1997 was due to the repayment of $39 million on May 1, 1998 and $125 million 9.5% subordinated notes in June 1997.


NEW ACCOUNTING STANDARDS

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

     In 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The company is currently evaluating the effect this statement will have on its financial position and results of operations in the period of adoption.

     In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The company is currently evaluating the effect this SOP will have on its financial position and results of operations in the period of adoption.

     Also in 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-up Activities." This SOP requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the company's start-up activities, and is effective for fiscal years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative effect of change in accounting principle. The company is still evaluating the effect of this statement on results of operations and financial position. The company does not expect however that the amount recognized as a cumulative effect of change in accounting principle, if any, would be material.

     After determining the effect of Statement 131, 133, SOP 98-1 and SOP 98-5, the company may consider early adoption of one or more of these pronouncements.

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

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS

The information in the Results of Operations section, Environmental Matters section and the Liquidity, Investment Activity and Other Financial Data sections (and subsections thereof) contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the company and its various divisions and profit centers operate. Words such as "expects," "believes," "should," "plans," "will," "forecasts," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: lack of moderate growth in the U.S. economy or even a slight recession in 1998; worsening economic conditions in Asia; competitive pricing pressures; the company's ability to maintain chemical price increases; no increase in Chlor Alkali's ECU prices; Chlor Alkali operating rates below current levels; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of stability in the semiconductor industry; the negative effects from the General Motor's strike; a downturn in many of the markets the company serves such as electronics, automotive, ammunition and housing; the supply/demand balance for the company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.


Part 3. Quantitative and Qualitative Disclosures about Market Risk. Not Applicable.

                          Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Company held its Annual Meeting of Shareholders on April 30, 1998. Of the 48,526,200 shares of Common Stock entitled to vote at such meeting, at least 44,567,827 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors R. M. Rompala as a Class II director with a term expiring in 1999, and R. E. Cavanagh, J. W. Johnstone, Jr.,
J. D. Kuehler and R. W. Larrimore as Class I directors with terms expiring in 2001. Votes cast for and votes withheld in the election of Directors were as follows:


                                 Votes For   Votes Withheld
                                 ----------  --------------

         R. M. Rompala           43,836,414      731,413
         R. E. Cavanagh          43,808,311      759,516
         J. W. Johnstone, Jr.    43,568,537      999,290
         J. D. Kuehler           43,774,481      793,346
         R. W. Larrimore         43,817,933      749,894


         There were no abstentions or broker nonvotes.

         The shareholders also ratified the appointment of KPMG Peat Marwick LLP as independent auditors for the Corporation for 1998. Voting for the resolution ratifying the appointment were 44,132,865 shares. Voting against were 209,057 shares. Abstaining were 225,905 shares. There were no broker nonvotes.

Item 5.  Other Information
         -----------------

         For purposes of complying with Rule 14a-5(e) promulgated under the Securities Exchange Act of 1934, as amended, the registrant hereby discloses the following information: Article I, Section 9 of the registrant's By-laws provides that for a shareholder to bring a matter properly before an annual or special meeting of shareholders called by the shareholders, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be given, either by personal delivery or by United States registered or certified mail, postage prepaid, to the Secretary of the Corporation in the case of an annual meeting, not later than 90 days before the anniversary of the immediately preceding annual meeting and in the case of a special meeting called at the request of shareholders, in accordance with the procedures set forth in Section 10 of Article I of the By-laws. A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the meeting (i) a brief description of the business desired to be brought before the meeting, including the complete text of any resolutions to be presented at the meeting with respect to such business, and the reasons for conducting such business at the meeting, (ii) the name and address of record of the shareholder proposing such business, (iii) the class and number of shares of the Corporation that are beneficially owned by the shareholder and any other person on whose behalf the proposal is made, and (iv) any material interest of the shareholder and any other person on whose behalf the proposal is made, in such business. In the event that a shareholder attempts to bring business before a meeting without complying with the foregoing procedure, the chairman of the meeting may declare to the meeting that the business was not properly brought before the meeting and, if he shall so declare, such business shall not be transacted.

         For purposes of including a shareholder proposal in the Corporation's proxy statement for the 1999 annual meeting of shareholders, the shareholder must also comply with the requirements set forth under the section "Miscellaneous - Shareholder Proposals" of the Corporation's 1998 Proxy Statement, dated March 13, 1998.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              12. Computation of Ratio of Earnings to Fixed Charges (Unaudited).

              27. Financial Data Schedule.

              99. Press Release, dated July 30, 1998.

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OLIN CORPORATION
                                        (Registrant)



                                         By: A.W. Ruggiero
                                             -------------
                                             A.W. Ruggiero
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Authorized Officer)



Date:  August 11, 1998

                                 EXHIBIT INDEX



Exhibit
  No.     Description
-------   -----------

12.       Computation of Ratio of Earnings to Fixed Charges (Unaudited).

27.       Financial Data Schedule.

99.       Press Release, dated July 30, 1998.