Form 10-Q
period 1998-09-30
OLIN CORP
filed 1998-11-13
CIK 74303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       SEPTEMBER 30, 1998
                              --------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO
                              --------------------------------------------------


COMMISSION FILE NUMBER        1-1070
                        --------------------------------------------------------


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


As of October 31, 1998, there were outstanding 46,795,628 shares of the registrant's common stock.

Part I - Financial Information
  Item 1.  Financial Statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                Condensed Balance Sheets
                                      (In millions)

                                              Unaudited
                                            September 30,         December 31,
                                                1998                 1997
                                                ----                 ----
ASSETS
------
Cash and cash equivalents                    $   81.4             $  165.8
Short-term investments                           33.4                 28.1
Accounts receivable, net                        395.2                350.1
Inventories                                     328.6                347.3
Other current assets                             38.5                 44.7
                                             --------             --------
  Total current assets                          877.1                936.0
Investments and advances                         27.9                 30.9
Property, plant and equipment
 (less accumulated depreciation
  of $1,602.1 and $1,528.2)                     806.2                795.0
Other assets                                    105.2                183.5
                                             --------             --------
Total assets                                 $1,816.4             $1,945.4
                                             ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt             $    1.3             $    9.2
Accounts payable                                200.8                255.9
Accrued liabilities                             265.9                247.1
                                             --------             --------
  Total current liabilities                     468.0                512.2
Long-term debt                                  235.7                268.0
Other liabilities                               280.8                286.9
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares.
      Issued 47.2 shares (48.8 in 1997)          47.2                 48.8
  Additional paid-in capital                    277.5                347.7
  Cumulative translation adjustment             (25.4)               (23.7)
  Retained earnings                             532.6                505.5
                                             --------             --------
  Total shareholders' equity                    831.9                878.3
                                             --------             --------
Total liabilities and
 shareholders' equity                        $1,816.4             $1,945.4
                                             ========             ========

---------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   Condensed Statements of Income (Unaudited)
                     (In millions, except per share amounts)


                                                       Three Months                    Nine Months
                                                    Ended September 30,            Ended September 30,
                                                    -------------------           ----------------------
                                                     1998         1997              1998          1997
                                                     ----         ----              ----          ----
Sales                                               $582.0       $607.9           $1,768.2      $1,831.5
Operating expenses:
Cost of goods sold                                   470.1        469.9            1,373.9       1,411.4
Selling and administration                            73.4         71.7              224.9         219.1
Research and development                               7.0          7.6               20.5          22.2
Interest expense                                       4.2          5.9               13.9          20.4
Interest income                                        0.8          1.1                2.7           9.8
Other income                                           1.0          4.2               10.0          12.6
Loss on sales and restructurings of businesses        42.0         -                  42.0          -
                                                    ------       ------           --------      --------
  Income (loss) before taxes                         (12.9)        58.1              105.7         180.8
Income tax provision (benefit)                        (5.7)        20.1               35.2          62.4
                                                    ------       ------           --------      --------
Net income (loss)                                   $ (7.2)      $ 38.0           $   70.5      $  118.4
                                                    ======       ======           ========      ========

Net income (loss) per common share:
  Basic                                             $(0.15)      $ 0.76             $ 1.47        $ 2.32
  Diluted                                           $(0.15)      $ 0.75             $ 1.46        $ 2.30

Dividends per common share                          $ 0.30       $ 0.30             $ 0.90        $ 0.90
Average common shares outstanding:
  Basic                                               47.5         49.9               48.0          51.0
  Diluted                                             47.5         50.3               48.3          51.4

---------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                Condensed Statements of Cash Flows (Unaudited)
                                 (In millions)


                                                                Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                             1998         1997
                                                             ----         ----
Operating activities
--------------------
Net income                                                  $ 70.5       $118.4
Adjustments to reconcile net income to net cash and
  cash equivalents provided by operating activities
    Earnings of non-consolidated affiliates                   (3.8)        (7.4)
    Depreciation and amortization                             93.8         90.2
    Deferred taxes                                            80.4         21.8
    Loss on sales and restructurings of businesses            42.0          -
    Change in assets and liabilities net of
      purchases and sales of businesses:
        Receivables                                          (45.1)       (90.7)
        Inventories                                           18.6        (20.3)
        Other current assets                                   6.1         (2.6)
        Accounts payable and accrued liabilities             (64.5)       (74.0)
        Income taxes payable                                 (13.9)      (124.6)
        Noncurrent liabilities                               (11.8)       (41.6)
Other operating activities                                     6.0         14.9
                                                           -------      -------
  Net operating activities                                   178.3       (115.9)
                                                           -------      -------

Investing activities
--------------------
Capital expenditures                                         (93.7)       (74.4)
Business acquired in purchase transaction                      -           (2.0)
Purchase of short-term investments                           (22.8)       (84.9)
Proceeds from sale of short-term investments                  17.5        170.2
Investments and advances-affiliated companies at equity        2.1        (77.0)
Other investing activities                                    (8.4)        (2.2)
                                                           -------      -------
  Net investing activities                                  (105.3)       (70.3)
                                                           -------      -------

Financing activities
---------------------
Long-term debt repayments                                    (37.9)      (138.5)
Purchases of Olin common stock                               (75.8)      (127.1)
Repayment from ESOP                                            -            5.0
Stock options exercised                                        2.5          8.6
Dividends paid                                               (43.3)       (46.1)
Other financing activities                                    (2.9)        (3.2)
                                                           -------      -------

  Net financing activities                                  (157.4)      (301.3)
                                                           -------      -------

  Net decrease in cash and cash equivalents                  (84.4)      (487.5)
Cash and cash equivalents, beginning of period               165.8        523.5
                                                           -------      -------

Cash and cash equivalents, end of period                    $ 81.4       $ 36.0
                                                           =======      =======


---------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

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

2. Inventory consists of the following:

                                                      September 30,                              December 31,
                                                           1998                                      1997
                                            -------------------------------           -------------------------------
Raw materials and supplies                             $ 153.8                                   $ 158.1
Work in process                                          129.8                                     128.7
Finished goods                                           177.4                                     197.7
                                            -------------------------------           -------------------------------
                                                         461.0                                     484.5
LIFO reserve                                            (132.4)                                   (137.2)
                                            -------------------------------           -------------------------------
Inventory, net                                         $ 328.6                                   $ 347.3
                                            ===============================           ===============================

   Inventories are valued principally by the dollar value last-in, first-out
   (LIFO) method of inventory accounting; in aggregate, such valuations are not in excess of market. Elements of costs in inventories include raw material, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual determination of quantities and costs as of the year-end; therefore, the condensed financial statements at

   September 30, 1998, reflect certain estimates relating to inventory quantities and costs at December 31, 1998.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

                                                             Three Months                             Nine months
                                                         Ended September 30,                      Ended September 30,
                                                ------------------------------------     -----------------------------------
Basic Earnings Per Share                               1998                1997                1998                1997
------------------------                        ---------------      ---------------     ---------------     ---------------
Basic earnings:
Net income (loss)                                        $ (7.2)               $38.0               $70.5              $118.4

Basic shares                                               47.5                 49.9                48.0                51.0

Basic earnings (loss) per share                          $(0.15)               $0.76               $1.47              $ 2.32


                                                             Three Months                             Nine months
                                                         Ended September 30,                      Ended September 30,
                                                ------------------------------------     -----------------------------------
                                                       1998                1997                1998                1997
                                                ---------------      ---------------     ---------------     ---------------
Diluted Earnings Per Share
-------------------------------------------
Diluted earnings:
Net income (loss)                                        $ (7.2)               $38.0               $70.5              $118.4

Diluted shares:
Basic shares                                               47.5                 49.9                48.0                51.0
Stock options and
  remuneration agreements                                     -                  0.4                 0.3                 0.4
                                                ---------------      ---------------     ---------------     ---------------
Diluted shares                                             47.5                 50.3                48.3                51.4
                                                ===============      ===============     ===============     ===============

Diluted earnings (loss) per share                        $(0.15)               $0.75               $1.46              $ 2.30
                                                ===============      ===============     ===============     ===============

4. The company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million and $12 million for the three and nine months ended September 30, 1998 and 1997, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1997 and may be material to operating results in 1998. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $134 million and $136 million at September 30, 1998 and December 31, 1997, respectively of which $104 million and $106 million were classified as other noncurrent liabilities, respectively.

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

5. In April 1998, the Board of Directors authorized an additional share repurchase program of up to 5 million shares of Olin common stock, from time to time, as conditions warrant. Since January 1997 the company has repurchased 5,642,700 shares, of which 642,700 were under the April 1998 program.

6. The company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Belgian franc, Canadian dollar, Irish punt and Japanese yen) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. The counterparties to the options and contracts are major financial institutions. The risk of loss to the company in the event of nonperformance by a counterparty is not significant. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (SFAS 52), a transaction is classified as a hedge when the foreign currency transaction is designated as, and is effective as, a hedge of a foreign currency commitment and the foreign currency commitment is firm. A hedge is considered by the Company to be effective when the transaction reduces the currency risk on its foreign currency commitments. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. For a foreign currency commitment that is classified as a hedge, any gain or loss on the commitment is deferred and included in the basis of the underlying instrument. Any realized and unrealized gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period and are included in selling and administration in the condensed statements of income. If a foreign currency transaction previously considered as a hedge is terminated before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred and included in the basis of the underlying instrument. Premiums paid for currency options and gains or losses on forward sales and purchase contracts are not material to operating results.

   During 1992, the company swapped interest payments on $50 million principal amount of its 8% notes due 2002 to a floating rate (6.0625% at September 30, 1998). In June 1995, the company offset this transaction by swapping interest payments to a fixed rate of 6.485%. Counterparties to the interest rate swap contracts are major financial institutions. The risk of loss to the company in the event of nonperformance by a counterparty is not significant. The company records the net difference between the interest spreads as Interest Expense in the income statement.

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

7. As of January 1, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. The company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings on foreign subsidiaries. The components of comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997 are as follows:

                                                             Three Months                               Nine months
                                                          Ended September 30,                       Ended September 30,
                                                ------------------------------------      ------------------------------------
                                                       1998                 1997                 1998                 1997
                                                ---------------      ---------------      ---------------      ---------------
Net income (loss)                                         $(7.2)               $38.0                $70.5               $118.4
Other Comprehensive income:
   Cumulative translation adjustment                        1.6                 (4.0)                (1.7)                (8.2)
                                                ---------------      ---------------      ---------------      ---------------
Comprehensive income (loss)                               $(5.6)               $34.0                $68.8               $110.2
                                                ===============      ===============      ===============      ===============


8. On July 29, 1998 the Board of Directors approved in principle a plan to distribute the Company's specialty chemical businesses (the "Distribution") to its shareholders as a separate public company. Such separate company has been named Arch Chemicals, Inc. ("Arch"). Olin expects the Distribution to be completed by the end of the first quarter of 1999, after the appropriate approvals of third parties and the receipt of an opinion of its counsel that the receipt of the Arch shares by Olin shareholders will be tax-free, and that no gain or loss with respect to the Arch shares will be recognized by Olin on the Distribution. Olin will retain its Chlor-Alkali, Brass and Winchester businesses. The specialty chemicals businesses had sales of $695 million for the nine months ended September 30, 1998 and $930 million for the year 1997.

9. In September 1998, the Company recorded a $42 million pretax charge ($26.2 million after tax) to earnings in connection with the sale or restructuring of its rod, wire and tube businesses and its microelectronic packaging business. On October 26, 1998, the Company completed the sale of its microelectronic packaging unit at Manteca, California. In early November 1998, the Company announced that it was unable to conclude negotiations to sell its rod, wire and tube businesses at Indianapolis, Indiana and will therefore, restructure these operations by early next year.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations.
        ----------------------

RESULTS OF OPERATIONS
(in millions, except per share data)
CONSOLIDATED                                        Three Months                           Nine Months
                                                 Ended September 30                    Ended September 30
                                         --------------------------------     -----------------------------------
                                               1998              1997               1998                1997
                                         -------------      -------------     ---------------     ---------------
Sales                                           $582.0             $607.9            $1,768.2            $1,831.5
Gross Margin                                     111.9              138.0               394.3               420.1
Selling & Administration                          73.4               71.7               224.9               219.1
Interest Expense, net                              3.4                4.8                11.2                10.6
Other Income                                       1.0                4.2                10.0                12.6
Loss on Sales and Restructurings
  of Businesses                                   42.0                  -                42.0                   -
Net Income (Loss)                                 (7.2)              38.0                70.5               118.4
Net Income (Loss) per Common Share:
  Basic                                         $(0.15)            $ 0.76            $   1.47            $   2.32
  Diluted                                       $(0.15)            $ 0.75            $   1.46            $   2.30


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

     Sales decreased 4% primarily due to a decrease in selling prices and metal values.

     Gross margin percentage was 19% in 1998 down from 23% in 1997 due to the impact of lower selling prices in Chlor-Alkali and Water Chemicals and higher electricity and other costs in Chlor-Alkali.

     Selling and administration expenses were 13% of sales in 1998 compared with 12% in 1997. Higher expenses for information technology systems and business planning and development activities were offset by cost reduction efforts in other administrative areas.

     The decrease in other income is due primarily to the unfavorable performance of the non-consolidated affiliates in Asia and the Sunbelt Chlor-Alkali joint venture with Geon which was negatively impacted by low chlorine pricing.

     Excluding the charge for the sales and restructurings of the businesses, the effective tax rate approximated 34.5% in 1998 and 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

     Sales decreased 3% primarily due to a 1% decrease in selling prices and a 2% decrease in metal values.

     Gross margin percentage was 22% in 1998 compared with 23% in 1997 due to the impact of lower selling prices.

     Selling and administration expenses were 13% and 12% of sales in 1998 and 1997, respectively. Selling and administration increased in amount due to higher administration expenses for information technology systems and business planning and development activities. Also, 1998 includes the selling and administration expenses of Aegis, Inc. (Aegis) which was previously accounted for as a joint venture, but in October 1997 became a wholly owned subsidiary.

     Excluding the charge for the sales and restructurings of the businesses, the effective tax rate approximated 34.5% in 1998 and 1997.

SPIN-OFF OF SPECIALTY CHEMICAL BUSINESSES

     On July 29, 1998 the Board of Directors approved in principle a plan to distribute the Company's specialty chemical businesses (the "Distribution") to its shareholders as a separate public company. Such separate company has been named Arch Chemicals, Inc. ("Arch"). Olin expects the Distribution to be completed by the end of the first quarter of 1999, after the appropriate approvals of third parties and the receipt of an opinion of its counsel that the receipt of the Arch shares by Olin shareholders will be tax-free, and that no gain or loss with respect to the Arch shares will be recognized by Olin on the Distribution. Olin will retain its Chlor-Alkali, Brass and Winchester businesses. The specialty chemical businesses had sales of $695 million for the nine months ended September 30, 1998 and $930 million for the year 1997.


SALES AND RESTRUCTURING OF BUSINESSES

In September 1998, the Company recorded a $42 million pretax charge ($26.2 million after tax, $0.55 diluted earnings per share) to earnings in connection with the sale or restructuring of its rod, wire and tube businesses and its microelectronic packaging business. On October 26, 1998, the Company completed the sale of its microelectronic packaging unit at Manteca, California. In early November 1998, the Company announced that it was unable to conclude negotiations to sell its rod, wire and tube businesses at Indianapolis, Indiana and will therefore, restructure these operations by early next year.


1998 OUTLOOK

     Diluted earnings per share for the full year 1998 is expected to be in the $2.50 range excluding the impact of the $0.55 per share charge for the sale and restructuring of the businesses in the third quarter of 1998. This earnings estimate assumes, among other things, that Chlor-Alkali operating rates will remain at current levels and that Electrochemical Unit (ECU) does not fall more than anticipated and that there is no further deterioration in our markets due to the Asian financial turmoil. Also, there are no spin-off related transaction costs included in the estimate.

     The following compares sales and operating income for the three and nine months ending September 30, 1998 to 1997 excluding the charge in the third quarter of 1998 for the sales and restructuring of the businesses mentioned above.


CHEMICALS                                  Three Months                                 Nine Months
                                        Ended September 30                          Ended September 30
                             ---------------------------------------     ---------------------------------------
                                          1998                  1997                  1998                  1997
                             -----------------     -----------------     -----------------     -----------------
Sales                                   $301.5                $331.3                $988.8              $1,023.5
Operating Income                          13.6                  43.1                  98.9                 138.5


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

     Sales decreased 9% due to a 7% decrease in volumes and a 2% decrease in selling prices. Lower sales were due primarily to sales of the surfactants, fluids, non-urethane polypropylene glycol and polyethylene glycol businesses ("Surfactants") which were sold to BASF in November 1997 and the conversion of the flexible polyol businesses to a tolling operation. Operating income decreased 68% due to lower earnings in Chlor-Alkali and the specialty chemical businesses.

     Chlor-Alkali's operating income was substantially lower due to lower ECU pricing and volumes, primarily caused by the Asian economic crisis. Chlorine pricing into the vinyl market was significantly lower than anticipated. In addition, the unseasonably hot weather in the southeast resulted in higher electricity costs and contributed to the decline in operating income.

     In the specialty chemical businesses, the operating results varied. Microelectronic Chemicals reported a loss in the third quarter of 1998, due to lower volumes as a result of the semiconductor industry slowdown and higher administrative expenses for information technology systems. Water Chemicals operating income was lower due to lower selling prices of calcium hypochlorite and higher costs for depreciation and other fixed plant spending. In Performance Chemicals, operating income was lower due to lower sales volumes of antidandruff agents particularly from the Asian markets, higher operating expenses and lower raw material costs.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

     Sales decreased 3% due primarily to a decrease in Performance Chemicals volumes. Lower sales resulted from the sale of surfactants and the conversion of the polyol business to a tolling operation. Operating income decreased 29%.

     In Chlor-Alkali, sales and operating income were lower due to lower volumes (primarily caustic soda) and lower chlorine pricing due to the weak vinyl market. Caustic soda volumes to the pulp and paper industry were lower due to unseasonably wet weather in the early part of 1998. Higher-than-normal electricity costs adversely affected operating income.

     In the specialty chemical businesses the operating results varied. A slower-than-expected recovery period for the semiconductor industry resulted in reduced volumes and along with start-up costs for the Company's new process chemicals facility in Belgium and higher administrative expenses for information technology systems contributed to Microelectronic Chemicals operating loss. For the full year, lower demand in the electronics industry may result in Microelectronic Chemicals 1998 operating results below 1997. Water Chemicals sales were about equal but operating income was lower due to lower selling prices of calcium hypochlorite and higher manufacturing costs, including higher depreciation expense and increased operating expenses. Exports of calcium hypochlorite from Chinese producers have disrupted the supply/demand balance and affected prices on a worldwide basis. For the total year, estimated lower volumes and pricing in Water Chemicals along with higher manufacturing costs, including depreciation expense, are expected to result in unfavorable earnings comparisons from 1998 to 1997. In Performance Chemicals, operating income improved due to the conversion of the flexible polyol business to a tolling operation and lower raw material costs, and was offset in part by higher fixed costs associated with the anticipated biocide expansion, lower antidandruff agent volumes to the Asian market, and higher administration expense for additional international personnel and legal expenses.


METALS AND AMMUNITION                      Three Months                                 Nine Months
                                        Ended September 30                          Ended September 30
                             ---------------------------------------     ---------------------------------------
                                          1998                  1997                  1998                  1997
                             -----------------     -----------------     -----------------     -----------------
Sales                                   $280.5                $276.6                $779.4                $808.0
Operating Income                          17.9                  15.6                  50.0                  40.3


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

     Sales increased 1% due to an 8% increase in volumes offset in part by a 5% decrease in metal values and a 2% decrease in selling prices. The volume increase was attributable to both the metals and Winchester businesses. Metals sales declined due to lower metal price pass-throughs, while operating income was about equal to last year. Strong demand from the housing industry and higher demand from ammunition and coinage customers offset lower demand from the automotive sector in part due to the General Motors strike. Winchester's sales were higher due to increased volumes partially offset by lower prices and operating income was significantly higher as a result of higher sales volumes and lower manufacturing and operating expenses.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO 1997

     Sales decreased 4% primarily due to lower metal values and operating income increased 24%. Brass' operating income was about equal as higher volumes from the automotive, housing and ammunition markets offset lower volumes in the electronics (leadframe) and stainless steel markets. Also, copper bond shipments were strong and several new foreign coinage contracts helped to offset weakness in the electronics markets. Winchester's operating income was higher due to favorable sales mix, improved manufacturing performance and lower operating costs.

ENVIRONMENTAL

     In the nine months ended September 30, 1998, the Company spent approximately $14 million for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1998 is estimated to be $25 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $4 million and $12 million for the three and nine months ended September 30, 1998, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1997 and may be material to net income in 1998 and future years.

     The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $134 million at September 30, 1998 and $136 million at December 31, 1997, of which $104 million and $106 million were classified as other noncurrent liabilities, respectively. These amounts did not take into account any discounting of future expenditures, any consideration of insurance recoveries or any advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed or if the costs of remediation efforts can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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


LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA                                           Nine Months
Provided by/(Used for) (in millions)                 Ended September 30
                                         ----------------------------------------
                                                 1998                   1997
                                         -----------------      -----------------
Net Operating Activities                           $ 178.3                $(115.9)
Capital Expenditures                                 (93.7)                 (74.4)
Net Investing Activities                            (105.3)                 (70.3)
Purchases of Olin Common Stock                       (75.8)                (127.1)
Net Financing Activities                            (157.4)                (301.3)

     Operating income and cash and cash equivalents on hand were used to finance the Company's seasonal working capital requirements, capital and investment projects, payment of debt, dividends and the repurchase of Olin common stock.


OPERATING ACTIVITIES

     Cash generated by operating activities in 1998 was used for an increase in working capital. Higher account receivables due to the seasonal Water Chemicals and Winchester business along with lower accounts payable and accrued liabilities, were the main contributors to the increase in working capital. In the third quarter of 1998 the Company received approximately $80 million as a result of a tax refund of taxes paid on capital gains in prior years. Cash used for operating activities in 1997 was for an increase in working capital resulting from higher receivable levels associated with the Niachlor acquisition and seasonal Water Chemicals and Winchester receivables, and tax payments on the sale of the isocyanates business.


INVESTING ACTIVITIES

     Capital spending of $93.7 million in 1998 was 26% higher than 1997 in order to provide additional capacity in the microelectronic chemicals business and for the biocide products. Capital spending for 1998 is estimated to increase approximately 15-30% from 1997 in order to provide this additional capacity.


FINANCING ACTIVITIES

     At September 30, 1998, the Company maintained committed credit facilities with banks of $261 million, all of which was available. The Company believes that these credit facilities are adequate to satisfy its liquidity needs for the near future.

     During the nine months ended September 30, 1998, the Company used $75.8 million to repurchase 1,815,600 shares of its common stock, bringing the cumulative total shares repurchased to 5,642,700 since January 1997.

     At September 30, 1998, the percent of total debt to total capitalization was 22.2%, down from 24.0% at year-end 1997 and 23.5% at September 30, 1997.
The decrease from December 31, 1997 was due to the repayment of $37.5 million on May 1, 1998.


NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No.131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that segment information is to be disclosed in financial statements along with additional information on products and services, geographic areas and major customers. The Company will comply with the new standard for the year ended December 31, 1998.

     In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits, an amendment to FASB Statements No. 87, 88, and 106," which modifies the disclosure requirements related to pensions and other post retirement benefits. The statement is effective for fiscal years beginning after December 15, 1997. The Company will comply with the new standard for the year ended December 31, 1998.

     In 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect this statement will have on its financial position and results of operations in the period of adoption.

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

     After determining the effect of Statement 133, SOP 98-1 and SOP 98-5, the Company may consider early adoption of one or more of these pronouncements.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the euro as their common legal currency and to establish fixed conversion rates between their existing sovereign currencies and the euro. The Company does not expect the conversion to the euro to have a material impact on its business, operations, or financial position.


YEAR 2000 COMPUTER SYSTEMS

     The Company views the impact of the Year 2000 as a critical business issue. It manages the process by having each business identify its own Year 2000 issues and develop appropriate corrective action steps, while instituting a series of management processes that coordinate and manage the process across business boundaries and the corporate center. The process includes corporate oversight and provides for consistent attention to progress made against planned activities and a forum for issue resolution at the business and corporate levels with periodic assessments made by independent parties which are periodically reported to the Board.

     The Company recognizes that the Year 2000 issue is not limited to computer programs normally associated with the processing of business information, but can also be found in certain equipment and processes used in manufacturing and operation of facilities. Furthermore, it also recognizes that the potential exists for Year 2000 issues within the supply chain. The Company's approach was to subdivide the program into four distinct segments: 1) Business Systems; 2) Manufacturing; 3) Supply Chain; and 4) Infrastructure.

     In the business systems segment, the Company has positioned itself very favorably with respect to software and equipment that is Year 2000 compliant.
In 1994, the Company began implementing a Year 2000 compliant client-server system, Peoplesoft, to address payroll and human resource needs and it presently uses such system in all businesses. In 1993, the Company began implementing for all domestic businesses, except the metals division, a client-server system, SAP, for core business requirements as a vehicle to obtain certain improvements in the business processes. SAP is currently utilized in a majority of its domestic businesses. Since SAP was also a certified Year 2000 compliant solution, migration plans were adjusted to take advantage of the business benefit while eliminating the cost of remediating old legacy system code. Deployment has been aggressive with all domestic functions and locations transferred to SAP with the exception of the Microelectronic Chemicals business which is scheduled for January 1999. In the few instances where SAP is not utilized, replacement systems are scheduled for June 1999. Offshore processing systems will continue using existing systems until conversion to SAP during 2000 and beyond. All systems have been examined with Year 2000 upgrades targeted for completion by the second quarter of 1999.

     The Metals division is addressing the Year 2000 issue by converting existing programs to be compliant. It has completed code converting it's entire software portfolio, and is currently heavily engaged in the testing phase of it's plan. Completion of all systems is targeted for June 1999.

     In the manufacturing segment, plant level employees and independent assessments were used to identify places where embedded systems exist and categorize them by the potential impact to the business. Forty-eight items, which have the potential for causing process shutdowns or unsafe conditions, remain to be remediated or replaced in the manufacturing segment. The plan, which takes maximum advantage of "planned outages" in order to minimize impact on operations, targets completion by May 1999.

     The supply chain segment has seen much activity in terms of assessing vendor Year 2000 preparedness, identifying alternate sources, as well as insertion of certain Year 2000 compliance language in all purchase orders issued. The Company is expecting to complete a review of single source and critical suppliers by year-end 1998. During 1999, the Company will continue to re-evaluate its suppliers on a periodic basis.

     Personal computers, networks, and PBX's represent the majority of items in the Company's infrastructure segment. The Company has deployed new Pentium Year 2000 compliant equipment in large numbers to support its SAP deployment program and for internal standards compliance. In addition, the Company is currently utilizing software tools to test the entire PC inventory for Year 2000 compliance and this is expected to be completed by year end 1998. The Company's wide area network is already Year 2000 compliant as is most of it's PBX's and voice mail systems. The non-compliant equipment is planned to be replaced with compliant versions as leases expire but no later than June 1999.

     The Company believes its Year 2000 initiative is on track to address all significant Year 2000 issues by the middle of 1999, and is supported by the findings of an independent assessment completed in July 1998. Plans include additional assessments throughout 1999.

     Plans for a worst case scenario in the unlikely event of a major failure due to a Year 2000 problem which causes significant disruptions to business operations have been formulated. In the area of business systems, management believes that the Company, with most of its' operating units already migrated to Year 2000 compliant solutions, has already significantly reduced its' potential risk. As added protection, software migration plans to new releases of SAP and Peoplesoft, which are planned in 1999, include Year 2000 testing scenarios. It will continue to monitor progress in the system testing of the converted legacy systems and will redirect existing resources and / or utilize outside assistance in the event of slippage against plans.

     The Company continues to focus attention to the manufacturing segment. It has deployed several independent initiatives to identify embedded systems, develop comprehensive equipment lists, and obtain vendor certifications of Year 2000 compliance. It has developed plans for further testing with respect to key manufacturing equipment and systems, during periods of scheduled outages.

     The Company will continue to monitor progress against plans in the business systems, manufacturing, infrastructure, and supply chain segments, and take corrective action should slippage occur. The use of vendor-supplied Year 2000 compliant solutions, coupled with substantive pre-testing of key systems and a strong management commitment and oversight are the cornerstone of the Company's Year 2000 program.

     Nonetheless, in the unlikely occurrence of some unforeseen event, divisional emergency teams skilled in each of the disciplines will be formed during the last half of 1999. They will be deployed to assist local personnel in the event of a Year 2000 issue at the turn of the millennium.

     The Company does not expect Year 2000 initiative costs to exceed $10 million exclusive of the cost for deploying SAP and Peoplesoft and related infrastructure over the next 15 months. Decisions were made to deploy SAP and Peoplesoft independent of the Year 2000 issue.

     The dates on which the Company believes the Year 2000 Project will be completed and the SAP computer systems will be implemented are based on Management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve the problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.


CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS

The information in this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to Condensed Financial Statements contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the Company and its various divisions and profit centers operate. Words such as "believes," "estimates," "expects," "forecasts," "plans," "projects," "should," "will," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: general economic and business conditions; lack of moderate growth in the U.S. economy or even a slight recession in 1998; worsening business conditions as a result of the Asian financial crisis; competitive pricing pressures; the Company's ability to maintain chemical price increases; declines in Chlor-Alkali's ECU prices beyond those estimated; Chlor-Alkali operating rates below current levels; higher-than-expected raw material costs for certain chemical product lines; increased foreign competition in the calcium hypochlorite markets; lack of stability in the semiconductor industry; a downturn in many of the markets the Company serves such as electronics, automotive, ammunition and housing; the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; unsuccessful entry into new markets for electronic chemicals; capital expenditures, such as overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruption/outages.


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

              No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OLIN CORPORATION
                                  (Registrant)



                             By: /s/A.W. Ruggiero
                                 ----------------
                                 A.W. Ruggiero
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Authorized Officer)



Date:  November 13, 1998

                                 EXHIBIT INDEX



Exhibit
  No.     Description
-------   -----------

12.       Computation of Ratio of Earnings to Fixed Charges (Unaudited).

27.       Financial Data Schedule.