Form 10-K405
period 1998-12-31
OLIN CORP
filed 1999-03-16
CIK 74303

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------
                                   Form 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the fiscal year ended December 31, 1998

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

                                ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
                  Title of each class                on which registered
                  -------------------              -----------------------
                     Common Stock,                 New York Stock Exchange
                par value $1 per share             Chicago Stock Exchange
                                                   Pacific Stock Exchange
      Series A Participating Cumulative Preferred  New York Stock Exchange
                 Stock Purchase Rights
                                                   Chicago Stock Exchange
                                                   Pacific Stock Exchange

                                ---------------
Securities registered pursuant to Section 12(g) of the Act: None

                                ---------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No    .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                ---------------
  As of January 31, 1999, the aggregate market value of registrant's common stock, par value $1 per share ("Common Stock") held by non-affiliates of registrant was approximately $1,073,761,590.

                                ---------------
  As of January 31, 1999, 45,963,259 shares of the registrant's common stock were outstanding.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in this Form
                           10-K as indicated herein:

                                                    Part of 10-K
                     Document                  into which incorporated
                     --------                  -----------------------
      Proxy Statement relating to Olin's 1999
          Annual Meeting of Shareholders              Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

  Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Norwalk, Connecticut. It is a manufacturer concentrated in three business segments: Chlor Alkali Products, Metals and Winchester. Chlor Alkali Products include chlorine and caustic soda, sodium hydrosulfite and high strength bleach products. Metals products include copper and copper alloy sheet, strip, welded tube and fabricated parts, and stainless steel strip. The Metals segment also includes a network of metals service centers in the continental U. S. and Puerto Rico. Winchester products include sporting ammunition, canister powder, reloading components, small caliber military ammunition and industrial cartridges. The Winchester segment also manages government arsenals.

  The terms "Olin" and the "Company" as used herein mean Olin Corporation and its subsidiaries, unless the context indicates otherwise.

  Effective February 8, 1999, Olin distributed to its shareholders all of the outstanding common stock of Arch Chemicals, Inc. ("Arch Chemicals"), a Virginia corporation formed to hold all of Olin's specialty chemical businesses (the "Spin-Off").

Products and Services

  The following is a list of the principal and certain other products and services provided by Olin and its affiliates after the Spin-Off within each industry segment. Principal products on the basis of annual sales are highlighted in bold face.

                             CHLOR ALKALI PRODUCTS

                                                                             Major Raw
                                                                             Materials
Products &                                                 Plants &      & Components for
Services                     Major End-Uses               Facilities*    Products/Services
----------         ----------------------------------  ----------------  -----------------
CHLORINE/CAUSTIC   Pulp & paper processing, chemical   Augusta, GA       salt, electricity
SODA               manufacturing, water purification,  Charleston, TN
                   manufacture of vinyl chloride,      McIntosh, AL
                   bleach, swimming pool chemicals &   Niagara Falls,
                   urethane chemicals                  NY
------------------------------------------------------------------------------------------
Sodium             Paper, textile & clay bleaching     Augusta, GA       caustic soda,
Hydrosulfite                                           Charleston, TN    sulfur dioxide
                                                       Salto, Brazil
------------------------------------------------------------------------------------------
HyPure(TM)         Industrial & institutional          Charleston, TN    chlorine, caustic
products           cleaners, textile bleaching                           soda


-------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated.
   Sites manufacture, distribute or market one or more of the identified products or services.

                                     METALS

                                                                             Major Raw
                                                                             Materials
Products &                                                 Plants &      & Components for
Services                     Major End-Uses               Facilities*    Products/Services
----------         ----------------------------------  ----------------  -----------------
COPPER & COPPER    Electronic connectors, lead         Bryan, OH         copper, zinc &
ALLOY SHEET &      frames, electrical components,      East Alton, IL    other nonferrous
STRIP (STANDARD &  communications, automotive,         Indianapolis, IN  metals
HIGH PERFORMANCE)  builders' hardware, coinage,        Waterbury, CT
                   ammunition                          Iwata, Japan
                                                       (Yamaha-Olin
                                                       Metal
                                                       Corporation)
------------------------------------------------------------------------------------------
Network of metals  Electronic connectors, electrical   Allentown, PA     copper & copper
service centers    components, communications,         Alliance, OH      alloy sheet,
                   automotive, builders' hardware,     Caguas, PR        strip, tube &
                   household products                  Carol Stream, IL  steel & aluminum
                                                       Warwick, RI       strip
                                                       Watertown, CT
                                                       Yorba Linda, CA
------------------------------------------------------------------------------------------
POSIT-BOND(R) CLAD Coinage strip & blanks              East Alton, IL    cupronickel,
METAL                                                                    copper &
                                                                         aluminum
------------------------------------------------------------------------------------------
ROLLED COPPER      Printed circuit boards, electrical  Waterbury, CT     copper, zinc &
FOIL,              & electronic, automotive                              other nonferrous
COPPERBOND(R)                                                            metals,
FOIL, STAINLESS                                                          stainless steel
STEEL STRIP
------------------------------------------------------------------------------------------
COPPER ALLOY       Utility condensers, industrial      Cuba, MO          copper, zinc &
WELDED TUBE        heat exchangers, refrigeration &                      other nonferrous
                   air conditioning, builders'                           metals
                   hardware, automotive
------------------------------------------------------------------------------------------
Fabricated         Builders' hardware, cartridge       East Alton, IL    brass &
products           cases, shaped charge cones,                           stainless steel
                   transportation, household &                           strip
                   recreational products
------------------------------------------------------------------------------------------
Olin Aegis: High   All industry market segments;       New Bedford, MA   all metals,
performance, high  computer, communications, medical,                    metal alloys,
reliability,       industrial, instrumentation,                          metal matrix
hermetic metal     automotive, consumer, aerospace                       composites,
packages for       and military                                          special alloys
microelectronics                                                         and glasses
industry


--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                   WINCHESTER

                                                                             Major Raw
                                                                            Materials &
Products &                                                 Plants &       Components for
Services                     Major End-Uses               Facilities*    Products/Services
----------         ----------------------------------  ----------------  -----------------
WINCHESTER(R)      Hunters & recreational shooters,    East Alton, IL    brass, lead,
SPORTING           law enforcement agencies            Geelong,          steel, plastic,
AMMUNITION (SHOT-                                      Australia         propellant,
SHELLS, SMALL                                                            explosives
CALIBER CENTERFIRE
& RIMFIRE
AMMUNITION)
------------------------------------------------------------------------------------------
Small caliber      Infantry and mounted weapons        East Alton, IL    brass, lead,
military                                                                 propellant,
ammunition                                                               explosives
------------------------------------------------------------------------------------------
Government-owned   Maintenance and operation of U.S.   Independence, MO  brass, lead,
arsenal operation  Army small caliber military                           propellant,
(GOCO)             ammunition production plant                           explosives,
                                                                         government-
                                                                         supplied
                                                                         components
                 -------------------------------------------------------------------------
                   Maintenance of U.S. Army laid-away  Baraboo, WI       subcontracted &
                   Production plant                                      government-
                                                                         supplied
                                                                         components
------------------------------------------------------------------------------------------
Industrial         Maintenance applications in power   East Alton, IL    brass, lead,
products (8 gauge  & concrete industries, powder-      Geelong,          plastic,
loads & powder-    actuated tools in construction      Australia         propellant,
actuated tool      industry                                              explosives
loads)


--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

Spin-Off of Arch Chemicals

  On July 29, 1998 the Board of Directors of Olin approved in principle a plan to distribute Olin's specialty chemical businesses to its shareholders as a separate public company, Arch Chemicals, which was incorporated on August 25, 1998. The Spin-Off was effective on February 8, 1999, when Olin distributed to its shareholders one share of Arch Chemicals Common Stock for each two shares of Olin Common Stock held of record on February 1, 1999.

  The businesses transferred by Olin to Arch Chemicals fall within three segments: microelectronic chemicals, water chemicals and performance chemicals. The microelectronic chemicals segment consists of the manufacture and supply of a range of products and services to semiconductor manufacturers and to flat panel display manufacturers. The microelectronic chemicals segment includes a variety of high purity acids, bases, oxidizers, etchants and solvents. The microelectronic chemicals segment has also manufactured a wide range of photoresist and ancillary products encompassing negative, g-line, I-line and 248nm deep UV technologies to meet the needs of the semiconductor industry.

  The water chemicals segment includes chemicals manufactured and sold and equipment distributed on a worldwide basis for the sanitization and recreational use of residential and commercial pool water and the purification of potable water, including calcium hypochlorite and chlorinated isocyanurates.

  The performance chemicals segment consists of the manufacture and sale of a broad range of products with diverse end uses. The performance chemicals segment manufactures flexible polyols, specialty polyols, urethane systems and glycol and glycol ethers, biocides that control the growth of micro-organisms, hydrazine hydrates as well as propellant grade hydrazine and hydrazine derivatives and supplies sulfuric acid regeneration services and virgin sulfuric acid sales.

1998 Developments

  In April 1998, the Board of Directors of Olin authorized the purchase of up to 5 million shares, or approximately 10%, of the then-outstanding Common Stock of Olin. During 1998, Olin repurchased 1.9 million shares under this program and repurchased an additional 1.2 million shares under a repurchase program authorized by the Board of Directors in October 1997.

  In September 1998, Olin recorded a $42 million pretax charge ($0.55 diluted earnings per share) related to the sale of the microelectronic packaging unit at Manteca, California for $4 million in cash, and the restructuring of its rod, wire and tube businesses at Indianapolis, Indiana.

  In December 1998, Olin recorded a $21 million pretax charge ($.32 diluted earnings per share) related to the Spin-Off of Arch Chemicals.

International Operations

  Olin has sales offices and subsidiaries in various countries which support the worldwide export of products from the United States as well as overseas production facilities. In addition, Olin has manufacturing interests in Brazil.

  Yamaha-Olin Metal Corporation, a joint venture with Yamaha Corporation, manufactures high-performance copper alloys in Japan for sale to the electronics industry throughout the Far East. An Olin subsidiary loads and packs sporting and industrial ammunition in Australia. See the Note "Segment Information" of the Notes to Consolidated Financial Statements in Item 8, for geographic segment data which are incorporated by reference.

Customers and Distribution

  During 1998, no single customer accounted for more than 2.4% of Olin's total consolidated sales. Products which Olin sells to industrial or commercial users or distributors for use in the production of other products constitute a major part of Olin's total sales. Some of its products, such as sporting ammunition and brass, are sold to a large number of users or distributors, while others, such as chlorine and caustic soda, are sold in substantial quantities to a relatively small number of industrial users.

  Most of Olin's products and services are marketed primarily through its sales force and sold directly to various industrial customers, the U.S. Government and its prime contractors, to wholesalers and other distributors.

  Chlor Alkali Products. Principal customers of Olin's Chlor Alkali products include the pulp and paper industries, vinyl chloride and urethane manufacturers and household and industrial cleaner suppliers.

  Metals. Principal customers of Olin's copper and copper alloy strip, sheet and welded tube include producers of electrical and electronic equipment, builders' hardware and appliances, the plumbing, automotive and air-conditioning industries and manufacturers of a variety of consumer goods.

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

  The Metals business is also focused on the electronics market, providing high performance and high-quality materials needed by the electronics industry and other advanced technology customers. These materials include Olin-developed proprietary alloys and Copperbond(R) treated copper foil marketed to the printed circuit industry.

  Fabricated products are principally sold to ammunition manufacturers, the U.S. Armed Forces, building product suppliers, household product manufacturers and automotive manufacturers.

  Winchester. The principal users of the Winchester products are recreational shooters, hunters, law enforcement agencies, the power and concrete industries, the construction industry, the U.S. Armed Forces and certain allied governments.

  Because Olin engages in some government contracting activities and makes sales to the U.S. Government, it is subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities could subject Olin or one or more of its businesses to civil and criminal penalties, and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time.

Competition

  Olin is in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses. With respect to certain product groups, such as ammunition and copper alloys, and with respect to certain chlor alkali products, Olin is among the large manufacturers or distributors in the United States. Olin encounters competition in price, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved.

Employees

  As of December 31, 1998, after adjusting for the effects of the Spin-off, Olin had approximately 6,400 employees (excluding approximately 1,000 employees at Government-owned, contractor-operated facilities and excluding employees of disposed businesses, including Arch Chemicals), approximately 6,300 of whom were working in the United States and approximately 100 of whom were working in foreign countries. A majority of the hourly-paid employees are represented, for purposes of collective bargaining, by various labor unions. Some labor contracts extend for as long as five years, but during most years new agreements must be negotiated in a number of Olin's plants, although Olin has no major labor contracts scheduled to expire in 1999. While relations between Olin and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without work stoppages. No major work stoppages have occurred in the last three years.

Research Activities; Patents

  Olin's research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were approximately $10 million during 1998, $8 million during 1997 and $20 million during 1996.

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

Raw Materials and Energy

  Olin purchases the major portion of its raw material requirements. The principal basic raw materials purchased by Olin for its production of chlor alkali products are salt, electricity, and sulfur. Copper, zinc and various other nonferrous metals are required for the metals business. Lead, brass and propellant are the principal raw materials used in the Winchester business. Olin's principal basic raw materials are typically purchased pursuant to multiyear contracts. In the manufacture of ammunition, Olin uses a substantial percentage of its own output of cartridge brass. Additional information with respect to specific raw materials is set forth in the table above under the caption entitled "Products and Services."

  Electricity is the predominant energy source for Olin's manufacturing facilities. Most of Olin's facilities are served by utilities which generate electricity principally from coal, hydro and nuclear power.

Environmental and Toxic Substances Controls

                                                             1998 1997 1996
                                                             ---- ---- ----
                                                             ($ in millions)
     Cash Outlays:
       Remedial and Investigatory Spending................... $20  $31  $30
       Capital Spending......................................   2    2    3
       Plant Operations......................................  17   15   16
                                                              ---  ---  ---
     Total Cash Outlays...................................... $39  $48  $49
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

  Olin is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in the past three years and may be material to net income in future years. Such charges to income were $16 million, $17 million and $70 million in 1998, 1997 and 1996, respectively.

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

  Olin's estimated environmental liability is attributable to 51 sites, 16 of which were on the National Priority List ("NPL"). Ten sites accounted for approximately 79% of such liability and, of the remaining sites, no one site accounted for more than 2% of such liability. Two of these ten sites were in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either Olin, the United States Environmental Protection Agency ("EPA") or other potentially responsible parties ("PRP's") and a Record of Decision ("ROD") or its equivalent has not yet been issued. At another six of the ten sites, a ROD or its equivalent has been issued by either the EPA or responsible state agency and Olin, either alone or as a member of a PRP group, was engaged in performing the remedial measures required by that ROD. At the remaining two of the ten sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All ten sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

  The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $129 million at December 31, 1998 and $133 million at December 31, 1997, of which $99 million and $103 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

  Total environmental-related cash outlays for 1999 are estimated to be $54 million, of which $30 million is expected to be spent on remedial and investigatory efforts, $7 million on capital projects and $17 million on normal plant operations.

  Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $50-$60 million over the next several years. While Olin does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and Olin's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against Olin. At December 31, 1998, Olin had estimated additional environmental contingent liabilities of $40 million.

  See also Item 3, "Legal Proceedings" below, the Note "Environmental" of the Notes to Consolidated Financial Statements contained in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Properties

  Olin has manufacturing sites at 15 separate locations in 12 states and Puerto Rico and two manufacturing sites in two foreign countries. Most manufacturing sites are owned although a number of small sites are leased. Listed under Item 1 above in the table set forth under the caption "Products and Services" are the locations at or from which Olin's products and services are manufactured, distributed or marketed by segment.

  Olin leases warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments throughout the country and overseas.

Item 3. Legal Proceedings

  (a) In 1979, an action was commenced in the U.S. District Court in New York by the United States against Occidental Chemical Corporation (then known as Hooker Chemical & Plastics Corporation) ("Oxychem"), certain related companies, Olin and the City of Niagara Falls, New York, alleging that chemical wastes were migrating in violation of environmental laws or regulations from a site in Niagara Falls where Oxychem and Olin own adjacent, inactive chemical waste landfills. The United States sought injunctive relief and an order requiring Oxychem and Olin, among other things, to secure the landfill site, install a leachate collection system and treat whatever leachate is collected, as well as an order requiring Oxychem and Olin to place $16.5 million in trust or provide a bond to ensure that the site will be secured. The United States also sought civil penalties for each day of alleged violation of the Clean Water Act which currently has a maximum daily penalty of $27,500.

  In 1980, the State of New York (the "State") filed a complaint as co-plaintiff in the same action based upon essentially the same factual allegations as in the suit brought by the United States. The State is seeking $100 million in compensatory damages and $100 million in punitive damages. The State also requested a court order to abate the alleged nuisance and penalties of $10,000 per day for alleged violations of each of four provisions of New York's Environmental Conservation Law. In 1983, the State filed a motion to amend its complaint to include a count under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") alleging damage to natural resources. In 1986, the Department of Justice filed a motion to amend its complaint to include a CERCLA and SARA (Superfund Amendments and Reauthorization Act of 1986) count. Oxychem and Olin have filed an opposition to the motions and the court deferred a ruling on both motions.

  Under stipulations, Olin and Oxychem conducted a remedial investigation and feasibility study. In 1990, the EPA issued a Proposed Remedial Action Plan followed by a ROD. In 1991, the EPA issued an administrative order directing Olin and Oxychem to implement the remedy identified in the ROD. Remediation of the site has been completed. Olin and Oxychem have negotiated the terms of a settlement agreement with the EPA and the State of New York, under which Olin and Oxychem will pay oversight costs on the project. Olin believes, but there can be no assurance, that the settlement agreement will be executed and submitted to the court for approval in 1999. See "Environmental Matters" contained in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

  (b) In 1987, the EPA issued a ROD recommending remedial actions and ecological studies with respect to mercury contamination at the site of Olin's former mercury cell Chlor Alkali plant in Saltville, Virginia. The EPA, under
Section 122 of CERCLA, asked Olin to undertake the work called for in the ROD, and Olin agreed to do so. In November 1988, Olin submitted to the EPA, a work plan for remedial action, including additional stormwater run-off control around Pond #5 and construction of a wastewater treatment plant for the outfall from Pond #5. Olin then implemented that remedial action.

  Olin completed the remedial investigation and feasibility study of the former chlorine plant site, including Ponds # 5 and 6, in 1994. The EPA issued a ROD in 1995, calling for covering the former waste ponds, treatment of runoff from the ponds, and additional monitoring and investigation. In 1997, Olin negotiated a consent decree with the EPA under which Olin is implementing the ROD. The ROD does not address remediation of the former chlorine plant site or the Holston River, which are the subject of the additional studies.

  Olin has completed clean-up activities at two small locations near Olin's former plant site, the Graveyard Dump Site and the former power plant.

  In October 1996, Olin met with the site's Natural Resources Trustees at the Trustee's request. At that time, Olin indicated a willingness to cooperate in assessing whether there are any natural resource damages to the Holston River associated with releases from the site.

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of security holders during the three months ended December 31, 1998.

          Executive Officers of Olin Corporation as of March 1, 1999

                                                                      Served as
                                                                       an Olin
                                                                       Officer
            Name and Age                         Office                 Since
            ------------                         ------               ---------
 Donald W. Griffin (62)...........  Chairman of the Board,              1983
                                    President and Chief
                                    Executive Officer
 Anthony W. Ruggiero (57).........  Executive Vice President and        1995
                                    Chief Financial Officer
 Peter C. Kosche (56).............  Senior Vice President,              1993
                                    Corporate Affairs
 George B. Erensen (55)...........  Vice President and General Tax      1990
                                    Counsel
 Thomas M. Gura (53)..............  Vice President and President,       1997
                                    Winchester Division
 Johnnie M. Jackson, Jr. (53).....  Vice President, General Counsel     1995
                                    and Secretary
 John L. McIntosh (44)............  Vice President and President,       1999
                                    Chlor Alkali Products Division
 Janet M. Pierpont (51)...........  Vice President and Treasurer        1990
 Joseph D. Rupp (48)..............  Vice President and President,       1996
                                    Brass Division

  No family relationship exists between any of the above named executive officers or between any of them and any Director of Olin. Such officers were elected to serve as such, subject to the By-laws, until their respective successors are chosen.

  Each of the above-named executive officers, except T.M. Gura, J.M. Jackson, J.L. McIntosh, A.W. Ruggiero, and J.D. Rupp, has served Olin as an executive officer for not less than the past five years.

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

  John L. McIntosh was elected a Corporate Vice President on February 1, 1999. Prior to that time, since 1997, he served as Vice President, Operations for Olin's specialty chemicals operations. He also served as Vice President, Manufacturing and Engineering for Chlor Alkali and was Director of Manufacturing, Engineering and Purchasing for that division from 1991 through 1997.

  Anthony W. Ruggiero joined Olin on August 30, 1995 and was elected a Corporate Senior Vice President and Chief Financial Officer on September 29, 1995, and became Executive Vice President on January 1, 1999. From 1990 to 1995, he served as Senior Vice President and Chief Financial Officer of The Reader's Digest Association, Inc. He joined Squibb Corporation in 1969 and served as Senior Vice President and Chief Financial Officer and a director from 1983 to 1990.

  Joseph D. Rupp was elected a Corporate Vice President on January 1, 1996 and also serves as President, Brass Division. Prior to that time, since 1985, he served as Vice President, Manufacturing and Engineering for the Brass Division.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  As of January 31, 1999, there were approximately 9,100 record holders of Olin Common Stock.

  Olin Common Stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange.

  Set forth in the Note "Other Financial Data" to the Notes to Consolidated Financial Statements in Item 8 is information concerning the high and low sales prices of Olin Common Stock and dividends paid on Olin Common Stock during each quarterly period in 1998 and 1997.

  Following the Spin-Off, the annual Olin dividend is expected to be $.80 per share, and the annual Arch Chemicals dividend is expected to be $.40 per equivalent Olin share ($.80 per Arch share). Initially, this would result in the same annual total dividend of $1.20 per Olin share as before the Spin-Off, although the Board of Directors of either Olin or Arch Chemicals, may change the dividend rate for that company at any time in the future.

Item 6. Selected Financial Data

Six-Year Financial Summary

($ and shares in millions,    1998        1997        1996        1995      1994      1993
except per share data)       ------      ------      ------      ------    ------    ------
Operations
Sales.....................   $1,426      $1,499      $1,758      $1,827    $1,620    $1,446
Cost of Goods Sold........    1,161       1,203       1,396       1,482     1,359     1,386
Selling and
 Administration...........      123         132         155         153       139       135
Research and Development..       10           8          20          17        18        21
Interest Expense..........       17          24          27          33        27        29
Interest and Other Income
 (Expense)................        7          15          13          (5)      --        --
Gain (Loss) on Sales and
 Restructurings
 of Businesses and Spin-
 off Costs................      (63)        --          179         --        --        (26)
                             ------      ------      ------      ------    ------    ------
Income (Loss) from
 Continuing Operations
 Before Taxes.............       59         147         352         137        77      (151)
Income Tax Provision
 (Benefit)................       21          50         125          47        26       (60)
                             ------      ------      ------      ------    ------    ------
Income (Loss) from
 Continuing Operations....       38          97         227          90        51       (91)
Discontinued Operations...       40          56          53          50        40        (1)
                             ------      ------      ------      ------    ------    ------
Net Income (Loss).........       78         153         280         140        91       (92)
                             ======      ======      ======      ======    ======    ======
Financial Position
Working Capital...........      225(/1/)    273(/1/)    385(/1/)     24        88       (15)
Property, Plant and
 Equipment, Net...........      475         517         400         580       540       534
Total Assets..............    1,577       1,707       2,118       1,963     1,749     1,685
Capitalization:
  Short-Term Debt.........        1(/1/)      8(/1/)    137(/1/)    122        29       113
  Long-Term Debt..........      230(/1/)    262(/1/)    271(/1/)    406       418       449
  Shareholders' Equity....      790         879         946         841       749       596
                             ------      ------      ------      ------    ------    ------
Total Capitalization......    1,021       1,149       1,354       1,369     1,196     1,158
                             ======      ======      ======      ======    ======    ======
Per Share Data
Net Income (Loss):
  Basic:
    Continuing Operations.     0.79        1.91        4.30        1.71      0.87     (2.82)
    Discontinued
     Operations...........     0.85        1.11        1.04        1.04      0.96     (0.03)
                             ------      ------      ------      ------    ------    ------
    Net Income (Loss).....     1.64        3.02        5.34        2.75      1.83     (2.85)
                             ======      ======      ======      ======    ======    ======
  Diluted:
    Continuing Operations.     0.79        1.90        4.26        1.70      0.87     (2.82)
    Discontinued
     Operations...........     0.84        1.10        1.01        0.97      0.96     (0.03)
                             ------      ------      ------      ------    ------    ------
    Net Income (Loss).....     1.63        3.00        5.27        2.67      1.83     (2.85)
                             ======      ======      ======      ======    ======    ======
Cash Dividends:
  Common..................     1.20        1.20        1.20        1.20      1.10      1.10
  ESOP Preferred (annual
   rate)..................      --          --         5.97        5.97      5.97      5.97
  Series A Preferred
   (annual rate)..........      --          --          --         3.64      3.64      3.64
Shareholders' Equity(/2/).    17.25       17.98       18.13       17.03     15.43     13.62
Market Price of Common
 Stock:
  High....................      49 5/16     51 3/8       48         38 5/8    30 1/8    25 1/4
  Low.....................      23 7/8      35 3/8      34 7/8      24 1/4     23        20
  Year End................      28 5/16     46 7/8      37 5/8      37 1/8    25 3/4    24 3/4
Other
Capital Expenditures......       78          76          74         116        80        80
Depreciation..............       76          76          84          77        78        74
Common Dividends Paid.....       58          61          60          57        44        42
Purchases of Common Stock.      112         163          --          --        --        --
Current Ratio.............      1.8         1.8         1.6         1.0       1.2       1.0
Total Debt to Total
 Capitalization(/3/)......     22.6%       23.5%       30.0%       37.9%     36.5%     46.8%
Effective Tax Rate........     35.6%       34.0%       35.5%       34.3%     33.2%     40.0%
Average Common Shares
 Outstanding..............     47.9        50.5        50.0        47.6      41.0      38.2
Shareholders..............    9,200      10,600      11,300      12,000    12,100    13,000
Employees(/4/)............    6,400       6,600       6,200       7,200     7,500     7,100

--------
  In December 1996, the company sold its isocyanates business for $565 in cash. 1996 and prior include the operating results of the isocyanates business. See Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14.

(1) Working Capital includes $50 ($157 in 1997, $518 in 1996) of Cash and Cash Equivalents and $25 ($28 in 1997, $87 in 1996) of Short-Term Investments in 1998.
(2) In 1994 and 1993, calculation is based on common shares and Series A Conversion Preferred Stock outstanding.
(3) Excluding reduction to equity for the Employee Stock Ownership Plan from 1993 through 1996.
(4) Employee data exclude employees who work at government-owned/contractor-operated facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations(/1/)

                                           1998(/2/)        1997   1996(/3/)
                                      --------------  ---------- -----------
                                      ($ in millions, except per share data)
Sales................................        $ 1,426     $ 1,499     $ 1,758
Gross Margin.........................            265         296         362
Selling and Administration...........            123         132         155
Interest Expense, net................             14          14          25
Gain (Loss) on Sales and
 Restructurings of Businesses and
 Spin-Off Costs......................            (63)        --          179
Income from Continuing Operations....             38          97         227
Net Income...........................             78         153         280
Per Common Share:
  Basic
    Income from Continuing
     Operations......................        $  0.79     $  1.91     $  4.30
    Net Income.......................        $  1.64     $  3.02     $  5.34
  Diluted
    Income from Continuing
     Operations......................        $  0.79     $  1.90     $  4.26
    Net Income.......................        $  1.63     $  3.00     $  5.27

--------
(1)Results of operations have been restated to reflect the Spin-Off of Arch Chemicals.
(2) Includes the charge for the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42 pretax, $26 after tax and $0.55 diluted earnings per share) and non-recurring costs associated with the Spin-Off of Arch Chemicals ($21 pretax, $15 after tax and $0.32 diluted earnings per share).
(3) Includes the operating results of the isocyanates business, which was sold in December 1996. Sales, gross margin, selling and administration and net income of the isocyanates business in 1996 was $296, $71, $16 and $33, respectively.

 1998 Compared to 1997

  Sales decreased 5% due to a decrease in selling prices and lower metal values. The decrease in selling prices was primarily related to lower Electrochemical Unit ("ECU") prices in the Chlor Alkali Products segment.

  Gross margin percentage was 19% in 1998 compared to 20% in 1997 due to the decrease in Chlor Alkali margins as a result of lower ECU prices.

  Selling and Administration as a percentage of sales in 1998 and 1997 was 9%. Selling and Administration was $9 million lower than in 1997 due to lower corporate administrative expenses, primarily pension costs and management incentive compensation.

  Interest expense, net of interest income, was equal to 1997. Lower interest expense was due to the repayment of debt in 1997 and 1998 offset by less interest income due to lower average cash, cash equivalent and short-term investment balances.

  The effective tax rate increased to 35.6% from 34.0% due to lower foreign tax credits and higher non-deductible expenses related to the spin-off costs. At December 31, 1998, the Company had net deferred tax liabilities of $25 million, primarily comprised of temporary differences between financial statement and tax bases of assets and liabilities.

  In the third quarter of 1998, the Company recorded a $42 million pretax charge ($0.55 diluted EPS) related to the sale of the microelectronic packaging unit at Manteca, CA for $4 million in cash, and the restructuring of the rod, wire and tube businesses at Indianapolis, IN.

  On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals. Under the terms of the Spin-Off, the Company distributed to its holders of common stock of record at the close of business on February 1, 1999, one Arch Chemicals common share for every two shares of Olin common stock. The results of operations have been restated to reflect Arch Chemicals as discontinued operations for all periods presented. In the fourth quarter of 1998, the Company recorded a $21 million pretax charge ($0.32 diluted EPS) for non-recurring costs associated with the Spin-Off (primarily severance, investment banking and legal fees).

 1997 Compared to 1996

  In December of 1996, the Company sold its isocyanates business to ARCO Chemical Company ("ARCO") for $565 million in cash. In connection with this transaction the Company recorded a pretax gain of $188 million. The following comparison of operating results of 1997 to 1996 excludes the sales, gross margin, selling and administration expenses, research and development expenses and net income of the isocyanates businesses in 1996. On December 31, 1996, the Company completed the spin-off of its Ordnance and Aerospace businesses as Primex Technologies, Inc. ("Primex"). Under the terms of that spin-off, the Company distributed to its holders of common stock of record at the close of business on December 19, 1996, one Primex common share for every ten shares of Olin common stock. The 1996 results of operations reflect Primex as discontinued operations. In the fourth quarter of 1996, the Company recorded a $9 million pretax charge for non-recurring costs associated with the Primex spin-off (primarily pension curtailment, investment banking and legal fees).

  Sales increased 3% due to higher volumes and the inclusion of the sales from the Niachlor acquisition, offset in part by a drop in selling prices and metal values.

  Gross margin percentage was 20% in 1997 and 1996 as lower fixed costs per unit associated with higher volumes offset the impact of lower selling prices.

  Selling and administration expenses as a percentage of sales were 9% in 1997 and 1996. Selling and administrative expenses decreased because of lower corporate administration expenses and lower incentive compensation costs.

  Interest expense, net of interest income, decreased due to lower interest expense due to the repayment of the $125 million subordinated notes in 1997, and higher interest income due to higher average cash, cash equivalent and short-term investment balances in 1997.

  Other income decreased due to the gain on the sale of the Company's corporate headquarters in 1996.

  The effective tax rate decreased to 34.0% from 35.5%. Excluding the impact of the gain on the sale of the isocyanates business, the effective tax rate in 1997 increased 2.3% due to lower foreign tax benefits as a result of the sale of the isocyanates business.

  In February of 1997, the Company completed the purchase of the remaining 50% of Niachlor with a final payment of $2 million to E.I. du Pont de Nemours and Company (DuPont). In December 1996, the Company made an advance payment of $75 million to DuPont.

  In October 1997 the Company and Asahi Glass Company established separate ownership of two former joint ventures the companies had previously formed in polyols and microelectronic packaging systems. The Company became the sole owner of Aegis, Inc., a manufacturer of metal hermetic packages that was established in 1986. Conversely, Asahi Glass Company became the sole owner of the former Asahi-Olin joint venture in polyols that was established in 1974. These transactions did not have a material effect on the Company's results of operations.

Segment Operating Results

  Segment operating income is defined as earnings before interest, other income and income taxes and includes earnings of non-consolidated affiliates which is included in other income in the Consolidated Statements of Income. Segment operating income includes an allocation of corporate operating expenses. Segment operating results in 1998 exclude the charge for the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42 million pretax) and non-recurring costs associated with the Spin-Off of Arch Chemicals ($21 million pretax). Segment operating income in 1996 excludes the gain on the sale of the isocyanates business ($188 million pretax) and non-recurring costs associated with the Spin-Off of Primex ($9 million pretax).

                             Chlor Alkali Products

                                                                 1998 1997 1996
                                                                 ---- ---- ----
                                                                 ($ in millions)
      Sales...................................................... $366 $411 $397
      Operating Income...........................................   55   99   86

 1998 Compared to 1997

  Sales were lower than 1997 due to lower pricing and lower volumes. Including the Company's share of the sales volumes from the Sunbelt joint venture, which is accounted for on an equity basis, total volumes were higher than 1997. Operating income decreased due to the lower pricing, lower operating rates, and higher manufacturing costs. Average ECU prices in 1998 were in the $340 range compared to the $360 range in 1997. Operating rates in 1998 were in the 90% range compared with 100% range in 1997. Lower operating rates were a result of lower demand for chlorine as a result of the Asian financial crisis, unusually hot weather in the southeast which caused higher electricity costs, and restricted salt availability. Manufacturing costs were higher as a result of the lower operating rates, higher depreciation and higher power costs.

 1997 Compared to 1996

  Sales increased due to the inclusion of the sales from Niachlor and higher volumes as a result of increased demand offset in part by lower caustic pricing. Average ECU prices in 1997 were in the $360 range compared to the $400 range in 1996. Operating income increased due to higher volumes, lower manufacturing and administrative costs and the impact of the Niachlor acquisition. Operating rates were in the 100% range in 1997 and 1996.

                                    Metals

                                                                 1998 1997 1996
                                                                 ---- ---- ----
                                                                 ($ in millions)
      Sales...................................................... $799 $836 $809
      Operating Income...........................................   64   62   60

 1998 Compared to 1997

  Sales were down 4% due to lower metal values offset in part by higher volumes. Strip volumes were up as a result of strong housing, automotive, and coinage markets. Operating income was higher due to lower administrative expenses, higher strip volumes and improved earnings at A.J. Oster Company ("Oster"). At Indianapolis, profits were lower due to higher costs in the rod, wire and tube businesses.

 1997 Compared to 1996

  Sales were 3% higher than 1996 due to higher volumes offset in part by lower metal values. Increased demand for strip products, particularly from the automotive and electronics markets, along with record specialty product shipments led to higher volumes. Operating income improved as a result of the higher volumes and improved earnings at Oster, which was partially offset by higher manufacturing costs at Indianapolis, IN.

                                  Winchester

                                                              1998 1997  1996
                                                              ---- ----  ----
                                                              ($ in millions)
      Sales.................................................. $261 $252  $256
      Operating Income (Loss)................................   13   (4)   (2)

 1998 Compared to 1997

  Sales in 1998 were 4% higher than 1997 due to higher volumes offset slightly by lower prices in the centerfire rifle category. Domestic commercial volume growth was driven by improved market share in a modestly growing overall market. Domestic and international military sales were lower as were sales in Australia which has been negatively impacted by the implementation of restrictive government legislation on the sales of firearms and ammunition. Operating income improved significantly from 1997 due to the impact of the higher commercial volumes, lower manufacturing costs, lower commodity costs and lower selling and administrative expenses. In Australia, profits were lower due to the impact of the lower volumes as a result of the restrictive legislation.

 1997 Compared to 1996

  Sales were lower and the operating loss increased. Reduced military ammunition shipments due to the absence of a U.S. government contract along with lower commercial ammunition sales to distributors were the main contributors to the sales decrease. The profit impact from the lower volumes and increased advertising and selling expenses more than offset higher Lake City Army Ammunition facility management fees.

1999 Outlook

 Consolidated

  The Company's 1999 operating results are expected to be significantly lower than 1998. 1999 diluted earnings per share are expected to be in the $0.50 range, assuming Chlor Alkali's ECU pricing average for the year remains at approximately current levels.

 Chlor Alkali Products

  Sales and operating income are expected to decrease due to significantly lower ECU pricing. Capacity additions in the industry combined with lower demand will keep ECU pricing at depressed levels. Operating rates are expected to be in the 90% range, which is consistent with the rest of the industry. Operating results from the Sunbelt joint venture will be lower due to the lower ECU pricing.

 Metals

  Sales are expected to increase slightly due to higher strip volumes and higher metal values which will more than offset the loss of revenue associated with the rod, wire and tube businesses which were shut down at the end of 1998. Over capacity in the industry and strong competition will keep pricing relatively flat. Operating income is expected to improve due to the cost benefits of the shutdown of the rod, wire and tube businesses, higher volumes and other cost reduction initiatives.

 Winchester

  Sales are expected to be higher due to an increase in domestic commercial channels. Operating income is expected to be higher because of the higher sales.

  Cautionary Statement under Federal Securities Laws: The information contained in the 1999 Outlook section (and subsections thereof), the Environmental Matters section, the Liquidity, Investment Activity and Other Financial Data section, and the Environmental and Commitments and Contingencies notes to the Consolidated Financial Statements contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the Company and its various divisions operate. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: general economic and business and market conditions; lack of moderate growth in the U.S. economy or even a slight recession in 1999; worsening business conditions as a result of the Asian and Latin American financial turmoil; competitive pricing pressures; declines in Chlor Alkali's ECU prices below those projected; Chlor Alkali operating rates below the 90% range; higher-than-expected raw material costs; a downturn in many of the markets the Company serves such as the electronics, automotive, ammunition and housing; the supply/demand balance for the Company's products, including the impact of excess industry capacity; failure to achieve targeted cost reduction programs; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.

Discontinued Operations

                                                                1998 1997  1996
                                                                ---- ---- ------
                                                                ($ in millions)
      Sales.................................................... $863 $930 $1,385
      Net Income...............................................   40   56     53

 1998 Compared to 1997

  Sales decreased 7% due to a decrease in prices and lower volumes due to the sale of the surfactants business in 1997 and the conversion of the flexible polyol business to a tolling operation. Net income decreased due to the lower volumes and higher selling and administrative expenses. Selling and administrative expenses were higher due to an increase in information technology spending related to the SAP implementation and increased international operating expenses.

 1997 Compared to 1996

  Operating results in 1996 include Primex which was spun-off in December 1996. Primex sales were $471 million with a net loss of $8 million in 1996. Excluding Primex, the sales of the discontinued operations increased 2% while net income decreased 8%. The sales increase was attributable to a 1% increase in both prices and volumes. Net income decreased due to lower gross margins as a result of higher raw material and manufacturing costs offset in part by lower selling and administrative expenses.

Environmental Matters

                                                             1998 1997 1996
                                                             ---- ---- ----
                                                             ($ in millions)
      Cash Outlays:
        Remedial and Investigatory Spending.................. $20  $31  $30
        Capital Spending.....................................   2    2    3
        Plant Operations.....................................  17   15   16
                                                              ---  ---  ---
      Total Cash Outlays..................................... $39  $48  $49
                                                              ===  ===  ===

  The establishment and implementation of federal, state and local standards to regulate air, water and land quality has affected and will continue to affect substantially all of the Company's manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. The Company employs waste minimization and pollution prevention programs at its manufacturing sites.

  The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1998, 1997, and 1996 and may be material to net income in future years. Such charges to income were $16 million, $17 million and $70 million in 1998, 1997, and 1996 respectively. In 1996, in connection with the sale of the isocyanates business at the Company's Lake Charles, LA facility, a $53 million provision was recorded to provide for contractual liabilities related to future environmental spending at the Lake Charles site.

  Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Historically, the Company has funded its environmental capital expenditures through cash flow from operations and expects to do so in the future.

  The Company's estimated environmental liability at the end of 1998 was attributable to 51 sites, 16 of which were on the National Priority List
(NPL). Ten sites accounted for approximately 79% of such liability and, of the remaining sites, no one site accounted for more than 2% of such liability. Two of these ten sites were in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either the Company, the United States Environmental Protection Agency (EPA) or other potentially responsible parties (PRPs) and a Record of Decision (ROD) or its equivalent has not been issued. At six of the ten sites, a ROD or its equivalent has been issued by either the EPA or responsible state agency and the Company either alone, or as a member of a PRP group, was engaged in performing the remedial measures required by that ROD. At the remaining two of the ten sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All ten sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

  The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $129 million at December 31, 1998 and $133 million at December 31, 1997, of which $99 million and $103 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

  Total environmental-related cash outlays for 1999 are estimated to be $54 million, of which $30 million is expected to be spent on investigatory and remedial efforts, $7 million on capital projects and $17 million on normal plant operations.

  Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $50-$60 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 1998, the Company had estimated additional contingent environmental liabilities of $40 million.

Liquidity, Investment Activity and Other Financial Data

 Cash Flow Data

      Provided By (Used For)                                  1998   1997   1996
      ----------------------                                  -----  -----  ----
                                                              ($ in millions)
      Net Cash and Cash Equivalents
        Provided by (Used for) Operating
         Activities from Continuing Operations............... $ 178  $ (33) $178
      Net Operating Activities...............................   180    (12)  223
      Capital Expenditures...................................   (78)   (76)  (74)
      Net Investing Activities...............................   (78)    (4)  324
      Purchases of Olin Common Stock.........................  (112)  (163)  --
      Net Financing Activities...............................  (209)  (345)  (31)

  Cash flows from operations and cash and cash equivalents on hand were used to finance the Company's working capital requirements, long-term debt payments, capital and investment projects, dividends and the purchase of the Company's common stock.

  Operating Activities

  In 1998, the increase in cash flow from operating activities of continuing operations was primarily attributable to lower investment in working capital and lower tax payments. In 1997, the Company paid approximately $110 million of taxes related to the sale of the isocyanates business. In 1998 the Company received approximately $80 million as a result of a refund of taxes paid on capital gains in prior years.

  In 1997, the decrease in cash flow from operating activities of continuing operations was due to lower earnings (due to the sale of the isocyanates business in 1996), taxes paid on the sale of the isocyanates business and increased investment in working capital. The discontinuation of an ammunition prepayment program in 1997 and unusually low accounts receivable levels in the metals segment at year-end 1996 contributed to the investment in working capital in 1997.

  Capital Expenditures

  Capital spending of $78 million in 1998 was $2 million higher than 1997 and approximated depreciation in both years. Excluding the capital spending ($10 million) and depreciation ($22 million) associated with the isocyanates business in 1996, capital spending in 1996 was slightly higher than depreciation because of capital spending in support of the Brass Mill 2000 project.

  Investing Activities

  In 1998, the Company sold its microelectronic packaging unit at Manteca, CA, for $4 million in cash.

  In February 1997, the Company completed its purchase of the remaining 50% of Niachlor with a final payment of $2 million to E.I. du Pont de Nemours and Company (DuPont). In December 1996, the Company made an advance payment of $75 million to DuPont, which was included in Investment and Advances-Affiliated Companies at Equity in the December 31, 1996 Balance Sheet. This acquisition was accounted for as a purchase in 1997 and consists primarily of property, plant and equipment.

  In October 1997 the Company and Asahi Glass Company established separate ownership of two former joint ventures the companies had previously formed in polyols and microelectronic packaging systems. The Company became the sole owner of Aegis, Inc., a manufacturer of metal hermetic packages that was established in 1986. Conversely, Asahi Glass Company became the sole owner of the Asahi-Olin joint venture in polyols that was established in 1974. The net proceeds of this transaction were $5 million and did not have a material effect on the Company's results of operations.

  Investment spending in 1997 was primarily attributable to the Sunbelt project, a joint venture formed by the Geon Company and the Company in 1996 to construct and operate a Chlor Alkali facility at the Company's McIntosh, AL site. The facility started operations in December 1997. Also in December, the Company was repaid $98 million of its original advances to the venture, as a result of a long-term financing undertaken by this venture. The Company has guaranteed its share of the venture's long-term debt. In 1996, the Company invested approximately $27 million in this venture.

  In December 1996, the Company sold its isocyanates business for $565 million in cash. The sale included all assets at the Company's Lake Charles, LA facility used in the manufacture and sale of toluene diisocyanate, aliphatic isocyanates and nitric acid. Proceeds of $23 million in 1996 from the disposition of property, plant and equipment related primarily to the sale of the corporate headquarters.

  Financing Activities

  At December 31, 1998, the Company maintained committed credit facilities with banks of $254 million, all of which were available. Included in the $254 million committed credit facility is an unsecured revolving credit agreement with a group of banks which provided a maximum borrowing of $250 million. During 1997, the Company amended the revolving credit agreement, extending the expiration date to October 2002. As a result of the Spin-Off of Arch Chemicals, in February of 1999, the Company amended the revolving credit agreement reducing the aggregate commitments from $250 million to $165 million. The Company may select various floating rate borrowing options. The Company believes that the credit facility is adequate to satisfy its liquidity needs for the near future.

The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest.

  In May 1998, the Company repaid $38 million of 7.97% notes. In June 1997, the Company repaid $125 million of 9.5% subordinated notes.

  During 1998 and 1997, the Company used $112 million and $163 million to repurchase 3.1 and 3.8 million shares of the Company's stock, respectively. The Board of Directors has approved two share repurchase programs to repurchase 10 million shares of the Company's stock. It is expected that this program will be completed during 1999.

  Prior to the Spin-Off of Arch Chemicals in February, 1999, the Company borrowed $75 million under a credit facility which liability was assumed by Arch Chemicals. The Company intends to use these funds for general corporate purposes, which may include share repurchases and future acquisitions. Prior to being spun-off from the Company, Primex assumed a $160 million credit facility established by the Company, under which the Company had borrowed $125 million. The Company used these funds to reduce its own borrowings in 1997.

  The percent of total debt to total capitalization (excluding the reduction in equity for the Contributing Employee Ownership Plan (ESOP)) decreased to 23% at December 31, 1998, from 24% at year-end 1997 and 30% at year-end 1996. Contributing to the decrease in 1997 was the repayment of the 9.5% subordinated notes.

  In 1989 the Company established an ESOP. The ESOP trust borrowed $100 million ($40 million from the Company) to purchase 1.3 million shares of the Company's convertible preferred stock. The ESOP trust has repaid in full its original loan from the Company. This loan to the ESOP was financed by the Company through a long-term credit facility and was repaid in July 1996. In December 1996, the Board of Directors approved the redemption of all outstanding ESOP preferred stock with common stock of equivalent value. Approximately 1.87 million shares of common stock at a per share value of $40.19 were issued in exchange for approximately .9 million shares of ESOP preferred stock at a per share value of $85.75. The annual fixed dividend rate was $5.97 per share and during 1996, dividends were paid in the first three quarters.

  Dividends per common share were $1.20 in 1998, 1997 and 1996. Total dividends paid on common stock amounted to $58 million in 1998, $61 million in 1997 and $60 million in 1996, while ESOP preferred dividends amounted to $4 million in 1996. The Company will pay a first quarter 1999 dividend of $0.30 per share on March 10, 1999 to shareholders of record on January 19, 1999. Following the Spin-Off of Arch Chemicals, the annual Olin dividend is expected to be $0.80 per share to reflect the effect of the Spin-Off. The annual Arch Chemicals dividend is expected to be $0.40 per equivalent Olin common share ($0.80 per Arch Chemicals common share). Initially, this would result in the same annual total dividend of $1.20 per Olin share, although the Board of Directors of either Olin or Arch Chemicals could change the dividend rate for that company at any time in the future.

  During 1992, the Company swapped interest payments on $50 million principal amount of its 8% notes due 2002, to a floating rate (5.15602% at December 31, 1998). In June 1995, the Company offset this transaction by swapping interest payments to a fixed rate of 6.485%.

New Accounting Standards

  In 1998 the Company adopted SFAS No 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

  In 1998 the Company adopted SFAS No 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that segment information is to be disclosed in financial statements along with additional information on products and services, geographic areas and major customers.

  In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment to FASB Statements No. 87, 88, and 106," which modifies the disclosure requirements related to pensions and other postretirement benefits.

  In 1998, the Financial Accounting Standards Board issued Statement No. 133 ("Statement 133") "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect this statement will have on its financial position and results of operations in the period of adoption. After determining the effect of Statement 133, the Company may consider early adoption of this pronouncement.

  In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the effect this Statement of Position will have on its financial position and results of operations in the period of adoption, but does not believe it will have a material effect.

  Also in 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." This Statement of Position requires the expensing of certain costs such as pre-operating expenses and organizational costs associated with the Company's start-up activities, and is effective for fiscal years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative effect of change in accounting principle. The Company is still evaluating the effect of this statement on results of operations and financial position. The Company does not expect however that the amount recognized as a cumulative effect of change in accounting principle, if any, would be material.

Euro Conversion

  On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Company does not expect the conversion to the Euro to have a material impact on its business, operations, or financial position.

Derivative Financial Instruments

  The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 1998, the Company had forward contracts to sell foreign currencies with face values of $4 million (1997-$1 million) and forward contracts to buy foreign currencies with face values of $1 million in 1997. The fair market value of the forward contracts to sell at December 31, 1998 and 1997 and the forward contracts to buy at December 31, 1997 approximated the carrying value. The Company had no outstanding option contracts at December 31, 1998 and 1997.

  In accordance with Statement of Financial Accounting Standards No. 52, ("SFAS 52"), "Foreign Currency Translation," a transaction is classified as a hedge when the foreign currency is designated as, and is effective as, a hedge of a foreign currency commitment and the foreign currency commitment is firm. A hedge is considered by the Company to be effective when the transaction reduces the currency risk on its foreign currency commitments. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. For a foreign currency commitment that is classified as a hedge, any gain or loss on the commitment is deferred and included in the basis of the underlying instrument. Any realized and unrealized gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period and are included in Selling and Administration in the consolidated statements of income. If a foreign currency transaction previously considered as a hedge is terminated before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred and included in the basis of the underlying investment. Premiums paid for currency options and gains or losses on forward sales and purchase contracts are not material to operating results.

  Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations, principally in copper, lead and zinc. In accordance with SFAS No. 80, "Accounting for Futures Contracts," futures contracts are classified as a hedge when the item to be hedged exposes the Company to price risk and the futures contract reduces that risk exposure. Futures contracts that relate to transactions that are expected to occur are accounted for as a hedge when the significant characteristics and expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. Any gains or losses associated with futures contracts which are classified as speculative are recognized in the current period. If a futures contract that has been accounted for as a hedge is closed or matures before the date of the anticipated transaction, the accumulated change in value of the contract is carried forward and included in the measurement of the related transaction. Option contracts are accounted for in the same manner that futures contracts are accounted for.

Year 2000 Computer Systems

  The Company views the impact of the Year 2000 as a critical business issue. It manages the process by having each business segment identify its own Year 2000 issues and develop appropriate corrective action steps, while instituting a series of management processes that coordinate and manage the process across business segment boundaries and the corporate center. The process includes corporate oversight and provides for consistent attention to progress made against planned activities and a forum for issue resolution at the business segment and corporate levels with periodic assessments made by independent parties which are reported to the Board. As a result of the Spin-Off of Arch Chemicals, the Company entered into an information technology services agreement with Arch Chemicals stipulating that Arch Chemicals will provide various technology related services including maintenance of the centralized computer center and the wide area network as well as provide services in support of the Company's Year 2000 initiative.

  The Company recognizes that the Year 2000 issue is not limited to computer programs normally associated with the processing of business information, but can also be found in certain equipment and processes used in manufacturing and operation of facilities. It also recognizes that the potential exists for Year 2000 issues within the supply chain. The Company's approach was to subdivide the program into four distinct areas: 1) Business Systems; 2) Manufacturing;
3) Supply Chain; and 4) Infrastructure.

  In the business systems area, the Company has positioned itself very favorably with respect to software and equipment that is Year 2000 compliant. In 1994, the Company began implementing a Year 2000 compliant client-server system, Peoplesoft, to address payroll and human resource needs and it presently uses such system in all businesses. In 1993, the Company began implementing for all domestic businesses, except the Metals segment, a client-server system, SAP, for core business requirements as a vehicle to obtain certain improvements in the business processes. With the exception of the Metals segment, SAP is currently utilized in a majority of its domestic businesses. Since SAP was also a certified Year 2000 compliant solution, migration plans were adjusted to take advantage of the business benefit while eliminating the cost of remediating old legacy system code. Deployment has been aggressive with all domestic functions and locations (except Metals) transferred to SAP. In the few instances where SAP is not utilized, replacement systems are scheduled for June 1999. Offshore processing systems will continue using existing systems. All systems have been examined with Year 2000 upgrades targeted for completion by the second quarter of 1999.

  The Metals segment is addressing the Year 2000 issue by converting existing programs to be compliant. It has completed code converting its entire software portfolio, and is currently heavily engaged in the testing phase of its plan. Completion of all systems is targeted for June 1999.

  In the manufacturing area, plant level employees and independent assessments were used to identify places where embedded systems exist and categorize them by the potential impact to the business. Sixteen items, which have the potential for causing process shutdowns or unsafe conditions, remain to be remediated or replaced. The plan, which takes maximum advantage of "planned outages" in order to minimize the impact on operations, targets completion by May 1999.

  The supply chain area has seen much activity in terms of assessing vendor Year 2000 preparedness, identifying alternate sources, as well as insertion of certain Year 2000 compliance language in all purchase orders issued. The Company has completed a review of single source and critical suppliers. During 1999, the Company will continue to re-evaluate its suppliers on a periodic basis.

  Personal computers, networks, and PBX's represent the majority of items in the Company's infrastructure area. The Company has deployed new Pentium Year 2000 compliant equipment in large numbers to support its SAP deployment program and for internal standards compliance. In addition, the Company is currently utilizing software tools to test the entire PC inventory for Year 2000 compliance and this is expected to be completed by the first quarter of 1999. The Company's wide area network is already Year 2000 compliant as is most of its PBX and voice mail systems. The non-compliant equipment is planned to be replaced with compliant versions as leases expire, but no later than June 1999.

  The Company believes its Year 2000 initiative is on track to address all significant Year 2000 issues by the middle of 1999, and is supported by the findings of an independent assessment completed in December 1998. Plans include additional assessments throughout 1999.

  Plans for a worst case scenario in the unlikely event of a major failure due to a Year 2000 problem which causes significant disruptions to business operations have been formulated. In the area of business systems, management believes that the Company, with most of its operating units already migrated to Year 2000 compliant solutions, has already significantly reduced its potential risk. As added protection, software migration plans to new releases of SAP and Peoplesoft, which are planned in 1999, include Year 2000 testing scenarios. The Company will continue to monitor progress in the system testing of the converted legacy systems and will redirect existing resources and / or utilize outside assistance in the event of slippage against plans.

  The Company continues to focus attention on the manufacturing area. It has deployed several independent initiatives to identify embedded systems, develop comprehensive equipment lists, and obtain vendor certifications of Year 2000 compliance. It has developed plans for further testing with respect to key manufacturing equipment and systems, during periods of scheduled outages.

  The Company will continue to monitor progress against plans in the business systems, manufacturing, infrastructure, and supply chain areas, and take corrective action should slippage occur. The use of vendor-supplied Year 2000 compliant solutions, coupled with substantive pre-testing of key systems and a strong management commitment and oversight are the cornerstone of the Company's Year 2000 program.

  Nonetheless, in the unlikely occurrence of some unforeseen event, emergency teams skilled in each of the disciplines will be formed during the last half of 1999. They will be deployed to assist local personnel in the event of a Year 2000 issue at the turn of the millennium.

  The Company does not expect Year 2000 initiative costs to exceed $5 million inclusive of the cost for deploying SAP and Peoplesoft and related infrastructure over the next 12 months.

  The dates on which the Company believes the Year 2000 Project will be completed and the SAP computer systems will be implemented are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve the problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

Risk Management

  The Company periodically evaluates risk retention and insurance levels for product liability, property damage and other potential areas of risk. Based on the cost and availability of insurance and the likelihood of a loss occurring, management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk to retain. The current levels of risk retention are believed to be appropriate and are consistent with those of other companies in the various industries in which the Company operates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies, its purchases of certain commodities, and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Company has established policies and procedures governing its management of market risks and the use of financial instruments to manage exposure to such risks.

  The primary purpose of the Company's foreign currency hedging activities is to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar) and relating to particular anticipated purchases and sales expected to be denominated in those same foreign currencies. Foreign currency hedging activity is not material to the Company's consolidated financial position, results of operations, or cash flow.

  Certain raw materials, namely copper, lead, and zinc used primarily in the Company's Metals and Winchester segments products are subject to price volatility. Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of December 31, 1998, the Company maintained open positions on futures contracts totalling $44 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, the Company would experience a $4.4 million increase in its cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

  The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity is not material to the Company's consolidated financial position, results of operations, or cash flow. The financing activities of the Company are comprised primarily of long-term fixed rate debt utilized to fund business operations and maintain liquidity. As of December 31, 1998, the Company had long-term borrowings of $230 million outstanding at varying fixed rates. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financings, future cash flows would be affected by approximately $2.3 million. The Company has interest rate swaps to hedge underlying debt obligations. Interest rate swap activity is not material to the Company's consolidated financial position, results of operations, or cash flow.

  If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on the Company's cash flow may be materially different than that disclosed above.

  The Company does not enter into any derivative financial instruments for trading purposes.

Item 8. Consolidated Financial Statements and Supplementary Data

                   Management Report on Financial Statements

  Management is responsible for the preparation and integrity of the accompanying consolidated financial statements. These financial statements have been prepared in conformity with generally accepted accounting principles and, where necessary, involve amounts based on management's best judgments and estimates. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the financial statements.

  The Company's system of internal controls is designated to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. This system, which is reviewed regularly, consists of written policies and procedures, an organizational structure providing delegation of authority and segregation of responsibility and is monitored by an internal audit department. The Company's independent auditors also review and test the internal control system along with tests of accounting procedures and records to the extent that they consider necessary in order to issue their opinion on the financial statements. Management believes that the system of internal accounting controls meets the objectives noted above.

  Management also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is communicated to all employees in a variety of ways, including personal training sessions.

  The Ethics Program is based upon a document called "The Standards of Ethical Business Practices." The standards address, among other things, the necessity of ensuring open communication within the Company; potential conflicts of interest; compliance with all domestic and foreign laws, including those relating to financial disclosure; and the confidentiality of proprietary information. The Company maintains a systematic program to assess compliance with these standards and has established confidential ways, including a confidential telephone help-line (1-800-362-8348), for employees and suppliers to ask questions and share concerns.

  The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the independent auditors, management and the Company's internal auditors to review the work of each and to evaluate accounting, auditing, internal controls and financial reporting matters. The Audit Committee annually recommends to the Board of Directors the appointment of independent auditors, subject to shareholder approval. The independent auditors and the Company's internal audit department have independent and free access to the Audit Committee.

/s/ Donald W. Griffin                   /s/ Anthony W. Rugglero

Donald W. Griffin                       Anthony W. Ruggiero
Chairman,                               Executive Vice President and
President and                           Chief Financial Officer
Chief Executive Officer

                         Independent Auditors' Report

To the Board of Directors and Shareholders of Olin Corporation

  We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ KPMG LLP
Stamford, Connecticut
January 26, 1999

                          Consolidated Balance Sheets
                                  December 31
                       ($ in millions except share data)

                                                                 1998    1997
                                                                ------  ------
                            Assets
Current Assets:
  Cash and Cash Equivalents.................................... $   50  $  157
  Short-Term Investments.......................................     25      28
  Receivables, Net:
    Trade......................................................    162     166
    Other......................................................     30      23
  Inventories, Net of LIFO Reserve of $63 ($86 in 1997)........    199     208
  Income Taxes Receivable......................................     33     --
  Other Current Assets.........................................     18      20
                                                                ------  ------
    Total Current Assets.......................................    517     602
Investments and Advances--Affiliated Companies at Equity.......     12      10
Property, Plant and Equipment, Net.............................    475     517
Other Assets...................................................     68     122
Net Assets of Discontinued Operations..........................    505     456
                                                                ------  ------
Total Assets................................................... $1,577  $1,707
                                                                ======  ======
             Liabilities and Shareholders' Equity
Current Liabilities:
  Current Installments of Long-Term Debt....................... $    1  $    8
  Accounts Payable.............................................    118     137
  Income Taxes Payable.........................................      5       5
  Accrued Liabilities..........................................    168     179
                                                                ------  ------
    Total Current Liabilities..................................    292     329
Long-Term Debt.................................................    230     262
Other Liabilities..............................................    265     237
                                                                ------  ------
    Total Liabilities..........................................    787     828
                                                                ------  ------
Commitments and Contingencies
Shareholders' Equity:
  Common Stock, Par Value $1 Per Share:
    Authorized, 120,000,000 Shares
     Issued and Outstanding 45,922,864 Shares (48,840,234 in
     1997).....................................................     46      49
  Additional Paid-In Capital...................................    243     348
  Accumulated Other Comprehensive Loss.........................    (25)    (24)
  Retained Earnings............................................    526     506
                                                                ------  ------
    Total Shareholders' Equity.................................    790     879
                                                                ------  ------
Total Liabilities and Shareholders' Equity..................... $1,577  $1,707
                                                                ======  ======

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                       Consolidated Statements of Income
                            Years ended December 31
                     ($ in millions, except per share data)

                                                            1998    1997   1996
                                                           ------  ------ ------
Sales..................................................... $1,426  $1,499 $1,758
Operating Expenses:
  Cost of Goods Sold......................................  1,161   1,203  1,396
  Selling and Administration..............................    123     132    155
  Research and Development................................     10       8     20
Interest Expense..........................................     17      24     27
Interest Income...........................................      3      10      2
Other Income..............................................      4       5     11
Gain (Loss) on Sales and Restructurings of Businesses
 and Spin-off Costs.......................................    (63)     --    179
                                                           ------  ------ ------
Income from Continuing Operations Before Taxes............     59     147    352
Income Taxes..............................................     21      50    125
                                                           ------  ------ ------
Income from Continuing Operations.........................     38      97    227
Income from Discontinued Operations, Net of Taxes.........     40      56     53
                                                           ------  ------ ------
Net Income................................................     78     153    280
Preferred Dividends.......................................     --      --      4
                                                           ------  ------ ------
Net Income Available to Common Shareholders............... $   78  $  153 $  276
                                                           ======  ====== ======
Net Income Per Common Share:
Basic:
  Continuing Operations................................... $ 0.79  $ 1.91 $ 4.30
  Discontinued Operations.................................   0.85    1.11   1.04
                                                           ------  ------ ------
    Total Net Income...................................... $ 1.64  $ 3.02 $ 5.34
                                                           ======  ====== ======
Diluted:
  Continuing Operations................................... $ 0.79  $ 1.90 $ 4.26
  Discontinued Operations.................................   0.84    1.10   1.01
                                                           ------  ------ ------
    Total Net Income...................................... $ 1.63  $ 3.00 $ 5.27
                                                           ======  ====== ======

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                Consolidated Statements of Shareholders' Equity
                       ($ in millions, except share data)

                            Common Stock                Accumulated             ESOP
                          ----------------- Additional     Other              Preferred                 Total
                            Shares     Par   Paid-In   Comprehensive Retained Stock Par    ESOP     Shareholders'
                            Issued    Value  Capital       Loss      Earnings   Value   Obligations    Equity
                          ----------  ----- ---------- ------------- -------- --------- ----------- -------------
Balance at January 1,
 1996...................  49,418,410   $49    $ 398        $ (4)      $ 343     $ 77       $(22)        $ 841
Comprehensive Income:
 Net Income.............          --    --       --          --         280       --         --           280
 Translation Adjustment.          --    --       --          (5)         --       --         --            (5)
 Comprehensive Income...          --    --       --          --          --       --         --           275
Dividends Paid:
 Common Stock ($1.20 per
  share)................          --    --       --          --         (60)      --         --           (60)
 ESOP Preferred Stock
  ($5.97 per share).....          --    --       --          --          (4)      --         --            (4)
Issuance of ESOP
 Preferred Stock........          --    --       --          --          --        9         --             9
Redemption of ESOP
 Preferred Stock........   2,343,401     2       84          --          --      (86)        --            --
Spin-off of Primex
 Technologies, Inc......          --    --       --          --        (145)      --         --          (145)
Reduction in ESOP
 Obligations............          --    --       --          --          --       --         17            17
Stock Options Exercised.     347,232     1       10          --          --       --         --            11
Other Transactions......      93,716    --        2          --          --       --         --             2
                          ----------   ---    -----        ----       -----     ----       ----         -----
Balance at December 31,
 1996...................  52,202,759    52      494          (9)        414       --         (5)          946
Comprehensive Income:
 Net Income.............          --    --       --          --         153       --         --           153
 Translation Adjustment.          --    --       --         (15)         --       --         --           (15)
 Comprehensive Income...          --    --       --          --          --       --         --           138
Dividends Paid:
 Common Stock ($1.20 per
  share)................          --    --       --          --         (61)      --         --           (61)
Reduction in ESOP
 Obligations............          --    --       --          --          --       --          5             5
Stock Options Exercised.     413,258    --       13          --          --       --         --            13
Stock Repurchase........  (3,827,100)   (3)    (160)         --          --       --         --          (163)
Other Transactions......      51,317    --        1          --          --       --         --             1
                          ----------   ---    -----        ----       -----     ----       ----         -----
Balance at December 31,
 1997...................  48,840,234    49      348         (24)        506       --         --           879
Comprehensive Income:
 Net Income.............          --    --       --          --          78       --         --            78
 Translation Adjustment.          --    --       --           1          --       --         --             1
 Minimum Pension
  Liability Adjustment..          --    --       --          (2)         --       --         --            (2)
 Comprehensive Income...          --    --       --          --          --       --         --            77
Dividends Paid:
 Common Stock ($1.20 per
  share)................          --    --       --          --         (58)      --         --           (58)
Stock Options Exercised.      84,528    --        3          --          --       --         --             3
Stock Repurchase........  (3,096,100)   (3)    (109)         --          --       --         --          (112)
Other Transactions......      94,202    --        1          --          --       --         --             1
                          ----------   ---    -----        ----       -----     ----       ----         -----
Balance at December 31,
 1998...................  45,922,864   $46    $ 243        $(25)      $ 526     $ --       $ --         $ 790
                          ==========   ===    =====        ====       =====     ====       ====         =====

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                     Consolidated Statements of Cash Flows
                    Years ended December 31 ($ in millions)

                                                            1998   1997  1996
                                                            -----  ----  ----
Operating Activities
Income from Continuing Operations.......................... $  38  $ 97  $227
Adjustments to Reconcile Income from Continuing Operations
 to Net Cash and Cash Equivalents Provided by Operating
 Activities:
  Earnings of Non-consolidated Affiliates..................    --    (1)   (2)
  Depreciation.............................................    76    76    84
  Amortization of Intangibles..............................     2     2     2
  Deferred Taxes...........................................   104    41   (78)
  Loss (Gain) on Sales and Restructurings of Businesses and
    Spin-off Costs.........................................    63    --  (188)
  Change in Assets and Liabilities Net of Purchases and
    Sales of Businesses:
    Receivables............................................    (5)  (19)   26
    Inventories............................................     7   (14)   18
    Other Current Assets...................................     4    (5)    3
    Accounts Payable and Accrued Liabilities...............   (57)  (45)  (38)
    Income Taxes Payable...................................   (33) (122)  122
    Other Noncurrent Liabilities...........................    (8)  (36)  (11)
  Other Operating Activities...............................   (13)   (7)   13
                                                            -----  ----  ----
Net Cash and Cash Equivalents Provided by Operating
 Activities from Continuing Operations.....................   178   (33)  178
Discontinued Operations:
 Net Income................................................    40    56    53
 Change in Net Assets......................................   (38)  (35)   (8)
                                                            -----  ----  ----
    Net Operating Activities...............................   180   (12)  223
                                                            -----  ----  ----
Investing Activities
Capital Expenditures.......................................   (78)  (76)  (74)
Disposition of Property, Plant and Equipment...............    --    --    23
Business Acquired in Purchase Transactions.................    --    (2)   --
Proceeds from Sales of Businesses..........................     4     5   565
Purchases of Short-Term Investments........................   (25) (126)  (87)
Proceeds from Sale of Short-Term Investments...............    28   185    --
Investments and Advances--Affiliated Companies at Equity...    (3)  (84) (103)
Repayments of Advances From a Joint Venture................    --    98    --
Other Investing Activities.................................    (4)   (4)   --
                                                            -----  ----  ----
    Net Investing Activities...............................   (78)   (4)  324
                                                            -----  ----  ----
Financing Activities
Long-Term Debt Repayments..................................   (39) (137)  (62)
Short-Term Debt Repayments.................................    --    --   (58)
Borrowings under Line of Credit Assumed by Primex
  Technologies, Inc........................................    --    --   125
Purchase of Olin Common Stock..............................  (112) (163)   --
Repayment from ESOP........................................    --     5    17
Stock Options Exercised....................................     3    13    11
Dividends Paid.............................................   (58)  (61)  (64)
Other Financing Activities.................................    (3)   (2)   --
                                                            -----  ----  ----
    Net Financing Activities...............................  (209) (345)  (31)
                                                            -----  ----  ----
    Net (Decrease) Increase in Cash and Cash Equivalents...  (107) (361)  516
Cash and Cash Equivalents, Beginning of Year...............   157   518     2
                                                            -----  ----  ----
    Cash and Cash Equivalents, End of Year................. $  50  $157  $518
                                                            =====  ====  ====
Cash Paid (Received) for Interest and Income Taxes:
  Interest                                                  $  17  $ 27  $ 40
  Income Taxes, Net of Refunds............................. $ (31) $166  $104
                                                            =====  ====  ====

   The accompanying Notes to Financial Statements are an integral part of the financial statements.

                         Notes to Financial Statements
                      ($ in millions, except share data)

Accounting Policies

  The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates. Certain reclassifications were made to prior year amounts to conform with the 1998 presentation. In addition, the financial statements have been restated to reflect Arch Chemicals, Inc. ("Arch Chemicals") as a discontinued operation as a result of its spin-off which occurred on February 8, 1999.

Basis of Presentation

  The consolidated financial statements include the accounts of Olin Corporation ("Olin" or "Company") and all majority-owned subsidiaries. Investments in 20-50% owned affiliates are accounted for on the equity method. Accordingly, the Company's share of earnings or losses of these affiliates is included in consolidated net income.

Foreign Currency Translation

  Foreign affiliates' balance sheet amounts are translated at the exchange rates in effect at year-end, and income statement amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in Accumulated Other Comprehensive Loss. Where foreign affiliates operate in highly inflationary economies non-monetary amounts are translated at historical exchange rates while monetary assets and liabilities are translated at the current rate with the related adjustments reflected in the Consolidated Statements of Income.

Cash and Cash Equivalents

  All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

Short-Term Investments

  Marketable debt securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its marketable debt securities as available-for-sale which are reported at fair market value with unrealized gains and losses included in Shareholders' Equity net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Unrealized gains and losses in 1998 and 1997 were insignificant. Realized gains and losses on sales of investments, as determined on the specific identification method and declines in value of securities judged to be other-than-temporary are included in Other Income in the Consolidated Statements of Income. Interest and dividends on all securities are included in Interest Income and Other Income, respectively.

  All investments which have original maturities between three and twelve months are considered short-term investments and consist of debt securities such as commercial paper, time deposits, certificates of deposit, bankers acceptances, repurchase agreements, and marketable direct obligations of the United States Treasury.

Inventories

  Inventories are valued principally by the dollar value last-in, first-out
(LIFO) method of inventory accounting; in aggregate, such valuations are not in excess of market. Cost for other inventories have been determined principally by the average-cost and first-in, first out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Start-up costs are expensed as incurred.

Comprehensive Income

  As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. Accumulated Other Comprehensive Loss at December 31, 1998 includes cumulative translation adjustments of $23 ($24 at December 31, 1997) and $2 of minimum pension liability. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Goodwill

  Goodwill, the excess of the purchase price of the acquired businesses over the fair value of the respective net assets, is amortized principally over 30 years on a straight-line basis. The Company periodically reviews the value of its goodwill to determine if any impairment has occurred. The Company assesses the potential impairment of recorded goodwill and other long-lived assets by comparing the undiscounted value of expected future operating cash flows in relation to the book value of the goodwill and related long-lived assets. An impairment would be recorded based on the estimated fair value.

Environmental Liabilities and Expenditures

  Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental remediation costs are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

Income Taxes

  Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Derivative Financial Instruments

  The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 1998, the Company had forward contracts to sell foreign currencies with face values of $4 (1997-$1) and no forward contracts to buy (1997-$1). The fair market value of the forward contracts to sell was $4 and $1 at December 31, 1998 and 1997, respectively. The fair market value of the forward contracts to buy was $1 at December 31, 1997. The Company had no outstanding option contracts at December 31, 1998 and 1997. The counterparties to the options and contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant.

  In accordance with SFAS No. 52, "Foreign Currency Translation," a transaction is classified as a hedge when it is designated as, and is effective as, a hedge of a foreign currency commitment and the foreign currency commitment is firm. A hedge is considered by the Company to be effective when the transaction reduces the currency risk on its foreign currency commitments. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. For a foreign currency commitment that is classified as a hedge, any gain or loss on the commitment is deferred and included in the basis of the underlying item. Any unrealized gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period. Foreign currency gains and losses realized are included in the Consolidated Statements of Income in Selling and Administration. If a foreign currency transaction previously considered as a hedge is terminated before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred and included in the basis of the underlying item. Premiums paid for currency options and gains or losses on forward sales and purchase contracts were not material to operating results.

  Foreign currency exchange gains (losses), net of taxes, were $(1) in 1998, $1 in 1997, and less than $(1) in 1996.

  Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations, principally in copper, lead and zinc. In accordance with SFAS No. 80, "Accounting for Futures Contracts," futures contracts are classified as a hedge when the item to be hedged exposes the Company to price risk and the futures contract reduces that risk exposure. Futures contracts that relate to transactions that are expected to occur are accounted for as a hedge when the significant characteristics and expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. Any gains or loses associated with futures contracts which are classified as speculative are recognized in the current period. If a futures contract that has been accounted for as a hedge is closed or matures before the date of the anticipated transaction, the accumulated change in value of the contract is carried forward and included in the measurement of the related transaction. Option contracts are accounted for in the same manner that futures contracts are accounted for. At December 31, 1998, the Company has open positions in futures contracts totaling $44 (1997- $37). If these futures contracts had been settled on December 31, 1998, the Company would have incurred a loss of $3. Gains (losses) on futures contracts, net of taxes, were $(2) in 1998 and $1 in 1997 and 1996.

Financial Instruments

  The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt was determined based on current market rates for debt of the same risk and maturities. At December 31, 1998, the estimated fair value of debt was $235 (1997-$277). The fair values of currency forward contracts were estimated based on quoted market prices for contracts with similar terms.

Stock-Based Compensation

  The Company accounts for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed under SFAS No. 123, the Company has chosen to continue to account for stock-based compensation cost in accordance with Accounting Principles Board Opinion

No. 25, "Accounting for Stock Issued to Employees." Under this option, compensation cost is recorded when the fair market value of the Company's stock at the date of grant for fixed options exceeds the exercise price of the stock option. The Company's policy is to grant stock options at a value equal to its common stock's fair market value on the date of the grant. Compensation cost for restricted stock awards is accrued over the life of the award based on the quoted market price of the Company's stock at the date of the award.

Earnings Per Share

  Basic earnings per share are computed by dividing net income less the ESOP preferred stock dividend requirement (to the date of its redemption in 1996), and the redemption adjustment (excess of fair value over book value of ESOP shares redeemed) by the weighted average number of common shares outstanding. In December 1996, the Company redeemed the ESOP preferred stock with shares of common stock of equivalent value.

  Diluted earnings per share reflect the dilutive effect of stock options and assumed the conversion of outstanding ESOP preferred stock, until its redemption in December 1996, into an equivalent number of common shares at the date of issuance. Net income was reduced by an additional ESOP contribution (differential between the common and the ESOP preferred dividend rates under an assumed conversion) necessary to satisfy the debt service requirement.

Computation of Earnings per Share                        1998    1997    1996
---------------------------------                       ------- ------- -------
Basic earnings per share
Income from continuing operations...................... $    38 $    97 $   227
Less ESOP preferred dividends, net of tax benefit......     --      --       (4)
Redemption adjustment..................................     --      --       (8)
                                                        ------- ------- -------
                                                        $    38 $    97 $   215
                                                        ------- ------- -------
Basic shares (in thousands)............................  47,643  50,519  49,992
                                                        ------- ------- -------
Basic earnings per share-continuing operations......... $  0.79 $  1.91 $  4.30
                                                        ======= ======= =======
Diluted earnings per share
Income from continuing operations...................... $    38 $    97 $   227
Less additional ESOP contribution......................     --      --       (4)
                                                        ------- ------- -------
                                                        $    38 $    97 $   223
                                                        ------- ------- -------
Diluted Shares (in thousands):
  Basic shares.........................................  47,643  50,519  49,992
  Assumed conversion ESOP preferred stock..............     --      --    1,950
  Stock options........................................     224     368     369
                                                        ------- ------- -------
                                                         47,867  50,887  52,311
                                                        ------- ------- -------
Diluted earnings per share-continuing operations....... $  0.79 $  1.90 $  4.26
                                                        ======= ======= =======

  The Board of Directors has authorized the Company to purchase up to 10 million shares of common stock of the Company under two share repurchase programs which began in January of 1997. During 1998 and 1997 the Company repurchased 3.1 million and 3.8 million shares, respectively. It is expected that the programs will be completed during 1999.

Short-term Investments

                                                                       1998 1997
                                                                       ---- ----
      Tax exempt...................................................... $20  $28
      Certificates of deposit.........................................   4  --
      U.S. Government and government agencies.........................   1  --
                                                                       ---  ---
        Total......................................................... $25  $28
                                                                       ===  ===

Trade Receivables

  Allowance for doubtful items was $6 at December 31, 1998 and 1997. Provisions charged to operations were $1 in 1998, 1997 and 1996. Bad debt write-offs, net of recoveries were $1 in 1998 and $2 in 1997 and 1996.

Inventories

                                                                     1998  1997
                                                                     ----  ----
      Raw materials and supplies.................................... $113  $108
      Work in process...............................................  102   113
      Finished goods................................................   47    73
                                                                     ----  ----
                                                                      262   294
      LIFO reserves.................................................  (63)  (86)
                                                                     ----  ----
        Inventory, net.............................................. $199  $208
                                                                     ====  ====

  Inventories valued using the LIFO method comprised 79% and 78% of the total inventories at December 31, 1998 and 1997, respectively. During 1998, LIFO inventory quantities were reduced resulting in the liquidation of one LIFO layer and part of another layer. The effect of this liquidation increased net income by $1.

Property, Plant and Equipment

                                                     Useful Lives  1998   1997
                                                     ------------ ------ ------
      Land and improvements to land................. 10--20 Years $   49 $   49
      Buildings and building equipment.............. 10--25 Years    172    169
      Machinery and equipment.......................  3--12 Years  1,251  1,266
      Leasehold improvements........................                   3      4
      Construction in progress......................                  75     58
                                                                  ------ ------
        Property, plant and equipment...............               1,550  1,546
      Less accumulated depreciation.................               1,075  1,029
                                                                  ------ ------
        Property, plant and equipment, net..........              $  475 $  517
                                                                  ====== ======

  Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $109, $92, and $114 in 1998, 1997 and 1996 respectively.

Short-Term Borrowings

  At December 31, 1998 and 1997, the Company maintained committed credit facilities with banks of $254 all of which was available in both years.

  Included in the $254 committed credit facility is an unsecured revolving credit agreement with a group of banks, which provides a maximum borrowing of $250, and expires in October 2002. The Company may select various floating rate borrowing options.

Long-Term Debt

                                                                      1998 1997
                                                                      ---- ----
      Notes payable:
        7.11%, due 2005.............................................. $ 50 $ 50
        7.75%, due 2005..............................................   11   11
        7.97%, due 1999-2002.........................................  --    38
        8%, due 2002.................................................  100  100
      Industrial development and environmental improvement
       obligations:
        Payable at interest rates of 1% to 5% which vary with short-
         term tax exempt rates, due 2004-2017........................   35   35
        Payable at interest rates of 6% to 7%, due 1999-2008.........   35   36
                                                                      ---- ----
          Total senior debt..........................................  231  270
      Amounts due within one year....................................    1    8
                                                                      ---- ----
          Total long-term debt....................................... $230 $262
                                                                      ==== ====

  In June 1995, the Company sold $50 of 7.11% notes with a maturity date of June 2005. The proceeds from this issue were used to reduce short-term debt incurred for working capital purposes. At December 31, 1998, there remains $248 unissued under the medium-term note program registered in May 1994.

  During 1992, the Company swapped interest payments on $50 principal amount of its 8% notes due 2002 to a floating rate (5.15602% at December 31, 1998). In June 1995, the Company offset this transaction by swapping interest payments to a fixed rate of 6.485%. The difference between interest paid and interest received is included as an adjustment to interest expense. A settlement of the fair market value of the interest rate swap as of December 31, 1998 would result in a receipt of approximately $2. Counterparties to interest rate swap contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant.

  Annual maturities of long-term debt for the next five years are $1 in 1999, 2000 and 2001, and $101 in 2002 and $1 in 2003.

  Interest expense incurred on short-term borrowings and long-term debt totaled $18 in 1998, $25 in 1997 and $29 in 1996; of which $1 was capitalized in 1998 and 1997 and $2 in 1996.

Pension Plans and Retirement Benefits

  Essentially all of the Company's domestic pension plans are non-contributory final-average-pay or flat-benefit plans and all domestic employees are covered. The Company's funding policy is consistent with the requirements of federal laws and regulations. The Company provides certain postretirement health care and life insurance benefits for eligible active and retired domestic employees.

                                                                  Other
                                                Pension      Postretirement
                                               Benefits         Benefits
                                             --------------  --------------
Change in Benefit Obligation                  1998    1997    1998     1997
----------------------------                 ------  ------  -------  -------
Benefit obligation at beginning of year..... $1,155  $1,021  $    71  $    62
Service cost................................     15      21        1        1
Interest cost...............................     79      79        5        5
Amendments..................................      1       4      --       --
Actuarial loss (gain).......................      8     110        2       10
Benefits paid...............................    (78)    (85)      (8)      (8)
Acquisitions and divestitures...............    --        5      --         1
                                             ------  ------  -------  -------
Benefit obligation at end of year........... $1,180  $1,155  $    71  $    71
                                             ======  ======  =======  =======
                                                Pension
                                               Benefits
                                             --------------
Change in Plan Assets                         1998    1997
---------------------                        ------  ------
Fair value of plan assets at beginning of
 year....................................... $1,224  $1,111
Actual return on plan assets................    146     178
Employer contribution.......................      3      14
Acquisition asset transfers.................    --        6
Benefits paid...............................    (78)    (85)
                                             ------  ------
Fair value of plan assets at end of year.... $1,295  $1,224
                                             ======  ======
                                                                  Other
                                                Pension      Postretirement
                                               Benefits         Benefits
                                             --------------  --------------
                                              1998    1997    1998     1997
                                             ------  ------  -------  -------
Funded status............................... $  115  $   69  $   (71) $   (71)
Unrecognized actuarial (gain) loss..........   (146)   (105)      13       11
Unrecognized transition obligation (asset)..    (13)    (19)     --       --
Unrecognized prior service cost.............     29      30       (4)      (5)
                                             ------  ------  -------  -------
Net amount recognized....................... $  (15) $  (25) $   (62) $   (65)
                                             ======  ======  =======  =======
Amounts recognized in the consolidated
 balance sheet consist of:
  Prepaid benefit cost...................... $   12  $    1  $   --   $   --
  Accrued benefit liability.................    (29)    (26)     (62)     (65)
  Accumulated other comprehensive income....      2     --       --       --
                                             ------  ------  -------  -------
  Net amount recognized..................... $  (15) $  (25) $   (62) $   (65)
                                             ======  ======  =======  =======

Principal Assumptions                                                1998  1997
---------------------                                                ----  ----
Weighted average discount rate...................................... 7.0%  7.25%
Weighted average rate of compensation increase...................... 4.5%   4.5%
Long-term rate of return on assets.................................. 9.5%   9.5%
                                                                     ===   ====

                                                                  Other
                                               Pension        Postretirement
                                               Benefits          Benefits
                                            ----------------  ----------------
Components of Net Periodic Benefit Cost
(Income)                                    1998  1997  1996  1998  1997  1996
---------------------------------------     ----  ----  ----  ----  ----  ----
Service cost............................... $ 15  $ 21  $ 22  $ 1   $ 1   $ 2
Interest cost..............................   79    79    74    5     5     4
Expected return on plan assets.............  (99)  (92)  (87) --    --    --
Amortization of prior service cost.........    4     3     4   (1)   (1)   (1)
Recognized actuarial loss (gain)...........   (6)   (6)   (6)   1     1   --
                                            ----  ----  ----  ---   ---   ---
Net periodic benefit cost (income)......... $ (7) $  5  $  7  $ 6   $ 6   $ 5
                                            ====  ====  ====  ===   ===   ===

  The Company's common stock represents approximately 2% of the plan assets at December 31, 1998 and 1997.

  The Company's foreign subsidiaries maintain pension and other benefit plans which are consistent with statutory practices and are not significant.

  The Pension Plan of Olin Corporation provides that if, within three years following a change of control of the Company, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus.

  In addition to the net pension expense above, during 1996 the Company recorded a $6 curtailment loss in connection with the sale of the isocyanates business and the spin-off of the Ordnance and Aerospace divisions as Primex Technologies, Inc. ("Primex").

  The accumulated postretirement benefit obligation was determined using the projected unit credit method and an assumed discount rate of 7% in 1998, 7.25% in 1997 and 8% in 1996. The assumed health care cost trend rate used for pre-65 retirees was 8% in 1998, 9.7% in 1997 and 11% in 1996, declining one-half percent per annum to 5.0%. For post-65 retirees, the Company provides a fixed dollar benefit which is not subject to escalation.

  Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage-point increase (decrease) in assumed health care cost trend rates would have a less than $1 increase (decrease) in total service and interest cost components and a $3 increase (decrease) in the postretirement benefit obligation.

  Subsequent to the spin-off of Arch Chemicals on February 8, 1999, Arch Chemicals will become liable for the payment of all pension plan benefits earned by Arch Chemicals employees prior to and following the spin-off who retire after the spin-off. The Olin pension plan will transfer assets to the Arch Chemicals pension plan and the amount of the assets will be calculated based on the relative percentage of the Projected Benefit Obligation. Such amount may be adjusted to comply with the asset allocation methodology set forth in section 4044 of the Employee Retirement Income Security Act of 1974, as amended, if necessary. Olin will remain liable for postretirement, medical and death benefits provided to all employees who retire prior to the spin-off. Arch Chemicals will become liable for the payment of all retiree medical and death benefits earned by Arch Chemicals employees prior to and following the spin-off who retire after the spin-off. The postretirement plan is an unfunded plan, therefore no assets were transferred.

  In connection with the spin-off of Arch Chemicals in the first quarter of 1999, the Company transferred $7 of postretirement benefit liability to Arch Chemicals. During 1996 in connection with the spin-off of Primex Technologies, Inc., the Company transferred $8 of postretirement benefit liability to Primex Technologies, Inc.

Income Taxes

Components of Pretax Income from Continuing Operations         1998  1997  1996
------------------------------------------------------         ----  ----  ----
Domestic...................................................... $ 54  $144  $347
Foreign.......................................................    5     3     5
                                                               ----  ----  ----
Pretax income................................................. $ 59  $147  $352
                                                               ====  ====  ====
Components of Income Tax Expense (Benefit)
------------------------------------------
Currently payable:
  Federal..................................................... $(88) $ 12  $171
  State.......................................................    3    (4)   31
  Foreign.....................................................    2     1     1
                                                               ----  ----  ----
                                                                (83)    9   203
Deferred......................................................  104    41   (78)
                                                               ----  ----  ----
Income tax expense............................................ $ 21  $ 50  $125
                                                               ====  ====  ====

  The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

Effective Tax Rate Reconciliation (Percent)                    1998  1997  1996
-------------------------------------------                    ----  ----  ----
Statutory federal tax rate.................................... 35.0  35.0  35.0
Foreign income tax............................................ (0.3) (0.9) (0.2)
State income taxes, net.......................................  1.7   0.2   3.5
Equity in net income of affiliates............................ (0.9) (0.4) (0.2)
Other, net....................................................  0.1   0.1  (2.6)
                                                               ----  ----  ----
Effective tax rate............................................ 35.6  34.0  35.5
                                                               ====  ====  ====

Components of Deferred Tax Assets and Liabilities                      1998  1997
-------------------------------------------------                      ----  ----
Deferred tax assets:
  Pension and postretirement benefits................................. $ 30  $34
  Environmental reserves..............................................   50   51
  Non-deductible reserves.............................................   46   36
  Other miscellaneous items...........................................   22   15
                                                                       ----  ---
Total deferred tax assets.............................................  148  136
                                                                       ----  ---
Deferred tax liabilities:
  Property, plant and equipment.......................................   69   45
  Capital loss........................................................   80  --
  Other miscellaneous items...........................................   24   12
                                                                       ----  ---
Total deferred tax liabilities........................................  173   57
                                                                       ----  ---
Net deferred tax asset (liability).................................... $(25) $79
                                                                       ====  ===

  Included in Other Current Assets at December 31, 1998 and 1997 are $12 and $10, respectively, of net current deferred assets.

  At December 31, 1998, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $25. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

Accrued Liabilities

  Included in accrued liabilities are the following items:

                                                                     1998  1997
                                                                     ----- ----
      Accrued compensation and employee benefits.................... $  43 $ 50
      Environmental.................................................    30   30
      Accrued costs for sales and restructurings of businesses and
       spin-off costs...............................................    30  --
      Accrued insurance.............................................    21   22
      Other.........................................................    44   77
                                                                     ----- ----
                                                                     $ 168 $179
                                                                     ===== ====

Contributing Employee Ownership Plan

  The Contributing Employee Ownership Plan is a defined contribution plan available to essentially all domestic employees which provides a match of employee contributions. The plan purchased from the Company approximately 1.3 million shares ($100) of a newly authorized 1.75 million share series of the Company's ESOP preferred stock, financed by $60 of notes guaranteed by the Company and a $40 loan from the Company. This loan has been repaid in total to the Company as of December 31, 1992. In December 1996, the Board of Directors approved the redemption of all outstanding shares of ESOP preferred stock with common stock of equivalent value. Upon redemption of the ESOP preferred stock, the Company is matching employee contributions with common stock. The annual fixed preferred dividend rate was $5.97 per share and during 1996, dividends were paid in the first three quarters. Expenses related to the plan are based on ESOP preferred and common stock allocated to participants. These costs (primarily the Company's contributions) amounted to $8, $9 and $8 in 1998, 1997 and 1996, respectively. Interest incurred by the plan totaled $1 in 1996, which was funded by ESOP preferred dividends.

Stock Options

  Under the stock option plans, options may be granted to purchase shares of the Company's common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Options granted under the 1996 stock option plan vest over three years. The 1996 stock option plan is the only plan with stock options available for future grants. At December 31, 1998, approximately 937,000 shares were available for future grants. As a result of the spin-off of Arch Chemicals the outstanding Olin options as of February 8, 1999 were converted into both an option to purchase Olin common stock and an option to purchase Arch Chemicals common stock with an adjustment of the exercise price designed to preserve the "intrinsic value" at the time of the spin-off. Olin will be responsible for delivering shares of the Olin common stock upon exercise, and Arch Chemicals will be responsible for the delivering of shares of Arch Chemicals stock upon exercise. The options maintain the original vesting schedule. The following table has been restated to reflect the new option price of the Olin options as a result of the transaction described above. Stock option transactions are as follows:

                                                                Weighted Average
                                                  Option Price    Option Price
                                       Shares      Per Share       Per Share
                                      ---------  -------------- ----------------
Outstanding at January 1, 1996....... 1,554,268  $13.34--$20.48      $16.12
  Granted............................ 1,441,641    24.68--25.49       24.68
  Exercised..........................  (347,232)   13.63--17.53       15.79
  Canceled...........................  (250,958)   15.04--24.68       23.69
                                      ---------  --------------      ------
Outstanding at December 31, 1996..... 2,397,719    13.34--25.49       20.20
  Granted............................   599,200    24.34--29.69       24.43
  Exercised..........................  (413,258)   13.34--24.68       18.08
  Canceled...........................  (137,198)   24.34--24.68       24.57
                                      ---------  --------------      ------
Outstanding at December 31, 1997..... 2,446,463    13.34--29.69       21.36
  Granted............................   835,700    18.33--29.38       27.12
  Exercised..........................   (84,528)   13.34--24.68       19.12
  Canceled...........................   (84,486)   16.04--29.38       25.75
                                      ---------  --------------      ------
Outstanding at December 31, 1998..... 3,113,149  $13.34--$29.69      $22.85
                                      =========  ==============      ======

  Of the outstanding options at December 31, 1998, options covering 1,667,408 shares are currently exercisable at a weighted average exercise price of $20.19.

  At December 31, 1998, common shares reserved for issuance under these plans were 4,050,654 and under additional remuneration agreements were estimated to be 130,000.

  In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". As allowed by SFAS No. 123, the Company has not recognized compensation cost for stock-based compensation arrangements. Pro forma net income and earnings per share were calculated based on the following assumptions as if the Company had recorded compensation expense for the stock options granted during the year. The fair value of each option granted during 1998, 1997 and 1996 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 3.2% in 1998, 2.8% in 1997 and 4.0% in 1996, risk-free interest rate of 5.5% in 1998 and 1997 and 6.5% in 1996, expected volatility of 27% in 1998, 21% in 1997 and 22% in 1996 and an expected life of 7 years. The fair value of options granted during 1998, 1997 and 1996 was $11.77, $9.53 and $7.54, respectively. The following table shows the difference between reported and pro forma net income and earnings per share as if the Company had recorded compensation expense for the stock options granted during the year.

($ in millions except per share data)                             1998 1997 1996
-------------------------------------                             ---- ---- ----
Net Income
    As reported.................................................. $ 78 $153 $280
    Pro forma....................................................   72  149  277
Per Share Data:
  Basic
    As reported.................................................. 1.64 3.02 5.34
    Pro forma.................................................... 1.52 2.96 5.29
  Diluted
    As reported.................................................. 1.63 3.00 5.27
    Pro forma.................................................... 1.52 2.95 5.23

Common Stock

  In connection with the spin-off of Primex in 1996, its employees were allowed to transfer their account balances from the Company's CEOP into Primex's savings and retirement plan. The Company issued .3 million shares of common stock at a value of $40.50 in exchange for .2 million shares of ESOP preferred stock at a per share value of $85.63 at the time of the transfer.

  In December 1996, the Company's board of directors approved the redemption of all outstanding shares of ESOP preferred stock with common stock of equivalent value. Approximately 1.87 million shares of common stock at a per share value of $40.19 were issued in exchange for approximately .9 million shares of ESOP preferred stock at a per share value of $85.75.

Shareholder Rights Plan

  Effective February 1996, the Board of Directors adopted a new Shareholder Rights Plan to replace the prior plan which had been adopted in 1986. Like the former plan, the new plan is designed to prevent an acquiror from gaining control of the Company without offering a fair price to all shareholders. Each right entitles a shareholder (other than the acquiror) to buy one-five hundredth share of Series A Participating Cumulative Preferred Stock at an exercise price of one hundred twenty dollars. The rights are exercisable only if a person acquires more than 15% of the Company's common stock or if the Board of Directors so determines following the commencement of a tender or exchange offer to acquire more than 15% of the Company's common stock. If any person acquires more than 15% of the Company's common stock and in the event of a subsequent merger or combination, each right will entitle the holder (other than the acquiror) to purchase stock or other property of the acquiror having a value of twice the exercise price. The Company can redeem the rights at $.005 per right for a certain period of time. The rights will expire on February 27, 2006, unless earlier redeemed by the Company.

Segment Information

  Segment operating income is defined as earnings before interest, other income and income taxes and includes earnings of non-consolidated affiliates which is included in other income in the Consolidated Statements of Income. Segment operating results in 1998 exclude the charge for the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42 pretax); and non-recurring costs associated with the spin-off of Arch Chemicals ($21 pretax). Segment operating income in 1996 excludes the gain on the sale of the isocyanates business ($188 pretax) and non-recurring costs associated with the spin-off of Primex ($9 pretax). In 1996, the "other" segment includes the operating results of the isocyanates business which was sold in December 1996.

                                                          1998    1997    1996
                                                         ------  ------  ------
Sales:
     Chlor Alkali Products.............................  $  366  $  411  $  397
     Metals............................................     799     836     809
     Winchester........................................     261     252     256
     Other.............................................     --      --      296
                                                         ------  ------  ------
Total sales............................................  $1,426  $1,499  $1,758
                                                         ======  ======  ======
Operating Income (Loss) Before Loss/Gain on Sales and
 Restructuring of Businesses and Spin-off Costs:
     Chlor Alkali Products.............................  $   55  $   99  $   86
     Metals............................................      64      62      60
     Winchester........................................      13      (4)     (2)
     Other.............................................     --      --       46
                                                         ------  ------  ------
Total Operating Income.................................  $  132  $  157  $  190
                                                         ======  ======  ======
Equity Income in Affiliated Companies, Included in
 Operating Income:
     Chlor Alkali Products.............................  $   (1) $   (2) $  --
     Metals............................................       1       3       2
                                                         ------  ------  ------
Total Equity Income in Affiliated Companies............  $  --   $    1  $    2
                                                         ======  ======  ======
Depreciation Expense:
 Chlor Alkali Products.................................  $   32  $   32  $   19
 Metals................................................      31      30      29
 Winchester............................................      10      10      10
 Other.................................................       3       4      26
                                                         ------  ------  ------
Depreciation Expense...................................  $   76  $   76  $   84
                                                         ======  ======  ======
Amortization Expense:
 Metals................................................  $    2  $    2  $    2
                                                         ======  ======  ======
Capital Spending:
 Chlor Alkali Products.................................  $   31  $   22  $   15
 Metals................................................      25      28      38
 Winchester............................................      12       9       7
 Other.................................................      10      17      14
                                                         ------  ------  ------
Total Capital Spending.................................  $   78  $   76  $   74
                                                         ======  ======  ======
Investments in and Advances to Affiliated Companies at
 Equity:
     Chlor Alkali Products.............................  $    3  $   84  $  103
                                                         ======  ======  ======
Assets:
 Chlor Alkali Products.................................  $  297  $  290  $  287
 Metals................................................     440     487     455
 Winchester............................................     161     155     152
 Other.................................................     174     319     938
 Net Assets of Discontinued Operations.................     505     456     430
                                                         ------  ------  ------
Total Consolidated Assets..............................  $1,577  $1,707  $2,262
                                                         ======  ======  ======
Investments & Advances--Affiliated Companies at Equity:
 Chlor Alkali Products.................................  $    7  $    7  $  122
 Metals................................................       5       3       5
 Other.................................................     --      --       25
                                                         ------  ------  ------
Total Investments & Advances--Affiliated Companies.....  $   12  $   10  $  152
                                                         ======  ======  ======

  Segment operating income includes an allocation of corporate charges based on various allocation methodologies. Segment assets include only those assets which are directly identifiable to a segment and do not include such items as cash, deferred taxes and other assets. Sales by segment substantially represent sales for the three product lines of the Company.

Geographic Data:                                          1998    1997    1996
----------------                                         ------  ------  ------
Sales
  United States......................................... $1,388  $1,456  $1,593
  Foreign...............................................     38      43     165
  Transfers between areas
  United States.........................................     10       9     101
  Foreign...............................................     --      --      10
  Eliminations..........................................    (10)     (9)   (111)
                                                         ------  ------  ------
Total Sales............................................. $1,426  $1,499  $1,758
                                                         ======  ======  ======
Assets
  United States......................................... $1,084  $1,263  $1,808
  Foreign...............................................     42      32      36
  Investments...........................................      4      10      31
  Eliminations..........................................    (58)    (54)    (43)
  Net Assets of Discontinued Operations.................    505     456     430
                                                         ------  ------  ------
Total Assets............................................ $1,577  $1,707  $2,262
                                                         ======  ======  ======

  Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $82, $86, and $109 in 1998, 1997, and 1996, respectively.

Acquisitions

  In February 1997, the Company completed its purchase of the remaining 50% of Niachlor with a final payment of $2 to E.I. du Pont de Nemours and Company (DuPont). In December 1996, the Company made an advance payment of $75 to DuPont, which was included in Investments and Advances-Affiliated Companies at Equity in the December 31, 1996 Balance Sheet. This acquisition was accounted for as a purchase and accordingly, the results of operations, which were not material, are included in the consolidated financial statements from the date of acquisition.

  Supplemental cash flow information on businesses acquired is as follows:

                                                                          1997
                                                                          -----
      Working capital.................................................... $  (5)
      Property, plant and equipment......................................   112
      Other liabilities..................................................    (5)
      Investments and advances--affiliated companies.....................   (25)
                                                                          -----
      Purchase price..................................................... $  77
                                                                          =====

Dispositions and Restructurings

  During 1998 the Company recorded a pretax loss of $63 related to the sale of Olin Interconnect Technologies ($8), the restructuring of the rod, wire, and tube business at Indianapolis, IN ($34) and non-recurring costs associated with the spin-off of Arch Chemicals ($21).

  In October 1997, the Company and Asahi Glass Company established separate ownership of two joint ventures the companies had previously formed in polyols and microelectronic packaging systems. The Company became the sole owner of Aegis, Inc., a manufacturer of metal hermetic packages that was established in 1986. Conversely, Asahi Glass Company became the sole owner of the former Asahi-Olin joint venture in polyols that was established in 1974.

  In December of 1996 the Company sold its isocyanates business for $565 in cash. The sale included all assets at the Company's Lake Charles, LA facility used in the manufacture and sale of toluene diisocyanate, aliphatic isocyanates and nitric acid. In connection with the transaction, the Company recorded a pre-tax gain of $188 ($115 after tax gain) which is included in Gain (Loss) on Sales and Restructurings of Businesses and Spin-Off Costs. The Company's results of operations for 1996 included sales of $296 and net income of $33, from the isocyanates business.

  Supplemental cash flow information on businesses disposed is as follows:

                                                            1998   1997   1996
                                                            -----  -----  -----
      Proceeds............................................. $   4  $   5  $ 571
      Working capital......................................    (4)   --    (123)
      Property, plant and equipment........................    (8)   --    (177)
      Investments and advances.............................   --     (11)   --
      Other assets.........................................   --       3     (5)
      Other liabilities....................................   --       3    (78)
                                                            -----  -----  -----
      Gain (Loss) on disposition of businesses............. $  (8) $ --   $ 188
                                                            =====  =====  =====

  The following table summarizes the major components of the 1998 charges and the remaining balances as of December 31, 1998 excluding the non-cash asset writedown described below:

                                                                      Accrued
                                                          Amounts  Restructuring
                                                   Charge Utilized     Costs
                                                   ------ -------- -------------
      Employee termination and severance..........  $ 14   $ --        $ 14
      Legal and investment banker fees............     8      (1)         7
      Exit costs..................................     5     --           5
      Other.......................................     5      (1)         4
                                                    ----   -----       ----
                                                    $ 32   $  (2)      $ 30
                                                    ====   =====       ====

  In September of 1998 the Company announced that it had offered its rod, wire, and tube business at Indianapolis for sale. These businesses were not profitable due to strong domestic and international competition and were not expected to improve significantly. Since the Company was unable to sell the rod, wire, and tube businesses the Company decided to shut down the operations, which occurred on December 31, 1998. The Company will continue to produce sheet and strip copper based alloys at the Indianapolis facility. The assets of the rod, wire, and tube businesses include machinery and equipment with a carrying value of $30. A valuation allowance has been recorded to reflect the estimated net realizable value of the assets net of the amount expected to be recovered in the sale of those assets of $7 over the next twelve months. In 1998, the rod, wire, and tube businesses generated sales of $26 and operating losses of $8.

  Employee termination and severance costs relate to the termination of approximately 450 of the 900 employees at the Indianapolis facility as well as approximately 140 employees at the Company's corporate headquarters in Norwalk, CT and various international subsidiaries. The Indianapolis terminations were primarily manufacturing positions while the corporate and international terminations included various corporate functions such as finance, legal, human resources and information technology. The majority of the termination and severance benefits will be paid over the next twelve months.

  Legal and investment banker fees relate to the spin-off of Arch Chemicals and are expected to be paid in the next six months.

  In connection with the spin-off of Primex in 1996, the Company recorded $9 in spin-off costs which related primarily to pension curtailment, investment banker and legal fees.

Discontinued Operations

  On February 8, 1999, the Company completed the spin-off of its specialty chemicals businesses as Arch Chemicals, Inc. Under the terms of the spin-off, the Company distributed to its holders of common stock as of the close of business on February 1, 1999 one Arch Chemicals common share for every two shares of Olin common stock. In February 1999 prior to the distribution, Olin borrowed $75 under a credit facility, which liability was assumed by Arch Chemicals.

  On December 31, 1996 the Company completed the spin-off of its Ordnance and Aerospace businesses as Primex. Under the terms of the spin-off, the Company distributed to its holders of common stock as of the close of business on December 19, 1996, one Primex common share for every ten shares of Olin common stock. The spin-off distribution reduced shareholders' equity by $145 which represents the book value of the net assets of Primex as of December 31, 1996.

  The historical operating results of these businesses are shown net of tax as discontinued operations in the consolidated statements of income. The discontinued operations include an allocation of corporate overhead with the allocation based on either effort committed or number of employees. Management believes that the allocation methods used to allocate the costs and expenses are reasonable, however, such allocated amounts may or may not necessarily be indicative of what those expenses would have been had Arch Chemicals or Primex operated independently of Olin. Net assets of discontinued operations in the consolidated balance sheet include those assets and liabilities attributable to the Arch Chemicals business.

  The historical results for the Primex discontinued operations include an allocation of the Company's interest expense based on an assumed debt level providing a debt to capital ratio similar to that of the Company as well as a level of debt that Primex could maintain on an independent basis in the future. The allocated debt of $125 represents the amount borrowed by the Company under a credit facility established by the Company and assumed by Primex prior to the distribution on December 31, 1996. The cash received by the Company under this credit facility was used to liquidate its existing debt.

  The Company has entered into tax sharing agreements with both Arch Chemicals and Primex effectively providing that the Company will be responsible for the tax liability of Arch Chemicals and Primex for the years that Arch Chemicals and Primex were included in the Company's consolidated income tax returns. Income taxes have been allocated to Arch Chemicals and Primex based on their pretax income and calculated on a separate company basis pursuant to the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income taxes allocated to the discontinued operations were $21, $30 and $35 in 1998, 1997 and 1996, respectively.

  In addition, the Company entered into several other agreements with Arch Chemicals and Primex which cover such matters as technology transfers, transition services, covenants not to compete, chlorine and caustic supply and powder and component supplies.

  Condensed historical combined balance sheet and income statement data of the discontinued operations are summarized below:

                                                             1998  1997
                                                             ----- -----
      Combined Balance Sheets
      Total assets.......................................... $ 722 $ 693
      Total liabilities.....................................   217   237
      Equity................................................   505   456
                                                             1998  1997   1996
                                                             ----- ----- ------
      Combined Statements of Income
      Sales................................................. $ 863 $ 930 $1,385
      Net income............................................    40    56     53

Environmental

  The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $16 in 1998, $17 in 1997 and $70 in 1996. In 1996, in connection with the sale of the isocyanates business a $53 provision was recorded to provide for contractual liabilities related to future environmental spending at the Lake Charles, LA site. Charges to income for investigatory and remedial efforts were material to operating results in 1998, 1997 and 1996. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $129 at December 31, 1998 and $133 at December 31, 1997, of which $99 and $103 are classified as other noncurrent liabilities, respectively.

  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 1998, the Company had estimated additional contingent environmental liabilities of $40.

Commitments and Contingencies

  The Company leases certain properties, such as railroad cars, manufacturing, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $38 in 1998, $33 in 1997 and $37 in 1996, (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 are as follows: $17 in 1999; $15 in 2000; $12 in 2001; $10 in 2002; $8 in 2003; and $23 thereafter.

  There are a variety of non-environmental legal proceedings pending or threatened against the Company. Those matters that are probable have been accrued for in the accompanying financial statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on results of operations, financial position or liquidity of the Company.

Other Financial Data

Quarterly Data (Unaudited)

                          First  Second     Third        Fourth
1998                     Quarter Quarter Quarter(/1/) Quarter(/2/) Year(/1/)(/2/)
----                     ------- ------- ------------ ------------ --------------
Sales................... $   359 $  348     $  383      $    336      $ 1,426
Cost of goods sold......     287    285        320           269        1,161
Income (loss) from
 continuing operations..      23     17        (11)            9           38
Net income (loss).......      39     38         (7)            8           78
Per common share:
 Basic
  Income (loss) from
   continuing
   operations...........     .47    .37       (.24)          .19          .79
  Net income (loss).....     .81    .81       (.15)          .16         1.64
 Diluted
  Income (loss) from
   continuing
   operations...........     .46    .37       (.24)          .19          .79
  Net income (loss).....     .80    .80       (.15)          .16         1.63
Common dividends per
 share..................     .30    .30        .30           .30         1.20
Market price of common
 stock(/3/)
  High.................. 49 5/16 48 3/4     41 5/8        30 7/8      49 5/16
  Low................... 42 5/16 39 7/8     23 7/8      24 13/16       23 7/8
1997
----
Sales................... $   366 $  368     $  384      $    381      $ 1,499
Cost of goods sold......     294    301        301           307        1,203
Income from continuing
 operations.............      25     18         28            26           97
Net income..............      42     39         38            34          153
Per common share:
 Basic
  Income from continuing
   operations...........     .48    .36        .55           .53         1.91
  Net income............     .81    .75        .76           .70         3.02
 Diluted
  Income from continuing
   operations...........     .47    .36        .54           .53         1.90
  Net income............     .80    .75        .75           .70         3.00
Common dividends per
 share .................     .30    .30        .30           .30         1.20
Market price of common
 stock (/3/)
  High..................  43 1/4     43     48 7/8        51 3/8       51 3/8
  Low...................  35 3/8     36     38 1/4        40 3/4       35 3/8

--------
(1) Operating results include a charge for the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42 pretax, $26 after tax and $.55 diluted earnings per share).
(2) Operating results include non-recurring costs associated with the spin-off of Arch Chemicals, Inc. primarily severance, investment banking and legal fees ($21 pretax, $15 after tax and $.32 diluted earnings per share).
(3) New York Stock Exchange composite transactions.

Economic Value Added Performance Measure (Unaudited)

                                                      1998    1997    1996
                                                     ------  ------  ------
Earnings before interest and taxes(/1/)
 --continuing operations............................ $  136  $  161  $  198
 --discontinued operations..........................     61      86      95
                                                     ------  ------  ------
                                                        197     247     293
Adjustments(/2/)....................................     22      22      47
                                                     ------  ------  ------
Operating profit before taxes.......................    219     269     340
Cash taxes at 35%...................................    (77)    (94)   (119)
                                                     ------  ------  ------
Net operating profit after taxes....................    142     175     221
Strategic investment(/3/)...........................      3     --      --
Capital charge......................................   (121)   (108)   (158)
                                                     ------  ------  ------
EVA................................................. $   24  $   67  $   63
                                                     ======  ======  ======
Average capital employed............................ $1,288  $1,162  $1,673
                                                     ======  ======  ======
Return on capital...................................   11.3%   15.1%   13.2%
                                                     ======  ======  ======
Cost of capital.....................................    9.4%    9.4%    9.4%
                                                     ======  ======  ======

--------
(1) EBIT excludes (i) $63 charge in 1998 related to the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42) and non-recurring costs associated with the spin-off of Arch Chemicals ($21) and; (ii) the gain on sale of TDI and ADI businesses of $188 in 1996.
(2)Adjustments include principally environmental provisions and other miscellaneous income
(3)Strategic investment relates to adjustment for investment with negative short term EVA impact

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The biographical information relating to Olin's Directors under the heading "Item 1--Election of Directors" in the Proxy Statement relating to Olin's 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following
Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.

Item 11. Executive Compensation

  The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation appearing on pages 10 through 11 of the Proxy Statement and the graph appearing on pages 14 and 15 of the Proxy Statement) is incorporated by reference in this Report. The information under the heading "Additional Information Regarding the Board of Directors--Compensation of Directors" in the Proxy Statement is incorporated by reference in this Report.

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

Item 13. Certain Relationships and Related Transactions

  Not applicable.

                                    PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Consolidated Financial Statements

  Included in Item 8 above.

    2. Consolidated Financial Statement Schedules

  Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the consolidated financial statements and notes thereto.

  Separate consolidated financial statements of 50% or less owned subsidiaries accounted for by the equity method are not summarized herein and have been omitted because, in the aggregate, they would not constitute a significant subsidiary.

    3. Exhibits

  Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(s) below.

     3(a) Olin's Restated Articles of Incorporation as amended effective
          May 8, 1997--Exhibit 3 to Olin's Form 10-Q for the Quarter ended March 31, 1997.*
      (b) By-laws of Olin as amended effective February 8, 1999.
     4(a) Articles of Amendment designating Series A Participating
          Cumulative Preferred Stock, par value $1 per share--Exhibit 2 to Olin's Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*
      (b) Rights Agreement dated as of February 27, 1996 between Olin and Chemical Mellon Shareholder Services, LLP, Rights Agent--Exhibit 1 to Olin's Form 8-A dated February 21, 1996, covering Series A
          Participating Cumulative Preferred Stock Purchase Rights.*
      (c) Form of Senior Debt Indenture between Olin and Chemical Bank--
          Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental
          Indenture dated as of March 18, 1994 between Olin and Chemical Bank--Exhibit 4(c) to Registration Statement No. 33-52771; Prospectus Supplement dated June 17, 1992 to Prospectus dated June 16, 1992, with respect to Olin's 8% Senior Notes Due 2002 filed under Registration Statement No. 33-4479; and Prospectus Supplement dated May 26, 1995 to Prospectus dated May 4, 1994 relating to Medium Term Notes, Series A filed under Registration Statement No. 33-52771.*
      (d) Form of Subordinated Debt Indenture between Olin and Bankers Trust Company--Exhibit 4(i) to Registration No. 33-4479.*
      (e) Amended and Restated Credit Agreement, dated as of September 30, 1993 and amended and restated as of February 22, 1999, among Olin and the banks named therein.

  Olin is party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

    10(a) 1980 Stock Option Plan for Key Employees of Olin Corporation and
          Subsidiaries, as amended--Exhibit 10(a) to Olin's Form 10-K for
          1991.*
      (b) 1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended through February 23, 1995--Exhibit 10(b) to Olin's Form 10-K for 1994.*
      (c) Amended and Restated Employee Deferral Plan, effective November 1, 1997, as amended and restated effective as of February 8, 1999.
      (d) Olin Senior Executive Pension Plan with amendments.
      (e) Olin Supplemental Contributing Employee Ownership Plan, effective January 1, 1990 as amended and restated as of September 24, 1998.
      (f) Olin Corporation Key Executive Life Insurance Program--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended March 31, 1986.*
      (g) Form of Olin Corporation Endorsement Split Dollar Agreement (effective January 1, 1993)--Exhibit 10(s) to Olin's Form 10-K for 1992.*
      (h) Form of executive agreement between Olin and certain executive officers as amended December 10, 1998.

      (i) Form of special severance agreement provided to certain employees to become operative upon a "change in control event"-Exhibit
          10(n) to Olin's Form 10-K for 1997.*
      (j) Olin 1991 Long Term Incentive Plan, as amended through February
          23, 1995--Exhibit 10(u) to Olin's Form 10-K for 1994.*
      (k) Description of 1991 Performance Unit Awards granted under the
          Olin 1991 Long Term Incentive Plan--Exhibit 10(w) to Olin's Form 10-K for 1991.*
      (l) Description of 1992 Performance Unit Awards granted under the
          Olin 1991 Long Term Incentive Plan--Exhibit 10(z) to Olin's Form 10-K for 1992.*
      (m) Description of Performance Share Awards granted under the Olin
          1991 Long Term Incentive Plan--Exhibit 10 to Olin's Form 10-Q for the quarter ended June 30, 1993.*
      (n) Amended and Restated 1997 Stock Plan for Non-Employee Directors
          as amended and restated effective as of February 8, 1999.
      (o) Olin Senior Management Incentive Compensation Plan as amended
          April 27, 1995--Exhibit 10(b) to Olin's Form 10-Q for Quarter
          ended March 31, 1995.*
      (p) Description of Restricted Stock Unit Awards granted under the
          Olin 1991 Long Term Incentive Plan--Exhibit 10(bb) to Olin's Form 10-K for 1995.*
      (q) Form of EVA Incentive Plan (Management Incentive Compensation
          Plan)--Exhibit 10(dd) to Olin's Form 10-K for 1996.*
      (r) 1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries--Exhibit A to Olin's 1996 Proxy Statement dated
          March 12, 1996.*
      (s) Olin Supplementary and Deferral Benefit Pension Plan.
      (t) Assumption of Liabilities and Indemnity Agreement, dated December 31, 1996, between Olin Corporation and Primex Technologies, Inc.--Exhibit 10(ii) to Olin's Form 10-K for 1996.*
      (u) Distribution Agreement between Olin Corporation and Arch
          Chemicals, Inc., dated as of February 1, 1999 --Exhibit 2.1 to Olin's Form 8-K filed February 23, 1999.*
      (v) Form of Employee Benefits Allocation Agreement between Olin Corporation and Arch Chemicals, Inc.
      (w) 364-Day Credit Agreement dated as of January 27, 1999, among Arch Chemicals, Inc., Olin Corporation, the Lenders party thereto,
          Bank of America, National Trust and Savings Association, as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent,
          The Chase Manhattan Bank, as Administrative Agent and Chase Securities, Inc., as Arranger.--Exhibit 10.1 to Olin's Form 8-K filed February 23, 1999.*
      (x)  Five-year Credit Agreement dated as of January 27, 1999, among
          Arch Chemicals, Inc., Olin Corporation, the Lenders party
          thereto, Bank of America, National Trust and Savings Association,
          as Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities, Inc., as Arranger.--Exhibit 10.2 to Olin's Form 8-K filed February 23, 1999.*
    11. Computation of Per Share Earnings (included in the Note--"Earnings
        Per Share" to Notes to Consolidated Financial Statements in Item 8.
    12. Computation of Ratio of Earnings to Fixed Charges (unaudited).
    21. List of Subsidiaries.
    23. Consent of KPMG LLP dated March 16, 1999.
    27(a) Financial Data Schedule.
    27(b) Restated Financial Data Schedule.
    27(c) Restated Financial Data Schedule.
--------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Olin Corporation
Date: March 16, 1999
                                                   /s/ Donald W. Griffin
                                          By
                                            -----------------------------------
                                                     Donald W. Griffin
                                             Chairman of the Board, President
                                                and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                        Title                 Date

        /s/ Donald W. Griffin          Chairman of the          March 16, 1999
-------------------------------------   Board, President
          Donald W. Griffin             and Chief Executive
                                        Officer and
                                        Director (Principal
                                        Executive Officer)

       /s/ William W. Higgins          Director                 March 16, 1999
-------------------------------------
         William W. Higgins

       /s/ Robert Holland, Jr.         Director                 March 16, 1999
-------------------------------------
         Robert Holland, Jr.

       /s/ Suzanne Denbo Jaffe         Director                 March 16, 1999
-------------------------------------
         Suzanne Denbo Jaffe

      /s/ Randall W. Larrimore         Director                 March 16, 1999
-------------------------------------
        Randall W. Larrimore

    /s/ G. Jackson Ratcliffe, Jr.      Director                 March 16, 1999
-------------------------------------
      G. Jackson Ratcliffe, Jr.

       /s/ Richard M. Rompala          Director                 March 16, 1999
-------------------------------------
         Richard M. Rompala

       /s/ Anthony W. Ruggiero         Executive Vice
-------------------------------------   President and Chief
         Anthony W. Ruggiero            Financial Officer
                                        (Principal
                                        Financial Officer
                                        and Principal
                                        Accounting Officer)

                                 EXHIBIT INDEX

 3(b)  By-laws of Olin as amended effective February 8, 1999.
 4(e) Amended and Restated Credit Agreement, dated as of September 30, 1993 and amended and restated as of February 22, 1999, among Olin and the banks named therein.
 10(c) Amended and Restated Employee Deferral Plan, effective November 1, 1997, as amended and restated effective as of February 8, 1999.
 10(d) Olin Senior Executive Pension Plan with amendments.
 10(e) Olin Supplemental Contributing Employee Ownership Plan, effective
       January 1, 1990 as amended and restated as of September 24, 1998.
 10(h) Form of executive agreement between Olin and certain executive officers as amended December 10, 1998.
 10(n) Amended and Restated 1997 Stock Plan for Non-Employee Directors as
       amended and restated effective as of February 8, 1999.
 10(s) Olin Supplementary and Deferral Benefit Pension Plan.
 10(v) Form of Employee Benefits Allocation Agreement between Olin Corporation and Arch Chemicals, Inc.
 12.   Computation of Ratio of Earnings to Fixed Charges (unaudited).
 21.   List of Subsidiaries.
 23.   Consent of KPMG LLP dated March 16, 1999.
 27(a) Financial Data Schedule.
 27(b) Restated Financial Data Schedule.
 27(c) Restated Financial Data Schedule.

                              PRINTED ON RECYCLED PAPER