Form 10-Q
period 1999-03-31
OLIN CORP
filed 1999-05-17
CIK 74303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1999
                               -----------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                               -----------------------------------------


Commission file number              1-1070
                       --------------------------------------------------


                               Olin Corporation
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                        13-1872319
--------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

         501 Merritt 7, Norwalk, CT                       06851
--------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                                 (203) 750-3000
--------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
      -----       -----


As of April 30, 1999, there were outstanding 45,517,235 shares of the registrant's common stock.

Part I - Financial Information
  Item 1.  Financial Statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                Condensed Balance Sheets
                                      (In millions)

                                                                Unaudited
                                                                March 31,         December 31,
                                                                  1999                1998
                                                                ---------         ------------
ASSETS
------
Cash and cash equivalents                                         $ 67.0             $ 50.2
Short-term investments                                              40.3               25.5
Accounts receivable, net                                           198.5              192.0
Inventories                                                        206.9              198.8
Income taxes receivable                                              3.2               33.2
Other current assets                                                17.1               18.1
                                                                --------           --------
  Total current assets                                             533.0              517.8
Investments and advances - affiliated companies at equity            7.0               11.9
Property, plant and equipment
 (less accumulated depreciation
  of $1,110.2 and $1,074.7)                                        465.2              475.0
Other assets                                                        64.4               67.8
Net assets of discontinued operations                                 -               504.5
                                                                --------           --------

Total assets                                                    $1,069.6           $1,577.0
                                                                ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                                   $ 1.0              $ 1.0
Accounts payable                                                    90.1              118.1
Income taxes payable                                                10.7                5.1
Accrued liabilities                                                150.6              168.1
                                                                --------           --------
  Total current liabilities                                        252.4              292.3
Long-term debt                                                     229.8              230.2
Other liabilities                                                  242.6              264.3
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares
      Issued 45.7 shares (45.9 in 1998)                             45.7               45.9
  Additional paid-in capital                                       240.8              242.8
  Accumulated other comprehensive loss                             (10.2)             (24.8)
  Retained earnings                                                 68.5              526.3
                                                                --------           --------
  Total shareholders' equity                                       344.8              790.2
                                                                --------           --------
Total liabilities and
 shareholders' equity                                           $1,069.6           $1,577.0
                                                                ========           ========



-----------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                  Condensed Statements of Income (Unaudited)
                                   (In millions, except per share amounts)




                                                                 Three Months
                                                                Ended March 31,
                                                            ----------------------
                                                             1999           1998
                                                            -------        -------
Sales                                                       $ 304.8        $ 359.1
Cost of goods sold                                            262.9          287.4
Selling and administration                                     30.9           33.9
Research and development                                        2.0            1.6
Earnings(loss) of non-consolidated affiliates                  (2.5)           2.0
Interest expense                                                3.8            4.8
Interest income                                                 0.7            1.2
Other income                                                    0.1            0.3
                                                           --------       --------
  Income from continuing operations before taxes                3.5           34.9
Income taxes                                                    1.4           12.1
                                                           --------       --------
Income from continuing operations                               2.1           22.8
  Income from discontinued operations, net of taxes             4.4           16.3
                                                           --------       --------
Net income                                                  $   6.5        $  39.1
                                                           ========       ========


Net income per common share:
Basic:
  Continuing operations                                     $  0.05        $  0.47
  Discontinued operations                                      0.09           0.34
                                                           --------       --------
Total net income                                            $  0.14        $  0.81
                                                           ========       ========

Diluted:
  Continuing operations                                     $  0.05        $  0.46
  Discontinued operations                                      0.09           0.34
                                                           --------       --------
Total net income                                            $  0.14        $  0.80
                                                           ========       ========

Dividends per common share                                  $  0.30        $  0.30
Average common shares outstanding:
  Basic                                                        45.9           48.6
  Diluted                                                      45.9           49.0



-----------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 Condensed Statements of Cash Flows (Unaudited)
                                  (In millions)

                                                                               Three Months
                                                                              Ended March 31,
                                                                         -------------------------
                                                                           1999             1998
                                                                         -------          --------
Operating activities
--------------------
Net income                                                               $   2.1          $  22.8
Adjustments to reconcile income from continuing operations to net cash and cash equivalents provided by operating activities
    Loss(earnings) of non-consolidated affiliates                            2.5             (2.0)
    Depreciation and amortization                                           18.6             19.2
    Deferred taxes                                                          (4.2)            (1.6)
    Change in:
        Receivables                                                         (6.5)            (2.7)
        Inventories                                                         (8.1)           (10.6)
        Other current assets                                                (0.3)             0.8
        Accounts payable and accrued liabilities                           (45.5)           (32.8)
        Income taxes payable                                                22.5             13.5
        Noncurrent liabilities                                              (3.1)             0.9
    Other operating activities                                               3.7             (2.7)
                                                                         -------          -------

Net cash and cash equivalents provided (used) by operating
activities from continuing operations                                      (18.3)             4.8
Discontinued operations:
  Net income                                                                 4.4             16.3
  Change in net assets                                                      (7.3)           (67.6)
                                                                         -------          -------

  Net operating activities                                                 (21.2)           (46.5)
                                                                         -------          -------


Investing activities
--------------------
Capital expenditures                                                        (8.3)            (7.9)
Purchases of short-term investments                                        (25.2)            (9.4)
Proceeds from sale of short-term investments                                10.4             16.5
Investments and advances-affiliated companies at equity                      2.4             (4.7)
Other investing activities                                                   1.1             (1.7)
                                                                         -------          -------

  Net investing activities                                                 (19.6)            (7.2)
                                                                         -------          -------

Financing activities
--------------------
Long-term debt repayments                                                   (0.4)               -
Short-term debt repayments                                                     -             (0.8)
Purchases of Olin common stock                                              (3.2)           (38.8)
Borrowings under line of credit assumed by Arch Chemicals, Inc.             75.0                -
Stock options exercised                                                        -              2.0
Dividends paid                                                             (13.8)           (14.7)
Other financing activities                                                    -              (0.5)
                                                                         -------          -------

  Net financing activities                                                  57.6            (52.8)
                                                                         -------          -------

  Net increase(decrease) in cash and cash equivalents                       16.8           (106.5)
Cash and cash equivalents, beginning of period                              50.2            156.8
                                                                         -------          -------

Cash and cash equivalents, end of period                                 $  67.0          $  50.3
                                                                         =======          =======


-----------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. Inventory consists of the following:

                                           March 31,      December 31,
                                              1999           1998
                                           ---------      ------------
Raw materials and supplies                  $120.6           $113.1
Work in process                               87.6            102.4
Finished goods                                58.9             46.5
                                            ------           ------
                                             267.1            262.0
LIFO reserve                                 (60.2)           (63.2)
                                            ------           ------
Inventory, net                              $206.9           $198.8
                                            ======           ======

   Inventories are valued principally by the dollar value last-in, first-out
   (LIFO) method of inventory accounting; in aggregate, such valuations are not in excess of market. Costs of other inventories have been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw material, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at March 31, 1999, reflect certain estimates relating to inventory quantities and costs at December 31, 1999.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

                                                       Three Months
                                                      Ended March 31,
                                                     -----------------
Basic Earnings Per Share                             1999         1998
------------------------                             ----        -----
Basic earnings:
Income from continuing operations                   $ 2.1        $22.8
Net income                                          $ 6.5        $39.1

Basic shares                                         45.9         48.6

Basic earnings per share:
Continuing operations                               $0.05       $ 0.47
Net income                                          $0.14       $ 0.81

                                                          Three Months
                                                         Ended March 31,
                                                        ----------------
                                                        1999        1998
                                                        ----        ----
Diluted Earnings Per Share
--------------------------
Diluted earnings:
Income from continuing operations                       $ 2.1       $22.8
Net income                                              $ 6.5       $39.1

Diluted shares:
Basic shares                                             45.9        48.6
Stock options                                               -          .4
                                                        ------      ------
Diluted shares                                           45.9        49.0
                                                        ======      ======

Diluted earnings per share:
Continuing operations                                  $ 0.05      $ 0.46
Net Income                                             $ 0.14      $ 0.80


4. The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million for the three months ended March 31, 1999 and 1998. Charges to income for investigatory and remedial efforts were material to operating results in 1998 and may be material to operating results in 1999. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $129 million at March 31, 1999 and December 31, 1998, of which $99 million was classified as other noncurrent liabilities.

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

5. In April 1998, the Board of Directors authorized an additional share repurchase program of up to 5 million shares of Olin common stock, from time to time, as conditions warrant. Since January 1997 the Company has repurchased 7,223,200 shares, of which 2,223,200 were under the April 1998 program.

6. Segment operating income is defined as earnings before interest, other income and income taxes and includes earnings (losses) of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.

                                                     Three Months
                                                    Ended March 31,
                                                    ---------------
                                                  1999          1998
                                                  ----          ----

Sales:
  Chlor Alkali Products                         $ 66.9         $ 96.1
  Metals                                         182.3          211.3
  Winchester                                      55.6           51.7
                                                ------         ------
Total sales                                     $304.8         $359.1
                                                ======         ======

Operating income(loss):
  Chlor Alkali Products                         $(12.8)        $ 21.7
  Metals                                          18.0           18.2
  Winchester                                       1.3           (1.7)
                                                ------         ------
Total operating income                          $  6.5         $ 38.2
                                                ======         ======

Operating income                                $  6.5         $ 38.2
  Interest expense                                 3.8            4.8
  Interest income                                  0.7            1.2
  Other income                                     0.1            0.3
                                                ------         ------
Income from continuing operations before taxes  $  3.5         $ 34.9
                                                ======         ======

7. As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                                        Three Months
                                                       Ended March 31,
                                                     -------------------
                                                     1999          1998
                                                     -----         -----
Net income                                           $ 6.5         $39.1
Other comprehensive income (loss):
   Cumulative translation adjustment                   1.1          (2.7)
                                                     -----         -----
Comprehensive income                                 $ 7.6         $36.4
                                                     =====         =====

8. On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. ("Arch Chemicals"). Under the terms of the Spin-Off, the Company distributed to its holders of common stock of record at the close of business on February 1, 1999, one Arch Chemicals common share for every two shares of Olin common stock. The results of operations have been restated to reflect Arch Chemicals as discontinued operations for all periods presented. The 1999 first quarter net income from discontinued operations includes one month of operating results while the comparable quarter in 1998 includes three months of operating results.

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
          and Results of Operations
          -------------------------

CONSOLIDATED RESULTS OF OPERATIONS

                                                    Three Months
                                                   Ended March 31,
                                                  ----------------
($ in millions, except per share data)            1999        1998
------------------------------------------------------------------
Sales                                           $304.8      $359.1
Gross Margin                                      41.9        71.7
Selling and Administration                        30.9        33.9
Interest Expense, net                              3.1         3.6
Income from Continuing Operations                  2.1        22.8
Net Income Per Common Share:                       6.5        39.1
  Basic
      Income from Continuing Operations         $ 0.05      $ 0.47
      Net Income                                $ 0.14      $ 0.81
  Diluted
     Income from Continuing Operations          $ 0.05      $ 0.46
      Net Income                                $ 0.14      $ 0.80
------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO 1998

Sales decreased 15% due to lower selling prices and metal values. The decrease in selling prices was primarily related to lower Electrochemical Unit ("ECU") prices in the Chlor Alkali Products segment. Also, sales were lower due to the shut down of the rod, wire and tube business at Indianapolis, IN in the fourth quarter of 1998 and the sale of the microelectronics packaging operation in Manteca, CA.

Gross margin percentage decreased from 20% in 1998 to 14% in 1999 primarily due to lower ECU prices.

Selling and Administration as a percentage of sales was 10% in 1999 up from 9% in 1998 due to the lower sales base in 1999 as a result of lower ECU prices. Selling and Administration was $3 million lower than in 1998 due to lower administrative expenses, primarily pension and management compensation expenses.

Interest expense, net of interest income, decreased from 1998 due to lower interest expense as a result of the repayment in May of 1998 of $38 million of 7.97% notes offset in part by lower interest income in 1999 due to lower average cash, cash equivalent and short-term investment balances.

The decrease in operating results from the non-consolidated affiliates was due primarily to the operating loss from the Sunbelt joint venture, which was negatively impacted by the lower ECU pricing.

The effective tax rate increased to 40.0% from 34.7% due to higher non-deductible expenses related to company-owned life insurance programs.

SEGMENT OPERATING RESULTS

Segment operating results are defined as earnings (losses) before interest, other income and income taxes and include earnings (losses) of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses.

CHLOR ALKALI PRODUCTS             Three Months
                                 Ended March 31,
                                -----------------
($ in millions)                 1999         1998
-------------------------------------------------
Sales                            $ 66.9    $96.1
Operating (Loss) Income           (12.8)    21.7

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO 1998

Sales and operating results were lower than 1998 primarily due to lower pricing. Average ECU prices in the first quarter of 1999 were approximately $230, compared to $370 in the first quarter of 1998. Lingering effects of the Asian situation and new chlor-alkali industry capacity additions have caused an oversupply of chlorine and caustic, thereby exerting downward pressure on pricing. The Company expects these influences to continue for several more quarters.

METALS                           Three Months
                                Ended March 31,
                               -----------------
($ in millions)                1999         1998
------------------------------------------------
Sales                          $182.3     $211.3
Operating Income                 18.0       18.2

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO 1998

Sales decreased 14% due primarily to lower metal values. Lower sales due to the shut down of the rod, wire and tube business at Indianapolis, IN in the fourth quarter of 1998 and the sale of the Company's microelectronic packaging operation at Manteca, CA, also contributed to the sales decline. Lower demand from the distribution market adversely impacted the sales performance at A.J. Oster Company and was the primary reason for the slight decline in segment operating income. The year-over-year comparisons are expected to improve over the balance of the year primarily due to the benefits of the shut down of the unprofitable rod, wire and tube business.

WINCHESTER                      Three Months
                               Ended March 31,
                              -----------------
($ in millions)               1999         1998
-----------------------------------------------
Sales                         $55.6       $51.7
Operating Income (Loss)         1.3        (1.7)

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO 1998

Sales in 1999 were 8% higher than 1998 due to higher volumes in the commercial markets, particularly in the retail and mass merchant channels offset in part by lower selling prices in some product lines. Higher demand for centerfire rifle and pistol products was driven by new product introductions and competitive pricing. Operating income improved significantly from

1998 due to higher sales and lower manufacturing and commodity costs. In Australia, profits were higher due in part to lower operating expenses.

Winchester is the operator of the U.S. Army's Lake City small caliber ammunition plant in Independence, MO. The current five-year contract expires at the end of this year. The Company is one of several bidders for a new ten-year, fixed price contract, which the government expects to award during the third quarter of 1999.

1999 OUTLOOK

Lingering effects of the Asian situation and new Chlor-Alkali industry capacity additions have significantly impacted the Company's Chlor-Alkali Products business. The Company expects these influences to continue for several more quarters, resulting in quarterly earnings per share in the 5 to 10 cent range, if the Company's ECU prices continue at current levels.

DISCONTINUED OPERATIONS

On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. ("Arch Chemicals") (the "Spin-Off"). Under the terms of the Spin-Off, the Company distributed to its holders of common stock of record at the close of business on February 1, 1999, one Arch Chemicals common share for every two shares of Olin common stock. The 1999 first quarter net income includes one month of operating results of the specialty chemicals businesses while the comparable quarter in 1998 includes three months of operating results.

ENVIRONMENTAL MATTERS

In the three months ended March 31, 1999 and 1998, the Company spent approximately $4 million for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1999 is estimated to be $30 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $4 million for the three months ended March 31, 1999 and 1998. Charges to income for investigatory and remedial efforts were material to operating results in 1998 and may be material to net income in 1999 and future years.

The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $129 million at March 31, 1999 and December 31, 1998, of which $99 million was classified as other noncurrent liabilities. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $50 to $60 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA
                                                     Three Months
                                                    Ended March 31,
                                                   -----------------
Provided By (Used For)($ in millions)              1999         1998
--------------------------------------------------------------------
Net Cash and Cash Equivalents
 Provided by (Used for) Operating
 Activities from Continuing Operations             $(18.3)    $  4.8
Net Operating Activities                            (21.2)     (46.5)
Capital Expenditures                                 (8.3)      (7.9)
Net Investing Activities                            (19.6)      (7.2)
Purchases of Olin Common Stock                       (3.2)     (38.8)
Net Financing Activities                             57.6      (52.8)

In 1999, income from continuing operations exclusive of non-cash charges, borrowings under a line of credit assumed by Arch Chemicals and cash and cash equivalents on hand were used to finance the Company's working capital requirements, capital and investment projects, dividends and the purchase of the Company's common stock.

OPERATING ACTIVITIES

In 1999, the decrease in cash flow from operating activities of continuing operations was primarily attributable to lower operating income and a higher investment in working capital. In the first quarter of 1999 the Company made certain cash expenditures which were accrued at December 31, 1998, related to the Spin-Off of Arch Chemicals, primarily legal and investment banking fees.

CAPITAL EXPENDITURES

Capital spending of $8.3 million in 1999 was $.4 million higher than 1998. For the total year, capital spending is expected to be in the $80 million range and should approximate annual depreciation expense.

FINANCING ACTIVITIES

At March 31, 1999, the Company has available a $165 million line of credit under an unsecured revolving credit agreement with a group of banks. As a result of the Spin-Off in February of 1999, the Company amended its revolving credit agreement reducing the aggregate commitments from $250 million to $165 million. The Company may select various floating rate borrowing options. The Company believes that the credit facility is adequate to satisfy its liquidity needs for the foreseeable future. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest.

During 1999, the Company used $3.2 million to repurchase 300,000 shares of the Company's common stock, bringing the cumulative total shares repurchased to 7,223,200 since January 1997.

Prior to the Spin-Off in February, 1999, the Company borrowed $75 million under a credit facility which liability was assumed by Arch Chemicals. The Company has used a portion of and intends to use the balance of these funds for general corporate purposes, which may include share repurchases and future acquisitions.

The percent of total debt to total capitalization increased to 40% at March 31, 1999, from 29% at year-end 1998 and 24% at March 31, 1998. Contributing to the increase in 1999 was the reduction to equity resulting from the Spin-Off.

The Company paid a first quarter 1999 dividend of $0.30 per share on March 10, 1999 to shareholders of record on January 19, 1999. As announced previously, following the Spin-Off, the Company's annual dividend is expected to be $0.80 per share. In April 1999, the Company's Board of Directors declared a quarterly dividend of $.20 per share on its common stock, and the Board of Directors of Arch Chemicals, Inc. declared a dividend of $.10 per equivalent Olin share ($.20 per Arch Chemicals, Inc. share). Accordingly, those stockholders who retained their Olin and Arch Chemicals stock, will receive, in the aggregate, the same total quarterly dividend of $.30 as before the Spin-Off. The Board of Directors of either company, however, could change the dividend rate on the shares of their respective companies at any time in the future.


NEW ACCOUNTING STANDARDS

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

Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Adoption of these statements did not have a material effect on the Company's results of operations or financial position.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Company does not expect the conversion to the Euro to have a material impact on its business, operations, or financial position.

YEAR 2000 COMPUTER SYSTEMS

The Company views the impact of the Year 2000 as a critical business issue. It manages the process by having each business segment identify its own Year 2000 issues and develop appropriate corrective action steps, while instituting a series of management processes that coordinate and manage the process across business segment boundaries and the corporate center. The process includes corporate oversight and provides for consistent attention to progress made against planned activities and a forum for issue resolution at the business segment and corporate levels with periodic assessments made by independent parties which are reported to the Board. As a result of the Spin-Off of Arch Chemicals, the Company entered into an Information Technology Services Agreement with Arch Chemicals stipulating that Arch Chemicals will provide various information technology related services including maintenance of the centralized computer center and the wide area network as well as provide services in support of the Company's Year 2000 initiative.

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

In the manufacturing area, plant level employees and independent assessments were used to identify places where embedded systems exist and categorize them by the potential impact to the business. Six items, which have the potential for causing process shut downs or unsafe conditions, remain to be remediated or replaced. The plan, which takes maximum advantage of "planned outages" in order to minimize the impact on operations, targets completion by June 1999.

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

Plans for a worst case scenario in the unlikely event of a major failure due to a Year 2000 problem which causes significant disruptions to business operations have been formulated. In the area of business systems, management believes that the Company, with most of its operating units already migrated to Year 2000 compliant solutions, has already significantly reduced its potential risk. As added protection, software migration plans to new releases of SAP and Peoplesoft, which are planned in 1999, include Year 2000 testing scenarios. The Company will continue to monitor progress in the system testing of the converted legacy systems and will redirect existing resources and/or utilize outside assistance in the event of slippage against plans.

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

The Company does not expect Year 2000 initiative costs to exceed $5 million inclusive of the cost for deploying SAP and Peoplesoft and related infrastructure during 1999.

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

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: The information contained in the 1999 Outlook section (and subsections thereof), the Environmental Matters section, the Liquidity, Investment Activity and Other Financial Data section, and the Environmental and Commitments and Contingencies notes to the Consolidated Financial Statements contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the Company and its respective divisions operate. Words such as "anticipates," "expects," "believes," "should," "plans," "will," "forecasts," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: general economic and business and market conditions; lack of moderate growth in the U.S. economy or even a slight recession in 1999; worsening business conditions as a result of the Asian and Latin American financial turmoil; competitive pricing pressures; declines in Chlor Alkali's ECU prices below current levels; Chlor Alkali operating rates below the current levels; higher-than-expected raw material costs; a downturn in many of the markets the Company serves such as electronics, automotive, ammunition and housing; the supply/demand balance for the Company's products, including the impact of excess industry capacity; efficacy of new technologies; changes in U.S. laws and regulations; failure to achieve targeted cost reduction programs; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in the normal course of its business operations due to its operations in different foreign currencies, its purchases of certain commodities and its ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. The Company has established policies and procedures governing its management of market risks and the uses of financial instruments to manage exposure to such risks.

The primary purpose of the Company's foreign currency hedging activities is to manage currency risks resulting from purchase and sale commitments in foreign currencies (principally Australian dollar and Canadian dollar) and relating to particular anticipated purchases and sales expected to be denominated in those same foreign currencies. Foreign currency hedging activity is not material to the Company's consolidated financial position, results of operations or cash flow.

Certain materials, namely copper, lead and zinc, used primarily in the Company's Metals and Winchester segments' products are subject to price volatility. Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of March 31, 1999, the Company maintained open positions on futures contracts totalling $45 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, the Company would experience a $4.5 million increase in its cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity is not material to the Company's consolidated financial position, results of operations or cash flow. The financing activities of the Company are comprised primarily of long-term fixed-rate debt utilized to fund business operations and to maintain liquidity. As of March 31, 1999, the Company had long-term borrowings of $231 million outstanding at varying fixed rates. The Company has interest rate swaps to hedge underlying debt obligations. Interest rate swap activity is not material to the Company's consolidated financial position, results of operations or cash flow.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on the Company's cash flow may be materially different than that disclosed above.

The Company does not enter into any derivative financial instruments for trading purposes.

                          Part II - Other Information

Item 1.  Legal Proceedings.
         -----------------

                Not Applicable.


Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

                Not Applicable.


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

                Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                Not Applicable.


Item 5.  Defaults Upon Senior Securities.
         -------------------------------

                Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)    Exhibits
                --------

                 3(b)  Bylaws of Olin as amended effective April 29, 1999.

                10(d) Olin Senior Executive Pension Plan, as Restated as of February 8, 1999.

                10(e) Olin Supplemental Contributing Employee Ownership Plan, effective January 1, 1990 as Amended and Restated as of February 8, 1999.

                10(s) Olin Supplementary and Deferral Benefit Pension Plan, as Restated as of February 8, 1999.

                12.    Computation of Ratio of Earnings to Fixed Charges
                       (Unaudited).

                27.   Financial Data Schedule.


         (b)    Reports on Form 8-K
                -------------------

                Form 8-K filed February 23, 1999 with respect to a disposition of assets (the spin-off of its specialty chemicals business to existing shareholders).


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OLIN CORPORATION
                                    (Registrant)

                                By: /s/ A. W. Ruggiero
                                    ------------------------------------
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Authorized Officer)


Date: May 17, 1999


                                EXHIBIT INDEX

Exhibit
  No.    Description
-------  -----------

 3(b)    Bylaws of Olin as amended effective April 29, 1999.

10(d)    Olin Senior Executive Pension Plan, as Restated as of February 8, 1999.

        10(e) Olin Supplemental Contributing Employee Ownership Plan, effective January 1, 1990 as Amended and Restated as of February 8, 1999.

        10(s) Olin Supplementary and Deferral Benefit Pension Plan, as Restated as of February 8, 1999.

        12.      Computation of Ratio of Earnings to Fixed Charges (Unaudited).

        27.      Financial Data Schedule.