Form 10-Q
period 1999-06-30
OLIN CORP
filed 1999-08-13
CIK 74303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1999
                                ------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For the transition period from                       to
                               --------------------------------------------


Commission file number                             1-1070
                             ----------------------------------------------



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


---------------------------------------------------------------------------
(Former name, address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes         X          No
     --------------         --------------


As of July 31, 1999, there were outstanding 45,248,494 shares of the registrant's common stock.


Part I - Financial Information
  Item 1.  Financial Statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                Condensed Balance Sheets
                            (In millions, except per share amounts)

                                                                              Unaudited
                                                                               June 30,             December 31,
                                                                                1999                    1998
                                                                                ----                    ----
ASSETS
------
Cash and cash equivalents                                                    $   53.6                $   50.2
Short-term investments                                                           39.1                    25.5
Accounts receivable, net                                                        200.3                   192.0
Inventories                                                                     208.8                   198.8
Income taxes receivable                                                           3.2                    33.2
Other current assets                                                             18.1                    18.1
                                                                             --------                --------
  Total current assets                                                          523.1                   517.8
Investments and advances - affiliated companies at equity                         6.2                    11.9
Property, plant and equipment
 (less accumulated depreciation
  of $1,123.1 and $1,074.7)                                                     462.7                   475.0
Other assets                                                                     63.4                    67.8
Net assets of discontinued operations                                            -                      504.5
                                                                             --------                --------

Total assets                                                                 $1,055.4                $1,577.0
                                                                             ========                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                                             $    1.0                $    1.0
Accounts payable                                                                100.7                   118.1
Income taxes payable                                                              5.8                     5.1
Accrued liabilities                                                             157.1                   168.1
                                                                             --------                --------
  Total current liabilities                                                     264.6                   292.3
Long-term debt                                                                  229.8                   230.2
Other liabilities                                                               227.7                   264.3
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares
      Issued 45.3 shares (45.9 in 1998)                                          45.3                    45.9
  Additional paid-in capital                                                    236.0                   242.8
  Accumulated other comprehensive loss                                           (9.7)                  (24.8)
  Retained earnings                                                              61.7                   526.3
                                                                             --------                --------
  Total shareholders' equity                                                    333.3                   790.2
                                                                             --------                --------
Total liabilities and
 shareholders' equity                                                        $1,055.4                $1,577.0
                                                                             ========                ========

___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  Condensed Statements of Income (Unaudited)
                    (In millions, except per share data)


                                                                          Three Months                        Six Months
                                                                         Ended June 30,                     Ended June 30,
                                                                         --------------                     --------------
                                                                      1999           1998                1999           1998
                                                                      ----           ----                ----           ----
Sales                                                              $314.8          $348.2             $619.6          $707.3
Cost of goods sold                                                  271.3           283.9              534.2           572.1
Selling and administration                                           31.6            31.5               62.5            64.6
Research and development                                              2.1             3.1                4.1             4.7
Earnings(loss) of non-consolidated affiliates                        (3.4)            1.3               (5.9)            3.3
Interest expense                                                      4.1             4.7                7.9             9.5
Interest income                                                       0.9             0.2                1.6             1.4
Other income                                                          0.6             0.6                0.7             0.9
                                                                  -------         -------            -------         -------
  Income from continuing operations before taxes                      3.8            27.1                7.3            62.0
Income taxes                                                          1.5             9.6                2.9            21.7
                                                                  -------         -------            -------         -------
Income from continuing operations                                     2.3            17.5                4.4            40.3
  Income from discontinued operations, net of taxes                   -              21.1                4.4            37.4
                                                                  -------         -------            -------         -------
Net income                                                          $ 2.3          $ 38.6              $ 8.8          $ 77.7
                                                                  =======         =======            =======         =======

Net income per common share:
Basic:
  Continuing operations                                            $ 0.05          $ 0.37             $ 0.10          $ 0.84
  Discontinued operations                                            -               0.44               0.09            0.77
                                                                  -------         -------            -------         -------
Total net income                                                   $ 0.05          $ 0.81             $ 0.19          $ 1.61
                                                                  =======         =======            =======         =======
Diluted:
  Continuing operations                                            $ 0.05          $ 0.37             $ 0.10          $ 0.83
  Discontinued operations                                            -               0.43               0.09            0.77
                                                                  -------         -------            -------         -------
Total net income                                                   $ 0.05          $ 0.80             $ 0.19          $ 1.60
                                                                  =======         =======            =======         =======

Dividends per common share                                         $ 0.20          $ 0.30             $ 0.50          $ 0.60
Average common shares outstanding:
  Basic                                                              45.5            47.9               45.7            48.3
  Diluted                                                            45.5            48.3               45.7            48.7


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


                                           OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                           Condensed Statements of Cash Flows (Unaudited)
                                                           (In millions)



                                                                                        Six Months
                                                                                      Ended June 30,
                                                                                      --------------
                                                                                  1999               1998
                                                                                  ----               ----
Operating activities
--------------------
Income from continuing operations                                                  $ 4.4            $ 40.3
Adjustments to reconcile income from continuing operations to net cash and cash equivalents provided by operating activities
    Loss(earnings) of non-consolidated affiliates                                    5.9              (3.3)
    Depreciation and amortization                                                   38.1              38.9
    Deferred taxes                                                                  (4.2)              2.8
    Change in:
        Receivables                                                                 (8.3)             (3.5)
        Inventories                                                                (10.0)            (21.1)
        Other current assets                                                        (1.2)              1.6
        Accounts payable and accrued liabilities                                   (39.1)            (43.1)
        Income taxes payable                                                        17.6               2.9
        Noncurrent liabilities                                                      (7.3)             (8.2)
    Other operating activities                                                       4.0             (12.3)
                                                                                --------          --------

Net cash and cash equivalents used by operating
  activities from continuing operations                                             (0.1)             (5.0)
Discontinued operations:
  Net income                                                                         4.4              37.4
  Change in net assets                                                              (7.3)            (44.2)
                                                                                --------          --------

  Net operating activities                                                          (3.0)            (11.8)
                                                                                --------          --------

Investing activities
--------------------
Capital expenditures                                                               (24.5)            (22.2)
Purchases of short-term investments                                                (27.9)             (9.4)
Proceeds from sale of short-term investments                                        14.3              17.5
Investments and advances-affiliated companies at equity                             (0.2)             (1.5)
Other investing activities                                                           1.6              (2.5)
                                                                                --------          --------

  Net investing activities                                                         (36.7)            (18.1)
                                                                                --------          --------

Financing activities
--------------------
Long-term debt repayments                                                           (0.4)            (37.5)
Short-term debt repayments                                                           -                (0.9)
Purchases of Olin common stock                                                      (8.6)            (59.3)
Borrowings under line of credit assumed by Arch Chemicals, Inc.                     75.0               -
Stock options exercised                                                              -                 2.5
Dividends paid                                                                     (22.9)            (29.0)
                                                                                --------          ---------
  Net financing activities                                                          43.1            (124.2)

                                                                                --------          --------

  Net increase(decrease) in cash and cash equivalents                                3.4            (154.1)
Cash and cash equivalents, beginning of period                                      50.2             156.8
                                                                                --------          --------

Cash and cash equivalents, end of period                                          $ 53.6             $ 2.7
                                                                                ========          ========


___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
              (Tabular amounts in millions, except per share data)

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

2.   Inventory consists of the following:




                                           June 30,           December 31,
                                            1999                  1998
                                            ----                  ----

Raw materials and supplies                $  122.1             $  113.1
Work in process                               81.8                102.4
Finished goods                                67.7                 46.5
                                          --------             --------
                                             271.6                262.0

LIFO reserve                                 (62.8)               (63.2)
                                          --------             --------
Inventory, net                            $  208.8             $  198.8
                                          ========             ========

    Inventories are valued principally by the dollar value last-in, first-out
    (LIFO) method of inventory accounting; in aggregate, such valuations are not in excess of market. Costs of other inventories have been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw material, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at June 30, 1999, reflect certain estimates relating to inventory quantities and costs at December 31, 1999.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.




                                        Three Months           Six Months
                                       Ended June 30,        Ended June 30,
                                       --------------        --------------
Basic Earnings Per Share               1999     1998         1999     1998
------------------------               ----     ----         ----     ----
Basic earnings:
Income from continuing operations     $  2.3   $ 17.5       $  4.4   $ 40.3
Net income                            $  2.3   $ 38.6       $  8.8   $ 77.7

Basic shares                            45.5     47.9         45.7     48.3

Basic earnings per share:
Continuing operations                 $  0.05  $  0.37      $  0.10  $  0.84
Net income                            $  0.05  $  0.81      $  0.19  $  1.61

                                         Three Months           Six Months
                                        Ended June 30,        Ended June 30,
                                        --------------        --------------
Diluted Earnings Per Share              1999     1998         1999     1998
--------------------------              ----     ----         ----     ----

Diluted earnings:
Income from continuing operations      $ 2.3    $17.5        $ 4.4    $40.3
Net income                             $ 2.3    $38.6        $ 8.8    $77.7

Diluted shares:
Basic shares                            45.5     47.9         45.7     48.3
Stock options                           ---       0.4         ---       0.4
Diluted shares                         -----    -----        -----    -----
                                        45.5     48.3         45.7     48.7
                                       =====    =====        =====    =====

Diluted earnings per share:
Continuing operations                  $ 0.05   $ 0.37       $ 0.10   $ 0.83
Net income                             $ 0.05   $ 0.80       $ 0.19   $ 1.60



4. The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million and $8 million for the three-month and six-month periods ended June 30, 1999 and 1998, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1998 and may be material to operating results in 1999. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $130 million at June 30, 1999 and $129 million at December 31, 1998, of which $105 million and $99 million were classified as other noncurrent liabilities, respectively.

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



5. In April 1998, the Board of Directors authorized an additional share repurchase program of up to 5 million shares of Olin common stock, from time to time, as conditions warrant. Since January 1997 the Company has repurchased 7,647,300 shares, of which 2,647,300 were under the April 1998 program. During the first half of 1999, the Company repurchased 724,100 shares for $8.6 million.

6. Segment operating income is defined as earnings before interest income, interest expense, other income and income taxes and includes earnings (losses) of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.




                                            Three Months         Six Months
                                            Ended June 30,     Ended June 30,
                                            --------------     ---------------
Sales                                       1999      1998      1999      1998
                                            ----      ----      ----      ----
   Chlor Alkali Products                   $ 62.6    $ 94.6    $129.5    $190.7
   Metals                                   190.9     196.4     373.2     407.7
   Winchester                                61.3      57.2     116.9     108.9
                                           ------    ------    ------    ------
Total Sales                                $314.8    $348.2    $619.6    $707.3
                                           ======    ======    ======    ======


Operating income (loss):
   Chlor Alkali Products                   $(19.7)   $ 14.2    $(32.5)   $ 35.9
   Metals                                    21.7      14.1      39.7      32.3
   Winchester                                 4.4       2.7       5.7       1.0
                                           ------    ------    ------    ------
Total operating income                     $  6.4    $ 31.0    $ 12.9    $ 69.2
                                           ======    ======    ======    ======

Operating income                           $  6.4    $ 31.0    $ 12.9    $ 69.2
   Interest expense                           4.1       4.7       7.9       9.5
   Interest income                            0.9       0.2       1.6       1.4
   Other income                               0.6       0.6       0.7       0.9
                                           ------    ------    ------    ------
Income from continuing operations
 before taxes                              $  3.8    $ 27.1    $  7.3    $ 62.0
                                           ======    ======    ======    ======


7. As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income for the three-month and six-month periods ended June 30, 1999 and 1998 are as follows:


                                              Three Months      Six Months
                                             Ended June 30,   Ended June 30,
                                             --------------   --------------
                                              1999   1998      1999   1998
                                              ----   ----      ----   ----

       Net income                            $ 2.3  $ 38.6    $ 8.8  $ 77.7
       Other comprehensive income (loss):
        Cumulative translation adjustment      0.5    (0.6)     1.6    (3.3)
                                             -----  ------    -----  ------
       Comprehensive income                  $ 2.8  $ 38.0    $10.4  $ 74.4
                                             =====  ======    =====  ======


8. On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. ("Arch Chemicals"). Under the terms of the Spin-Off, the Company distributed to its holders of common stock of record at the close of business on February 1, 1999, one Arch Chemicals common share for every two shares of Olin common stock. The results of operations have been restated to reflect Arch Chemicals as discontinued operations for all periods presented. For the first half of 1999, net income from discontinued operations includes one month of operating results while the comparable six-month period in 1998 includes six months of operating results.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

CONSOLIDATED RESULTS OF OPERATIONS

                                            Three Months         Six Months
                                           Ended June 30,       Ended June 30,
                                           --------------       -----------------
($ in millions, except per share data)     1999    1998         1999        1998
---------------------------------------------------------------------------------
Sales                                     $314.8  $348.2        $619.6     $707.3
Gross Margin                                43.5    64.3          85.4      135.2
Selling and Administration                  31.6    31.5          62.5       64.6
Interest Expense, net                        3.2     4.5           6.3        8.1
Income from Continuing Operations            2.3    17.5           4.4       40.3
Net Income                                   2.3    38.6           8.8       77.7
Net Income Per Common Share:
Diluted
  Continuing Operations                   $ 0.05  $ 0.37        $ 0.10     $ 0.83
  Net Income                              $ 0.05  $ 0.80        $ 0.19     $ 1.60


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

Sales decreased 10% due to lower selling prices and metal values, which were partially offset by increased volumes. The decrease in selling prices was primarily related to lower Electrochemical Unit ("ECU") prices in the Chlor Alkali Products segment. Also, sales were lower due to the shutdown of the rod, wire and tube business at Indianapolis, IN, in the fourth quarter of 1998.
Sales volumes were higher across all segments.

Gross margin percentage decreased from 18% in 1998 to 14% in 1999 primarily due to lower ECU prices.

Selling and Administration as a percentage of sales was 10% in 1999 up from 9% in 1998 due to the lower sales base in 1999 as a result of the factors noted above.

The decrease in operating results from the non-consolidated affiliates was due primarily to the operating loss from the Sunbelt joint venture, which was negatively impacted by the lower ECU pricing.

Interest expense, net of interest income, decreased from 1998 due to lower interest expense as a result of the repayment in May of 1998 of $38 million of 7.97% notes and higher interest income in 1999 due to higher average cash, cash equivalent and short-term investment balances.

The effective tax rate increased to 40.0% from 35.1% due to higher non-deductible expenses related to company-owned life insurance programs.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

Sales decreased 12% due to lower ECU prices and metal values, the shutdown of the rod, wire and tube business and the sale of the microelectronics packaging operation in Manteca, CA, offset in part by higher strip and commercial ammunition volumes.

Gross margin percentage decreased from 19% in 1998 to 14% in 1999 primarily due to lower ECU prices.

Selling and Administration as a percentage of sales was 10% in 1999 up from 9% in 1998 due to the lower sales base in 1999 due to the factors noted above. Selling and Administration was $2.1 million lower than in 1998 due to lower administrative expenses, primarily pension and management incentive compensation expenses.

The decrease in operating results from the non-consolidated affiliates was due primarily to the operating loss from the Sunbelt joint venture, which was negatively impacted by the lower ECU pricing.

Interest expense, net of interest income, decreased from 1998 due to lower interest expense as a result of the repayment of the $38 million of 7.97% notes in May 1998 and slightly higher interest income in 1999 due to higher average cash, cash equivalent and short-term investment balances.

The effective tax rate increased to 40.0% from 34.7% due to higher non-deductible expenses related to company-owned life insurance programs.

SEGMENT OPERATING RESULTS

Segment operating results are defined as earnings (losses) before interest income, interest expense, other income and income taxes and include earnings (losses) of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses.



CHLOR ALKALI PRODUCTS               Three Months               Six Months
                                   Ended June 30,            Ended June 30,
                                   --------------            --------------
($ in millions)                    1999      1998            1999      1998
----------------------------------------------------------------------------
Sales                              $ 62.6    $94.6          $129.5    $190.7
Operating (Loss) Income             (19.7)    14.2           (32.5)     35.9


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

Sales and operating results were lower than 1998 primarily due to lower ECU pricing, offset in part by higher volumes and cost reduction initiatives. The economic slowdown in Asia and Latin America and new chlor-alkali industry capacity additions have caused an oversupply of chlorine and caustic, thereby exerting downward pressure on pricing. Average ECU prices in the second quarter of 1999 were approximately $210, compared to $360 in the second quarter of 1998. In addition to the lower pricing, the equity losses in 1999 (compared to profits in 1998) from the

Sunbelt joint venture due to the decline in ECU prices, contributed to the decline in operating results.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

Sales and operating results were lower than 1998 primarily due to lower ECU pricing, offset in part by higher volumes and cost reduction initiatives. Average ECU prices for the first half of 1999 were approximately $220, compared
to $360 in the first half of 1998.   The factors mentioned above, which impacted
the 1999 second quarter's operating results, were also responsible for adversely impacting the 1999 year-to-date operating results. The Company believes that ECU prices over the balance of the year will improve slightly over second quarter levels; however, this will be offset by the normal increase in electricity costs in the summer.



METALS                           Three Months     Six Months
                                Ended June 30,   Ended June 30,
                                --------------   --------------
($ in millions)                  1999    1998    1999    1998
---------------------------------------------------------------
Sales                          $190.9   $196.4  $373.2  $407.7
Operating Income                 21.7     14.1    39.7    32.3


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

Sales decreased 3% due to lower metal values and the shutdown of the rod, wire and tube business at Indianapolis, IN in the fourth quarter of 1998, offset in part by increased volumes from brass strip operations and the A.J. Oster Company. Also, sales to the coinage and ammunition markets were ahead of last year. Strong demand from the automotive, housing and ammunition markets resulted in higher brass strip volumes, while increased demand from the distribution market improved A.J. Oster's performance. Operating income improved from 1998 due to higher volumes, cost reductions and the successful shutdown of the unprofitable rod, wire and tube business.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

Sales decreased 8% due primarily to lower metal values and the shutdown of the rod, wire and tube business. The lower demand in the distribution markets that adversely impacted A.J. Oster's sales in the first quarter had rebounded in the second quarter with A.J. Oster posting record shipments in the month of June. This resulted in slightly higher overall volumes in 1999. Operating income improved due to the shutdown of the unprofitable rod, wire and tube business, favorable sales mix, and lower administrative and operating expenses.




WINCHESTER                       Three Months    Six Months
                                Ended June 30,  Ended June 30,
                                --------------  --------------
($ in millions)                   1999    1998   1999    1998
--------------------------------------------------------------
Sales                             $61.3  $57.2  $116.9  $108.9
Operating Income                    4.4    2.7     5.7     1.0

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

Sales in 1999 were 7% higher than 1998 due to higher volumes of commercial ammunition, which more than offset lower selling prices in some product lines and a decline in military sales. Operating income improved significantly from 1998 due to higher sales volumes and lower commodity costs.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

Sales in 1999 were 7% higher than 1998 due to higher commercial ammunition volumes partially offset by lower military sales. Operating income improved significantly from 1998 due to higher sales volumes, manufacturing cost reductions and lower commodity costs.

Winchester is the operator of the U.S. Army's Lake City small caliber ammunition plant in Independence, MO. The current five-year contract expires at the end of this year and represents approximately $5 million in annual pretax profits. The Company was one of several bidders for a new ten-year, fixed price contract to commence at the end of the existing contract with Olin. On July 30, 1999, the Department of the Army awarded this contract to a competitor. Olin has filed a protest to this award which should be resolved during the fourth quarter of 1999.

1999 OUTLOOK

Lingering effects of the economic difficulties in Asia and Latin America and new Chlor-Alkali industry capacity additions have significantly impacted the Company's Chlor-Alkali Products business. The Company expects these influences to continue for several more quarters, resulting in quarterly earnings per share in the 5 cent range, assuming the Company's ECU prices improve slightly over second-quarter levels.

DISCONTINUED OPERATIONS

On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. ("Arch Chemicals") (the "Spin-Off"). Under the terms of the Spin-Off, the Company distributed to its holders of common stock of record at the close of business on February 1, 1999, one Arch Chemicals common share for every two shares of Olin common stock. For the first half of 1999, net income includes one month of operating results of the specialty chemicals business while the comparable six-month period in 1998 includes six months of operating results.

ENVIRONMENTAL MATTERS

In the six months ended June 30, 1999 and 1998, the Company spent approximately $7 million and $9 million, respectively, for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1999 is estimated to be $25 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $8 million for the six months ended June 30, 1999 and 1998. Charges to income for investigatory and remedial efforts were material to operating results in 1998 and may be material to net income in 1999 and future years.

The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $130 million at June 30, 1999 and $129 million at December 31, 1998, of which $105 million and $99 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA



CASH FLOW DATA

                                           Six Months
                                          Ended June 30,
                                          --------------
Provided By (Used For) ($ in millions)     1999      1998
----------------------------------------------------------
Net Cash and Cash Equivalents
 Used for Operating Activities
 from Continuing Operations               $ (0.1)  $  (5.0)
Net Operating Activities                    (3.0)    (11.8)
Capital Expenditures                       (24.5)    (22.2)
Net Investing Activities                   (36.7)    (18.1)
Purchases of Olin Common Stock              (8.6)    (59.3)
Net Financing Activities                    43.1    (124.2)

In 1999, income from continuing operations exclusive of non-cash charges, borrowings under a line of credit assumed by Arch Chemicals and cash and cash equivalents on hand were used to finance the Company's working capital requirements, capital and investment projects, dividends and the purchase of the Company's common stock.

OPERATING ACTIVITIES

In 1999, the decrease in cash used by operating activities of continuing operations was primarily attributable to a lower investment in working capital (including an income tax refund), offset in part by lower operating income. Metals' inventory levels were unusually low at June 30, 1999 due to lower metal prices and higher levels of customer-owned inventory. This lower spending level for working capital in the first half of 1999 included certain cash expenditures which were accrued at December 31, 1998 and related to the Spin-Off of Arch Chemicals, primarily legal and investment banking fees.

CAPITAL EXPENDITURES

Capital spending of $24.5 million in 1999 was $2.3 million higher than 1998. For the total year, capital spending is expected to be in the $75 million range and should approximate annual depreciation expense.

FINANCING ACTIVITIES

At June 30, 1999, the Company has available a $165 million line of credit under an unsecured revolving credit agreement with a group of banks. As a result of the Spin-Off in February of 1999, the Company amended its revolving credit agreement reducing the aggregate commitments from $250 million to $165 million. The Company may select various floating rate borrowing options. The Company believes that the credit facility is adequate to satisfy its liquidity needs for the foreseeable future. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest.

During 1999, the Company used $8.6 million to repurchase 724,100 shares of the Company's common stock, bringing the cumulative total shares repurchased to 7,647,300 since January 1997.

Prior to the Spin-Off in February, 1999, the Company borrowed $75 million under a credit facility which liability was assumed by Arch Chemicals. The Company has used a portion of and intends to use the balance of these funds for general corporate purposes, which may include share repurchases and future acquisitions.

The percent of total debt to total capitalization increased to 41% at June 30, 1999, from 29% at year-end 1998 and 21% at June 30, 1998, primarily due to the reduction to equity resulting from the Spin-Off.

In 1999, the Company paid first and second quarter dividends of $0.30 and $0.20 per share, respectively. As announced previously, following the Spin-Off, the Company's quarterly dividend is expected to be $0.20 per share. In July 1999, the Company's Board of Directors declared a quarterly dividend of $.20 per share on its common stock, which is payable on September 10, 1999, to shareholders of record on August 10, 1999.

NEW ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB has postponed the implementation date of this statement, which will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Adoption of these statements did not have a material effect on the Company's results of operations or financial position.

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

In the business systems area, the Company has positioned itself very favorably with respect to software and equipment that is Year 2000 compliant. In 1994, the Company began implementing a Year 2000 compliant client-server system, Peoplesoft, to address payroll and human resource needs and it presently uses such system in all businesses. In 1993, the Company began implementing for all domestic businesses, except the Metals segment, a client-server system, SAP, for core business requirements as a vehicle to obtain certain improvements in the business processes. With the exception of the Metals segment, SAP is currently utilized in a majority of its domestic businesses. Since SAP was also a certified Year 2000 compliant solution, migration plans were adjusted to take advantage of the business benefit while eliminating the cost of remediating old legacy system code. Deployment has been aggressive with most domestic functions and locations (except Metals) transferred to SAP. In the few instances where SAP was not utilized, replacement systems were implemented in the first half of 1999. Offshore processing systems will continue using existing systems. All systems have been examined; and those requiring Year 2000 upgrades were substantially completed by the end of the second quarter of 1999.

The Metals segment is addressing the Year 2000 issue by converting existing programs to be compliant. The conversion and testing was substantially completed in June 1999.

In the manufacturing area, plant level employees and independent assessments were used to identify places where embedded systems exist and categorize them by the potential impact to the business. All major items, identified as having a Year 2000 compliance issue, have been remediated, tested and placed in operations.

The supply chain area has seen much activity in terms of assessing vendor Year 2000 preparedness, identifying alternate sources, as well as insertion of certain Year 2000 compliance language in all purchase orders issued. The Company has completed a review of single source and critical suppliers. During 1999, the Company will continue to re-evaluate its suppliers on a periodic basis.

Personal computers, networks, and PBXs represent the majority of items in the Company's infrastructure segment. The Company has deployed new Pentium Year 2000 compliant equipment in large numbers to support its SAP deployment program and for internal standards compliance. In addition, the Company utilized software tools to test the entire PC inventory for Year 2000 compliance. This test work was completed during the second quarter of 1999. The Company's wide area network is Year 2000 compliant as are all of its PBX and voice mail systems.

The Company believes its Year 2000 initiative is on track and has addressed all significant Year 2000 issues. Additional assessments of all significant issues will continue throughout 1999.

Plans for a worst case scenario in the unlikely event of a major failure due to a Year 2000 problem which causes significant disruptions to business operations have been formulated. In the area of business systems, management believes that the Company, with most of its operating units already migrated to Year 2000 compliant solutions, has already significantly reduced its potential risk.

The Company will continue to monitor progress against plans in the business systems, manufacturing, infrastructure, and supply chain areas, and take corrective action as required.

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

The dates on which the Company believes the Year 2000 Project will be completed and the SAP computer systems will be implemented are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve the problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability. If a broad interruption of rail or utility services were to occur, it would likely have a material adverse effect on the Company's operations, as it would interfere with the Company's ability to produce products, ship materials and finished goods and fulfill customer orders.

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: The information contained in the 1999 Outlook section, the Environmental Matters section, the Liquidity, Investment Activity and Other Financial Data section (and subsections thereof), and Notes to Condensed Financial Statements contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the Company and its respective divisions operate. Words such as "anticipates," "expects," "believes," "should," "plans," "will," "forecasts," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: general economic and business and market conditions; lack of moderate growth in the U.S. economy or even a slight recession in 1999; worsening business conditions as a result of the Asian and Latin American financial turmoil; competitive pricing pressures; declines in Chlor Alkali's ECU prices below current levels; Chlor Alkali operating rates below current levels; higher-than-expected raw material costs; a downturn in many of the markets the Company serves such as electronics, automotive, ammunition and housing; the supply/demand balance for the Company's products, including the impact of excess industry capacity; efficacy of new technologies; changes in U.S. laws and regulations; failure to achieve targeted cost reduction programs; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.

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

Certain materials, namely copper, lead and zinc, used primarily in the Company's Metals and Winchester segments' products are subject to price volatility. Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of June 30, 1999, the Company maintained open positions on futures contracts totalling $64 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, the Company would experience a $6.4 million increase in its cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity is not material to the Company's consolidated financial position, results of operations or cash flow. The financing activities of the Company are comprised primarily of long-term fixed-rate debt utilized to fund business operations and to maintain liquidity. As of June 30, 1999, the Company had long-term borrowings of $231 million outstanding at varying fixed rates. The Company has interest rate swaps to hedge underlying debt obligations. Interest rate swap activity is not material to the Company's consolidated financial position, results of operations or cash flow.

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

              Not Applicable.


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

              Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

              The Company held its Annual Meeting of Shareholders on April 29, 1999. Of the 45,963,259 shares of Common Stock entitled to vote at such meeting, at least 43,094,710 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors A. W. Ruggiero as a Class I director with a term expiring in 2001 and D. W. Griffin, G. J. Ratcliffe, Jr. and R. M. Rompala as Class II directors with terms expiring in 2002. Votes cast for and votes withheld in the election of Directors were as follows:



                              Votes For   Votes Withheld
                              ----------  --------------


      A. W. Ruggiero          41,284,083       1,810,627
      D. W. Griffin           42,653,935         440,775
      G. J. Ratcliffe, Jr.    41,606,497       1,488,213
      R. M. Rompala           41,599,986       1,494,724


              There were no abstentions or broker nonvotes.

              The shareholders also ratified the appointment of KPMG LLP as independent auditors for the Corporation for 1999. Voting for the resolution ratifying the appointment were 42,240,204 shares. Voting against were 612,367 shares. Abstaining were 242,140 shares. There were no broker nonvotes.

Item 5.  Other Information.
         -----------------

              Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              10(n) 1997 Stock Plan for Non-Employee Directors as Amended Effective July 28, 1999.

              12.    Computation of Ratio of Earnings to Fixed Charges
                     (Unaudited).

              27.    Financial Data Schedule.

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             OLIN CORPORATION
                             (Registrant)



                             By: /s/ A. W. Ruggiero
                                 -----------------------------
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Authorized Officer)



Date:  August 13, 1999

                                 EXHIBIT INDEX


 Exhibit
   No.        Description
---------     -----------

10(n) 1997 Stock Plan for Non-Employee Directors as Amended Effective July 28, 1999.

12.           Computation of Ratio of Earnings to Fixed Charges (Unaudited).

27.           Financial Data Schedule.