Form 10-Q/A
period 1999-06-30
OLIN CORP
filed 1999-10-22
CIK 74303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              AMENDMENT NO. 1 ON
                                  FORM 10-Q/A

                                  (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended                 June 30, 1999

                            ----------------------

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                       to

                            ----------------------

                        Commission file number   1-1070

                            ----------------------

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

Yes   X     No_____
     ----

As of July 31, 1999, there were outstanding 45,248,494 shares of the registrant's common stock.

                                EXPLANATORY NOTE

     The purpose of this amendment is to correct minor errors included in
Exhibit 10(n) as previously filed.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a)  Exhibits
             --------

             10(n) 1997 Stock Plan for Non-Employer Directors as Amended Effective July 29, 1999.

             12     Computation of Ratio of Earnings to Fixed Charges
                    (Unaudited).

             27     Financial Data Schedule.

        (b)  Reports on Form 8-K
             -------------------

                No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OLIN CORPORATION
                                          (Registrant)



                                          By: /s/ A.W. Ruggiero
                                             -----------------------------
                                             A. W. Ruggiero
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Authorized Officer)


Date:  October 22, 1999

                                 EXHIBIT INDEX


Exhibit No. Description

10(n) 1997 Stock Plan for Non-Employee Directors as Amended Effective July 29, 1999.