Form 10-Q
period 1999-09-30
OLIN CORP
filed 1999-11-12
CIK 74303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   September 30, 1999
                                ------------------------------------------------

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                                ------------------------------------------------

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



________________________________________________________________________________
  (Former name, address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X       No
       -----          _____

As of October 31, 1999, there were outstanding 45,051,194 shares of the registrant's common stock.

Part I - Financial Information
  Item 1.  Financial Statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                           Condensed Balance Sheets
                                 (In millions)

                                                                        Unaudited
                                                                      September 30,         December 31,
                                                                           1999                 1998
ASSETS                                                                     ----                 ----
------
Cash and cash equivalents                                                  $    36.4             $    50.2
Short-term investments                                                          20.0                  25.5
Accounts receivable, net                                                       236.3                 192.0
Inventories                                                                    196.8                 198.8
Income taxes receivable                                                          3.2                  33.2
Other current assets                                                            16.6                  18.1
                                                                           ---------             ---------
  Total current assets                                                         509.3                 517.8
Investments and advances - affiliated companies at equity                        1.5                  11.9
Property, plant and equipment
 (less accumulated depreciation
  of $1,136.8 and $1,074.7)                                                    461.8                 475.0
Other assets                                                                    60.1                  67.8
Net assets of discontinued operations                                              -                 504.5
                                                                           ---------             ---------

Total assets                                                               $ 1,032.7             $ 1,577.0
                                                                           =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                                           $     1.0             $     1.0
Accounts payable                                                               104.8                 118.1
Accrued liabilities                                                            156.0                 173.2
                                                                           ---------             ---------
  Total current liabilities                                                    261.8                 292.3
Long-term debt                                                                 229.2                 230.2
Other liabilities                                                              217.7                 264.3
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares
      Issued 45.1 shares (45.9 in 1998)                                         45.1                  45.9
  Additional paid-in capital                                                   233.5                 242.8
  Accumulated other comprehensive loss                                          (9.9)                (24.8)
  Retained earnings                                                             55.3                 526.3
                                                                           ---------             ---------
  Total shareholders' equity                                                   324.0                 790.2
                                                                           ---------             ---------
Total liabilities and
 shareholders' equity                                                      $ 1,032.7             $ 1,577.0
                                                                           =========             =========


_____________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                  Condensed Statements of Income (Unaudited)
                    (In millions, except per share amounts)

                                                                             Three Months                   Nine Months
                                                                         Ended September 30,            Ended September 30,
                                                                         -------------------            -------------------
                                                                           1999         1998             1999          1998
                                                                           ----         ----             ----          ----
Sales                                                                     $ 354.1     $ 383.0           $ 973.7       $1,090.3
Cost of goods sold                                                          309.7       320.3             843.9          892.4
Selling and administration                                                   31.4        32.5              93.9           97.1
Research and development                                                      2.0         2.6               6.1            7.3
Earnings(loss) of non-consolidated affiliates                                (2.9)       (1.7)             (8.8)           1.6
Interest expense                                                              4.2         4.0              12.1           13.5
Interest income                                                               0.2         0.5               1.8            1.9
Other income                                                                  0.3         0.4               1.0            1.3
Loss on sales and restructuring of businesses                                   -        42.0                 -           42.0
                                                                         --------     -------           -------       --------
  Income(loss) from continuing operations before taxes                        4.4       (19.2)             11.7           42.8
Income tax provision(benefit)                                                 1.8        (7.9)              4.7           13.8
                                                                         --------     -------           -------       --------
Income(loss) from continuing operations                                       2.6       (11.3)              7.0           29.0
  Income from discontinued operations, net of taxes                             -         4.1               4.4           41.5
                                                                         --------     -------           -------       --------
Net income(loss)                                                          $   2.6     $  (7.2)          $  11.4       $   70.5
                                                                         ========     =======           =======       ========


Net income(loss) per common share:
Basic:
  Continuing operations                                                   $  0.06     $ (0.24)          $  0.16       $   0.60
  Discontinued operations                                                       -        0.09              0.09           0.87
                                                                         --------     -------           -------       --------
Total net income(loss)                                                    $  0.06     $ (0.15)          $  0.25       $   1.47
                                                                         ========     =======           =======       ========

Diluted:
  Continuing operations                                                   $  0.06     $ (0.24)          $  0.16       $   0.60
  Discontinued operations                                                       -        0.09              0.09           0.86
                                                                         --------     -------           -------       --------
Total net income(loss)                                                    $  0.06     $ (0.15)          $  0.25       $   1.46
                                                                         ========     =======           =======       ========

Dividends per common share                                                $  0.20     $  0.30           $  0.70       $   0.90
Average common shares outstanding:
  Basic                                                                      45.2        47.5              45.5           48.0
  Diluted                                                                    45.2        47.5              45.5           48.3



__________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                Condensed Statements of Cash Flows (Unaudited)
                                (In millions)

                                                                            Nine Months
                                                                         Ended September 30,
                                                                         -------------------
                                                                          1999         1998
                                                                          ----         ----
Operating activities
--------------------
Income from continuing operations                                           $ 7.0      $ 29.0
Adjustments to reconcile income from continuing operations to net cash and cash equivalents provided by operating activities
    Loss (earnings) of non-consolidated affiliates                            8.8        (1.6)
    Depreciation and amortization                                            58.4        59.4
    Deferred taxes                                                           (4.1)       74.9
    Loss on sales and restructuring of businesses                               -        42.0
    Change in:
        Receivables                                                         (44.3)      (45.5)
        Inventories                                                           2.0         0.6
        Other current assets                                                  0.2         5.3
        Accounts payable and accrued liabilities                            (25.0)      (50.2)
        Income taxes payable                                                 16.5       (13.9)
        Noncurrent liabilities                                              (32.1)       (6.2)
    Other operating activities                                                5.8         4.5
                                                                       ----------    --------

Net cash and cash equivalents provided(used) by operating
  activities from continuing operations                                      (6.8)       98.3
Discontinued operations:
  Net income                                                                  4.4        41.5
  Change in net assets                                                       (7.3)      (18.0)
                                                                       ----------    --------

  Net operating activities                                                   (9.7)      121.8
                                                                       ----------    --------


Investing activities
--------------------
Capital expenditures                                                        (44.0)      (40.2)
Purchases of short-term investments                                         (28.4)      (22.8)
Proceeds from sale of short-term investments                                 33.9        17.5
Investments and advances-affiliated companies at equity                       1.7         2.1
Other investing activities                                                    1.9        (3.5)
                                                                       ----------    --------

  Net investing activities                                                  (34.9)      (46.9)
                                                                       ----------    --------

Financing activities
--------------------
Long-term debt repayments                                                    (1.0)      (38.1)
Short-term debt repayments                                                      -        (0.9)
Purchases of Olin common stock                                              (11.3)      (75.8)
Borrowings under line of credit assumed by Arch Chemicals, Inc.              75.0           -
Stock options exercised                                                         -         2.5
Dividends paid                                                              (31.9)      (43.3)
Other financing actdvities                                                      -        (0.2)
                                                                       ----------    --------

  Net financing activities                                                   30.8      (155.8)
                                                                       ----------    --------

  Net decrease in cash and cash equivalents                                 (13.8)      (80.9)
Cash and cash equivalents, beginning of period                               50.2       156.8
                                                                       ----------    --------

Cash and cash equivalents, end of period                                    $36.4      $ 75.9
                                                                       ----------    --------

_________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

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

2. Inventory consists of the following:

                                                                         September 30,              December 31,
                                                                            1999                       1998
                                                                            ----                       ----
Raw materials and supplies                                                 $128.7                     $113.1
Work in process                                                              89.2                      102.4
Finished goods                                                               44.1                       46.5
                                                                           ------                     ------
                                                                            262.0                      262.0
LIFO reserve                                                                (65.2)                     (63.2)
                                                                           ------                     ------
Inventory, net                                                             $196.8                     $198.8
                                                                           ======                     ======

  Inventories are valued principally by the dollar value last-in, first-out
  (LIFO) method of inventory accounting; in aggregate, such valuations are not in excess of market. Costs of other inventories have been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw material, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at September 30, 1999, reflect certain estimates relating to inventory quantities and costs at December 31, 1999.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.


                                                                       Three Months                     Nine Months
                                                                    Ended September 30,             Ended September 30,
                                                              -------------------------------  ------------------------------
Basic Earnings Per Share                                         1999                 1998        1999                1998
------------------------                                      --------               --------  ---------             --------
Basic earnings:
Income (loss) from continuing operations                         $ 2.6               $(11.3)      $ 7.0              $29.0
Net income (loss)                                                $ 2.6               $ (7.2)      $11.4              $70.5


Basic shares                                                      45.2                 47.5        45.5               48.0


Basic earnings per share:                                        $0.06               $(0.24)      $0.16              $0.60
Continuing operations                                            $0.06               $(0.15)      $0.25              $1.47
Net income (loss)


                                                                  Three Months          Nine Months
                                                              Ended September 30,   Ended September 30,
                                                              --------------------  -------------------
Diluted Earnings Per Share                                      1999       1998       1999       1998
--------------------------                                    --------  ----------  ---------  --------
Diluted earnings:
Income (loss) from continuing operations                         $ 2.6     $(11.3)      $ 7.0     $29.0
Net income (loss)                                                $ 2.6     $ (7.2)      $11.4     $70.5

Diluted shares:
Basic shares                                                      45.2       47.5        45.5      48.0
Stock options                                                        -          -           -       0.3
                                                                 -----     ------       -----     -----
Diluted shares                                                    45.2       47.5        45.5      48.3
                                                                 =====     ======       =====     =====

Diluted earnings per share:                                      $0.06     $(0.24)      $0.16     $0.60
Continuing operations                                            $0.06     $(0.15)      $0.25     $1.46
Net income (loss)

4. The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million and $12 million for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1998 and may be material to operating results in 1999. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $131 million at September 30, 1999 and $129 million at December 31, 1998, of which $106 million and $99 million were classified as other noncurrent liabilities, respectively.

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


5. In April 1998, the Board of Directors authorized an additional share repurchase program of up to 5 million shares of Olin common stock, from time to time, as conditions warrant. Since January 1997 the Company has repurchased 7,844,600 shares, of which 2,844,600 were under the April 1998 program. During the first nine months of 1999, the Company repurchased 921,400 shares for $11.3 million.

6. In the third quarter of 1998, the Company recorded a $42 million pretax charge ($0.55 diluted EPS) related to the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN.

7. Segment operating income is defined as earnings before interest income, interest expense, other income and income taxes and includes earnings (losses) of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses and exclude the $42 million charge in the third quarter of 1998 for the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN. Intersegment sales are not material.

                                                                         Three Months                     Nine Months
                                                                      Ended September 30,             Ended September 30,
                                                                -------------------------------  ------------------------------
                                                                    1999             1998            1999            1998
                                                                -------------  ----------------  -------------  ---------------
Sales:
   Chlor Alkali Products                                              $ 65.0            $ 94.9         $194.5          $  285.6
   Metals                                                              193.6             199.6          566.8             607.3
   Winchester                                                           95.5              88.5          212.4             197.4
                                                                      ------            ------         ------          --------
Total Sales                                                           $354.1            $383.0         $973.7          $1,090.3
                                                                      ======            ======         ======          ========

Operating income (loss):
   Chlor Alkali Products                                              $(17.4)           $  8.9         $(49.9)         $   44.8
   Metals                                                               15.9               8.7           55.6              41.0
   Winchester                                                            9.6               8.3           15.3               9.3
                                                                      ------            ------         ------          --------
Total operating income                                                $  8.1            $ 25.9         $ 21.0          $   95.1
                                                                      ======            ======         ======          ========

Operating income                                                      $  8.1            $ 25.9         $ 21.0          $   95.1
   Interest expense                                                      4.2               4.0           12.1              13.5
   Interest income                                                       0.2               0.5            1.8               1.9
   Other income                                                          0.3               0.4            1.0               1.3
   Loss on sales and restructuring of businesses                           -              42.0              -              42.0
                                                                      ------            ------         ------          --------
Income (loss) from continuing operations before taxes                 $  4.4            $(19.2)        $ 11.7          $   42.8
                                                                      ======            ======         ======          ========

8. As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998 are as follows:

                                                          Three Months                     Nine Months
                                                       Ended September 30,              Ended September 30,
                                                   ---------------------------        -----------------------
                                                    1999                  1998         1999              1998
                                                   -----                 -----        -----             -----
 Net income (loss)                                 $ 2.6                 $(7.2)       $11.4             $70.5
 Other comprehensive income (loss):
   Cumulative translation adjustment                (0.2)                  1.6          1.4              (1.7)
                                                   -----                 -----        -----             -----
 Comprehensive income (loss)                       $ 2.4                 $(5.6)       $12.8             $68.8
                                                   =====                 =====        =====             =====





9. On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. ("Arch Chemicals"). Under the terms of the Spin-Off, the Company distributed to its holders of common stock of record at the close of business on February 1, 1999, one Arch Chemicals common share for every two shares of Olin common stock. The results of operations have been restated to reflect Arch Chemicals as discontinued operations for all periods presented. For the first nine months of 1999, net income from discontinued operations includes one month of operating results while the comparable nine-month period in 1998 includes nine months of operating results.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

CONSOLIDATED RESULTS OF OPERATIONS

                                                       Three Months                  Nine Months
                                                    Ended September 30,           Ended September 30,
                                                    -------------------           -------------------
($ in millions, except per share data)              1999           1998           1999           1998
-----------------------------------------------------------------------------------------------------
Sales                                             $354.1         $383.0         $973.7       $1,090.3
Gross Margin                                        44.4           62.7          129.8          197.9
Selling and Administration                          31.4           32.5           93.9           97.1
Interest Expense, net                                4.0            3.5           10.3           11.6
Loss on Sales and Restructuring of Business           --           42.0             --           42.0
Income (Loss) from Continuing Operations             2.6          (11.3)           7.0           29.0
Net Income (Loss)                                    2.6           (7.2)          11.4           70.5
Net Income (Loss) Per Common Share:
Diluted
  Continuing Operations                           $ 0.06         $(0.24)        $ 0.16       $   0.60
  Net Income (Loss)                               $ 0.06         $(0.15)        $ 0.25       $   1.46
-----------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998
Sales decreased 8% due to lower selling prices and metal values, which were partially offset by increased volumes. The decrease in selling prices was primarily related to lower Electrochemical Unit ("ECU") prices in the Chlor Alkali Products segment. Also, sales were lower due to the shutdown of the rod, wire and tube businesses at Indianapolis, IN, in the fourth quarter of 1998. Sales volumes were higher in all segments.

Gross margin percentage decreased from 16% in 1998 to 13% in 1999 primarily due to lower ECU prices.

Selling and Administration as a percentage of sales was 9% in 1999 up from 8% in 1998 due to the lower sales base in 1999 as a result of the factors noted above.

The decrease in operating results from the non-consolidated affiliates was due primarily to the operating loss from the Sunbelt joint venture, which was negatively impacted by the lower ECU pricing.

Interest expense, net of interest income, increased from 1998 due primarily to higher interest income in 1998 due to higher average cash, cash equivalents and short-term investment balances.

In the third quarter of 1998, the Company recorded a $42 million pretax charge ($0.55 diluted EPS) related to the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of its rod, wire and tube businesses at Indianapolis, IN.

Excluding the charge for the sales and restructuring of the businesses, the effective tax rate increased to 40.0% from 34.6% due to higher non-deductible expenses related to Company-owned life insurance programs.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998
Sales decreased 11% due to lower ECU prices and metal values, the shutdown of the rod, wire and tube businesses and the sale of the microelectronics packaging operation in Manteca, CA, offset in part by higher volumes in all segments.

Gross margin percentage decreased from 18% in 1998 to 13% in 1999 primarily due to lower ECU prices.

Selling and Administration as a percentage of sales was 10% in 1999 up from 9% in 1998 due to the lower sales base in 1999 as a result of the factors noted above. Selling and Administration, however, was $3.2 million lower than in 1998 due to lower administrative expenses, primarily pension and management incentive compensation expenses.

The decrease in operating results from the non-consolidated affiliates was due primarily to the operating loss from the Sunbelt joint venture, which was negatively impacted by the lower ECU pricing.

Interest expense, net of interest income, decreased from 1998 due to lower interest expense as a result of the repayment of the $38 million of 7.97% notes in May 1998.

Excluding the charge for the sales and restructuring of the businesses, the effective tax rate increased to 40.0% from 34.9% due to higher non-deductible expenses related to Company-owned life insurance programs.

SEGMENT OPERATING RESULTS
Segment operating results are defined as earnings (losses) before interest income, interest expense, other income and income taxes and include earnings (losses) of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses and exclude the $42 million charge in the third quarter of 1998 for the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN.

CHLOR ALKALI PRODUCTS                  Three Months             Nine Months
                                   Ended September 30,      Ended September 30,
                                   -------------------      -------------------
($ in millions)                         1999     1998            1999     1998
-------------------------------------------------------------------------------
Sales                                  $ 65.0   $ 94.9          $194.5   $285.6
Operating (Loss) Income                 (17.4)     8.9           (49.9)    44.8

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998
Sales and operating results were lower than 1998 primarily due to lower ECU pricing, offset in part by higher volumes and cost reduction initiatives. The Chlor Alkali industry continued to experience one of the worst pricing cycles in the history of the business. Average ECU prices in the third quarter of 1999 were approximately $210, compared to $335 in the third quarter of 1998. In addition to the lower pricing, higher equity losses in 1999 from the Sunbelt joint venture due to the decline in ECU prices, contributed to the decline in operating results.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998
Sales and operating results were lower than 1998 primarily due to lower ECU pricing, offset in part by higher volumes and cost reduction initiatives. Average ECU prices for the first nine months of 1999 were approximately $215, compared to $350 in 1998.

METALS                         Three Months             Nine Months
                            Ended September 30,      Ended September 30,
                            -------------------      -------------------
($ in millions)                1999      1998           1999      1998
-----------------------------------------------------------------------
Sales                         $193.6    $199.6         $566.8    $607.3
Operating Income                15.9       8.7           55.6      41.0

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998
Sales decreased 3% due to lower metal values and the shutdown of the rod, wire and tube businesses at Indianapolis, IN in the fourth quarter of 1998, offset in part by increased volumes from brass strip operations and the A.J. Oster Company ("Oster"). Demand remained strong for the majority of the Company's markets. Strip shipments to the automotive and coinage markets exceeded last year's levels, while increased demand from the distribution market improved Oster's performance. The electronics market, although rebounding in the Far East, was below 1998 levels while the ammunition and housing markets remain at 1998 levels. Operating income improved from 1998 due to higher volumes, cost reductions and the successful shutdown of the unprofitable rod, wire and tube businesses.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998
Sales decreased 7% due primarily to lower metal values and the shutdown of the rod, wire and tube businesses, more than offsetting higher strip volumes. Strong demand from the automotive, coinage and ammunition markets resulted in higher brass strip volumes. Strip shipments to the electronics and telecommunications markets were below last year's levels. Operating income improved due to the shutdown of the unprofitable rod, wire and tube businesses, favorable sales mix, and lower administrative and operating expenses. Oster, which experienced a slowdown in the early part of the year, has recovered over the last two quarters, but on a year-to-date basis is below 1998 profit levels.

WINCHESTER                     Three Months                Nine Months
                            Ended September 30,        Ended September 30,
                            -------------------        -------------------
($ in millions)               1999      1998             1999      1998
--------------------------------------------------------------------------
Sales                         $95.5     $88.5           $212.4    $197.4
Operating Income                9.6       8.3             15.3       9.3

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998
Sales in 1999 were 8% higher than 1998 due to higher volumes of commercial ammunition, which more than offset lower selling prices in some product lines and a decline in military sales. Operating income improved significantly from 1998 due to higher sales volumes and lower commodity costs.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998
Sales in 1999 were 8% higher than 1998 due to higher commercial ammunition volumes partially offset by lower military sales and lower selling prices in some product lines. Operating income improved significantly from 1998 due to higher sales volumes, manufacturing cost reductions and lower commodity costs which more than offset lower management fees from the Lake City Ammunition Plant due to a reduction in volumes.

Winchester is the operator of the U.S. Army's Lake City small caliber ammunition plant in Independence, MO. The current five-year contract expires at the end of this year and represents approximately $5 million in annual pretax profits. The Company was one of several bidders for a new ten-year, fixed price contract to commence at the end of the existing contract with Olin. On July 30, 1999, the Department of the Army awarded this contract to a competitor. Olin has filed a protest to this award. A decision is expected during the fourth quarter of 1999. If the Company ultimately loses the contract award, it will continue operating the plant until at least the end of the first quarter of 2000.

1999 OUTLOOK
Although Chlor Alkali prices remained at depressed levels during the third quarter, price increases announced in the third quarter are expected to improve the Company's ECU prices in the fourth quarter, with additional improvement likely next year as well. For the remainder of the year, demand is expected to remain strong in most brass strip segments of our business, primarily automotive, housing, ammunition and coinage. Some improvement is expected in the electronics segment. With rising ECU prices and continuing strong performance from Metals and Winchester, the Company expects that its fourth quarter earnings per share will be in the 15 to 20 cent range.

DISCONTINUED OPERATIONS
On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. ("Arch Chemicals") (the "Spin-Off"). Under the terms of the Spin-Off, the Company distributed to its holders of common stock of record at the close of business on February 1, 1999, one Arch Chemicals common share for every two shares of Olin common stock. For the first nine months of 1999, net income includes one month of operating results of the specialty chemicals business while the comparable nine-month period in 1998 includes nine months of operating results.

ENVIRONMENTAL MATTERS
In the nine months ended September 30, 1999 and 1998, the Company spent approximately $10 million and $14 million, respectively, for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 1999 is estimated to be $25 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $12 million for the nine months ended September 30, 1999 and 1998. Charges to income for investigatory and remedial efforts were material to operating results in 1998 and may be material to net income in 1999 and future years.

The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $131 million at September 30, 1999 and $129 million at December 31, 1998, of which $106 million and $99 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA

                                                 Nine Months
                                             Ended September 30,
                                             -------------------
Provided By (Used For) ($ in millions)         1999      1998
----------------------------------------------------------------
Net Cash and Cash Equivalents Provided By
 (Used For) Operating Activities
 from Continuing Operations                  $ (6.8)  $  98.3
Net Operating Activities                       (9.7)    121.8
Capital Expenditures                          (44.0)    (40.2)
Net Investing Activities                      (34.9)    (46.9)
Purchases of Olin Common Stock                (11.3)    (75.8)
Net Financing Activities                       30.8    (155.8)

In 1999, income from continuing operations exclusive of non-cash charges, borrowings under a line of credit assumed by Arch Chemicals and cash and cash equivalents on hand were used to finance the Company's working capital requirements, capital and investment projects, dividends and the purchase of the Company's common stock.

OPERATING ACTIVITIES
In 1999, the increase in cash used by operating activities of continuing operations was primarily attributable to lower operating income, the payment of a liability resulting from the sale of a former business, and certain cash expenditures which were accrued at December 31, 1998 and related to the Spin-Off of Arch Chemicals, primarily legal and investment banking fees, and the absence of a tax refund of approximately $80 million in the third quarter of 1998.

CAPITAL EXPENDITURES
Capital spending of $44.0 million in 1999 was $3.8 million higher than 1998.
For the total year, capital spending is expected to be in the $75 to $80 million range and should approximate annual depreciation expense.

FINANCING ACTIVITIES
At September 30, 1999, the Company had available a $165 million line of credit under an unsecured revolving credit agreement with a group of banks. As a result of the Spin-Off in February of 1999, the Company amended its revolving credit agreement reducing the aggregate commitments from $250 million to $165 million. The Company may select various floating rate borrowing options. The Company believes that the credit facility is adequate to satisfy its liquidity needs for the foreseeable future. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest.

During 1999, the Company used $11.3 million to repurchase 921,400 shares of the Company's common stock, bringing the cumulative total shares repurchased to 7,844,600 since January 1997. This compares to 1998 when the Company used $75.8 million to repurchase 1,815,600 shares.

Prior to the Spin-Off in February, 1999, the Company borrowed $75 million under a credit facility which liability was assumed by Arch Chemicals. The Company has used a portion of and intends to use the balance of these funds for general corporate purposes, which may include share repurchases and future acquisitions.

The percent of total debt to total capitalization increased to 42% at September 30, 1999, from 29% at year-end 1998 and 22% at September 30, 1998, primarily due to the reduction to equity resulting from the Spin-Off.

In 1999, the Company paid first, second and third quarter dividends of $0.30, $0.20 and $0.20 per share, respectively. As announced previously, following the Spin-Off, the Company's quarterly dividend is expected to be $0.20 per share.
In October 1999, the Company's Board of Directors declared a quarterly dividend of $0.20 per share on its common stock, which is payable on December 10, 1999, to shareholders of record on November 10, 1999.

NEW ACCOUNTING STANDARDS
In 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB has postponed the implementation date of this statement, which will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

In the business systems area, the Company has positioned itself very favorably with respect to software and equipment that is Year 2000 compliant. In 1994, the Company began implementing a Year 2000 compliant client-server system, Peoplesoft, to address payroll and human resource needs and it presently uses such system in all businesses. In 1993, the Company began implementing for all domestic businesses, except the Metals segment, a client-server system, SAP, for core business requirements as a vehicle to obtain certain improvements in the business processes. With the exception of the Metals segment, SAP is currently utilized in a majority of its domestic businesses. Since SAP was also a certified Year 2000 compliant solution, migration plans were adjusted to take advantage of the business benefit while eliminating the cost of remediating old legacy system code. Deployment has been aggressive with most domestic functions and locations (except Metals) transferred to SAP. In the few instances where SAP was not utilized, replacement systems were implemented in the first half of 1999. Offshore processing systems will continue using existing systems. All systems have been examined; and those requiring Year 2000 upgrades were completed by the end of the third quarter of 1999.

The Metals segment is addressing the Year 2000 issue by converting existing programs to be compliant. The conversion and testing were completed in July 1999.

In the manufacturing area, plant level employees and independent assessments were used to identify places where embedded systems exist and categorize them by the potential impact to the business. All major items identified as having a Year 2000 compliance issue, have been remediated, tested and placed in operations.

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

Plans for a worst case scenario in the unlikely event of a major failure due to a Year 2000 problem which causes significant disruptions to business operations have been formulated. In the area of business systems, management believes that the Company's operating units have migrated to Year 2000 compliant solutions and have significantly reduced their potential risk.

The Company will continue to monitor progress against plans in the business systems, manufacturing, infrastructure, and supply chain areas, and take corrective action as required.

Nonetheless, in the unlikely occurrence of some unforeseen event, emergency teams skilled in each of the disciplines have been formed in the second half of 1999. They will be deployed to assist local personnel in the event of a Year 2000 issue at the turn of the millennium.

During the fourth quarter of 1999, the Company expects to spend less than $1 million on Year 2000 initiative costs inclusive of the cost for deploying SAP and Peoplesoft and related infrastructure.

Based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors, the Company believes, but there can be no guarantee, that there will not be increased costs associated with the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve the problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability. If a broad interruption of rail or utility services were to occur, it would likely have a material adverse effect on the Company's operations, as it would interfere with the Company's ability to produce products, ship materials and finished goods and fulfill customer orders.

CAUTIONARY STATEMENTS UNDER FEDERAL SECURITIES LAWS: The information contained in the 1999 Outlook section, the Environmental Matters section, the Liquidity, Investment Activity and Other Financial Data section (and subsections thereof), and Notes to Condensed Financial Statements contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the Company and its respective divisions operate. Words such as "anticipates," "expects," "believes," "should," "plans," "will," "forecasts," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: general economic and business and market conditions; lack of moderate growth in the U.S. economy; worsening business conditions as a result of the Asian and Latin American financial turmoil; competitive pricing pressures; increases in Chlor Alkali's ECU prices below expected levels; Chlor Alkali operating rates below current levels; higher-than-expected raw material costs; a downturn in many of the markets the Company serves such as electronics, automotive, ammunition and housing; the supply/demand balance for the Company's products, including the impact of excess industry capacity; efficacy of new technologies; changes in U.S. laws and regulations; failure to achieve targeted cost reduction programs; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.

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

Certain materials, namely copper, lead and zinc, used primarily in the Company's Metals and Winchester segments' products are subject to price volatility. Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of September 30, 1999, the Company maintained open positions on futures contracts totalling $43 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, the Company would experience a $4.3 million increase in its cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity is not material to the Company's consolidated financial position, results of operations or cash flow. The financing activities of the Company are comprised primarily of long-term fixed-rate debt utilized to fund business operations and to maintain liquidity. As of September 30, 1999, the Company had long-term borrowings of $230 million outstanding at varying fixed rates. The Company has interest rate swaps to hedge underlying debt obligations. Interest rate swap activity is not material to the Company's consolidated financial position, results of operations or cash flow.

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

                          Part II - Other Information


Item 1.   Legal Proceedings.
          -----------------

               (a) In 1979, an action was commenced in the U.S. District Court in New York by the United States against Occidental Chemical Corporation (then known as Hooker Chemical & Plastics Corporation) ("Oxychem"), certain related companies, Olin and the City of Niagara Falls, New York, alleging that chemical wastes were migrating in violation of environmental laws or regulations from a site in Niagara Falls where Oxychem and Olin own adjacent, inactive chemical waste landfills. In 1980, the State of New York (the "State") filed a complaint as co-plaintiff in the same action based upon essentially the same factual allegations as in the suit brought by the United States. Olin and Oxychem have settled with the EPA and the State, in an agreement approved by the court on September 24, 1999, under which Olin and Oxychem will pay federal and state oversight costs on the project, and costs relating to natural resource damages and wetland mitigation. Olin's share of these costs is estimated to be approximately $4 million. See "Environmental Matters" contained in Part I, Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OLIN CORPORATION
                                        (Registrant)



                                        By: /s/A. W. Ruggiero
                                            ------------------------
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Authorized Officer)


Date:  November 12, 1999


                                 EXHIBIT INDEX


  Exhibit
    No.        Description
 ---------     -----------

12.            Computation of Ratio of Earnings to Fixed Charges (Unaudited).

27.            Financial Data Schedule.