Form 10-K405
period 1999-12-31
OLIN CORP
filed 2000-03-07
CIK 74303

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------
                                   Form 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the fiscal year ended December 31, 1999

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
                     Common Stock,                 New York Stock Exchange
                par value $1 per share             Chicago Stock Exchange
                                                   Pacific Exchange, Inc.

      Series A Participating Cumulative Preferred  New York Stock Exchange
                 Stock Purchase Rights             Chicago Stock Exchange
                                                   Pacific Exchange, Inc.


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                ---------------
  As of January 31, 2000, the aggregate market value of registrant's common stock, par value $1 per share ("Common Stock") held by non-affiliates of registrant was approximately $781,856,000.

  As of January 31, 2000, 45,080,744 shares of the registrant's common stock were outstanding.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the following document are incorporated by reference in this Form
                           10-K as indicated herein:

                                                    Part of 10-K
                     Document                  into which incorporated
                     --------                  -----------------------
      Proxy Statement relating to Olin's 2000
          Annual Meeting of Shareholders              Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

  Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Norwalk, Connecticut. It is a manufacturer concentrated in three business segments: Chlor Alkali Products, Metals and Winchester. Chlor Alkali Products include chlorine and caustic soda, sodium hydrosulfite and high strength bleach products. Metals products include copper and copper alloy sheet, strip, welded tube and fabricated parts, and stainless steel strip. The Metals segment also includes a network of metals service centers in the continental U.S. and Puerto Rico. Winchester products include sporting ammunition, canister powder, reloading components, small caliber military ammunition and industrial cartridges.

  The terms "Olin" and the "Company" mean Olin Corporation and its subsidiaries, unless the context indicates otherwise.

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

                             CHLOR ALKALI PRODUCTS

                                                                       Major Raw Materials
   Products &                                            Plants &       & Components for
    Services                Major End Uses              Facilities*     Products/Services
   ----------     ---------------------------------  ----------------  -------------------
Chlorine/         Pulp & paper processing, chemical  Augusta, GA        salt,
caustic soda      manufacturing, water               Charleston, TN     electricity
                  purification, manufacture of       McIntosh, AL
                  vinyl chloride, bleach, swimming   Niagara Falls,
                  pool chemicals & urethane          NY
                  chemicals
------------------------------------------------------------------------------------------
Sodium            Paper, textile & clay bleaching    Augusta, GA        caustic soda,
Hydrosulfite                                         Charleston, TN     sulfur dioxide
                                                     Salto, Brazil
------------------------------------------------------------------------------------------
HyPure(TM)        Industrial & institutional         Charleston, TN     chlorine,
 products         cleaners, textile bleaching                           caustic soda

-------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated.
   Sites manufacture, distribute or market one or more of the identified products or services.

                                     METALS

                                                                            Major Raw
                                                                            Materials
    Products &                                            Plants &      & Components for
     Services                Major End Uses              Facilities*    Products/Services
    ----------     ---------------------------------  ----------------  -----------------
Copper & copper    Electronic connectors, lead        Bryan, OH         copper, zinc &
alloy sheet &      frames, electrical components,     East Alton, IL    other nonferrous
strip (standard &  communications, automotive,        Indianapolis, IN  metals
high performance)  builders' hardware, coinage,       Waterbury, CT
                   ammunition                         Iwata, Japan
                                                      (Yamaha-Olin
                                                      Metal
                                                      Corporation)
-----------------------------------------------------------------------------------------
Network of metals  Electronic connectors, electrical  Allentown, PA     copper & copper
service centers    components, communications,        Alliance, OH      alloy sheet,
                   automotive, builders' hardware,    Caguas, PR        strip, tube &
                   household products                 Carol Stream, IL  steel & aluminum
                                                      Warwick, RI       strip
                                                      Watertown, CT
                                                      Yorba Linda, CA
-----------------------------------------------------------------------------------------
Posit-bond(R) clad Coinage strip & blanks             East Alton, IL    cupronickel,
metal                                                                   copper &
                                                                        aluminum
-----------------------------------------------------------------------------------------
Rolled copper      Printed circuit boards,            Waterbury, CT     copper, zinc &
foil,              electrical & electronic,                             other nonferrous
Copperbond(R)      automotive                                           metals,
foil, stainless                                                         stainless steel
steel strip
-----------------------------------------------------------------------------------------
Copper alloy       Utility condensers, industrial     Cuba, MO          copper, zinc &
welded tube        heat exchangers, refrigeration &                     other nonferrous
                   air conditioning, builders'                          metals
                   hardware, automotive
-----------------------------------------------------------------------------------------
Fabricated         Builders' hardware, cartridge      East Alton, IL    brass &
products           cases, shaped charge cones,                          stainless steel
                   transportation, household &                          strip
                   recreational products
-----------------------------------------------------------------------------------------
High performance,  All industry market segments;      New Bedford, MA   all metals,
high reliability,  computer, communications,                            metal alloys,
hermetic metal     medical, industrial,                                 metal matrix
packages for       instrumentation, automotive,                         composites,
Microelectronics   consumer, aerospace and military                     special alloys
Industry                                                                and glasses

--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                   WINCHESTER

                                                                           Major Raw
                                                                           Materials
   Products &                                            Plants &      & Components for
    Services                Major End Uses              Facilities*    Products/Services
   ----------     ---------------------------------  ----------------  -----------------
Winchester(R)     Hunters & recreational shooters,   East Alton, IL    brass, lead,
sporting          law enforcement agencies           Geelong,          steel, plastic,
ammunition                                           Australia         propellant,
(shot-shells,                                                          explosives
small caliber
centerfire &
rimfire
ammunition)
----------------------------------------------------------------------------------------
Small caliber     Infantry and mounted weapons       East Alton, IL    brass, lead,
military                                                               propellant,
ammunition                                                             explosives
----------------------------------------------------------------------------------------
Government-owned  Maintenance and operation of U.S.  Independence, MO  brass, lead,
arsenal           Army small caliber military                          propellant,
operation (GOCO)  ammunition production plant                          explosives,
                                                                       government-
                                                                       supplied
                                                                       components
                ------------------------------------------------------------------------
                  Maintenance of U.S. Army laid-     Baraboo, WI       subcontracted &
                  away production plant                                government-
                                                                       supplied
                                                                       components
----------------------------------------------------------------------------------------
Industrial        Maintenance applications in power  East Alton, IL    brass, lead,
products (8       & concrete industries, powder-     Geelong,          plastic,
gauge loads &     actuated tools in construction     Australia         propellant,
powder-actuated   industry                                             explosives
tool loads)


--------------------------------------------------------------------------------
* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

1999 Developments

  As noted above, Olin distributed its specialty chemical businesses to its shareholders as a separate public company, Arch Chemicals, effective on February 8, 1999, when Olin distributed to its shareholders one share of Arch Chemicals Common Stock for each two shares of Olin Common Stock held of record on February 1, 1999. The businesses transferred by Olin to Arch Chemicals fell within three segments: microelectronic chemicals, water chemicals and performance chemicals.

  Winchester has operated the U.S. Army's Lake City small caliber ammunition plant in Independence, Missouri under a five-year contract that expired at the end of 1999. The contract represented approximately $5 million in annual pretax profits during 1999. The Company was one of several bidders for a new ten-year, fixed-price contract. On July 30, 1999, the Department of the Army awarded this contract to a competitor. Olin has appealed this award, and a decision is expected during the first quarter of 2000. If the Company ultimately loses the appeal, it will continue operating the plant until at least the end of the first quarter of 2000.

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

Customers and Distribution

  During 1999, no single customer accounted for more than 3.4% of Olin's total consolidated sales. Products which Olin sells to industrial or commercial users or distributors for use in the production of other products constitute a major part of Olin's total sales. Some of its products, such as sporting ammunition and brass, are sold to a large number of users or distributors, while others, such as chlorine and caustic soda, are sold in substantial quantities to a relatively small number of industrial users.

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

Employees

  As of December 31, 1999, Olin had approximately 6,700 employees (excluding approximately 1,000 employees at Government-owned, contractor-operated facilities), approximately 6,500 of whom were working in the United States and approximately 200 of whom were working in foreign countries. A majority of the hourly-paid employees are represented, for purposes of collective bargaining, by various labor unions. Although some labor contracts extend for as long as five years, others are for shorter periods and therefore must be re-negotiated more frequently. Five labor contracts expire in December 2000 for employees at the Company's East Alton, Illinois facility, the headquarters of the Brass and Winchester Divisions. While relations between Olin and its employees and their various representatives are generally considered satisfactory, and no major work stoppages have occurred in the last three years, there can be no assurance that new labor contracts can be concluded without work stoppages.

Research Activities; Patents

  Olin's research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were approximately $9 million during 1999, $10 million during 1998 and $8 million during 1997.

  Olin owns, or licenses, a number of patents, patent applications and trade secrets covering its products and processes. Olin believes that, in the aggregate, the rights under such patents and licenses are important to its operations, but does not consider any patent or license or group thereof related to a specific process or product to be of material importance when viewed from the standpoint of Olin's total business.

Raw Materials and Energy

  Olin purchases the major portion of its raw material requirements. The principal basic raw materials purchased by Olin for its production of chlor alkali products are salt, electricity, and sulfur. Copper, zinc and various other nonferrous metals are required for the metals business. Lead, brass and propellant are the principal raw materials used in the Winchester business. Olin's principal basic raw materials are typically purchased pursuant to multiyear contracts. In the manufacture of ammunition, Olin uses a substantial percentage of its own output of cartridge brass. Additional information with respect to specific raw materials is set forth in the table above under the caption "Products and Services."

  Electricity is the predominant energy source for Olin's manufacturing facilities. Most of Olin's facilities are served by utilities which generate electricity principally from coal, hydro and nuclear power.

Environmental and Toxic Substances Controls

                                                                  1999 1998 1997
                                                                  ---- ---- ----
                                                                      ($ in
                                                                    millions)
     Cash Outlays:
       Remedial and Investigatory Spending (Charged to Reserve).  $21  $20  $31
       Capital Spending.........................................    3    2    2
       Plant Operations.........................................   17   17   15
                                                                  ---  ---  ---
     Total Cash Outlays.........................................  $41  $39  $48
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

  Olin is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in the past three years and may be material to net income in future years. Such charges to income were $17 million, $16 million and $17 million in 1999, 1998 and 1997, respectively.

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

  Olin's estimated environmental liability is attributable to 51 sites, 16 of which were on the National Priority List ("NPL"). Ten sites accounted for approximately 80% of such liability and, of the remaining sites, no one site accounted for more than 2% of such liability. One of these ten sites is in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either Olin, the United States Environmental Protection Agency ("EPA") or other potentially responsible parties ("PRPs") and a Record of Decision ("ROD") or its equivalent has not yet been issued. At another six of the ten sites, a ROD or its equivalent has been issued by either the EPA or responsible state agency and Olin, either alone or as a member of a PRP group, was engaged in performing the remedial measures required by that ROD. At the remaining three of the ten sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All ten sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

  The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $125 million at December 31, 1999 and $129 million at December 31, 1998, of which $100 million and $99 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

  Total environmental-related cash outlays for 2000 are estimated to be $47 million, of which $25 million is expected to be spent on remedial and investigatory efforts, $5 million on capital projects and $17 million on normal plant operations.

  Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $40-$50 million over the next several years. While Olin does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and Olin's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against Olin. At December 31, 1999, Olin had estimated additional environmental contingent liabilities of $40 million.

  See also Item 3, "Legal Proceedings" below, the Note "Environmental" of the Notes to Consolidated Financial Statements contained in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Properties

  Olin has manufacturing sites at 17 separate locations in 13 states and Puerto Rico and two manufacturing sites in two foreign countries. Most manufacturing sites are owned although a number of small sites are leased. Listed in the table set forth under the caption "Products and Services" are the locations at or from which Olin's products and services are manufactured, distributed or marketed by segment.

  Olin leases warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments throughout the country and overseas.

Item 3. Legal Proceedings

  (a) In 1987, the EPA issued a ROD recommending remedial actions and ecological studies with respect to mercury contamination at the site of Olin's former mercury cell Chlor Alkali plant in Saltville, Virginia. The EPA, under
Section 122 of CERCLA, asked Olin to undertake the work called for in the ROD, and Olin agreed to do so. In November 1988, Olin submitted to the EPA a work plan for remedial action, including additional stormwater run-off control around Pond #5 and construction of a wastewater treatment plant for the outfall from Pond #5. Olin then implemented that remedial action.

  Olin completed the remedial investigation and feasibility study of the former chlorine plant site, including Ponds # 5 and 6, in 1994. The EPA issued a ROD in 1995, calling for covering the former waste ponds, treatment of run-off from the ponds, and additional monitoring and investigation. In 1997, Olin negotiated a consent decree with the EPA under which Olin is implementing the ROD. The ROD does not address remediation of the former chlorine plant site or the Holston River, which are the subject of the additional studies.

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

  (b) As part of the continuing environmental investigation by federal, state and local governments of waste disposal sites, Olin has entered into a number of settlement agreements requiring it to contribute to the cost of the investigation and cleanup of a number of sites. This process of investigation and cleanup is expected to continue. See "Environmental Matters" contained in
Item 7 --Management's Discussion and Analysis of Financial Condition and Results of Operations.

  (c) Olin and its subsidiaries are defendants in various other legal actions arising out of their normal business activities, none of which is considered by management to be material.

Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of security holders during the three months ended December 31, 1999.

          Executive Officers of Olin Corporation as of March 1, 2000

                                                                       Served as
                                                                        an Olin
                                                                        Officer
      Name and Age                           Office                      Since
      ------------                           ------                    ---------
Donald W. Griffin (63)...  Chairman of the Board, President and Chief    1983
                           Executive Officer
Anthony W. Ruggiero (58).  Executive Vice President and Chief            1995
                           Financial Officer
Peter C. Kosche (57).....  Senior Vice President, Corporate Affairs      1993
George B. Erensen (56)...  Vice President and General Tax Counsel        1990
Thomas M. Gura (54)......  Vice President and President, Winchester      1997
                           Division
Johnnie M. Jackson, Jr.    Vice President, General Counsel and           1995
 (54)....................  Secretary
John L. McIntosh (45)....  Vice President and President, Chlor Alkali    1999
                           Products Division
Janet M. Pierpont (52)...  Vice President and Treasurer                  1990
Joseph D. Rupp (49)......  Vice President and President, Brass           1996
                           Division
Mary E. Gallagher (34)...  Controller                                    1999

  No family relationship exists between any of the above named executive officers or between any of them and any Director of Olin. Such officers were elected to serve as such, subject to the By-laws, until their respective successors are chosen.

  Each of the above-named executive officers, except M.E. Gallagher, T.M. Gura, J.L. McIntosh, and J.D. Rupp, has served Olin as an executive officer for not less than the past five years.

  Mary E. Gallagher was elected Controller on April 29, 1999. Prior to that time, and since she joined the Corporation in May 1996, she served as Director, Accounting and Financial Reporting. Prior to joining the Corporation, she served as a Senior Manager with KPMG LLP.

  Thomas M. Gura was elected a Corporate Vice President on September 25, 1997. He was appointed President of the Winchester Division on August 19, 1997. Prior to that time, he served as Vice President, Marketing and Sales of the Brass Division.

  John L. McIntosh was elected a Corporate Vice President on February 1, 1999 and also serves as President, Chlor Alkali Products Division. Prior to that time, since 1997, he served as Vice President, Operations for Olin's specialty chemicals operations. He also served as Vice President, Manufacturing and Engineering for Chlor Alkali and was Director of Manufacturing, Engineering and Purchasing for that division from 1991 through 1997.

  Joseph D. Rupp was elected a Corporate Vice President on January 1, 1996 and also serves as President, Brass Division. Prior to that time, since 1985, he served as Vice President, Manufacturing and Engineering for the Brass Division.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  As of January 31, 2000, there were approximately 8,570 record holders of Olin Common Stock.

  Olin Common Stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

  Set forth in the Note "Other Financial Data" to the Notes to Consolidated Financial Statements in Item 8 is information concerning the high and low sales prices of Olin Common Stock and dividends paid on Olin Common Stock during each quarterly period in 1999 and 1998.

Item 6. Selected Financial Data

Seven-Year Financial Summary

($ and shares in millions,    1999         1998         1997         1996         1995       1994       1993
except per share data)       -------      -------      -------      -------      -------    -------    -------

Operations
Sales......................  $ 1,315      $ 1,426      $ 1,499      $ 1,758      $ 1,827    $ 1,620    $ 1,446
Cost of Goods Sold.........    1,135        1,161        1,203        1,396        1,482      1,359      1,386
Selling and Administration.      120          123          132          155          153        139        135
Research and Development...        9           10            8           20           17         18         21
Interest Expense...........       16           17           24           27           33         27         29
Interest and Other Income
 (Expense).................       (8)           7           15           13           (5)        --         --
Gain (Loss) on Sales and
 Restructurings of
 Businesses and Spin-Off
 Costs.....................       --          (63)          --          179           --         --        (26)
                             -------      -------      -------      -------      -------    -------    -------
Income (Loss) from
 Continuing Operations
 Before Taxes..............       27           59          147          352          137         77       (151)
Income Tax Provision
 (Benefit).................       10           21           50          125           47         26        (60)
                             -------      -------      -------      -------      -------    -------    -------
Income (Loss) from
 Continuing Operations.....       17           38           97          227           90         51        (91)
Discontinued Operations....        4           40           56           53           50         40         (1)
                             -------      -------      -------      -------      -------    -------    -------
Net Income (Loss)..........       21           78          153          280          140         91        (92)
                             =======      =======      =======      =======      =======    =======    =======
Financial Position
Working Capital............      252(/1/)     225(/1/)     273(/1/)     385(/1/)      24         88        (15)
Property, Plant and
 Equipment, Net............      468          475          517          400          580        540        534
Total Assets...............    1,063        1,589        1,707        2,118        1,963      1,749      1,685
Capitalization:
 Short-Term Debt...........        1(/1/)       1(/1/)       8(/1/)     137(/1/)     122         29        113
 Long-Term Debt............      229(/1/)     230(/1/)     262(/1/)     271(/1/)     406        418        449
 Shareholders' Equity......      309          790          879          946          841        749        596
                             -------      -------      -------      -------      -------    -------    -------
Total Capitalization.......      539        1,021        1,149        1,354        1,369      1,196      1,158
                             =======      =======      =======      =======      =======    =======    =======
Per Share Data
Net Income (Loss):
 Basic:
   Continuing Operations...     0.36         0.79         1.91         4.30         1.71       0.87      (2.82)
   Discontinued Operations.     0.09         0.85         1.11         1.04         1.04       0.96      (0.03)
                             -------      -------      -------      -------      -------    -------    -------
   Net Income (Loss).......     0.45         1.64         3.02         5.34         2.75       1.83      (2.85)
                             =======      =======      =======      =======      =======    =======    =======
 Diluted:
   Continuing Operations...     0.36         0.79         1.90         4.26         1.70       0.87      (2.82)
   Discontinued Operations.     0.09         0.84         1.10         1.01         0.97       0.96      (0.03)
                             -------      -------      -------      -------      -------    -------    -------
   Net Income (Loss).......     0.45         1.63         3.00         5.27         2.67       1.83      (2.85)
                             =======      =======      =======      =======      =======    =======    =======
Cash Dividends:
 Common....................     0.90         1.20         1.20         1.20         1.20       1.10       1.10
 ESOP Preferred (annual
  rate)....................       --           --           --         5.97         5.97       5.97       5.97
 Series A Preferred
  (annual rate)............       --           --           --           --         3.64       3.64       3.64
Shareholders' Equity(/2/)..     6.87        17.25        17.98        18.13        17.03      15.43      13.62
Market Price of Common
 Stock:
  High......................      19 7/8       49 5/16      51 3/8        48          38 5/8     30 1/8     25 1/4
  Low.......................       9 1/2       23 7/8       35 3/8       34 7/8       24 1/4      23         20
  Year End..................      19 13/16     28 5/16      46 7/8       37 5/8       37 1/8     25 3/4     24 3/4
Other
Capital Expenditures.......       73           78           76           74          116         80         80
Depreciation...............       78           76           76           84           77         78         74
Common Dividends Paid......       41           58           61           60           57         44         42
Purchases of Common Stock..       11          112          163           --           --         --         --
Current Ratio..............      2.0          1.8          1.8          1.6          1.0        1.2        1.0
Total Debt to Total
 Capitalization(/3/).......     42.7%        22.6%        23.5%        30.0%        37.9%      36.5%      46.8%
Effective Tax Rate.........     37.0%        35.6%        34.0%        35.5%        34.3%      33.2%      40.0%
Average Common Shares
 Outstanding...............     45.4         47.9         50.5         50.0         47.6       41.0       38.2
Shareholders...............    8,600        9,200       10,600       11,300       12,000     12,100     13,000
Employees(/4/).............    6,700        6,400        6,600        6,200        7,200      7,500      7,100

--------
  In December 1996, the Company sold its isocyanates business for $565 in cash. 1996 and prior include the operating results of the isocyanates business.

(1) Working Capital includes $21 ($50 in 1998, $157 in 1997, $518 in 1996) of
    Cash and Cash Equivalents and $25 ($25 in 1998, $28 in 1997, $87 in 1996) of Short-Term Investments in 1999.
(2) In 1994 and 1993, calculation is based on common shares and Series A Conversion Preferred Stock outstanding.
(3) Excluding reduction to equity for the Employee Stock Ownership Plan from 1993 through 1996.
(4) Employee data exclude employees who work at government-owned/contractor-operated facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

                                           1999        1998(/1/)        1997
                                       ------------  ------------   ------------
                                       ($ in millions, except per share data)
Sales................................. $      1,315  $      1,426   $      1,499
Gross Margin..........................          180           265            296
Selling and Administration............          120           123            132
Interest Expense, net.................           14            14             14
Loss on Sale and Restructurings of
 Businesses and Spin-Off Costs........           --           (63)            --
Income from Continuing Operations.....           17            38             97
Net Income............................           21            78            153
Diluted Earnings Per Common Share:
  Income from Continuing Operations... $       0.36  $       0.79   $       1.90
  Net Income.......................... $       0.45  $       1.63   $       3.00

--------
(1) Includes the charge for the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42 pretax, $26 after tax and $0.55 diluted earnings per share) and non-recurring costs associated with the Spin-Off of Arch Chemicals ($21 pretax, $15 after tax and $0.32 diluted earnings per share).

 Business Background

  The Company's operations are concentrated in three businesses: Chlor Alkali, Metals and Winchester. All three are capital intensive manufacturing businesses with growth rates closely tied to the general economy. While each segment has a commodity element to it, where the Company's ability to influence pricing is quite limited, the portion of the business that is strictly commodity varies by Division. Chlor Alkali is a commodity business where all supplier products are identical and price is the major supplier selection criteria. The Company has little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given Olin's Chlor Alkali capacity, can lead to very significant changes in overall Company profitability. While a majority of Metals sales are of a commodity nature, this business has a significant volume of specialty engineered products targeted for specific end use markets. In these applications, technical capability and performance differentiate the product and play a significant role in product selection and thus price is not the only selection criteria. Winchester also has a commodity element to its business but a majority of Winchester ammunition is sold as consumer branded product where there is the opportunity to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is again not the only factor in product selection.

 1999 Compared to 1998

  Sales decreased 8% due to lower Electrochemical Unit ("ECU") prices and lower metal values, which were offset in part by higher volumes across all business segments. Also, sales were lower due to the shutdown of the rod, wire and tube businesses at Indianapolis, IN, in the fourth quarter of 1998.

  The gross margin percentage in 1999 was 14% compared to 19% in 1998. The decrease in the gross margin percentage was due to the lower ECU prices offset in part by higher volumes and improved product mix in the Brass and Winchester segments.

  Selling and Administration as a percentage of sales was 9% in 1999 and 1998. Selling and Administration decreased $3 million from $123 million in 1998 to $120 million in 1999, primarily due to lower pension related costs.

  In 1999, losses of non-consolidated affiliates were $11 million compared to break-even in 1998 due to the impact of lower ECU prices on the Company's Sunbelt Chlor Alkali joint venture.

  Interest expense, net of interest income in 1999, was equal to 1998. Lower interest expense as a result of the repayment of debt in June of 1998 was offset by lower interest income on lower average cash, cash equivalents and short-term investment balances.

  The effective tax rate increased from 35.6% to 37.0%. This increase was attributable to higher non-deductible expenses related to the Company-owned life insurance programs and unrealized state income tax benefits, partially offset by increased benefits related to foreign sales.

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

 1998 Compared to 1997

  Sales decreased 5% due to a decrease in selling prices and lower metal values. The decrease in selling prices was primarily related to lower ECU prices in the Chlor Alkali products segment.

  Gross margin percentage was 19% in 1998 compared to 20% in 1997 due to the decrease in Chlor Alkali margins as a result of lower ECU prices.

  Selling and Administration as a percentage of sales in 1998 and 1997 was 9%. Selling and Administration was $9 million lower than in 1997 due to lower corporate administrative expenses, primarily pension costs and management incentive compensation.

  Interest expense, net of interest income, was equal to 1997. Lower interest expense was due to the repayment of debt in 1997 and 1998 offset by less interest income due to lower average cash, cash equivalents and short-term investment balances.

  The effective tax rate increased to 35.6% from 34.0% due to lower foreign tax credits and higher non-deductible expenses related to the spin-off costs.

  In 1998, the Company recorded a $63 million pretax charge for the loss on the sale and restructuring of business and spin-off costs, described above.

Segment Operating Results

  Segment operating income is defined as earnings before interest, other income and income taxes and includes the operating results of non-consolidated affiliates. Segment operating income includes an allocation of corporate operating expenses. Segment operating results in 1998 exclude the charge for the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42 million pretax) and non-recurring costs associated with the Spin-Off of Arch Chemicals ($21 million pretax).

                             Chlor Alkali Products

                                                                1999  1998 1997
                                                                ----  ---- ----
                                                                    ($ in
                                                                  millions)
     Sales..................................................... $273  $366 $411
     Operating (Loss) Income...................................  (58)   55   99

 1999 Compared to 1998

  Sales and operating results in 1999 were lower than 1998 due to lower ECU pricing offset in part by higher volumes. ECU prices in 1999 were in the $225 range compared to the $340 range in 1998. Sales volumes were higher and operating rates in 1999 averaged about 95% compared with about 90% in 1998. Lower demand as a result of the Asian and the Latin American financial crisis and increased worldwide capacity resulted in a severe downturn in the industry pricing cycle beginning in late 1997, reaching a 25 year low in the third quarter of 1999, and then moving up in the fourth quarter of 1999.

 1998 Compared to 1997

  Sales were lower than 1997 due to lower pricing and lower volumes. Including the Company's share of the sales volumes from the Sunbelt joint venture, which is accounted for on an equity basis, total volumes were higher than 1997. Operating income decreased due to the lower pricing, lower operating rates, and higher manufacturing costs. Average ECU prices in 1998 were in the $340 range compared to the $360 range in 1997. Operating rates in 1998 were in the 90% range compared with the 100% range in 1997. Lower operating rates were a result of lower demand for chlorine as a result of the Asian financial crisis, unusually hot weather in the southeast, which caused higher electricity costs, and restricted salt availability. Manufacturing costs were higher as a result of the lower operating rates, higher depreciation and higher power costs.

                                    Metals

                                                                  1999 1998 1997
                                                                  ---- ---- ----
                                                                      ($ in
                                                                    millions)
     Sales....................................................... $761 $799 $836
     Operating Income............................................   77   64   62

 1999 Compared to 1998

  Sales in 1999 were down 5% due to lower metal values and the loss of sales associated with the shutdown of the rod, wire and tube businesses at the end of 1998 offset in part by higher volumes. Strip volumes were higher as a result of the strength in the automotive, housing, ammunition and coinage markets. Higher demand from the distribution market improved A.J. Oster Company's ("Oster") performance. Operating income increased due to the shutdown of the unprofitable rod, wire and tube businesses, overall higher volumes in the retained businesses and favorable sales mix.

 1998 Compared to 1997

  Sales were down 4% due to lower metal values offset in part by higher volumes. Strip volumes were up as a result of strong housing, automotive, and coinage markets. Operating income was higher due to lower administrative expenses, higher strip volumes and improved earnings at Oster. At
Indianapolis, profits were lower due to higher costs in the rod, wire and tube businesses.

                                  Winchester

                                                                 1999 1998 1997
                                                                 ---- ---- ----
                                                                     ($ in
                                                                   millions)
     Sales...................................................... $281 $261 $252
     Operating Income (Loss)....................................   21   13   (4)

 1999 Compared to 1998

  Sales were up 8% due to higher volumes offset in part by lower selling prices. Commercial sales were higher due to higher industry-wide consumer demand partially driven by Y2K concerns and improved market share. Contract sales were lower than the prior year due to reduced demand in the military product categories. Operating income was higher due to increased sales volumes and lower material costs offset in part by the lower selling prices.

  In 1999, Winchester was the operator of the U.S. Army's Lake City small caliber ammunition plant in Independence, MO. The five-year contract expired at the end of 1999 and represented approximately $5 million in annual pretax profits during the year. The Company was one of several bidders on a new ten-year, fixed-price contract to commence at the end of the current contract. On July 30, 1999, the Department of the Army awarded this contract to a competitor. Olin has filed a protest to this award. A decision is expected during the first quarter of 2000. If the Company ultimately loses the contract award, it will continue operating the plant until at least the end of the first quarter of 2000.

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

2000 First Quarter Outlook

  For the three months ending March 31, 2000 diluted earnings per share are expected to be in the 40 cent range, assuming rising ECU prices and continuing strong performance from the Metals and Winchester segments.

2000 Full Year Outlook

 Consolidated

  The Company's full year operating results in 2000 are expected to be significantly higher than 1999 due to the expected rise in ECU prices, continuing strong demand in the Brass and Winchester segments and cost reduction initiatives across all segments.

 Chlor Alkali Products

  Sales and operating income are expected to increase significantly due to higher ECU pricing and cost reduction initiatives. The Chlor Alkali industry pricing, which was at a 25 year low in the third quarter of 1999 improved in the fourth quarter of 1999 and is expected to improve further in 2000 as demand for both chlorine and caustic soda is expected to remain strong.

 Metals

  Sales are expected to be higher in 2000 due to higher volumes and metal values. The market outlook is favorable and the Company believes that there will continue to be strong demand from the automotive, housing, electronic connectors and coinage markets worldwide. Operating income is expected to be higher due to higher volumes and improved product sales mix.

 Winchester

  Sales in 2000 are expected to be slightly higher due to modest selling price increases, which will be partially offset by slightly lower volumes. Commercial volumes are expected to be down slightly as consumer demand returns to more normalized levels post Y2K. Contract sales are expected to improve due to increased international demand. Assuming the Company does not prevail in its appeal to retain the contract to operate the U.S. Army's Lake City ammunition plant, operating income will be lower in 2000 as higher selling prices are expected to offset only a portion of the lost fees from Lake City.

  Cautionary Statement under Federal Securities Laws: The information contained in the 2000 First Quarter and Full Year Outlook sections (and subsections thereof), the Environmental Matters section, the Liquidity, Investment Activity and Other Financial Data section, and the Environmental and Commitments and Contingencies notes to the Consolidated Financial Statements contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the Company and its various divisions operate. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: general economic and business and market conditions; lack of moderate growth in the U.S. economy or even a slight recession in 2000; competitive pricing pressures; changes in Chlor Alkali's ECU prices from expected levels; Chlor Alkali operating rates below current levels; higher-than-expected raw material costs; higher-than-expected transportation and/or logistics costs; a downturn in any of the markets the Company serves such as the electronics, automotive, ammunition and housing; the supply/demand balance for the Company's products, including the impact of excess industry capacity; efficacy of new technologies; changes in U.S. laws and regulations; failure to achieve targeted cost reduction programs; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.

Discontinued Operations

                                                                  1999 1998 1997
                                                                  ---- ---- ----
                                                                      ($ in
                                                                    millions)
     Sales....................................................... $73  $863 $930
     Net Income..................................................   4    40   56

 1999 Compared to 1998

  On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals business as Arch Chemicals. Accordingly, 1999 includes the operating results of Arch Chemicals for the month of January. The years 1998 and 1997 include twelve months of operating results.

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

Environmental Matters

                                                                  1999 1998 1997
                                                                  ---- ---- ----
                                                                      ($ in
                                                                    millions)
     Cash Outlays:
       Remedial and Investigatory Spending (Charged to Reserve).  $21  $20  $31
       Capital Spending.........................................    3    2    2
       Plant Operations.........................................   17   17   15
                                                                  ---  ---  ---
     Total Cash Outlays.........................................  $41  $39  $48
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

  The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 1999, 1998, and 1997 and may be material to net income in future years. Such charges to income were $17 million, $16 million and $17 million in 1999, 1998, and 1997 respectively.

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

  The Company's estimated environmental liability at the end of 1999 was attributable to 51 sites, 16 of which were on the NPL. Ten sites accounted for approximately 80% of such liability and, of the remaining sites, no one site accounted for more than 2% of such liability. One of these ten sites is in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either the Company, EPA or other PRPs and a ROD or its equivalent has not been issued. At six of the ten sites, a ROD or its equivalent has been issued by either the EPA or responsible state agency and the Company either alone, or as a member of a PRP group, was engaged in performing the remedial measures required by that ROD. At the remaining three of the ten sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All ten sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

  The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $125 million at December 31, 1999 and $129 million at December 31, 1998, of which $100 million and $99 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

  Total environmental-related cash outlays for 2000 are estimated to be $47 million, of which $25 million is expected to be spent on investigatory and remedial efforts, $5 million on capital projects and $17 million on normal plant operations.

  Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $40-$50 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 1999, the Company had estimated additional contingent environmental liabilities of $40 million.

Liquidity, Investment Activity and Other Financial Data

 Cash Flow Data

     Provided By (Used For)                                 1999  1998   1997
     ----------------------                                 ----  -----  -----
                                                            ($ in millions)
     Net Cash and Cash Equivalents
      Provided by (Used for) Operating
        Activities from Continuing Operations.............. $ 42  $ 178  $ (33)
     Net Operating Activities..............................   23    180    (12)
     Capital Expenditures..................................  (73)   (78)   (76)
     Net Investing Activities..............................  (74)   (78)    (4)
     Purchases of Olin Common Stock........................  (11)  (112)  (163)
     Net Financing Activities..............................   22   (209)  (345)

  In 1999, cash flows from operations, cash and cash equivalents on hand and borrowings under a revolving credit facility assumed by Arch Chemicals, were used to finance the Company's working capital requirements, capital and investment projects, dividends, the payment of a liability resulting from the sale of a former business and the purchase of the Company's common stock.

 Operating Activities

  In 1999, net cash flow from operating activities was lower than 1998 due to the lower level of operating income and the tax refund received in 1998 of approximately $80 million related to taxes paid on capital gains in prior years.

  In 1998, the increase in cash flow from operating activities of continuing operations from 1997 was primarily attributable to lower investment in working capital and lower tax payments. In 1997, the Company paid approximately $110 million of tax related to the sale of the isocyanates business. In 1998, the Company received approximately $80 million as a result of a tax refund.

 Capital Expenditures

  Capital spending of $73 million in 1999 was lower than 1998 due to lower levels of capital spending associated with the implementation of the client-server system (SAP) and certain capital expenditures in 1998 to facilitate the Spin-Off of Arch Chemicals, primarily in the information technology area. Capital spending in 1999 was approximately 95% of depreciation compared with about 100% in 1998.

  Capital spending of $78 million in 1998 was $2 million lower than 1997 and approximated depreciation in both years. Capital spending in 2000 is expected to be in the $100 million range. The increase in spending expected in 2000 is primarily in the Metals segment to expand production capacity in their higher value added product categories, in particular high performance alloys. These products are patented specialty copper alloys that provide value-added benefits to global customers in the computer, telecommunications and automotive industries.

 Investing Activities

  During 1999, the Company completed the purchase of a manufacturer of microelectronic packages in England and a metal distribution company in Puerto Rico for a total of $3 million.

  In 1998, the Company sold its microelectronic packaging unit at Manteca, CA, for $4 million in cash.

  In February 1997, the Company completed its purchase of the remaining 50% of Niachlor with a final payment of $2 million to E.I. du Pont de Nemours and Company (DuPont). Previously, the Company made an advance payment of $75 million to DuPont. This acquisition was accounted for as a purchase in 1997 and consists primarily of property, plant and equipment.

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

 Financing Activities

  Prior to the Spin-Off of Arch Chemicals in February 1999, the Company borrowed $75 million under a credit facility which liability was assumed by Arch Chemicals. The Company has used these funds for general corporate purposes, which included share repurchases.

  As a result of the Spin-Off in February of 1999, the Company amended its unsecured revolving credit agreement with a group of banks reducing the aggregate commitments from $250 million to $165 million. The Company may select various floating rate borrowing options. This agreement expires October 15, 2002. At December 31, 1999, the Company had $165 million available under this facility. The Company believes that the credit facility is adequate to satisfy its liquidity needs for the foreseeable future. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest.

  In May of 1998, the Company repaid $38 million of 7.97% notes. In June 1997, the Company repaid $125 million of 9.5% subordinated notes.

  During 1999, 1998 and 1997, the Company used $11 million, $112 million and $163 million to repurchase .9 million, 3.1 million and 3.8 million shares of the Company's stock, respectively. The Board of Directors has approved two share repurchase programs to repurchase a total of 10 million shares of the Company's stock. It is expected that this program will be completed during 2000.

  The percent of total debt to total capitalization increased to 43% at December 31, 1999, from 23% at year-end 1998 and 24% at year-end 1997. Contributing to the increase in 1999 was the reduction to equity resulting from the Spin-Off of Arch Chemicals.

  Dividends per common share were $0.90 in 1999 and $1.20 in 1997 and 1998. Total dividends paid on common stock amounted to $41 million in 1999, $58 million in 1998 and $61 million in 1997. The Company paid a first quarter 1999 dividend of $0.30 per share on March 10, 1999 to shareholders of record on January 19, 1999. Following the distribution of Arch Chemicals, the quarterly dividend was reduced to $0.20 per share to reflect the effect of the distribution. The quarterly Arch Chemicals dividend was $0.10 per equivalent Olin common share ($0.20 per Arch Chemicals common share). This resulted in the same total dividend of $1.20 per Olin equivalent share in 1999.

  During 1992, the Company swapped interest payments on $50 million principal amount of its 8% notes due 2002, to a floating rate (6.0975% at December 31, 1999). In June 1995, the Company offset this transaction by swapping interest payments to a fixed rate of 6.485%.

New Accounting Standards

  In 1998, the Financial Accounting Standards Board "FASB" issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB has postponed the implementation date of this statement, which will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect this statement will have on its financial position and results of operations in the period of adoption.

  Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." Adoption of these statements did not have a material effect on the Company's results of operations or financial position.

Derivative Financial Instruments

  The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 1999, the Company had forward contracts to sell foreign currencies with face values of $7 million (1998
$4 million) and no forward contracts to buy foreign currencies. The fair market value of the forward contracts to sell at December 31, 1999 and 1998 approximated the carrying value. The Company had no outstanding option contracts at December 31, 1999 and 1998.

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

Year 2000 Computer Systems

  The Company implemented a program over the past several years to define and minimize the risks related to transitioning to the Year 2000 and beyond. The program had each business segment identify its own Year 2000 issues and develop appropriate action steps, while instituting a series of management processes that coordinate and manage the process across business segment boundaries and the corporate center. The process included corporate oversight and provided for consistent attention to progress made against planned activities and a forum for issue resolution with periodic assessments made by independent parties which were reported to the Board of Directors. The Company's approach was to subdivide the program into four distinct areas: 1) Business Systems; 2) Manufacturing; 3) Supply Chain; and 4) Infrastructure.

  To date the program has been successful and the Company has transitioned all of its systems to the new millennium. No significant problems were identified in any of the four areas, and the Company believes the risk related to future exposure of Year 2000 issues is minimal. The costs associated with the Year 2000 initiative in 1999 were less than $5 million including the cost for deploying SAP and PeopleSoft and related infrastructure.

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

  Certain raw materials, namely copper, lead, and zinc used primarily in the Company's Metals and Winchester segments products are subject to price volatility. Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of December 31, 1999, the Company maintained open positions on futures contracts totaling $36 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, the Company would experience a $3.6 million increase in its cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

  The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity is not material to the Company's consolidated financial position, results of operations, or cash flow. The current debt structure of the Company is comprised primarily of long-term fixed rate debt utilized to fund business operations and maintain liquidity. As of December 31, 1999, the Company had long-term borrowings of $229 million of which $35 million was at variable rates. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $1.9 million. Assuming an increase of 100 basis points in the interest rate for borrowings on Industrial Development and Environmental Improvement Obligations, future cash flows would be negatively affected by approximately $0.4 million. The Company has interest rate swaps to hedge underlying debt obligations. Interest rate swap activity is not material to the Company's consolidated financial position, results of operations, or cash flow.

  If the actual change in interest or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on the Company's cash flow may be materially different than that disclosed above.

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


/s/ Donald W. Griffin                   /s/ Anthony W. Rugglero

Donald W. Griffin                       Anthony W. Ruggiero
Chairman,                               Executive Vice President and
President and                           Chief Financial Officer
Chief Executive Officer

                         Independent Auditors' Report

To the Board of Directors and Shareholders of Olin Corporation

  We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

KPMG LLP
Stamford, Connecticut
January 27, 2000

                          Consolidated Balance Sheets
                                  December 31
                       ($ in millions, except share data)

                                                                 1999    1998
                                                                ------  ------
                            Assets
Current Assets:
  Cash and Cash Equivalents.................................... $   21  $   50
  Short-Term Investments.......................................     25      25
  Receivables, Net:
    Trade......................................................    176     162
    Other......................................................     20      30
  Inventories, Net of LIFO Reserve of $73 ($63 in 1998)........    208     199
  Income Taxes Receivable......................................     33      33
  Other Current Assets.........................................     21      18
                                                                ------  ------
    Total Current Assets.......................................    504     517
Investments and Advances--Affiliated Companies at Equity.......      3      12
Property, Plant and Equipment, Net.............................    468     475
Other Assets...................................................     88      80
Net Assets of Discontinued Operations..........................     --     505
                                                                ------  ------
Total Assets................................................... $1,063  $1,589
                                                                ======  ======
             Liabilities and Shareholders' Equity
Current Liabilities:
  Current Installments of Long-Term Debt....................... $    1  $    1
  Accounts Payable.............................................    115     118
  Income Taxes Payable.........................................      4       5
  Accrued Liabilities..........................................    132     168
                                                                ------  ------
    Total Current Liabilities..................................    252     292
Long-Term Debt.................................................    229     230
Deferred Income Taxes..........................................     51      37
Other Liabilities..............................................    222     240
                                                                ------  ------
    Total Liabilities..........................................    754     799
                                                                ------  ------
Commitments and Contingencies
Shareholders' Equity:
  Common Stock, Par Value $1 Per Share:
    Authorized, 120,000,000 Shares
     Issued and Outstanding 45,061,896 Shares (45,922,864 in
     1998) ....................................................     45      46
  Additional Paid-In Capital...................................    234     243
  Accumulated Other Comprehensive Loss.........................    (10)    (25)
  Retained Earnings............................................     40     526
                                                                ------  ------
    Total Shareholders' Equity.................................    309     790
                                                                ------  ------
Total Liabilities and Shareholders' Equity..................... $1,063  $1,589
                                                                ======  ======

  The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       Consolidated Statements of Income
                            Years ended December 31
                     ($ in millions, except per share data)

                                                          1999    1998    1997
                                                         ------  ------  ------
Sales................................................... $1,315  $1,426  $1,499
Operating Expenses:
  Cost of Goods Sold....................................  1,135   1,161   1,203
  Selling and Administration............................    120     123     132
  Research and Development..............................      9      10       8
Earnings (Loss) of Non-consolidated Affiliates..........    (11)     --       1
Interest Expense........................................     16      17      24
Interest Income.........................................      2       3      10
Other Income............................................      1       4       4
Loss on Sale and Restructurings of Businesses and Spin-
 off Costs..............................................     --     (63)     --
                                                         ------  ------  ------
Income from Continuing Operations Before Taxes..........     27      59     147
Income Taxes............................................     10      21      50
                                                         ------  ------  ------
Income from Continuing Operations.......................     17      38      97
Income from Discontinued Operations, Net of Taxes.......      4      40      56
                                                         ------  ------  ------
Net Income.............................................. $   21  $   78  $  153
                                                         ======  ======  ======
Net Income Per Common Share:
Basic:
  Continuing Operations................................. $ 0.36  $ 0.79  $ 1.91
  Discontinued Operations...............................   0.09    0.85    1.11
                                                         ------  ------  ------
    Total Net Income.................................... $ 0.45  $ 1.64  $ 3.02
                                                         ======  ======  ======
Diluted:
  Continuing Operations................................. $ 0.36  $ 0.79  $ 1.90
  Discontinued Operations...............................   0.09    0.84    1.10
                                                         ------  ------  ------
    Total Net Income.................................... $ 0.45  $ 1.63  $ 3.00
                                                         ======  ======  ======


  The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                Consolidated Statements of Shareholders' Equity
                       ($ in millions, except share data)



                            Common Stock                Accumulated
                          ----------------- Additional     Other                              Total
                            Shares     Par   Paid-In   Comprehensive Retained    ESOP     Shareholders'
                            Issued    Value  Capital       Loss      Earnings Obligations    Equity
                          ----------  ----- ---------- ------------- -------- ----------- -------------
Balance at January 1,
 1997...................  52,202,759   $52    $ 494        $ (9)      $ 414       $(5)        $ 946
Comprehensive Income:
  Net Income............          --    --       --          --         153        --           153
  Translation
   Adjustment...........          --    --       --         (15)         --        --           (15)
  Comprehensive Income..          --    --       --          --          --        --           138
Dividends Paid:
  Common Stock ($1.20
   per share)...........          --    --       --          --         (61)       --           (61)
Reduction in ESOP
 Obligations............          --    --       --          --          --         5             5
Stock Options Exercised.     413,258    --       13          --          --        --            13
Stock Repurchase........  (3,827,100)   (3)    (160)         --          --        --          (163)
Other Transactions......      51,317    --        1          --          --        --             1
                          ----------   ---    -----        ----       -----       ---         -----
Balance at December 31,
 1997...................  48,840,234    49      348         (24)        506        --           879
Comprehensive Income:
  Net Income............          --    --       --          --          78        --            78
  Translation
   Adjustment...........          --    --       --           1          --        --             1
  Minimum Pension
   Liability Adjustment.          --    --       --          (2)         --        --            (2)
  Comprehensive Income..          --    --       --          --          --        --            77
Dividends Paid:
  Common Stock ($1.20
   per share)...........          --    --       --          --         (58)       --           (58)
Stock Options Exercised.      84,528    --        3          --          --        --             3
Stock Repurchase........  (3,096,100)   (3)    (109)         --          --        --          (112)
Other Transactions......      94,202    --        1          --          --        --             1
                          ----------   ---    -----        ----       -----       ---         -----
Balance at December 31,
 1998...................  45,922,864    46      243         (25)        526        --           790
Comprehensive Income:
  Net Income............          --    --       --          --          21        --            21
  Translation
   Adjustment...........          --    --       --           2          --        --             2
  Comprehensive Income..          --    --       --          --          --        --            23
Dividends Paid:
  Common Stock ($.90 per
   share)...............          --    --       --          --         (41)       --           (41)
Spin-off of Arch
 Chemicals, Inc.........          --    --       --          13        (466)       --          (453)
Stock Repurchase........    (921,400)   (1)     (10)         --          --        --           (11)
Other Transactions......      60,432    --        1          --          --        --             1
                          ----------   ---    -----        ----       -----       ---         -----
Balance at December 31,
 1999...................  45,061,896   $45    $ 234        $(10)      $  40       $--         $ 309
                          ==========   ===    =====        ====       =====       ===         =====

  The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                     Consolidated Statements of Cash Flows
                    Years ended December 31 ($ in millions)

                                                            1999  1998   1997
                                                            ----  -----  -----
Operating Activities
Income from Continuing Operations.........................  $ 17  $  38  $  97
Adjustments to Reconcile Income from Continuing Operations
 to Net Cash and Cash Equivalents Provided by Operating
 Activities:
  Loss (Earnings) of Non-consolidated Affiliates..........    11     --     (1)
  Depreciation............................................    78     76     76
  Amortization of Intangibles.............................     2      2      2
  Deferred Taxes..........................................    11    104     41
  Loss on Sale and Restructurings of Businesses and Spin-
   off Costs..............................................    --     63     --
  Change in Assets and Liabilities Net of Purchases and
   Sales of Businesses:
    Receivables...........................................    (4)    (5)   (19)
    Inventories...........................................    (7)     7    (14)
    Other Current Assets..................................    (1)     4     (5)
    Accounts Payable and Accrued Liabilities..............   (34)   (57)   (45)
    Income Taxes Payable..................................    (1)   (33)  (122)
    Other Noncurrent Liabilities..........................   (21)     4    (36)
Other Operating Activities................................    (9)   (25)    (7)
                                                            ----  -----  -----
Net Cash and Cash Equivalents Provided by Operating
 Activities from Continuing Operations....................    42    178    (33)
Discontinued Operations:
  Net Income..............................................     4     40     56
  Change in Net Assets....................................   (23)   (38)   (35)
                                                            ----  -----  -----
    Net Operating Activities..............................    23    180    (12)
                                                            ----  -----  -----
Investing Activities
Capital Expenditures......................................   (73)   (78)   (76)
Businesses Acquired in Purchase Transactions..............    (3)    --     (2)
Proceeds from Sales of Businesses.........................    --      4      5
Purchases of Short-Term Investments.......................   (34)   (25)  (126)
Proceeds from Sale of Short-Term Investments..............    34     28    185
Investments and Advances--Affiliated Companies at Equity..    (3)    (3)   (84)
Repayments of Advances From a Joint Venture...............    --     --     98
Other Investing Activities................................     5     (4)    (4)
                                                            ----  -----  -----
    Net Investing Activities..............................   (74)   (78)    (4)
                                                            ----  -----  -----
Financing Activities
Long-Term Debt Repayments.................................    (1)   (39)  (137)
Borrowings under Line of Credit Assumed by Arch Chemicals,
    Inc...................................................    75     --     --
Purchase of Olin Common Stock.............................   (11)  (112)  (163)
Repayment from ESOP.......................................    --     --      5
Stock Options Exercised...................................    --      3     13
Dividends Paid............................................   (41)   (58)   (61)
Other Financing Activities................................    --     (3)    (2)
                                                            ----  -----  -----
    Net Financing Activities..............................    22   (209)  (345)
                                                            ----  -----  -----
    Net Decrease in Cash and Cash Equivalents.............   (29)  (107)  (361)
Cash and Cash Equivalents, Beginning of Year..............    50    157    518
                                                            ----  -----  -----
    Cash and Cash Equivalents, End of Year................  $ 21  $  50  $ 157
                                                            ====  =====  =====
Cash Paid (Received) for Interest and Income Taxes:
    Interest..............................................  $ 16  $  17  $  27
    Income Taxes, Net of Refunds..........................  $ (6) $ (31) $ 166
                                                            ====  =====  =====

  The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                  Notes to Consolidated Financial Statements
                      ($ in millions, except share data)

Accounting Policies

  The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates. Certain reclassifications were made to prior year amounts to conform to the 1999 presentation.

Basis of Presentation

  The consolidated financial statements include the accounts of Olin Corporation ("Olin" or "Company") and all majority-owned subsidiaries. Investments in 20-50% owned affiliates are accounted for on the equity method. Accordingly, the Company's share of earnings or losses of these affiliates is included in consolidated net income.

Foreign Currency Translation

  Foreign affiliates' balance sheet amounts are translated at the exchange rates in effect at year-end, and income statement amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in Accumulated Other Comprehensive Loss. Where foreign affiliates operate in highly inflationary economies, non-monetary amounts are translated at historical exchange rates while monetary assets and liabilities are translated at the current rate with the related adjustments reflected in the Consolidated Statements of Income.

Cash and Cash Equivalents

  All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

Short-Term Investments

  Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified its marketable debt securities as available-for-sale which are reported at fair market value with unrealized gains and losses included in Shareholders' Equity net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Unrealized gains and losses in 1999 and 1998 were insignificant. Realized gains and losses on sales of investments, as determined on the specific identification method and declines in value of securities judged to be other-than-temporary are included in Other Income in the Consolidated Statements of Income. Interest and dividends on all securities are included in Interest Income and Other Income, respectively.

  All investments that have original maturities between three and twelve months are considered short-term investments and consist of debt securities such as commercial paper, time deposits, certificates of deposit, bankers acceptances, repurchase agreements, and marketable direct obligations of the United States Treasury and its agencies.

Inventories

  Inventories are valued principally by the dollar value last-in, first-out
(LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average-cost and first-in, first out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Start-up costs are expensed as incurred.

Comprehensive Income

  The Company calculated comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Accumulated Other Comprehensive Loss at December 31, 1999 includes cumulative translation adjustments of $8 ($23 at December 31, 1998) and minimum pension liability of $2 ($2 at December 31,
1998). The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

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

Environmental Liabilities and Expenditures

  Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental remediation costs are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

Income Taxes

  Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Derivative Financial Instruments

  The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 1999, the Company had forward contracts to sell foreign currencies with face values of $7 (1998-$4) and no forward contracts to buy foreign currencies. The fair market value of the forward contracts to sell at December 31, 1999 and 1998 approximated the carrying value. The Company had no outstanding option contracts at December 31, 1999 and 1998. The counterparties to the options and contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant.

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

  Foreign currency exchange gains (losses), net of taxes, were less than $(1) in 1999, $(1) in 1998 and $1 in 1997.

  Depending on market conditions, the Company may enter into futures contracts in order to reduce the impact of metal price fluctuations, principally in copper, lead and zinc. In accordance with SFAS No. 80, "Accounting for Futures Contracts," futures contracts are classified as a hedge when the item to be hedged exposes the Company to price risk and the futures contract reduces that risk exposure. Futures contracts that relate to transactions that are expected to occur are accounted for as a hedge when the significant characteristics and expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. Any gains or losses associated with futures contracts, which are classified as speculative, are recognized in the current period. If a futures contract that has been accounted for as a hedge is closed or matures before the date of the anticipated transaction, the accumulated change in value of the contract is carried forward and included in the measurement of the related transaction. At December 31, 1999, the Company has open positions in futures contracts totaling $36 (1998--$44). If the futures contracts had been settled on December 31, 1999, the Company would have recognized a gain of $1. Gains (losses) on futures contracts, net of taxes, were $1 in 1999 and 1997 and $(2) in 1998.

Financial Instruments

  The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt was determined based on current market rates for debt of the same risk and maturities. At December 31, 1999, the estimated fair value of debt was $228 (1998-$235). The fair values of currency forward contracts were estimated based on quoted market prices for contracts with similar terms.

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

Computation of Earnings per Share                             1999  1998  1997
---------------------------------                             ----- ----- -----
Basic earnings per share
Income from continuing operations............................ $  17 $  38 $  97
                                                              ----- ----- -----
Basic shares.................................................  45.4  47.6  50.5
                                                              ----- ----- -----
Basic earnings per share-continuing operations............... $0.36 $0.79 $1.91
                                                              ===== ===== =====
Diluted earnings per share
Income from continuing operations............................ $  17 $  38 $  97
Diluted shares:                                               ----- ----- -----
  Basic shares...............................................  45.4  47.6  50.5
  Stock options..............................................    --    .3    .4
                                                              ----- ----- -----
                                                               45.4  47.9  50.9
                                                              ----- ----- -----
Diluted earnings per share-continuing operations............. $0.36 $0.79 $1.90
                                                              ===== ===== =====

  The Board of Directors has authorized the Company to purchase up to 10 million shares of common stock of the Company under two share repurchase programs which began in January of 1997. During 1999, 1998 and 1997 the Company repurchased .9 million, 3.1 million and 3.8 million shares, respectively. It is expected that the programs will be completed during 2000.

Short-Term Investments

                                                                       1999 1998
                                                                       ---- ----
      Tax exempt...................................................... $25  $20
      Certificates of deposit.........................................  --    4
      U.S. Government and government agencies.........................  --    1
                                                                       ---  ---
        Total......................................................... $25  $25
                                                                       ===  ===

Trade Receivables

  Allowance for doubtful items was $6 at December 31, 1999 and 1998, respectively. Provisions charged to operations were less than $1 in 1999, 1998 and 1997. Bad debt write-offs, net of recoveries were less than $1 in 1999, $1 in 1998 and $2 in 1997.

Inventories

                                                                     1999  1998
                                                                     ----  ----
      Raw materials and supplies.................................... $120  $113
      Work in process...............................................  111   102
      Finished goods................................................   50    47
                                                                     ----  ----
                                                                      281   262
      LIFO reserves.................................................  (73)  (63)
                                                                     ----  ----
        Inventory, net.............................................. $208  $199
                                                                     ====  ====

  Inventories valued using the LIFO method comprised 78% and 79% of the total inventories at December 31, 1999 and 1998, respectively. During 1998, LIFO inventory quantities were reduced resulting in the liquidation of one LIFO layer and part of another layer. The effect of this liquidation increased net income by $1.

Property, Plant and Equipment

                                                     Useful Lives  1999   1998
                                                     ------------ ------ ------
      Land and improvements to land................. 10--20 Years $   58 $   51
      Buildings and building equipment.............. 10--25 Years    187    172
      Machinery and equipment.......................  3--12 Years  1,278  1,249
      Leasehold improvements........................                   3      3
      Construction in progress......................                  69     75
                                                                  ------ ------
        Property, plant and equipment...............               1,595  1,550
      Less accumulated depreciation.................               1,127  1,075
                                                                  ------ ------
        Property, plant and equipment, net..........              $  468 $  475
                                                                  ====== ======

  Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $116, $109 and $92 in 1999, 1998 and 1997 respectively.

Short-Term Borrowings

  As a result of the Spin-Off of Arch Chemicals in February 1999, the Company amended its unsecured revolving credit agreement reducing the aggregate commitments from $250 to $165. At December 31, 1999 and 1998, the Company maintained committed credit facilities with banks of $165 and $254, respectively, all of which were available in each year. The $165 line of credit was available under an unsecured revolving credit agreement. This agreement expires October 15, 2002. The Company may select various floating rate borrowing options. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest.

Long-Term Debt

                                                                      1999 1998
                                                                      ---- ----
      Notes payable:
        7.11%, due 2005.............................................. $ 50 $ 50
        7.75%, due 2005..............................................   11   11
        8%, due 2002.................................................  100  100
      Industrial development and environmental improvement
       obligations:
        Payable at interest rates of 1.45% to 5.05% which vary with
         short-term tax exempt rates, due 2004-2017..................   35   35
        Payable at interest rates of 6% to 7%, due 2000-2008.........   34   35
                                                                      ---- ----
          Total senior debt..........................................  230  231
      Amounts due within one year....................................    1    1
                                                                      ---- ----
          Total long-term debt....................................... $229 $230
                                                                      ==== ====

  At December 31, 1999, there remained $248 unissued under the medium-term note program registered in May 1994.

  During 1992, the Company swapped interest payments on $50 principal amount of its 8% notes due 2002 to a floating rate (6.0975% at December 31, 1999). In June 1995, the Company offset this transaction by swapping interest payments to a fixed rate of 6.485%. The difference between interest paid and interest received is included as an adjustment to interest expense. A settlement of the fair market value of the interest rate swaps as of December 31, 1999 would result in a receipt of approximately $1. Counterparties to interest rate swap contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counterparty is not significant.

  Annual maturities of long-term debt for the next five years are $1 in 2000 and 2001, $101 in 2002, $1 in 2003 and $27 in 2004.

  Interest expense incurred on short-term borrowings and long-term debt totaled $16 in 1999, $18 in 1998 and $25 in 1997; of which $1 was capitalized in 1998 and 1997.

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

                                                                   Other
                                                               Postretirement
                                             Pension Benefits     Benefits
                                             ----------------  ----------------
Change in Benefit Obligation                  1999      1998    1999     1998
----------------------------                 ------    ------  -------  -------
Benefit obligation at beginning of year..... $1,180    $1,155  $    71  $    71
Service cost................................     15        15        1        1
Interest cost...............................     79        79        5        5
Amendments..................................     --         1       --       --
Actuarial loss (gain).......................   (123)        8       (3)       2
Benefits paid...............................    (83)      (78)      (9)      (8)
                                             ------    ------  -------  -------
Benefit obligation at end of year........... $1,068    $1,180  $    65  $    71
                                             ======    ======  =======  =======
                                             Pension Benefits
                                             ----------------
Change in Plan Assets                         1999      1998
---------------------                        ------    ------
Fair value of plan assets at beginning of
 year....................................... $1,295    $1,224
Actual return on plan assets................    230       146
Employer contribution.......................      4         3
Asset transfers to Arch Chemicals...........    (22)       --
Benefits paid...............................    (83)      (78)
                                             ------    ------
Fair value of plan assets at end of year.... $1,424    $1,295
                                             ======    ======
                                                                    Other
                                                               Postretirement
                                             Pension Benefits     Benefits
                                             ----------------  ----------------
                                              1999      1998    1999     1998
                                             ------    ------  -------  -------
Funded status............................... $  356    $  115  $   (65) $   (71)
Unrecognized actuarial (gain) loss..........   (377)     (146)      10       13
Unrecognized transition obligation (asset)..     (6)      (13)      --       --
Unrecognized prior service cost.............     26        29       (4)      (4)
                                             ------    ------  -------  -------
Net amount recognized....................... $   (1)   $  (15) $   (59) $   (62)
                                             ======    ======  =======  =======
Amounts recognized in the consolidated
 balance sheet consist of:
  Prepaid benefit cost...................... $   27    $   12  $    --  $    --
  Accrued benefit liability.................    (28)      (29)     (59)     (62)
  Accumulated other comprehensive income....     --         2       --       --
                                             ------    ------  -------  -------
  Net amount recognized..................... $   (1)   $  (15) $   (59) $   (62)
                                             ======    ======  =======  =======

Principal Assumptions for Pension and Postretirement Benefits        1999  1998
-------------------------------------------------------------        ----  ----
Weighted average discount rate...................................... 8.0%  7.0%
Weighted average rate of compensation increase...................... 4.6%  4.6%
Long-term rate of return on assets.................................. 9.5%  9.5%

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                            -----------------  ---------------
Components of Net Periodic Benefit Cost
(Income)                                    1999   1998  1997  1999 1998  1997
---------------------------------------     -----  ----  ----  ---- ----  ----
Service cost............................... $  15  $ 15  $ 21  $ 1  $ 1   $ 1
Interest cost..............................    79    79    79    5    5     5
Expected return on plan assets.............  (103)  (99)  (92)  --   --    --
Amortization of prior service cost.........     4     4     3   --   (1)   (1)
Recognized actuarial loss (gain)...........    (6)   (6)   (6)  --    1     1
                                            -----  ----  ----  ---  ---   ---
Net periodic benefit cost (income)......... $ (11) $ (7) $  5  $ 6  $ 6   $ 6
                                            =====  ====  ====  ===  ===   ===

  The Company's common stock represented approximately 1% and 2% of the plan assets at December 31, 1999 and 1998, respectively.

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

  The accumulated postretirement benefit obligation was determined using the projected unit credit method and an assumed discount rate of 8% in 1999, 7% in 1998 and 7.25% in 1997. The assumed health care cost trend rate used for pre-65 retirees was 7.5% in 1999, 8% in 1998 and 9.7% in 1997, declining one-half percent per annum to 5.0%. For post-65 retirees, the Company provides a fixed dollar benefit which is not subject to escalation.

  Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage-point increase (decrease) in assumed health care cost trend rates would have a less than $1 increase (decrease) in total service and interest cost components and a $3 increase (decrease) in the postretirement benefit obligation.

  Subsequent to the spin-off of Arch Chemicals on February 8, 1999, Arch Chemicals became liable for the payment of all pension plan benefits earned by Arch Chemicals employees prior to and following the spin-off who retire after the spin-off. The Olin pension plan transferred assets to the Arch Chemicals pension plan and the amount of the assets were calculated based on the relative percentage of the Projected Benefit Obligation. Olin remains liable for postretirement, medical and death benefits provided to all employees who retired prior to the spin-off. Arch Chemicals is liable for the payment of all retiree medical and death benefits earned by Arch Chemicals employees prior to and following the spin-off who retire after the spin-off. The postretirement plan is an unfunded plan, therefore no assets were transferred.

  In connection with the Spin-Off of Arch Chemicals on February 8, 1999, the Company transferred $7 of postretirement benefit liability to Arch Chemicals.

Income Taxes

Components of Pretax Income from Continuing Operations         1999  1998  1997
------------------------------------------------------         ----  ----  ----
Domestic...................................................... $ 24  $ 54  $144
Foreign.......................................................    3     5     3
                                                               ----  ----  ----
Pretax income................................................. $ 27  $ 59  $147
                                                               ====  ====  ====
Components of Income Tax Expense (Benefit)
------------------------------------------
Currently payable:
  Federal..................................................... $ (9) $(88) $ 12
  State.......................................................    5     3    (4)
  Foreign.....................................................    3     2     1
                                                               ----  ----  ----
                                                                 (1)  (83)    9
Deferred......................................................   11   104    41
                                                               ----  ----  ----
Income tax expense............................................ $ 10  $ 21  $ 50
                                                               ====  ====  ====

  The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

Effective Tax Rate Reconciliation (Percent)                   1999   1998  1997
-------------------------------------------                   -----  ----  ----
Statutory federal tax rate...................................  35.0  35.0  35.0
Foreign income tax...........................................   0.5  (0.3) (0.9)
Foreign sales corporation....................................  (9.0) (0.9) (0.5)
Company-owned life insurance programs........................   6.9  (5.4) (1.6)
State income taxes, net...................................... (13.0)  1.7   0.2
Change in valuation reserve..................................  22.2    --    --
Equity in net income of affiliates...........................  (2.2) (0.9) (0.4)
Other, net...................................................  (3.4)  6.4   2.2
                                                              -----  ----  ----
Effective tax rate...........................................  37.0  35.6  34.0
                                                              =====  ====  ====

Components of Deferred Tax Assets and Liabilities                      1999  1998
-------------------------------------------------                      ----  ----
Deferred tax assets:
  Pension and postretirement benefits................................. $ 23  $ 30
  Environmental reserves..............................................   49    50
  Non-deductible reserves.............................................   37    46
  Alternative minimum tax.............................................   15     4
  State net operating losses..........................................   10    --
  Other miscellaneous items...........................................   10    18
                                                                       ----  ----
Total deferred tax assets.............................................  144   148
Valuation allowance...................................................   (6)   --
                                                                       ----  ----
Net deferred tax assets...............................................  138   148
                                                                       ----  ----
Deferred tax liabilities:
  Property, plant and equipment.......................................   59    69
  Capital loss........................................................   80    80
  Other miscellaneous items...........................................   35    24
                                                                       ----  ----
Total deferred tax liabilities........................................  174   173
                                                                       ----  ----
Net deferred tax liability............................................ $ 36  $ 25
                                                                       ====  ====

  Included in Other Current Assets at December 31, 1999 and 1998 are $15 and $12, respectively, of net current deferred assets.

  The Company has state net operating loss carryforwards of approximately $167 which are available to offset future state taxable income, if any, through 2014. The Company also has alternative minimum tax credit carryforwards of approximately $15 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

  At December 31, 1999, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $10. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

Accrued Liabilities

  Included in accrued liabilities are the following items:

                                                                      1999 1998
                                                                      ---- ----
      Accrued compensation and employee benefits..................... $ 36 $ 43
      Environmental..................................................   25   30
      Accrued costs for sale and restructurings of businesses and
       spin-off costs................................................    3   30
      Accrued insurance..............................................   14   21
      Other..........................................................   54   44
                                                                      ---- ----
                                                                      $132 $168
                                                                      ==== ====

Contributing Employee Ownership Plan

  The Contributing Employee Ownership Plan is a defined contribution plan available to essentially all domestic employees which provides a match of employee contributions. The Company is matching employee contributions with common stock. Expenses related to the plan are based on common stock allocated to participants. These costs (primarily the Company's contributions) amounted to $5, $8 and $9 in 1999, 1998 and 1997, respectively.

Stock Options

  Under the stock option plans, options may be granted to purchase shares of the Company's common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Options granted under the 1996 Stock Option Plan vest over three years. The 1996 Stock Option Plan and the 1991 Long Term Incentive Plan are the only plans with stock options available for future grants. At December 31, 1999, approximately 2,254,000 shares were available for future grants. As a result of the Spin-Off of Arch Chemicals the outstanding Olin options as of February 8, 1999 were converted into both an option to purchase Olin common stock and an option to purchase Arch Chemicals common stock with an adjustment of the exercise price designed to preserve the "intrinsic value" at the time of the spin-off. Olin will be responsible for delivering shares of the Olin common stock upon exercise, and Arch Chemicals will be responsible for delivering shares of Arch Chemicals stock upon exercise. The options maintain their original vesting schedule. The following table has been restated to reflect the new option price of the Olin options as a result of the transaction described above.

                                                                Weighted Average
                                                  Option Price    Option Price
                                       Shares      Per Share       Per Share
                                      ---------  -------------- ----------------
Outstanding at January 1, 1997....... 2,397,719  $13.34--$25.49      $20.20
  Granted............................   599,200    24.34--29.69       24.43
  Exercised..........................  (413,258)   13.34--24.68       18.08
  Canceled...........................  (137,198)   24.38--24.68       24.57
                                      ---------  --------------      ------
Outstanding at December 31, 1997..... 2,446,463    13.34--29.69       21.36
  Granted............................   835,700    18.33--29.38       27.12
  Exercised..........................   (84,528)   13.34--24.68       19.12
  Canceled...........................   (84,486)   16.04--29.38       25.75
                                      ---------  --------------      ------
Outstanding at December 31, 1998..... 3,113,149    13.34--29.69       22.85
  Granted............................   784,150    12.72--15.85       15.84
  Exercised..........................        --      -- -- --            --
  Canceled...........................  (218,049)   15.85--29.69       21.09
                                      ---------  --------------      ------
Outstanding at December 31, 1999..... 3,679,250  $12.72--$27.17      $21.46
                                      =========  ==============      ======

  Of the outstanding options at December 31, 1999, options covering 2,298,584 shares are currently exercisable at a weighted average exercise price of $21.92 and options covering 730,000 shares are held by Arch Chemicals employees.

  At December 31, 1999, common shares reserved for issuance under these plans were 6,081,813 and under additional remuneration agreements were estimated to be 100,000.

  In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". As allowed by SFAS No. 123, the Company has not recognized compensation cost for stock-based compensation arrangements. Pro forma net income and earnings per share were calculated based on the following assumptions as if the Company had recorded compensation expense for the stock options granted during the year. The fair value of each option granted during 1999, 1998 and 1997 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 5.35% in 1999, 3.2% in 1998 and 2.8% in 1997, risk-free interest rate of 6.25% in 1999, 5.5% in 1998 and 1997, expected volatility of 29% in 1999, 27% in 1998 and 21% in 1997 and an expected life of 7 years. The fair value of options granted during 1999, 1998 and 1997 was $3.85, $11.77 and $9.53, respectively. The following table shows the difference between reported and pro forma net income and earnings per share as if the Company had recorded compensation expense for the stock options granted during the year.

                                                                 1999  1998  1997
                                                                 ----- ----- -----
($ in millions, except per share data)
--------------------------------------
Net Income
  As reported................................................... $  21 $  78 $ 153
  Pro forma.....................................................    17    72   149
Per Share Data:
  Basic
    As reported.................................................  0.45  1.64  3.02
    Pro forma...................................................  0.38  1.52  2.96
  Diluted
    As reported.................................................  0.45  1.63  3.00
    Pro forma...................................................  0.38  1.52  2.95

Shareholder Rights Plan

  Effective February 1996, the Board of Directors adopted a new Shareholder Rights Plan to replace the prior plan which had been adopted in 1986. This plan is designed to prevent an acquirer from gaining control of the Company without offering a fair price to all shareholders. Each right entitles a shareholder (other than the acquirer) to buy one-five hundredth share of Series A Participating Cumulative Preferred Stock at an exercise price of one hundred twenty dollars. The rights are exercisable only if a person acquires more than 15% of the Company's common stock or if the Board of Directors so determines following the commencement of a tender or exchange offer to acquire more than 15% of the Company's common stock. If any person acquires more than 15% of the Company's common stock and in the event of a subsequent merger or combination, each right will entitle the holder (other than the acquirer) to purchase stock or other property of the acquirer having a value of twice the exercise price. The Company can redeem the rights at $.005 per right for a certain period of time. The rights will expire on February 27, 2006, unless redeemed earlier by the Company.

Segment Information

  Segment operating income is defined as earnings before interest, other income and income taxes and includes earnings of non-consolidated affiliates. Segment operating results in 1998 exclude the charge for the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42 pretax); and non-recurring costs associated with the spin-off of Arch Chemicals ($21 pretax).

                                                         1999    1998    1997
                                                        ------  ------  ------
Sales:
  Chlor Alkali Products...............................  $  273  $  366  $  411
  Metals..............................................     761     799     836
  Winchester..........................................     281     261     252
                                                        ------  ------  ------
Total sales...........................................  $1,315  $1,426  $1,499
                                                        ======  ======  ======
Operating Income (Loss) Before Loss on Sale and
 Restructuring of Businesses and Spin-off Costs:
  Chlor Alkali Products...............................  $  (58) $   55  $   99
  Metals..............................................      77      64      62
  Winchester..........................................      21      13      (4)
                                                        ------  ------  ------
Total Operating Income................................  $   40  $  132  $  157
                                                        ======  ======  ======
Equity Income (Loss) in Affiliated Companies, Included
 in Operating Income:
  Chlor Alkali Products...............................  $  (13) $   (1) $   (2)
  Metals..............................................       2       1       3
                                                        ------  ------  ------
Total Equity Income in Affiliated Companies...........  $  (11) $   --  $    1
                                                        ======  ======  ======
Depreciation Expense:
  Chlor Alkali Products...............................  $   36  $   33  $   33
  Metals..............................................      30      32      32
  Winchester..........................................      12      11      11
                                                        ------  ------  ------
Depreciation Expense..................................  $   78  $   76  $   76
                                                        ======  ======  ======
Amortization Expense:
  Metals..............................................  $    2  $    2  $    2
                                                        ======  ======  ======
Capital Spending:
  Chlor Alkali Products...............................  $   27  $   31  $   22
  Metals..............................................      33      25      28
  Winchester..........................................      13      12       9
  Other...............................................      --      10      17
                                                        ------  ------  ------
Total Capital Spending................................  $   73  $   78  $   76
                                                        ======  ======  ======
Investments in and Advances to Affiliated Companies at
 Equity:
  Chlor Alkali Products...............................  $    3  $    3  $   84
                                                        ======  ======  ======
Assets:
  Chlor Alkali Products...............................  $  263  $  297  $  290
  Metals..............................................     461     440     487
  Winchester..........................................     165     161     155
  Other...............................................     174     186     319
  Net Assets of Discontinued Operations...............      --     505     456
                                                        ------  ------  ------
Total Consolidated Assets.............................  $1,063  $1,589  $1,707
                                                        ======  ======  ======
Investments & Advances--Affiliated Companies at
 Equity:
  Chlor Alkali Products...............................  $   (3) $    7  $    7
  Metals..............................................       6       5       3
                                                        ------  ------  ------
Total Investments & Advances--Affiliated Companies....  $    3  $   12  $   10
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

                                                          1999    1998    1997
                                                         ------  ------  ------
Geographic Data:
----------------
Sales
  United States......................................... $1,267  $1,388  $1,456
  Foreign...............................................     48      38      43
  Transfers between areas
  United States.........................................     11      10       9
  Eliminations..........................................    (11)    (10)     (9)
                                                         ------  ------  ------
Total Sales............................................. $1,315  $1,426  $1,499
                                                         ======  ======  ======
Assets
  United States......................................... $1,016  $1,039  $1,216
  Foreign...............................................     44      45      35
  Investments...........................................      6       4      10
  Eliminations..........................................     (3)     (4)    (10)
  Net Assets of Discontinued Operations.................     --     505     456
                                                         ------  ------  ------
Total Assets............................................ $1,063  $1,589  $1,707
                                                         ======  ======  ======

  Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $72, $82, and $86 in 1999, 1998, and 1997, respectively.

Acquisitions

  During 1999, the Company completed the purchase of a manufacturer of microelectronic packages in England and a metal distribution company in Puerto Rico for a total of $3 million. In February 1997, the Company completed its purchase of the remaining 50% of Niachlor with a final payment of $2 to E.I. du Pont de Nemours and Company (DuPont). In December 1996, the Company made an advance payment of $75 to DuPont. These acquisitions were accounted for as purchases and accordingly, the results of operations, which were not material, are included in the consolidated financial statements from the dates of acquisition.

  Supplemental cash flow information on businesses acquired is as follows:

                                                                     1999 1997
                                                                     ---- ----
     Working capital................................................ $ 2  $ (5)
     Property, plant and equipment..................................  --   112
     Other liabilities..............................................  --    (5)
     Investments and advances--affiliated companies.................  --   (25)
     Other Assets...................................................   1    --
                                                                     ---  ----
     Purchase price................................................. $ 3  $ 77
                                                                     ===  ====

Dispositions and Restructurings

  During 1998 the Company recorded a pretax loss of $63 related to the sale of Olin Interconnect Technologies ($8), the restructuring of the rod, wire, and tube businesses at Indianapolis, IN ($34) and non-recurring costs associated with the spin-off of Arch Chemicals ($21).

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

  Supplemental cash flow information on businesses disposed is as follows:

                                                                     1998  1997
                                                                     ----  ----
     Proceeds....................................................... $ 4   $  5
     Working capital................................................  (4)    --
     Property, plant and equipment..................................  (8)    --
     Investments and advances.......................................  --    (11)
     Other assets...................................................  --      3
     Other liabilities..............................................  --      3
                                                                     ---   ----
     Loss on disposition of businesses.............................. $(8)  $ --
                                                                     ===   ====

  The following table summarizes the major components of the 1998 charges and the remaining balances as of December 31, 1999 excluding the non-cash asset writedown:

                                                                     Accrued
                                   Beginning Amounts              Restructuring
                                    of Year  Utilized Adjustments     Costs
                                   --------- -------- ----------- -------------
Employee Termination and
 Severance........................    $14      $ (8)      $(5)         $ 1
Legal and Investment Banker Fees..      8        (8)       --           --
Exit Costs........................      5        (1)       (2)           2
Other.............................      5        (5)       --           --
                                      ---      ----       ---          ---
                                      $32      $(22)      $(7)         $ 3
                                      ===      ====       ===          ===

  The adjustments represent changes in estimates of the cash expenditures for the major components of the 1998 charges. The adjustments will be utilized for the non-cash asset writedown, which was understated due to the lower-than-expected cash recoveries on these assets.

  Since the Company was unable to sell the rod, wire, and tube businesses at Indianapolis in 1998, the Company decided to shut down the operations, which occurred on December 31, 1998. The Company continues to produce sheet and strip copper-based alloys at the Indianapolis facility.

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

  The historical operating results of these businesses are shown net of tax as discontinued operations in the consolidated statements of income. Accordingly, 1999 includes the operating results of Arch Chemicals for the month of January. The years 1998 and 1997 include twelve months of operating results. The discontinued operations include an allocation of corporate overhead with the allocation based on either effort committed or number of employees. Management believes that the allocation methods used to allocate the costs and expenses are reasonable, however, such allocated amounts may or may not necessarily be indicative of what those expenses would have been had Arch

Chemicals operated independently of Olin. Interest expense was not allocated to Arch Chemicals. Net assets of discontinued operations in the consolidated balance sheet include those assets and liabilities attributable to the Arch Chemicals business.

  The Company has entered into tax sharing agreements with Arch Chemicals effectively providing that the Company will be responsible for the tax liability of Arch Chemicals for the years that Arch Chemicals was included in the Company's consolidated income tax returns. Income taxes have been allocated to Arch Chemicals based on its pretax income and calculated on a separate company basis pursuant to the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income taxes allocated to the discontinued operations were $2, $21 and $30 in 1999, 1998 and 1997, respectively.

  In addition, the Company entered into several other agreements with Arch Chemicals which cover such matters as technology transfers, transition services, covenants not to compete and chlorine and caustic supply.

  Condensed historical combined balance sheet and income statement data of the discontinued operations are summarized below:

                                                                 1998
                                                                 ----
     Combined Balance Sheets
     Total assets............................................... $722
     Total liabilities..........................................  217
     Equity.....................................................  505
                                                                 1999 1998 1997
                                                                 ---- ---- ----
     Combined Statements of Income
     Sales...................................................... $ 73 $863 $930
     Net income.................................................    4   40   56

Environmental

  The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $17 in 1999, $16 in 1998 and $17 in 1997. Charges to income for investigatory and remedial efforts were material to operating results in 1999, 1998 and 1997. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $125 at December 31, 1999 and $129 at December 31, 1998, of which $100 and $99 are classified as other noncurrent liabilities, respectively.

  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 1999, the Company had estimated additional contingent environmental liabilities of $40.

Commitments and Contingencies

  The Company leases certain properties, such as railroad cars, manufacturing, warehousing and office space and data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $32 in 1999, $38 in 1998 and $33 in 1997 (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows: $18 in 2000; $16 in 2001; $14 in 2002; $12 in 2003; $10 in 2004; and $34 thereafter.

  There are a variety of non-environmental legal proceedings pending or threatened against the Company. Those matters that are probable have been accrued for in the accompanying financial statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on results of operations, financial position or liquidity of the Company.

Other Financial Data

Quarterly Data (Unaudited)

                          First    Second     Third        Fourth
1999                     Quarter  Quarter  Quarter(/1/) Quarter(/2/) Year(/1/)(/2/)
----                     -------- -------- ------------ ------------ --------------
Sales................... $    305 $    315  $     354    $     341      $  1,315
Cost of goods sold......      263      271        310          291         1,135
Income from continuing
 operations.............        3        2          3            9            17
Net income..............        7        2          3            9            21
Per common share:
 Basic
  Income from continuing
   operations...........      .05      .05        .06          .20           .36
  Net income............      .14      .05        .06          .20           .45
 Diluted
  Income from continuing
   operations...........      .05      .05        .06          .20           .36
  Net income............      .14      .05        .06          .20           .45
Common dividends per
 share..................      .30      .20        .20          .20           .90
Market price of common
 stock(/3/)
  High..................   15 3/4  15 3/16   14 13/16       19 7/8        19 7/8
  Low...................    9 1/2  9 11/16    12 3/16       12 1/8         9 1/2

1998
----
Sales................... $    359 $    348  $     383    $     336      $  1,426
Cost of goods sold......      287      285        320          269         1,161
Income (loss) from
 continuing operations..       23       17        (11)           9            38
Net income (loss).......       39       38         (7)           8            78
Per common share:
 Basic
  Income (loss) from
   continuing
   operations...........      .47      .37       (.24)         .19           .79
  Net income (loss).....      .81      .81       (.15)         .16          1.64
 Diluted
  Income (loss) from
   continuing
   operations...........      .46      .37       (.24)         .19           .79
  Net income (loss).....      .80      .80       (.15)         .16          1.63
Common dividends per
 share..................      .30      .30        .30          .30          1.20
Market price of common
 stock(/3/)
  High..................  49 5/16   48 3/4     41 5/8       30 7/8       49 5/16
  Low...................  42 5/16   39 7/8     23 7/8     24 13/16        23 7/8

--------
(1) Operating results in 1998 include a charge for the sale of the microelectronic packaging unit at Manteca, CA and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42 pretax, $26 after tax and $0.55 diluted earnings per share).
(2) Operating results in 1998 include non-recurring costs associated with the spin-off of Arch Chemicals, Inc. primarily severance, investment banking and legal fees ($21 pretax, $15 after tax and $0.32 diluted earnings per share).
(3) New York Stock Exchange composite transactions.

Economic Value Added Performance Measure (Unaudited)

  In 1995, the Company recognized a need to improve our total return to shareholders. After a thorough review of our financial management systems, we selected an innovative business management system known as Economic Value Added, or EVA(R). Developed by Stern Stewart & Company, EVA is a highly successful management tool that builds upon and refines traditional tools. It is designed to help maximize long-term profitability, increase return on capital employed and operate businesses more effectively. EVA is recognized as a reliable predictor of stock market performance over a period of time. A positive correlation has been demonstrated between improvement in a company's EVA and the price of its stock. EVA is a method of measuring the Company's financial health by taking operating profit after taxes and subtracting a charge for capital employed. The table below summarizes the Company's EVA calculation for the years ended December 31, 1999 and 1998:

                                                                 1999  1998(/1/)
                                                                 ----  ---------
Earnings before interest and taxes.............................. $ 41    $136
Adjustments.....................................................   30      27
                                                                 ----    ----
Operating profit before taxes...................................   71     163
Cash taxes at 35%...............................................  (25)    (57)
                                                                 ----    ----
Net operating profit after taxes................................   46     106
Capital charge..................................................  (71)    (67)
                                                                 ----    ----
EVA............................................................. $(25)   $ 39
                                                                 ====    ====
Average capital employed........................................ $758    $712
                                                                 ====    ====
Return on capital...............................................  6.1%   14.9%
                                                                 ====    ====
Cost of capital.................................................  9.4%    9.4%
                                                                 ====    ====

--------
(1) Adjusted to reflect the Spin-Off of Arch Chemicals, Inc.

 Earnings Before Interest and Taxes

  Earnings before interest and taxes ("EBIT") is calculated as pretax profits plus interest expense, less interest income. EBIT in 1998 excludes the $63 million pretax charge for the sale of the microelectronic packaging unit at Manteca, CA, the restructuring of the rod, wire and tube businesses at Indianapolis, IN and non-recurring costs associated with the Spin-Off of Arch Chemicals. For EVA purposes, gains and losses on asset or business sales and restructurings are excluded from EBIT but instead, the related cash flows are considered permanent increases or decreases to the capital employed and are therefore part of the capital charge forever.

 Adjustments to EBIT

  Various adjustments are made to EBIT (as defined above) in order to determine operating profit before taxes, make EVA a better management tool and drive appropriate decision making and include the following:

    Goodwill is considered a permanent investment in capital employed. Accordingly, an adjustment is made to add goodwill amortization back to EBIT and average capital employed is adjusted such that the original amount of goodwill purchased is included in the asset base.

    LIFO (last in first out) based inventory is restated to a FIFO (first in first out) basis to appropriately reflect the actual current investment in inventory.

    Operating Leases are considered investments in capital and therefore an adjustment is made to EBIT to remove the implicit financing cost and average capital is increased by the net present value of the operating leases.

    Environmental remediation accruals are removed from EBIT and the after tax cash cost of legacy environmental remediation expenditures is added to the average capital base.

    Special Charges, such as the non-recurring costs associated with the Spin-Off of Arch Chemicals in 1998, are excluded from EBIT and the actual cash expenditures are accounted for as a permanent increase in average capital.

    Asset Sales are accounted for such that the pretax book gain or loss is excluded from EBIT and any after tax cash gain is a permanent reduction of average capital and any after tax cash loss is a permanent increase to average capital.

 Capital Charge

  The capital charge is the EVA based average capital employed multiplied by the cost of capital. The cost of capital is the Company's target weighted average cost of debt and equity capital.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

  The biographical information relating to Olin's Directors under the heading "Item 1--Election of Directors" in the Proxy Statement relating to Olin's 2000 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following
Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.

Item 11. Executive Compensation

  The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation appearing on pages 10 through 11 of the Proxy Statement and the graph appearing on page 15 of the Proxy Statement) is incorporated by reference in this Report. The information under the heading "Additional Information Regarding the Board of Directors--Compensation of Directors" in the Proxy Statement is incorporated by reference in this Report.

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

    3. Exhibits

  Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(r) below.

     3(a) Olin's Restated Articles of Incorporation as amended effective
          May 8, 1997--Exhibit 3 to Olin's Form 10-Q for the Quarter ended March 31, 1997.*
      (b) By-laws of Olin as amended effective April 29, 1999--Exhibit 3(b) to Olin's Form 10-Q for the quarter ended March 31, 1999.*
     4(a) Articles of Amendment designating Series A Participating
          Cumulative Preferred Stock, par value $1 per share--Exhibit 2 to Olin's Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*
      (b) Rights Agreement dated as of February 27, 1996 between Olin and Chemical Mellon Shareholder Services, LLP, Rights Agent--Exhibit 1 to Olin's Form 8-A dated February 21, 1996, covering Series A
          Participating Cumulative Preferred Stock Purchase Rights.*
      (c) Form of Senior Debt Indenture between Olin and Chemical Bank--
          Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental
          Indenture dated as of March 18, 1994 between Olin and Chemical Bank--Exhibit 4(c) to Registration Statement No. 33-52771; Prospectus Supplement dated June 17, 1992 to Prospectus dated June 16, 1992, with respect to Olin's 8% Senior Notes Due 2002 filed under Registration Statement No. 33-4479; and Prospectus Supplement dated May 23, 1995 to Prospectus dated May 4, 1994 relating to Medium Term Notes, Series A filed under Registration Statement No. 33-52771.*
      (d) Form of Subordinated Debt Indenture between Olin and Bankers Trust Company--Exhibit 4(i) to Registration Statement No. 33-4479.*
      (e) Amended and Restated Credit Agreement, dated as of September 30, 1993 and amended and restated as of February 22, 1999, among Olin and the banks named therein.--Exhibit 4(e) to Olin's Form 10-K for 1998.*

  Olin is party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

    10(a) 1980 Stock Option Plan for Key Employees of Olin Corporation and
          Subsidiaries, as amended--Exhibit 10(a) to Olin's Form 10-K for
          1991.*
      (b) 1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended through February 23, 1995--Exhibit 10(b) to Olin's Form 10-K for 1994.*
      (c) Amended and Restated Employee Deferral Plan, effective November 1, 1997, as amended and restated effective as of February 8, 1999--Exhibit 10(c) to Olin's Form 10-K for 1998.*
      (d) Olin Senior Executive Pension Plan as restated February 8, 1999--
          Exhibit 10(d) to Olin's Form 10-Q for the quarter ended March 31,
          1999.*
      (e) Olin Supplemental Contributing Employee Ownership Plan, effective January 1, 1990 as amended and restated as of February 8, 1999--
          Exhibit 10(e) to Olin's Form 10-Q for the quarter ended March 31,
          1999.*
      (f) Olin Corporation Key Executive Life Insurance Program--Exhibit 10(b) to Olin's Form 10-Q for Quarter ended March 31, 1986.*
      (g) Form of Olin Corporation Endorsement Split Dollar Agreement (effective January 1, 1993)--Exhibit 10(s) to Olin's Form 10-K for 1992.*
      (h) Form of executive agreement between Olin and certain executive officers as amended December 10, 1998--Exhibit 10(h) to Olin's Form 10-K for 1998.*

      (i) Form of special severance agreement provided to certain employees to become operative upon a "change in control" event--Exhibit
          10(n) to Olin's Form 10-K for 1997.*
      (j) Olin 1991 Long Term Incentive Plan, as amended through February
          23, 1995--Exhibit 10(u) to Olin's Form 10-K for 1994.*
      (k) Amended and Restated 1997 Stock Plan for Non-Employee Directors
          as amended and restated effective as of July 28, 1999--Exhibit
          10(n) to Olin's Form 10-Q for the quarter ended June 30, 1999.*
      (l) Olin Senior Management Incentive Compensation Plan, as amended through December 9, 1999--Exhibit A to Olin's 2000 Proxy
          Statement dated March 14, 2000.*
      (m) Description of Restricted Stock Unit Awards granted under the
          Olin 1991 Long Term Incentive Plan--Exhibit 10(bb) to Olin's Form 10-K for 1995.*
      (n) Form of EVA Incentive Plan (Management Incentive Compensation
          Plan)--Exhibit 10(dd) to Olin's Form 10-K for 1996.*
      (o) 1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries--Exhibit A to Olin's 1996 Proxy Statement dated
          March 12, 1996.*
      (p) Olin Supplementary and Deferral Benefit Pension Plan restated as of February 8, 1999--Exhibit 10(s) to Olin's Form 10-Q for the quarter ended March 31, 1999.*
      (q) Form of Senior Executive Retention Agreement between Olin and certain executive officers.
      (r) Olin Corporation 2000 Long Term Incentive Plan--Exhibit B to
          Olin's 2000 Proxy Statement dated March 14, 2000.*
      (s) Assumption of Liabilities and Indemnity Agreement, dated December 31, 1996, between Olin Corporation and Primex Technologies, Inc.--Exhibit 10(ii) to Olin's Form 10-K for 1996.*
      (t) Distribution Agreement between Olin Corporation and Arch
          Chemicals, Inc., dated as of February 1, 1999--Exhibit 2.1 to
          Olin's Form 8-K filed February 23, 1999.*
      (u) Form of Employee Benefits Allocation Agreement between Olin Corporation and Arch Chemicals, Inc.--Exhibit 10(v) to Olin's
          Form 10-K for 1998.*
      (v) 364-Day Credit Agreement dated as of January 27, 1999, among Arch Chemicals, Inc., Olin Corporation, the Lenders party thereto,
          Bank of America, National Trust and Savings Association, as Syndication Agent, Wachovia Bank, N.A., as Documentation Agent,
          The Chase Manhattan Bank, as Administrative Agent and Chase Securities, Inc., as Arranger--Exhibit 10.1 to Olin's Form 8-K
          filed February 23, 1999.*
      (w) Five-year Credit Agreement dated as of January 27, 1999, among
          Arch Chemicals, Inc., Olin Corporation, the Lenders party
          thereto, Bank of America, National Trust and Savings Association,
          as Syndication Agent, Wachovia Bank, N.A., as Documentation
          Agent, The Chase Manhattan Bank, as Administrative Agent and
          Chase Securities, Inc., as Arranger--Exhibit 10.2 to Olin's Form
          8-K filed February 23, 1999.*
    11. Computation of Per Share Earnings (included in the Note--"Earnings
        Per Share" to Notes to Consolidated Financial Statements in Item
        8.)
    12. Computation of Ratio of Earnings to Fixed Charges (unaudited).
    21. List of Subsidiaries.
    23. Consent of KPMG LLP dated March 7, 2000.
    27. Financial Data Schedule.
--------
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

 Any of the foregoing exhibits are available from the Company for a nominal charge by writing to: Mr. Richard E. Koch, Vice President, Investor Relations and Public Affairs, Olin Corporation, 501 Merritt 7, P.O. Box 4500, Norwalk, CT 06856-4500.

  (b) Reports on Form 8-K
  No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Olin Corporation
Date: March 7, 2000

                                                 /s/ Donald W. Griffin
                                          By___________________________________
                                                     Donald W. Griffin
                                                   Chairman of the Board,
                                                       President and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                        Title                   Date
             ---------                        -----                   ----

     /s/ Donald W. Griffin          Chairman of the Board,        March 7, 2000
 _________________________________   President and Chief
         Donald W. Griffin           Executive Officer and
                                     Director (Principal
                                     Executive Officer)

     /s/ William W. Higgins         Director                      March 7, 2000
 _________________________________
         William W. Higgins

                                    Director
 _________________________________
        Suzanne Denbo Jaffe

    /s/ Randall W. Larrimore        Director                      March 7, 2000
 _________________________________
        Randall W. Larrimore

 /s/ G. Jackson Ratcliffe, Jr.      Director                      March 7, 2000
 _________________________________
     G. Jackson Ratcliffe, Jr.

     /s/ Richard M. Rompala         Director                      March 7, 2000
 _________________________________
         Richard M. Rompala

    /s/ Anthony W. Ruggiero         Executive Vice President      March 7, 2000
 _________________________________   and Chief Financial
        Anthony W. Ruggiero          Officer (Principal
                                     Financial Officer)

     /s/ Mary E. Gallagher          Controller (Principal         March 7, 2000
 _________________________________   Accounting Officer)
         Mary E. Gallagher

                              PRINTED ON RECYCLED PAPER

                                [RECYCLED LOGO]