Form 10-Q
period 2000-03-31
OLIN CORP
filed 2000-05-12
CIK 74303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_______________

Commission file number 1-1070

                                Olin Corporation
             (Exact name of registrant as specified in its charter)

             Virginia                                        13-1872319
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


       501 Merritt 7, Norwalk, CT                               06851
(Address of principal executive offices)                     (Zip Code)


                                 (203) 750-3000
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
  (Former name, address, and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No __

As of April 30, 2000, there were outstanding 45,132,365 shares of the registrant's common stock.

Part I - Financial Information
  Item 1.  Financial Statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Condensed Balance Sheets
                                  (In millions)

                                                                  Unaudited
                                                                   March 31,         December 31,
                                                                     2000               1999
                                                                   --------           --------
ASSETS
------
Cash and cash equivalents                                          $    5.5           $   21.0
Short-term investments                                                 25.0               25.0
Accounts receivable, net                                              227.0              196.4
Inventories                                                           215.6              208.4
Income taxes receivable                                                31.6               32.7
Other current assets                                                   18.1               20.4
                                                                   --------           --------
  Total current assets                                                522.8              503.9
Investments and advances - affiliated companies at equity              (3.0)               3.4
Property, plant and equipment
 (less accumulated depreciation
  of $1,145.5 and $1,127.2)                                           463.0              467.8
Other assets                                                           91.2               88.3
                                                                   --------           --------
Total assets                                                       $1,074.0           $1,063.4
                                                                   ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                                   $   25.0           $    1.0
Accounts payable                                                       92.6              115.2
Income taxes payable                                                    9.5                4.2
Accrued liabilities                                                   122.6              131.9
                                                                   --------           --------
  Total current liabilities                                           249.7              252.3
Long-term debt                                                        228.7              229.2
Deferred income taxes                                                  56.7               50.7
Other liabilities                                                     218.9              221.7
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares
      Issued 45.1 shares                                               45.1               45.1
  Additional paid-in capital                                          234.0              233.7
  Accumulated other comprehensive loss                                 (9.5)              (9.5)
  Retained earnings                                                    50.4               40.2
                                                                   --------           --------
  Total shareholders' equity                                          320.0              309.5
                                                                   --------           --------
Total liabilities and shareholders' equity                         $1,074.0           $1,063.4
                                                                   ========           ========

----------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   Condensed Statements of Income (Unaudited)
                     (In millions, except per share amounts)

                                                                    Three Months
                                                                   Ended March 31,
                                                             -------------------------
                                                               2000             1999
                                                             -------           -------
Sales                                                        $ 362.4           $ 304.8
Cost of goods sold                                             298.3             262.9
Selling and administration                                      27.6              31.3
Research and development                                         1.4               1.6
Loss of non-consolidated affiliates                             (0.5)             (2.5)
Interest expense                                                 3.9               3.8
Interest income                                                  0.1               0.7
Other income                                                     0.4               0.1
                                                             -------           -------
  Income from continuing operations before taxes                31.2               3.5
Income taxes                                                    11.9               1.4
                                                             -------           -------
Income from continuing operations                               19.3               2.1
  Income from discontinued operations, net of taxes               --               4.4
                                                             -------           -------
Net income                                                   $  19.3           $   6.5
                                                             =======           =======

Net income per common share:
Basic:
  Continuing operations                                      $  0.43           $  0.05
  Discontinued operations                                         --              0.09
                                                             -------           -------
Total net income                                             $  0.43           $  0.14
                                                             =======           =======

Diluted:
  Continuing operations                                      $  0.43           $  0.05
  Discontinued operations                                         --              0.09
                                                             -------           -------
Total net income                                             $  0.43           $  0.14
                                                             =======           =======

Dividends per common share                                   $  0.20           $  0.30
Average common shares outstanding:
  Basic                                                         45.1              45.9
  Diluted                                                       45.2              45.9


----------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 Condensed Statements of Cash Flows (Unaudited)
                                  (In millions)

                                                                              Three Months
                                                                             Ended March 31,
                                                                          ---------------------
                                                                           2000            1999
                                                                          -----           -----
Operating activities
--------------------
Net income                                                                $19.3           $ 2.1
Adjustments to reconcile income from continuing operations to net cash and cash equivalents provided by operating activities
    Loss of non-consolidated affiliates                                     0.5             2.5
    Depreciation and amortization                                          19.4            18.6
    Deferred income taxes                                                   6.0            (4.2)
    Change in:
        Receivables                                                       (30.6)           (6.5)
        Inventories                                                        (7.2)           (8.1)
        Other current assets                                                2.3            (0.3)
        Accounts payable and accrued liabilities                          (31.9)          (45.5)
        Income taxes payable                                                6.4            22.5
        Noncurrent liabilities                                             (2.5)            1.0
Other operating activities                                                 (3.9)           (0.4)
                                                                          -----           -----
Net cash and cash equivalents used by operating
  activities from continuing operations                                   (22.2)          (18.3)
Discontinued operations:
  Net income                                                                 --             4.4
  Change in net assets                                                       --            (7.3)
                                                                          -----           -----
  Net operating activities                                                (22.2)          (21.2)
                                                                          -----           -----


Investing activities
--------------------
Capital expenditures                                                      (14.5)           (8.3)
Purchases of short-term investments                                          --           (25.2)
Proceeds from sale of short-term investments                                 --            10.4
Investments and advances-affiliated companies at equity                     6.3             2.4
Other investing activities                                                  0.5             1.1
                                                                          -----           -----
  Net investing activities                                                 (7.7)          (19.6)
                                                                          -----           -----

Financing activities
--------------------
Short-term borrowings                                                      24.0              --
Long-term debt repayments                                                  (0.5)           (0.4)
Purchases of Olin common stock                                               --            (3.2)
Borrowings under line of credit assumed by Arch Chemicals, Inc.              --            75.0
Dividends paid                                                             (9.1)          (13.8)
                                                                          -----           -----
  Net financing activities                                                 14.4            57.6
                                                                          -----           -----
  Net (decrease)increase in cash and cash equivalents                     (15.5)           16.8
Cash and cash equivalents, beginning of period                             21.0            50.2
                                                                          -----           -----
Cash and cash equivalents, end of period                                  $ 5.5           $67.0
                                                                          =====           =====

----------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              (Tabular amounts in millions, except per share data)

1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Inventory consists of the following:

                                             March 31,       December 31,
                                               2000             1999
                                              ------           ------
          Raw materials and supplies          $119.9           $120.1
          Work in process                      106.9            111.4
          Finished goods                        64.2             50.2
                                              ------           ------
                                               291.0            281.7
          LIFO reserve                         (75.4)           (73.3)
                                              ------           ------
          Inventory, net                      $215.6           $208.4
                                              ======           ======

     Inventories are valued principally by the dollar value last-in, first-out
     (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at March 31, 2000, reflect certain estimates relating to inventory quantities and costs at December 31, 2000.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

                                                          Three Months
                                                         Ended March 31,
                                                       -----------------
          Basic Earnings Per Share                     2000         1999
          ------------------------                     ----         ----
          Basic earnings:
          Income from continuing operations          $ 19.3         $  2.1
          Net income                                 $ 19.3         $  6.5

          Basic shares                                 45.1           45.9

          Basic earnings per share:
          Continuing operations                      $ 0.43         $ 0.05
          Net income                                 $ 0.43         $ 0.14

                                                          Three Months
                                                         Ended March 31,
                                                     ----------------------
          Diluted Earnings Per Share                  2000            1999
          --------------------------                 ------          ------
          Diluted earnings:
          Income from continuing operations          $ 19.3          $  2.1
          Net income                                 $ 19.3          $  6.5

          Diluted shares:
          Basic shares                                 45.1            45.9
          Stock options                                  .1              --
                                                     ------          ------
          Diluted shares                               45.2            45.9
                                                     ======          ======
          Diluted earnings per share:
          Continuing operations                      $ 0.43          $ 0.05
          Net income                                 $ 0.43          $ 0.14

4. The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $3 million and $4 million for the three months ended March 31, 2000 and 1999, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1999 and may be material to operating results in 2000. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $123 million at March 31, 2000 and $125 million at December 31, 1999, of which $98 million and $100 million were classified as other noncurrent liabilities, respectively.

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


5. In April 1998, the Board of Directors authorized an additional share repurchase program of up to 5 million shares of Olin common stock, from time to time, as conditions warrant. Since January 1997 the Company has repurchased 7,844,600 shares, of which 2,844,600 were under the April 1998 program. During the first three months of 2000, no shares of the Company's common stock were repurchased.

6. Segment operating income is defined as earnings before interest expense, interest income, other income and income taxes and includes the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.

                                                            Three Months
                                                           Ended March 31,
                                                        --------------------
     Sales:                                               2000         1999
                                                        ------        ------
        Chlor Alkali Products                           $ 80.2        $ 66.9
        Metals                                           221.9         182.3
        Winchester                                        60.3          55.6
                                                        ------        ------
     Total Sales                                        $362.4        $304.8
                                                        ======        ======

     Operating income (loss):
        Chlor Alkali Products                           $  4.8        $(12.8)
        Metals                                            25.1          18.0
        Winchester                                         4.7           1.3
                                                        ------        ------
     Total operating income                             $ 34.6        $  6.5
                                                        ======        ======

     Operating income                                   $ 34.6        $  6.5
        Interest expense                                   3.9           3.8
        Interest income                                    0.1           0.7
        Other income                                       0.4           0.1
                                                        ------        ------
     Income from continuing operations before taxes     $ 31.2        $  3.5
                                                        ======        ======

7. As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income for the three-month periods ended March 31, 2000 and 1999 are as follows:

                                                             Three Months
                                                            Ended March 31,
                                                         --------------------
                                                         2000            1999
                                                         ----            ----
          Net income                                     $19.3          $ 6.5
          Other comprehensive income:
              Cumulative translation adjustment             --            1.1
                                                         -----          -----
          Comprehensive income                           $19.3          $ 7.6
                                                         =====          =====

8. On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. ("Arch Chemicals"). For the first three months of 1999, net income from discontinued operations includes one month of operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS

                                                               Three Months
                                                              Ended March 31,
                                                            -----------------
($ in millions, except per share data)                       2000      1999
-----------------------------------------------------------------------------
Sales                                                      $362.4      $304.8
Gross Margin                                                 64.1        41.9
Selling and Administration                                   27.6        31.3
Interest Expense, net                                         3.8         3.1
Income from Continuing Operations                            19.3         2.1
Net Income                                                   19.3         6.5
Diluted Earnings Per Common Share:
  Income From Continuing Operations                         $0.43       $0.05
  Net Income                                                $0.43       $0.14
-----------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO 1999

Sales increased 19% due to higher selling prices and metal values and increased volumes. The increase in selling prices was primarily related to higher Electrochemical Unit ("ECU") prices in the Chlor Alkali Products segment. Sales volumes were higher across all segments with the biggest impact coming from the Metals segment.

Gross margin percentage increased from 14% in 1999 to 18% in 2000 primarily due to higher ECU prices.

Selling and Administration as a percentage of sales was 8% in 2000 down from 10% in 1999 due to the higher sales base in 2000 as a result of the factors noted above. Selling and administration was $3.7 million lower than in 1999 due to lower administration expenses, primarily pension expense.

The increase in operating results from the non-consolidated affiliates was due primarily to the improved operating results from the Sunbelt joint venture, which was favorably impacted by the higher ECU pricing.

Interest expense, net of interest income, increased from 1999 due primarily to lower interest income in 2000 due to lower average cash, cash equivalents and short-term investment balances.

The effective tax rate decreased to 38.1% from 40.0% due to estimated lower full-year non-deductible expenses related to Company-owned life insurance programs.

SEGMENT OPERATING RESULTS

Segment operating results are defined as earnings before interest expense, interest income, other income and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses.


CHLOR ALKALI PRODUCTS                                        Three Months
                                                            Ended March 31,
                                                          ------------------
($ in millions)                                            2000       1999
----------------------------------------------------------------------------
Sales                                                     $80.2        $66.9
Operating Income (Loss)                                     4.8        (12.8)

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO 1999

Sales and operating results were higher than 1999 primarily due to higher ECU pricing and ongoing cost reduction initiatives. Average ECU prices in the first quarter of 2000 were approximately $275, compared to $230 in the first quarter of 1999. Lower equity losses in 2000 from the Sunbelt joint venture due to the increase in ECU prices, also contributed to the improvement in operating income.


METALS

                                                             Three Months
                                                            Ended March 31,
                                                          ------------------
($ in millions)                                            2000       1999
----------------------------------------------------------------------------
Sales                                                     $221.9      $182.3
Operating Income                                            25.1        18.0


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO 1999

Sales increased 22% due to higher metal values and increased volumes. Strip shipments for automotive, ammunition and coinage exceeded the 1999 first-quarter levels and demand from housing and electronics remained strong. Volumes were higher in the distributor markets served by A.J. Oster, as were Olin Aegis' volumes to the telecommunications industry. Higher volumes, favorable product mix and ongoing cost reduction programs contributed to the improvement in operating income.

WINCHESTER                                                    Three Months
                                                             Ended March 31,
                                                            ----------------
($ in millions)                                             2000       1999
----------------------------------------------------------------------------
Sales                                                       $60.3      $55.6
Operating Income                                              4.7        1.3

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO 1999

Sales in 2000 were 8% higher than 1999 due to higher volumes of commercial ammunition and higher selling prices in certain product lines. Military sales were also higher in 2000. Operating income improved significantly from 1999 due to stronger sales volumes and higher fees from the Lake City Army Ammunition Plant due to increased production activity associated with the contract transition. The Company did not prevail in its protest of the contract award to operate this plant. Therefore, the Company's contract to operate that facility ended at the end of the first quarter and future financial results will not include this operation.

2000 SECOND QUARTER OUTLOOK

For the three months ending June 30, 2000, diluted earnings per share is expected to be in the 50 cent range, assuming the Company's average ECU prices increase as expected and demand in the Metals and Winchester segments remains strong.

DISCONTINUED OPERATIONS

On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. ("Arch Chemicals") (the "Spin-Off"). For the first three months of 1999, net income includes one month of operating results.

ENVIRONMENTAL MATTERS

In the three months ended March 31, 2000 and 1999, the Company spent approximately $5 million and $4 million, respectively, for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental, investigatory and remedial efforts for the full year 2000 is estimated to be $25 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles considering probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $3 million and $4 million for the three months ended March 31, 2000 and 1999, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1999 and may be material to net income in 2000 and future years.

The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $123 million at March 31,

2000 and $125 million at December 31, 1999, of which $98 million and $100 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $40 - $50 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA
                                                              Three Months
                                                            Ended March, 31
                                                        -----------------------
Provided By (Used For) ($ in millions)                    2000           1999
-------------------------------------------------------------------------------
Net Cash and Cash Equivalents
  Used For Operating Activities
  from Continuing Operations                            $ (22.2)       $ (18.3)
Net Operating Activities                                  (22.2)         (21.2)
Capital Expenditures                                      (14.5)          (8.3)
Net Investing Activities                                   (7.7)         (19.6)
Purchases of Olin Common Stock                               --           (3.2)
Net Financing Activities                                   14.4           57.6

In 2000, income from continuing operations exclusive of non-cash charges, borrowings under uncommitted bank lines of credit and cash and cash equivalents on hand were used to finance the Company's working capital requirements, capital projects and dividends.

OPERATING ACTIVITIES

In 2000, the increase in cash used for operating activities from continuing operations was primarily attributable to an increased investment in working capital, offset in part by higher operating income. Higher accounts receivable in 2000 were due to higher metal values and ECU prices and increased volumes across all segments.

CAPITAL EXPENDITURES

Capital spending of $14.5 million in 2000 was $6.2 million higher than 1999. For the total year, capital spending is expected to be in the $100 million range. The increase in capital spending in the first quarter of 2000 and for the total year 2000 over the comparable 1999 periods is primarily in the Metals segment to expand production capacity in its higher value added product categories, in particular high performance alloys.

FINANCING ACTIVITIES

At March 31, 2000, the Company had available a $165 million line of credit under an unsecured revolving credit agreement with a group of banks. The Company may select various floating rate borrowing options. The Company believes that the credit facility is adequate to satisfy its liquidity needs for the foreseeable future. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest.

During the first three months of 2000, no shares of the Company's common stock were repurchased. During the first three months of 1999, the Company used $3.2 million to repurchase 300,000 shares of the Company's common stock.

Prior to the Spin-Off in February 1999, the Company borrowed $75 million under a credit facility, which liability was assumed by Arch Chemicals. The Company used these funds for general corporate purposes, which included share repurchases.

The percent of total debt to total capitalization increased to 44% at March 31, 2000, from 43% at year-end 1999 and 40% at March 31, 1999.

In 2000, the Company paid a first quarter dividend of $0.20 per share. Prior to the Spin-Off, the Company paid a first quarter 1999 dividend of $.30 per share. Following the distribution of Arch Chemicals, the quarterly dividend was reduced to $.20 per share to reflect the effect of the distribution. In April 2000, the Company's Board of Directors declared a quarterly dividend of $0.20 per share on its common stock, which is payable on June 9, 2000, to shareholders of record on May 10, 2000.

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

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: The information contained in the 2000 Second Quarter Outlook section, the Environmental Matters section, the Liquidity, Investment Activity and Other Financial Data section (and subsections thereof), and Notes to Condensed Financial Statements contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the Company and its respective divisions operate. Words such as "anticipates," "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: general economic and business and market conditions; lack of moderate growth in the U.S. economy or even a slight recession in 2000; competitive pricing pressures; changes in Chlor Alkali's ECU prices from expected levels; Chlor Alkali operating rates below current levels; higher-than-expected raw material costs; higher-than-expected transportation and/or logistics costs; a downturn in any of the markets the Company serves such as electronics, automotive, ammunition and housing; the supply/demand balance for the Company's products, including the impact of excess industry capacity; efficacy of new technologies; changes in U.S. laws and regulations; failure to achieve targeted cost reduction programs; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.

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

Certain materials, namely copper, lead and zinc, used primarily in the Company's Metals and Winchester segments products are subject to price volatility. Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of March 31, 2000, the Company maintained open positions on futures contracts totaling $39 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, the Company would experience a $3.9 million increase in its cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity is not material to the Company's consolidated financial position, results of operations or cash flow. The current debt structure of the Company includes primarily long-term fixed-rate debt utilized to fund business operations and maintain liquidity. As of March 31, 2000, the Company had long-term borrowings of $229 million of which $35 million was at variable rates. The Company has interest rate swaps to hedge underlying debt obligations. Interest rate swap activity is not material to the Company's consolidated financial position, results of operations or cash flow.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on the Company's cash flow may be materially different than that disclosed above.

The Company does not enter into any derivative financial instruments for trading purposes.

                           Part II - Other Information

Item 1.   Legal Proceedings.

               Not Applicable.


Item 2.   Changes in Securities and Use of Proceeds.

               Not Applicable.


Item 3.   Defaults Upon Senior Securities.

               Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

               Not Applicable.


Item 5.   Other Information.

               Not Applicable.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               12.  Computation of Ratio of Earnings to Fixed Charges
                    (Unaudited).

               27.  Financial Data Schedule.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OLIN CORPORATION
                                           (Registrant)



                                           By:    /s/ A. W. Ruggiero
                                                  ------------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Authorized Officer)


Date:  May 12, 2000

                                  EXHIBIT INDEX


Exhibit
  No.      Description
-------    -----------

12.        Computation of Ratio of Earnings to Fixed Charges (Unaudited).

27.        Financial Data Schedule.