Form 10-Q
period 2000-06-30
OLIN CORP
filed 2000-08-11
CIK 74303

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2000
                                ------------------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to
                                ------------------------------------------------

Commission file number                                  1-1070
                             ---------------------------------------------------

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


As of July 31, 2000, there were outstanding 45,134,583 shares of the registrant's common stock.

Part I - Financial Information
  Item 1.  Financial Statements.

                     OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                Condensed Balance Sheets
                                      (In millions)

                                                                    Unaudited
                                                                     June 30,              December 31,
                                                                      2000                     1999
                                                                    --------                --------
ASSETS
------
Cash and cash equivalents                                             $ 14.0                  $ 21.0
Short-term investments                                                  25.0                    25.0
Accounts receivable, net                                               233.3                   196.4
Inventories                                                            204.4                   208.4
Income taxes receivable                                                 27.1                    32.7
Other current assets                                                    19.5                    20.4
                                                                    --------                --------
  Total current assets                                                 523.3                   503.9
Investments and advances - affiliated companies at equity               (2.0)                    3.4
Property, plant and equipment
 (less accumulated depreciation
  of $1,159.7 and $1,127.2)                                            462.3                   467.8
Other assets                                                            95.5                    88.3
                                                                    --------                --------
Total assets                                                        $1,079.1                $1,063.4
                                                                    ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                                       $ 1.0                   $ 1.0
Accounts payable                                                       102.2                   115.2
Income taxes payable                                                     6.7                     4.2
Accrued liabilities                                                    135.7                   131.9
                                                                    --------                --------
  Total current liabilities                                            245.6                   252.3
Long-term debt                                                         228.7                   229.2
Deferred income taxes                                                   58.8                    50.7
Other liabilities                                                      212.8                   221.7
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares
      Issued 45.1 shares                                                45.1                    45.1
  Additional paid-in capital                                           234.8                   233.7
  Accumulated other comprehensive loss                                 (11.5)                   (9.5)
  Retained earnings                                                     64.8                    40.2
                                                                    --------                --------
  Total shareholders' equity                                           333.2                   309.5
                                                                    --------                --------
 Total liabilities and shareholders' equity                         $1,079.1                $1,063.4
                                                                    ========                ========



-----------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   Condensed Statements of Income (Unaudited)
                     (In millions, except per share amounts)


                                                                  Three Months                        Six Months
                                                                 Ended June 30,                     Ended June 30,
                                                               ------------------                 -------------------
                                                               2000           1999                2000           1999
                                                               ----           ----                ----           ----
Sales                                                         $378.1         $314.8              $740.5         $619.6
Cost of goods sold                                             305.6          271.3               603.9          534.2
Selling and administration                                      32.0           32.0                59.6           63.3
Research and development                                         1.4            1.7                 2.8            3.3
Earnings(loss) of non-consolidated affiliates                    0.9           (3.4)                0.4           (5.9)
Interest expense                                                 4.0            4.1                 7.9            7.9
Interest income                                                  0.2            0.9                 0.3            1.6
Other income                                                     1.6            0.6                 2.0            0.7
                                                              ------         ------              ------         ------
  Income from continuing operations before taxes                37.8            3.8                69.0            7.3
Income taxes                                                    14.5            1.5                26.4            2.9
                                                              ------         ------              ------         ------
Income from continuing operations                               23.3            2.3                42.6            4.4
  Income from discontinued operations, net of taxes                -              -                   -            4.4
                                                              ------         ------              ------         ------
Net income                                                    $ 23.3         $  2.3              $ 42.6          $ 8.8
                                                              ======         ======              ======         ======
Net income per common share:
Basic:
  Continuing operations                                       $ 0.52         $ 0.05              $ 0.95         $ 0.10
  Discontinued operations                                         -              -                   -            0.09
                                                              ------         ------              ------         ------
Total net income                                              $ 0.52         $ 0.05              $ 0.95         $ 0.19
                                                              ======         ======              ======         ======
Diluted:
  Continuing operations                                       $ 0.52         $ 0.05              $ 0.94         $ 0.10
  Discontinued operations                                          -              -                   -           0.09
                                                              ------         ------              ------         ------
Total net income                                              $ 0.52         $ 0.05              $ 0.94         $ 0.19
                                                              ======         ======              ======         ======
Dividends per common share                                    $ 0.20         $ 0.20              $ 0.40         $ 0.50
Average common shares outstanding:
  Basic                                                         45.1           45.5                45.1           45.7
  Diluted                                                       45.2           45.5                45.2           45.7



-----------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 Condensed Statements of Cash Flows (Unaudited)
                                  (In millions)

                                                                                      Six Months
                                                                                     Ended June 30,
                                                                                  ----------------------
                                                                                  2000              1999
                                                                                  ----              ----
Operating activities
--------------------
Income from continuing operations                                                 $42.6             $4.4
Adjustments to reconcile income from continuing operations to net cash and cash equivalents provided by operating activities
   (Earnings)loss of non-consolidated affiliates                                   (0.4)             5.9
    Depreciation and amortization                                                  39.0             38.1
    Deferred income taxes                                                           8.1             (4.2)
    Change in:
        Receivables                                                               (36.9)            (8.3)
        Inventories                                                                 4.0            (10.0)
        Other current assets                                                        0.9             (1.2)
        Accounts payable and accrued liabilities                                   (9.2)           (39.1)
        Income taxes payable                                                        8.1             17.6
        Noncurrent liabilities                                                     (8.4)            (0.4)
Other operating activities                                                         (8.1)            (2.9)
                                                                                  -----            -----
Net cash and cash equivalents provided(used) by operating
  activities from continuing operations                                            39.7             (0.1)
Discontinued operations:
  Net income                                                                         -               4.4
  Change in net assets                                                               -              (7.3)
                                                                                  -----            -----
  Net operating activities                                                         39.7             (3.0)
                                                                                  -----            -----

Investing activities
--------------------
Capital expenditures                                                              (32.4)           (24.5)
Purchases of short-term investments                                                   -            (27.9)
Proceeds from sale of short-term investments                                          -             14.3
Investments and advances-affiliated companies at equity                             5.6             (0.2)
Other investing activities                                                         (2.0)             1.6
                                                                                  -----            -----
  Net investing activities                                                        (28.8)           (36.7)
                                                                                  -----            -----
Financing activities
--------------------
Long-term debt repayments                                                          (0.5)            (0.4)
Purchases of Olin common stock                                                        -             (8.6)
Borrowings under line of credit assumed by Arch Chemicals, Inc.                       -             75.0
Stock options exercised                                                             0.9                -
Dividends paid                                                                    (18.0)           (22.9)
Other financing activities                                                         (0.3)              -
                                                                                  -----            -----
  Net financing activities                                                        (17.9)            43.1
                                                                                  -----            -----
  Net (decrease)increase in cash and cash equivalents                              (7.0)             3.4
Cash and cash equivalents, beginning of period                                     21.0             50.2
                                                                                  -----            -----
Cash and cash equivalents, end of period                                          $14.0            $53.6
                                                                                  -----            -----



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

2. Inventory consists of the following:


                                                        June 30,                 December 31,
                                                         2000                       1999
                                                        ------                     ------
     Raw materials and supplies                         $121.7                     $120.1
     Work in process                                      88.9                      111.4
     Finished goods                                       69.5                       50.2
                                                        ------                     ------
                                                         280.1                      281.7
     LIFO reserve                                        (75.7)                     (73.3)
                                                        ------                     ------
     Inventory, net                                     $204.4                     $208.4
                                                        ======                     ======

   Inventories are valued principally by the dollar value last-in, first-out
   (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at June 30, 2000, reflect certain estimates relating to inventory quantities and costs at December 31, 2000.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.


                                                                          Three Months                        Six Months
                                                                         Ended June 30,                      Ended June 30,
                                                                         --------------                      --------------
     Basic Earnings Per Share                                        2000              1999              2000              1999
     ------------------------                                       -----             -----             -----             -----
     Basic earnings:
     Income from continuing operations                              $23.3             $ 2.3             $42.6             $ 4.4
     Net income                                                     $23.3             $ 2.3             $42.6             $ 8.8

     Basic shares                                                    45.1              45.5              45.1              45.7

     Basic earnings per share:
     Continuing operations                                          $0.52             $0.05             $0.95             $0.10
     Net income                                                     $0.52             $0.05             $0.95             $0.19

                                                    Three Months               Six Months
                                                   Ended June 30,             Ended June 30,
                                                  ----------------           ---------------
   Diluted Earnings Per Share                     2000        1999           2000       1999
   --------------------------                     -----       -----          -----      ----
   Diluted earnings:
   Income from continuing operations              $23.3       $ 2.3          42.6      $ 4.4
   Net income                                     $23.3       $ 2.3          42.6      $ 8.8
   Diluted shares:
   Basic shares                                    45.1        45.5          45.1       45.7
   Stock options                                     .1           -            .1          -
                                                  -----       -----         -----      -----
   Diluted shares                                  45.2        45.5          45.2       45.7
                                                  =====       =====         =====      =====
   Diluted earnings per share:
   Continuing operations                          $0.52       $0.05          0.94     $ 0.10
   Net income                                     $0.52       $0.05          0.94     $ 0.19

4. The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million for the three-month periods ended June 30, 2000 and 1999, and $7 million and $8 million for the six-month periods ended June 30, 2000 and 1999, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1999 and may be material to operating results in 2000. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $119 million at June 30, 2000 and $125 million at December 31, 1999, of which $94 million and $100 million were classified as other noncurrent liabilities, respectively.

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


5. In April 1998, the Board of Directors authorized an additional share repurchase program of up to 5 million shares of Olin common stock, from time to time, as conditions warrant. Since January 1997 the Company has repurchased 7,844,600 shares, of which 2,844,600 were under the April 1998 program. During the first six months of 2000, no shares of the Company's common stock were repurchased.

6. Segment operating income is defined as earnings before interest expense, interest income, other income and income taxes and includes the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.

                                                                          Three Months                      Six Months
                                                                          Ended June 30,                   Ended June 30,
                                                                          --------------                   --------------
   Sales:                                                               2000             1999              2000             1999
                                                                      ------           ------            ------           ------
      Chlor Alkali Products                                           $ 83.9           $ 62.6            $164.1           $129.5
      Metals                                                           228.1            190.9             450.0            373.2
      Winchester                                                        66.1             61.3             126.4            116.9
                                                                      ------           ------            ------           ------
   Total sales                                                        $378.1           $314.8            $740.5           $619.6
                                                                      ======           ======            ======           ======

   Operating income (loss):
      Chlor Alkali Products                                           $  7.0           $(19.7)           $ 11.8           $(32.5)
      Metals                                                            28.4             21.7              53.5             39.7
      Winchester                                                         4.6              4.4               9.3              5.7
                                                                      ------           ------            ------           ------
      Total operating income                                            40.0              6.4              74.6             12.9
      Interest expense                                                   4.0              4.1               7.9              7.9
      Interest income                                                    0.2              0.9               0.3              1.6
      Other income                                                       1.6              0.6               2.0              0.7
                                                                      ------           ------            ------           ------
   Income from continuing operations before taxes                     $ 37.8           $  3.8            $ 69.0           $  7.3
                                                                      ======           ======            ======           ======


7. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income for the three-month and six-month periods ended June 30, 2000 and 1999 are as follows:


                                               Three Months                     Six Months
                                               Ended June 30,                  Ended June 30,
                                               --------------                  --------------
                                             2000            1999            2000          1999
                                             -----           ----            -----        -----

   Net income                                $23.3           $2.3            $42.6         $8.8
   Other comprehensive income:
    Cumulative translation adjustment         (2.0)           0.5             (2.0)         1.6
                                             -----           ----            -----        -----
   Comprehensive income                      $21.3           $2.8            $40.6        $10.4
                                             =====           ====            =====        =====



8. On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. For the first six months of 1999, net income from discontinued operations includes one month of operating results.

9. The Company announced that it signed a letter of intent with Occidental Petroleum Corporation ("Occidental") to combine the companies' chlor alkali and related businesses in a partnership with expected annual sales of approximately $1.2 billion. Occidental's subsidiary, Occidental Chemical Corporation, would own approximately two-thirds and the Company one-third of the partnership. The formation of the partnership is conditional on the execution of definitive agreements, completion of any regulatory reviews deemed necessary or advisable by the parties and other customary closing conditions, including the completion of a satisfactory due diligence review.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

CONSOLIDATED RESULTS OF OPERATIONS

                                                     Three Months                 Six Months
                                                    Ended June 30,               Ended June 30,
                                                    --------------               --------------
($ in millions, except per share data)            2000           1999           2000        1999
---------------------------------------------------------------------------------------------------
Sales                                           $378.1         $314.8         $740.5       $619.6
Gross Margin                                      72.5           43.5          136.6         85.4
Selling and Administration                        32.0           32.0           59.6         63.3
Interest Expense, net                              3.8            3.2            7.6          6.3
Income from Continuing Operations                 23.3            2.3           42.6          4.4
Net Income                                        23.3            2.3           42.6          8.8
Diluted Earnings Per Common Share:
  Income From Continuing Operations              $0.52          $0.05          $0.94        $0.10
  Net Income                                     $0.52          $0.05          $0.94        $0.19
---------------------------------------------------------------------------------------------------


THREE MONTHS ENDED JUNE 30, 2000  COMPARED TO 1999
Sales increased 20% due to hig er selling prices and volumes and increased metal values. The increase in selling prices was primarily related to higher Electrochemical Unit ("ECU") netbacks in the Chlor Alkali Products segment. Sales volumes were higher across all segments with the biggest impact coming from the Metals segment.

Gross margin percentage increased from 14% in 1999 to 19% in 2000 primarily due to higher ECU prices.

Selling and administration as a percentage of sales was 8% in 2000 down from 10% in 1999 due to the higher sales base in 2000 as a result of the factors noted above. Selling and administration was equal to last year as lower administration expenses, primarily pension expense, offset fees associated with the formation of the proposed chlor alkali partnership with Occidental Petroleum Corporation ("Occidental").

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

The effective tax rate decreased to 38.4% from 39.5% due to lower full-year non-deductible expenses related to Company-owned life insurance programs.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999
Sales increased 20% due to increased selling prices and volumes and higher metal values. The increase in selling prices was primarily related to higher ECU netbacks in the Chlor Alkali Products segment. Sales volumes were higher across all segments with the biggest impact coming from the Metals segment.

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

The effective tax rate decreased to 38.3% from 39.7% due to lower full-year non-deductible expenses related to Company-owned life insurance programs.

CHLOR ALKALI PARTNERSHIP
The Company announced that it signed a letter of intent with Occidental to combine the companies' chlor alkali and related businesses in a partnership with expected annual sales of approximately $1.2 billion. Occidental's subsidiary, Occidental Chemical Corporation, would own approximately two-thirds and the Company one-third of the partnership. The formation of the partnership is conditional on the execution of definitive agreements, completion of any regulatory reviews deemed necessary or advisable by the parties and other customary closing conditions, including the completion of a satisfactory due diligence review.


SEGMENT OPERATING RESULTS
Segment operating results are defined as earnings before interest expense, interest income, other income and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses.

CHLOR ALKALI PRODUCTS

                                  Three Months                 Six Months
                                 Ended June 30,               Ended June 30,
                                 --------------             ------------------
($ in millions)                  2000      1999             2000          1999
-----------------------------------------------------------------------------------
Sales                           $83.9      $62.6             $164.1      $129.5
Operating Income (Loss)           7.0      (19.7)              11.8       (32.5)

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999
Sales and operating results were higher than 1999 primarily due to higher ECU netbacks and ongoing cost reduction initiatives. Average ECU netbacks in the second quarter of 2000 were approximately $295, compared to $210 in the second quarter of 1999. Demand for chlorine from the global vinyls and urethanes sectors continues to be the main driver of the improvement in ECU prices industry wide. Higher selling prices, lower costs and improved operating results from the Sunbelt joint venture due to the increase in ECU prices more than offset fees associated with the formation of the proposed chlor alkali partnership with Occidental and contributed to the improvement in operating income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999
Sales and operating results were higher than 1999 primarily due to higher ECU netbacks and ongoing cost reduction initiatives. Average ECU netbacks in the first half of 2000 were approximately $285, compared to $220 in the first half of 1999. The factors mentioned above, which contributed to the improved 2000 second-quarter operating results along with improved operating results in 2000 from the Sunbelt joint venture due to the increase in ECU prices, also contributed to the 2000 year-to-date improvement in operating income.

METALS

                               Three Months                     Six Months
                               Ended June 30,                  Ended June 30,
                             -----------------                 --------------
($ in millions)              2000         1999                 2000      1999
----------------------------------------------------------------------------------
Sales                      $228.1       $190.9                  $450.0     $373.2
Operating Income             28.4         21.7                    53.5       39.7

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999
Sales increased 19% with higher metal values accounting for 6% of the change and higher selling prices and volumes accounting for the remaining 13% improvement. Strip shipments to the electronics, ammunition and coinage markets were strong. Volumes were higher in the distributor markets served by A.J. Oster, as were Olin Aegis' volumes to the telecommunications industry. Higher volumes, favorable product mix and ongoing cost reduction programs contributed to the improvement in operating income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999
Sales increased 21% due to increased volumes and higher metal values. Higher metal values increased sales by 6%, while higher selling prices and volumes accounted for the remaining 15% improvement. Strip shipments for automotive, ammunition and coinage products exceeded the 1999 first-half levels. Shipments for building products were lower in 2000. Distributor market (Oster) shipments were higher as well as those to the telecommunication market served by Aegis. Higher volumes, improved pricing, favorable product mix and ongoing cost reduction programs contributed to the improvement in operating income.

WINCHESTER

                                Three Months                       Six Months
                               Ended June 30,                     Ended June 30,
                               --------------                     --------------
($ in millions)              2000           1999                2000           1999
---------------------------------------------------------------------------------------
Sales                       $66.1          $61.3              $126.4         $116.9
Operating Income              4.6            4.4                 9.3            5.7

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999
Sales in 2000 were 8% higher than 1999 due to higher volumes of commercial and military ammunition and higher selling prices in certain product lines. Operating income improved from 1999 as higher commercial sales and an improved product mix were partially offset by lower fees from the Lake City Army Ammunition Plant contract that ended in April 2000 and higher manufacturing costs.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO 1999
Sales in 2000 were 8% higher than 1999 due to higher volumes of commercial and military ammunition and higher selling prices in certain product lines. Operating income improved significantly from 1999 due to stronger sales volumes and pricing, an improved product mix and higher fees from the Lake City Army Ammunition Plant. These improvements more than offset higher manufacturing costs and consulting expenses.

2000 THIRD QUARTER OUTLOOK
For the three months ending September 30, 2000, diluted earnings per share are expected to be about the same as the 2000 second-quarter earnings per share with expected sequential improvement in Chlor Alkali and Winchester earnings offsetting the normal, seasonal profit decline in the Metals business. The Company is expecting an improvement in ECU pricing in the third quarter and believes that further improvement is possible in the fourth quarter. The Company also expects the third quarter to be Winchester's peak earnings quarter and that Winchester will have its third consecutive quarter this year of favorable sales and earnings comparisons. Although the outlook for the Metals segment remains favorable, some normal, seasonal slowing and some inventory adjustments are expected in the third quarter.

DISCONTINUED OPERATIONS
On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. ("Arch Chemicals") (the "Spin-Off"). For the first three months of 1999, net income includes one month of operating results.

ENVIRONMENTAL MATTERS
In the six months ended June 30, 2000 and 1999, the Company spent approximately $13 million and $7 million, respectively, for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental, investigatory and remedial efforts for the full year 2000 is estimated to be $30 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles considering probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $7 million and $8 million for the six months ended June 30, 2000 and 1999, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1999 and may be material to net income in 2000 and future years.

The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $119 million at June 30, 2000 and $125 million at December 31, 1999, of which $94 million and $100 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA

                                                              Six Months
                                                             Ended June 30,
                                                             --------------
Provided By (Used For) ($ in millions)                      2000       1999
---------------------------------------------------------------------------------------

Net Cash and Cash Equivalents
  Provided/(Used) For Operating Activities
  from Continuing Operations                             $  39.7    $  (0.1)
Net Operating Activities                                    39.7       (3.0)
Capital Expenditures                                       (32.4)     (24.5)
Net Investing Activities                                   (28.8)     (36.7)
Purchases of Olin Common Stock                                --       (8.6)
Net Financing Activities                                   (17.9)      43.1


In 2000, income from continuing operations exclusive of non-cash charges and cash and cash equivalents on hand were used to finance the Company's working capital requirements, capital projects and dividends.

OPERATING ACTIVITIES
The increase in cash provided by operating activities from continuing operations was primarily attributable to higher operating income and a lower investment in working capital. The lower investment in working capital in 2000 was due to higher cash expenditures in 1999 which were accrued at December 31, 1998 and related to the Spin-Off of Arch Chemicals and lower inventory levels in 2000. Higher accounts receivable in 2000 were attributable to higher metal values and ECU prices and increased volumes across all segments.

CAPITAL EXPENDITURES
Capital spending of $32.4 million in 2000 was $7.9 million higher than 1999. For the total year, capital spending is expected to be in the $90 million range. The increase in capital spending in the first half of 2000 and for the total year 2000 over the comparable 1999 periods is primarily in the Metals segment to expand production capacity in its higher value added product categories, in particular high performance alloys.

FINANCING ACTIVITIES
At June 30, 2000, the Company had available a $165 million line of credit under an unsecured revolving credit agreement with a group of banks. At June 30, 2000, the Company had no outstanding borrowings under the credit facility. The Company may select various floating rate borrowing options. The Company believes that the credit facility is adequate to satisfy its liquidity needs for the foreseeable future. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest.

During the first half of 2000, no shares of the Company's common stock were repurchased. During the first half of 1999, the Company used $8.6 million to repurchase 724,100 shares of the Company's common stock. The Company announced that it will resume its share repurchase program in the future when the terms and conditions of the definitive agreements relating to the proposed
Chlor Alkali partnership are finalized and disclosed.

Prior to the Spin-Off in February 1999, the Company borrowed $75 million under a credit facility, which liability was assumed by Arch Chemicals. The Company used these funds for general corporate purposes, which included share repurchases.

The percent of total debt to total capitalization decreased to 41% at June 30, 2000, from 43% at year-end 1999 and equaled June 30, 1999's amount. The decrease from year end 1999 was due to an increase in equity resulting from improved operating profits.

In 2000, the Company paid a first and second quarter dividend of $0.20 per share. Prior to the Spin-Off, the Company paid a first quarter 1999 dividend of $.30 per share. Following the distribution of Arch Chemicals, the quarterly dividend was reduced to $.20 per share to reflect the effect of the distribution. In July 2000, the Company's Board of Directors declared a quarterly dividend of $0.20 per share on its common stock, which is payable on September 11, 2000, to shareholders of record on August 10, 2000.

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

Effective July 1, 2000, the Company adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Adoption of this interpretation did not have a material effect on the Company's results of operations or financial position.

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: The information contained in the Chlor Alkali Partnership section, the 2000 Third Quarter Outlook section, the Environmental Matters section, the Liquidity, Investment Activity and Other Financial Data section (and subsections thereof), and Notes to Condensed Financial Statements contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the Company and its respective divisions operate. Words such as "anticipates," "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: general economic and business and market conditions; lack of moderate growth in the U.S. economy or even a slight recession in 2000; competitive pricing pressures; changes in Chlor Alkali's ECU prices from expected levels; Chlor Alkali operating rates below current levels; higher-than-expected raw material costs; higher-than-expected transportation and/or logistics costs; a downturn in any of the markets the Company serves such as electronics, automotive, ammunition and housing; the supply/demand balance for the Company's products, including the impact of excess industry capacity; efficacy of new technologies; changes in U.S. laws and regulations; failure to achieve targeted cost reduction programs; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.

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

Certain materials, namely copper, lead and zinc, used primarily in the Company's Metals and Winchester segments products are subject to price volatility. Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of June 30, 2000, the Company maintained open positions on futures contracts totaling $43 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, the Company would experience a $4.3 million increase in its cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity is not material to the Company's consolidated financial position, results of operations or cash flow. The current debt structure of the Company includes primarily long-term fixed-rate debt utilized to fund business operations and maintain liquidity. As of June 30, 2000, the Company had long-term borrowings of $229 million of which $35 million was at variable rates. The Company has interest rate swaps to hedge underlying debt obligations. Interest rate swap activity is not material to the Company's consolidated financial position, results of operations or cash flow.

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

                Not Applicable.


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

                Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

      The Company held its Annual Meeting of Shareholders on April 27, 2000. Of the 45,080,744 shares of Common Stock entitled to vote at such meeting, at least 41,776,100 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors Mitchell E. Daniels, Jr., William
W. Higgins, and Stephen F. Page as Class III directors with terms expiring in 2003. Votes cast for and votes withheld in the election of Directors were as follows:

                      Votes For        Votes Withheld
                      ----------       --------------

M. E. Daniels, Jr.    40,262,442       1,513,658
W. W. Higgins         40,288,215       1,487,885
S. F. Page            40,233,229       1,542,871


      There were no abstentions or broker nonvotes.

      The shareholders also approved the Olin Corporation Senior Management Incentive Compensation Plan, as amended. Voting for the resolution approving the Olin Corporation Senior Management Incentive Compensation Plan, as amended were 36,606,433 shares. Voting against were 4,315,635 shares. Abstaining were 854,032 shares. There were no broker nonvotes.

      The shareholders also approved the Olin Corporation 2000 Long Term Incentive Plan. Voting for the resolution approving the Olin Corporation 2000 Long

Term Incentive Plan were 33,919,068 shares. Voting against were 6,982,798 shares. Abstaining were 841,997 shares. There were 32,237 broker nonvotes.

      The shareholders also ratified the appointment of KPMG LLP as independent auditors for the Corporation for 2000. Voting for the resolution ratifying the appointment were 40,672,677 shares. Voting against were 808,931 shares. Abstaining were 294,493 shares. There were no broker nonvotes.

Item 5.  Other Information.
         -----------------

                Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

                (a)  Exhibits
                     --------

                     10(r) Olin Corporation 2000 Long Term Incentive Plan as amended through April 27, 2000.

                     12. Computation of Ratio of Earnings to Fixed Charges (Unaudited).

                     27.        Financial Data Schedule.

                (b)  Reports on Form 8-K
                     -------------------

                     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OLIN CORPORATION
                                 (Registrant)



                             By: /s/ A. W. Ruggiero
                                 ----------------------------
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Authorized Officer)



Date:  August 11, 2000

                                 EXHIBIT INDEX


Exhibit
   No.     Description
---------  -----------

10(r) Olin Corporation 2000 Long Term Incentive Plan as amended through April 27, 2000.

12.        Computation of Ratio of Earnings to Fixed Charges (Unaudited).

27.        Financial Data Schedule.