Form 10-Q
period 2000-09-30
OLIN CORP
filed 2000-11-13
CIK 74303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2000
                               ---------------------------------------------

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


Yes        X          No
        --------          ----------


As of October 31, 2000, there were outstanding 44,736,409 shares of the registrant's common stock.

Part I - Financial Information
  Item 1.  Financial Statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Condensed Balance Sheets
                      (In millions, except per share data)

                                                 Unaudited
                                                September 30,    December 31,
                                                    2000            1999
                                                  --------        --------
ASSETS
------
Cash and cash equivalents                         $   42.2        $   21.0
Short-term investments                                25.0            25.0
Accounts receivable, net                             255.2           196.4
Inventories                                          195.4           208.4
Income taxes receivable                               19.7            32.7
Other current assets                                  17.2            20.4
                                                  --------        --------
  Total current assets                               554.7           503.9
Property, plant and equipment
 (less accumulated depreciation
  of $1,166.0 and $1,127.2)                          467.0           467.8
Other assets                                          87.8            91.7
                                                  --------        --------
Total assets                                      $1,109.5        $1,063.4
                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                  $    1.0        $    1.0
Accounts payable                                     107.1           115.2
Income taxes payable                                   8.6             4.2
Accrued liabilities                                  150.0           131.9
                                                  --------        --------
  Total current liabilities                          266.7           252.3
Long-term debt                                       228.1           229.2
Deferred income taxes                                 59.4            50.7
Other liabilities                                    207.6           221.7
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares
      Issued 45.1 shares                              45.1            45.1
  Additional paid-in capital                         235.0           233.7
  Accumulated other comprehensive loss               (11.5)           (9.5)
  Retained earnings                                   79.1            40.2
                                                  --------        --------
  Total shareholders' equity                         347.7           309.5
                                                  --------        --------
 Total liabilities and shareholders' equity       $1,109.5        $1,063.4
                                                  ========        ========



-----------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   Condensed Statements of Income (Unaudited)
                     (In millions, except per share amounts)


                                                             Three Months             Nine Months
                                                          Ended September 30,      Ended September 30,
                                                          -------------------      -------------------
                                                          2000         1999         2000          1999
                                                        ---------   ---------    ---------     ---------
Sales                                                   $   392.8   $   354.1    $ 1,133.3     $   973.7
Cost of goods sold                                          319.8       309.7        923.7         843.9
Selling and administration                                   31.2        31.8         90.8          95.1
Research and development                                      1.3         1.6          4.1           4.9
Earnings(loss) of non-consolidated affiliates                 0.7        (2.9)         1.1          (8.8)
Interest expense                                              3.9         4.2         11.8          12.1
Interest income                                               0.4         0.2          0.7           1.8
Other income                                                  0.1         0.3          2.1           1.0
                                                        ---------   ---------    ---------     ---------
  Income from continuing operations before taxes             37.8         4.4        106.8          11.7
Income taxes                                                 14.4         1.8         40.8           4.7
                                                        ---------   ---------    ---------     ---------
Income from continuing operations                            23.4         2.6         66.0           7.0
  Income from discontinued operations, net of taxes             -           -            -           4.4
                                                        ---------   ---------    ---------     ---------
Net income                                              $    23.4   $     2.6    $    66.0     $    11.4
                                                        =========   =========    =========     =========

Net income per common share:
Basic:
  Continuing operations                                 $    0.52   $    0.06    $    1.46     $    0.16
  Discontinued operations                                       -           -            -          0.09
                                                        ---------   ---------    ---------     ---------
Total net income                                        $    0.52   $    0.06    $    1.46     $    0.25
                                                        =========   =========    =========     =========

Diluted:
  Continuing operations                                 $    0.52   $    0.06    $    1.46     $    0.16
  Discontinued operations                                       -           -            -          0.09
                                                        ---------   ---------    ---------     ---------
Total net income                                        $    0.52   $    0.06    $    1.46     $    0.25
                                                        =========   =========    =========     =========

Dividends per common share                              $    0.20   $    0.20    $    0.60     $    0.70
Average common shares outstanding:
  Basic                                                      45.1        45.2         45.1          45.5
  Diluted                                                    45.2        45.2         45.2          45.5



-----------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 Condensed Statements of Cash Flows (Unaudited)
                                  (In millions)



                                                                             Nine Months
                                                                         Ended September 30,
                                                                         -------------------
                                                                         2000           1999
                                                                         -----          -----
Operating activities
--------------------
Income from continuing operations                                        $66.0          $ 7.0
Adjustments to reconcile income from continuing operations to net cash and cash equivalents provided by operating activities
   (Earnings)loss of non-consolidated affiliates                          (1.1)           8.8
    Depreciation and amortization                                         59.4           58.4
    Deferred income taxes                                                  8.7           (4.1)
    Change in:
        Receivables                                                      (58.8)         (44.3)
        Inventories                                                       13.0            2.0
        Other current assets                                               3.2            0.2
        Accounts payable and accrued liabilities                          10.0          (25.0)
        Income taxes payable                                              17.4           16.5
        Noncurrent liabilities                                           (13.5)         (22.8)
Other operating activities                                                (7.3)          (3.5)
                                                                         -----          -----
Net cash and cash equivalents provided(used) by operating
  activities from continuing operations                                   97.0           (6.8)
Discontinued operations:
  Net income                                                                 -            4.4
  Change in net assets                                                       -           (7.3)
                                                                         -----          -----
  Net operating activities                                                97.0           (9.7)
                                                                         -----          -----


Investing activities
--------------------
Capital expenditures                                                     (57.1)         (44.0)
Purchases of short-term investments                                          -          (28.4)
Proceeds from sale of short-term investments                                 -           33.9
Investments and advances-affiliated companies at equity                   10.7            1.7
Other investing activities                                                (1.8)           1.9
                                                                         -----          -----
  Net investing activities                                               (48.2)         (34.9)
                                                                         -----          -----

Financing activities
--------------------
Long-term debt repayments                                                 (1.1)          (1.0)
Purchases of Olin common stock                                               -          (11.3)
Borrowings under line of credit assumed by Arch Chemicals, Inc.              -           75.0
Stock options exercised                                                    1.0              -
Dividends paid                                                           (27.1)         (31.9)
Other financing activities                                                (0.4)             -
                                                                         -----          -----
  Net financing activities                                               (27.6)          30.8
                                                                         -----          -----
  Net increase(decrease) in cash and cash equivalents                     21.2          (13.8)
Cash and cash equivalents, beginning of period                            21.0           50.2
                                                                         -----          -----
Cash and cash equivalents, end of period                                 $42.2          $36.4
                                                                         =====          =====


                OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              (Tabular amounts in millions, except per share data)

1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications were made to prior year amounts to conform to the 2000 presentation. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Inventory consists of the following:

                                September 30,  December 31,
                                    2000           1999
                                   ------          -----
Raw materials and supplies         $123.3          $120.1
Work in process                      96.0           111.4
Finished goods                       55.2            50.2
                                   ------          ------
                                    274.5           281.7
LIFO reserve                        (79.1)          (73.3)
                                   ------          ------
Inventory, net                     $195.4          $208.4
                                   ======          ======

  Inventories are valued principally by the dollar value last-in, first-out
  (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at September 30, 2000, reflect certain estimates relating to inventory quantities and costs at December 31, 2000.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.


                                           Three Months            Nine Months
                                       Ended September 30,     Ended September 30,
                                       -------------------     -------------------
Basic Earnings Per Share                2000        1999        2000        1999
------------------------                ----        ----        ----        ----
Basic earnings:
Income from continuing operations    $   23.4    $    2.6    $   66.0    $    7.0
Net income                           $   23.4    $    2.6    $   66.0    $   11.4

Basic shares                             45.1        45.2        45.1        45.5

Basic earnings per share:
Continuing operations                $   0.52    $   0.06    $   1.46    $   0.16
Net income                           $   0.52    $   0.06    $   1.46    $   0.25

                                             Three Months                Nine Months
                                          Ended September 30,         Ended September 30,
                                          -------------------         -------------------
Diluted Earnings Per Share                2000          1999           2000       1999
--------------------------               ------        ------          ----       ------

Diluted earnings:
Income from continuing operations        $ 23.4        $  2.6        $ 66.0       $  7.0
Net income                               $ 23.4        $  2.6        $ 66.0       $ 11.4

Diluted shares:

Basic shares                               45.1          45.2          45.1         45.5
Stock options                                .1             -            .1            -
                                         ------        ------          ----       ------
Diluted shares                             45.2          45.2          45.2         45.5
                                         ======        ======          ====       ======


Diluted earnings per share:              $ 0.52        $ 0.06        $ 1.46       $ 0.16
Continuing operations                    $ 0.52        $ 0.06        $ 1.46       $ 0.25
Net income

4. The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million in each of the three-month periods ended September 30, 2000 and 1999, and $11 million and $12 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1999 and may be material to operating results in 2000. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $117 million at September 30, 2000 and $125 million at December 31, 1999, of which $92 million and $100 million were classified as other noncurrent liabilities, respectively.

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


5. In October 1996, the Board of Directors authorized a share repurchase program of up to 5 million shares of Olin common stock and in April 1998, approved an additional share repurchase program of up to an additional 5 million shares of Olin common stock, from time to time, as market conditions warrant. Since January 1997 the Company has repurchased 7,844,600 shares, of which 2,844,600 were under the April 1998 program. During the first nine months of 2000, no shares of the Company's common stock were repurchased.

6. Segment operating income is defined as earnings before interest expense, interest income, other income and income taxes and includes the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.

                                                                     Three Months                      Nine Months
                                                                 Ended September 30,               Ended September 30,
                                                                 -------------------               -------------------
Sales:                                                           2000             1999             2000              1999
                                                                ------           ------          --------           ------
   Chlor Alkali Products                                        $ 85.9           $ 65.0          $  250.0           $194.5
   Metals                                                        216.3            193.6             666.3            566.8
   Winchester                                                     90.6             95.5             217.0            212.4
                                                                ------           ------          --------           ------
Total sales                                                     $392.8           $354.1          $1,133.3           $973.7
                                                                ======           ======          ========           ======

Operating income (loss):
   Chlor Alkali Products                                        $  8.3           $(17.4)         $   20.1           $(49.9)
   Metals                                                         21.7             15.9              75.2             55.6
   Winchester                                                     11.2              9.6              20.5             15.3
                                                                ------           ------          --------           ------
   Total operating income                                         41.2              8.1             115.8             21.0
   Interest expense                                                3.9              4.2              11.8             12.1
   Interest income                                                 0.4              0.2               0.7              1.8
   Other income                                                    0.1              0.3               2.1              1.0
                                                                ------           ------          --------           ------
Income from continuing operations before taxes                  $ 37.8           $  4.4          $  106.8           $ 11.7
                                                                ======           ======          ========           ======

7. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999 are as follows:


                                                   Three Months              Nine Months
                                                Ended September 30,       Ended September 30,
                                                -------------------       -------------------
                                                2000         1999         2000          1999
                                                -----        -----        -----         -----
Net income                                      $23.4        $ 2.6        $66.0         $11.4
Other comprehensive income:
  Cumulative translation adjustment                --         (0.2)        (2.0)          1.4
                                                -----        -----        -----         -----
Comprehensive income                            $23.4        $ 2.4        $64.0         $12.8
                                                =====        =====        =====         =====




8. On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. For the first nine months of 1999, net income from discontinued operations includes one month of operating results.


9. In June, 2000, the Company signed a letter of intent with Occidental Petroleum Corporation to combine the companies' chlor alkali and related businesses in a partnership. In October 2000, the Company announced that its letter of intent had expired, and that the partnership negotiations were discontinued primarily due to regulatory issues and certain other matters on which the parties could not agree.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------


CONSOLIDATED RESULTS OF OPERATIONS

                                                                  Three Months                    Nine Months
                                                              Ended September 30,             Ended September 30,
                                                              -------------------             -------------------
($ in millions, except per share data)                      2000              1999           2000             1999
------------------------------------------------------------------------------------------------------------------
Sales                                                       $392.8          $354.1       $1,133.3           $973.7
Gross Margin                                                  73.0            44.4          209.6            129.8
Selling and Administration                                    31.2            31.8           90.8             95.1
Interest Expense, net                                          3.5             4.0           11.1             10.3
Income from Continuing Operations                             23.4             2.6           66.0              7.0
Net Income                                                    23.4             2.6           66.0             11.4
Diluted Earnings Per Common Share:
  Income From Continuing Operations                          $0.52           $0.06          $1.46            $0.16
  Net Income                                                 $0.52           $0.06          $1.46            $0.25
-------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999
Sales increased 11% due to higher selling prices and increased metal values, offset in part by reduced volumes. The increase in selling prices was primarily related to higher Electrochemical Unit ("ECU") netbacks in the Chlor Alkali Products segment. Lower sales volumes in Winchester and Chlor Alkali more than offset increased Metals shipments.

Gross margin percentage increased from 13% in 1999 to 19% in 2000 primarily due to higher ECU prices.

Selling and administration as a percentage of sales was 8% in 2000 down from 9% in 1999 due to the higher sales base in 2000 as a result of the factors noted above. Selling and administration was $0.6 million lower than last year as lower administration expenses, primarily pension expense, offset fees associated with the chlor alkali partnership negotiations with Occidental Petroleum Corporation ("Occidental"). The partnership negotiations were discontinued in October, 2000.

The increase in operating results from the non-consolidated affiliates was due primarily to the improved operating results from the Sunbelt joint venture, which was favorably impacted by the higher ECU pricing.

Interest expense, net of interest income, decreased from 1999 due to interest expense capitalized in connection with the expansion of high performance alloys in Metals and higher interest income in 2000 due to higher average cash, cash equivalents and short-term investment balances.

The effective tax rate decreased to 38.1% from 40.9% due to lower non-deductible expenses related to Company-owned life insurance programs.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999
Sales increased 16% due to increased selling prices and volumes and higher metal values. The increase in selling prices was primarily related to higher ECU netbacks in the Chlor Alkali Products segment. Sales volumes were higher across all segments with the biggest impact coming from the Metals segment.

Gross margin percentage increased from 13% in 1999 to 18% in 2000 primarily due to higher ECU prices.

Selling and administration as a percentage of sales was 8% in 2000 down from 10% in 1999 due to the higher sales base in 2000 as a result of the factors noted above. Selling and administration was $4.3 million lower than in 1999 due to lower administration expenses, primarily pension expense, offset in part by fees incurred in 2000 and associated with the chlor alkali partnership negotiations with Occidental.

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

The effective tax rate decreased to 38.2% from 40.2% due to lower non-deductible expenses related to Company-owned life insurance programs.

CHLOR ALKALI PARTNERSHIP
In June 2000, the Company signed a letter of intent with Occidental to combine the companies' chlor alkali and related businesses in a partnership. In October 2000, the Company announced that its letter of intent had expired. The partnership negotiations were discontinued primarily due to regulatory issues and certain other matters on which the parties could not agree.


SEGMENT OPERATING RESULTS
Segment operating results are defined as earnings before interest expense, interest income, other income and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses.



CHLOR ALKALI PRODUCTS                  Three Months                    Nine Months
                                     Ended September 30,            Ended September 30,
                                     -------------------            -------------------
($ in millions)                     2000            1999            2000            1999
-----------------------------------------------------------------------------------------
Sales                            $  85.9        $  65.0         $  250.0        $  194.5
Operating Income (Loss)              8.3          (17.4)            20.1           (49.9)

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999
Sales and operating results were higher than 1999 primarily due to higher ECU netbacks, offset in part by lower volumes. Average ECU netbacks in the third quarter of 2000 were approximately $300, compared to $210 in the third quarter of 1999. The volume shortfall was primarily due to lower demand for chlorine from the vinyls market, caused primarily by the slowdown in the general economy, weaker exports, seasonality and inventory adjustments. Demand for caustic had been less affected and therefore, caustic inventories had continued to shrink, thereby increasing caustic prices. Higher selling prices and improved operating results from the Sunbelt joint venture due to the increase in ECU prices, more than offset the impact of lower volumes and fees associated with the proposed chlor alkali partnership, resulting in a $25.7 million increase in operating income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999
Sales and operating results were higher than 1999 primarily due to higher ECU netbacks and ongoing cost reduction initiatives. Average ECU netbacks in the first nine months of 2000 were approximately $290, compared to $215 in the first nine months of 1999. Higher selling prices, lower operating costs and improved operating results in 2000 from the Sunbelt joint venture due to the increase in ECU prices offset the fees associated with the proposed chlor alkali partnership and contributed to the 2000 year-to-date improvement in operating income.


METALS                            Three Months                     Nine Months
                               Ended September 30,             Ended September 30,
                               -------------------             -------------------
($ in millions)               2000            1999            2000            1999
-----------------------------------------------------------------------------------
Sales                     $  216.3        $  193.6        $  666.3        $  566.8
Operating Income              21.7            15.9            75.2            55.6

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999
Sales increased 12% with higher metal values, selling prices and volumes each accounting for one-third of the total improvement. Strip shipments to the electronics, building products and coinage markets were higher this year, as were A.J. Oster ("Oster") volumes to the distributor market. Aegis' shipments to the telecommunications industry were ahead of last year. Shipments to the automotive and ammunition markets were lower than the previous year. Higher volumes and a favorable product mix increased Metals operating income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999
Sales increased 18% due to increased volumes and higher metal values and selling prices. Higher volumes increased sales by 10%, while higher metal values and selling prices accounted for the remaining 8% improvement. Strip shipments for coinage products were higher than the first nine months of 1999. Distributor market (Oster) shipments were higher as well as those to the telecommunications market served by Aegis. Shipments for building products were lower in 2000. Higher volumes, improved pricing and a favorable product mix contributed to the improvement in operating income.

WINCHESTER                      Three Months                      Nine Months
                             Ended September 30,             Ended September 30,
                             -------------------             -------------------
($ in millions)              2000           1999            2000            1999
---------------------------------------------------------------------------------
Sales                     $  90.6        $  95.5        $  217.0        $  212.4
Operating Income             11.2            9.6            20.5            15.3


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999
Sales in 2000 were 5% lower than 1999 primarily due to lower volumes of domestic commercial ammunition offset in part by higher domestic commercial prices and increased military and international shipments. Operating income improved due to higher domestic commercial selling prices and lower operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999
Sales in 2000 were slightly higher than 1999 primarily due to higher domestic commercial ammunition selling prices. Operating income improved significantly from 1999 due to higher selling prices, an improved product mix and higher fees from the Lake City Army Ammunition Plant. These improvements more than offset higher manufacturing costs and consulting expenses.

2000 FOURTH QUARTER OUTLOOK
The Company believes fourth quarter earnings per share will be in the $.40 range. The Company expects the slowing economy will affect demand in some segments of the Metals and Chlor Alkali businesses in the fourth quarter, and that the Company will experience a reduction in Winchester's sales, in part due to normal seasonality. The sequential decline in Winchester's profits is the reason for the lower fourth quarter EPS, when compared to the third quarter of 2000.

The Company believes that fourth quarter 2000 market conditions in the Chlor Alkali segment will not be as strong as the third quarter from a volume point of view, but will show some improvement from an ECU price point of view. Lower demand for chlorine in the vinyls segment, caused primarily by the slowdown in the general economy, weaker exports, seasonality and inventory adjustments, is expected to lead to reduced chlor alkali industry operating rates in the fourth quarter. The Company expects that higher caustic prices will slightly more than offset the impact of lower chlorine pricing in the fourth quarter for a net increase in the overall ECU price. The net effect of the price and volume changes is that fourth quarter Chlor Alkali profits may be somewhat lower than the third quarter of 2000, but nevertheless substantially higher than the fourth quarter results in 1999.

The current outlook for the Metals business and its downstream markets is somewhat mixed. Many of the factors which affected third quarter 2000 performance are expected to continue into the fourth quarter of 2000. However, there will be some differences. For example, it is anticipated that stronger performance from the Aegis operations will mitigate the effect of sequentially lower demand for brass in ammunition and building products. Overall, the Company expects that Metals profits in the fourth quarter will be in the same general range as the third quarter.

Because of the seasonal characteristics of the Winchester business, sales and profits in the fourth quarter are the lowest of the year and especially low when compared with the third quarter, which is usually the highest of the year. Relative to the fourth quarter of 1999, the Company is projecting that Winchester's sales will be lower in the fourth quarter of 2000. In addition, in the fourth quarter last year, Winchester recorded significant fee income from the Lake City Army Ammunition plant. This will result in lower fourth quarter earnings in 2000 in comparison to the fourth quarter of 1999.

2001 FULL YEAR OUTLOOK
The Company's preliminary forecast for 2001 indicates that the Company will post stronger earnings growth over 2000 with earnings per share increasing about 35% to the $2.50 range. The primary driver of the Company's earnings is the selling price of chlor alkali products, which are expected to increase in 2001. The forecast is based on the latest CMAI projections and an analysis of the escalation provisions of the Company's contracts, particularly as it applies to the caustic soda increases which have been announced. It also assumes a recovery in chlorine demand from the vinyl industry by the middle of the year, which affects the assumed operating rates. The current spike in energy costs is not as much of an issue for the Company as it is for some competitors. The Company's cost structure is not particularly sensitive to natural gas prices, and the Company's electricity is purchased from utilities that are primarily coal, nuclear and hydro-power based.

DISCONTINUED OPERATIONS
On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals, Inc. ("Arch Chemicals") (the "Spin-Off"). For the first nine months of 1999, net income includes one month of operating results.

ENVIRONMENTAL MATTERS
In the nine months ended September 30, 2000 and 1999, the Company spent approximately $19 million and $10 million, respectively, for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental, investigatory and remedial efforts for the full year 2000 is estimated to be $30 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles considering probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $11 million and $12 million for the nine months ended September 30, 2000 and 1999, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 1999 and may be material to net income in 2000 and future years.

The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $117 million at September 30, 2000 and $125 million at December 31, 1999, of which $92 million and $100 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA
                                                          Nine Months
                                                       Ended September 30,
                                                       -------------------
Provided By (Used For) ($ in millions)                2000            1999
----------------------------------------------------------------------------
Net Cash and Cash Equivalents
  Provided/(Used) By Operating Activities
  from Continuing Operations                       $  97.0         $  (6.8)
Net Operating Activities                              97.0            (9.7)
Capital Expenditures                                 (57.1)          (44.0)
Net Investing Activities                             (48.2)          (34.9)
Purchases of Olin Common Stock                          --           (11.3)
Net Financing Activities                             (27.6)           30.8


In 2000, income from continuing operations exclusive of non-cash charges and cash and cash equivalents on hand were used to finance the Company's working capital requirements, capital projects and dividends.

OPERATING ACTIVITIES
The increase in cash provided by operating activities from continuing operations was primarily attributable to higher operating income and a lower investment in working capital. The lower investment in working capital in 2000 was due to higher cash expenditures in 1999 which were accrued at December 31, 1998 and related to the Spin-Off of Arch Chemicals and lower inventory levels in 2000. Higher accounts receivable in 2000 were attributable to higher metal values and ECU prices and increased volumes primarily in Metals.

CAPITAL EXPENDITURES
Capital spending of $57.1 million in 2000 was $13.1 million higher than 1999. For the total year, capital spending is expected to be in the $90 million range. The increase in capital spending in the first nine months of 2000 and for the total year 2000 over the comparable 1999 periods is primarily in the Metals segment to expand production capacity in its higher value added product categories, in particular high performance alloys.

FINANCING ACTIVITIES
At September 30, 2000, the Company had available a $165 million line of credit under an unsecured revolving credit agreement with a group of banks. At September 30, 2000, the Company had no outstanding borrowings under the credit facility. The Company may select various floating rate borrowing options. The Company believes that the credit facility is adequate to satisfy its liquidity needs for the foreseeable future. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest.

During the first nine months of 2000, no shares of the Company's common stock were repurchased. During the first nine months of 1999, the Company used $11.3 million to repurchase 921,400 shares of the Company's common stock. In October 2000, the Company resumed its share repurchase program upon the discontinuation of the chlor alkali partnership negotiations with Occidental.

Prior to the Spin-Off in February 1999, the Company borrowed $75 million under a credit facility, which liability was assumed by Arch Chemicals. The Company used these funds for general corporate purposes, which included share repurchases.

The percent of total debt to total capitalization decreased to 40% at September 30, 2000, from 43% at year-end 1999. The decrease from year-end 1999 was due to an increase in equity resulting from improved operating profits.

In 2000, the Company paid first, second and third quarter dividends of $0.20 per share. Prior to the Spin-Off, the Company paid a first quarter 1999 dividend of $0.30 per share. Following the distribution of Arch Chemicals, the quarterly dividend was reduced to $0.20 per share to reflect the effect of the distribution. In October 2000, the Company's Board of Directors declared a quarterly dividend of $0.20 per share on its common stock, which is payable on December 11, 2000, to shareholders of record on November 10, 2000.

NEW ACCOUNTING STANDARDS
In 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB has postponed the implementation date of this statement, which will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt FASB No. 133 on January 1, 2001 and expects to achieve hedge accounting treatment for substantially all of the Company's business transactions whose risks are covered using derivative instruments. The hedge accounting treatment provides for the deferral of gains or losses on derivative instruments until such time as the related transactions occur. The Company estimates that if it had accounted for its derivatives in accordance with the new standard as of September 30, 2000, assets totaling $1.9 million would have been recorded on the balance sheet with offsetting entries to other liabilities and Other Comprehensive Income. The new standard does not allow for the special accounting treatment on the portion of any hedge that is not effective. At this time the Company does not believe that gains or losses as a result of an ineffective hedge would have a material effect on the Company's financial statements as of September 30, 2000.

Effective July 1, 2000, the Company adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Adoption of this interpretation did not have a material effect on the Company's results of operations or financial position.

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: The information contained in the 2000 Fourth Quarter Outlook and the 2001 Full Year Outlook sections, the Environmental Matters section, the Liquidity, Investment Activity and Other Financial Data section (and subsections thereof), and Notes to Condensed Financial Statements contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the Company and its respective divisions operate. Words such as "anticipates," "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: general economic and business and market conditions; lack of moderate growth in the U.S. economy or even a slight recession in any period or year; competitive pricing pressures; changes in Chlor Alkali's ECU prices from expected levels; Chlor Alkali operating rates below anticipated levels; higher-than-expected raw material costs; higher-than-expected transportation and/or logistics costs; a protracted work stoppage in connection with collective bargaining negotiations with labor unions; a downturn in any of the markets the Company serves such as electronics, automotive, ammunition and housing; the supply/demand balance for the Company's products, including the impact of excess industry capacity; efficacy of new technologies; changes in U.S. laws and regulations; failure to achieve targeted cost reduction programs; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.

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

Certain materials, namely copper, lead and zinc, used primarily in the Company's Metals and Winchester segments products are subject to price volatility. Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of September 30, 2000, the Company maintained open positions on futures contracts totaling $36 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, the Company would experience a $3.6 million increase in its cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity is not material to the Company's consolidated financial position, results of operations or cash flow. The current debt structure of the Company includes primarily long-term fixed-rate debt utilized to fund business operations and maintain liquidity. As of September 30, 2000, the Company had long-term borrowings of $228 million of which $35 million was at variable rates. The Company has interest rate swaps to hedge underlying debt obligations. Interest rate swap activity is not material to the Company's consolidated financial position, results of operations or cash flow.

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

                  Not Applicable.

Item 5.    Other Information.
           -----------------

                  Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

           (a)    Exhibits
                  --------

                  10(d) Olin Senior Executive Pension Plan amended as of July
                        27, 2000.

                  12. Computation of Ratio of Earnings to Fixed Charges (Unaudited).

                  27.   Financial Data Schedule.

           (b)    Reports on Form 8-K
                  -------------------

                  Form 8-K filed September 6, 2000 with respect to extension of the June 28, 2000 Letter of Intent between Olin Corporation and Occidental Petroleum Corporation to combine their chlor-alkali and related businesses in a partnership between Olin Corporation and Occidental's Occidental Chemical Corporation subsidiary.

                  Form 8-K filed July 18, 2000 with respect to June 28, 2000 Letter of Intent between Olin Corporation and Occidental Petroleum Corporation to combine their chlor-alkali and related businesses in a partnership between Olin Corporation and Occidental's Occidental Chemical Corporation subsidiary.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OLIN CORPORATION
                                               (Registrant)



                                               By: /s/ A. W. Ruggiero
                                                   ------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Authorized Officer)



Date:  November 13, 2000

                                  EXHIBIT INDEX


Exhibit
  No.          Description
-------        -----------

10(d)          Olin Senior Executive Pension Plan amended as of July 27, 2000.

12.            Computation of Ratio of Earnings to Fixed Charges (Unaudited).

27.            Financial Data Schedule.