Form 10-K405
period 2000-12-31
OLIN CORP
filed 2001-03-07
CIK 74303

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

(Mark One)

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from to

                         Commission file number 1-1070

                                OLIN CORPORATION

             (Exact name of registrant as specified in its charter)

                  Virginia                                        13-1872319
       (State or other jurisdiction of               (I.R.S. Employer Identification No.)
       incorporation or organization)

  501 Merritt 7, P.O. Box 4500, Norwalk, CT                       06856-4500
  (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (203) 750-3000
                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                    NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS           ON WHICH REGISTERED
       -------------------          ---------------------
          Common Stock,            New York Stock Exchange
     par value $1 per share        Chicago Stock Exchange
                                   Pacific Exchange, Inc.

Series A Participating Cumulative  New York Stock Exchange
 Preferred Stock Purchase Rights   Chicago Stock Exchange
                                   Pacific Exchange, Inc.

                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of January 31, 2001, the aggregate market value of registrant's common stock, par value $1 per share ("Common Stock") held by non-affiliates of registrant was approximately $780,668,500.

    As of January 31, 2001, 43,985,349 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
    PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE IN THIS
                                   FORM 10-K
                              AS INDICATED HEREIN:

                  DOCUMENT                         PART OF 10-K INTO WHICH INCORPORATED
                  --------                         ------------------------------------
   Proxy Statement relating to Olin's 2001
       Annual Meeting of Shareholders                            Part III

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

    Effective February 8, 1999, Olin distributed to its shareholders all of the outstanding common stock of Arch Chemicals, Inc. ("Arch Chemicals"), a Virginia corporation formed to hold all of Olin's specialty chemicals businesses (the "Spin-Off").

PRODUCTS AND SERVICES

    The following is a list of the principal and certain other products and services provided by Olin and its affiliates within each industry segment. Principal products on the basis of annual sales are highlighted in bold face.

                             CHLOR ALKALI PRODUCTS

                                                                                      MAJOR RAW
                                                                                      MATERIALS &
                                                                                      COMPONENTS FOR
PRODUCTS & SERVICES     MAJOR END USES                       PLANTS & FACILITIES*     PRODUCTS/SERVICES
-----------------------------------------------------------------------------------------------------------
CHLORINE/CAUSTIC SODA   Pulp & paper processing, chemical    Augusta, GA              salt, electricity
                        manufacturing, water purification,   Charleston, TN
                        manufacture of vinyl chloride,       McIntosh, AL
                        bleach, swimming pool chemicals &    Niagara Falls, NY
                        urethane chemicals
-----------------------------------------------------------------------------------------------------------
Sodium Hydrosulfite     Paper, textile & clay bleaching      Augusta, GA              caustic soda, sulfur
                                                             Charleston, TN           dioxide
                                                             Salto, Brazil
-----------------------------------------------------------------------------------------------------------
HyPure-TM- products     Industrial & institutional           Charleston, TN           chlorine, caustic
                        cleaners, textile bleaching                                   soda
-----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                     METALS

                                                                                      MAJOR RAW
                                                                                      MATERIALS &
                                                                                      COMPONENTS FOR
PRODUCTS & SERVICES     MAJOR END USES                       PLANTS & FACILITIES*     PRODUCTS/SERVICES
-----------------------------------------------------------------------------------------------------------
COPPER & COPPER ALLOY   Electronic connectors, lead frames,  Bryan, OH                copper, zinc & other
  SHEET & STRIP         electrical components,               East Alton, IL           nonferrous metals
(STANDARD & HIGH        communications, automotive,          Indianapolis, IN
PERFORMANCE)            builders' hardware, coinage,         Waterbury, CT
                        ammunition                           Iwata, Japan
                                                             (Yamaha-Olin
                                                             Metal Corporation)
-----------------------------------------------------------------------------------------------------------
Network of metals       Electronic connectors, electrical    Allentown, PA            copper & copper alloy
service centers         components, communications,          Alliance, OH             sheet, strip, tube &
                        automotive, builders' hardware,      Caguas, PR               steel & aluminum
                        household products                   Carol Stream, IL         strip
                                                             Suwanee, GA
                                                             Warwick, RI
                                                             Watertown, CT
                                                             Yorba Linda, CA
-----------------------------------------------------------------------------------------------------------
POSIT-BOND-             Coinage strip & blanks               East Alton, IL           cupronickel, copper &
REGISTERED TRADEMARK-                                                                 aluminum
  CLAD METAL
-----------------------------------------------------------------------------------------------------------
ROLLED COPPER FOIL,     Printed circuit boards,              Waterbury, CT            copper & copper alloy
COPPERBOND-             electrical & electronic,                                      sheet and strip and
REGISTERED TRADEMARK-   automotive                                                    stainless steel strip
  FOIL, STAINLESS
STEEL STRIP
-----------------------------------------------------------------------------------------------------------
COPPER ALLOY WELDED     Utility condensers, industrial heat  Cuba, MO                 copper alloy strip
TUBE                    exchangers, refrigeration & air
                        conditioning, builders' hardware,
                        automotive
-----------------------------------------------------------------------------------------------------------
Fabricated products     Builders' hardware, cartridge        East Alton, IL           copper, copper alloy
                        cases, transportation, household &                            and stainless steel
                        recreational products                                         strip
-----------------------------------------------------------------------------------------------------------
High performance,       All industry market segments;        New Bedford, MA          all metals, metal
high reliability,       computer, communications, medical,                            alloys, metal matrix
hermetic metal          industrial, instrumentation,                                  composites, special
packages for            automotive, consumer, aerospace and                           alloys and glasses
microelectronics        military
industry
-----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

                                   WINCHESTER

                                                                                      MAJOR RAW
                                                                                      MATERIALS &
                                                                                      COMPONENTS FOR
PRODUCTS & SERVICES     MAJOR END USES                       PLANTS & FACILITIES*     PRODUCTS/SERVICES
-----------------------------------------------------------------------------------------------------------
WINCHESTER-             Hunters & recreational shooters,     East Alton, IL           brass, lead, steel,
REGISTERED TRADEMARK-   law enforcement agencies             Geelong, Australia       plastic, propellant,
SPORTING AMMUNITION                                                                   explosives
(SHOT-SHELLS, SMALL
CALIBER CENTERFIRE &
RIMFIRE AMMUNITION)
-----------------------------------------------------------------------------------------------------------
Small caliber           Infantry and mounted weapons         East Alton, IL           brass, lead,
  military ammunition                                                                 propellant,
                                                                                      explosives
-----------------------------------------------------------------------------------------------------------
Government-owned        Maintenance and operation of U.S.    Independence, MO         brass, lead,
arsenal operation       Army small caliber military                                   propellant,
(GOCO)                  ammunition production plant                                   explosives,
                        (through March 2000)                                          government-supplied
                                                                                      components
                        -----------------------------------------------------------------------------------
                        Maintenance of U.S. Army laid-away   Baraboo, WI              subcontracted &
                        production plant                                              government-supplied
                                                                                      components
-----------------------------------------------------------------------------------------------------------
Industrial products     Maintenance applications in power &  East Alton, IL           brass, lead, plastic,
(8 gauge loads &        concrete industries,                 Geelong, Australia       propellant,
powder-actuated tool    powder-actuated tools in                                      explosives
loads)                  construction industry
-----------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated. Sites manufacture, distribute or market one or more of the identified products or services.

2000 DEVELOPMENTS

    Winchester operated the U.S. Army's Lake City small caliber ammunition plant in Independence, Missouri under a five-year contract that expired at the end of 1999. The contract represented approximately $5 million in annual pretax profits during 1999. The Company was one of several bidders for a new ten-year, fixed-price contract. On July 30, 1999, the Department of the Army awarded this contract to a competitor. Olin appealed the award and lost the appeal. The Company continued operating the plant through March 2000.

    In June 2000, the Company signed a letter of intent with Occidental Petroleum Corporation ("Occidental") to combine the companies' chlor alkali and related businesses in a partnership. In October 2000, the Company announced that its letter of intent had expired. The partnership negotiations were discontinued primarily due to regulatory issues, and certain other matters on which the parties could not agree.

    The Company and the International Association of Machinists and Aerospace Workers District #9 were unable to agree on a new labor contract for approximately 2,700 Brass and Winchester division hourly paid employees at the Company's East Alton, Illinois facility. The union voted to strike effective at the expiration of the previous contract at midnight on December 3, 2000. On January 21, 2001, the Company and the union agreed to a new labor contract and employees returned to work on January 23, 2001.

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

CUSTOMERS AND DISTRIBUTION

    During 2000, no single customer accounted for more than 5% of Olin's total consolidated sales. Products which Olin sells to industrial or commercial users or distributors for use in the production of other products constitute a major part of Olin's total sales. Some of its products, such as sporting ammunition and brass, are sold to a large number of users or distributors, while others, such as chlorine and caustic soda, are sold in substantial quantities to a relatively small number of industrial users.

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

    Olin manufactures cartridge brass for its ammunition business and for other ammunition makers. Olin also serves numerous high-technology markets through a thin-gauge reroll operation that produces stainless steels, high-temperature alloys and glass sealing alloys, in addition to copper and copper alloys. Posit-Bond-Registered Trademark- clad metal has made Olin a major supplier of metal to the U.S. Mint. Olin also sells various alloys to foreign governments for coinage purposes.

    The Metals business is also focused on the electronics market, providing high performance and high-quality materials needed by the electronics industry and other advanced technology customers. These materials include Olin-developed proprietary alloys and Copperbond-Registered Trademark- treated copper foil marketed to the printed circuit industry.

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

COMPETITION

    Olin is in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses. With respect to certain product groups, such as ammunition and copper alloys, and with respect to certain chlor alkali products, Olin is among the largest manufacturers or distributors in the United States. Olin encounters competition in price, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved.

EMPLOYEES

    As of December 31, 2000, Olin had approximately 6,700 employees (excluding approximately 100 employees at Government-owned, contractor-operated facilities), approximately 6,600 of whom were working in the United States and approximately 100 of whom were working in foreign countries. A majority of the hourly-paid employees are represented, for purposes of collective bargaining, by various labor unions. Although some labor contracts extend for as long as five years, others are for shorter periods and therefore must be re-negotiated more frequently. Three labor contracts are scheduled to expire in 2001. A labor contract for employees at the Brass Division's Indianapolis, Indiana facility expires in May 2001, a labor contract for employees at the Brass Division's Bryan, Ohio facility expires in September 2001, and a labor contract for eight employees at the Corporation's inactive facility in Joliet, Illinois expires on November 15, 2001. While relations between Olin and its employees and their various representatives are generally considered satisfactory, there can be no assurance that new labor contracts can be concluded without work stoppages.

    The Company and the International Association of Machinists and Aerospace Workers District #9 were unable to agree on a new labor contract for approximately 2,700 Brass and Winchester division hourly paid employees at the Company's East Alton, Illinois facility. The union voted to strike effective at the expiration of the previous contract at midnight on December 3, 2000. On January 21, 2001, the Company and the union agreed to a new labor contract and employees returned to work on January 23, 2001.

RESEARCH ACTIVITIES; PATENTS

    Olin's research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were approximately $5 million during 2000, $7 million during 1999 and $10 million during 1998.

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

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS

                                                          2000       1999       1998
--------------------------------------------------------------------------------------
                                                               ($ IN MILLIONS)
Cash Outlays:
    Remedial and Investigatory Spending (Charged to
      Reserve)........................................    $30        $21        $20
    Capital Spending..................................      3          3          2
    Plant Operations..................................     17         17         17
--------------------------------------------------------------------------------------
Total Cash Outlays....................................    $50        $41        $39
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

    The establishment and implementation of federal, state and local standards to regulate air, water and land quality have affected and will continue to affect substantially all of Olin's manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. Olin is enrolled in the United States Environmental Protection Agency's Voluntary Industrial Toxics Reduction Program. Olin employs waste minimization and pollution prevention programs at its manufacturing sites.

    Olin is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in the past three years and may be material to net income in future years. Such charges to income were $15 million, $17 million and $16 million in 2000, 1999 and 1998, respectively.

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

    Olin's estimated environmental liability is attributable to 56 sites, 18 of which were on the National Priority List ("NPL"). Ten sites accounted for approximately 75% of such liability and, of the remaining sites, no one site accounted for more than 2% of such liability. Two of these ten sites are in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either Olin, the United States Environmental Protection Agency ("EPA") or other potentially responsible parties ("PRPs") and a Record of Decision ("ROD") or its equivalent has not yet been issued. At five of the ten sites, a ROD or its equivalent has been issued by either the EPA or responsible state agency and Olin, either alone or as a member of a PRP group, was engaged in performing the remedial measures required by that ROD. At the remaining three of the ten sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All ten sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

    The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $110 million at December 31, 2000 and $125 million at December 31, 1999, of which $85 million and $100 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

    Total environmental-related cash outlays for 2001 are estimated to be $52 million, of which $25 million is expected to be spent on remedial and investigatory efforts, $9 million on capital projects and $18 million on normal plant operations.

    Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $45-$55 million over the next several years. While Olin does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and Olin's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against Olin. At December 31, 2000, Olin had estimated additional contingent environmental liabilities of $40 million.

    See also Item 3, "Legal Proceedings" below, the Note "Environmental" of the Notes to Consolidated Financial Statements contained in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.  PROPERTIES

    Olin has manufacturing sites at 18 separate locations in 13 states and Puerto Rico and two manufacturing sites in two foreign countries. Most manufacturing sites are owned although a number of small sites are leased. Listed in the table set forth under the caption "Products and Services" are the locations at or from which Olin's products and services are manufactured, distributed or marketed by segment.

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

    Olin completed the remedial investigation and feasibility study of the former chlorine plant site, including Ponds #5 and 6, in 1994. The EPA issued a ROD in 1995, calling for covering the former waste ponds, treatment of run-off from the ponds, and additional monitoring and investigation. In 1997, Olin negotiated a consent decree with the EPA under which Olin is implementing the ROD. The ROD does not address remediation of the former chlorine plant site or the North Fork of the Holston River, which are the subject of the additional studies.

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

    Olin believes that any liability incurred by it in this matter will not be materially adverse to its financial condition or liquidity. See "Environmental Matters" contained in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

    (b) As part of the continuing environmental investigation by federal, state and local governments of waste disposal sites, Olin has entered into a number of settlement agreements requiring it to contribute to the cost of the investigation and cleanup of a number of sites. This process of investigation and cleanup is expected to continue. See "Environmental Matters" contained in
Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

    (c) Olin and its subsidiaries are defendants in various other legal actions arising out of their normal business activities, none of which is considered by management to be material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the three months ended December 31, 2000.

           EXECUTIVE OFFICERS OF OLIN CORPORATION AS OF MARCH 1, 2001

                                                                                     SERVED AS AN
                                                                                     OLIN OFFICER
NAME AND AGE                     OFFICE                                                 SINCE
--------------------------------------------------------------------------------------------------
Donald W. Griffin (64)........   Chairman of the Board, President and Chief              1983
                                 Executive Officer

Anthony W. Ruggiero (59)......   Executive Vice President and Chief Financial            1995
                                 Officer

Peter C. Kosche (58)..........   Senior Vice President, Corporate Affairs                1993

George B. Erensen (57)........   Vice President and General Tax Counsel                  1990

Mary E. Gallagher (35)........   Vice President and Controller                           1999

Thomas M. Gura (55)...........   Vice President and President, Winchester Division       1997

Johnnie M. Jackson, Jr.          Vice President, General Counsel and Secretary           1995
  (55)........................

John L. McIntosh (46).........   Vice President and President, Chlor Alkali              1999
                                 Products Division

Janet M. Pierpont (53)........   Vice President and Treasurer                            1990

Joseph D. Rupp (50)...........   Vice President and President, Brass Division            1996

    No family relationship exists between any of the above named executive officers or between any of them and any Director of Olin. Such officers were elected to serve as such, subject to the By-laws, until their respective successors are chosen.

    Each of the above-named executive officers, except M.E. Gallagher, T.M. Gura, and J.L. McIntosh, has served Olin as an executive officer for not less than the past five years.

    Mary E. Gallagher was elected a Corporate Vice President on April 27, 2000. She was elected Controller on April 29, 1999. Prior to that time, and since she joined the Corporation in May 1996, she served as Director, Accounting and Financial Reporting. Prior to joining the Corporation, she served as a Senior Manager with KPMG LLP.

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

    As of January 31, 2001, there were approximately 7,950 record holders of Olin Common Stock.

    Olin Common Stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

    Set forth in the Note "Other Financial Data" to the Notes to Consolidated Financial Statements in Item 8 is information concerning the high and low sales prices of Olin Common Stock and dividends paid on Olin Common Stock during each quarterly period in 2000 and 1999.

Item 6.  SELECTED FINANCIAL DATA

EIGHT-YEAR FINANCIAL SUMMARY

                                              2000       1999       1998       1997       1996       1995       1994       1993
---------------------------------------------------------------------------------------------------------------------------------
                                                              ($ AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)
OPERATIONS
Sales.....................................   $1,549     $1,395     $1,504     $1,572     $1,817     $1,886     $1,686     $1,507
Cost of Goods Sold........................    1,277      1,215      1,239      1,276      1,455      1,541      1,425      1,447
Selling and Administration................      127        122        123        132        155        153        139        135
Research and Development..................        5          7         10          8         20         17         18         21
Interest Expense..........................       16         16         17         24         27         33         27         29
Interest and Other Income (Expense).......        7         (8)         7         15         13         (5)        --         --
Gain (Loss) on Sales and Restructurings of
  Businesses and Spin-off Costs...........       --         --        (63)        --        179         --         --        (26)
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations
  Before Taxes............................      131         27         59        147        352        137         77       (151)
Income Tax Provision (Benefit)............       50         10         21         50        125         47         26        (60)
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Continuing
  Operations..............................       81         17         38         97        227         90         51        (91)
Discontinued Operations...................       --          4         40         56         53         50         40         (1)
---------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss).........................       81         21         78        153        280        140         91        (92)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Working Capital...........................      251(1)     252(1)     225(1)     273(1)     385(1)      24         88        (15)
Property, Plant and Equipment, Net........      483        468        475        517        400        580        540        534
Total Assets..............................    1,123      1,063      1,589      1,707      2,118      1,963      1,749      1,685
Capitalization:
    Short-Term Debt.......................        1(1)       1(1)       1(1)       8(1)     137(1)     122         29        113
    Long-Term Debt........................      228(1)     229(1)     230(1)     262(1)     271(1)     406        418        449
    Shareholders' Equity..................      329        309        790        879        946        841        749        596
---------------------------------------------------------------------------------------------------------------------------------
Total Capitalization......................      558        539      1,021      1,149      1,354      1,369      1,196      1,158
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net Income (Loss):
    Basic:
        Continuing Operations.............     1.80       0.36       0.79       1.91       4.30       1.71       0.87      (2.82)
        Discontinued Operations...........       --       0.09       0.85       1.11       1.04       1.04       0.96      (0.03)
---------------------------------------------------------------------------------------------------------------------------------
        Net Income (Loss).................     1.80       0.45       1.64       3.02       5.34       2.75       1.83      (2.85)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
    Diluted:
        Continuing Operations(2)..........     1.80       0.36       0.79       1.90       4.26       1.70       0.87      (2.82)
        Discontinued Operations...........       --       0.09       0.84       1.10       1.01       0.97       0.96      (0.03)
---------------------------------------------------------------------------------------------------------------------------------
        Net Income (Loss).................     1.80       0.45       1.63       3.00       5.27       2.67       1.83      (2.85)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Cash Dividends:
    Common (historical)...................     0.80       0.90       1.20       1.20       1.20       1.20       1.10       1.10
    Common (continuing operations)........     0.80       0.80       0.80       0.80       0.80       0.80       0.73       0.73
    ESOP Preferred (annual rate)..........       --         --         --         --       5.97       5.97       5.97       5.97
    Series A Preferred (annual rate)......       --         --         --         --         --       3.64       3.64       3.64
Shareholders' Equity(3)...................     7.48       6.87      17.25      17.98      18.13      17.03      15.43      13.62
Market Price of Common Stock:
    High..................................    23.19      19.88      49.31      51.38      48.00      38.63      30.13      25.25
    Low...................................    14.19       9.50      23.88      35.38      34.88      24.25      23.00      20.00
    Year End..............................    22.13      19.81      28.31      46.88      37.63      37.13      25.75      24.75
OTHER
Capital Expenditures......................       95         73         78         76         74        116         80         80
Depreciation..............................       79         78         76         76         84         77         78         74
Common Dividends Paid.....................       36         41         58         61         60         57         44         42
Purchases of Common Stock.................       21         11        112        163         --         --         --         --
Current Ratio.............................      1.9        2.0        1.8        1.8        1.6        1.0        1.2        1.0
Total Debt to Total Capitalization(4).....     41.1%      42.7%      22.6%      23.5%      30.0%      37.9%      36.5%      46.8%
Effective Tax Rate........................     38.2%      37.0%      35.6%      34.0%      35.5%      34.3%      33.2%      40.0%
Average Common Shares Outstanding.........     44.9       45.4       47.9       50.5       50.0       47.6       41.0       38.2
Shareholders..............................    8,000      8,600      9,200     10,600     11,300     12,000     12,100     13,000
Employees(5)..............................    6,700      6,700      6,400      6,600      6,200      7,200      7,500      7,100

---------------

    In December 1996, the Company sold its isocyanates business for $565 in cash. 1996 and prior include the operating results of the isocyanates business.

(1) Working Capital includes $57 ($21 in 1999, $50 in 1998, $157 in 1997, $518 in 1996) of Cash and Cash Equivalents and $25 ($25 in 1999 and 1998, $28 in 1997, $87 in 1996) of Short-Term Investments in 2000.

(2) Includes gain of $2.20 on sale of the isocyanates business in 1996.

(3) In 1994 and 1993, calculation is based on common shares and Series A Conversion Preferred Stock outstanding.

(4) Excluding reduction to equity for the Employee Stock Ownership Plan from 1993 through 1996.

(5) Employee data exclude employees who work at government-owned/contractor-operated facilities.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

                                                                2000       1999     1998(1)
--------------------------------------------------------------------------------------------
                                                                     ($ IN MILLIONS,
                                                                  EXCEPT PER SHARE DATA)
Sales.......................................................   $1,549     $1,395     $1,504
Gross Margin................................................      272        180        265
Selling and Administration..................................      127        122        123
Interest Expense, net.......................................       14         14         14
Loss on Sale and Restructurings of Businesses and Spin-Off
  Costs.....................................................       --         --        (63)
Income from Continuing Operations...........................       81         17         38
Net Income..................................................       81         21         78
Diluted Earnings Per Common Share:
    Income from Continuing Operations.......................   $ 1.80     $ 0.36     $ 0.79
    Net Income..............................................   $ 1.80     $ 0.45     $ 1.63
--------------------------------------------------------------------------------------------

(1) Includes the charge for the sale of the microelectronic packaging unit at Manteca, CA, and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42 pretax, $26 after tax and $0.55 diluted earnings per share) and non-recurring costs associated with the Spin-Off of Arch Chemicals ($21 pretax, $15 after tax and $0.32 diluted earnings per share).

    BUSINESS BACKGROUND

    The Company's operations are concentrated in three businesses: Chlor Alkali, Metals and Winchester. All three are capital intensive manufacturing businesses with growth rates closely tied to the general economy. While each segment has a commodity element to it, where the Company's ability to influence pricing is quite limited, the portion of the business that is strictly commodity varies by Division. Chlor Alkali is a commodity business where all supplier products are identical and price is the major supplier selection criteria. The Company has little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given Olin's Chlor Alkali capacity, can lead to very significant changes in overall Company profitability. While a majority of Metals sales are of a commodity nature, this business has a significant volume of specialty engineered products targeted for specific end-use markets. In these applications, technical capability and performance differentiate the product and play a significant role in product selection and thus price is not the only selection criteria. Winchester also has a commodity element to its business but a majority of Winchester ammunition is sold as consumer branded product where there is the opportunity to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is again not the only factor in product selection.

    2000 COMPARED TO 1999

    Sales increased 11% due to increased selling prices and volumes and higher metal values. Selling prices were higher across all segments with the biggest impact related to higher Electrochemical Unit ("ECU") netbacks in the Chlor Alkali Products segment. The increase in sales volumes was related to the Metals segment.

    Gross margin percentage increased from 13% in 1999 to 18% in 2000 primarily due to higher ECU prices.

    Selling and administration as a percentage of sales was 8% in 2000, down from 9% in 1999, due to the higher sales base in 2000 as a result of the factors noted above. Selling and administration was $5 million higher than in 1999 due to higher administration expenses, primarily higher incentive compensation costs and the fees incurred in 2000 associated with the now-discontinued chlor alkali partnership negotiations with Occidental Petroleum Corporation ("Occidental"), offset in part by higher pension income.

    The increase in operating results from the non-consolidated affiliates was due primarily to the improved operating results from the Sunbelt joint venture, which was favorably impacted by the higher ECU pricing.

    Research and development expenses decreased due to restructuring in the fourth quarter of 1999 of the process technology department in the Chlor Alkali segment.

    The effective tax rate increased to 38.2% from 37.0%. The increase was attributable to lower tax benefits related to export sales and increased state income taxes, partially offset by lower cost of Company-owned life insurance programs and a decrease in the valuation allowance related to state income tax loss carryforward.

    At midnight on December 3, 2000, a work stoppage began at the Metals and Winchester manufacturing facilities at East Alton, IL, after the Company and the union were unable to agree on a new labor contract. After several weeks of negotiations, the parties entered into a new labor contract and the union workers returned to work on January 23, 2001. The work stoppage had an adverse impact in 2000 on the profitability of the Metals and Winchester operations including product fulfillment issues, additional expenses and contract settlement costs.

    In June 2000, the Company signed a letter of intent with Occidental to combine the companies' chlor alkali and related businesses in a partnership. In October 2000, the Company announced that its letter of intent had expired. The partnership negotiations were discontinued primarily due to regulatory issues, and certain other matters on which the parties could not agree.

    On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals businesses as Arch Chemicals. The results of operations reflect Arch Chemicals as discontinued operations for the 1999 and 1998 periods presented.

    1999 COMPARED TO 1998

    Sales decreased 7% due to lower ECU prices and lower metal values, which were offset in part by higher volumes across all business segments. Also, sales were lower due to the shutdown of the rod, wire and tube businesses at Indianapolis, IN, in the fourth quarter of 1998.

    The gross margin percentage in 1999 was 13% compared to 18% in 1998. The decrease in the gross margin percentage was due to the lower ECU prices offset in part by higher volumes and improved product mix in the Brass and Winchester segments.

    Selling and Administration as a percentage of sales increased to 9% in 1999 from 8% in 1998. Selling and Administration decreased $1 million from $123 million in 1998 to $122 million in 1999, primarily due to lower pension related costs.

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

    The effective tax rate increased from 35.6% to 37.0%. This increase was attributable to higher non-deductible expenses related to Company-owned life insurance programs and unrealized state income tax benefits, partially offset by increased benefits related to foreign sales.

    In the third quarter of 1998, the Company recorded a $42 million pretax charge ($0.55 diluted EPS) related to the sale of the microelectronic packaging unit at Manteca, CA, for $4 million in cash, and the restructuring of the rod, wire and tube businesses at Indianapolis, IN. In the fourth quarter of 1998, the Company recorded a $21 million pretax charge ($0.32 diluted EPS) for non-recurring costs associated with the Spin-Off (primarily severance, investment banking and legal fees).

SEGMENT OPERATING RESULTS

    Segment operating income is defined as earnings before interest, other income and income taxes and includes the operating results of non-consolidated affiliates. Segment operating income includes an allocation of corporate operating expenses. Segment operating results in 1998 exclude the charge for the sale of the microelectronic packaging unit at Manteca, CA, and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42 million pretax) and non-recurring costs associated with the Spin-Off ($21 million pretax).

                             CHLOR ALKALI PRODUCTS

                                            2000       1999       1998
------------------------------------------------------------------------
                                                 ($ IN MILLIONS)
Sales...................................    $392       $336       $428
Operating Income (Loss).................      27        (58)        55

    2000 COMPARED TO 1999

    Sales and operating results were higher than 1999 primarily due to higher ECU netbacks and ongoing cost reduction initiatives. Average ECU netbacks in 2000 were approximately $300, compared to $225 in 1999. While the pricing cycle improved, demand for chlorine decreased particularly in the second half of 2000, primarily due to the depressed vinyl market. This weak demand along with higher electricity rates, forced industry operating rates to decline (to approximately 88% in 2000 down from 95% in 1999), which impacted the availability of caustic. Caustic demand was high and most suppliers were on order control or allocation. This tight caustic market supported several price increases, which more than offset the declining chlorine prices. Higher selling prices, lower operating costs and improved operating results in 2000 from the Sunbelt joint venture due to the increase in ECU prices offset the fees associated with the discontinued chlor alkali partnership negotiations with Occidental and contributed to the significant improvement in operating income.

    1999 COMPARED TO 1998

    Sales and operating results in 1999 were lower than 1998 due to lower ECU pricing offset in part by higher volumes. ECU prices in 1999 were in the $225 range compared to the $340 range in 1998. Sales volumes were higher and operating rates in 1999 averaged about 95% compared with about 90% in 1998. Lower demand as a result of the Asian and the Latin American financial crisis and increased worldwide capacity resulted in a severe downturn in the industry pricing cycle beginning in late 1997, reaching a 25-year low in the third quarter of 1999, and then moving up in the fourth quarter of 1999.

                                     METALS

                                            2000       1999       1998
------------------------------------------------------------------------
                                                 ($ IN MILLIONS)
Sales...................................    $880       $773       $810
Operating Income........................      95         77         64

    2000 COMPARED TO 1999

    Sales in 2000 increased 14% due to increased volumes and higher metal values and selling prices. Higher volumes and conversion selling prices increased sales by 9% and higher metal values accounted for 5% of the improvement. Strip shipments to the coinage, electronics and ammunition segments were higher in 2000. Distributor market (A.J. Oster Company ("Oster")) shipments were higher as well as were those to the telecommunications market served by Aegis. Shipments of strip to the automotive and building products markets were lower in 2000. Higher volumes, improved pricing and a favorable product mix along with the impact from on-going cost reduction programs more than offset the impact of the work stoppage at East Alton and contributed to the improvement in operating income.

    1999 COMPARED TO 1998

    Sales in 1999 were down 5% due to lower metal values and the loss of sales associated with the shutdown of the rod, wire and tube businesses at the end of 1998, offset in part by higher volumes. Strip volumes were higher as a result of the strength in the automotive, housing, ammunition and coinage markets. Higher demand from the distribution market improved Oster's performance. Operating income increased due to the shutdown of the unprofitable rod, wire and tube businesses, overall higher volumes in the retained businesses and favorable sales mix.

                                   WINCHESTER

                                            2000       1999       1998
------------------------------------------------------------------------
                                                 ($ IN MILLIONS)
Sales...................................    $277       $286       $266
Operating Income........................      20         21         13

    2000 COMPARED TO 1999

    Sales in 2000 were slightly lower than 1999 primarily due to lower domestic commercial ammunition volumes, offset in part by higher commercial selling prices. After strong marketplace demand throughout 1999 and the first half of 2000, the market began softening in the third quarter due to an industry-wide market correction. Operating income declined slightly from 1999 due to several factors. The impact of the lower volumes, the work stoppage at East Alton, higher consulting expenses and lower fees from the Lake City Army Ammunition Plant more than offset the favorable impact of both higher selling prices and Australia's improved results from foreign currency activity.

    In 1999, Winchester was the operator of the U.S. Army's Lake City small-caliber, ammunition plant in Independence, MO. The five-year contract expired at the end of 1999 and represented approximately $5 million in annual pretax profits during the year. On July 30, 1999, the Department of the Army awarded this contract to a competitor. Olin filed a protest to this award. The Company did not prevail in its protest of the contract award to operate this plant. Therefore, the Company's contract to operate that facility ended at the end of the first quarter of 2000.

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

2001 FULL YEAR OUTLOOK

    CONSOLIDATED

    The Company expects that its 2001 full year earnings per share will be in the $1.80 range, with higher earnings from our Chlor Alkali Products business approximately offsetting the impact of the now-settled strike at our Brass and Winchester operations in East Alton, and the effect of a slowing economy.

    CHLOR ALKALI PRODUCTS

    Sales and operating income are expected to increase significantly due to higher ECU pricing and cost reduction initiatives. Demand for chlorine is expected to remain weak, thus exerting pressure on chlorine prices. It is expected that demand from the vinyl sector will recover by mid-year and will result in higher operating rates later in 2001 and into 2002. This should result in higher ECU prices in 2001 and 2002 compared with 2000. Caustic demand is expected to remain strong in 2001 and the improving caustic prices are expected to offset the decline in chlorine prices during the first half of 2001.

    METALS

    Sales and operating income are expected to be lower in 2001 due to the impact in the first quarter of the strike at the East Alton facility. In addition, signs of an economic slowdown are appearing in many market segments that Metals serves, primarily the automotive, coinage, distribution and electronics markets. The impact of the strike and the economic slowdown are expected to be the main contributors to the decline in Metals operating performance.

    WINCHESTER

    Sales in 2001 are expected to be comparable to the 2000 amount. Operating income is expected to be significantly lower in 2001 due to the impact of the strike including higher costs resulting from the settlement of the East Alton labor contract and the absence of profits associated with the Lake City contract.

    CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: The information contained in the 2001 Full Year Outlook sections (and subsections thereof), the Environmental Matters section, the Liquidity, Investment Activity and Other Financial Data section, and the Environmental and Commitments and Contingencies notes to the Consolidated Financial Statements contains forward-looking statements that are based on management's beliefs, certain assumptions made by management, and current expectations, estimates and projections about the markets and economy in which the Company and its various segments operate. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: general economic and business and market conditions; competitive pricing pressures; changes in Chlor Alkali's ECU prices from expected levels; Chlor Alkali operating rates below anticipated levels; higher-than-expected raw material costs; higher than expected transportation and/or logistics costs; a protracted work stoppage in connection with collective bargaining negotiations with labor unions; the supply/demand balance for the Company's products, including the impact of excess industry capacity; efficacy of new technologies; changes in U.S. laws and regulations; failure to achieve targeted cost reduction programs; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.

DISCONTINUED OPERATIONS

                                                   1999       1998
--------------------------------------------------------------------
                                                   ($ IN MILLIONS)
Sales..........................................    $73        $863
Net Income.....................................      4          40

    1999 COMPARED TO 1998

    On February 8, 1999, the Company completed the Spin-Off of its specialty chemicals business as Arch Chemicals. Accordingly, 1999 includes the operating results of Arch Chemicals for the month of January while the 1998 year includes twelve months of operating results.

ENVIRONMENTAL MATTERS

                                            2000       1999       1998
------------------------------------------------------------------------
                                                 ($ IN MILLIONS)
Cash Outlays:
    Remedial and Investigatory Spending
      (Charged to Reserve)..............    $ 30       $ 21       $ 20
    Capital Spending....................       3          3          2
    Plant Operations....................      17         17         17
------------------------------------------------------------------------
Total Cash Outlays......................    $ 50       $ 41       $ 39
------------------------------------------------------------------------
------------------------------------------------------------------------
Environmental Liabilities:
    Beginning Balance...................    $125       $129       $133
    Charges to Income...................      15         17         16
    Remedial and Investigatory
      Spending..........................     (30)       (21)       (20)
------------------------------------------------------------------------
Ending Balance..........................    $110       $125       $129
------------------------------------------------------------------------
------------------------------------------------------------------------

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

    The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 2000, 1999, and 1998 and may be material to net income in future years. Such charges to income were $15 million, $17 million and $16 million in 2000, 1999, and 1998 respectively.

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

    The Company's estimated environmental liability at the end of 2000 was attributable to 56 sites, 18 of which were on the National Priority List (NPL). Ten sites accounted for approximately 75% of such liability and, of the remaining sites, no one site accounted for more than 2% of such liability. Two of these ten sites are in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either the Company, the United States Environmental Protection Agency (EPA) or other potentially responsible parties (PRPs) and a Record of Decision (ROD) or its equivalent has not been issued. At five of the ten sites, a ROD or its equivalent has been issued by either the EPA or responsible state agency and the Company either alone, or as a member of a PRP group, was engaged in performing the remedial measures required by that ROD. At the remaining three of the ten sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All ten sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

    The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $110 million at December 31, 2000, and $125 million at December 31, 1999, of which $85 million and $100 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

    Total environmental-related cash outlays for 2001 are estimated to be $52 million, of which $25 million is expected to be spent on investigatory and remedial efforts, $9 million on capital projects and $18 million on normal plant operations.

    Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $45-$55 million over the next several years. While the Company does not anticipate a material increase in the projected annual level of its environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2000, the Company had estimated additional contingent environmental liabilities of $40 million.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

    CASH FLOW DATA

PROVIDED BY (USED FOR)                      2000       1999       1998
------------------------------------------------------------------------
                                                 ($ IN MILLIONS)
Net Cash and Cash Equivalents Provided
  By Operating Activities From
  Continuing Operations................     $181       $ 42      $ 176
Net Operating Activities................     181         23        178
Capital Expenditures....................     (95)       (73)       (78)
Net Investing Activities................     (88)       (74)       (76)
Purchases of Olin Common Stock..........     (20)       (11)      (112)
Net Financing Activities................     (57)        22       (209)

    In 2000, cash flows from operations were used to finance the Company's working capital requirements, capital and investment projects, dividends, and the purchase of the Company's common stock.

    OPERATING ACTIVITIES

    In 2000, the increase in cash flow from operating activities of continuing operations from 1999 was primarily attributable to higher operating income and a lower investment in working capital, which included a tax refund. In 2000, the Company received approximately $28 million as a result of a tax refund.

    In 1999, net cash flow from operating activities was lower than 1998 due to the lower level of operating income and the tax refund received in 1998 of approximately $80 million related to taxes paid on capital gains in prior years.

    CAPITAL EXPENDITURES

    Capital spending in 2000 of $95 million was 30% higher than 1999. The capital spending increase is primarily in the Metals segment to expand production capacity in its higher value-added product categories, in particular high performance alloys. These products are patented, specialty copper alloys that provide value-added benefits to global customers in the computer, telecommunications and automotive industries. Capital spending in 2000 was approximately 120% of depreciation compared to 95% in 1999.

    Capital spending of $73 million in 1999 was lower than 1998 due to lower levels of capital spending associated with the implementation of the client-server system (SAP) and certain capital expenditures in 1998 to facilitate the

Spin-Off of Arch Chemicals, primarily in the information technology area. Capital spending in 1999 was approximately 95% of depreciation compared with about 100% in 1998. Capital spending in 2001 is expected to be approximately equal to 2000's amount of $95 million. The majority of the capital spending in 2001 is expected to be attributable to projects, which were begun in 2000, primarily in the Metals segment to expand production capacity for high performance alloys.

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

    At December 31, 2000, the Company had an unsecured revolving credit agreement with a group of banks with commitments totaling $165 million, all of which was available. The Company may select various floating rate borrowing options. This agreement expires October 15, 2002. The Company believes that the credit facility is adequate to satisfy its liquidity needs for the foreseeable future. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense.

    In May of 1998, the Company repaid $38 million of 7.97% notes.

    During 2000, 1999 and 1998, the Company used $20 million, $11 million and $112 million to repurchase 1.2 million, 0.9 million and 3.1 million shares of the Company's stock, respectively. The Board of Directors has approved two share repurchase programs to repurchase a total of 10 million shares of the Company's stock. It is expected that this program will be completed during 2001 with the repurchase of 1 million shares.

    The percent of total debt to total capitalization decreased to 41% at December 31, 2000, from 43% at year-end 1999 and was 23% at year-end 1998. Contributing to the increase in 1999 was the reduction to equity resulting from the Spin-Off of Arch Chemicals.

    Dividends per common share were $0.80 in 2000, $0.90 in 1999 and $1.20 in 1998. Total dividends paid on common stock amounted to $36 million in 2000, $41 million in 1999 and $58 million in 1998. In 2000, the Company paid a quarterly dividend of $0.20 per share. Prior to the Spin-Off, the Company paid a first quarter 1999 dividend of $0.30 per share. Following the distribution of Arch Chemicals, the quarterly dividend was reduced to $0.20 per share to reflect the effect of the distribution.

    During 1992, the Company swapped interest payments on $50 million principal amount of its 8% notes due 2002, to a floating rate (6.46406% at December 31, 2000). In June 1995, the Company offset this transaction by swapping interest payments to a fixed rate of 6.485%.

NEW ACCOUNTING STANDARDS

    In 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation date of this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted FASB No. 133 on January 1, 2001, and will achieve hedge accounting treatment for substantially all of the Company's business transactions whose risks are covered using derivative instruments. The hedge accounting treatment provides for the deferral of gains or losses on derivative instruments until such time as the related transactions occur. The Company estimates that if it had accounted for its derivatives in accordance with the new standard as of December 31, 2000, assets totaling $1.2 million and liabilities totaling $2.1 million would have been recorded on the balance sheet with an offsetting entry to Other Comprehensive Income. The new standard does not allow for the special accounting treatment on the portion of any hedge that is not effective. The ineffectiveness, which would have been recorded at December 31, 2000, was a loss of less than $0.1 million.

    Effective July 1, 2000, the Company adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Adoption of this interpretation did not have a material effect on the Company's results of operations or financial position.

    In 2000, the Emerging Issues Task Force issued No. 00-10 "Accounting for Shipping and Handling Fees and Costs." This Issue addresses the income statement classification for shipping and handling fees and costs. It requires the shipping and handling fees be recorded as Sales and the shipping and handling costs be recorded as an Operating Expense. This Issue is effective for the fourth quarter of the fiscal year beginning after December 15, 1999 and requires reclassification of prior period financial statements. In conformity with this Issue, the Company charged 2000 freight expenses and reclassified prior years' freight expenses to Cost of Goods Sold. The Company continues to record shipping and handling fees in Sales.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2000, the Company had a forward contract to buy a foreign currency with face value of $4 million and no forward contracts to sell foreign currencies. At December 31, 1999, the Company had forward contracts to sell foreign currencies with face values of $7 million and no forward contracts to buy foreign currencies. The fair market value of the forward contracts to buy and sell at December 31, 2000 and 1999 approximated the carrying values. The Company had no outstanding option contracts at December 31, 2000 and 1999.

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

    Certain raw materials, namely copper, lead, and zinc used primarily in the Company's Metals and Winchester segments products are subject to price volatility. Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of December 31, 2000, the Company maintained open positions on futures contracts totaling $27 million. Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, the Company would experience a $2.7 million increase in its cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

    The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity is not material to the Company's consolidated financial position, results of operations, or cash flow. The current debt structure of the Company is comprised primarily of long-term fixed rate debt utilized to fund business operations and maintain liquidity. As of December 31, 2000, the Company had long-term borrowings of $229 million of which $35 million was at variable rates. Assuming a decrease of 100 basis points in the interest rate for borrowings of a similar nature, which the Company becomes unable to capitalize on in the short-term as a result of the structure of its fixed rate financing, future cash flows would be affected by approximately $1.9 million. Assuming an increase of 100 basis points in the interest rate for borrowings on the Company's variable rate debt instruments, future cash flows would be negatively affected by approximately $0.4 million. The Company has interest rate swaps to hedge underlying debt obligations. Interest rate swap activity is not material to the Company's consolidated financial position, results of operations, or cash flow.

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

    The Company's system of internal controls is designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. This system, which is reviewed regularly, consists of written policies and procedures, an organizational structure providing delegation of authority and segregation of responsibility and is monitored by an internal audit department. The Company's independent auditors also review and test the internal control system along with tests of accounting procedures and records to the extent that they consider necessary in order to issue their opinion on the financial statements. Management believes that the system of internal accounting controls meets the objectives noted above.

    Management also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is communicated to all employees in a variety of ways, including personal training sessions.

    The Ethics Program is based upon a document entitled "Our Values and Standards of Business Conduct." The standards address, among other things, the necessity of ensuring open communication within the Company; potential conflicts of interest; compliance with all domestic and foreign laws, including those relating to financial disclosure; and the confidentiality of proprietary information. The Company maintains a systematic program to assess compliance with these standards and has established confidential ways, including a confidential telephone help-line (1-800-362-8348), for employees and suppliers to ask questions and share concerns.

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

[/S/ DONALD W. GRIFFIN]                        [/S/ ANTHONY W. RUGGIERO]
Donald W. Griffin                              Anthony W. Ruggiero
Chairman,                                      Executive Vice President and
President and                                  Chief Financial Officer
Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Olin Corporation:

    We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

[/S/ KPMG LLP]

Stamford, Connecticut
January 25, 2001

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31
                     ($ IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                2000       1999
---------------------------------------------------------------------------------
                           ASSETS
Current Assets:
    Cash and Cash Equivalents...............................   $   57     $   21
    Short-Term Investments..................................       25         25
    Receivables, Net:
        Trade...............................................      181        176
        Other...............................................       16         20
    Inventories, Net of LIFO Reserve of $81 ($73 in 1999)...      216        208
    Income Taxes Receivable.................................       --         33
    Other Current Assets....................................       33         21
---------------------------------------------------------------------------------
        Total Current Assets................................      528        504

Property, Plant and Equipment, Net..........................      483        468
Other Assets................................................      112         91
---------------------------------------------------------------------------------
TOTAL ASSETS................................................   $1,123     $1,063
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current Installments of Long-Term Debt..................   $    1     $    1
    Accounts Payable........................................      124        115
    Income Taxes Payable....................................        2          4
    Accrued Liabilities.....................................      148        132
---------------------------------------------------------------------------------
        Total Current Liabilities...........................      275        252

Long-Term Debt..............................................      228        229
Deferred Income Taxes.......................................       80         51
Other Liabilities...........................................      211        222
---------------------------------------------------------------------------------
        Total Liabilities...................................      794        754
---------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' Equity:
    Common Stock, Par Value $1 Per Share:
        Authorized, 120,000,000 Shares
          Issued and Outstanding 43,980,441 Shares
            (45,061,896 in 1999)............................       44         45
    Additional Paid-In Capital..............................      216        234
    Accumulated Other Comprehensive Loss....................      (16)       (10)
    Retained Earnings.......................................       85         40
---------------------------------------------------------------------------------
        Total Shareholders' Equity..........................      329        309
---------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $1,123     $1,063
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31
                     ($ IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
--------------------------------------------------------------------------------------------
Sales.......................................................   $1,549     $1,395     $1,504
Operating Expenses:
    Cost of Goods Sold......................................    1,277      1,215      1,239
    Selling and Administration..............................      127        122        123
    Research and Development................................        5          7         10
Earnings (Loss) of Non-consolidated Affiliates..............        2        (11)        --
Interest Expense............................................       16         16         17
Interest Income.............................................        2          2          3
Other Income................................................        3          1          4
Loss on Sale and Restructurings of Businesses and Spin-off
  Costs.....................................................       --         --        (63)
--------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES..............      131         27         59
Income Taxes................................................       50         10         21
--------------------------------------------------------------------------------------------
Income from Continuing Operations...........................       81         17         38
Income from Discontinued Operations, Net of Taxes...........       --          4         40
--------------------------------------------------------------------------------------------
NET INCOME..................................................   $   81     $   21     $   78
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE:
Basic:
    Continuing Operations...................................   $ 1.80     $ 0.36     $ 0.79
    Discontinued Operations.................................       --       0.09       0.85
--------------------------------------------------------------------------------------------
        Total Net Income....................................   $ 1.80     $ 0.45     $ 1.64
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Diluted:
    Continuing Operations...................................   $ 1.80     $ 0.36     $ 0.79
    Discontinued Operations.................................       --       0.09       0.84
--------------------------------------------------------------------------------------------
        Total Net Income....................................   $ 1.80     $ 0.45     $ 1.63
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     ($ IN MILLIONS, EXCEPT PER SHARE DATA)

                                      COMMON STOCK                      ACCUMULATED
                                  ---------------------   ADDITIONAL       OTHER                      TOTAL
                                    SHARES       PAR       PAID-IN     COMPREHENSIVE   RETAINED   SHAREHOLDERS'
                                    ISSUED      VALUE      CAPITAL         LOSS        EARNINGS      EQUITY
---------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998......  48,840,234     $49         $348           $(24)        $506         $ 879
Comprehensive Income:
    Net Income..................          --      --           --             --           78            78
    Translation Adjustment......          --      --           --              1           --             1
    Minimum Pension Liability
      Adjustment................          --      --           --             (2)          --            (2)
    Comprehensive Income........          --      --           --             --           --            77
Dividends Paid:
    Common Stock ($1.20 per
      share)....................          --      --           --             --          (58)          (58)
Stock Options Exercised.........      84,528      --            3             --           --             3
Stock Repurchase................  (3,096,100)     (3)        (109)            --           --          (112)
Other Transactions..............      94,202      --            1             --           --             1
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998....  45,922,864      46          243            (25)         526           790
Comprehensive Income:
    Net Income..................          --      --           --             --           21            21
    Translation Adjustment......          --      --           --              2           --             2
    Comprehensive Income........          --      --           --             --           --            23
Dividends Paid:
    Common Stock ($0.90 per
      share)....................          --      --           --             --          (41)          (41)
Spin-off of Arch Chemicals,
  Inc...........................          --      --           --             13         (466)         (453)
Stock Repurchase................    (921,400)     (1)         (10)            --           --           (11)
Other Transactions..............      60,432      --            1             --           --             1
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999....  45,061,896      45          234            (10)          40           309
Comprehensive Income:
    Net Income..................          --      --           --             --           81            81
    Translation Adjustment......          --      --           --             (3)          --            (3)
    Minimum Pension Liability
      Adjustment................          --      --           --             (3)          --            (3)
    Comprehensive Income........          --      --           --             --           --            75
Dividends Paid:
    Common Stock ($0.80 per
      share)....................          --      --           --             --          (36)          (36)
Stock Options Exercised.........      67,111      --            1             --           --             1
Stock Repurchase................  (1,162,297)     (1)         (19)            --           --           (20)
Other Transactions..............      13,731      --           --             --           --            --
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000....  43,980,441     $44         $216           $(16)        $ 85         $ 329
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31
                                ($ IN MILLIONS)

                                                                2000       1999       1998
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income from Continuing Operations...........................    $ 81       $ 17      $  38
Adjustments to Reconcile Income from Continuing Operations
  to Net Cash and Cash Equivalents Provided by Operating
  Activities:
    Loss (Earnings) of Non-consolidated Affiliates..........      (2)        11         --
    Depreciation............................................      79         78         76
    Amortization of Intangibles.............................       2          2          2
    Deferred Taxes..........................................      17         11        104
    Loss on Sale and Restructurings of Businesses and
      Spin-off Costs........................................      --         --         63
    Minimum Pension Liability...............................      (3)        --         (2)
    Change in Assets and Liabilities Net of Purchases and
      Sales of Businesses:
        Receivables.........................................      --         (4)        (5)
        Inventories.........................................      (8)        (7)         7
        Other Current Assets................................       1         (1)         4
        Accounts Payable and Accrued Liabilities............      25        (34)       (57)
        Income Taxes Payable................................      30         (1)       (33)
        Other Noncurrent Liabilities........................     (11)       (21)         4
Other Operating Activities..................................     (30)        (9)       (25)
--------------------------------------------------------------------------------------------
Net Cash and Cash Equivalents Provided by Operating
  Activities from Continuing Operations.....................     181         42        176
Discontinued Operations:
    Net Income..............................................      --          4         40
    Change in Net Assets....................................      --        (23)       (38)
--------------------------------------------------------------------------------------------
        Net Operating Activities............................     181         23        178
--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital Expenditures........................................     (95)       (73)       (78)
Businesses Acquired in Purchase Transactions................      --         (3)        --
Proceeds from Sales of Businesses...........................      --         --          4
Purchases of Short-Term Investments.........................      --        (34)       (25)
Proceeds from Sale of Short-Term Investments................      --         34         28
Investments and Advances -- Affiliated Companies at
  Equity....................................................      10         (3)        (3)
Other Investing Activities..................................      (3)         5         (2)
--------------------------------------------------------------------------------------------
        Net Investing Activities............................     (88)       (74)       (76)
--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Long-Term Debt Repayments...................................      (1)        (1)       (39)
Borrowings under Line of Credit Assumed by Arch
  Chemicals, Inc............................................      --         75         --
Purchase of Olin Common Stock...............................     (20)       (11)      (112)
Stock Options Exercised.....................................       1         --          3
Dividends Paid..............................................     (36)       (41)       (58)
Other Financing Activities..................................      (1)        --         (3)
--------------------------------------------------------------------------------------------
        Net Financing Activities............................     (57)        22       (209)
--------------------------------------------------------------------------------------------
        Net Increase (Decrease) in Cash and Cash
          Equivalents.......................................      36        (29)      (107)
Cash and Cash Equivalents, Beginning of Year................      21         50        157
--------------------------------------------------------------------------------------------
        Cash and Cash Equivalents, End of Year..............    $ 57       $ 21      $  50
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Cash Paid (Received) for Interest and Income Taxes:
        Interest............................................    $ 16       $ 16      $  17
        Income Taxes, Net of Refunds........................    $  2       $ (6)     $ (31)
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       ($ IN MILLIONS, EXCEPT SHARE DATA)

ACCOUNTING POLICIES

    The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates. In 2000, freight expenses, previously reported as a deduction from Sales, were charged to Cost of Goods Sold; prior years' financial statements were restated to reflect this charge. Certain reclassifications were made to prior year amounts to conform to the 2000 presentation.

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

SHORT-TERM INVESTMENTS

    Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified its marketable debt securities as available-for-sale which are reported at fair market value with unrealized gains and losses included in Shareholders' Equity net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Unrealized gains and losses in 2000 and 1999 were insignificant. Realized gains and losses on sales of investments, as determined on the specific identification method and declines in value of securities judged to be other-than-temporary are included in Other Income in the Consolidated Statements of Income. Interest and dividends on all securities are included in Interest Income and Other Income, respectively.

    All investments which have original maturities between three and twelve months are considered short-term investments and consist of debt securities such as commercial paper, time deposits, certificates of deposit, bankers acceptances, repurchase agreements, and marketable direct obligations of the United States Treasury and its agencies.

INVENTORIES

    Inventories are valued principally by the dollar value last-in, first-out
(LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average-cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Start-up costs are expensed as incurred.

COMPREHENSIVE INCOME

    The Company calculated comprehensive income in accordance with SFAS
No. 130, "Reporting Comprehensive Income." Accumulated Other Comprehensive Loss at December 31, 2000 includes cumulative translation adjustments of $11 ($8 at December 31, 1999) and minimum pension liability of $5 ($2 at December 31,
1999). The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

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

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into forward sales and purchase contracts and currency options to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar) and relating to particular anticipated but not yet committed purchases and sales expected to be denominated in those currencies. All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2000, the Company had a forward contract to buy a foreign currency with a face value of $4 and no forward contracts to sell foreign currencies. At December 31, 1999, the Company had forward contracts to sell foreign currencies with face values of $7 and no forward contracts to buy foreign currencies. The fair market value of the forward contracts to buy and sell at December 31, 2000 and 1999 approximated the carrying values. The Company had no outstanding option contracts at December 31, 2000 and 1999. The counter-parties to the forward contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counter-party is not significant.

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

    Foreign currency exchange gains (losses), net of taxes, were less than $1 in 2000, less than $(1) in 1999 and $(1) in 1998.

    Depending on market conditions, the Company may enter into futures contracts in order to reduce the impact of metal price fluctuations, principally in copper, lead and zinc. In accordance with SFAS No. 80, "Accounting for Futures Contracts," futures contracts are classified as a hedge when the item to be hedged exposes the Company to price risk and the futures contract reduces that risk exposure. Futures contracts that relate to transactions that are expected to occur are accounted for as a hedge when the significant characteristics and expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. Any gains or losses associated with futures contracts, which are classified as speculative, are recognized in the current period. If a futures contract that has been accounted for as a hedge is closed or matures before the date of the anticipated transaction, the accumulated change in value of the contract is carried forward and included in the measurement of the related transaction. At December 31, 2000, the Company has open positions in futures contracts totaling $27
(1999 -- $36). If the futures contracts had been settled on December 31, 2000, the Company would have recognized a loss of $1. Gains (losses) on futures contracts, net of taxes, were less than $1 in 2000, $1 in 1999 and $(2) in 1998.

    In 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation date of this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted FASB No. 133 on January 1, 2001 and will achieve hedge accounting treatment for substantially all of the Company's business transactions whose risks are covered using derivative instruments. The hedge accounting treatment provides for the deferral of gains or losses on derivative instruments until such time as the related transactions occur. The Company estimates that if it had accounted for its derivatives in accordance with the new standard as of December 31, 2000, assets totaling $1.2 and liabilities totaling $2.1 would have been recorded on the balance sheet with an offsetting entry to Other Comprehensive Income. The new standard does not allow for the special accounting treatment on the portion of any hedge that is not effective. The ineffectiveness, which would have been recorded at December 31, 2000, was a loss of less than $0.1.

FINANCIAL INSTRUMENTS

    The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of the Company's long-term debt was determined based on current market rates for debt of the same risk and maturities. At December 31, 2000, the estimated fair value of debt was $231 (1999 -- $228). The fair values of currency forward contracts were estimated based on quoted market prices for contracts with similar terms.

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

COMPUTATION OF EARNINGS PER SHARE                          2000       1999       1998
---------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income from continuing operations......................   $  81      $  17      $  38
---------------------------------------------------------------------------------------
Basic shares...........................................    44.9       45.4       47.6
---------------------------------------------------------------------------------------
Basic earnings per share -- continuing operations......   $1.80      $0.36      $0.79
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
Income from continuing operations......................   $  81      $  17      $  38
---------------------------------------------------------------------------------------
Diluted shares:
    Basic shares.......................................    44.9       45.4       47.6
    Stock options......................................      .1         --         .3
---------------------------------------------------------------------------------------
                                                           45.0       45.4       47.9
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Diluted earnings per share -- continuing operations....   $1.80      $0.36      $0.79
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

    The Board of Directors has authorized the Company to purchase up to 10 million shares of common stock of the Company under two share repurchase programs which began in January of 1997. During 2000, 1999 and 1998 the Company repurchased 1.2 million, 0.9 million and 3.1 million shares, respectively. It is expected that the programs will be completed during 2001 with the repurchase of 1 million shares.

SHORT-TERM INVESTMENTS

    Short-term investments, which approximate fair value were $25 at December 31, 2000 and 1999, and represented the equity value of the Company-owned life insurance program.

TRADE RECEIVABLES

    Allowance for doubtful items was $7 and $6 at December 31, 2000 and 1999, respectively. Provisions charged to operations were $2 in 2000 and less than $1 in 1999 and 1998. Bad debt write-offs, net of recoveries were $1 in 2000, less than $1 in 1999 and $1 in 1998.

INVENTORIES

                                                   2000       1999
--------------------------------------------------------------------
Raw materials and supplies.....................    $126       $120
Work in process................................     111        111
Finished goods.................................      60         50
--------------------------------------------------------------------
                                                    297        281
LIFO reserves..................................     (81)       (73)
--------------------------------------------------------------------
    Inventory, net.............................    $216       $208
--------------------------------------------------------------------
--------------------------------------------------------------------

    Inventories valued using the LIFO method comprised 77% and 78% of the total inventories at December 31, 2000 and 1999, respectively.

PROPERTY, PLANT AND EQUIPMENT

                                      USEFUL LIVES                  2000       1999
-------------------------------------------------------------------------------------
Land and improvements to land         10 - 20 Years.............   $   58     $   58
Buildings and building equipment      10 - 25 Years.............      189        187
Machinery and equipment               3 - 12 Years..............    1,329      1,278
Leasehold improvements..........................................        4          3
Construction in progress........................................       81         69
-------------------------------------------------------------------------------------
    Property, plant and equipment...............................    1,661      1,595
Less accumulated depreciation...................................    1,178      1,127
-------------------------------------------------------------------------------------
    Property, plant and equipment, net..........................   $  483     $  468
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

    Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $118, $116 and $109 in 2000, 1999 and 1998 respectively.

SHORT-TERM BORROWINGS

    The Company has an unsecured revolving credit agreement with a group of banks with commitments totaling $165, all of which was available at December 31, 2000 and 1999. This agreement expires October 15, 2002. The Company may select various floating rate borrowing options. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense.

LONG-TERM DEBT

                                                                2000       1999
---------------------------------------------------------------------------------
Notes payable:
    7.11%, due 2005.........................................    $ 50       $ 50
    7.75%, due 2005.........................................      11         11
    8%, due 2002............................................     100        100
Industrial development and environmental improvement
  obligations:
    Payable at interest rates of 1.60% to 6.15%, which vary
      with short-term tax exempt rates, due 2004-2017.......      35         35
    Payable at interest rates of 6% to 7%, due 2000-2008....      33         34
---------------------------------------------------------------------------------
        Total senior debt...................................     229        230
Amounts due within one year.................................       1          1
---------------------------------------------------------------------------------
    Total long-term debt....................................    $228       $229
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

    At December 31, 2000, there remained $248 unissued under the medium-term note program registered in May 1994.

    During 1992, the Company swapped interest payments on $50 principal amount of its 8% notes due 2002 to a floating rate (6.46406% at December 31, 2000). In June 1995, the Company offset this transaction by swapping interest payments to a fixed rate of 6.485%. The difference between interest paid and interest received is included as an adjustment to interest expense. A settlement of the fair market value of the interest rate swaps as of December 31, 2000 would result in a receipt of approximately $1. Counter-parties to interest rate swap contracts are major financial institutions. The risk of loss to the Company in the event of nonperformance by a counter-party is not significant.

    Annual maturities of long-term debt for the next five years are $1 in 2001, $101 in 2002, $1 in 2003, $27 in 2004 and $62 in 2005.

    Interest expense incurred on short-term borrowings and long-term debt totaled $17 in 2000, $16 in 1999 and $18 in 1998; of which $1 was capitalized in 2000 and 1998.

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

                                                                                  OTHER
                                                                             POSTRETIREMENT
                                            PENSION BENEFITS                    BENEFITS
                                         -----------------------         -----------------------
CHANGE IN BENEFIT OBLIGATION               2000           1999             2000           1999
------------------------------------------------------------------------------------------------
Benefit obligation at beginning of
  year.................................   $1,068         $1,180            $65            $71
Service cost...........................       21             15              2              1
Interest cost..........................       83             79              5              5
Actuarial loss (gain)..................       51           (123)            11             (3)
Benefits paid..........................      (88)           (83)           (13)            (9)
------------------------------------------------------------------------------------------------
Benefit obligation at end of year......   $1,135         $1,068            $70            $65
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

                                              PENSION BENEFITS
                                           -----------------------
CHANGE IN PLAN ASSETS                        2000           1999
------------------------------------------------------------------
Fair value of plan assets at beginning of
  year...................................   $1,424         $1,295
Actual return on plan assets.............      (44)           230
Employer contribution....................        5              4
Asset transfers to Arch Chemicals........       --            (22)
Benefits paid............................      (88)           (83)
------------------------------------------------------------------
Fair value of plan assets at end of
  year...................................   $1,297         $1,424
------------------------------------------------------------------
------------------------------------------------------------------

                                                                                    OTHER
                                                                               POSTRETIREMENT
                                              PENSION BENEFITS                    BENEFITS
                                           -----------------------         -----------------------
                                             2000           1999             2000           1999
--------------------------------------------------------------------------------------------------
Funded status............................   $ 162          $ 356             $(70)          $(65)
Unrecognized actuarial (gain) loss.......    (163)          (377)              20             10
Unrecognized transition obligation
  (asset)................................      --             (6)              --             --
Unrecognized prior service cost..........      22             26               (3)            (4)
--------------------------------------------------------------------------------------------------
Net amount recognized....................   $  21          $  (1)            $(53)          $(59)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Amounts recognized in the consolidated
  balance sheet consist of:
    Prepaid benefit cost.................   $  57          $  27             $ --           $ --
    Accrued benefit liability............     (44)           (30)             (53)           (59)
    Accumulated other comprehensive
      income.............................       8              2               --             --
--------------------------------------------------------------------------------------------------
    Net amount recognized................   $  21          $  (1)            $(53)          $(59)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

PRINCIPAL ASSUMPTIONS FOR PENSION AND POSTRETIREMENT BENEFITS          2000       1999
----------------------------------------------------------------------------------------
Weighted average discount rate.................................       7.75%       8.0%
Weighted average rate of compensation increase.................        4.6%       4.6%
Long-term rate of return on assets.............................        9.5%       9.5%

                                                                                      OTHER
                                                                                  POSTRETIREMENT
                                            PENSION BENEFITS                         BENEFITS
COMPONENTS OF NET                    ------------------------------       ------------------------------
PERIODIC BENEFIT COST (INCOME)         2000       1999       1998           2000       1999       1998
--------------------------------------------------------------------------------------------------------
Service cost.......................   $  21      $  15       $ 15           $ 2         $1        $ 1
Interest cost......................      83         79         79             5          5          5
Expected return on plan assets.....    (114)      (103)       (99)           --         --         --
Amortization of prior service
  cost.............................       4          4          4            (1)        --         (1)
Recognized actuarial loss (gain)...     (12)        (6)        (6)            1         --          1
--------------------------------------------------------------------------------------------------------
Net periodic benefit cost
  (income).........................   $ (18)     $ (11)      $ (7)          $ 7         $6        $ 6
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

    The Company's common stock represents approximately 1% of the plan assets at December 31, 2000 and 1999.

    The Company's foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant.

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

    The accumulated postretirement benefit obligation was determined using the projected unit credit method and an assumed discount rate of 7.75% in 2000 and 8% in 1999. The assumed health care cost trend rate used for pre-65 retirees was 6.5% in 2000, 7.5% in 1999 and 8% in 1998, declining one-half percent per annum to 5%. For post-65 retirees, the Company provides a fixed dollar benefit, which is not subject to escalation.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage-point increase (decrease) in assumed health care cost trend rates would have a less than $1 increase (decrease) in total service and interest cost components and a $2 increase (decrease) in the postretirement benefit obligation.

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

INCOME TAXES

COMPONENTS OF PRETAX INCOME FROM CONTINUING OPERATIONS          2000       1999       1998
--------------------------------------------------------------------------------------------
Domestic..................................................      $126       $24        $ 54
Foreign...................................................         5         3           5
--------------------------------------------------------------------------------------------
Pretax income.............................................      $131       $27        $ 59
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

COMPONENTS OF INCOME TAX EXPENSE (BENEFIT)
--------------------------------------------------------------------------------------------
Currently payable:
    Federal...............................................      $ 26       $(9)       $(88)
    State.................................................         5         5           3
    Foreign...............................................         2         3           2
--------------------------------------------------------------------------------------------
                                                                  33        (1)        (83)
Deferred..................................................        17        11         104
--------------------------------------------------------------------------------------------
Income tax expense........................................      $ 50       $10        $ 21
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

    The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

EFFECTIVE TAX RATE RECONCILIATION (PERCENT)                  2000       1999       1998
-----------------------------------------------------------------------------------------
Statutory federal tax rate...............................    35.0       35.0       35.0
Foreign income tax.......................................     0.1        0.5       (0.3)
Foreign sales corporation................................    (0.4)      (9.0)      (0.9)
Company-owned life insurance programs....................     0.2        6.9       (5.4)
State income taxes, net..................................     6.0      (13.0)       1.7
Change in valuation reserve..............................    (2.2)      22.2         --
Equity in net income of affiliates.......................    (0.5)      (2.2)      (0.9)
Other, net...............................................      --       (3.4)       6.4
-----------------------------------------------------------------------------------------
Effective tax rate.......................................    38.2       37.0       35.6
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES               2000       1999
---------------------------------------------------------------------------------
Deferred tax assets:
    Pension and postretirement benefits.....................    $ 12       $ 23
    Environmental reserves..................................      43         49
    Non-deductible reserves.................................      27         37
    Alternative minimum tax.................................      15         15
    State net operating losses..............................       6         10
    Other miscellaneous items...............................      25         10
---------------------------------------------------------------------------------
Total deferred tax assets...................................     128        144
Valuation allowance.........................................      (2)        (6)
---------------------------------------------------------------------------------
Net deferred tax assets.....................................     126        138
---------------------------------------------------------------------------------
Deferred tax liabilities:
    Property, plant and equipment...........................      64         59
    Capital loss............................................      80         80
    Other miscellaneous items...............................      33         35
---------------------------------------------------------------------------------
Total deferred tax liabilities..............................     177        174
---------------------------------------------------------------------------------
Net deferred tax liability..................................    $ 51       $ 36
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

    Included in Other Current Assets at December 31, 2000 and 1999 are $29 and $15, respectively, of net current deferred assets. The deferred tax provisions for 2000 and 1998 do not reflect the tax effect of $2 and $1, respectively, resulting from the additional minimum pension liability adjustment required by SFAS No. 87, "Employers' Accounting for Pensions."

    The Company has state net operating loss carryforwards of approximately $117, which are available to offset future state taxable income, if any, through 2014. The Company also has alternative minimum tax credit carryforwards of approximately $15, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

    At December 31, 2000, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $8. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to continue to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

ACCRUED LIABILITIES

    Included in accrued liabilities are the following items:

                                                   2000       1999
--------------------------------------------------------------------
Accrued compensation and employee benefits.....    $ 49       $ 36
Environmental..................................      25         25
Accrued insurance..............................      13         14
Other..........................................      61         57
--------------------------------------------------------------------
                                                   $148       $132
--------------------------------------------------------------------
--------------------------------------------------------------------

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

    The Contributing Employee Ownership Plan is a defined contribution plan available to essentially all domestic employees, which provides a match of employee contributions. The Company is matching employee contributions with common stock. Expenses related to the plan are based on common stock allocated to participants. These costs (primarily the Company's contributions) amounted to $5 in 2000 and 1999 and $8 in 1998.

STOCK OPTIONS

    Under the stock option plans, options may be granted to purchase shares of the Company's common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Options granted under the 1996 Stock Option Plan and the 2000 and the 1991 Long Term Incentive Plans vest over three years. In 2000, a one-time grant of Performance Accelerated Vesting Stock Options for 947,000 shares was granted with an exercise price of $18.97, which represented fair value. These options have a term of 120 months and vest in 119 months, and can vest early, but only if the stock price increases to $28 per share or more for 10 days in any 30 calendar day period. The 2000 Long Term Incentive Plan, the 1996 Stock Option Plan and the 1991 Long Term Incentive Plan are the only plans with stock options available for future grants. At December 31, 2000, total shares of 2,855,858 were available for grant under all active stock-based plans. Of this total, stock options of 2,280,904 shares and stock awards of 574,954 shares were available for future grants. As a result of the Spin-Off of Arch Chemicals the outstanding Olin options as of February 8, 1999 were converted into both an option to purchase Olin common stock and an option to purchase Arch Chemicals common stock with an adjustment of the exercise price designed to preserve the "intrinsic value" at the time of the spin-off. Olin will be responsible for delivering shares of the Olin common stock upon exercise, and Arch Chemicals will be responsible for the delivering of shares of Arch Chemicals stock upon exercise. The options maintain the original vesting schedule. The following table has been restated to reflect the new option price of the Olin options as a result of the transaction described above.

                                                                   WEIGHTED AVERAGE
                                                 OPTION PRICE        OPTION PRICE
                                    SHARES         PER SHARE           PER SHARE
------------------------------------------------------------------------------------
Outstanding at January 1, 1998...  2,446,463    $13.34  - $29.69         $21.36
    Granted......................    835,700     18.33  -  29.38          27.12
    Exercised....................    (84,528)    13.34  -  24.68          19.12
    Canceled.....................    (84,486)    16.04  -  29.38          25.75
------------------------------------------------------------------------------------
Outstanding at December 31,
  1998...........................  3,113,149     13.34  -  29.69          22.85
    Granted......................    784,150     12.72  -  15.85          15.84
    Exercised....................         --                  --             --
    Canceled.....................   (218,049)    15.85  -  29.69          21.09
------------------------------------------------------------------------------------
Outstanding at December 31,
  1999...........................  3,679,250     12.72  -  27.17          21.46
    Granted......................  1,943,800     18.97                    18.97
    Exercised....................    (67,111)    13.69  -  17.16          16.09
    Canceled.....................   (142,995)    15.85  -  27.17          20.22
------------------------------------------------------------------------------------
Outstanding at December 31,
  2000...........................  5,412,944    $12.72  - $27.17         $20.67
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

    Of the outstanding options at December 31, 2000, options covering 2,839,402 shares are currently exercisable at a weighted average exercise price of $22.07 and options covering 701,000 shares are held by Arch Chemicals employees. At December 31, 2000 and 1999, the average exercise period for the outstanding options was 82 months and 79 months, respectively.

    At December 31, 2000, common shares reserved for issuance under the 1998 Stock Option Plan, the 1991 Long Term Incentive Plan, the 1996 Stock Option Plan, the 2000 Long Term Incentive Plan and Options Available Only for Arch Employees were 8,243,172. An additional 200,432 shares were reserved under the 1997 Non-Employee Directors Plan and the Employee Deferral Plan, and of these shares, approximately 102,000 shares were committed.

    In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". As allowed by SFAS No. 123, the Company has not recognized compensation cost for stock-based compensation arrangements. Pro forma net income and earnings per share were calculated based on the following assumptions as if the Company had recorded compensation expense for the stock options granted during the year. The fair value of each option granted during 2000, 1999 and 1998 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 4.21% in 2000, 5.35% in 1999 and 3.2% in 1998, risk-free interest rate of 5.18% in 2000, 6.25% in 1999 and 5.5% in 1998, expected volatility of 29% in 2000 and 1999 and 27% in 1998 and an expected life of 7 years. The fair value of options granted during 2000, 1999 and 1998 was $5.59, $3.85 and $11.77, respectively. The following table shows the difference between reported and pro forma net income and earnings per share as if the Company had recorded compensation expense for the stock options granted during the year.

($ IN MILLIONS, EXCEPT PER SHARE DATA)                     2000       1999       1998
---------------------------------------------------------------------------------------
Net Income
        As reported....................................   $  81      $  21      $  78
        Pro forma......................................      77         17         72
Per Share Data:
    Basic
        As reported....................................    1.80       0.45       1.64
        Pro forma......................................    1.71       0.38       1.52
    Diluted
        As reported....................................    1.80       0.45       1.63
        Pro forma......................................    1.71       0.38       1.52

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

SEGMENT INFORMATION

    Segment operating income is defined as earnings before interest, other income and income taxes and includes earnings of non-consolidated affiliates. Segment operating results in 1998 exclude the charge for the sale of the microelectronic packaging unit at Manteca, CA, and the restructuring of the rod, wire and tube businesses at Indianapolis, IN ($42 pretax); and non-recurring costs associated with the Spin-Off of Arch Chemicals ($21 pretax).

                                                                2000       1999       1998
--------------------------------------------------------------------------------------------
SALES:
    Chlor Alkali Products...................................   $  392     $  336     $  428
    Metals..................................................      880        773        810
    Winchester..............................................      277        286        266
--------------------------------------------------------------------------------------------
TOTAL SALES.................................................   $1,549     $1,395     $1,504
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS) BEFORE LOSS ON SALE AND
  RESTRUCTURING OF BUSINESSES AND SPIN-OFF COSTS:
    Chlor Alkali Products...................................   $   27     $  (58)    $   55
    Metals..................................................       95         77         64
    Winchester..............................................       20         21         13
--------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME......................................   $  142     $   40     $  132
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
EQUITY INCOME (LOSS) IN AFFILIATED COMPANIES, INCLUDED IN
  OPERATING INCOME:
    Chlor Alkali Products...................................   $   --     $  (13)    $   (1)
    Metals..................................................        2          2          1
--------------------------------------------------------------------------------------------
TOTAL EQUITY INCOME IN AFFILIATED COMPANIES.................   $    2     $  (11)    $   --
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
DEPRECIATION EXPENSE:
    Chlor Alkali Products...................................   $   37     $   36     $   33
    Metals..................................................       29         30         32
    Winchester..............................................       13         12         11
--------------------------------------------------------------------------------------------
DEPRECIATION EXPENSE........................................   $   79     $   78     $   76
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
AMORTIZATION EXPENSE:
    Metals..................................................   $    2     $    2     $    2
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
CAPITAL SPENDING:
    Chlor Alkali Products...................................   $   31     $   27     $   31
    Metals..................................................       51         33         25
    Winchester..............................................       12         13         12
    Other...................................................        1         --         10
--------------------------------------------------------------------------------------------
TOTAL CAPITAL SPENDING......................................   $   95     $   73     $   78
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
ASSETS:
    Chlor Alkali Products...................................   $  250     $  263     $  297
    Metals..................................................      500        461        440
    Winchester..............................................      156        165        161
    Other...................................................      217        174        186
    Net Assets of Discontinued Operations...................       --         --        505
--------------------------------------------------------------------------------------------
TOTAL CONSOLIDATED ASSETS...................................   $1,123     $1,063     $1,589
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
INVESTMENTS & ADVANCES -- AFFILIATED COMPANIES AT EQUITY:
    Chlor Alkali Products...................................   $  (13)    $   (3)    $    7
    Metals..................................................        7          6          5
--------------------------------------------------------------------------------------------
TOTAL INVESTMENTS & ADVANCES -- AFFILIATED COMPANIES........   $   (6)    $    3     $   12
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

    Segment operating income includes an allocation of corporate charges based on various allocation methodologies. Segment assets include only those assets which are directly identifiable to a segment and do not include such items as cash, deferred taxes and other assets. Sales by segment substantially represent sales for the three product lines of the Company.

GEOGRAPHIC DATA:                                                2000       1999       1998
--------------------------------------------------------------------------------------------
SALES
    United States...........................................   $1,488     $1,346     $1,465
    Foreign.................................................       61         49         39
    Transfers between areas
    United States...........................................       14         11         10
    Eliminations............................................      (14)       (11)       (10)
--------------------------------------------------------------------------------------------
TOTAL SALES.................................................   $1,549     $1,395     $1,504
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
ASSETS
    United States...........................................   $1,069     $1,016     $1,039
    Foreign.................................................       47         44         45
    Investments.............................................        7          6          4
    Eliminations............................................       --         (3)        (4)
    Net Assets of Discontinued Operations...................       --         --        505
--------------------------------------------------------------------------------------------
TOTAL ASSETS................................................   $1,123     $1,063     $1,589
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

    Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $93, $73, and $83 in 2000, 1999, and 1998, respectively.

DISPOSITIONS AND RESTRUCTURINGS

    During 1998, the Company recorded a pretax loss of $63 related to the sale of Olin Interconnect Technologies ($8), the restructuring of the rod, wire, and tube businesses at Indianapolis, IN ($34) and non-recurring costs associated with the Spin-Off of Arch Chemicals ($21).

    Supplemental cash flow information on the business disposed is as follows:

                                                          1998
----------------------------------------------------------------
Proceeds..............................................    $ 4
Working capital.......................................     (4)
Property, plant and equipment.........................     (8)
----------------------------------------------------------------
Loss on disposition of businesses.....................    $(8)
----------------------------------------------------------------
----------------------------------------------------------------

    The following table summarizes the major components of the 1998 charges and the remaining balances as of December 31, 2000, excluding the non-cash asset write-down described below:

                                                                                           ACCRUED
                                                    ORIGINAL   AMOUNTS                  RESTRUCTURING
                                                     CHARGE    UTILIZED   ADJUSTMENTS       COSTS
-----------------------------------------------------------------------------------------------------
Employee Termination and Severance................    $14        $ (9)       $ (5)          $ --
Legal and Investment Banker Fees..................      8          (8)         --             --
Exit Costs........................................      5          (3)         (2)            --
Other.............................................      5          (5)         --             --
-----------------------------------------------------------------------------------------------------
                                                      $32        $(25)       $ (7)          $ --
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

    The adjustments represent changes in estimates of the cash expenditures for the major components of the 1998 charges. The adjustments have been used to write-down the non-cash assets associated with the restructuring as cash recoveries were less than the original estimate.

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

    The historical operating results of these businesses are shown net of tax as discontinued operations in the consolidated statements of income. Accordingly, 1999 includes the operating results of Arch Chemicals for the month of January, while 1998 includes twelve months of operating results. The discontinued operations include an allocation of corporate overhead with the allocation based on either effort committed or number of employees. Management believes that the allocation methods used to allocate the costs and expenses are reasonable; however, such allocated amounts may or may not necessarily be indicative of what those expenses would have been had Arch Chemicals operated independently of Olin. Interest expense was not allocated to Arch Chemicals.

    The Company has entered into tax sharing agreements with Arch Chemicals effectively providing that the Company will be responsible for the tax liability of Arch Chemicals for the years that Arch Chemicals was included in the Company's consolidated income tax returns. Income taxes have been allocated to Arch Chemicals based on their pretax income and calculated on a separate company basis pursuant to the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income taxes allocated to the discontinued operations were $2 and $21 in 1999 and 1998, respectively.

    In addition, the Company entered into several other agreements with Arch Chemicals, which cover such matters as technology transfers, transition services, covenants not to compete and chlorine and caustic supply.

    Condensed historical combined balance sheet and income statement data of the discontinued operations are summarized below:

                                                   1999       1998
--------------------------------------------------------------------
Combined Statements of Income
Sales..........................................    $73        $863
Net income.....................................      4          40

ENVIRONMENTAL

    The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $15 in 2000, $17 in 1999 and $16 in 1998. Charges to income for investigatory and remedial efforts were material to operating results in 2000, 1999 and 1998. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $110 at December 31, 2000, and $125 at December 31, 1999, of which $85 and $100 were classified as other noncurrent liabilities, respectively.

    Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and the Company's ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against the Company. At December 31, 2000, the Company had estimated additional contingent environmental liabilities of $40.

COMMITMENTS AND CONTINGENCIES

    The Company leases certain properties, such as railroad cars, manufacturing, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $33 in 2000, $32 in 1999 and $38 in 1998, (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2000 are as follows: $18 in 2001; $16 in 2002; $14 in 2003; $13 in
2004; $12 in 2005; and $52 thereafter.

    There are a variety of non-environmental legal proceedings pending or threatened against the Company. Probable losses related to those matters have been accrued for in the accompanying financial statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on results of operations, financial position or liquidity of the Company.

OTHER FINANCIAL DATA

    QUARTERLY DATA (UNAUDITED)

                                                      FIRST      SECOND     THIRD      FOURTH
2000                                                 QUARTER    QUARTER    QUARTER    QUARTER      YEAR
---------------------------------------------------------------------------------------------------------
Sales..............................................   $  382     $  397     $  413     $  357     $1,549
Cost of goods sold.................................      318        324        340        295      1,277
Net income.........................................       19         24         23         15         81
Net income per common share:
    Basic..........................................      .43        .52        .52        .34       1.80
    Diluted........................................      .43        .52        .52        .34       1.80
Common dividends per share.........................      .20        .20        .20        .20        .80
Market price of common stock(1)
    High...........................................    21.50      19.25      18.00      23.19      23.19
    Low............................................    14.88      14.19      15.00      16.00      14.19

1999
---------------------------------------------------------------------------------------------------------
Sales..............................................   $  325     $  333     $  376     $  361     $1,395
Cost of goods sold.................................      283        289        332        311      1,215
Income from continuing operations..................        3          2          3          9         17
Net income.........................................        7          2          3          9         21
Per common share:
    Basic
        Income from continuing operations..........      .05        .05        .06        .20        .36
        Net income.................................      .14        .05        .06        .20        .45
    Diluted
        Income from continuing operations..........      .05        .05        .06        .20        .36
        Net income.................................      .14        .05        .06        .20        .45
Common dividends per share.........................      .30        .20        .20        .20        .90
Market price of common stock(1)
    High...........................................    15.75      15.19      14.81      19.88      19.88
    Low............................................     9.50       9.69      12.19      12.13       9.50
---------------------------------------------------------------------------------------------------------

(1) New York Stock Exchange composite transactions.

ECONOMIC VALUE ADDED PERFORMANCE MEASURE (UNAUDITED)

    In 1995, the Company recognized a need to improve our total return to shareholders. After a thorough review of our financial management systems, we selected an innovative business management system known as Economic Value Added, or EVA-Registered Trademark-. Developed by Stern Stewart & Company, EVA is a highly successful management tool that builds upon and refines traditional tools. It is designed to help maximize long-term profitability, increase return on capital employed and operate businesses more effectively. EVA is recognized as a reliable predictor of stock market performance over a period of time. A positive correlation has been demonstrated between improvement in a company's EVA and the price of its stock. EVA is a method of measuring the Company's financial health by taking operating profit after taxes and subtracting a charge for capital employed. The table below summarizes the Company's EVA calculation for the years ended December 31, 2000 and 1999:

                                                                2000       1999
---------------------------------------------------------------------------------
Earnings before interest and taxes..........................    $145       $ 41
Adjustments.................................................      29         30
---------------------------------------------------------------------------------
Operating profit before taxes...............................     174         71
Cash taxes at 35%...........................................     (61)       (25)
---------------------------------------------------------------------------------
Net operating profit after taxes............................     113         46
Capital charge..............................................     (76)       (71)
---------------------------------------------------------------------------------
EVA.........................................................    $ 37       $(25)
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Average capital employed....................................    $806       $758
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Return on capital...........................................    14.0%       6.1%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Cost of capital.............................................     9.4%       9.4%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

    EARNINGS BEFORE INTEREST AND TAXES

    Earnings before interest and taxes ("EBIT") is calculated as pretax profits plus interest expense, less interest income. For EVA purposes, material gains and losses on asset or business sales and restructurings are excluded from EBIT but instead, the related cash flows are considered permanent increases or decreases to the capital employed and are therefore part of the capital charge forever.

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

        LIFO (last-in first-out) based inventory is restated to a FIFO (first-in first-out) basis to appropriately reflect the actual current investment in inventory.

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

        MAJOR ASSET SALES are accounted for such that the pretax book gain or loss is excluded from EBIT and any after tax cash gain is a permanent reduction of average capital and any after tax cash loss is a permanent increase to average capital.

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

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The biographical information relating to Olin's Directors under the heading "Item 1 -- Election of Directors" in the Proxy Statement relating to Olin's 2001 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated by reference in this Report. See also the list of executive officers following
Item 4 of this Report. The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated by reference in this Report.

Item 11.  EXECUTIVE COMPENSATION

    The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation and the Corporate Performance Graph) is incorporated by reference in this Report. The information under the heading "Additional Information Regarding the Board of Directors -- Compensation of Directors" in the Proxy Statement is incorporated by reference in this Report.

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

    3.  EXHIBITS

        Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(q) below.

          3 (a) Olin's Restated Articles of Incorporation as amended effective May 8, 1997 -- Exhibit 3 to Olin's Form 10-Q for the Quarter ended March 31, 1997.*

             (b)  By-laws of Olin as amended effective April 29,
                  1999 -- Exhibit 4.2 to Registration Statement
                  No. 333-35818.*

          4  (a)  Articles of Amendment designating Series A Participating
                  Cumulative Preferred Stock, par value $1 per share -- Exhibit 2 to Olin's Form 8-A dated February 21,
                  1996, covering Series A Participating Cumulative Preferred
                  Stock Purchase Rights.*

             (b) Rights Agreement dated as of February 27, 1996 between Olin and Chemical Mellon Shareholder Services, LLP, Rights
                  Agent -- Exhibit 1 to Olin's Form 8-A dated February 21,
                  1996, covering Series A Participating Cumulative Preferred
                  Stock Purchase Rights.*

             (c)  Form of Senior Debt Indenture between Olin and Chemical
                  Bank -- Exhibit 4(a) to Form 8-K dated June 15, 1992;
                  Supplemental Indenture dated as of March 18, 1994 between
                  Olin and Chemical Bank -- Exhibit 4(c) to Registration
                  Statement No. 33-52771; Prospectus Supplement dated
                  June 17, 1992 to Prospectus dated June 16, 1992, with respect to Olin's 8% Senior Notes Due 2002 filed under
                  Registration Statement No. 33-4479; and Prospectus
                  Supplement dated May 23, 1995 to Prospectus dated May 4,
                  1994 relating to Medium Term Notes, Series A filed under
                  Registration Statement No. 33-52771.*

             (d)  Form of Subordinated Debt Indenture between Olin and Bankers
                  Trust Company -- Exhibit 4(i) to Registration Statement
                  No. 33-4479.*

             (e)  Amended and Restated Credit Agreement, dated as of
                  September 30, 1993 and amended and restated as of February 22, 1999, among Olin and the banks named therein. -- Exhibit 4(e) to Olin's Form 10-K for 1998.*

        Olin is party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

         10 (a) 1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended through February 23, 1995 -- Exhibit 10(b) to Olin's Form 10-K for 1994.*

            (b)  Amended and Restated Employee Deferral Plan, effective
                 November 1, 1997, as amended and restated effective as of February 8, 1999 -- Exhibit 10(c) to Olin's Form 10-K for
                 1998.*

            (c)  Olin Senior Executive Pension Plan as restated February 8,
                 1999 -- Exhibit 10(d) to Olin's Form 10-Q for the quarter ended September 30, 2000.*

            (d) Olin Supplemental Contributing Employee Ownership Plan, effective January 1, 1990 as amended and restated as of February 8, 1999 -- Exhibit 10(e) to Olin's Form 10-Q for the quarter ended March 31, 1999.*

            (e)  Olin Corporation Key Executive Life Insurance
                 Program -- Exhibit 10(b) to Olin's Form 10-Q for Quarter ended March 31, 1986.*

            (f)  Form of Olin Corporation Endorsement Split Dollar Agreement
                 (effective January 1, 1993) -- Exhibit 10(s) to Olin's
                 Form 10-K for 1992.*

            (g) Form of executive agreement between Olin and certain executive officers as amended December 10, 1998 -- Exhibit 10(h) to Olin's Form 10-K for 1998.*

            (h) Form of special severance agreement provided to certain employees to become operative upon a "change in control" event -- Exhibit 10(n) to Olin's Form 10-K for 1997.*

            (i)  Olin 1991 Long Term Incentive Plan, as amended through
                 February 23, 1995 -- Exhibit 10(u) to Olin's Form 10-K for
                 1994.*

            (j)  Amended and Restated 1997 Stock Plan for Non-Employee
                 Directors as amended and restated effective as of July 28, 1999 -- Exhibit 10(n) to Olin's Form 10-Q for the quarter ended June 30, 1999.*

            (k) Olin Senior Management Incentive Compensation Plan, as amended through December 9, 1999 -- Exhibit A to Olin's 2000
                 Proxy Statement dated March 14, 2000.*

            (l) Description of Restricted Stock Unit Awards granted under the Olin 1991 Long Term Incentive Plan -- Exhibit 10(bb) to
                 Olin's Form 10-K for 1995.*

            (m)  Form of EVA Incentive Plan (Management Incentive
                 Compensation Plan) -- Exhibit 10(dd) to Olin's Form 10-K for
                 1996.*

            (n) 1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries -- Exhibit A to Olin's 1996 Proxy Statement dated March 12, 1996.*

            (o) Olin Supplementary and Deferral Benefit Pension Plan restated as of February 8, 1999 -- Exhibit 10(s) to Olin's
                 Form 10-Q for the quarter ended March 31, 1999.*

            (p) Form of Senior Executive Retention Agreement between Olin and certain executive officers -- Exhibit 10(q) to Olin's
                 Form 10-K for 1999.*

            (q)  Olin Corporation 2000 Long Term Incentive
                 Plan -- Exhibit 10(r) to Olin's Form 10-Q for the quarter ended June 30, 2000.*

            (r)  Assumption of Liabilities and Indemnity Agreement, dated
                 December 31, 1996, between Olin Corporation and Primex
                 Technologies, Inc. -- Exhibit 10(ii) to Olin's Form 10-K for
                 1996.*

            (s)  Distribution Agreement between Olin Corporation and Arch
                 Chemicals, Inc., dated as of February 1,
                 1999 -- Exhibit 2.1 to Olin's Form 8-K filed February 23,
                 1999.*

            (t)  Form of Employee Benefits Allocation Agreement between Olin
                 Corporation and Arch Chemicals, Inc. -- Exhibit 10(v) to
                 Olin's Form 10-K for 1998.*

            (u)  364-Day Credit Agreement dated as of January 27, 1999, among
                 Arch Chemicals, Inc., Olin Corporation, the Lenders party thereto, Bank of America, National Trust and Savings
                 Association, as Syndication Agent, Wachovia Bank, N.A., as
                 Documentation Agent, The Chase Manhattan Bank, as
                 Administrative Agent and Chase Securities, Inc., as
                 Arranger -- Exhibit 10.1 to Olin's Form 8-K filed
                 February 23, 1999.*

            (v) Five-year Credit Agreement dated as of January 27, 1999, among Arch Chemicals, Inc., Olin Corporation, the Lenders party thereto, Bank of America, National Trust and Savings
                 Association, as Syndication Agent, Wachovia Bank, N.A., as
                 Documentation Agent, The Chase Manhattan Bank, as
                 Administrative Agent and Chase Securities, Inc., as
                 Arranger -- Exhibit 10.2 to Olin's Form 8-K filed
                 February 23, 1999.*

         11      Computation of Per Share Earnings (included in the
                 Note -- "Earnings Per Share" to Notes to Consolidated
                 Financial Statements in Item 8.)

         12      Computation of Ratio of Earnings to Fixed Charges
                 (unaudited).

         21      List of Subsidiaries.

         23      Consent of KPMG LLP dated March 7, 2001.
        ---------------------------------------------------------------------

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

(b) REPORTS ON FORM 8-K

    Form 8-K filed October 3, 2000 with respect to expiration of Letter of Intent to form a chlor-alkali partnership between Olin Corporation and Occidental Petroleum Corporation.

    Form 8-K filed November 30, 2000 announcing a presentation to be made at the December 5, 2000 Salomon Smith Barney Chemical Conference.

    Form 8-K filed December 6, 2000 announcing: 1) that Olin and the International Association of Machinists & Aerospace Workers District #9 were unable to agree on a new labor contract at Olin's East Alton, Illinois facility, and 2) in advance of Olin's presentation at the December 5, 2000 Salomon Smith Barney Chemical Conference in New York, that Olin would provide guidance regarding its forecasted earnings and that, as a result of Olin and the International Association of Machinists & Aerospace Workers District #9 being unable to agree on a new labor contract for approximately 2,700 Brass and Winchester division hourly paid employees at Olin's East Alton, Illinois facility, the Company now anticipates that the strike may cause fiscal 2000 results to be in the $1.80 per share range as compared with its previous forecast of $1.85 but notes that it is premature to evaluate what effect, if any, this strike may have on its 2001 forecast of $2.50 per share.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 7, 2001                                    OLIN CORPORATION

                                                       By             /s/ DONALD W. GRIFFIN
                                                            -----------------------------------------
                                                                        DONALD W. GRIFFIN
                                                                      CHAIRMAN OF THE BOARD,
                                                                          PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                     SIGNATURE                                   TITLE                     DATE
                     ---------                                   -----                     ----
                                                     Chairman of the Board,
               /s/ DONALD W. GRIFFIN                   President and Chief
    ------------------------------------------         Executive Officer and          March 7, 2001
                 DONALD W. GRIFFIN                     Director (Principal
                                                       Executive Officer)

              /s/ WILLIAM W. HIGGINS
    ------------------------------------------       Director                         March 7, 2001
                WILLIAM W. HIGGINS

             /s/ RANDALL W. LARRIMORE
    ------------------------------------------       Director                         March 7, 2001
               RANDALL W. LARRIMORE

                /s/ STEPHEN F. PAGE
    ------------------------------------------       Director                         March 7, 2001
                  STEPHEN F. PAGE

           /s/ G. JACKSON RATCLIFFE, JR.
    ------------------------------------------       Director                         March 7, 2001
             G. JACKSON RATCLIFFE, JR.

              /s/ RICHARD M. ROMPALA
    ------------------------------------------       Director                         March 7, 2001
                RICHARD M. ROMPALA

                                                     Executive Vice President and
              /s/ ANTHONY W. RUGGIERO                  Chief Financial Officer and
    ------------------------------------------         Director (Principal            March 7, 2001
                ANTHONY W. RUGGIERO                    Financial Officer)

               /s/ MARY E. GALLAGHER                 Vice President and Controller
    ------------------------------------------         (Principal Accounting          March 7, 2001
                 MARY E. GALLAGHER                     Officer)