Form 10-Q
period 2001-03-31
OLIN CORP
filed 2001-05-11
CIK 74303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2001
                                ------------------------------------------------

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

                               Olin Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Virginia                                 13-1872319
--------------------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

        501 Merritt 7, Norwalk, CT                           06856
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


As of April 30, 2001, there were outstanding 43,433,924 shares of the registrant's common stock.

Part I - Financial Information

  Item 1.  Financial Statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Condensed Balance Sheets
                      (In millions, except per share data)

                                              Unaudited
                                               March 31,    December 31,
                                                 2001          2000
                                              ----------    ----------
ASSETS
------
Cash and cash equivalents                     $     10.7    $     56.6
Short-term investments                              25.0          25.0
Accounts receivable, net                           190.5         196.7
Inventories                                        210.8         216.4
Income taxes receivable                              0.4           0.4
Other current assets                                37.2          33.1
                                              ----------    ----------
  Total current assets                             474.6         528.2
Property, plant and equipment
 (less accumulated depreciation
  of $1,193.2 and $1,177.9)                        477.8         483.0
Other assets                                       109.8         111.6
                                              ----------    ----------
Total assets                                  $  1,062.2    $  1,122.8
                                              ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt              $     17.4    $      1.0
Accounts payable                                    90.3         123.8
Accrued liabilities                                125.1         150.2
                                              ----------    ----------
  Total current liabilities                        232.8         275.0
Long-term debt                                     227.7         228.1
Deferred income taxes                               85.9          79.8
Other liabilities                                  207.3         211.3
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares
      Issued 43.5 shares (44.0 in 2000)             43.5          44.0
  Additional paid-in capital                       205.3         215.7
  Accumulated other comprehensive loss             (19.1)        (16.3)
  Retained earnings                                 78.8          85.2
                                              ----------    ----------
  Total shareholders' equity                       308.5         328.6
                                              ----------    ----------
 Total liabilities and shareholders' equity   $  1,062.2    $  1,122.8
                                              ==========    ==========


-----------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   Condensed Statements of Income (Unaudited)
                     (In millions, except per share amounts)




                                             Three Months
                                            Ended March 31,
                                            ---------------
                                           2001         2000
                                           ----         ----

Sales                                 $   334.2    $   381.7
Operating Expenses:
  Cost of goods sold                      294.9        317.6
  Selling and administration               32.2         27.6
  Research and development                  1.5          1.4
Loss of non-consolidated affiliates         1.4          0.5
Interest expense                            3.7          3.9
Interest income                             0.4          0.1
Other income                                3.2          0.4
                                      ---------    ---------
  Income before taxes                       4.1         31.2
Income taxes                                1.7         11.9
                                      ---------    ---------
Net income                            $     2.4    $    19.3
                                      =========    =========

Net income per common share:
  Basic                               $    0.06    $    0.43
  Diluted                                  0.06         0.43

Dividends per common share            $    0.20    $    0.20
Average common shares outstanding:
  Basic                                    43.8         45.1
  Diluted                                  44.0         45.2



-----------------------------------
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 Condensed Statements of Cash Flows (Unaudited)
                                  (In millions)



                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                 2001    2000
                                                                 ----    ----
Operating activities
--------------------
Net income                                                    $   2.4  $  19.3
Adjustments to reconcile income from operations to net cash
  and cash equivalents provided by operating activities
    Loss of non-consolidated affiliates                           1.4      0.5
    Depreciation and amortization                                20.4     19.4
    Deferred income taxes                                         6.1      6.0
    Change in:
        Receivables                                               6.2    (30.6)
        Inventories                                               5.6     (7.2)
        Other current assets                                     (4.1)     2.3
        Accounts payable and accrued liabilities                (49.3)   (31.9)
        Income taxes payable                                     (9.3)     6.4
        Noncurrent liabilities                                   (3.8)    (2.5)
Other operating activities                                       (2.9)    (3.9)
                                                              -------  -------
  Net operating activities                                      (27.3)   (22.2)
                                                              -------  -------


Investing activities
--------------------
Capital expenditures                                            (15.7)   (14.5)
Investments and advances-affiliated companies at equity           2.9      6.3
Other investing activities                                       (1.9)     0.5
                                                              -------  -------
  Net investing activities                                      (14.7)    (7.7)
                                                              -------  -------

Financing activities
--------------------
Short-term debt borrowings                                       16.4     24.0
Long-term debt repayments                                        (0.4)    (0.5)
Purchases of Olin common stock                                  (12.5)     -
Stock options exercised                                           1.8      -
Dividends paid                                                   (8.8)    (9.1)
Other financing activities                                       (0.4)     -
                                                              -------  -------
  Net financing activities                                       (3.9)    14.4
                                                              -------  -------
  Net decrease in cash and cash equivalents                     (45.9)   (15.5)
Cash and cash equivalents, beginning of period                   56.6     21.0
                                                              -------  -------
Cash and cash equivalents, end of period                      $  10.7  $   5.5
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

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              (Tabular amounts in millions, except per share data)

1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of the Company, reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications were made to prior year amounts to conform to the 2001 presentation. It is suggested that these condensed financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. Inventory consists of the following:

                                            March 31,               December 31,
                                              2001                      2000
                                              ----                      ----
   Raw materials and supplies               $127.8                    $126.7
   Work in process                            98.5                     110.7
   Finished goods                             63.6                      59.7
                                            ------                    ------
                                             289.9                     297.1
   LIFO reserve                              (79.1)                    (80.7)
                                            ------                    ------
   Inventory, net                           $210.8                    $216.4
                                            ======                    ======

   Inventories are valued principally by the dollar value last-in, first-out
   (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at March 31, 2001, reflect certain estimates relating to inventory quantities and costs at December 31, 2001.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

                                                     Three Months
                                                    Ended March 31,
                                                    ---------------
    Basic Earnings Per Share                         2001      2000
    ------------------------                         ----      ----
    Basic earnings:
    Net income                                      $ 2.4     $19.3

    Basic shares                                     43.8      45.1
    Basic earnings per share:
    Net income                                      $0.06     $0.43

                                                                              Three Months
                                                                             Ended March 31,
                                                                             ---------------
Diluted Earnings Per Share                                                   2001       2000
--------------------------                                                   ----       ----
Diluted earnings:
Net income                                                                  $ 2.4      $19.3

Diluted shares:
Basic shares                                                                 43.8       45.1
Stock options                                                                  .2         .1
                                                                            -----      -----
Diluted shares                                                               44.0       45.2
                                                                            =====      =====
Diluted earnings per share:
Net income                                                                  $0.06      $0.43

4. The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 in each of the three-month periods ended March 31, 2001 and 2000. Charges to income for investigatory and remedial efforts were material to operating results in 2000 and may be material to operating results in 2001. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $109 million at March 31, 2001 and $110 million at December 31, 2000, of which $84 million and $85 million were classified as other noncurrent liabilities, respectively.

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


5. The Board of Directors in October 1996, authorized a share repurchase program of up to 5 million shares of Olin common stock and in April 1998, approved an additional share repurchase program of up to an additional 5 million shares of Olin common stock, from time to time, as market conditions warrant. Since January 1997 the Company has repurchased 9,625,767 shares, of which 4,625,767 were under the April 1998 program. During the first three months of 2001, 618,870 shares of the Company's common stock were repurchased.

6. Segment operating income is defined as earnings before interest expense, interest income, other income and income taxes and includes the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.

                                                                            Three Months
                                                                          Ended March 31,
                                                                          ---------------
   Sales:                                                                  2001       2000
                                                                           ----       ----
      Chlor Alkali Products                                              $105.1     $ 94.2
      Metals                                                              173.5      225.9
      Winchester                                                           55.6       61.6
                                                                         ------     ------
   Total Sales                                                           $334.2     $381.7
                                                                         ======     ======

   Operating income (loss):
      Chlor Alkali Products                                              $  4.3     $  4.8
      Metals                                                                0.6       25.1
      Winchester                                                           (0.7)       4.7
                                                                         ------     ------
   Total operating income                                                $  4.2     $ 34.6
                                                                         ======     ======

   Operating income                                                      $  4.2     $ 34.6
      Interest expense                                                      3.7        3.9
      Interest income                                                       0.4        0.1
      Other income                                                          3.2        0.4
                                                                         ------     ------
   Income before taxes                                                   $  4.1     $ 31.2
                                                                         ======     ======

7. The Company does not provide for U.S. income taxes on foreign currency translation adjustments in reporting comprehensive income since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income for the three-month periods ended March 31, 2001 and 2000 are as follows:


                                                          Three Months
                                                        Ended March 31,
                                                        ---------------
                                                      2001           2000
                                                      ----           ----
   Net income                                         $2.4          $19.3
   Other comprehensive income:
    Cumulative translation adjustment                 (0.3)            --
    Hedging activity                                  (2.4)            --
                                                      -----         -----
   Comprehensive income (loss)                       $(0.3)         $19.3
                                                     =====          =====


8. As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as a fair value hedge, the changes in the fair value are recognized in earnings. For derivatives designated as a cash flow hedge, the changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Ineffective portions are recognized currently in earnings. Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.

   The Company uses cash flow hedges of commodities such as copper, zinc, nickel and lead to provide a measure of stability in managing its exposure to price fluctuations. The Company also uses foreign currency positions and fair value hedges of interest rate swaps as a means of hedging these exposures.

   Adoption of SFAS No. 133 on January 1, 2001 resulted in recording a pretax $0.9 million decline in fair value to accumulated other comprehensive income. In addition, the unfavorable ineffective portion of changes in fair value resulted in less than a $0.1 million charge to earnings. Offsetting the above, assets totaling $1.2 million and liabilities totaling $2.1 million were recorded at January 1, 2001.

   At March 31, 2001, other comprehensive income included a pretax decline in fair value of $2.4 million. In addition, the unfavorable ineffective portion of changes in fair value resulted in a $0.6 million charge to earnings. Offsetting the above, there were assets totaling $1.7 million and liabilities totaling $4.7 million.

   The Company's foreign currency contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The cumulative effect of items not qualifying for hedge accounting for the three months ended March 31, 2001, was not material to earnings.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

CONSOLIDATED RESULTS OF OPERATIONS

                                           Three Months
                                         Ended March 31,
                                         ---------------
($ in millions, except per share data)      2001    2000
--------------------------------------------------------
Sales                                     $334.2  $381.7
Gross Margin                                39.3    64.1
Selling and Administration                  32.2    27.6
Interest Expense, net                        3.3     3.8
Net Income                                   2.4    19.3
Net Income Per Common Share:
  Basic                                   $ 0.06  $ 0.43
  Diluted                                 $ 0.06  $ 0.43
--------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO 2000
Sales decreased 12% due to lower volumes, offset in part by higher selling prices and metal values. Sales volumes were lower across all segments with the biggest impact coming from the Metals segment which was heavily impacted by a soft economy, particularly in the automotive, electrical connectors and telecommunications markets and to a lesser extent by the strike at the East Alton, IL facility. The price increase was primarily related to higher Electrochemical Unit ("ECU") prices in the Chlor Alkali Products segment.

Gross margin percentage decreased from 17% in 2000 to 12% in 2001 primarily due to lower sales volumes.

Selling and administration as a percentage of sales was 10% in 2001 up from 7% in 2000 due to the lower sales base in 2001 as a result of the factors noted above. Selling and administration was $4.6 million higher than in 2000 due to higher administration expenses, primarily pension and bad debt expenses.

The decrease in operating results from the non-consolidated affiliates was due primarily to the lower operating results from the Sunbelt joint venture, which was adversely impacted by lower chlorine pricing.

Interest expense, net of interest income, decreased from 2000 due primarily to higher interest income and lower short-term interest expense in 2001.

The effective tax rate increased to 41.5 % from 38.1% due to the non-deductible expenses for the Company-owned life insurance programs.

Substantially all of the earnings per share of $0.06 in the first quarter of 2001 was comprised of non-recurring income items.


SEGMENT OPERATING RESULTS
Segment operating results are defined as earnings before interest expense, interest income, other income and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses.

CHLOR ALKALI PRODUCTS                   Three Months
                                      Ended March 31,
                                      ---------------
($ in millions)                          2001   2000
----------------------------------------------------
Sales                                  $105.1  $94.2
Operating Income                          4.3    4.8

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO 2000
Sales increased 12% from 2000 primarily due to higher ECU pricing, offset in part by lower volumes. Soft demand for chlorine in the vinyls and urethanes segments, caused primarily by the slowdown in the general economy, combined with high energy costs to chlor-alkali producers, has led to reduced chlor-alkali operating rates across the industry. Demand for caustic has been less affected, and most producers are on caustic order control. Lower operating rates as a result of weak chlorine demand have resulted in higher caustic prices. For the Company, average ECU prices in the first quarter of 2001 were approximately $335, compared to $275 in the first quarter of 2000 and up from approximately $315 in the fourth quarter of 2000. However, operating income declined 10% from the first quarter of 2000 primarily due to the lower volumes and higher manufacturing costs and operating expenses. The increased manufacturing costs included higher utility and salt costs in the first quarter and higher fixed cost absorption due to lower production volumes. Higher bad debt provision and incentive compensation expense accounted for the increased operating expenses. Higher equity losses in 2001 from the Sunbelt joint venture due to lower chlorine prices, also contributed to the decrease in operating income.


METALS                                 Three Months
                                      Ended March 31,
                                      ---------------
($ in millions)                         2001    2000
----------------------------------------------------
Sales                                 $173.5  $225.9
Operating Income                         0.6    25.1



THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO 2000
Sales decreased 23% due to a significant decline in volumes and an unfavorable product mix, partially offset by higher selling prices and metal values. Metals' shipments were lower primarily due to the economic slowdown that resulted in lower volumes across most market segments. Automotive, coinage, electrical connectors, telecommunications and distributor markets all had much lower demand for the industry's products. Demand for building products was modestly lower and strip shipments to the ammunition market were virtually flat compared to last year. These lower volumes and an unfavorable product mix were the major contributors to the decline in operating income. In addition, the strike at the Company's East Alton facility, which began December 4, 2000 and ended January 21, 2001, had a moderate adverse impact on Metals profits.


WINCHESTER                                  Three Months
                                          Ended March 31,
                                          ---------------
($ in millions)                             2001    2000
--------------------------------------------------------
Sales                                      $55.6   $61.6
Operating Income (Loss)                     (0.7)    4.7


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO 2000
Sales in 2001 were 10% lower than 2000 due primarily to the effects of the strike at the Company's East Alton facility. Lack of available product for domestic commercial customers accounted for the sales decrease. As a result of lower sales, Winchester's operating results decreased significantly from 2000. In the first quarter of 2000, operating results included income from the Lake City contract while the first quarter of 2001 included approximately the same level of non-recurring income from the payment of a settlement claim.


2001 SECOND QUARTER OUTLOOK
For the three months ending June 30, 2001, diluted earnings per share is expected to be in the 15 cent range based on expected earnings increases from the Chlor Alkali and Winchester businesses over first-quarter levels, while the Metals business is expected to continue to be adversely affected by depressed economic conditions.

In Chlor Alkali, continued improvements in the Company's caustic pricing are expected to be partially offset by weakness in chlorine prices. The combined price movements are expected to result in a modest increase in the Company's ECU prices from the first quarter.

Winchester expects to see normal seasonal increases in sales, and expects substantial, sequential improvement in the seasonally strong third quarter. Winchester has adjusted its operations to accommodate the production lost due to the strike in the first quarter and is positioning itself for the projected peak hunting season demand.

In the second quarter for Metals, customer demand is expected to be somewhat lower than it was in the first quarter. The automotive, coinage, electrical connectors, telecommunications and distributor markets are expected to remain soft. The Company expects that the current economic climate is going to continue into the third quarter, with the timing and the magnitude of the recovery uncertain.



2001 FULL YEAR OUTLOOK
Based on its projected performance in the first half of 2001, the Company expects that its full year earnings per share could be in the $1.00 range. This forecast anticipates an economic recovery in the second half of the year.

The most significant positive factor driving the Company's performance this year is its ECU price and the Company is estimating higher ECU prices for 2001. The Company's forecast is based on the latest CMAI projections and an analysis of the escalation provisions of its contracts, particularly as it applies to the caustic soda increases, which have been announced. This forecast also assumes a modest recovery in chlorine demand from the vinyl industry in the later part of the year, which affects Chlor Alkali's assumed operating rates. As a result, chlorine pricing is expected to remain depressed through the end of the third quarter; but some improvement is expected in the fourth quarter. Caustic soda is expected to remain in short supply. Therefore, the Company believes that its price realizations for caustic will improve over the balance of the year, thereby resulting in sequentially higher ECU prices through the end of the year.

ENVIRONMENTAL MATTERS
In the three months ended March 31, 2001 and 2000, the Company spent approximately $5 million and $6 million, respectively, for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 2001 is estimated to be $25 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $4 million in each of the three-month periods ended March 31, 2001 and 2000. Charges to income for investigatory and remedial efforts were material to operating results in 2000 and may be material to net income in 2001 and future years.

The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $109 million at March 31, 2001 and $110 million at December 31, 2000, of which $84 million and $85 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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



LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA

                                            Three Months
                                           Ended March 31,
                                           ---------------
Provided By (Used For) ($ in millions)       2001     2000
----------------------------------------------------------
Net Operating Activities                   $(27.3)  $(22.2)
Capital Expenditures                        (15.7)   (14.5)
Net Investing Activities                    (14.7)    (7.7)
Purchases of Olin Common Stock              (12.5)      --
Net Financing Activities                     (3.9)    14.4


In 2001, income from continuing operations exclusive of non-cash charges, borrowings under uncommitted bank lines of credit and cash equivalents on hand were used to finance the Company's working capital requirements, capital projects, dividends and the purchase of the Company's common stock.

OPERATING ACTIVITIES
In 2001, the increase in cash used by operating activities of continuing operations was primarily attributable to lower operating income, offset in part by a lower investment in working capital. Depressed economic conditions impacting Brass and the effect of the strike impacting Winchester have reduced both their current business levels, thereby reducing the Company's working capital requirements, primarily accounts receivable.

CAPITAL EXPENDITURES
Capital spending of $15.7 million in 2001 was $1.2 million higher than 2000.
For the total year, capital spending is expected to be in the $90 million range. The majority of the capital spending in the first quarter of 2001 and for the total year 2001 will be on projects that were begun in 2000, primarily in the Metals segment to expand production capacity in its higher value added product categories, in particular high performance alloys.

FINANCING ACTIVITIES
At March 31, 2001, the Company had available a $148.6 million line of credit under an unsecured revolving credit agreement with a group of banks. The Company may select various floating rate borrowing options. The Company believes that the credit facility is adequate to satisfy its liquidity needs for the foreseeable future. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest.

During the first three months of 2001, the Company used $12.5 million to repurchase 618,870 shares of the Company's common stock. During the first three months of 2000, no shares of the Company's common stock were repurchased.

The percent of total debt to total capitalization increased to 44% at March 31, 2001, from 41% at year-end 2000. The increase from year-end 2000 was due to the increase in short-term borrowings and a lower shareholders' equity at March 31, 2001.

In 2001, the Company paid a first-quarter dividend of $0.20 per share. In April 2001, the Company's Board of Directors declared a quarterly dividend of $0.20 per share on its common stock, which is payable on June 11, 2001, to shareholders of record on May 10, 2001.

NEW ACCOUNTING STANDARDS
As described in Item 1- Financial Statements under footnote No. 8 of the Notes to Condensed Financial Statements, the Company adopted on January 1, 2001, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: The information contained in this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Condensed Financial Statements contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the markets and economy in which the Company and its respective divisions operate. Words such as "anticipates," "expects," "believes," "should," "plans," "will," "forecasts," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. The Company does not undertake any obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Future Factors which could cause actual results to differ materially from those discussed in these sections and notes include but are not limited to: general economic and business and market conditions; competitive pricing pressures; changes in Chlor Alkali's ECU prices from expected levels; Chlor Alkali operating rates below anticipated levels; higher-than-expected raw material costs; higher-than-expected transportation and/or logistics costs; a protracted work stoppage in connection with collective bargaining negotiations with labor unions; the supply/demand balance for the Company's products, including the impact of excess industry capacity; efficacy of new technologies; changes in U.S. laws and regulations; failure to achieve targeted cost reduction programs; capital expenditures, such as cost overruns, in excess of those scheduled; environmental costs in excess of those projected; and the occurrence of unexpected manufacturing interruptions/outages.

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

Certain materials, namely copper, lead and zinc, used primarily in the Company's Metals and Winchester segments' products are subject to price volatility. Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of March 31, 2001, the Company maintained open positions on futures contracts totalling $43 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, the Company would experience a $4.3 million increase in its cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity is not material to the Company's consolidated financial position, results of operations or cash flow. The current debt structure of the Company includes primarily long-term fixed-rate debt utilized to fund business operations and maintain liquidity. As of March 31, 2001, the Company had long-term borrowings of $228 million of which $35 million was at variable rates. The Company has interest rate swaps to hedge underlying variable debt obligations. Interest rate swap activity is not material to the Company's consolidated financial position, results of operations or cash flow.

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

              Not Applicable.

Item 5.  Other Information.
         -----------------

              Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              10(d) Olin Supplemental Contributing Employee Ownership Plan as amended through March 1, 2001.

              10(j) Olin Corporation 1997 Stock Plan for Non-Employee Directors as amended effective February 22, 2001.

              10(w)  2001 Performance Share Program.

              12. Computation of Ratio of Earnings to Fixed Charges (Unaudited).

      (b)  Reports on Form 8-K
           -------------------

           Form 8-K filed January 23, 2001 announcing that Olin and the International Association of Machinists and Aerospace Workers District 9 agreed to a new labor contract at Olin's East Alton, Illinois facility.

           Form 8-K filed February 16, 2001 announcing that a presentation would be made at the annual Morgan Stanley Dean Witter Chemical Conference on February 21, 2001.

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

                             OLIN CORPORATION
                             (Registrant)



                             By: /s/ A. W. Ruggiero
                                 ----------------------------
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Authorized Officer)



Date:  May 11, 2001

                                  EXHIBIT INDEX


 Exhibit
   No.     Description
---------  -----------

10(d) Olin Supplemental Contributing Employee Ownership Plan as amended through March 1, 2001.

10(j) Olin Corporation 1997 Stock Plan for Non-Employee Directors as amended effective February 22, 2001.

10(w)      2001 Performance Share Program.

12.        Computation of Ratio of Earnings to Fixed Charges (Unaudited).