Form 10-Q
period 2001-06-30
OLIN CORP
filed 2001-08-13
CIK 74303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2001
                               -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               -------------------------------------------------

Commission file number                             1-1070
                       ---------------------------------------------------------

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


As of July 31, 2001, there were outstanding 43,439,986 shares of the registrant's common stock.

Part I - Financial Information
  Item 1.  Financial Statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Condensed Balance Sheets
                      (In millions, except per share data)

                                                        Unaudited
                                                        June 30,             December 31,
                                                           2001                  2000
                                                        ---------            -----------
ASSETS
------
Cash and cash equivalents                              $      3.8             $     56.6
Short-term investments                                       25.0                   25.0
Accounts receivable, net                                    199.2                  196.7
Inventories                                                 232.6                  216.4
Income taxes receivable                                      18.5                    0.4
Other current assets                                         39.1                   33.1
                                                       ----------             ----------
  Total current assets                                      518.2                  528.2
Property, plant and equipment
 (less accumulated depreciation
  of $1,211.9 and $1,177.9)                                 493.4                  483.0
Other assets                                                133.7                  111.6
                                                       ----------             ----------
Total assets                                           $  1,145.3             $  1,122.8
                                                       ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                       $    189.8             $      1.0
Accounts payable                                             89.3                  123.8
Income taxes payable                                          1.1                    1.6
Accrued liabilities                                         140.9                  148.6
                                                       ----------             ----------
  Total current liabilities                                 421.1                  275.0
Long-term debt                                              131.0                  228.1
Deferred income taxes                                        90.4                   79.8
Other liabilities                                           200.8                  211.3
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares
      Issued 43.4 shares (44.0 in 2000)                      43.4                   44.0
  Additional paid-in capital                                204.2                  215.7
  Accumulated other comprehensive loss                      (22.3)                 (16.3)
  Retained earnings                                          76.7                   85.2
                                                       ----------             ----------
  Total shareholders' equity                                302.0                  328.6
                                                       ----------             ----------
 Total liabilities and shareholders' equity            $  1,145.3             $  1,122.8
                                                       ==========             ==========


___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   Condensed Statements of Income (Unaudited)
                     (In millions, except per share amounts)


                                                            Three Months                    Six Months
                                                           Ended June 30,                 Ended June 30,
                                                         ------------------             ------------------
                                                         2001          2000             2001          2000
                                                         ----          ----             ----          ----

Sales                                                  $324.5        $396.9           $658.7        $778.6
Operating Expenses:
  Cost of goods sold                                    282.1         324.4            577.0         642.0
  Selling and administration                             25.6          32.0             57.8          59.6
  Research and development                                1.3           1.4              2.8           2.8
Earnings (loss) of non-consolidated affiliates           (0.9)          0.9             (2.3)          0.4
Interest expense                                          4.1           4.0              7.8           7.9
Interest income                                             -           0.2              0.4           0.3
Other income                                              0.3           1.6              3.5           2.0
                                                       ------        ------           ------        ------
  Income before taxes                                    10.8          37.8             14.9          69.0
Income taxes                                              4.2          14.5              5.9          26.4
                                                       ------        ------           ------        ------
Net income                                             $  6.6        $ 23.3           $  9.0        $ 42.6
                                                       ======        ======           ======        ======
Net income per common share:
  Basic                                                $ 0.15        $ 0.52           $ 0.21        $ 0.95
  Diluted                                                0.15          0.52             0.20          0.94

Dividends per common share                             $ 0.20        $ 0.20           $ 0.40        $ 0.40
Average common shares outstanding:
  Basic                                                  43.4          45.1             43.7          45.1
  Diluted                                                43.5          45.2             43.8          45.2


___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 Condensed Statements of Cash Flows (Unaudited)
                                  (In millions)

                                                                                 Six Months
                                                                               Ended June 30,
                                                                             -------------------
                                                                            2001            2000
                                                                            ----            ----
Operating activities
--------------------
Net income                                                                $  9.0          $ 42.6
Adjustments to reconcile income from operations to net cash
  and cash equivalents provided by operating activities
   (Earnings) loss of non-consolidated affiliates                            2.3            (0.4)
    Depreciation and amortization                                           41.5            39.0
    Deferred income taxes                                                   10.6             8.1
    Change in:
        Receivables                                                         10.3           (36.9)
        Inventories                                                          5.4             4.0
        Other current assets                                                (5.8)            0.9
        Accounts payable and accrued liabilities                           (58.0)           (9.2)
        Income taxes payable                                               (13.6)            8.1
        Noncurrent liabilities                                             (11.9)           (8.4)
Other operating activities                                                  (4.7)           (8.1)
                                                                          ------          ------
  Net operating activities                                                 (14.9)           39.7
                                                                          ------          ------

Investing activities
--------------------
Capital expenditures                                                       (36.3)          (32.4)
Business acquired in purchase transaction                                  (48.3)             -
Investments and advances-affiliated companies at equity                      0.7             5.6
Other investing activities                                                  (4.8)           (2.0)
                                                                          ------          ------
  Net investing activities                                                 (88.7)          (28.8)
                                                                          ------          ------
Financing activities
--------------------
Short-term debt borrowings                                                  84.7              -
Long-term debt repayments                                                   (4.2)           (0.5)
Purchases of Olin common stock                                             (14.1)             -
Stock options exercised                                                      2.3             0.9
Dividends paid                                                             (17.5)          (18.0)
Other financing activities                                                  (0.4)           (0.3)
                                                                          ------          ------
  Net financing activities                                                  50.8           (17.9)
                                                                          ------          ------
  Net decrease in cash and cash equivalents                                (52.8)           (7.0)
Cash and cash equivalents, beginning of period                              56.6            21.0
                                                                          ------          ------
Cash and cash equivalents, end of period                                  $  3.8          $ 14.0
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

2.   Inventory consists of the following:

                                            June 30,           December 31,
                                              2001                 2000
                                           ---------           ------------
        Raw materials and supplies         $ 122.2              $ 126.7
        Work in process                      109.3                110.7
        Finished goods                        74.9                 59.7
                                           -------              -------
                                             306.4                297.1
        LIFO reserve                         (73.8)               (80.7)
                                           -------              -------
        Inventory, net                     $ 232.6              $ 216.4
                                           =======              =======

     Inventories are valued principally by the dollar value last-in, first-out
     (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at June 30, 2001, reflect certain estimates relating to inventory quantities and costs at December 31, 2001.

3. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

                                                              Three Months             Six Months
                                                             Ended June 30,          Ended June 30,
                                                             --------------          --------------
        Basic Earnings Per Share                            2001        2000         2001       2000
        ------------------------                            ----        ----         ----       ----
        Basic earnings:
        Net income                                        $  6.6      $ 23.3       $  9.0     $ 42.6

        Basic shares                                        43.4        45.1         43.7       45.1
        Basic earnings per share:
        Net income                                        $ 0.15      $ 0.52       $ 0.21     $ 0.95

                                                              Three Months             Six Months
                                                             Ended June 30,          Ended June 30,
                                                             --------------          --------------
         Diluted Earnings Per Share                        2001         2000        2001        2000
         --------------------------                        ----         ----        ----        ----
         Diluted earnings:
         Net income                                      $  6.6       $ 23.3      $  9.0      $ 42.6

         Diluted shares:
         Basic shares                                      43.4         45.1        43.7        45.1
         Stock options                                       .1           .1          .1          .1
                                                         ------       ------      ------      ------
         Diluted shares                                    43.5         45.2        43.8        45.2
                                                         ======       ======      ======      ======

         Diluted earnings per share:
         Net income                                      $ 0.15       $ 0.52      $ 0.20      $ 0.94


4. The Company is party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million in each of the three-month periods ended June 30, 2001 and 2000, and $7 million in each of the six-month periods ended June 30, 2001 and 2000. Charges to income for investigatory and remedial efforts were material to operating results in 2000 and may be material to operating results in 2001. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $107 million at June 30, 2001 and $110 million at December 31, 2000, of which $82 million and $85 million were classified as other noncurrent liabilities, respectively.

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

5. The Board of Directors, in October 1996, authorized a share repurchase program of up to 5 million shares of Olin common stock and, in April 1998, approved an additional share repurchase program of up to an additional 5 million shares of Olin common stock, from time to time, as market conditions warrant. Since January 1997 the Company has repurchased 9,701,767 shares, of which 4,701,767 were under the April 1998 program. During the first six months of 2001, 694,870 shares of the Company's common stock were repurchased.

6. Segment operating income is defined as earnings before interest expense, interest income, other income and income taxes and includes the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.

                                                          Three Months             Six Months
                                                         Ended June 30,          Ended June 30,
                                                         --------------          --------------

     Sales:                                           2001         2000       2001         2000
                                                      ----         ----       ----         ----
        Chlor Alkali Products                      $ 105.2      $  97.9    $ 210.3      $ 192.1
        Metals                                       156.9        231.6      330.4        457.5
        Winchester                                    62.4         67.4      118.0        129.0
                                                   -------      -------    -------      -------
     Total Sales                                   $ 324.5      $ 396.9    $ 658.7      $ 778.6
                                                   =======      =======    =======      =======

     Operating income:
        Chlor Alkali Products                      $  12.1      $   7.0    $  16.4      $  11.8
        Metals                                         0.2         28.4        0.8         53.5
        Winchester                                     2.3          4.6        1.6          9.3
                                                   -------      -------    -------      -------
     Total operating income                        $  14.6      $  40.0    $  18.8      $  74.6
                                                   =======      =======    =======      =======

     Operating income                              $  14.6      $  40.0    $  18.8      $  74.6
        Interest expense                               4.1          4.0        7.8          7.9
        Interest income                                ---          0.2        0.4          0.3
        Other income                                   0.3          1.6        3.5          2.0
                                                   -------      -------    -------      -------
     Income before taxes                           $  10.8      $  37.8    $  14.9      $  69.0
                                                   =======      =======    =======      =======

7. The Company does not provide for U.S. income taxes on foreign currency translation adjustments in reporting comprehensive income since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000 are as follows:

                                                                  Three Months                  Six Months
                                                                 Ended June 30,               Ended June 30,
                                                                 --------------               --------------
                                                             2001             2000         2001           2000
                                                             ----             ----         ----           ----
              Net income                                    $ 6.6            $23.3        $ 9.0         $ 42.6
              Other comprehensive income:
                  Cumulative translation adjustment          (0.7)            (2.0)        (1.0)          (2.0)
                  Hedging activity                           (2.6)             ---         (5.0)           ---
                                                            -----            -----        -----         ------
              Comprehensive income (loss)                   $ 3.3            $21.3        $ 3.0         $ 40.6
                                                            =====            =====        =====         ======


8. As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as a fair value hedge, the changes in the fair value are recognized in earnings. For derivatives designated as a cash flow hedge, the changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Ineffective portions are recognized currently in earnings. Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.

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

     At June 30, 2001, other comprehensive income included a pretax decline in fair value of $5.0 million. In addition, the unfavorable ineffective portion of changes in fair value resulted in a $0.8 million charge to earnings for the six-month period ended June 30, 2001. Offsetting the above, there were assets totaling $1.9 million and liabilities totaling $7.7 million.

     The Company's foreign currency contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The cumulative effect of items not qualifying for hedge accounting for the three-month and six-month periods ended June 30, 2001 was not material to earnings.

9. In June 2001, the Company acquired the stock of Monarch Brass & Copper Corp. ("Monarch") for approximately $49 million. Monarch was a privately held, specialty brass manufacturer headquartered in Waterbury, CT with annual revenues of approximately $95 million. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive and building products. The cash paid was financed through the Company's credit lines. The purchase price exceeded the fair value of the identifiable net assets acquired by $20 million, which is being amortized on a straight-line basis over 30 years. The acquisition has been accounted for using the purchase method of accounting. The operating results of Monarch, which have been included in the accompanying financial statements since the date of acquisition, were not material.

Item 2.   Management's Discussion and Analysis of Financial Condition
          ------------------------------------------------------------
          and Results of Operations
          -------------------------

CONSOLIDATED RESULTS OF OPERATIONS

                                                           Three Months              Six Months
                                                           Ended June 30,          Ended June 30,
                                                           -------------           --------------
($ in millions, except per share data)                     2001     2000           2001      2000
-------------------------------------------------------------------------------------------------
Sales                                                     $324.5  $396.9          $658.7   $778.6
Gross Margin                                                42.4    72.5            81.7    136.6
Selling and Administration                                  25.6    32.0            57.8     59.6
Net Income                                                   6.6    23.3             9.0     42.6
Net Income Per Common Share:
Basic                                                      $0.15   $0.52           $0.21    $0.95
Diluted                                                    $0.15   $0.52           $0.20    $0.94
-------------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000
Sales decreased 18.2% due to lower volumes, offset in part by higher selling prices. Sales volumes were lower across all segments with the biggest impact coming from the Metals segment which was heavily impacted by a soft economy, particularly in the automotive, coinage, building products, electronics and telecommunications industries. The increase in selling prices was primarily related to higher Electrochemical Unit ("ECU") prices in the Chlor Alkali Products segment.

Gross margin percentage decreased from 18% in 2000 to 13% in 2001 primarily due to lower sales volumes.

Selling and administration as a percentage of sales was 8% in 2001 and 2000. Selling and administration was $6.4 million lower than in 2000 due to lower incentive compensation costs and bad debt expenses and fees incurred in 2000 associated with the discontinued chlor alkali partnership negotiations.

The decrease in operating results from the non-consolidated affiliates was due primarily to the lower operating results from the Sunbelt joint venture, which was adversely impacted by lower chlorine pricing.

The effective tax rate increased to 38.9% from 38.4% due to the non-deductible expenses for the Company-owned life insurance programs.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000
Sales decreased 15% due to lower volumes, offset in part by higher selling prices. Sales volumes were lower across all segments with the biggest impact coming from the Metals segment which was heavily impacted by a soft economy, particularly in the automotive, coinage, building products, electronics and telecommunications industries and to a lesser extent by the strike at the East Alton, IL facility. The price increase was primarily related to higher ECU prices in the Chlor Alkali Products segment.

Gross margin percentage decreased from 18% in 2000 to 12% in 2001 primarily due to lower sales volumes.

Selling and administration as a percentage of sales was 9% in 2001 up from 8% in 2000 due to the lower sales base in 2001 as a result of the factors noted above. Selling and administration was $1.8 million lower than in 2000 due to lower incentive compensation costs and fees incurred in 2000 associated with the discontinued chlor alkali partnership negotiations.

The decrease in operating results from the non-consolidated affiliates was due primarily to the lower operating results from the Sunbelt joint venture, which was adversely impacted by lower chlorine pricing.

The effective tax rate increased to 39.6% from 38.3% due to the non-deductible expenses for the Company-owned life insurance programs.

Non-recurring income items in the first quarter accounted for approximately $0.06 of the year-to-date earnings per share in 2001.

SEGMENT OPERATING RESULTS
Segment operating results are defined as earnings before interest expense, interest income, other income and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses.

CHLOR ALKALI PRODUCTS                      Three Months            Six Months
                                          Ended June 30,         Ended June 30,
                                          --------------         --------------
($ in millions)                           2001      2000         2001      2000
--------------------------------------------------------------------------------
Sales                                   $105.2     $97.9       $210.3    $192.1
Operating Income                          12.1       7.0         16.4      11.8




THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000
Sales increased 7% from 2000 primarily due to higher ECU pricing, offset in part by lower volumes. Soft demand for chlorine in the vinyls and urethanes segments, caused primarily by the slowdown in the general economy, combined with high energy costs to chlor-alkali producers, has led to reduced chlor-alkali operating rates across the industry. For example, the industry's average operating rate for the second quarter of 2001 was in the low to mid 80% range

(compared to mid 90% range in 2000). Soft market conditions have caused a slight decrease in the Company's ECU netback from approximately $335 in the first quarter of 2001 to approximately $330 in the second quarter. This compares with the Company's ECU netback of approximately $295 in the second quarter of 2000. Operating income increased significantly in 2001 as higher selling prices more than offset lower volumes and higher manufacturing costs and higher joint venture equity losses. The increased manufacturing costs included higher utility and salt costs and higher fixed cost absorption due to lower production volumes. Operating results from the Sunbelt joint venture in 2001 were unfavorable due to lower chlorine prices.

Sales in each of the first and second quarters of 2001 were about equal, while second quarter operating income increased significantly over first quarter 2001 levels. The first quarter of 2001 was negatively impacted by higher manufacturing costs such as energy costs and distribution costs, by non-recurring costs for the purchase of salt and increased operating expenses due to higher bad debt expense and incentive compensation costs.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000
Sales increased 9% from 2000 primarily due to higher ECU pricing, offset in part by lower volumes. The Company's average ECU prices in the first six months of 2001 were approximately $330, compared to $285 in the first half of 2000. The factors mentioned above, which contributed to the improved 2001 second quarter operating income also contributed to the 2001 year-to-date improvement in operating income.

METALS                                  Three Months               Six Months
                                       Ended June 30,            Ended June 30,
                                       -------------             -------------
($ in millions)                        2001     2000             2001     2000
-------------------------------------------------------------------------------
Sales                                $156.9   $231.6           $330.4   $457.5
Operating Income                        0.2     28.4              0.8     53.5



THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000
Sales decreased 32% due primarily to a significant decline in volumes. Metals' profits were significantly lower primarily due to the economic slowdown, which resulted in loss of substantial volumes throughout its businesses. Orders from most end-use customers served by the Company's strip operations were significantly behind last year's levels. Automotive, coinage, electrical connectors, telecommunications and distributor customers had much lower demand for the industry's products. Demand for building products was modestly lower while strip shipments to the ammunition market were virtually flat compared to last year. These lower volumes and an unfavorable product mix were the major contributors to the decline in operating income.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000
Sales decreased 28% due to a significant decline in volumes. The factors mentioned above, which contributed to the lower 2001 second quarter operating income also contributed to the 2001 year-to-date decline in operating income.

In addition, the strike at the Company's East Alton facility had a moderate adverse impact on Metals' profits.


WINCHESTER                              Three Months               Six Months
                                       Ended June 30,            Ended June 30,
                                       -------------             -------------
($ in millions)                        2001     2000             2001     2000
-------------------------------------------------------------------------------
Sales                                 $62.4    $67.4           $118.0   $129.0
Operating Income                        2.3      4.6              1.6      9.3


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000
Sales in 2001 were 7% lower than 2000 due primarily to softer market conditions, particularly for domestic commercial products. Due to market conditions, overall pricing has declined. Contract sales decreased from last year due to lower military shipments in the quarter. Primarily as a result of lower sales volumes and selling prices, Winchester's operating income decreased significantly in 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO 2000
Sales in 2001 were 9% lower than 2000 due primarily to the impact of soft domestic commercial demand in the second quarter and the effects of the strike at the Company's East Alton facility in the first quarter. As a result of lower sales volumes and prices along with the impact of the strike, Winchester's operating results decreased significantly from 2000.

2001 THIRD QUARTER OUTLOOK
For the three months ending September 30, 2001, diluted earnings per share are expected to be in the 5 cent range before the previously announced pretax restructuring charge currently expected to be in the $40 to $50 million range, that the Company plans to record in the third quarter. The Company expects higher earnings from its Winchester business over second-quarter levels to be more than offset by lower operating results from its Chlor Alkali and Brass businesses ("Brass") because of depressed economic conditions exacerbated by the normal seasonal reduction in its Brass customers' orders during the summer months.

For the third quarter, Winchester expects to see seasonal increases in sales, but the overall ammunition market has been soft this year as well.

In Chlor Alkali, the Company expects that the continued soft economy will adversely affect its chlorine and caustic pricing, resulting in a modest decrease in its ECU prices from second-quarter levels.

The Company expects that the current economic climate is going to continue into the third quarter, with the timing and the magnitude of the recovery uncertain. In the third quarter for Metals, the Company projects that overall demand from its customers will be lower than it was in the second quarter due to normal seasonality. Many of the Company's customers take shutdowns of several weeks during the course of the summer. In addition, several of the Company's Brass operations are shutdown for a period of time in July. Therefore, demand from the automotive, coinage, electrical connectors, telecommunications and distributor customers is expected to remain soft. There are some parts of the business that are showing some signs of improvement and others are still trending lower. It is hard to judge at this point, whether there is a discernible trend or just minor inventory adjustments. These lower sales are expected to have a negative impact on the Company's operating results and will likely cause the Brass business to lose money in the third quarter given the soft market conditions the Company has been experiencing.

2001 FULL YEAR OUTLOOK
The Company expects that its earnings per share for 2001 will be in the $.50 range before the restructuring charge. The Company's markets have been difficult to project this year and in particular the chlor alkali market which has a large impact on the Company's earnings. The Company believes that with some seasonal recovery in the order flow from its Brass customers, some benefits of the restructuring program and some improvement in the chlor alkali market it can achieve its 50 cent forecast for the year.

In the fourth quarter, the Company forecasts that its earnings per share will increase from third quarter levels. The Company expects that its Brass business will return to profitability since its customers' order patterns normally improve in that timeframe and that the Company will begin to benefit from the cost reductions associated with its restructuring program. In addition, the Company is forecasting some improvement in its ECU prices and volumes in Chlor Alkali.

ENVIRONMENTAL MATTERS
In the six months ended June 30, 2001 and 2000, the Company spent approximately $12 million and $13 million, respectively, for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 2001 is estimated to be $30 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $7 million in each of the six-month periods ended June 30, 2001 and 2000. Charges to income for investigatory and remedial efforts were material to operating results in 2000 and may be material to net income in 2001 and future years.

The Company's consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $107 million at June 30, 2001 and $110 million at December 31, 2000, of which $82 million and $85 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA
                                                        Six Months
                                                      Ended June 30,
                                                      --------------
Provided By (Used For) ($ in millions)               2001        2000
---------------------------------------------------------------------
Net Operating Activities                           $(14.9)      $39.7
Capital Expenditures                                (36.3)      (32.4)
Net Investing Activities                            (88.7)      (28.8)
Purchases of Olin Common Stock                      (14.1)         --
Net Financing Activities                             50.8       (17.9)

In 2001, income from continuing operations exclusive of non-cash charges, borrowings under committed and uncommitted bank lines of credit and cash equivalents on hand were used to finance the Company's working capital requirements, capital and investment projects, dividends and the purchase of the Company's common stock.

OPERATING ACTIVITIES
In 2001, the increase in cash used by operating activities of continuing operations was primarily attributable to lower operating income and a higher investment in working capital. The liquidation of higher 2000 year-end accounts payable and accrued liability balances was the main contributor to the increased working capital requirements. Additionally, the current accounts payable and accrued liability levels are lower than normal due to the lower volume of Brass business resulting from the impact of the soft economy on its markets.

INVESTING ACTIVITIES
Capital spending of $36.3 million in 2001 was $3.9 million higher than 2000. For the total year, capital spending is expected to be in the $75 million range. The majority of the capital spending in the first half of 2001 and for the total year 2001 will be on projects that were begun in 2000, primarily in the Metals segment to expand production capacity in its higher value added product categories, in particular high performance alloys.

In June 2001, the Company acquired the stock of Monarch Brass & Copper Corp. ("Monarch") for approximately $49 million. Monarch was a privately held, specialty brass manufacturer headquartered in Waterbury, CT with annual revenues of approximately $95 million. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive and building products. The cash paid was financed through the Company's credit lines. The purchase price exceeded the fair value of the identifiable net assets acquired by $20 million, which is being amortized on a straight-line basis over 30 years.

FINANCING ACTIVITIES
At June 30, 2001, the Company had available a $120 million line of credit under an unsecured revolving credit agreement with a group of banks. The Company may select various floating rate borrowing options. The credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest. The Company believes that the credit facility is adequate to satisfy its liquidity needs for the foreseeable future.

During the first half of 2001, the Company used $14.1 million to repurchase 694,870 shares of the Company's common stock. During the first half of 2000, no shares of the Company's common stock were repurchased.

The percent of total debt to total capitalization increased to 52% at June 30, 2001, from 41% at year-end 2000. The increase from year-end 2000 was due to the increase in short-term borrowings and lower shareholders' equity at June 30, 2001.

In 2001, the Company paid a first and second-quarter dividend of $0.20 per share. In July 2001, the Company's Board of Directors declared a quarterly dividend of $0.20 per share on its common stock, which is payable on September 10, 2001, to shareholders of record on August 10, 2001.

NEW ACCOUNTING STANDARDS
As described in Item 1- Financial Statements under footnote No. 8 of the Notes to Condensed Financial Statements, the Company adopted on January 1, 2001, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities".

During the third quarter of 2001, the Financial Accounting Standards Board is expected to issue SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement. Goodwill amortization for the six months ended June 30, 2001 approximated $0.7 million. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." At this time, it is not practical to reasonably estimate the impact of adopting these statements on the Company's financial statements.

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

Certain materials, namely copper, lead and zinc, used primarily in the Company's Metals and Winchester segments' products are subject to price volatility. Depending on market conditions, the Company may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of June 30, 2001, the Company maintained open positions on futures contracts totalling $55 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, the Company would experience a $5.5 million increase in its cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity is not material to the Company's consolidated financial position, results of operations or cash flow. The current debt structure of the Company includes primarily long-term fixed-rate debt utilized to fund business operations and maintain liquidity. As of June 30, 2001, the Company had long-term borrowings of $234 million of which $36 million was at variable rates. The Company has interest rate swaps to hedge underlying variable debt obligations. Interest rate swap activity is not material to the Company's consolidated financial position, results of operations or cash flow.

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

                  Not Applicable.


Item 3.    Defaults Upon Senior Securities.
           -------------------------------

                  Not Applicable.


Item 4.    Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

           The Company held its Annual Meeting of Shareholders on April 26, 2001. Of the 43,821,410 shares of Common Stock entitled to vote at such meeting, at least 40,241,888 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors Randall W. Larrimore and Anthony W. Ruggiero as Class I directors with terms expiring in 2004. Votes cast for and votes withheld in the election of Directors were as follows:

                        Votes For           Votes Withheld
                        ---------           --------------
R. W. Larrimore         39,324,868              917,020
A. W. Ruggiero          39,108,865            1,133,023

           There were no abstentions or broker nonvotes.

           The shareholders also ratified the appointment of KPMG LLP as independent auditors for the Corporation for 2001. Voting for the resolution ratifying the appointment were 38,754,910 shares. Voting against were 1,240,415 shares. Abstaining were 246,563 shares. There were no broker nonvotes.

Item 5.    Other Information.
           -----------------

                  Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

           (a)    Exhibits

                  12. Computation of Ratio of Earnings to Fixed Charges (Unaudited).

           (b)    Reports on Form 8-K

                  Form 8-K filed April 5, 2001 announcing a conference call to review first quarter results on Friday, April 27, 2001 at 9:00 AM.

                  Form 8-K filed May 8, 2001 announcing the posting of prepared remarks for a presentation to be made at the Merrill Lynch Chemical Conference on May 10, 2001 on the registrant's web site.

                  Form 8-K filed May 17, 2001 announcing the signing of a definitive agreement to acquire Monarch Brass & Copper Corp., a privately held specialty brass manufacturer headquartered in Waterbury, Connecticut.

                  Form 8-K filed June 5, 2001 announcing the completion of Olin's acquisition of the stock of Monarch Brass & Copper Corp. for approximately $49 million.

                  Form 8-K filed June 26, 2001 reaffirming the second quarter earnings forecast, revising expectations for the year, announcing a restructuring charge and announcing a conference call to discuss the above to be held on Tuesday, June 26, 2001 at 10:30 a.m. Eastern time.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OLIN CORPORATION
                                (Registrant)



                                By:    /s/ A.W. Ruggiero
                                       ------------------------------
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Authorized Officer)



Date:  August 13, 2001

                                  EXHIBIT INDEX

Exhibit
  No.          Description
-------        -----------

 12.           Computation of Ratio of Earnings to Fixed Charges (Unaudited).