Form 10-Q
period 2001-09-30
OLIN CORP
filed 2001-11-13
CIK 74303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2001
                              --------------------------------------------------

                                                    OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------------------------------------

Commission file number                            1-1070
                      ----------------------------------------------------------

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

Yes               X                No
           -----------------             ----------------


As of October 31, 2001, there were outstanding 43,440,223 shares of the registrant's common stock.

Part I - Financial Information

   Item 1. Financial Statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

                            Condensed Balance Sheets

                      (In millions, except per share data)

                                                 Unaudited
                                                September 30,   December 31,
                                                    2001           2000
                                                -------------  ------------
ASSETS
------
Cash and cash equivalents                       $         5.5  $       56.6
Short-term investments                                   25.0          25.0
Accounts receivable, net                                218.4         196.7
Inventories                                             204.4         216.4
Income taxes receivable                                  18.7           0.4
Other current assets                                     46.0          33.1
                                                -------------  ------------
    Total current assets                                518.0         528.2
Property, plant and equipment
    (less accumulated depreciation
    of $1,230.2 and $1,177.9)                           489.6         483.0
Other assets                                            117.8         111.6
                                                -------------  ------------
Total assets                                    $     1,125.4  $    1,122.8
                                                =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
    installments of long-term debt              $       199.7  $        1.0
Accounts payable                                         91.8         123.8
Income taxes payable                                      1.3           1.6
Accrued liabilities                                     148.2         148.6
                                                -------------  ------------
    Total current liabilities                           441.0         275.0
Long-term debt                                          129.4         228.1
Deferred income taxes                                    76.8          79.8
Other liabilities                                       207.7         211.3

Commitments and contingencies
Shareholders' equity:
    Common stock, par value $1 per share:
       Authorized 120.0 shares
         Issued 43.4 shares (44.0 in 2000)               43.4          44.0
    Additional paid-in capital                          204.3         215.7
    Accumulated other comprehensive loss                (25.9)        (16.3)
    Retained earnings                                    48.7          85.2
                                                -------------  ------------
    Total shareholders' equity                          270.5         328.6
                                                -------------  ------------
Total liabilities and shareholders' equity      $     1,125.4  $    1,122.8
                                                =============  ============

_________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   Condensed Statements of Income (Unaudited)

                    (In millions, except per share amounts)

                                                      Three Months                    Nine Months
                                                   Ended September 30,            Ended September 30,
                                                   -------------------            -------------------
                                                   2001           2000           2001             2000
                                                -----------    -----------    -----------     -------------
Sales                                           $     333.6    $     413.1    $     992.3     $     1,191.7
Operating Expenses:
  Cost of goods sold                                  302.9          340.1          879.9             982.1
  Selling and administration                           29.6           31.2           87.4              90.8
  Research and development                              1.2            1.3            4.0               4.1
Earnings(loss) of non-consolidated affiliates          (2.3)           0.7           (4.6)              1.1
Interest expense                                        4.5            3.9           12.3              11.8
Interest income                                         0.1            0.4            0.5               0.7
Other income                                            0.5            0.1            4.0               2.1
Restructuring charge                                   25.9             --           25.9                --
                                                -----------    -----------    -----------     -------------
  Income(loss) before taxes                           (32.2)          37.8          (17.3)            106.8
Income tax provision(benefit)                         (12.8)          14.4           (6.9)             40.8
                                                -----------    -----------    -----------     -------------
Net income (loss)                               $     (19.4)   $      23.4    $     (10.4)    $        66.0
                                                ===========    ===========    ===========     =============


Net income (loss) per common share:
  Basic                                         $     (0.45)   $      0.52    $     (0.24)    $        1.46
  Diluted                                             (0.45)          0.52          (0.24)             1.46

Dividends per common share                      $      0.20    $      0.20    $      0.60     $        0.60
Average common shares outstanding:
  Basic                                                43.4           45.1           43.6              45.1
  Diluted                                              43.4           45.2           43.6              45.2


_________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 Condensed Statements of Cash Flows (Unaudited)
                                 (In millions)

                                                                                          Nine Months
                                                                                      Ended September 30,
                                                                         -------------------------------------------
                                                                                2001                       2000
                                                                         ----------------           ----------------
Operating activities
--------------------
Net income(loss)                                                         $          (10.4)          $           66.0
Adjustments to reconcile income from operations to net cash
  and cash equivalents provided by operating activities
    (Earnings)loss of non-consolidated affiliates                                     4.6                       (1.1)
    Depreciation and amortization                                                    64.1                       59.4
    Deferred income taxes                                                            (3.0)                       8.7
    Restructuring charge and unusual items                                           29.0                          -
    Change in:
         Receivables                                                                 (8.9)                     (58.8)
         Inventories                                                                 31.6                       13.0
         Other current assets                                                       (10.6)                       3.2
         Accounts payable and accrued liabilities                                   (65.8)                      10.0
         Income taxes payable                                                       (13.6)                      17.4
         Noncurrent liabilities                                                     (15.5)                     (13.5)
Other operating activities                                                           (4.4)                      (7.3)
                                                                         ----------------           ----------------
  Net operating activities                                                           (2.9)                      97.0
                                                                         ----------------           ----------------


Investing activities
--------------------
Capital expenditures                                                                (54.5)                     (57.1)
Business acquired in purchase transaction                                           (48.3)                         -
Investments and advances-affiliated companies at equity                               3.1                       10.7
Other investing activities                                                            0.9                       (1.8)
                                                                         ----------------           ----------------
  Net investing activities                                                          (98.8)                     (48.2)
                                                                         ----------------           ----------------

Financing activities
--------------------
Short-term debt borrowings                                                           96.2                          -
Long-term debt repayments                                                            (7.3)                      (1.1)
Purchases of Olin common stock                                                      (14.1)                         -
Stock options exercised                                                               2.3                        1.0
Dividends paid                                                                      (26.1)                     (27.1)
Other financing activities                                                           (0.4)                      (0.4)
                                                                         ----------------           ----------------
  Net financing activities                                                           50.6                      (27.6)
                                                                         ----------------           ----------------
  Net (decrease)increase in cash and cash equivalents                               (51.1)                      21.2
Cash and cash equivalents, beginning of period                                       56.6                       21.0
                                                                         ----------------           ----------------
Cash and cash equivalents, end of period                                 $            5.5           $           42.2
                                                                         ================           ================

___________________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

              (Tabular amounts in millions, except per share data)

1. We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. We made certain reclassifications to prior year amounts to conform to the 2001 presentation. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Inventory consists of the following:

                                      September 30,              December 31,
                                           2001                      2000
                                           ----                      ----
        Raw materials and supplies        $119.6                   $126.7
        Work in process                     98.1                    110.7
        Finished goods                      55.0                     59.7
                                      ----------               ----------
                                           272.7                    297.1
        LIFO reserve                       (68.3)                   (80.7)
                                      ----------               ----------
        Inventory, net                    $204.4                   $216.4
                                      ==========               ==========

     Inventories are valued principally by the dollar value last-in, first-out
     (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at September 30, 2001, reflect certain estimates relating to inventory quantities and costs at December 31, 2001.

3. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

                                              Three Months              Nine Months
                                           Ended September 30,       Ended September 30,
                                           -------------------       -------------------
        Basic Earnings (Loss) Per Share     2001        2000           2001       2000
        -------------------------------     ----        ----           ----       ----
        Basic earnings (loss):
          Net income (loss)               $(19.4)      $23.4         $(10.4)     $66.0

        Basic shares                        43.4        45.1           43.6       45.1
        Basic earnings (loss) per share:
          Net income (loss)               $(0.45)      $0.52         $(0.24)     $1.46

                                                         Three Months               Nine Months
                                                     Ended September 30,       Ended September 30,
                                                     -------------------       -------------------
         Diluted Earnings (Loss) Per                 2001           2000       2001           2000
         -----------------------------               ----           ----       ----           ----
         Share
         -----
         Diluted earnings (loss):
           Net income (loss)                      $ (19.4)      $   23.4    $ (10.4)      $   66.0

         Diluted shares:
           Basic shares                              43.4           45.1       43.6           45.1
           Stock options                              ---             .1        ---             .1
                                                  -------       --------    -------       --------
           Diluted shares                            43.4           45.2       43.6           45.2
                                                  =======       ========    =======       ========
         Diluted earnings (loss) per share:
           Net income (loss)                      $ (0.45)      $   0.52    $ (0.24)      $   1.46


4. We are party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million in each of the three-month periods ended September 30, 2001 and 2000, and $11 million in each of the nine-month periods ended September 30, 2001 and 2000. Charges to income for investigatory and remedial efforts were material to operating results in 2000 and may be material to operating results in 2001. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $101 million at September 30, 2001 and $110 million at December 31, 2000, of which $76 million and $85 million were classified as other noncurrent liabilities, respectively.

     Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us, which could have a material adverse effect on our operating results and financial condition.

5. The Board of Directors, in October 1996, authorized a share repurchase program of up to 5 million shares of Olin common stock and, in April 1998, approved an additional share repurchase program of up to an additional 5 million shares of Olin common stock, from time to time, as market conditions warrant. Since January 1997 we have repurchased 9,701,767 shares, of which 4,701,767 were under the April 1998 program. During the first nine months of 2001, we repurchased 694,870 shares of our common stock.

6. We define segment operating income as earnings before interest expense, interest income, other income, restructuring charge and unusual items, and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.

                                                        Three Months                Nine Months
                                                     Ended September 30,        Ended September 30,
                                                  ------------------------  --------------------------

     Sales:                                          2001          2000         2001          2000
                                                  ----------  ------------  -----------   ------------
        Chlor Alkali Products                     $     93.8  $      100.7  $     304.1   $      292.8
        Metals                                         151.7         219.8        482.1          677.3
        Winchester                                      88.1          92.6        206.1          221.6
                                                  ----------  ------------  -----------   ------------
     Total sales                                  $    333.6  $      413.1  $     992.3   $    1,191.7
                                                  ==========  ============  ===========   ============

     Operating income (loss):
        Chlor Alkali Products                     $      0.7  $        8.3  $      17.1   $       20.1
        Metals                                          (4.3)         21.7         (3.5)          75.2
        Winchester                                       3.2          11.2          4.8           20.5
                                                  ----------  ------------  -----------  -------------
     Total operating income (loss)                $     (0.4) $       41.2  $      18.4  $       115.8
                                                  ==========  ============  ===========  =============

     Operating income (loss)                      $     (0.4) $       41.2  $      18.4  $       115.8
        Interest expense                                 4.5           3.9         12.3           11.8
        Interest income                                  0.1           0.4          0.5            0.7
        Other income                                     0.5           0.1          4.0            2.1
        Restructuring charge and
           unusual items (recorded
           in Cost of Goods Sold)                       27.9           ---         27.9            ---
                                                  ----------  ------------  -----------  -------------
     Income (loss) before taxes                   $    (32.2) $       37.8  $     (17.3) $       106.8
                                                  ==========  ============  ===========  =============

7. We do not provide for U.S. income taxes on foreign currency translation adjustments in reporting comprehensive income (loss) since we do not provide for such taxes on undistributed earnings of foreign subsidiaries. The components of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2001 and 2000 are as follows:

                                                        Three Months                 Nine Months
                                                     Ended September 30,         Ended September 30,
                                                     2001           2000         2001           2000
                                                  ----------     ----------   ----------    -----------
        Net income (loss)                         $    (19.4)    $     23.4   $    (10.4)   $      66.0
        Other comprehensive income (loss):
           Cumulative translation adjustment             0.6            ---         (0.4)          (2.0)
           Hedging activity                             (4.1)           ---         (9.1)           ---
                                                  ----------     ----------   ----------    -----------
        Comprehensive income (loss)               $    (22.9)    $     23.4   $    (19.9)   $      64.0
                                                  ==========     ==========   ==========    ===========


8. As of January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as a fair value hedge, the changes in the fair value are recognized in earnings. For derivatives designated as a cash flow hedge, the changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Ineffective portions are recognized currently in earnings. Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.

     We use cash flow hedges of commodities such as copper, zinc, nickel and lead to provide a measure of stability in managing our exposure to price fluctuations. We also use foreign currency positions and fair value hedges of interest rate swaps as a means of hedging these exposures.

     As a result of adopting SFAS No. 133 on January 1, 2001, we recorded a pretax $0.9 million decline in fair value to Accumulated Other Comprehensive Loss. The unfavorable ineffective portion of changes in fair value resulted in less than a $0.1 million charge to earnings. Offsetting the above, assets totaling $1.2 million and liabilities totaling $2.1 million were recorded at January 1, 2001.

     At September 30, 2001, other comprehensive income (loss) included a pretax decline in fair value of $9.1 million. In addition, the unfavorable ineffective portion of changes in fair value resulted in a $1.4 million charge to earnings for the nine-month period ended September 30, 2001. Offsetting the above, there were assets totaling $2.2 million and liabilities totaling $12.7 million.

     Our foreign currency contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The cumulative effect of items not qualifying for hedge accounting for the three-month and nine-month periods ended September 30, 2001 was not material to earnings.

9. In June 2001, we acquired the stock of Monarch Brass & Copper Corp. ("Monarch") for approximately $49 million. Monarch was a privately held, specialty brass manufacturer headquartered in Waterbury, CT with annual revenues of approximately $95 million. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive and building products. We financed the purchase price through our credit lines. The purchase price exceeded the fair value of the identifiable net assets acquired by $19 million, which is being amortized on a straight-line basis over 30 years. The acquisition has been accounted for using the purchase method of accounting. The operating results of Monarch, which have been included in the accompanying financial statements since the date of acquisition, were not material.

10. In September 2001, we recorded a pretax charge of $29.0 million (or $0.40 diluted EPS) for restructuring and unusual items, primarily for costs associated with a salaried workforce reduction through an early retirement incentive program. Cost of Goods Sold and Other Income include $2.0 million and $1.1 million, respectively, of unusual items. Cost of Goods Sold included the write-off of inventory associated with cancelled customer orders; Other Income included the write-off of an investment in an E-commerce company. The restructuring charge of $25.9 million related to the 190 employees retiring in connection with the retirement program and represented primarily pension and postretirement benefit curtailment losses and severance. As of September 30, 2001, 72 employees had retired and we expect that 61 employees will retire in the fourth quarter of 2001 and the remainder will retire in the first quarter of 2002. The pension benefits of $11.8 million will be paid out of the pension trust while the other benefits which include $5.3 million of postretirement benefits in Other Liabilities and $5.4 million of severance in Accrued Liabilities will be paid out of our operating cash flows over time.

Item 2.   Management's Discussion and Analysis of Financial Condition
          ------------------------------------------------------------
          and Results of Operations
          -------------------------

CONSOLIDATED RESULTS OF OPERATIONS

                                                    Three Months                 Nine Months
                                                Ended September 30,          Ended September 30,
                                                -------------------          -------------------
($ in millions, except per share data)           2001          2000        2001           2000
------------------------------------------------------------------------------------------------
Sales                                           $333.6       $413.1       $992.3        $1,191.7
Gross Margin                                      30.7         73.0        112.4           209.6
Selling and Administration                        29.6         31.2         87.4            90.8
Restructuring Charge                              25.9           --         25.9              --
Net Income (Loss)                                (19.4)        23.4        (10.4)           66.0
Net Income (Loss) Per Common Share:
Basic                                           $(0.45)      $ 0.52       $(0.24)       $   1.46
Diluted                                         $(0.45)      $ 0.52       $(0.24)       $   1.46
================================================================================================


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Sales decreased 19.2% due to lower volumes and selling prices. Sales volumes were lower across all segments with the biggest impact coming from the Metals segment which was heavily impacted by a soft economy, particularly in the automotive, electronics and telecommunications industries.

Gross margin percentage decreased from 18% in 2000 to 9% in 2001 primarily due to lower sales volumes.

Selling and administration as a percentage of sales was 9% in 2001 up from 8% in 2000. Selling and administration was $1.6 million lower than in 2000 due to lower incentive compensation costs and fees incurred in 2000 associated with the discontinued chlor alkali partnership negotiations.

The decrease in operating results from the non-consolidated affiliates was due primarily to the lower operating results from the Sunbelt joint venture, which was adversely impacted by lower chlorine pricing.

Excluding the charge for restructuring and unusual items, the effective tax rate increased to 40.0% from 38.1% due to the under-utilization of foreign tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000
Sales decreased 16.7% due to lower volumes, offset in part by higher selling prices. Sales volumes were lower across all segments with the biggest impact coming from the Metals segment which was heavily impacted by a soft economy, particularly in the automotive, electronics and telecommunications industries and to a lesser extent by the strike at the East Alton, IL facility in the first quarter of 2001. The price increase was primarily related to higher ECU prices in the Chlor Alkali Products segment.

Gross margin percentage decreased from 18% in 2000 to 11% in 2001 primarily due to lower sales volumes.

Selling and administration as a percentage of sales was 9% in 2001 up from 8% in 2000 due to the lower sales base in 2001 as a result of the factors noted above. Selling and administration was $3.4 million lower than in 2000 due to lower incentive compensation costs and fees incurred in 2000 associated with the discontinued chlor alkali partnership negotiations.

The decrease in operating results from the non-consolidated affiliates was due primarily to the lower operating results from the Sunbelt joint venture, which was adversely impacted by lower chlorine pricing.

Excluding the charge for restructuring and unusual items, the effective tax rate increased to 40.0% from 38.2% due to the non-deductible expenses for the Company-owned life insurance programs and the under-utilization of foreign tax credits.

Non-recurring income items in the first quarter accounted for approximately $0.06 of the year-to-date earnings per share in 2001.

RESTRUCTURING CHARGES AND UNUSUAL ITEMS

In September 2001, we recorded a pretax charge of $29 million (or $0.40 diluted
EPS) for restructuring and unusual items, primarily for costs associated with a salaried workforce reduction through an early retirement incentive program. Cost of Goods Sold and Other Income include $2.0 million and $1.1 million, respectively, of unusual items. Cost of Goods Sold included the write-off of inventory associated with cancelled customer orders; Other Income included the write-off of an investment in an E-commerce company. The restructuring charge of $25.9 million related to the 190 employees retiring in connection with the retirement program and represented primarily pension and postretirement benefit curtailment losses and severance. As of September 30, 2001, 72 employees had retired and we expect that 61 employees will retire in the fourth quarter of 2001 and the remainder will retire in the first quarter of 2002. The pension benefits of $11.8 million will be paid out of the pension trust while the other benefits which include $5.3 million of postretirement benefits in Other Liabilities and $5.4 million of severance in Accrued Liabilities will be paid out of our operating cash flows over time.

In the fourth quarter of 2001, we expect to take additional restructuring actions to optimize our manufacturing operations and reduce costs.

SEGMENT OPERATING RESULTS
We define our segment operating results as earnings before interest expense, interest income, other income, restructuring charge and unusual items, and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses.


CHLOR ALKALI PRODUCTS           Three Months            Nine Months
                             Ended September 30,     Ended September 30,
                             -------------------     -------------------
($ in millions)               2001         2000       2001         2000
------------------------------------------------------------------------
Sales                        $93.8       $100.7      $304.1      $292.8
Operating Income               0.7          8.3        17.1        20.1


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Sales decreased 7% from 2000 primarily due to lower volumes. Soft demand for chlorine in the vinyls and urethanes segments, caused primarily by the slowdown in the general economy has led to reduced chlor-alkali operating rates across the industry. For example, according to "The Chlorine Institute, Inc.", the industry's average operating rate for the third quarter of 2001 was in the low to mid 80% range, compared to 90% for the third quarter of 2000. Soft market conditions caused a decrease in our ECU netback, excluding our Sunbelt plant, from approximately $330 in the second quarter of 2001 to approximately $315 in the third quarter. This compares with our ECU netback of approximately $300 in the third quarter of 2000. Operating income decreased significantly in 2001 primarily due to lower volumes. Operating results from the Sunbelt joint venture in 2001 were unfavorable due to lower chlorine prices.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000
Sales increased 4% from 2000 primarily due to higher ECU pricing, offset in part by lower volumes. Our average ECU prices in the first nine months of 2001 were approximately $325, compared to $290 in the first nine months of 2000. The factors mentioned above, which contributed to the lower 2001 third quarter operating income also contributed to the 2001 year-to-date decline in operating income. Although the year-to-date sales were slightly higher than 2000, the operating income is lower in 2001 primarily due to higher manufacturing costs and losses from the Sunbelt joint venture. The increased manufacturing costs included higher utility and salt costs and higher fixed cost absorption due to lower production volumes.

METALS                           Three Months            Nine Months
                             Ended September 30,     Ended September 30,
                             -------------------     -------------------
($ in millions)               2001         2000       2001         2000
------------------------------------------------------------------------
Sales                        $151.7      $219.8      $482.1       $677.3
Operating Income (Loss)        (4.3)       21.7        (3.5)        75.2

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Sales decreased 31% due primarily to a significant decline in volumes associated with the weak economy. Metals' operating results were significantly lower primarily due to the economic slowdown, which resulted in the loss of substantial volumes throughout our Metals businesses. In addition, the mill products operations in East Alton, IL took a two-week maintenance shutdown in 2001, with no similar shutdown in 2000. Most market segments served by our strip operations were significantly behind last year's levels. Automotive, coinage, electrical connectors, telecommunications and distributor customers had much lower demand for the industry's products. These lower volumes contributed to the decrease in operating income from $21.7 million in 2000 to a loss of $4.3 million in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000
Sales decreased 29% due to a significant decline in volumes. The factors mentioned above, which contributed to the lower 2001 third quarter operating income also contributed to the 2001 year-to-date decline in operating income. In addition, the strike at our East Alton facility in the first quarter had a moderate adverse impact on Metals' profits.

WINCHESTER                      Three Months             Nine Months
                             Ended September 30,     Ended September 30,
                             -------------------     -------------------
($ in millions)               2001         2000       2001         2000
------------------------------------------------------------------------
Sales                        $88.1        $92.6      $206.1      $221.6
Operating Income               3.2         11.2         4.8        20.5


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Sales in 2001 were 5% lower than 2000, primarily due to lower selling prices resulting from softer market conditions, particularly for domestic commercial products and the absense of fee income from the Lake City Army Ammunition Plant. Export sales decreased from last year and international sales were lower due to lower foreign exchange rates. The factors affecting sales as well as an unfavorable product mix and higher personnel-related costs, were the main contributors to the decrease in operating income from $11.2 million to $3.2 million in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000
Sales in 2001 were 7% lower than 2000 primarily due to the impact of soft domestic commercial demand in the second and third quarters and the effects of the strike at our East Alton facility in the first quarter. International sales were down from last year due to lower foreign exchange rates. The factors mentioned above, which adversely impacted the 2001 third quarter operating income, as well as the impact of the strike were the main contributors to the significant decrease in operating income.

2001 FOURTH QUARTER OUTLOOK
We expect that our operating results for the fourth quarter will be below our previous forecast of a loss of approximately $.05 per share, excluding the restructuring charge. Business conditions in all of our downstream markets remain depressed and there are no signs of improvement at this time. As a result, our fourth quarter loss could be in the $.20 per share range. Because of this, we are monitoring all elements of our cash flows as we move forward in this economic environment.

For the fourth quarter, we expect that the continued soft economy will adversely affect our chlorine and caustic pricing resulting in a further decrease in our ECU prices from third quarter levels. We have considerable leverage to ECU prices and are closely monitoring market developments in what has become a very volatile market.

Our projection for the Metals segment for the fourth quarter is that overall demand from customers will not improve and could deteriorate further if the economy continues to slow.

For the fourth quarter, Winchester's sales and operating results are expected to decrease from third quarter levels due to normal seasonal factors, offset in part by increasing consumer demand for some paramilitary ammunition.

2001 FULL YEAR OUTLOOK
We expect that our loss per share for 2001 will be in the $0.04 range before the charges for restructuring and unusual items. Sales into markets served by us have been difficult to project this year. This has been true particularly in the chlor alkali market which has a large impact on our earnings. Business conditions in all of our downstream markets are expected to remain depressed through year-end.

ENVIRONMENTAL MATTERS
In the nine months ended September 30, 2001 and 2000, we spent approximately $22 million and $19 million, respectively, for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 2001 is estimated to be $30 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $11 million in each of the nine-month periods ended September 30, 2001 and 2000.

Charges to income for investigatory and remedial efforts were material to operating results in 2000 and may be material to net income in 2001 and future years.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $101 million at September 30, 2001 and $110 million at December 31, 2000, of which $76 million and $85 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and their costs can be better estimated. As a result of these reassessments, future charges to income, which could be material, may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $45-$55 million over the next several years. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us, which could have a material adverse effect on our operating results and financial condition.


LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA

                                                               Nine Months
                                                           Ended September 30,
                                                           -------------------
Provided By (Used For) ($ in millions)                   2001              2000
-------------------------------------------------------------------------------
Net Operating Activities                                  $(2.9)          $97.0
Capital Expenditures                                      (54.5)          (57.1)
Net Investing Activities                                  (98.8)          (48.2)
Purchases of Olin Common Stock                            (14.1)             --
Net Financing Activities                                   50.6           (27.6)

In 2001, income from continuing operations exclusive of non-cash charges, borrowings under committed and uncommitted bank lines of credit and cash equivalents on hand were used to finance our working capital requirements, capital and investment projects, dividends, the purchase of our common stock and long-term debt repayments.

OPERATING ACTIVITIES
In 2001, the decrease in cash provided by operating activities of continuing operations was primarily attributable to lower operating results and a higher investment in working capital. The liquidation of higher 2000 year-end accounts payable and accrued liability balances was the main contributor to the increased working capital requirements. Additionally, the current accounts payable and accrued liability levels are lower than normal primarily due to the lower volume of Metals business resulting from the impact of the soft economy on its markets.

INVESTING ACTIVITIES
Capital spending of $54.5 million in the first nine months of 2001 was $2.6 million lower than in the corresponding period in 2000. For the total year, capital spending is expected to be in the $70 million range, compared with $95 million in 2000. The majority of the capital spending in the first nine months of 2001 and for the total year 2001 will be on projects that were begun in 2000, primarily in the Metals segment to expand production capacity in its higher value added product categories, in particular high performance alloys. In 2002, we plan to manage our capital spending at a level approximating 50% of depreciation.

In June 2001, we acquired the stock of Monarch Brass & Copper Corp. ("Monarch") for approximately $49 million. Monarch was a privately held, specialty brass manufacturer headquartered in Waterbury, CT with annual revenues of approximately $95 million. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive and building products. We financed the purchase price through our credit lines. The purchase price exceeded the fair value of the identifiable net assets acquired by $19 million, which is being amortized on a straight-line basis over 30 years.

FINANCING ACTIVITIES
At September 30, 2001, we had a $165 million line of credit under an unsecured revolving credit agreement with a group of banks, of which $10 million was used. In addition, we had a $25 million line of credit with another bank, none of which was used. We may select various floating rate borrowing options under each of these lines of credit. These credit facilities include various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization and the ratio of earnings before interest, taxes, depreciation and amortization to interest. We intend to replace our existing credit facilities and to obtain debt financing to refinance the $100 million note maturing in June of 2002 and the borrowings to fund the acquisition of Monarch, and to provide additional liquidity. The terms of any such financing arrangements will be subject to prevailing market conditions.

During the first nine months of 2001, we used $14.1 million to repurchase 694,870 shares of our common stock. During the first nine months of 2000, we repurchased no shares of our common stock.

The percent of total debt to total capitalization increased to 55% at September 30, 2001, from 41% at year-end 2000. The increase from year-end 2000 was due to the increase in short-term borrowings and lower shareholders' equity at September 30, 2001.

In 2001, we paid a first, second and third-quarter dividend of $0.20 per share. In October 2001, our Board of Directors declared a quarterly dividend of $0.20 per share on our common stock, which is payable on December 10, 2001, to shareholders of record on November 9, 2001.

NEW ACCOUNTING STANDARDS
As described in Item 1- Financial Statements under footnote No. 8 of the Notes to Condensed Financial Statements, we adopted on January 1, 2001, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."

During the third quarter of 2001, the Financial Accounting Standards Board
(FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement. Goodwill amortization for the nine months ended September 30, 2001 was approximately $1.2 million. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." At this time, it is not practical to reasonably estimate the impact of adopting these statements on our financial statements.

The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. In addition, it broadened the presentation of discontinued operations to include more disposal transactions. At this time, it is not practical to reasonably estimate the impact of adopting these statements on our financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the normal course of our business operations due to our operations in different foreign currencies, our purchases of certain commodities and our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the uses of financial instruments to manage exposure to such risks.

The primary purpose of our foreign currency hedging activities is to manage currency risks resulting from purchase and sale commitments in foreign currencies (principally Australian dollar and Canadian dollar) and relating to particular anticipated purchases and sales expected to be denominated in those same foreign currencies. Foreign currency hedging activity is not material to our consolidated financial position, results of operations or cash flow.

Certain raw materials, namely copper, lead and zinc, used primarily in our Metals and Winchester segments' products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of September 30, 2001, we maintained open positions on futures contracts totalling $70 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $7.0 million increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our current debt structure used to fund business operations and maintain liquidity, at September 30, 2001, was comprised of $231 million of long-term debt and $98 million of short-term debt. All short-term debt and $36 million of long-term debt are at variable rates. We have interest rate swaps to hedge underlying debt obligations. Interest rate swap activity is not material to our consolidated financial position, results of operations or cash flow.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on management's beliefs, certain assumptions made by management, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which we operate. The statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

We have used the words "anticipate," "intend," "may," "expect," "believe," "should," "plan," "will," "estimate," and variations of such words and similar expressions in this quarterly report on Form 10-Q to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward looking-statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks, uncertainties and assumptions that are involved in our forward-looking statements include but are not limited to

     .    economic instability in the United States;

     .    the cyclical nature of our operating results;

     .    higher than expected raw material and utility costs;

     .    general economic and business and market conditions;

     .    competitive pricing pressures;

     .    changes in Chlor Alkali's ECU prices from expected levels;

     .    loss of key customers or suppliers;

     .    Chlor Alkali operating rates dropping below anticipated levels;

     .    expansion or acceleration of Chlorine/Caustic molecules decoupling;

     .    lack of internal use for our chemical products;

     .    acceleration or expansion of back integration;

     .    higher than expected transportation and/or logistics costs;

     . a protracted work stoppage in connection with collective bargaining negotiations with labor unions;

     . the supply/demand balance for our products, including the impact of excess industry capacity;

     .    efficacy of new technologies;

     .    changes in U.S. laws and regulations;

     .    failure to achieve targeted cost reduction programs;

     . capital expenditures, such as cost overruns, in excess of those scheduled;

     .    our ability to comply with the terms of our government contracts;

     .    the availability of adequate capital to fund our operations;

     .    environmental costs in excess of those projected; and

     .    the occurrence of unexpected manufacturing interruptions/outages.

     All of our forward-looking statements should be considered in light of these factors.

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

                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

                                               OLIN CORPORATION
                                               (Registrant)



                                               By: /s/ A. W. Ruggiero
                                                   -----------------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Authorized Officer)



Date:  November 13, 2001

                                  EXHIBIT INDEX


Exhibit
 No.          Description
----          -----------

12.           Computation of Ratio of Earnings to Fixed Charges (Unaudited).