Form 10-K405
period 2001-12-31
OLIN CORP
filed 2002-03-04
CIK 74303

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    Form 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____

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

                                  ------------
Securities registered pursuant to Section 12(g) of the Act:

                                                         Name of each exchange
                 Title of each class                      on which registered
                 -------------------                      -------------------
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

                                  ------------

Securities registered pursuant to Section 12(g) of the Act:  None

                                  ------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 31, 2002, the aggregate market value of registrant's common stock, par value $1 per share held by non-affiliates of registrant was approximately $619,096,100.

     As of January 31, 2002, 43,441,998 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the following document are incorporated by reference in this
                         Form 10-K as indicated herein:

              Document                      Part of 10-K into which incorporated
              --------                      ------------------------------------
  Proxy Statement relating to Olin's 2002                Part III
       Annual Meeting of Shareholders

                                     PART I

Item I.  BUSINESS

GENERAL

         Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Norwalk, Connecticut. It is a manufacturer concentrated in three business segments: Chlor Alkali Products, Metals and Winchester(R).

         Chlor Alkali Products manufactures chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid and bleach products. Metals products include copper and copper alloy sheet, strip and foil, welded tube, fabricated parts, metal packages and stainless steel strip. Winchester products include sporting ammunition, canister powder, reloading components, small caliber military ammunition and industrial cartridges.

PRODUCTS, SERVICES  AND  STRATEGIES

                              Chlor Alkali Products

Products and Services

         We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the U.S. chlor alkali market. We are the fourth largest chlor alkali producer in the United States, with capacity of
1.15 million Electrochemical Units, or ECUs, per year, including production from our joint venture with PolyOne Corporation, which we refer to as our Sunbelt joint venture. We are the largest producer measured by production volume of chlorine and caustic soda in the eastern United States, with facilities located in Mclntosh, Alabama, Charleston, Tennessee, Augusta, Georgia, and Niagara Falls, New York. Since transportation costs can be a significant part of the final cost of the product to the customer, our close proximity to our customers is a competitive advantage. Approximately two-thirds of our caustic soda production is high purity, which normally commands a premium selling price in the market.

         Chlorine and caustic soda are co-produced commercially primarily by the electrolysis of salt. These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The industry refers to this as an ECU. Much of our chlorine and caustic produced in the U.S. is captively consumed in the production of downstream products and vertical integration is common. We sell chlorine and caustic not used internally to third parties.

         Chlorine is used as a raw material in the production of thousands of products, but a significant portion of U.S. chlorine production is consumed in the manufacture of ethylene dichloride or EDC, a precursor for polyvinyl chloride, or PVC. PVC is a plastic used in applications such as vinyl siding, plumbing and automotive parts. Other U.S. end-use markets for chlorine include chlorinated intermediates, isocyanates and water treatment. With the weakening of the U.S. economy in 2000 and 2001, we have seen a consequent reduction in demand for PVC, which is the largest single end-product application of chlorine.

         Caustic soda has a wide variety of end use applications, the largest of which is in the pulp and paper industry. Caustic soda is also used in the production of detergents and soaps, alumina and a variety of other inorganic and organic chemicals.

         The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added. Because chlorine and caustic are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product. Prices for both products respond rapidly to changes in supply and demand. ECU prices experienced the most recent sustained peak in 1995, with the subsequent trough coming in 1999. Prices peaked again in early 2001 and have since retreated. In the period 1991-2001, average ECU netbacks as reported by Chemical Market Associates, Inc. have been in excess of approximately $425 and as low as approximately $150.

         Raw materials, including electricity, represent approximately 60% of the total cost of producing an ECU. Electricity is the single largest variable cost component in the production of chlor alkali products. Our electricity costs have been stable over the last ten years because we are supplied by utilities that primarily utilize coal, hydroelectric and nuclear power and have relatively minor exposure to natural gas. The commodity nature of this industry places an added emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry. In addition, as market demand grows in the future, the design of our Sunbelt plant will enable us to expand capacity cost-effectively.

         We also manufacture a small volume of chlor alkali-related products and we recently invested in capacity and product upgrades in these areas. These products include chemically processed salt, hydrochloric acid, sodium hypochlorite and hydrogen. We also sell sodium hydrosulfite into the paper, textile and clay bleaching market.

         The following table lists products of our Chlor Alkali Products business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services      Major End Uses                          Plants & Facilities    Major Raw Materials &
                                                                                        Components for
                                                                                        Products/Services
CHLORINE/CAUSTIC SODA    Pulp & paper processing, chemical       Augusta, GA            salt, electricity
                         manufacturing, water purification,      Charleston, TN
                         manufacture of vinyl chloride, bleach,  McIntosh, AL
                         swimming pool chemicals & urethane      Niagara Falls, NY
                         chemicals
Sodium Hydrosulfite      Paper, textile & clay bleaching         Augusta, GA            caustic soda, sulfur dioxide
                                                                 Charleston, TN
                                                                 Salto, Brazil

Sodium Hypochlorite      Household cleaners, laundry bleaching,  Augusta, GA            chlorine, caustic soda
                         swimming pool sanitizers, semi-         Charleston, TN
                         conductors, water treatment,            McIntosh, AL
                         textiles, pulp & paper and food         Niagara Falls, NY
                         processing
Hydrochloric Acid        Steel, oil & gas, plastics, organic     Augusta, GA            chlorine, hydrogen
                         chemical synthesis, water and           Charleston, TN
                         wastewater treatment, brine             Niagara Falls, NY
                         treatment, artificial sweeteners,
                         pharmaceuticals, food processing
                         and ore and mineral processing


Strategies

         Continued Role as a Preferred Supplier to Merchant Market Customers. Based on our market research, we believe our Chlor Alkali Products business is viewed as a preferred supplier by our merchant market customers. We will continue to focus on providing quality customer service to our merchant market customers. Our chlorine customers are more concentrated in the faster growing end-markets for chlorine, such as inorganics and urethanes, and less concentrated in the slower growing, but larger, organics and vinyls markets. We also plan to continue developing relationships with these customers and other customers in higher growth-end markets.

         Pursue Incremental Expansion Opportunities. Recently, we have invested in capacity and product upgrades in our chemically processed salt, hydrochloric acid, sodium hypochlorite and hydrogen businesses. These expansions will increase our captive use of chlorine while increasing the sales of these co-products. These niche markets provide opportunities to upgrade chlorine and caustic to higher value-added applications. We also have the opportunity, when market conditions permit, to pursue incremental expansion at our Sunbelt joint venture.

                                     Metals

Products and Services

         We have been in the Metals business for approximately 85 years. We are a leading manufacturer of brass and other copper alloy sheet and strip in the United States. We also reroll and form other metals. We believe that we hold the leading share of the U.S. copper and copper alloy sheet, strip, plate and foil market. We refer to this market as the copper sheet and strip market. We also believe we hold leading positions for premium priced, high performance alloys in the United States. We participate in non-U.S. markets for high performance alloys through exports, technology licensing, joint ventures and local distribution. Participants in the copper sheet and strip market include integrated brass mills, reroll mills and distributors, with many participants engaging in multiple roles. We believe that we are the largest U.S. participant in each of these categories. We believe that our status as the largest U.S. participant affords us a favorable industry position as one of the lowest cost producers. We also believe we are a quality and service leader and a specialty product innovator.

         All of our mills are QS9000 certified and all of our plants are ISO 9000 certified. We maintain many technological advantages over our competition through our patent-protected technologies. We believe our high performance alloys provide superior strength, conductivity and formability to customers in the automotive, electrical, electronic and telecommunications industries. We currently hold 29 U.S. patents associated with high performance alloys and 64 other U.S. patents related to various proprietary processing and technical capabilities, many of which are also registered in foreign jurisdictions. To further our global presence, we have established relationships with Yamaha Corporation in Japan (joint venture) and Wieland-Werke A.G of Germany (technical alliance) that provide us with greater global reach and enable us to participate in the Asian and European high performance alloys markets. In June 2001, we acquired the stock of Monarch Brass & Copper Corp., which we refer to as Monarch, for approximately $49 million. Monarch was a privately held, specialty brass manufacturer headquartered in Waterbury, CT, with annual revenues of approximately $95 million in 2000. Monarch enhances our high performance copper alloy production capabilities and expands our portfolio of products.

         In addition, through sales of our clad metal, produced by a proprietary cladding process, we believe we are a major supplier of coinage metal to the U.S. Mint. We also supply coinage metal to foreign governments. We produce ammunition cartridge cups for use captively in the manufacture of our Winchester sporting ammunition, which constitutes a small portion of our total Metals segment output. We also sell cartridge brass to other ammunition makers. This relationship, along with our growing fabrication business for select customers, provides us with a significant "captive" customer base.

         Brass and other copper alloys are manufactured by melting copper together with various combinations of zinc, lead or other metals. The resulting product goes through a series of processes, including casting, hot rolling, milling, cold rolling, annealing, cleaning and slitting. The principal end-use markets for metal products include: automotive for connectors and radiators; electronics for lead frames, connectors, wiring and telecommunications applications; ammunition; coinage; and other applications such as builder's hardware, plumbing supplies and welding tube for utility condensers and industrial heat exchangers.

         Historically, the copper sheet and strip market has exhibited GDP-type growth. In the late 1990's and in 2000, this market expanded at a rapid pace principally due to the strength of the U.S. economy. From 1997 to 2000, the market grew at an annualized growth rate of approximately 8%. In 2001 and into 2002, the copper sheet and strip market has been facing lower volume demands because of the economic downturn.

         The following table lists products and services of our Metals business, with principal products on the basis of annual sales highlighted in bold face.

Products and Services              Major End Uses                          Plants & Facilities*       Major Raw Materials &
                                                                                                      Components for
                                                                                                      Products/Services
COPPER & COPPER ALLOY SHEET &      Electronic connectors, lead frames,     Bryan, OH                  copper, zinc & other
  STRIP (STANDARD & HIGH           electrical components,                  East Alton, IL             nonferrous metals
  PERFORMANCE)                     communications, automotive, builders'   Indianapolis, IN (idled)
                                   hardware, coinage, ammunition           Seymour, CT
                                                                           Waterbury, CT (two
                                                                           locations)
                                                                           Iwata, Japan
                                                                           (Yamaha-Olin
                                                                           Metal Corporation)
Network of metals service          Electronic connectors, electrical       Allentown, PA              copper & copper alloy sheet,
  centers                          components, communications,             Alliance, OH               strip, tube & steel & aluminum
                                   automotive, builders' hardware,         Caguas, PR                 strip
                                   household products                      Carol Stream, IL
                                                                           Suwanee, GA
                                                                           Warwick, RI
                                                                           Watertown, CT
                                                                           Yorba Linda, CA
                                                                           Queretaro, Mexico (Olin
                                                                           Global Services Mexico,
                                                                           S.A. de C.V.)
POSIT-BOND(R) CLAD METAL           Coinage strip & blanks                  East Alton, IL             cupronickel, copper &
                                                                                                      aluminum

ROLLED COPPER FOIL,                Printed circuit boards, electrical &    Waterbury, CT              copper & copper alloy sheet,
COPPERBOND(R) FOIL, STAINLESS      electronic, automotive                                             strip and foil and stainless
  STEEL STRIP                                                                                         steel strip
COPPER ALLOY WELDED TUBE           Utility condensers, industrial heat     Cuba, MO                   copper alloy strip
                                   exchangers, refrigeration & air
                                   conditioning, builders' hardware,
                                   automotive
FABRICATED PRODUCTS                Builders' hardware, cartridge cases,    East Alton, IL             copper, copper alloy and
                                   transportation, household &                                        stainless steel strip
                                   recreational products
HIGH PERFORMANCE, HIGH             All industry market segments;           New Bedford, MA            all metals, metal alloys,
  RELIABILITY, HERMETIC METAL      computer, communications, medical,                                 metal matrix composites,
  PACKAGES FOR MICROELECTRONICS    industrial, instrumentation,                                       special alloys and glasses
  INDUSTRY                         automotive, consumer, aerospace and
                                   military

         *If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated.

Strategies

         Continue Profitable Growth Globally. Our strategy is to be a leading worldwide supplier of specialty copper-based products and related engineered materials. We intend to achieve this goal by building our high performance alloys business on a global basis. In 2001, we took a number of actions to further develop our global presence, including expanding our high quality integrated mill at East Alton, Illinois, acquiring Monarch and entering into a technical alliance with Wieland-Werke.

         Maintain Premier Specialty Product Innovator Position. We believe that we manufacture more high performance alloys than any other competitor, and we are investing to expand our product line. Our specialty products include proprietary high performance alloys and materials that meet strength, gauge, formability and conductivity requirements for applications in our customers' industries.

         Increase Cost Efficiencies. We will continue to focus on achieving economies of scale, improved manufacturing processes and innovation in pursuit of cost reductions. We strive for profit improvements primarily through yield improvements, increased equipment utilization and capacity enhancements.

         Continue Our Quality Leadership. Our plants all maintain ISO 9000 certification and our integrated mills are QS9000 certified. We continue to conduct detailed customer surveys, which indicate that our products satisfy or exceed customer expectations. We have received many "supplier of the year" awards from our customers, some of whom are among the largest or most respected companies in their respective industries. For example, Square D and Universal Fasteners each awarded us "supplier of the year" for 2000.

         Leverage Our Service and Distribution Leadership for Growth. We believe that we are one of the service and distribution leaders in the copper-based metals industry. Our A.J. Oster distribution system extends throughout the United States and also includes facilities in Puerto Rico and Mexico. We sell directly from the mill to large volume customers, and to small and medium size customers through A.J. Oster and other licensed distributors. We intend to leverage our service leadership and our distribution network to improve our just-in-time delivery services and our customized order capabilities.

                                   Winchester

Products and Services

         Winchester is in its 135/th/ year of operation. Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers, law enforcement agencies and domestic and international militaries. We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Our legendary Winchester product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, canister powder, reloading components and industrial cartridges. We believe we are the market leader in both shotshell and centerfire pistol ammunitions. We expect the sporting ammunition industry to show a relatively flat growth profile for 2002 to 2004.

         Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors. Winchester has built its business with key high volume mass merchants and specialty sporting goods retailers. We have consistently developed industry-leading ammunition, and in seven of the last ten years, including each of the past four years, Winchester was recognized with the "Ammunition of the Year" award from the Shooting Industry Academy of Excellence for its technological and design leadership. In 2000, we received Wal-Mart's "Supplier of the Year" award in the hunting and fishing category.

         The following table lists products and services of our Winchester business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services                Major End Uses                      Plants & Facilities      Major Raw Materials &
                                                                                                Components for
                                                                                                Products/Services
WINCHESTER(R) SPORTING          Hunters & recreational shooters, law   East Alton, IL           brass, lead, steel, plastic,
  AMMUNITION (SHOT-SHELLS,      enforcement agencies                   Geelong, Australia       propellant, explosives
SMALL CALIBER CENTERFIRE &
  RIMFIRE AMMUNITION)
Small caliber military          Infantry and mounted weapons           East Alton, IL           brass, lead, propellant,
  ammunition                                                                                    explosives
Government-owned arsenal        Maintenance of U.S. Army laid-away     Baraboo, WI              subcontracted &
  operation                     production plant                                                government-supplied
                                                                                                components
Industrial products (8 gauge    Maintenance applications in power &    East Alton, IL           brass, lead, plastic, propellant,
  loads & powder-actuated       concrete industries, powder-actuated   Geelong, Australia       explosives
  tool loads)                   tools in construction industry

Strategies

         Leverage Existing Strengths. Winchester will focus on seeking new opportunities to leverage the legendary Winchester brand name and will continue to offer a full line of ammunition products to the markets we serve, with specific focus on investments that lower our costs and that make Winchester ammunition the retail brand of choice.

         Focus on Product Line Growth. With a long record of pioneering new product offerings, Winchester has built a strong reputation as an industry innovator. This includes the introduction of reduced-lead and non-lead products, which are growing in popularity for use in indoor shooting ranges and for outdoor hunting.

INTERNATIONAL OPERATIONS

         We have sales offices and subsidiaries in various countries which support the worldwide export of products from the United States as well as overseas production facilities. In addition, we manufacture and distribute sodium hydrosulfite in Brazil.

         Yamaha-Olin Metal Corporation manufactures high-performance copper alloys in Japan for sale to the electronics industry throughout the Far East. One of our subsidiaries loads and packs sporting and industrial ammunition in Australia. See the Note "Segment Information" of the Notes to Consolidated Financial Statements in Item 8, for geographic segment data. We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

         During 2001, no single customer accounted for more than 5% of consolidated sales. Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales. We sell some of our products, such as sporting ammunition and brass, to a large number of users or distributors, while we sell others, such as chlorine and caustic soda, in substantial quantities to a relatively small number of industrial users. We discuss the customers for each of our three businesses in more detail above under "Products and Services."

         We market most of our products and services primarily through our sales force and sell directly to various industrial customers, the U.S. Government and its prime contractors, to wholesalers and other distributors.

         Because we engage in some government contracting activities and make sales to the U.S. Government, we are subject to extensive and complex U.S. Government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities could subject us or one or more of our businesses to civil and criminal penalties, and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time.

COMPETITION

         We are in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses. With respect to certain product groups, such as ammunition and copper alloys, and with respect to certain chlor alkali products, we are among the largest manufacturers or distributors in the United States. We encounter competition in price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.

EMPLOYEES

         As of December 31, 2001, we had approximately 5,900 employees (excluding approximately 100 employees at Government-owned, contractor-operated facilities), with approximately 5,800 working in the United States and approximately 100 working in foreign countries. Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes. Although some labor contracts extend for as long as five years, others are for shorter periods, and we must re-negotiate those more frequently. A labor contract for approximately forty employees at the Brass Division's Bryan, Ohio facility expires in September 2002 and a labor contract for approximately 210 employees at the Chlor Alkali Products Division's McIntosh, Alabama facility expires in April 2003. While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure you that we can conclude these labor contracts or any other labor agreements without work stoppages.

RESEARCH ACTIVITIES; PATENTS

         Our research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were approximately $5 million during each of 2001 and 2000 and $7 million during 1999.

         We own or license a number of patents, patent applications and trade secrets covering our products and processes, particularly for use in our Metals segment. We believe that, in the aggregate, the rights under our patents and licenses are important to our operations, but we do not consider any individual patent or license or group of patents and licenses related to a specific process or product to be of material importance to our total business.

RAW MATERIALS AND ENERGY

         We purchase the major portion of our raw material requirements. The principal basic raw materials we purchase for our production of Chlor Alkali Products are salt, electricity, sulfur dioxide, chlorine and hydrogen. Copper, zinc and various other nonferrous metals are required for the Metals business. Lead, brass and propellant are the principal raw materials used in the Winchester business. We typically purchase our principal basic raw materials pursuant to multiyear contracts. In the manufacture of ammunition, we use a substantial percentage of our own output of cartridge brass. We provide additional information with respect to specific raw materials in the tables above under "Products and Services."

         Electricity is the predominant energy source for our manufacturing facilities. Most of our facilities are served by utilities which generate electricity principally from coal, hydro and nuclear power.

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS


                                                                                   2001     2000      1999

                                                                                       ($ in millions)
           Cash Outlays:
               Remedial and Investigatory Spending (Charged to Reserve) .........  $ 26      $30       $ 21
               Capital Spending .................................................     3        3          3
               Plant Operations (Charged to Cost of Goods Sold) .................    17       17         17
                                                                                   ----     ----       ----
           Total Cash Outlays ...................................................  $ 46     $ 50       $ 41
                                                                                   ====     ====       ====
           Reserve for Environmental Liabilities:
               Beginning Balance ................................................  $110     $125       $129
               Charges to Income ................................................    14       15         17
               Business Acquired ................................................     2        -          -
               Remedial and Investigatory Spending ..............................   (26)     (30)       (21)
                                                                                   ----     ----       ----
             Ending Balance .....................................................  $100     $110       $125
                                                                                   ====     ====       ====

         The establishment and implementation of federal, state and local standards to regulate air, water and land quality have affected and will continue to affect substantially all of our manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. We employ waste minimization and pollution prevention programs at our manufacturing sites.

         We are a party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. We provide for associated costs of investigatory and remedial activities in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in the past three years and may be material to net income in future years. Such charges to income were $14 million, $15 million and $17 million in 2001, 2000 and 1999, respectively.

         Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead to reserves established for such costs that we identified and expensed to income in prior years. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Historically, we funded our environmental capital expenditures through cash flow from operations and we expect to do so in the future.

         Our estimated environmental liability is attributable to approximately 60 sites, 18 of which were on the United States Environmental Protection Agency's ("USEPA") National Priority List ("NPL"). Ten sites accounted for approximately 73% of the reserve taken for such liabilities and, of the remaining sites, no one site accounted for more than 2% of such liability. Two of these ten sites are in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by either us or other potentially responsible parties and a Record of Decision, which we also refer to as a ROD, or its equivalent has not yet been issued. At four of the ten sites, a ROD or its equivalent has been issued by either the USEPA or responsible state agency and we, either alone or as a member of a group of potentially responsible parties, were engaged in performing the remedial measures required by that ROD. At the remaining four of the ten sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All ten sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

         Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $100 million at December 31, 2001, and $110 million at December 31, 2000, of which $73 million and $85 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. We reassess those liabilities periodically to determine if environmental circumstances and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

         Total environmental-related cash outlays for 2002 are estimated to be $50 million, of which $27 million is expected to be spent on remedial and investigatory efforts, $5 million on capital projects and $18 million on normal plant operations.

         Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between approximately $40-$50 million over the next several years, $25 million to $30 million of which is expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us. At December 31, 2001, we estimate we may have additional contingent environmental liabilities of $40 million in addition to the amounts for which we have already taken a reserve.

         See our discussion of our environmental matters in Item 3, "Legal Proceedings" below, the Note "Environmental" of the Notes to Consolidated Financial Statements contained in Item 8, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS


         In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Olin and our business. All of our forward-looking statements should be considered in light of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

         Sensitivity to Global Economic Conditions and Cyclicality -- Our operating results could be negatively affected during economic downturns.

         The business of most of our customers, particularly our automotive, coinage, electrical connectors, telecommunications and distributor customers, are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in some cases, lower average selling prices. Therefore, any significant downturn in our customers' markets or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations or financial condition. As a result of the depressed economic conditions beginning in the fourth quarter of 2000 and continuing throughout 2001, our vinyls, urethanes and pulp and paper customers have had lower demand for our Chlor Alkali Products, our automotive, coinage, electrical connectors, telecommunications and housing customers have had lower demand for our Metals products and our ammunition customers have had lower demand for our Winchester products. Lower demand in all three of our business segments has adversely affected our business and results of operations. Specifically, cutbacks in production of automobiles and the further slowdown in the coinage and telecommunications markets have adversely affected our results of operations in our Metals segment.

         Although we don't generally sell a large percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon a healthy economy beyond the United States. Our customers sell their products abroad. As a result, our business is affected by general economic conditions and other factors in Western Europe and most of East Asia, particularly China and Japan, including fluctuations in interest rates, market demand, labor costs and other factors beyond our control. The demand for our customers' products, and therefore, our products, is directly affected by such fluctuations. Our joint venture, Yamaha-Olin Metal Corporation, located in Japan, is particularly susceptible to these fluctuations. We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a further downturn in the Western European, Asian or world economies, increases in interest rates, unfavorable currency fluctuations or a prolonged slowdown in the automotive, coinage, electrical connectors or telecommunications industries.

         Cyclical Pricing Pressure -- Our profitability could be reduced by declines in average selling prices in the industries in which we operate, particularly declines in the ECU netback price.

         Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical, metals and ammunition industries. We experience cycles of fluctuating supply and demand in each of our business segments, particularly in the Chlor Alkali Products division, which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. The industry build cycle, and its impact on industry pricing, has been most pronounced in our Chlor Alkali Products segment. For example, in 1995 and 1996, the chlor alkali industry was very profitable due to a tight supply/demand balance, which resulted in both higher operating rates and higher ECU prices. Higher profits led to reinvestment to expand capacity. This new capacity became operational in 1998 and 1999, resulting in industry over-capacity. This imbalance was exacerbated by falling demand as a result of the Asian financial crisis. The supply/demand imbalance resulted in both lower operating rates and lower ECU prices, and in 1999, many chlor alkali producers had operating losses. The supply/demand balance improved due to improved economic conditions in 2000 compared to 1999, and ECU prices increased in 2000 compared to 1999. As the U.S. and world economies have deteriorated in 2001, the chlor alkali industry again is experiencing a period of oversupply because of lower industry demand for both chlorine and caustic.

         Price in the chlor alkali industry is a major supplier selection criterion. We have little or no ability to raise prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. For example, assuming all other costs remain constant, a $10 change in our ECU netback causes a corresponding $11 million increase or decrease in our annual revenues and pre-tax profits, when we are operating at full capacity. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and by controlling selling and administration expenses, we cannot assure you that these efforts will be sufficient to offset fully the effect of changes in pricing on operating results.

         Because of the cyclical nature of our businesses, we cannot assure you that pricing or profitability in the future will be comparable to any particular historical period, including the most recent period shown in our operating results. We cannot assure you that the chlor alkali industry will not experience adverse trends in the future, or that our operating results and/or financial condition will not be adversely affected by them.

         Our Metals and Winchester segments are also subject to changes in operating results as a result of cyclical pricing pressures, but to a lesser extent than the Chlor Alkali Products segment. We generally pass changes in prices for copper and other metals along to our customers as part of the negotiated price of the finished product in most of our Metals segment product lines. However, our Metals segment experiences manufacturing or pricing pressure with respect to its tolling charges, and we cannot assure you that adverse trends in pricing and margins will not affect operating results in the future. Similarly, selling prices of ammunition are affected by changes in raw material costs and market demand, and declines in average selling prices of our Winchester segment could adversely affect our profitability.

         Indebtedness -- Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligation under our indebtedness.

         As of December 31, 2001, we had approximately $431 million of indebtedness outstanding, excluding our guarantee of $97.5 million of indebtedness of our Sunbelt joint venture. This does not include the $190 million of available lines of credit on which we had nothing outstanding on that date. As of December 31, 2001, our indebtedness represented 61.4% of our total capitalization. On January 3, 2002, we entered into a new $140 million three-year revolving senior credit facility, which we refer to as our senior credit facility. Our senior credit facility replaced the $190 million credit facilities available on December 31, 2001. As of March 1, 2002, we had $140 million of availability under our senior credit facility.

         Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness. Despite our level of indebtedness, our senior credit facility and the indenture governing our 9.125% Senior Notes permit us to borrow additional money. If we borrow more money, as we intend to do in order to grow our business, the risks related to our indebtedness could be increased significantly.

         Debt Service -- We may not be able to generate sufficient cash to service our debt, which may require us to refinance our indebtedness or default on our scheduled debt payments. Our ability to generate cash depends on many factors beyond our control.

         Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot assure you that our business will generate sufficient cash flow from operations. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


         Imbalance in Demand for Our Chlor Alkali Products - A loss of customers for our chlorine or caustic soda could cause an imbalance in demand for these products, which could have an adverse effect on our results of operations.

         Chlorine and caustic soda are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The loss of a chlorine or caustic soda customer could cause an imbalance in demand for our chlorine and caustic soda products. An imbalance in demand may require us to reduce production of both chlorine and caustic soda or take other steps to correct the imbalance. Since we cannot store chlorine we may not be able to respond to an imbalance in demand for these products as quickly or efficiently as some of our competitors. If a substantial imbalance occurred, we would need to reduce prices or take other actions that could have a negative impact on our results of operations and financial condition.


         Competition - We face competition from other chemical, brass and ammunition companies, which could adversely affect our revenues and financial condition.

         We are in active competition with companies producing the same or similar products, as well as, in some instances, with companies producing different products designed for the same uses. With respect to certain product groups, such as ammunition and copper alloys, and with respect to certain chlor alkali products, we are among the largest manufacturers or distributors in the United States. We encounter competition in price, delivery, service, performance, product innovation, and product recognition and quality, depending on the product involved. With respect to certain products, some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate and throughout the economy as a whole. If we do not compete successfully, our business, financial condition and results of operations could be adversely affected.


         Environmental Costs - We have ongoing environmental costs, which could also have a material adverse effect on our financial condition.

         The nature of our operations and products, including the raw materials we handle, exposes us to the risk of liabilities or claims with respect to environmental matters. We have incurred, and will continue to incur, significant costs and capital expenditures in complying with these environmental laws and regulations. We discussed these costs in more detail above under "Environmental and Toxic Substance Controls."

         The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws. In addition, future events, such as changes to or more rigorous enforcement of environmental laws, could require us to make additional expenditures, modify or curtail our operations and/or install pollution control equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Environmental Matters."


         Production Hazards - Our facilities are subject to operating hazards, which may disrupt our business.

         We are dependent upon the continued safe operation of our production facilities. Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products and ammunition, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime and environmental hazards. From time to time in the past, we have had incidents that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for workplace injuries and fatalities. Some of our products involve the manufacture and/or handling of a variety of explosive and flammable materials. Use of these products by our customers could also result in liability if an explosion, fire, spill or other accident were to occur. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations.


         Tax Audits - We are currently subject to ongoing tax audits, which may result in additional tax payments.

         We are currently subject to ongoing audits by the Internal Revenue Service in connection with our Federal tax returns for the years from 1992 to 1998; however, we have closed all tax years through 1991. Depending on the outcome of these audits, we may be required to pay additional taxes, and any additional taxes and related interest could be substantial. We have reserved amounts which we believe will be sufficient for any adverse outcome, but the actual amount of any such additional taxes and the timing of any such payments is uncertain.

Item 2.  PROPERTIES

         We have manufacturing sites at 22 separate locations in 13 states and Puerto Rico and two manufacturing sites and a distribution facility in three foreign countries. Most manufacturing sites are owned although a number of small sites are leased. We listed the locations at or from which our products and services are manufactured, distributed or marketed in the tables set forth under the caption "Products and Services."

         We lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments throughout the country and overseas.

Item 3.  LEGAL PROCEEDINGS

         (a) We continue to work with the USEPA with respect to remediation of mercury contamination at the site of our former mercury cell Chlor Alkali Products plant in Saltville, Virginia.

         Additional work is required including the covering of certain former waste ponds and additional investigation and monitoring. We began work to cover the ponds in 2001 and expect the work to be completed in 2003.

         We have met several times with the site's Natural Resources Trustees at the Trustees' request regarding past releases from the Saltville site and the nearby Holston River. We do not know whether the Trustees will claim any natural resource damages associated with releases from the site. We believe that any liability incurred in this matter will not be materially adverse to our financial condition or liquidity. See "Environmental Matters" contained in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (b) As part of the continuing environmental investigation by federal, state and local governments of waste disposal sites, we have entered into a number of settlement agreements requiring us to contribute to the cost of the investigation and cleanup of a number of sites. We expect this process of investigation and cleanup to continue. See "Environmental Matters" contained in
Item 7 --"Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (c) As a result of a recent internal audit of our East Alton, Illinois facility, we determined that recent upgrades to certain operations may not have been completed in full compliance with all USEPA regulations. Although our facility received a modification to its air emissions permit from the Illinois Environmental Protection Agency ("IEPA") for the upgrade, the permit modification may not have addressed or completely addressed all applicable regulations. On February 15, 2002, we disclosed to USEPA and IEPA that the upgrade may not have been in compliance with all aspects of USEPA regulations. We have offered to work with USEPA and IEPA to determine the nature and extent of the issues and to correct them, if necessary. As part of the resolution of this issue, we may need to enhance pollution control equipment at our East Alton facility and pay some penalty. While we do not expect that the ultimate resolution of this matter will have a material impact on our financial position, we cannot, at this time, determine the financial impact, if any, on our results of operations in a particular year.

         (d) We and our subsidiaries are defendants in various other legal actions arising out of our normal business activities, none of which management believes to be material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to a vote of security holders during the three months ended December 31, 2001.


                   Executive Officers as of February 28, 2002

                                                                                                          Served as an
                                                                                                          Olin Officer
              Name and Age                  Office                                                            Since
              -------------------------    -----------------------------------------------------          ------------
              Donald W. Griffin (65)        Chairman of the Board                                             1983
              Joseph D. Rupp (51)           President and Chief Executive Officer                             1996
              Anthony W. Ruggiero (60)      Executive Vice President and Chief Financial Officer              1995
              Peter C. Kosche (59)          Senior Vice President, Corporate Affairs                          1993
              George B. Erensen (58)        Vice President and General Tax Counsel                            1990
              Mary E. Gallagher (36)        Vice President and Controller                                     1999
              Thomas M. Gura (56)           Vice President and President, Brass and Winchester Divisions      1997
              Johnnie M. Jackson, Jr. (56)* Vice President, General Counsel and Secretary                     1995
              John L. McIntosh (47)         Vice President and President, Chlor Alkali Products Division      1999
              Janet M. Pierpont (54)        Vice President and Treasurer                                      1990


         No family relationship exists between any of the above named executive officers or between any of them and any of our Directors. Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

         Each of the above-named executive officers, except M.E. Gallagher and J.L. McIntosh, has served as an executive officer for not less than the past five years.

         Mary E. Gallagher was elected a Corporate Vice President on April 27, 2000. She was elected Controller on April 29, 1999. Prior to that time, and since she joined Olin in May 1996, she served as Director, Accounting and Financial Reporting. Prior to joining Olin, she served as a Senior Manager with KPMG LLP.

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

* Effective March 1, 2002, Johnnie M. Jackson, Jr. retired from his position as Vice President, General Counsel and Secretary.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         As of January 31, 2002, we had approximately 7,500 record holders of our common stock.

         Our common stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

         Set forth in the Note "Other Financial Data" to the Notes to Consolidated Financial Statements in Item 8 is information concerning the high and low sales prices of our common stock and dividends paid on our common stock during each quarterly period in 2001 and 2000.

Item 6.   Selected Financial Data

Nine-Year Financial Summary
($ and shares in millions, except per share data)  2001      2000      1999      1998     1997       1996      1995    1994    1993
                                                   ----      ----      ----      ----     ----       ----      ----    ----    ----
Operations
Sales .........................................  $1,271    $1,549    $1,395    $1,504    $1,572    $1,817    $1,886  $1,686  $1,507
Cost of Goods Sold ............................   1,122     1,277     1,215     1,239     1,276     1,455     1,541   1,425   1,447
Selling and Administration ....................     116       127       122       123       132       155       153     139     135
Research and Development ......................       5         5         7        10         8        20        17      18      21
Gain (Loss) on Sales and Restructurings
   of Businesses and Spin-off Costs ...........     (39)       --        --       (63)       --       179        --      --     (26)
Interest Expense ..............................      17        16        16        17        24        27        33      27      29
Interest and Other Income (Expense) ...........      15         7        (8)        7        15        13        (5)     --      --
                                                 ------    ------    ------    ------    ------    ------    ------  ------  ------
Income (Loss) from Continuing Operations
   Before Taxes ...............................     (13)      131        27        59       147       352       137      77    (151)
Income Tax Provision (Benefit) ................      (4)       50        10        21        50       125        47      26     (60)
                                                 ------    ------    ------    ------    ------    ------    ------  ------  ------
Income (Loss) from Continuing Operations ......      (9)       81        17        38        97       227        90      51     (91)
Discontinued Operations .......................      --        --         4        40        56        53        50      40      (1)
                                                 ------    ------    ------    ------    ------    ------    ------  ------  ------
Net Income (Loss) .............................      (9)       81        21        78       153       280       140      91     (92)
                                                 ======    ======    ======    ======    ======    ======    ======  ======  ======

Financial Position
Working Capital ...............................     281/(1)/  253/(1)/  252/(1)/  225/(1)/  273/(1)/  385/(1)/   24      88     (15)
Property, Plant and Equipment, Net ............     477       483       468       475       517       400       580     540     534
Total Assets ..................................   1,219     1,123     1,063     1,589     1,707     2,118     1,963   1,749   1,685
Capitalization:
   Short-Term Debt ............................     102/(1)/    1/(1)/    1/(1)/    1/(1)/    8/(1)/  137/(1)/  122      29     113
   Long-Term Debt .............................     329/(1)/  228/(1)/  229/(1)/  230/(1)/  262/(1)/  271/(1)/  406     418     449
   Shareholders' Equity .......................     271       329       309       790       879       946       841     749     596
                                                 ------    ------    ------    ------    ------    ------    ------  ------  ------
Total Capitalization ..........................     702       558       539     1,021     1,149     1,354     1,369   1,196   1,158
                                                 ======    ======    ======    ======    ======    ======    ======  ======  ======

Per Share Data
Net Income (Loss):
   Basic:
     Continuing Operations ....................   (0.22)     1.80      0.36      0.79      1.91      4.30      1.71    0.87   (2.82)
     Discontinued Operations ..................      --        --      0.09      0.85      1.11      1.04      1.04    0.96   (0.03)
                                                 ------    ------    ------    ------    ------    ------    ------  ------  ------
     Net Income (Loss) ........................   (0.22)     1.80      0.45      1.64      3.02      5.34      2.75    1.83   (2.85)
                                                 ======    ======    ======    ======    ======    ======    ======  ======  ======
Diluted:                                             --
     Continuing Operations/(2)/ ...............   (0.22)     1.80      0.36      0.79      1.90      4.26      1.70    0.87   (2.82)
     Discontinued Operations ..................      --        --      0.09      0.84      1.10      1.01      0.97    0.96   (0.03)
                                                 ------    ------    ------    ------    ------    ------    ------  ------  ------
     Net Income (Loss) ........................   (0.22)     1.80      0.45      1.63      3.00      5.27      2.67    1.83   (2.85)
                                                 ======    ======    ======    ======    ======    ======    ======  ======  ======

Cash Dividends:
   Common (historical) ........................    0.80      0.80      0.90      1.20      1.20      1.20      1.20    1.10    1.10
   Common (continuing operations) .............    0.80      0.80      0.80      0.80      0.80      0.80      0.80    0.73    0.73
   ESOP Preferred (annual rate) ...............      --        --        --        --        --      5.97      5.97    5.97    5.97
   Series A Preferred (annual rate) ...........      --        --        --        --        --        --      3.64    3.64    3.64
Shareholders' Equity/(3)/ .....................    6.24      7.48      6.87     17.25     17.98     18.13     17.03   15.43   13.62
Market Price of Common Stock:
   High .......................................   22.75     23.19     19.88     49.31     51.38     48.00     38.63   30.13   25.25
   Low ........................................   12.05     14.19      9.50     23.88     35.38     34.88     24.25   23.00   20.00
   Year End ...................................   16.14     22.13     19.81     28.31     46.88     37.63     37.13   25.75   24.75
Other
Capital Expenditures ..........................      65        95        73        78        76        74       116      80      80
Depreciation ..................................      85        79        78        76        76        84        77      78      74
Common Dividends Paid .........................      35        36        41        58        61        60        57      44      42
Purchases of Common Stock .....................      14        20        11       112       163        --        --      --      --
Current Ratio .................................     1.8       1.9       2.0       1.8       1.8       1.6       1.0     1.2     1.0
Total Debt to Total Capitalization/(4)/ .......    61.4%     41.0%     42.7%     22.6%     23.5%     30.1%     37.9%   36.5%   46.8%
Effective Tax Rate ............................    30.8%     38.2%     37.0%     35.6%     34.0%     35.5%     34.3%   33.2%   40.0%
Average Common Shares Outstanding .............    43.6      44.9      45.4      47.9      50.5      50.0      47.6    41.0    38.2
Shareholders ..................................   7,500     8,000     8,600     9,200    10,600    11,300    12,000  12,100  13,000
Employees/(5)/ ................................   5,900     6,700     6,700     6,400     6,600     6,200     7,200   7,500   7,100

__________________

    In December 1996, we sold our isocyanates business for $565 in cash. 1996 and prior include the operating results of the isocyanates business.

(1) Working Capital includes $165 ($57 in 2000, $21 in 1999, $50 in 1998, $157 in 1997, $518 in 1996) of Cash and Cash Equivalents and $37 ($25 in 2000, 1999 and 1998, $28 in 1997, $87 in 1996) of Short-Term Investments in 2001.
(2) Includes gain of $2.20 on sale of the isocyanates business in 1996.
(3) In 1994 and 1993, calculation is based on common shares and Series A Conversion Preferred Stock outstanding.
(4) Excluding reduction to equity for the Employee Stock Ownership Plan from 1993 through 1996.
(5) Employee data exclude employees who work at government-owned/contractor-operated facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Background

     Our operations are concentrated in three businesses: Chlor Alkali Products, Metals and Winchester. All three are capital intensive manufacturing businesses with growth rates closely tied to the general economy. While each segment has a commodity element to it, our ability to influence pricing is quite limited and the portion of the business that is strictly commodity varies by division. Our Chlor Alkali Products business is a commodity business where all supplier products are identical and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. While a majority of Metals sales are of a commodity nature, this business has a significant volume of specialty engineered products targeted for specific end-use markets. In these applications, technical capability and performance differentiate the product and play a significant role in product selection and thus price is not the only selection criterion. Winchester also has a commodity element to its business but a majority of Winchester ammunition is sold as consumer branded product where there is the opportunity to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is again not the only factor in product selection.

Consolidated Results of Operations

                                                      2001         2000           1999
                                                  -----------   -----------   ------------
                                                  ($ in millions, except per share data)
Sales ...........................................   $ 1,271       $ 1,549      $ 1,395
Gross Margin ....................................       149           272          180
Selling and Administration ......................       116           127          122
Restructuring Charge ............................        39            --           --
Interest Expense, net ...........................        16            14           14
Other Income ....................................        22             3            1
Income (Loss) from Continuing Operations ........        (9)           81           17
Net Income (Loss) ...............................        (9)           81           21
Diluted Earnings (Loss) Per Common Share:
      Income (Loss) from Continuing Operations ..   $ (0.22)      $  1.80      $  0.36
      Net Income (Loss) .........................   $ (0.22)      $  1.80      $  0.45


______________

     For the full year 2001, we recorded restructuring charges totaling $39 million pretax and unusual items of $3 million pretax for a total of $42 million pretax or $0.67 diluted EPS.

     In the third quarter, we recorded a pretax charge for restructuring and unusual items of $29 million (or $0.40 diluted EPS) primarily for costs associated with a salaried workforce reduction through an early retirement incentive program. Cost of Goods Sold and Other Income included $2 million and $1 million respectively, of unusual items. Cost of Goods Sold included the write-off of inventory associated with cancelled customer orders. Other Income included the write-off of an investment in an E-commerce company. The third-quarter restructuring charge of $26 million related to the 190 employees retiring in connection with the retirement program and represented primarily pension and postretirement benefit curtailment losses and severance. As of December 31, 2001, 150 employees had retired and the remainder will retire in the first quarter of 2002. The severance of $4 million recorded in Accrued Liabilities will be paid out of our operating cash flows over time.

     In the fourth quarter we recorded a restructuring charge of $13 million pretax, or $.27 diluted EPS, primarily for costs associated with idling our Indianapolis brass mill, consolidating distribution operations of the recently acquired Monarch Brass & Copper Corp. ("Monarch") with the A.J. Oster metals service center business, and reducing staffing levels in Chlor Alkali Products. A significant portion of the charge relating to the idling of the Indianapolis facility represented pension and postretirement curtailment losses and severance for 200 employees. Another portion of the charge related to 38 Chlor Alkali employees who accepted our offer of a voluntary special separation program whereby employees accept a voluntary lay off and receive full separation benefits and also receive their accrued pension benefits at the same time. The balance of the restructuring charge relates to costs associated with the consolidation of certain Monarch facilities in order to optimize distribution operations. The severance and fringe benefits of $8 million recorded in Accrued Liabilities will be paid out of our operating cash flows over time.

     In 2001, we were notified that we would receive shares of Prudential Insurance Company as a result of its decision to demutualize from a mutual company to a stock company. We recorded a gain of $11 million in other income in 2001. We received the shares and immediately sold them in January 2002.

     At midnight on December 3, 2000, a work stoppage began at the Metals and Winchester manufacturing facilities at East Alton, IL, after the union and we were unable to agree on a new labor contract. After several weeks of negotiations, the parties entered into a new labor contract and the union workers returned to work on January 23, 2001. The work stoppage had an adverse impact in 2000 and 2001 on the profitability of the Metals and Winchester operations, including product fulfillment issues, additional expenses and contract settlement costs.

     In June 2000, we signed a letter of intent with Occidental Petroleum Corporation, which we refer to as Occidental, to combine the companies' chlor alkali and related businesses in a partnership. In October 2000, we announced that the letter of intent had expired. The partnership negotiations were discontinued primarily due to regulatory issues and certain other matters on which the parties could not agree.

     On February 8, 1999, we completed the spin-off of our specialty chemicals businesses as Arch Chemicals, Inc., which we refer to as Arch Chemicals. The results of operations reflect Arch Chemicals as discontinued operations for the 1999 period presented.

2001 Compared to 2000

     Sales decreased 18% due to lower volumes, metal values and selling prices. Sales volumes were lower across all segments with the biggest impact coming from the Metals segment, which was heavily impacted by a soft economy, particularly in the automotive, electronics and telecommunications industries and to a lesser extent by the strike at the East Alton, IL facility in the first quarter of 2001. The price decrease was primarily related to lower prices in the Metals and Winchester segments.

     Gross margin percentage decreased from 18% in 2000 to 12% in 2001 primarily due to lower sales volumes.

     Selling and administration as a percentage of sales was 9% in 2001 up from 8% in 2000 due to the lower sales base in 2001 as a result of the factors noted above. Selling and administration was $11 million lower than in 2000 primarily due to lower incentive compensation costs and fees incurred in 2000 associated with the discontinued chlor alkali partnership negotiations.

     The decrease in operating results from the non-consolidated affiliates was due primarily to the lower operating results from the Sunbelt joint venture ($9 million loss in 2001; breakeven in 2000), which was adversely impacted by lower chlorine pricing.

     In 2001, other income included the gains on the demutualization of Prudential Insurance of $11 million and on the sale of excess real estate property of $6 million.

     The effective tax rate decreased to 30.8% from 38.2% due to operating losses, carryover of foreign tax rate differential and an increase in the valuation allowance.

2000 Compared to 1999

     In 2000 sales increased 11% due to increased selling prices and volumes and higher metal values. Selling prices were higher across all segments with the biggest impact related to higher Electrochemical Unit ("ECU") netbacks (gross price less freight, discounts, etc.) in the Chlor Alkali Products segment. The increase in sales volumes was related to the Metals segment.

     Gross margin percentage increased from 13% in 1999 to 18% in 2000 primarily due to higher ECU prices.

     Selling and administration as a percentage of sales was 8% in 2000, down from 9% in 1999, due to the higher sales base in 2000 as a result of the factors noted above. Selling and administration was $5 million higher than in 1999 due to higher administration expenses, primarily higher incentive compensation costs and the fees incurred in 2000 associated with the discontinued chlor alkali partnership negotiations with Occidental, offset in part by higher pension income.

     The increase in operating results from the non-consolidated affiliates was due primarily to the improved operating results from the Sunbelt joint venture, which was favorably impacted by the higher ECU pricing.

     Research and development expenses decreased due to restructuring in the fourth quarter of 1999 of the process technology department in the Chlor Alkali Products segment.

     The effective tax rate increased to 38.2% from 37.0%. The increase was attributable to lower tax benefits related to export sales and increased state income taxes, partially offset by lower cost of company-owned life insurance programs and a decrease in the valuation allowance related to state income tax loss carryforward.

Segment Operating Results

     We define segment operating income as earnings before interest expense, interest income, other income, restructuring charge and unusual items and income taxes and include the operating results of non-consolidated affiliates. Segment operating income includes an allocation of corporate operating expenses. Segment operating results in 2001 exclude the restructuring charge and unusual items ($42 million, pretax).

Chlor Alkali Products

                                                   2001    2000     1999
                                                  -----   -----    -----
                                                    ($ in millions)
               Sales ..........................   $ 384   $ 392    $ 336
               Operating Income (Loss) ........       8      27      (58)


2001 Compared to 2000

     Sales decreased 2% from 2000 primarily due to lower volumes offset in part by higher ECU netbacks. Our average ECU netbacks in 2001 were approximately $315, compared to $300 in 2000. The chlor alkali industry participates in markets, such as vinyls, urethanes and pulp and paper, which have been negatively impacted by poor economic conditions. These markets have faced declining demand for their products, which in turn, negatively impacts our products. Soft demand for chlorine in these markets, caused primarily by the slowdown in the general economy, has led to reduced chlor alkali operating rates across the industry. This weak demand forced operating rates to decline to approximately mid to low 80% from 88% in 2000 and caused an erosion of chlorine's pricing structure. This contributed to the decline in sales and operating income in 2001. Also, operating income was lower in 2001 primarily due to lower sales volumes, higher manufacturing costs and losses from the Sunbelt joint venture ($9 million loss in 2001; breakeven in 2000) due to lower chlorine prices. The increased manufacturing costs included higher salt costs and higher fixed cost absorption due to lower production volumes.

2000 Compared to 1999

     Sales and operating results in 2000 were higher than 1999 primarily due to higher ECU netbacks and ongoing cost reduction initiatives. Average ECU netbacks in 2000 were approximately $300, compared to $225 in 1999. While the pricing cycle improved, demand for chlorine decreased particularly in the second half of 2000, primarily due to the depressed vinyl market. This weak demand along with higher electricity rates, forced industry operating rates to decline (to approximately 88% in 2000 down from 95% in 1999), which impacted the availability of caustic. Caustic demand was high and most suppliers were on order control or allocation. This tight caustic market supported several price increases, which more than offset the declining chlorine prices. Higher selling prices, lower operating costs and improved operating results in 2000 from the Sunbelt joint venture due to the increase in ECU prices offset the fees associated with the discontinued chlor alkali partnership negotiations with Occidental and contributed to the significant improvement in operating income.

Metals

                                                2001      2000     1999
                                               -----     -----    -----
                                                    ($ in millions)
               Sales .......................   $ 618     $ 880    $ 773
               Operating Income ............       7        95       77


2001 Compared to 2000

     Sales decreased 30% due to a significant decline in volumes associated with the weak economy, offset in part by the sales associated with the Monarch acquisition. Metals' operating results were significantly lower primarily due to the economic slowdown, which resulted in substantially lower shipment levels. A weak economy prevailed all year resulting in a significant reduction of strip shipments to key market segments of our industry. Automotive, coinage, electrical connectors, telecommunications (markets served by Olin Aegis, our business that supplies customized and semi-customized metal packaging for hybrid integrated circuits and thick ceramic substrates for the electronics market) and distributor (markets served by Oster, a network of metal service centers), customers had much lower demand for the industry's products. In addition, the mill products operations in East Alton, IL took a two-week maintenance shutdown in 2001, with no similar shutdown in 2000. Also, the strike at our East Alton facility in the first quarter of 2001 had a moderately adverse impact on Metals' profits, while the reductions of LIFO inventory quantities in 2001 increased operating income by approximately $4 million pretax.

2000 Compared to 1999

     Sales in 2000 increased 14% due to increased volumes and higher metal values and selling prices. Higher volumes and conversion selling prices increased sales by 9% and higher metal values accounted for 5% of the improvement. Strip shipments to the coinage, electronics and ammunition segments were higher in 2000. Oster shipments were higher as well as were those to the telecommunications market served by Olin Aegis. Shipments of strip to the automotive and building products markets were lower in 2000. Higher volumes, improved pricing and a favorable product mix along with the impact from on-going cost reduction programs more than offset the impact of the work stoppage at East Alton and contributed to the improvement in operating income.

Winchester

                                           2001        2000         1999
                                          ------      ------       ------
                                                  ($ in millions)
          Sales ........................  $  269      $  277       $  286
          Operating Income .............       7          20           21

2001 Compared to 2000

     Sales in 2001 were slightly lower than 2000 primarily due to lower international sales. International sales were below last year's levels due to decreased foreign military business and unfavorable translation of Australian sales. Domestic commercial sales were comparable to last year despite overall lower selling prices and the effects of the strike at our East Alton facility in the first quarter. Our operating income decreased from $20 million in 2000 to $7 million in 2001. The loss of the Lake City government contract (approximately $4 million), the impact of lower domestic commercial prices, higher personnel-related costs as a result of the new labor agreement at the East Alton facility and the impact of the strike were the main contributors to this significant decrease in operating income.

2000 Compared to 1999

     Sales in 2000 were slightly lower than 1999 primarily due to lower domestic commercial ammunition volumes, offset in part by higher commercial selling prices. After strong marketplace demand throughout 1999 and the first half of 2000, the market began softening in the third quarter due to an industry-wide market correction. Operating income declined slightly from 1999 due to several factors. The impact of the lower volumes, the work stoppage at East Alton, higher consulting expenses and lower fees from the Lake City Army ammunition plant more than offset the favorable impact of both higher selling prices and Australia's improved results from foreign currency translation.

     In 1999, Winchester was the operator of the U.S. Army's Lake City small-caliber, ammunition plant in Independence, MO. The five-year contract expired at the end of 1999 and represented approximately $5 million in annual pretax profits during the year. On July 30, 1999, the Department of the Army awarded this contract to a competitor. Olin filed a protest to this award. We did not prevail in our protest of the contract award to operate this plant. Therefore, our contract to operate that facility terminated at the end of the first quarter of 2000.

2002 Outlook

     In 2002, interest expense will be higher due to our $200 million 9.125% Senior Notes offering in December 2001, offset in part by the income from the temporary investment of funds to be used to retire the $100 million 8% notes maturing in June 2002. Business conditions in many of our downstream markets generally remain depressed, but there are a few early signs of recovery. Based on normal seasonal factors affecting Chlor Alkali and Winchester and the expected modest improvement in the economy, we anticipate an improvement in our quarterly results as the year progresses.

     For the first quarter of 2002, we expect that the continued soft economy will adversely affect our chlorine and caustic pricing resulting in a further decrease in our ECU prices from 2001 fourth quarter levels. The recent improvement in EDC (ethylene dichloride - a precursor for polyvinyl chloride or PVC, a plastic used in applications, such as vinyl siding, plumbing and automotive parts) pricing and volumes to the Asian markets may lead to higher chlorine prices. This has resulted in some tightness in chlorine as production remains constrained by the low demand for caustic. In Metals, our projection for the first quarter is that overall demand from our customers will not improve appreciably. There are some signs of improvement but at this point they are not definitive enough to raise our forecasts for the quarter. For the first quarter of 2002, Winchester's sales and operating results will likely decrease modestly from their fourth quarter 2001 levels due to normal seasonal factors.

Discontinued Operations

                                       1999
                                      ------
                                 ($ in millions)
     Sales                              $73
     Net Income                           4

     On February 8, 1999, we completed the spin-off of our specialty chemicals businesses as Arch Chemicals. Accordingly, 1999 includes the operating results of Arch Chemicals for the month of January.

Environmental Matters

                                                                            2001           2000           1999
                                                                           ------         ------         ------
                                                                                      ($ in millions)
Cash Outlays:
   Remedial and Investigatory Spending (Charged to Reserve)                $   26         $   30         $   21
   Capital Spending                                                             3              3              3
   Plant Operations (Charged to Cost of Goods Sold)                            17             17             17
                                                                           ------         ------         ------
Total Cash Outlays                                                         $   46         $   50         $   41
                                                                           ======         ======         ======

Reserve for Environmental Liabilities:
     Beginning Balance                                                     $  110         $  125         $  129
     Charges to Income                                                         14             15             17
     Business Acquired                                                          2              -              -
     Remedial and Investigatory Spending                                      (26)           (30)           (21)
                                                                           ------         ------         ------
Ending Balance                                                             $  100         $  110         $  125
                                                                           ======         ======         ======

     The establishment and implementation of federal, state and local standards to regulate air, water and land quality has affected and will continue to affect substantially all of our manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances, and remediation of contaminated sites, has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. We employ waste minimization and pollution prevention programs at our manufacturing sites.

     We are party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 2001, 2000, and 1999 and may be material to net income in future years. Such charges to income were $14 million, $15 million and $17 million in 2001, 2000, and 1999 respectively.

     Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Total environmental-related cash outlays for 2002 are estimated to be $50 million, of which $27 million is expected to be spent on investigatory and remedial efforts, $5 million on capital projects and $18 million on normal plant operations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

     Our estimated environmental liability at the end of 2001 was attributable to approximately 60 sites, 18 of which were United States Environmental Protection Agency ("USEPA") National Priorities List ("NPL") sites. Ten sites accounted for approximately 73% of the reserve taken for such liabilities and, of the remaining sites, no one site accounted for more than 2% of our environmental liability. Two of these ten sites are in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are conducted by us or other potentially responsible parties
(PRPs) and a Record of Decision (ROD) or its equivalent has not been issued. At four of the ten sites, a ROD or its equivalent has been issued by either the USEPA or responsible state agency and we either alone, or as a member of a PRP group, were engaged in performing the remedial measures required by that ROD. At the remaining four of the ten sites, part of the site is subject to a ROD and another part is still in the investigative stage of remediation. All ten sites were either former manufacturing facilities or waste sites containing contamination generated by those facilities.

     Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $100 million at December 31, 2001, and $110 million at December 31, 2000, of which $73 million and $85 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

     Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $40 million to $50 million over the next several years, $25 million to $30 million of which is expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us, which could have a material adverse effect on our operating results and financial condition. At December 31, 2001, we estimate we may have additional contingent environmental liabilities of $40 million in addition to the amounts for which we have already taken a reserve.

Liquidity, Investment Activity and Other Financial Data

     Cash Flow Data
          Provided By (Used For)
          ----------------------
                                                    2001      2000        1999
                                                   ------    ------      ------
                                                         ($ in millions)
       Net Cash and Cash Equivalents Provided
         By Operating Activities From
            Continuing Operations .............. $   76      $  181      $  42
       Net Operating Activities ................     76         181         23
       Capital Expenditures ....................    (65)        (95)       (73)
       Net Investing Activities ................   (111)        (88)       (74)
       Purchases of Olin Common Stock ..........    (14)        (20)       (11)
       Net Financing Activities ................    143         (57)        22

     In 2001, income from continuing operations exclusive of non-cash charges, proceeds from long-term debt borrowings and cash equivalents on hand were used to finance our working capital requirements, capital and investment projects, acquisitions, dividends, the purchase of our common stock and debt repayments.

Operating Activities

     In 2001, the decrease in cash provided by operating activities of continuing operations was primarily attributable to lower operating results. In 2001, there was no investment in working capital. Whereas in 2000, our investment in working capital increased commensurate with the increase in sales and operating results compared to 1999. In 2001, the reduced accounts receivable and inventory levels more than offset the impact of the liquidation of higher 2000 year-end accounts payable and accrued liability balances. The accounts receivable and inventory levels are lower than normal primarily due to the lower volume of Metals business resulting from the impact of the soft economy on its markets and the declining prices and volumes in our chlor alkali business.

     In 2000, the increase in cash flow from operating activities of continuing operations from 1999 was primarily attributable to higher operating income and a lower investment in working capital, which included a tax refund. In 2000, we received approximately $19 million as a result of a tax refund.

Capital Expenditures

     Capital spending in 2001 of $65 million was 32% lower than 2000. The capital spending decrease was primarily due to completion of projects that were begun in 2000, primarily to expand production capacity in Metals higher value-added product categories, in particular high performance alloys. These products are patented, specialty copper alloys that provide value-added benefits to global customers in the computer, telecommunications and automotive industries. This expansion was completed in the second half of 2001 with the majority of the spending occurring in 2000. Capital spending in 2001 was approximately 76% of depreciation compared to 120% in 2000.

     Capital spending in 2000 of $95 million was 30% higher than 1999. The capital spending increase was primarily in the Metals segment to expand production capacity in its higher value-added product categories, in particular high performance alloys. Capital spending in 2000 was approximately 120% of depreciation compared to 95% in 1999.

     In 2002, we plan to manage our capital spending at a level approximating 50% of depreciation or about $40 million.

Investing Activities

     In June 2001, we acquired the stock of Monarch for approximately $48 million. Monarch was a privately held, specialty brass manufacturer headquartered in Waterbury, CT, with revenues of approximately $95 million in 2000. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive products and building products. We financed the purchase price through our credit facilities. The purchase price exceeded the fair value of the identifiable net assets acquired by $19 million.

     During 1999, the Company completed the purchase of a manufacturer of microelectronic packages in England and a metal distribution company in Puerto Rico for a total of $3 million.

Financing Activities

     At December 31, 2001, we had an unsecured revolving credit agreement with a group of banks with commitments totaling $165 million, all of which was available at December 31, 2001 and 2000. In addition in 2001, we had a $25 million line of credit with another bank, none of which was used. On January 3, 2002, we entered into a new three-year senior revolving credit facility of $140 million, including a sublimit for letters of credit. The new facility replaces our existing credit facilities and will expire on January 3, 2005. We may select various floating rate borrowing options. The senior credit facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization ("leverage ratio") and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense ("coverage ratio"). In the event that the leverage ratio equals or exceeds 3.75, we are required under this senior credit facility to grant a security interest in all of our U.S. inventory and accounts receivables. No assets of our subsidiaries will secure our obligation under our senior credit facility.

     In December 2001, we sold $200 million of 9.125% Senior Notes with a maturity date of December 15, 2011. We used a portion of the net proceeds of the offering to repay our short-term indebtedness and plan to use $100 million to repay the 8% notes due in June 2002. Any remaining proceeds will be available for general corporate purposes.

     Prior to the spin-off of Arch Chemicals in February 1999, we borrowed $75 million under a credit facility which liability was assumed by Arch Chemicals. We used these funds for general corporate purposes, which included share repurchases.

     During 2001, 2000 and 1999, we used $14 million, $20 million and $11 million to repurchase 0.7 million, 1.2 million and 0.9 million shares of our stock, respectively. Our board of directors has approved two share repurchase programs to repurchase a total of 10 million shares of our outstanding common stock. Approximately 298,000 shares remain to be repurchased under these programs.

     The percent of total debt to total capitalization increased to 61% at December 31, 2001, from 41% at year-end 2000 and was 43% at year-end 1999. The increase in 2001 from year-end 2000 was due to the issuance of our 9.125% Senior Notes and lower shareholders' equity at December 31, 2001.

     Dividends per common share were $0.80 in 2001 and 2000 and $0.90 in 1999. Total dividends paid on common stock amounted to $35 million in 2001, $36 million in 2000 and $41 million in 1999. In 2001 and 2000, we paid a quarterly dividend of $0.20 per share. Prior to the spin-off of Arch Chemicals, we paid a first quarter 1999 dividend of $0.30 per share. Following the distribution of Arch Chemicals, the quarterly dividend was reduced to $0.20 per share to reflect the effect of the distribution.

     The payment of cash dividends is subject to the discretion of our board of directors and will be determined in light of then-current conditions, including our earnings, our operations, our financial condition, our capital requirements and other factors deemed relevant by our board of directors. In the future, our board of directors may change our dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.



LIQUIDITY AND OTHER FINANCING ARRANGEMENTS

     Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations, short-term borrowings under a senior revolving credit facility and other financing arrangements. We also have access to the debt and equity markets.

     Cash flow from operations is subject to change as a result of the cyclical nature of our operating results, which have been affected recently by economic cycles and resulting downturn in many of the industries served by us, such as automotive, electronics and the telecommunications markets. In addition, cash flow from operations is affected by considerable changes in ECU prices caused by the changes in the supply/demand balance, resulting in the chlor alkali business having tremendous leverage on our earnings. A $10 per ECU price change equates to an $11 million pretax profit change when operating at full capacity.

     Our current debt structure is used to fund our business operations and commitments from banks under our revolving credit facility are a source of liquidity. As of December 31, 2001, we had long-term borrowings of $431 million of which $86 million was at variable rates. We have interest rate swaps to hedge underlying debt obligations. Annual maturities of long-term debt are $102 million in 2002; $2 million in 2003; $27 million in 2004; $63 million in 2005, $1 million in 2006 and $236 million thereafter. We plan to use a portion of net proceeds from the offering of our $200 million 9.125% Senior Notes to repay the $100 million 8% notes due in June 2002.

     Our total debt to capitalization ratio increased to 61% at December 31, 2001, from 41% at year-end 2000, and was 43% at year-end 1999. The increase in 2001 from year-end 2000 was due to the new 9.125% Senior Notes and lower shareholders' equity at December 31, 2001.

     We use operating leases for certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001 are as follows: $21 million in 2002; $20 million in 2003; $18 million in 2004; $16 million in 2005; $15 million in 2006 and $61 million thereafter. Assets under capital leases are not significant.

     On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. ("Alliance"), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract. In addition, we are obligated to make a monthly payment of approximately $200 thousand to an outside third party. Commitments related to this agreement are approximately $2 million per year for each year of 2002 through 2006 and $12 million thereafter.

     We utilize a credit facility, standby letters of credit and guarantees. In January 2002, we entered into a new senior revolving credit facility with a group of banks. This credit facility is described above under the caption, "Financing Activities". As of March 1, 2002, we did not have any outstanding borrowings under this credit facility.

     At December 31, 2001, we had outstanding standby letters of credit of $49 million. These letters of credit were used to support certain long-term debt obligations.

     We and our partner, PolyOne Corporation ("PolyOne") own equally the Sunbelt Chlor Alkali Partnership ("Sunbelt joint venture"). The partnership owns assets with productive capability to manufacture 275 thousand tons of caustic soda and 250 thousand tons of chlorine on an annual basis. We market all of the caustic soda production for the venture, while all of the chlorine production is required to be purchased by Oxy Vinyls (a joint venture between OxyChem and PolyOne) based on a formula tied to the market price of chlorine. The construction of this plant and equipment was financed by the issuance of $195 million of Guaranteed Secured Senior Notes due 2017. The Sunbelt joint venture sold $97.5 million of Guaranteed Secured Senior

Notes due 2017, Series O, and $97.5 million of Guaranteed Secured Senior Notes due 2017, Series G. We refer to these notes as the Sunbelt Notes. The Sunbelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

     We have guaranteed Series O of the Sunbelt Notes, and PolyOne has guaranteed Series G of the Sunbelt Notes, in both cases pursuant to customary guaranty agreements. Our guarantee and PolyOne's guarantee are separate, rather than joint. In other words, we are not required to make any payments to satisfy the indebtedness of PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if the Sunbelt joint venture does not make timely payments on the Sunbelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment.

     Beginning on December 22, 2002 and each year thereafter, our Sunbelt joint venture is required to repay approximately $12 million of the Sunbelt Notes, of which approximately $6 million is attributable to Series O of the Sunbelt Notes. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Significant estimates in our consolidated financial statements include environmental, restructuring and other unusual items, litigation, income tax reserves including deferred tax asset valuation allowance, pension, postretirement and other benefits and allowance for doubtful accounts. We base our estimates on prior experience, facts and circumstances and other assumptions that we believe to be reasonable. Actual results may differ from these estimates.


     We believe the determination of our environmental cost accruals is a critical accounting policy. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessments and remediation efforts progress or additional technical or legal information becomes available.

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

New Accounting Standards

     As of January 1, 2001, we adopted Statement of Financial Accounting Standards, ("SFAS"), No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. See our description of Derivative Financial Instruments below for additional information.

     During the third quarter of 2001, the Financial Accounting Standards Board, ("FASB"), issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement. Goodwill amortization for the year ended December 31, 2001 was approximately $2 million. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of these statements will increase pretax income by approximately $2 million, resulting from the elimination of goodwill amortization and will not have a material impact on our financial statements.

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 30, 2002. At this time, it is not practical to reasonably estimate the impact of adopting this statement on our financial statements.

     The FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired.

In addition, it broadened the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. At this time, we believe that the adoption of this statement will not have a material impact on our financial statements.

Derivative Financial Instruments

     In 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation date of this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted FASB No. 133 on January 1, 2001, and will achieve hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings. For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive income until the hedged item is recognized in earnings. Ineffective portions are recognized currently in earnings. Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings. Upon adoption of this statement, we recorded on January 1, 2001, assets totaling $1.2 million and liabilities totaling $2.1 million with an offsetting entry to Accumulated Other Comprehensive Income (Loss). The new standard does not allow for the hedge accounting treatment on the portion of any hedge that is not effective. The ineffectiveness, which was recorded at January 1, 2001, was a loss of less than $0.1 million.

     Previously, we accounted for forward contracts to buy and sell foreign currencies under SFAS No. 52, "Foreign Currency Translation" and futures contracts to reduce the impact of metal price fluctuations under SFAS No. 80, "Accounting for Futures Contracts." At December 31, 2001, we had no forward contracts to buy or sell foreign currencies. At December 31, 2000, we had forward contracts to sell foreign currencies with a face value of $4 million (which approximates carrying value) and no forward contracts to buy foreign currencies. Foreign currency exchange gains (losses), net of taxes, were less than $(1) million in 2001, less than $1 million in 2000 and less than $(1) million in 1999. At December 31, 2001, we had open positions in futures contracts totaling $47 million (2000 - $27 million). If the futures contracts had been settled on December 31, 2001, we would have recognized a loss of $1 million. Gains (losses) on futures contracts, net of taxes, were $(6) million in 2001, less than $1 million in 2000 and $1 million in 1999.

     We use cash flow hedges of commodities such as copper, zinc, nickel and lead to provide a measure of stability in managing our exposure to price fluctuations. We also use fair value hedges of interest rate swaps as a means of hedging changes in interest rates on our outstanding debt obligations.

     At December 31, 2001, Accumulated Other Comprehensive Income (Loss) included a pretax decline in fair value of $3 million. In addition, the unfavorable ineffective portion of changes in fair value resulted in a $1 million charge to earnings for the year ended December 31, 2001. Offsetting the above, there were assets totaling $1 million and liabilities of $5 million.

     Our foreign currency contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The cumulative effect of items not qualifying for hedge accounting for 2001 was not material to earnings.

Risk Management

     We periodically evaluate risk retention and insurance levels for product liability, property damage and other potential areas of risk. Based on the cost and availability of insurance and the likelihood of a loss occurring, our management decides the amount of insurance coverage to purchase from unaffiliated companies and the appropriate amount of risk to retain. The current levels of risk retention are believed to be appropriate and are consistent with those of other companies in the various industries in which we operate.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk in the normal course of our business operations due to our operations in different foreign currencies, our purchases of certain commodities, and our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks.

     Certain raw materials, namely copper, lead, and zinc used primarily in our Metals and Winchester segments products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of December 31, 2001, we maintained open positions on futures contracts totaling $47 million. Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, we would experience a $4.7 million increase in our cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

     We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flow. Our current debt structure is used to fund business operations and commitments from banks under our revolving credit facility are a source of liquidity. As of

December 31, 2001, we had long-term borrowings of $431 million of which $86 million are at variable rates. We have interest rate swaps to hedge underlying debt obligations. We swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (5.55125% at December 31, 2001). In February 2002, we swapped interest payments on $30 million principal amount of our 9.125% Senior Notes to an estimated floating rate of 5.68%. During 1992, we swapped interest payments on $50 million principal amount of our 8% notes due 2002, to a floating rate (1.91375% at December 31, 2001). In June 1995, we offset this transaction by swapping interest payments to a fixed rate of 6.485%.

     If the actual change in interest or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

     We do not enter into any derivative financial instruments for speculative purposes.

Cautionary Statement about Forward-Looking Statements:

     This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on management's beliefs, certain assumptions made by management, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which we and our various segments operate. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

     We have used the words "anticipate," "intend," "may," "expect," "believe," "should," "plan," "will," "estimate," and variations of such words and similar expressions in this report to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

     The risks, uncertainties and assumptions that are involved in our forward-looking statements include, but are not limited to:

..    general economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the markets served by us, such as automotive, electronics, coinage, telecommunications, ammunition and housing;

..    the cyclical nature of our operating results;

..    competitive pressures affecting selling prices and volumes, particularly changes in ECU prices from expected levels;

..    the supply/demand balance for our products, including the impact of excess industry capacity;

..    the occurrence of unexpected manufacturing interruptions/outages, including those occurring as a result of production hazards;

..    efficacy of new technologies;

..    loss of key customers or suppliers;

..    acceleration or expansion of backward integration by current and potential customers;

..    higher-than-expected raw material and utility costs;

..    higher-than-expected transportation and/or logistics costs;

..    failure to achieve targeted cost reduction programs;

..    environmental costs and other expenditures in excess of those projected;

..    changes in laws and regulations inside or outside the United States;

..    higher-than-expected interest rates; and

..    the occurrence of extraordinary events, such as the attacks on the World
     Trade Center and the Pentagon that occurred on September 11, 2001.

     All of our forward-looking statements should be considered in light of these factors. Some of these risks and uncertainties are described in more detail under the caption, "Additional Factors That May Affect Future Results."

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

     Management also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. These expectations are summarized in a document entitled "Our Values and Standards of Business Conduct" which is distributed to every employee. The standards, which are also periodically reinforced through personal training sessions, address among other things, the necessity of ensuring open communication within the Company; potential conflicts of interest; compliance with all domestic and foreign laws, including those relating to financial disclosure; and the confidentiality of proprietary information. In addition, the Company maintains a systematic program to assess compliance with these standards and has established various outlets, including a confidential telephone help-line (1-800-362-8348), for employees and suppliers to ask questions and share concerns.

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


/s/ Donald W. Griffin                                    /s/ Joseph D. Rupp

Donald W. Griffin                                        Joseph D. Rupp
Chairman                                                 President and
                                                         Chief Executive Officer


/s/ Anthony W. Ruggiero

Anthony W. Ruggiero
Executive Vice President and
Chief Financial Officer

                          Independent Auditors' Report

To the Board of Directors and Shareholders of Olin Corporation:

     We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
    KPMG LLP

Stamford, Connecticut
January 31, 2002

                           Consolidated Balance Sheets
                                   December 31
                     ($ in millions, except per share data)

                                                                           2001        2000
                                                                          ------     -------
                                        Assets
Current Assets:
   Cash and Cash Equivalents ...........................................  $   165    $    57
   Short-Term Investments ..............................................       37         25
   Receivables, Net:
     Trade .............................................................      129        181
     Other .............................................................       11         16
   Inventories, Net ....................................................      223        216
   Income Taxes Receivable .............................................        7         --
   Other Current Assets ................................................       44         33
                                                                           ------      -----
     Total Current Assets ..............................................      616        528
Property, Plant and Equipment, Net .....................................      477        483
Other Assets ...........................................................      126        112
                                                                          -------    -------
Total Assets ...........................................................  $ 1,219    $ 1,123
                                                                          =======    =======

                      Liabilities and Shareholders' Equity

Current Liabilities:
   Current Installments of Long-Term Debt ..............................  $   102    $     1
   Accounts Payable ....................................................       97        124
   Income Taxes Payable ................................................       --          2
   Accrued Liabilities .................................................      136        148
                                                                          -------    -------
     Total Current Liabilities .........................................      335        275
Long-Term Debt .........................................................      329        228
Deferred Income Taxes ..................................................       72         80
Other Liabilities ......................................................      212        211
                                                                          -------    -------
     Total Liabilities .................................................      948        794
                                                                          -------    -------
Commitments and Contingencies
Shareholders' Equity:
   Common Stock, Par Value $1 Per Share:
     Authorized, 120,000,000 Shares
        Issued and Outstanding 43,440,223 Shares (43,980,441 in 2000)...       43         44
   Additional Paid-In Capital ..........................................      205        216
   Accumulated Other Comprehensive Loss ...............................       (18)       (16)
   Retained Earnings ..................................................        41         85
                                                                          -------    -------
     Total Shareholders' Equity .......................................       271        329
                                                                          -------    -------
Total Liabilities and Shareholders' Equity ............................   $ 1,219    $ 1,123
                                                                          =======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                        Consolidated Statements of Income
                             Years ended December 31
                     ($ in millions, except per share data)

                                                                             2001               2000              1999
                                                                             ----               ----              ----
Sales ..............................................................       $ 1,271            $ 1,549           $ 1,395
Operating Expenses:
   Cost of Goods Sold ..............................................         1,122              1,277             1,215
   Selling and Administration ......................................           116                127               122
   Research and Development ........................................             5                  5                 7
   Restructuring Charge ............................................            39                 --                --
Earnings (Loss) of Non-consolidated Affiliates .....................            (8)                 2               (11)
Interest Expense ...................................................            17                 16                16
Interest Income ....................................................             1                  2                 2
Other Income .......................................................            22                  3                 1
                                                                           -------            -------           -------
Income (Loss) from Continuing Operations Before Taxes ..............           (13)               131                27
Income Tax Provision (Benefit) .....................................            (4)                50                10
                                                                           -------            -------           -------
Income (Loss) from Continuing Operations ...........................            (9)                81                17
Income from Discontinued Operations, Net of Taxes ..................            --                 --                 4
                                                                           -------            -------           -------
Net Income (Loss) ..................................................       $    (9)           $    81           $    21
                                                                           =======            =======           =======
Net Income (Loss) Per Common Share:
Basic:
   Continuing Operations ...........................................       $ (0.22)           $  1.80           $  0.36
   Discontinued Operations .........................................            --                 --              0.09
                                                                           -------            -------           -------
         Total Net Income (Loss) ...................................       $ (0.22)           $  1.80           $  0.45
                                                                           =======            =======           =======
Diluted:
   Continuing Operations ...........................................       $ (0.22)           $  1.80           $  0.36
   Discontinued Operations .........................................            --                 --              0.09
                                                                           -------            -------           -------
         Total Net Income (Loss) ...................................       $ (0.22)           $  1.80           $  0.45
                                                                           =======            =======           =======

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                 Consolidated Statements of Shareholders' Equity
                     ($ in millions, except per share data)


                                                    Common Stock                   Accumulated
                                                --------------------   Additional     Other                    Total
                                                  Shares       Par      Paid-In   Comprehensive   Retained  Shareholders'
                                                  Issued      Value     Capital   Income (Loss)   Earnings     Equity
                                                  ------      -----     -------   ------------    --------     ------
Balance at January 1, 1999 ..................   45,922,864    $  46     $  243      $  (25)        $  526      $  790
Comprehensive Income:
   Net Income ...............................           --       --         --          --             21          21
   Translation Adjustment ...................           --       --         --           2             --           2
   Comprehensive Income .....................           --       --         --          --             --          23
Dividends Paid:
   Common Stock ($0.90 per share) ...........           --       --         --          --            (41)        (41)
Spin-off of Arch Chemicals, Inc .............           --       --         --          13           (466)       (453)
Stock Repurchase ............................     (921,400)      (1)       (10)         --             --         (11)
Other Transactions ..........................       60,432       --          1          --             --           1
                                               -----------    -----     ------      ------         ------      ------
Balance at December 31, 1999 ................   45,061,896       45        234         (10)            40         309
Comprehensive Income:
   Net Income ...............................           --       --         --          --             81          81
   Translation Adjustment ...................           --       --         --          (3)            --          (3)
   Minimum Pension Liability Adjustment .....           --       --         --          (3)            --          (3)
   Comprehensive Income .....................           --       --         --          --             --          75
Dividends Paid:
   Common Stock ($0.80 per share) ...........           --       --         --          --            (36)        (36)
Stock Options Exercised .....................       67,111       --          1          --             --           1
Stock Repurchase ............................   (1,162,297)      (1)       (19)         --             --         (20)
Other Transactions ..........................       13,731       --         --          --             --          --
                                               -----------    -----     ------      ------         ------      ------
Balance at December 31, 2000 ................   43,980,441       44        216         (16)            85         329
Comprehensive Income:
   Net Loss .................................           --       --         --          --             (9)         (9)
   Translation Adjustment ...................           --       --         --          (1)            --          (1)
   Net Unrealized Losses ....................           --       --         --          (1)            --          (1)
   Comprehensive Loss .......................           --       --         --          --             --         (11)
Dividends Paid:
   Common Stock ($0.80 per share) ...........           --       --         --          --            (35)        (35)
Stock Options Exercised .....................      161,093       --          2          --             --           2
Stock Repurchase ............................     (694,870)      (1)       (13)         --             --         (14)
Other Transactions ..........................       (6,441)      --         --          --             --          --
                                               -----------    -----     ------      ------         ------      ------
Balance at December 31, 2001 ................   43,440,223    $  43     $  205      $  (18)        $   41      $  271
                                               ===========    =====     ======      ======         ======      ======

   The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                      Consolidated Statements of Cash Flows
                             Years ended December 31
                                 ($ in millions)

                                                                                                2001     2000     1999
                                                                                               ------   ------   ------
Operating Activities
Income (Loss) from Continuing Operations ...................................................   $  (9)   $  81    $  17
   Adjustments to Reconcile Income (Loss) from Continuing Operations to Net
   Cash and Cash Equivalents Provided by Operating Activities:
     Loss (Earnings) of Non-consolidated Affiliates ........................................       8       (2)      11
     Depreciation ..........................................................................      85       79       78
     Amortization of Intangibles ...........................................................       2        2        2
     Deferred Taxes ........................................................................      (9)      17       11
     Restructuring Charge ..................................................................      39       --       --
     Other Income-Demutualization ..........................................................     (11)      --       --
     Change in Assets and Liabilities Net of Purchases and Sales of Businesses:
           Receivables .....................................................................      69       --       (4)
           Inventories .....................................................................      15       (8)      (7)
           Other Current Assets ............................................................      (3)       1       (1)
           Accounts Payable and Accrued Liabilities ........................................     (70)      25      (34)
           Income Taxes Payable ............................................................      (8)      30       (1)
           Other Noncurrent Liabilities ....................................................     (10)     (14)     (21)
Other Operating Activities .................................................................     (22)     (30)      (9)
                                                                                               -----    -----    -----
Net Cash and Cash Equivalents Provided by Operating Activities
   from Continuing Operations ..............................................................      76      181       42
Discontinued Operations:
   Net Income ..............................................................................      --       --        4
   Change in Net Assets ....................................................................      --       --      (23)
                                                                                               -----    -----    -----
           Net Operating Activities ........................................................      76      181       23
                                                                                               -----    -----    -----
Investing Activities
Capital Expenditures .......................................................................     (65)     (95)     (73)
Businesses Acquired in Purchase Transactions ...............................................     (48)      --       (3)
Purchases of Short-Term Investments ........................................................      --       --      (34)
Proceeds from Sale of Short-Term Investments ...............................................      --       --       34
Investments and Advances - Affiliated Companies at Equity ..................................      --       10       (3)
Other Investing Activities .................................................................       2       (3)       5
                                                                                               -----    -----    -----
           Net Investing Activities ........................................................    (111)     (88)     (74)
                                                                                               -----    -----    -----
Financing Activities
Long-Term Debt:
   Borrowings ..............................................................................     200       --       --
   Repayments ..............................................................................      (8)      (1)      (1)
Short-Term Debt Repayments .................................................................      (2)      --       --
Borrowings under Line of Credit Assumed by Arch Chemicals, Inc. ............................      --       --       75
Purchase of Olin Common Stock ..............................................................     (14)     (20)     (11)
Stock Options Exercised ....................................................................       2        1       --
Dividends Paid .............................................................................     (35)     (36)     (41)
Other Financing Activities .................................................................      --       (1)      --
                                                                                               -----    -----    -----
           Net Financing Activities ........................................................     143      (57)      22
                                                                                               -----    -----    -----
           Net Increase (Decrease) in Cash and Cash Equivalents ............................     108       36      (29)
Cash and Cash Equivalents, Beginning of Year ...............................................      57       21       50
                                                                                               -----    -----    -----
           Cash and Cash Equivalents, End of Year ..........................................   $ 165    $  57    $  21
                                                                                               =====    =====    =====
Cash Paid (Received) for Interest and Income Taxes:
           Interest ........................................................................   $  18    $  16    $  16
           Income Taxes, Net of Refunds ....................................................   $  11    $   2    $  (6)
                                                                                               =====    =====    =====

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

     Basis of Presentation

     The consolidated financial statements include the accounts of Olin Corporation and all majority-owned subsidiaries. Investments in 20-50% owned affiliates are accounted for on the equity method. Accordingly, we include only our share of earnings or losses of these affiliates in consolidated net income.

     Foreign Currency Translation

     Foreign affiliates' balance sheet amounts are translated at the exchange rates in effect at year-end, and income statement amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in Accumulated Other Comprehensive Income (Loss). Where foreign affiliates operate in highly inflationary economies, non-monetary amounts are translated at historical exchange rates while monetary assets and liabilities are translated at the current rate with the related adjustments reflected in the Consolidated Statements of Income.

     Cash and Cash Equivalents

     All highly liquid investments, with a maturity of three months or less at the date of purchase, are considered to be cash equivalents.

     Short-Term Investments

     Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We have classified our marketable equity securities as available-for-sale which are reported at fair market value with unrealized gains and losses included in Shareholders' Equity net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Unrealized gains in 2001 were $1; unrealized gains and losses in 2000 were insignificant. Realized gains and losses on sales of investments, as determined on the specific identification method and declines in value of securities judged to be other-than-temporary are included in Other Income in the Consolidated Statements of Income. Interest and dividends on all securities are included in Interest Income and Other Income, respectively.

     All investments which have maturities between three and twelve months at purchase, are considered short-term investments and consist of debt securities such as commercial paper, time deposits, certificates of deposit, bankers acceptances, repurchase agreements, and marketable direct obligations of the United States Treasury and its agencies.

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

     Comprehensive Income

     We calculated comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." Accumulated Other Comprehensive Income (Loss) at December 31, 2001 includes cumulative translation losses of $12 ($11 at December 31, 2000), minimum pension liability of $5 ($5 at December 31, 2000) and other unrealized losses of $1. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

     Goodwill

     Goodwill, the excess of the purchase price of the acquired businesses over the fair value of the respective net assets, is amortized principally over 30 years on a straight-line basis. We periodically review the value of our goodwill to determine if any impairment has occurred. We assess the potential impairment of recorded goodwill and other long-lived assets by comparing the undiscounted value of expected future operating cash flows in relation to the book value of the goodwill and related long-lived assets. An impairment would be recorded based on the estimated fair value.

     During the third quarter of 2001, Financial Accounting Standards Board ("FASB"), issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement. Goodwill amortization for the year ended December 31, 2001 was approximately $2. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Commencing January 1, 2002, we will no longer amortize goodwill and will adopt the provision of SFAS No. 142.

     Environmental Liabilities and Expenditures

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental remediation costs are charged to expense as incurred. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

     Income Taxes

     Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Derivative Financial Instruments

     In 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation date of this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, and will achieve hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. The hedge accounting treatment provides for the deferral of gains or losses on derivative instruments until such time as the related transactions occur. Upon adoption of this statement, we recorded on January 1, 2001, assets totaling $1.2 and liabilities totaling $2.1 with an offsetting entry to Accumulated Other Comprehensive Income (Loss). The new standard does not allow for hedge accounting treatment on the portion of any hedge that is not effective. The ineffectiveness, which was recorded at January 1, 2001 was a loss of less than $0.1.

     Previously, we accounted for forward contacts to buy and sell foreign currencies under SFAS No. 52, "Foreign Currency Translation" and futures contracts to reduce the impact of metal price fluctuations under SFAS No. 80, "Accounting for Futures Contracts." At December 31, 2001, we had no forward contracts to buy or sell foreign currencies. At December 31, 2000, we had forward contracts to sell foreign currencies with a face value of $4 (which approximates carrying value) and no forward contracts to buy foreign currencies. Foreign currency exchange gains (losses), net of taxes, were less than $(1) in 2001, less than $1 in 2000 and less than $(1) in 1999. At December 31, 2001, we had open positions in futures contracts totaling $47 (2000-$27). If the futures contracts had been settled on December 31, 2001, we would have recognized a loss of $1. Gains (losses) on futures contracts, net of taxes, were $(6) in 2001, less than $1 in 2000 and $1 in 1999.

     We use cash flow hedges of commodities such as copper, zinc, nickel and lead to provide a measure of stability in managing our exposure to price fluctuations. We also use fair value hedges of interest rate swaps as a means of hedging changes in interest rates on our outstanding debt obligations.

     At December 31, 2001, Accumulated Other Comprehensive Income (Loss) included a pretax decline in fair value of $3. In addition, the unfavorable ineffective portion of changes in fair value resulted in a $1 charge to earnings for the year ended December 31, 2001. Offsetting the above, there were assets totaling $1 and liabilities of $5.

     Our foreign currency contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The cumulative effect of items not qualifying for hedge accounting for the year 2001 was not material to earnings.

     Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities. At December 31, 2001, the estimated fair value of debt was $432 (2000-$231). The fair values of currency forward contracts were estimated based on quoted market prices for contracts with similar terms.

     Stock-Based Compensation

     We account for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed under SFAS No. 123, we have chosen to continue to account for stock-based compensation cost in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under this opinion, compensation cost is recorded when the fair market value of our stock at the date of grant for fixed options exceeds the exercise price of the stock option. Our policy is to grant stock options at the fair market value of our common stock on the date of the grant. Compensation cost for restricted stock awards is accrued over the life of the award based on the quoted market price of our stock at the date of the award.

Earnings Per Share

     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options (refer to footnote called "Stock Options").

Computation of Earnings (Loss) per Share
----------------------------------------
Basic earnings (loss) per share                                    2001        2000         1999
                                                                 --------     -------      -------
Income (loss) from continuing operations .....................   $    (9)     $    81      $    17
                                                                 -------      -------      -------
Basic shares .................................................      43.6         44.9         45.4
                                                                 -------      -------      -------

Basic earnings (loss) per share-continuing operations ........   $ (0.22)     $  1.80      $  0.36
                                                                 =======      =======      =======

Diluted earnings (loss) per share
Income (loss) from continuing operations .....................   $    (9)     $    81      $    17
                                                                 -------      -------      -------
Diluted shares:
   Basic shares ..............................................      43.6         44.9         45.4
   Stock options .............................................        --           .1           --
                                                                 -------      -------      -------
                                                                    43.6         45.0         45.4
                                                                 =======      =======      =======
Diluted earnings (loss) per share-continuing operations.......   $ (0.22)     $  1.80      $  0.36
                                                                 =======      =======      =======

     Our Board of Directors approved two share repurchase programs to repurchase a total of 10 million shares of our outstanding common stock. During 2001, 2000 and 1999 we repurchased 0.7 million, 1.2 million and 0.9 million shares, respectively. Approximately 298,000 shares remain to be repurchased under these programs.

Short-Term Investments

     Short-term investments, which approximate fair value, were $37 and $25 at December 31, 2001 and 2000, respectively, and represented the equity value of the company-owned life insurance programs and in 2001 included equity shares resulting from the non-cash Prudential demutualization.

Trade Receivables

     Allowance for doubtful items was $7 at December 31, 2001 and 2000. Provisions charged to operations were $2 in 2001 and 2000 and less than $1 in 1999. Bad debt write-offs, net of recoveries, were $2 in 2001, $1 in 2000 and less than $1 in 1999.

Inventories

                                                            2001        2000
                                                           ------      ------
        Raw materials and supplies ..................      $  119      $  126
        Work in process .............................          98         111
        Finished goods ..............................          64          60
                                                           ------      ------
                                                              281         297
        LIFO reserves ...............................         (58)        (81)
                                                           ------      ------
           Inventory, net                                  $  223      $  216
                                                           ======      ======



     Inventories valued using the LIFO method comprised 79% and 77% of the total inventories at December 31, 2001 and 2000, respectively. During 2001, LIFO inventory quantities were reduced resulting in an increase in pretax income of $4.

Property, Plant and Equipment

                                              Useful Lives            2001         2000
                                              ------------           -------      -------
        Land and improvements to land         10 - 20 Years .....    $    60      $    58
        Buildings and building equipment      10 - 25 Years .....        196          189
        Machinery and equipment                3 - 12 Years .....      1,411        1,329
        Leasehold improvements ..................................          3            4
        Construction in progress ................................         48           81
                                                                     -------      -------
          Property, plant and equipment .........................      1,718        1,661
        Less accumulated depreciation ...........................      1,241        1,178
                                                                     -------      -------
          Property, plant and equipment, net ....................    $   477      $   483
                                                                     =======      =======

   Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $106, $118 and $116 in 2001, 2000 and 1999, respectively.

Investments - Affiliated Companies

     We have a 50% ownership interest in Sunbelt Chlor Alkali Partnership and Yamaha-Olin Metal Corporation, both of which are accounted for using the equity method of accounting. Combined financial positions and results of operations of these two equity-basis affiliates in their entirety were as follows:

                                                                     100% Basis
                                                         -----------------------------------
                                                           2001          2000          1999
                                                           ----          ----          ----
     Condensed Balance Sheet Data:
                  Current assets                         $   27         $   35
                  Noncurrent assets                         149            160
                  Current liabilities                         9             13
                  Noncurrent liabilities                    195            195
     Condensed Income Statement Data:
                  Net sales                                  98            148         $ 110
                  Gross profit                               17             38            12
                  Net income (loss)                         (10)            11           (21)

     Pursuant to a note purchase agreement dated December 22, 1997, the Sunbelt joint venture sold $97.5 of Guaranteed Secured Senior Notes Due 2017, Series O, and $97.5 of Guaranteed Secured Senior Notes Due 2017, Series G. We refer to these notes as the Sunbelt Notes. The Sunbelt Notes bear interest at a rate of 7.23% per annum, payable semiannually in arrears on each June 22 and December 22.

     We have guaranteed Series O of the Sunbelt Notes, and PolyOne Corporation ("PolyOne"), our partner in this venture, has guaranteed Series G of the Sunbelt Notes, in both cases pursuant to customary guarantee agreements. Our guarantee and PolyOne's guarantee are separate, rather than joint. In other words we are not required to make any payments to satisfy the indebtedness of PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if the Sunbelt joint venture does not make timely payments on the Sunbelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment.

     Beginning on December 22, 2002 and each year thereafter, our Sunbelt joint venture is required to repay approximately $12 of the Sunbelt Notes, of which approximately $6 is attributable to Series O of the Sunbelt Notes. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Short-Term Borrowings

     At December 31, 2001, we had an unsecured revolving credit agreement with a group of banks with commitments totaling $165, all of which was available at December 31, 2001 and 2000. In addition, we had a $25 credit facility with another bank, none of which was used. On January 3, 2002, we entered into a new three-year senior revolving credit facility of $140, including a sublimit for letters of credit. The new facility replaces our existing credit facilities and will expire on January 3, 2005. We may select various floating rate borrowing options. The senior credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization ("leverage ratio") and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense ("coverage ratio"). In the event that the leverage ratio equals or exceeds 3.75, we are required under this senior credit facility to grant a security interest in all of our U.S. inventory and accounts receivables. No assets of our subsidiaries will secure our obligation under our senior credit facility.

Long-Term Debt

                                                                                         2001           2000
                                                                                         ----          -----
     Notes payable:
       7.11%, due 2005 ...............................................................      $ 50          $  50
       7.30% due 2005 ................................................................         2             --
       7.75%, due 2005 ...............................................................        11             11
       8%, due 2002 ..................................................................       100            100
       9.125%, due 2011 ..............................................................       200             --
     Industrial development and environmental improvement obligations:
       Payable at interest rates of 0.85% to 5.60%, which vary with
       short-term tax exempt rates, due 2004-2017 ....................................        36             35
       Payable at interest rates of 6% to 6.88%, due 2002-2008 .......................        32             33
                                                                                            ----           ----
            Total senior debt ........................................................       431            229
     Amounts due within one year .....................................................       102              1
                                                                                            ----           ----
       Total long-term debt ..........................................................      $329           $228
                                                                                            ====           ====

     In December 2001, we sold $200 of 9.125% Senior Notes Due 2011 with a maturity date of December 15, 2011. We used a portion of the net proceeds of this offering to repay our short-term indebtedness and plan to use $100 to repay the 8% notes due in June 2002. Any remaining proceeds will be available for general corporate purposes. In February 2002, we swapped interest payments on $30 principal amount of our 9.125% Senior Notes to an estimated floating rate of 5.68%.

     In December 2001, we swapped interest payments on $50 principal amount of our 9.125% Senior Notes due 2011 to a floating rate (5.55125% at December 31, 2001). During 1992, we swapped interest payments on $50 principal amount of the 8% notes due 2002 to a floating rate (1.91375% at December 31, 2001). In June 1995, we offset this transaction by swapping interest payments to a fixed rate of 6.485%. The difference between interest paid and interest received is included as an adjustment to interest expense. A settlement of the fair market value of the interest rate swaps as of December 31, 2001 would result in a cost of less than $1. Counter-parties to interest rate swap contracts are major financial institutions. Our loss in the event of nonperformance by a counter-party is not significant.

     At December 31, 2001, there remained $48 unissued under the medium-term note program registered in May 1994.

     Annual maturities of long-term debt are $102 in 2002, $2 in 2003, $27 in 2004, $63 in 2005, $1 in 2006 and $236 thereafter.

     Interest expense incurred on short-term borrowings and long-term debt totaled $18 in 2001, $17 in 2000 and $16 in 1999; of which $1 was capitalized in 2001 and 2000.

Pension Plans and Retirement Benefits

     Essentially all of our domestic pension plans are non-contributory final-average-pay or flat-benefit plans and all domestic employees are covered. Our funding policy is consistent with the requirements of federal laws and regulations. We provide certain postretirement health care and life insurance benefits for eligible active and retired domestic employees.

                                                                                               Other
                                                                                           Postretirement
                                                            Pension Benefits                  Benefits
                                                            ----------------            ------------------
Change in Benefit Obligation                                 2001       2000             2001        2000
----------------------------                                ------     ------           ------      ------
Benefit obligation at beginning of year .............      $ 1,135     $1,068            $ 70       $  65
Service cost ........................................           14         21               1           2
Interest cost .......................................           88         83               5           5
Amendments ..........................................           24         --               2          --
Actuarial loss ......................................           66         51               4          11
Benefits paid .......................................          (92)       (88)            (13)        (13)
Curtailment .........................................           25         --               6          --
                                                           -------     ------            ----       -----
Benefit obligation at end of year....................      $ 1,260     $1,135            $ 75       $  70
                                                           =======     ======            ====       =====

                                                             Pension Benefits
                                                             ----------------
Change in Plan Assets                                        2001       2000
---------------------                                        ----       ----
Fair value of plan assets at beginning of year ......      $ 1,297     $1,424
Actual return on plan assets ........................          (47)       (44)
Employer contribution ...............................            6          5
Benefits paid .......................................          (92)       (88)
                                                           -------     ------
Fair value of plan assets at end of year ............      $ 1,164     $1,297
                                                           =======     ======




At December 31, 2001 and 2000, the benefit obligation of the qualified pension plan was $1,209 and $1,086, respectively; and the fair value of the assets of the qualified pension plan was $1,164 and $1,297, respectively. At
December 31, 2001 and 2000, the benefit obligation of the non-qualified pension plan was $51 and $49, respectively.

                                                                                      Other
                                                                                 Postretirement
                                                          Pension Benefits           Benefits
                                                         -----------------      ---------------
                                                         2001       2000       2001       2000
                                                        -------   --------    -------    -------
Funded status ......................................     $ (96)     $ 162       $ (75)    $ (70)
Unrecognized actuarial (gain) loss ...................      82       (163)         23        20
Unrecognized prior service cost ......................      37         22          (1)       (3)
                                                        ------      -----       -----     -----
Net amount recognized ................................  $   23      $  21       $ (53)    $ (53)
                                                        ======      =====       =====     =====

Amounts recognized in the consolidated
   balance sheet consist of:
    Prepaid benefit cost in other assets .............  $   61      $  57       $  --     $  --
    Accrued benefit liability in other liabilities ...     (46)       (44)        (53)      (53)
    Accumulated other comprehensive income ...........       8          8          --        --
                                                        ------      -----       -----     -----
    Net amount recognized                               $   23      $  21       $ (53)    $ (53)
                                                        ======      =====       =====     =====

Principal Assumptions for Pension and Postretirement Benefits as of December 31, 2001             2001      2000
-------------------------------------------------------------------------------------             ----      ----
Weighted average discount rate .......................                                            7.5%      7.75%
Weighted average rate of compensation increase .......                                            4.5%       4.6%
Long-term rate of return on assets ...................                                            9.5%       9.5%

                                                                                                 Other
                                                                                             Postretirement
                                                            Pension Benefits                    Benefits
                                                         ---------------------             -------------------
Components of Net Periodic Benefit Cost (Income)          2001     2000     1999         2001     2000     1999
------------------------------------------------        -------   ------   ------       ------   ------   ------
Service cost .........................................  $   14    $  21    $  15          $ 1      $ 2      $ 1
Interest cost ........................................      88       83       79            5        5        5
Expected return on plan assets .......................    (120)    (114)    (103)          --       --       --
Amortization of prior service cost ...................       6        4        4           --       (1)      --
Recognized actuarial loss (gain) .....................      (2)     (12)      (6)           1        1       --
Curtailment ..........................................      17       --       --            6       --       --
                                                        ------    -----    -----          ---      ---      ---
Net periodic benefit cost (income) ...................  $    3    $ (18)   $ (11)         $13      $ 7      $ 6
                                                        ======    =====    =====          ===      ===      ===

   Our common stock represented approximately 1% of the plan assets at December 31, 2001 and 2000, respectively.

   Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant.

   Our pension plan provides that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus.

   The accumulated postretirement benefit obligation was determined using the projected unit credit method and an assumed discount rate of 7.5% in 2001 and 7.75% in 2000. The assumed health care cost trend rate used for pre-65 retirees was 5.75% in 2001, 6.5% in 2000 and 7.5% in 1999, declining one-half percent per annum to 5%. For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

   Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage-point increase (decrease) in assumed health care cost trend rates would have a less than $1 increase (decrease) in total service and interest cost components and a $2 increase (decrease) in the postretirement benefit obligation.

Income Taxes

Components of Pretax Income (Loss) from Continuing Operations      2001      2000      1999
-------------------------------------------------------------     ------    -----     -----
Domestic .............................................            $ (20)    $ 126     $  24
Foreign ..............................................                7         5         3
                                                                  ------    -----     -----
Pretax income (loss) .............................                $ (13)    $ 131     $  27
                                                                  ======    =====     =====

Components of Income Tax Expense (Benefit)
------------------------------------------

Currently payable:
   Federal .......................................                $   5     $  26     $  (9)
   State .........................................                   (2)        5         5
   Foriegn .......................................                    2         2         3
                                                                  -----     -----     -----
                                                                      5        33        (1)
Deferred .........................................                   (9)       17        11
                                                                  -----     -----     -----
Income tax expense (benefit) .....................                $  (4)    $  50     $  10
                                                                  =====     =====     =====


     The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

Effective Tax Rate Reconciliation(Percent)          2001    2000    1999
------------------------------------------          ----    ----    ----
Statutory federal tax rate........................  35.0    35.0    35.0
Foreign rate differential.........................   1.3     0.3     4.3
Export tax incentive..............................   5.3    (0.4)   (9.0)
Company-owned life insurance programs.............  (2.0)    0.2     6.9
State income taxes, net...........................   4.7     6.0   (13.0)
Change in valuation allowance.....................  (9.5)   (2.2)   22.2
Equity income of foreign affiliates...............   3.3    (0.5)   (2.2)
Other, net........................................  (7.3)   (0.2)   (7.2)
                                                    ----    ----    ----
Effective tax rate................................  30.8    38.2    37.0
                                                    ====    ====    ====

Components of Deferred Tax Assets and Liabilities               2001       2000
-------------------------------------------------               ----       ----
Deferred tax assets:
   Pension and postretirement benefits.....................   $   12      $  12
   Environmental reserves..................................       39         43
   Accrued liabilities.....................................       26         27
   Minimum tax credits.....................................       23         15
   State net operating losses..............................        7          6
   Other miscellaneous items...............................       36         25
                                                              ------      -----
Total deferred tax assets..................................      143        128
Valuation allowance........................................       (5)        (2)
                                                              ------      -----
Net deferred tax assets....................................      138        126
                                                              ------      -----

Deferred tax liabilities:
   Property, plant and equipment...........................       66         64
   Capital loss............................................       80         80
   Other miscellaneous items...............................       29         33
                                                              ------      -----
Total deferred tax liabilities.............................      175        177
                                                              ------      -----
Net deferred tax liability.................................   $   37      $  51
                                                              ======      =====

   Included in Other Current Assets at December 31, 2001 and 2000 are $35 and $29, respectively, of net current deferred assets. The deferred tax provision for 2001 does not reflect the tax effect of $1 resulting from hedging activity under SFAS No. 133 or $4 resulting from the acquisition of Monarch. For the year 2000, the deferred tax provision does not reflect $2 resulting from additional minimum pension liability adjustment required by SFAS No. 87, "Employers Accounting for Pensions."

     Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized.

     We have state net operating loss carryforwards of approximately $123, which are available to offset future state taxable income, if any, through 2014. We also have minimum tax credit carryforwards of approximately $23, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

     At December 31, 2001, our share of the cumulative undistributed earnings of foreign subsidiaries was approximately $7. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since we intend to continue to reinvest indefinitely these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

Accrued Liabilities

   Included in accrued liabilities are the following items:

                                                            2001          2000
                                                          -------        ------
       Accrued compensation and employee benefits ...     $    34        $  49
       Environmental ................................          27           25
       Accrued insurance ............................          11           13
       Accrued cost for restructuring ...............          12           --
       Other ........................................          52           61
                                                          -------        -----
                                                          $   136        $ 148
                                                          =======        =====

Contributing Employee Ownership Plan

     The Contributing Employee Ownership Plan is a defined contribution plan available to essentially all domestic employees, which provides a match of employee contributions. We are matching employee contributions with common stock. Expenses related to the plan are based on common stock allocated to participants. These costs (primarily our contributions) amounted to $6 in 2001 and $5 in 2000 and 1999.

     Employees become vested in the value of the contributions we make to the CEOP according to a schedule based on service. After two years of service, participants are 25% vested. They vest in increments of 25% for each additional year and after five years of service, they are 100% vested in the value of the contributions that we have made to their accounts.

     Employees may transfer any or all of the value of the investments purchased with their own contributions, including Olin Common Stock, to any one or combination of investments available in the Plan. Such transfers may be made without limitation, at any time and as often as employees choose. The Olin common stock purchased with our contributions may not be transferred until employees terminate employment with the company. However, employees who are age 50 or older may withdraw any or all of the value of the Olin common stock purchased with our contributions without the usual suspension of contribution penalty. Provided the amount of the withdrawal is rolled over to an Individual Retirement Account, tax payments would be deferred until the employee takes a distribution from the Individual Retirement Account.

Stock Options

     Under the stock option plans, options may be granted to purchase shares of our common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Options granted under the 1996 Stock Option Plan and the 2000 and the 1991 Long Term Incentive Plans vest over three years. In 2001, long term incentive awards were given with stock options representing one-half of the aggregate value of the long term incentive award opportunity, and performance share awards making up the other half. The option price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term. The other half of the individual long term incentive award takes the form of performance shares, with the number of performance shares based on the competitive analysis and the price of our stock at the time of the grant. At the end of a three-year performance cycle, participants receive a performance share award denominated in shares of our stock, paid half in shares of our stock and half in cash, based on Olin's average annual return on capital in relation to the average annual return on capital among the S&P MidCap 400 companies. In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which represented fair value. Options for 924,000 shares were outstanding at December 31, 2001. These options have a term of 120 months and vest in 119 months, and can vest early, but only if the stock price increases to $28 per share or more for 10 days in any 30 calendar day period.

     The 2000 Long Term Incentive Plan and the 1996 Stock Option Plan are the only plans with stock options available for future grants. At December 31, 2001, total shares of 2,296,533 were available for grant under all active stock-based plans. Of this total, stock options of 1,902,375 shares and stock awards of 394,158 shares were available for future grants. As a result of the spin-off of Arch Chemicals the outstanding Olin options as of February 8, 1999 were converted into both an option to purchase Olin common stock and an option to purchase Arch Chemicals common stock with an adjustment of the exercise price designed to preserve the "intrinsic value" at the time of the spin-off. Olin will be responsible for delivering shares of Olin common stock upon exercise, and Arch Chemicals will be responsible for delivering shares of Arch Chemicals stock upon exercise. The options maintain the original vesting schedule. The following table has been restated to reflect the new option price of the Olin options as a result of the transaction described above.

                                                                Weighted Average
                                                Option Price      Option Price
                                    Shares       Per Share        Per Share
                                    ------    ---------------  ----------------

Outstanding at January 1, 1999    3,113,149   $13.34 - $29.69      $ 22.85
   Granted                          784,150    12.72 -  15.85        15.84
   Exercised                             --                --           --
   Canceled                        (218,049)   15.85 -  29.69        21.09
                                  ---------   ---------------      -------
Outstanding at December 31, 1999  3,679,250    12.72 -  27.17        21.46
   Granted                        1,943,800    18.97                 18.97
   Exercised                        (67,111)   13.69 -  17.16        16.09
   Canceled                        (142,995)   15.85 -  27.17        20.22
                                  ---------   ---------------      -------
Outstanding at December 31, 2000  5,412,944    12.72 -  27.17        20.67
   Granted                          451,300    15.66 -  20.67        18.59
   Exercised                       (161,093)   13.34 -  17.16        14.53
   Canceled                         (66,879)   15.85 -  27.17        20.62
                                  ---------   ---------------      -------
Outstanding at December 31, 2001  5,636,272   $12.72 - $27.17      $ 20.68
                                  =========   ===============      =======

     Of the outstanding options at December 31, 2001, options covering 3,444,871 shares are currently exercisable at a weighted average exercise price of $22.01 and options covering 689,645 shares are held by Arch Chemicals employees. At December 31, 2001 and 2000, the average exercise period for the outstanding options was 75 months and 82 months, respectively.

     At December 31, 2001, common shares reserved for issuance under the 1988 Stock Option Plan, the 1991 Long Term Incentive Plan, the 1996 Stock Option Plan, the 2000 Long Term Incentive Plan, and Options Available Only for Arch Employees were 8,047,486. An additional 688,640 shares were reserved under the Monarch Brass & Copper Corp. ("Monarch") Deferral Plan, 1997 Stock Plan for Non-Employee Directors and the Employee Deferral Plan, and of these shares, approximately 117,000 shares were committed.

     In 1996, we adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and as permitted by SFAS No. 123, we continue to account for the costs of stock compensation in accordance with APB No. 25. Pro forma net income (loss) and earnings (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. The fair value of each option granted during 2001, 2000 and 1999 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 5.69% in 2001, 4.21% in 2000 and 5.35% in 1999, risk-free interest rate of 4.92% in 2001,
5.18% in 2000 and 6.25% in 1999, expected volatility of 29% in 2001, 2000 and 1999 and an expected life of 7 years. The fair value of options granted during 2001, 2000 and 1999 was $5.34, $5.59 and $3.85, respectively. The following table shows the difference between reported and pro forma net income (loss) and earnings (loss) per share as if we had recorded compensation expense for the stock options granted during the year.

    ($ in millions, except per share data)         2001     2000       1999
    --------------------------------------         ----     ----       ----
    Net Income (Loss)
              As reported....................    $   (9)   $  81      $  21
              Pro forma......................       (12)      77         17

    Per Share Data:
       Basic
              As reported....................     (0.22)    1.80       0.45
              Pro forma......................     (0.27)    1.71       0.38
       Diluted
              As reported....................     (0.22)    1.80       0.45
              Pro forma......................     (0.27)    1.71       0.38


Shareholder Rights Plan

     Effective February 1996, our Board of Directors adopted a new Shareholder Rights Plan to replace the prior plan which had been adopted in 1986. This plan is designed to prevent an acquirer from gaining control of us without offering a fair price to all shareholders. Each right entitles a shareholder (other than the acquirer) to buy one-five hundredth share of Series A Participating Cumulative Preferred Stock at an exercise price of one hundred twenty dollars. The rights are exercisable only if a person acquires more than 15% of our common stock or if our Board of Directors so determines following the commencement of a tender or exchange offer to acquire more than 15% of our common stock. If any person acquires more than 15% of our common stock and in the event of a subsequent merger or combination, each right will entitle the holder (other than the acquirer) to purchase stock or other property of the acquirer having a value of twice the exercise price. We can redeem the rights at $.005 per right for a certain period of time. The rights will expire on February 27, 2006, unless redeemed earlier by us.

Segment Information

     We define segment operating income as earnings before interest expense, interest income, other income, restructuring charge and unusual items and income taxes, and include the operating results of non-consolidated affiliates. Segment operating results in 2001 exclude the restructuring charge and unusual items ($42 million, pretax).

  Sales:                                                            2001        2000        1999
                                                                    ----        ----        ----
   Chlor Alkali Products .......................................   $   384    $   392    $   336
   Metals ......................................................       618        880        773
   Winchester ..................................................       269        277        286
                                                                   -------    -------    -------
Total sales ....................................................   $ 1,271    $ 1,549    $ 1,395
                                                                   =======    =======    =======


Operating Income (Loss) Before Restructuring Charge and
 Unusual Items:
   Chlor Alkali Products .......................................   $     8    $    27    $   (58)
   Metals ......................................................         7         95         77
   Winchester ..................................................         7         20         21
                                                                   -------    -------    -------
Total Operating Income .........................................   $    22    $   142    $    40
                                                                   =======    =======    =======

Equity Income (Loss) in Affiliated Companies, Included in
 Operating Income:
   Chlor Alkali Products .......................................   $    (9)   $    --    $   (13)
   Metals ......................................................         1          2          2
                                                                   -------    -------    -------
Total Equity Income in Affiliated Companies ....................   $    (8)   $     2    $   (11)
                                                                   =======    =======    =======


Depreciation Expense:
   Chlor Alkali Products .......................................   $    39    $    37    $    36
   Metals ......................................................        33         29         30
   Winchester ..................................................        13         13         12
                                                                   -------    -------    -------
Depreciation Expense ...........................................   $    85    $    79    $    78
                                                                   =======    =======    =======
Amortization Expense:
   Metals ......................................................   $     2    $     2    $     2
                                                                   =======    =======    =======


Capital Spending:
   Chlor Alkali Products .......................................   $    22    $    31    $    27
   Metals ......................................................        36         51         33
   Winchester ..................................................         6         12         13
   Other .......................................................         1          1         --
                                                                   -------    -------    -------
Total Capital Spending .........................................   $    65    $    95    $    73
                                                                   =======    =======    =======


Assets:
   Chlor Alkali Products .......................................   $   217    $   250    $   263
   Metals ......................................................       503        500        461
   Winchester ..................................................       142        156        165
   Other .......................................................       357        217        174
                                                                   -------    -------    -------
   Total Consolidated Assets ...................................   $ 1,219    $ 1,123    $ 1,063
                                                                   =======    =======    =======


Investments & Advances to (from) Affiliated Companies at Equity:
   Chlor Alkali Products .......................................   $   (22)   $   (13)   $    (3)
   Metals ......................................................         7          7          6
                                                                   -------    -------    -------
Total Investments & Advances - Affiliated Companies ............   $   (15)   $    (6)   $     3
                                                                   =======    =======    =======

     Segment operating income includes an allocation of corporate charges based on various allocation methodologies. Segment assets include only those assets which are directly identifiable to a segment and do not include such items as cash, deferred taxes and other assets. Sales by segment substantially represent sales for our three product lines.

Geographic Data:                                                    2001       2000         1999
----------------                                                    ----       ----         ----
Sales

     United States ............................................  $ 1,214    $ 1,488      $ 1,346
     Foreign ..................................................       57         61           49
     Transfers between areas
     United States ............................................       14         14           11
     Eliminations .............................................      (14)       (14)         (11)
                                                                 -------    -------      -------
     Total Sales ...........................................     $ 1,271    $ 1,549      $ 1,395
                                                                 =======    =======      =======


Assets
   United States ...................................... $ 1,171      $ 1,069      $ 1,016
   Foreign ............................................      45           47           44
   Investments ........................................       7            7            6
   Eliminations .......................................      (4)          --           (3)
                                                        -------      -------      -------
Total Assets .......................................... $ 1,219      $ 1,123      $ 1,063
                                                        =======      =======      =======

   Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $61, $93, and $73 in 2001, 2000, and 1999, respectively.

Acquisitions

   In June 2001, we acquired the stock of Monarch for approximately $48.
Monarch was a privately held, specialty brass manufacturer headquartered in Waterbury, CT with annual revenues of approximately $95 in 2000. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive and building products. We financed the purchase through our credit lines. The purchase price exceeded the fair value of the identifiable net assets acquired by $19. The acquisition has been accounted for using the purchase method of accounting. The operating results of Monarch, which have been included in the accompanying financial statements since the date of acquisition, were not material.

     Supplemental cash flow information on the business acquired is as follows:

                                                          2001
                                                          ----

           Working capital...........................    $ 20
           Property, plant and equipment.............      16
           Goodwill   ...............................      18
           Debt .....................................     (11)
           Other.....................................       5
                                                         ----
           Purchase price............................    $ 48
                                                         ====

Restructurings and Unusual Items

   For the full year 2001, we recorded restructuring charges totaling $39 pretax and unusual items of $3 pretax for a total of $42 or $0.67 diluted EPS.

   In the third quarter, we recorded a pretax charge for restructuring and unusual items of $29 (or $0.40 diluted EPS) primarily for costs associated with a salaried workforce reduction through an early retirement incentive program. Cost of Goods Sold and Other Income include $2 and $1, respectively, of unusual items. Cost of Goods Sold included the write-off of inventory associated with cancelled customer orders. Other Income included the write-off of an investment in an E-commerce company. The third-quarter restructuring charge of $26 related to the 190 employees retiring in connection with the retirement program and represented primarily pension and postretirement benefit curtailment losses and severance. As of December 31, 2001, 150 employees had retired and the remainder will retire in the first quarter of 2002. The severance of $4 recorded in Accrued Liabilities will be paid out of our operating cash flows over time.

     In the fourth quarter we recorded a restructuring pretax charge of $13 pretax, (or $0.27 diluted EPS), primarily for costs associated with idling our Indianapolis brass mill, consolidating distribution operations of the recently acquired Monarch with the A.J. Oster metals service center business, and reducing staffing levels in Chlor Alkali Products. A significant portion of the charge relating to the idling of the Indianapolis facility represented primarily pension and postretirement curtailment losses and severance for 200 employees. Another portion of the charge related to 38 Chlor Alkali employees who accepted our offer of a voluntary special separation program whereby employees accept a voluntary lay off and receive full separation benefits and also receive their accrued pension benefits at the same time. The balance of the restructuring charge relates to costs associated with the consolidation of certain Monarch facilities in order to optimize distribution operations. The severance and fringe benefits of $8 recorded in Accrued Liabilities will be paid out of our operating cash flows over time.

     The following table summarizes the major components of the 2001 charges and the remaining balances as of December 31, 2001:

                                                                                                        Accrued
                                                                             Original     Amounts    Restructuring
                                                                              Charge      Utilized       Costs
                                                                              ------      --------     -------
       Employee early retirement programs and severance ...................   $   30      $    (21)    $     9
       Optimization of Metals facilities ..................................        9            (6)          3
       Write-off assets ...................................................        3            (3)         --
                                                                              ------      --------     -------
                                                                              $   42      $    (30)    $    12
                                                                              ======      ========     =======

Discontinued Operations

     On February 8, 1999, we completed the spin-off of our specialty chemicals businesses as Arch Chemicals, Inc. Under the terms of the spin-off of Arch Chemicals, we distributed to our holders of common stock as of the close of business on February 1, 1999 one Arch Chemicals common share for every two shares of Olin common stock. In February 1999 prior to the distribution, we borrowed $75 under a credit facility, which liability was assumed by Arch Chemicals.

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

     We have entered into tax sharing agreements with Arch Chemicals effectively providing that we will be responsible for the tax liability of Arch Chemicals for the years that Arch Chemicals was included in our consolidated income tax returns. Income taxes have been allocated to Arch Chemicals based on its pretax income and calculated on a separate company basis pursuant to the requirements of SFAS No. 109, "Accounting for Income Taxes". Income taxes allocated to the discontinued operations were $2 in 1999.

     In addition, we entered into several other agreements with Arch Chemicals, which cover such matters as technology transfers, transition services, covenants not to compete and chlorine and caustic supply.

     Condensed historical combined income statement data of the discontinued operations are summarized below:

                                                             1999
                                                             ----
     Combined Statements of Income
     Sales..................................................  $73
     Net income ............................................    4

Environmental

     We are party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Charges to income for investigatory and remedial efforts were $14 in 2001, $15 in 2000 and $17 in 1999. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $100 at December 31, 2001, and $110 at December 31, 2000, of which $73 and $85 are classified as other noncurrent liabilities, respectively.

         Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us, which could have a material adverse effect on our operating results and financial condition. At December 31, 2001, we estimate we may have additional contingent environmental liabilities of $40 in addition to the amounts for which we have already taken a reserve.

Commitments and Contingencies

     We lease certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $32 in 2001, $33 in 2000 and $32 in 1999, (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001 are as follows: $21 in 2002; $20 in 2003; $18 in 2004; $16 in
2005; $15 in 2006; and $61 thereafter.

     On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. ("Alliance"), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract. In addition, we are obligated to make a minimum monthly payment of approximately $.2 to an outside third party. Commitments related to this agreement are approximately $2 per year for each year of 2002 through 2006 and $12 thereafter.

     There are a variety of non-environmental legal proceedings pending or threatened against us. Probable losses related to those matters have been accrued in the accompanying financial statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on our results of operations, financial position or liquidity.

Other Financial Data

Quarterly Data (Unaudited)

                                      First    Second       Third        Fourth
                                     Quarter   Quarter    Quarter/(1)/  Quarter/(2)/  Year/(1)//(2)/
                                     -------   -------    ------------  ------------  --------------
2001
----
Sales                                 $   334   $   325   $   334      $   278          $ 1,271
Cost of goods sold                        295       282       303          242            1,122
Net income (loss)                           2         7       (19)           1               (9)
Net income (loss) per common share:
   Basic                                  .06       .15      (.45)         .02             (.22)
   Diluted                                .06       .15      (.45)         .02             (.22)
Common dividends per share                .20       .20       .20          .20              .80
Market price of common stock/(3)/
   High                                 22.75     22.53     18.00        17.25            22.75
   Low                                  17.76     14.90     13.30        12.05            12.05
2000
----
Sales                                 $   382    $  397    $  413       $  357           $1,549
Cost of goods sold                        318       324       340          295            1,277
Net income                                 19        24        23           15               81
Net income per common share:
   Basic                                  .43       .52       .52          .34             1.80
   Diluted                                .43       .52       .52          .34             1.80
Common dividends per share                .20       .20       .20          .20              .80
Market price of common stock/(3)/
   High                                 21.50     19.25     18.00        23.19            23.19
   Low                                  14.88     14.19     15.00        16.00            14.19

_________________________
(1) Operating results in 2001 include a Restructuring Charge and Unusual Items of $29 pretax, or $0.40 diluted EPS, primarily for costs associated with a salaried workforce reduction through an early retirement incentive program.

(2) Operating results in 2001 include an additional Restructuring Charge of $13 pretax, or $0.27 diluted EPS, primarily for costs associated with the consolidation of certain Metals facilities in order to optimize distribution operations and a voluntary retirement program.

(3) New York Stock Exchange composite transactions.

Economic Value Added Performance Measure (Unaudited)

     In 1995, we selected an innovative business management system known as Economic Value Added, or EVA(R). Developed by Stern Stewart & Company, EVA is a management tool that builds upon and refines traditional tools. It is designed to help maximize long-term profitability, increase return on capital employed and operate businesses more effectively. EVA is a method of measuring a company's financial health by taking operating profit after taxes and subtracting a charge for capital employed. The table below summarizes our EVA calculation for the years ended December 31, 2001 and 2000:

                                                  2001            2000
                                                  ----            ----

          Earnings before interest and taxes     $    3          $ 145
          Adjustments                                69             29
                                                 ------          -----
          Operating profit before taxes              72            174
          Cash taxes at 35%                         (25)           (61)
                                                 ------          -----
          Net operating profit after taxes           47            113
          Strategic Investment                        2             --
          Capital charge                            (84)           (76)
                                                 ------          -----
          EVA                                    $  (35)         $  37
                                                 ======          =====
          Average capital employed               $  889          $ 806
                                                 ======          =====
          Return on capital                         5.5%          14.0%
                                                 ======          =====
          Cost of capital                           9.4%           9.4%
                                                 ======          =====

Earnings Before Interest and Taxes

     Earnings (loss) before interest and taxes ("EBIT") are calculated as pretax profits (loss) plus interest expense, less interest income. For EVA purposes, material gains and losses on asset or business sales and restructurings are excluded from EBIT but instead, the related cash flows are considered permanent increases or decreases to the capital employed and are therefore part of the capital charge forever.

Adjustments to EBIT

     Various adjustments are made to EBIT in order to determine operating profit before taxes, make EVA a better management tool and drive appropriate decision making and include the following:

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

     Special Charges, such as Restructuring Charge and Unusual Items in 2001, are excluded from EBIT and the actual cash expenditures are accounted for as a permanent increase in average capital.

     Major Asset Sales are accounted for such that the pretax book gain or loss is excluded from EBIT and any after tax cash gain is a permanent reduction of average capital and any after tax cash loss is a permanent increase to average capital.

Strategic Investment

     The strategic investment relates to adjustment for strategic investments with negative short-term EVA impacts.

Capital Charge

     The capital charge is the EVA based average capital employed multiplied by the cost of capital. The cost of capital is our target weighted average cost of debt and equity capital.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We incorporate the biographical information relating to our Directors under the heading "Item 1 -- Election of Directors" in our Proxy Statement relating to our 2002 Annual Meeting of Shareholders (the "Proxy Statement") by reference in this Report. See also the list of executive officers following Item 4 of this Report. We incorporate the information regarding compliance with
Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in our Proxy Statement by reference in this Report.

Item 11. EXECUTIVE COMPENSATION

         The information under the heading "Executive Compensation" in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation and the Performance Graph) is incorporated by reference in this Report. The information under the heading "Additional Information Regarding the Board of Directors -- Compensation of Directors" in the Proxy Statement is incorporated by reference in this Report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We incorporate the information concerning holdings of our common stock by certain beneficial owners contained under the heading "Certain Beneficial Owners" in our Proxy Statement and the information concerning beneficial ownership of our common stock by our directors and officers under the heading "Security Ownership of Directors and Officers" in our Proxy Statement by reference in this Report.

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

3 (a) Olin's Restated Articles of Incorporation as amended effective May 8, 1997--Exhibit 3 to Olin's Form 10-Q for the Quarter ended March 31, 1997.*
  (b)       By-laws of Olin as amended effective January 1, 2002.
4 (a) Articles of Amendment designating Series A Participating Cumulative Preferred Stock, par value $1 per share --Exhibit 2 to Olin's Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*

     (b) Rights Agreement dated as of February 27, 1996 between Olin and Chemical Mellon Shareholder Services, LLP, Rights Agent --
               Exhibit 1 to Olin's Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*
     (c)       Form of Senior Debt Indenture between Olin and Chemical Bank --
               Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental Indenture dated as of March 18, 1994 between Olin and Chemical Bank -- Exhibit 4(c) to Registration Statement No. 33-52771 and Second Supplemental Indenture dated as of December 11, 2001 between Olin and JPMorgan Chase Bank, formerly known as Chemical Bank -- Exhibit 4 to Form 8-K dated December 20, 2001.*
     (d) Form of Subordinated Debt Indenture between Olin and Bankers Trust Company-- Exhibit 4(i) to Registration Statement No. 33-4479.*
     (e) Credit Agreement dated as of January 3, 2002 among Olin and the banks named therein-- Exhibit 4 to Olin's Form 8-K dated January 10, 2002.*
     (f)       9.125% Senior Note Due 2011.

                  We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

   10(a)       1988 Stock Option Plan for Key Employees of Olin Corporation and
               Subsidiaries as amended through February 23, 1995--Exhibit 10(b)
               to Olin's Form 10-K for 1994.*
     (b)       Amended and Restated Employee Deferral Plan, effective November
               1, 1997, as amended and restated effective as of February 8, 1999
               -- Exhibit 10(c) to Olin's Form 10-K for 1998.*
     (c)       Olin Senior Executive Pension Plan amended as of July 27, 2000--
               Exhibit 10(d) to Olin's Form 10-Q for the quarter ended September
               30, 2000.*
     (d)       Olin Supplemental Contributing Employee Ownership Plan as amended through March 1, 2001-- Exhibit 10(d) to Olin's Form 10-Q for the
               quarter ended March 31, 2001.*
     (e)       Olin Corporation Key Executive Life Insurance Program-- Exhibit
               10(b) to Olin's Form 10-Q for quarter ended March 31, 1986.*
     (f)       Form of Olin Corporation Endorsement Split Dollar Agreement
               (effective January 1, 1993)--Exhibit 10(s) to Olin's Form 10-K
               for 1992.*
     (g)       Form of executive agreement between Olin and certain executive officers as amended December 10, 1998--Exhibit 10(h) to Olin's
               Form 10-K for 1998.*
     (h)       Form of special severance agreement provided to certain employees to become operative upon a "change in control" event -- Exhibit
               10(n) to Olin's Form 10-K for 1997.*
     (i)       Olin 1991 Long Term Incentive Plan, as amended through February
               23, 1995 -- Exhibit 10(u) to Olin's Form 10-K for 1994.*
     (j)       1997 Stock Plan for Non-Employee Directors as amended effective
               February 22, 2001 -- Exhibit 10(j) to Olin's Form 10-Q for the
               quarter ended March 31, 2001.*
     (k)       Olin Senior Management Incentive Compensation Plan, as amended through December 9, 1999--Exhibit A to Olin's 2000 Proxy
               Statement dated March 14, 2000.*
     (1)       Description of Restricted Stock Unit Awards granted under the
               Olin 1991 Long Term Incentive Plan-- Exhibit 10(bb) to Olin's
               Form 10-K for 1995.*
     (m)       Description of Restricted Stock Unit Awards granted under the
               2000 Long Term Incentive Plan.
     (n)       Form of EVA Incentive Plan (Management Incentive Compensation
               Plan)-- Exhibit 10(dd) to Olin's Form 10-K for 1996.*
     (o)       1996 Stock Option Plan for Key Employees of Olin Corporation and
               Subsidiaries-- Exhibit A to Olin's 1996 Proxy Statement dated
               March 12, 1996.*
     (p)       Olin Supplementary and Deferral Benefit Pension Plan restated as of February 8, 1999--Exhibit 10(s) to Olin's Form l0-Q for the
               quarter ended March 31, 1999.*
     (q)       Form of Senior Executive Retention Agreement between Olin and certain executive officers-- Exhibit 10(q) to Olin's Form 10-K for 1999.*
     (r)       Olin Corporation 2000 Long Term Incentive Plan as amended through
               October 25, 2001.
     (s)       2001 Performance Share Program -- Exhibit 10(w) to Olin's Form
               10-Q for quarter ended March 31, 2001.*
     (t)       Distribution Agreement between Olin Corporation and Arch
               Chemicals, Inc., dated as of February 1, 1999-- Exhibit 2.1 to
               Olin's Form 8-K filed February 23, 1999.*
     (u)       Partnership Agreement between Olin Sunbelt, Inc. and 1997
               Chloralkali Venture Inc. dated August 23, 1996--Exhibit 99.1 to
               Olin's Form 8-K dated December 3, 2001.*
     (v)       Amendment to Partnership Agreement between Olin Sunbelt, Inc. and
               1997 Chloralkali Venture Inc. dated December 23, 1997--Exhibit
               99.2 to Olin's Form 8-K dated December 3, 2001.*
     (w)       Amendment to Partnership Agreement between Olin Sunbelt, Inc. and
               1997 Chloralkali Venture Inc. dated December 23, 1997--Exhibit
               99.3 to Olin's Form 8-K dated December 3, 2001.*
     (x)       Amendment to Partnership Agreement between Olin Sunbelt, Inc. and
               1997 Chloralkali Venture Inc. dated April 30, 1998--Exhibit 99.4 to Olin's Form 8-K dated December 3, 2001.*
     (y)       Note Purchase Agreement dated December 22, 1997 between the
               Sunbelt Chlor Alkali Partnership and the Purchasers named
               therein--Exhibit 99.5 to Olin's Form 8-K dated December 3, 2001.*
     (z)       Guarantee Agreement dated December 22, 1997 between Olin and the
               Purchasers named therein--Exhibit 99.6 to Olin's Form 8-K dated
               December 3, 2001.*
     (aa)      Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein--Exhibit 99.7 to Olin's
               Form 8-K dated December 3, 2001.*
   11          Computation of Per Share Earnings (included in the Note--
               "Earnings Per Share" to Notes to Consolidated Financial
               Statements in Item 8.)
   12          Computation of Ratio of Earnings to Fixed Charges (unaudited).
   21          List of Subsidiaries.
   23          Consent of KPMG LLP dated March 4, 2002.

      *Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC File No. 1-1070 unless otherwise indicated.

      Any of the foregoing exhibits are available from the Company by writing to: Mr. Richard E. Koch, Vice President, Investor Relations and Public Affairs, Olin Corporation, 501 Merritt 7, P.O. Box 4500, Norwalk, CT 06856-4500.

(b) Reports on Form 8-K

      Form 8-K filed December 20, 2001, filing Second Supplemental Indenture with respect to 9.125% Senior Notes due 2011.

      Form 8-K filed December 3, 2001, filing certain documents related to the partnership between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc.

      Form 8-K furnished under Item 9 on October 2, 2001, furnishing a press release dated October 1, 2001, announcing Olin was lowering its third quarter diluted earnings per share projection.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2002           OLIN CORPORATION

                                  By /s/ JOSEPH D. RUPP
                                     ------------------

                                       Joseph D. Rupp
                                       President and
                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                     Signature                          Title                                 Date
                     ---------                          -----                                 ----
                 /s/ JOSEPH D. RUPP          President and Chief                          March 1, 2002
                                             Executive Officer and
                   Joseph D. Rupp            Director (Principal Executive Officer)

               /s/ DONALD W. GRIFFIN         Director and                                 March 1, 2002
                                             Chairman of the Board
                 Donald W. Griffin

               /s/ WILLIAM W. HIGGINS        Director                                     March 1, 2002

                 William W. Higgins

              /s/ RANDALL W. LARRIMORE       Director                                     March 1, 2002

                Randall W. Larrimore

                /s/ STEPHEN F. PAGE          Director                                     March 1, 2002

                  Stephen F. Page

           /s/ G. JACKSON RATCLIFFE, JR.     Director                                     March 1, 2002

             G. Jackson Ratcliffe, Jr.
                         .
               /s/ RICHARD M. ROMPALA        Director                                     March 1, 2002

                 Richard M. Rompala

              /s/ ANTHONY W. RUGGIERO        Executive Vice President and                 March 1, 2002
                                             Chief Financial Officer and Director
                Anthony W. Ruggiero          (Principal Financial Officer)

               /s/ MARY E. GALLAGHER         Vice President and Controller                March 1, 2002
                                             (Principal Accounting Officer)

                 Mary E. Gallagher