Form 10-Q
period 2002-03-31
OLIN CORP
filed 2002-05-14
CIK 74303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2002
                                ------------------------------------------------

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

Yes     X          No __________
    ---------

As of April 30, 2002, there were outstanding 46,883,701 shares of the registrant's common stock.

Part I - Financial Information

  Item 1.  Financial Statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                            Condensed Balance Sheets
                      (In millions, except per share data)

                                                    Unaudited
                                                     March 31,      December 31,
                                                       2002            2001
                                                   ----------       -----------
ASSETS
------
Cash and cash equivalents                          $    204.9       $    164.8
Short-term investments                                   25.0             36.8
Accounts receivable, net                                169.7            140.5
Inventories                                             198.4            223.2
Income taxes receivable                                  12.7              7.2
Other current assets                                     47.5             43.6
                                                   ----------       ----------
  Total current assets                                  658.2            616.1
Property, plant and equipment
 (less accumulated depreciation
  of $1,261.9 and $1,241.0)                             459.5            477.1
Other assets                                            122.4            125.9
                                                   ----------       ----------
Total assets                                       $  1,240.1       $  1,219.1
                                                   ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term borrowings and current
  installments of long-term debt                   $    101.5       $    101.5
Accounts payable                                         79.6             96.8
Income taxes payable                                      0.5              0.4
Accrued liabilities                                     126.8            136.5
                                                   ----------       ----------
  Total current liabilities                             308.4            335.2
Long-term debt                                          328.7            329.2
Deferred income taxes                                    73.9             72.1
Other liabilities                                       215.9            211.6
Commitments and contingencies
Shareholders' equity:
  Common stock, par value $1 per share:
     Authorized 120.0 shares
      Issued 46.8 shares (43.4 in 2001)                  46.8             43.4
  Additional paid-in capital                            257.4            204.3
  Accumulated other comprehensive loss                  (11.9)           (17.6)
  Retained earnings                                      20.9             40.9
                                                   ----------       ----------
  Total shareholders' equity                            313.2            271.0
                                                   ----------       ----------
 Total liabilities and shareholders' equity        $  1,240.1       $  1,219.1
                                                   ==========       ==========

_________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                   Condensed Statements of Income (Unaudited)
                     (In millions, except per share amounts)

                                                             Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                          2002            2001
                                                       ---------       ---------

Sales                                                  $   295.0       $   334.2
Operating Expenses:
  Cost of goods sold                                       270.1           294.9
  Selling and administration                                29.0            32.2
  Research and development                                   1.2             1.5
Loss of non-consolidated affiliates                          3.9             1.4
Interest expense                                             7.8             3.7
Interest income                                              0.8             0.4
Other income                                                 1.3             3.2
                                                       ---------       ---------
  Income (loss) before taxes                               (14.9)            4.1
Income tax provision (benefit)                              (3.6)            1.7
                                                       ---------       ---------
Net income (loss)                                      $   (11.3)      $     2.4
                                                       =========       =========

Net income (loss) per common share:
  Basic                                                $   (0.26)      $    0.06
  Diluted                                                  (0.26)           0.06

Dividends per common share                             $    0.20       $    0.20
Average common shares outstanding:
  Basic                                                     44.3            43.8
  Diluted                                                   44.3            44.0


____________________________
The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 Condensed Statements of Cash Flows (Unaudited)
                                  (In millions)

                                                                          Three Months
                                                                         Ended March 31,
                                                                         ---------------
                                                                        2002         2001
                                                                        ----         ----
Operating activities
--------------------
Net income (loss)                                                     $  (11.3)    $    2.4
Adjustments to reconcile income (loss) from operations to net cash and cash equivalents provided by operating activities
    Loss of non-consolidated affiliates                                    3.9          1.4
    Depreciation and amortization                                         21.3         20.4
    Deferred income taxes                                                  1.8          6.1
    Change in:
        Receivables                                                      (29.2)         6.2
        Inventories                                                       24.8          5.6
        Other current assets                                              (3.9)        (4.1)
        Accounts payable and accrued liabilities                         (21.9)       (49.3)
        Income taxes payable                                              (5.4)        (9.3)
        Noncurrent liabilities                                            (0.2)        (3.8)
Other operating activities                                                 4.5         (2.9)
                                                                      --------     --------
  Net operating activities                                               (15.6)       (27.3)
                                                                      --------     --------


Investing activities
--------------------
Capital expenditures                                                      (3.4)       (15.7)
Proceeds from sale of short-term investments                              11.0            -
Investments and advances-affiliated companies at equity                    1.0          2.9
Other investing activities                                                 0.3         (1.9)
                                                                      --------     --------
  Net investing activities                                                 8.9        (14.7)
                                                                      --------     --------

Financing activities
--------------------
Short-term debt borrowings                                                   -         16.4
Long-term debt:
  Borrowings                                                              34.7            -
  Repayments                                                             (35.2)        (0.4)
Issuance of common stock                                                  58.4            -
Purchases of Olin common stock                                            (2.5)       (12.5)
Stock options exercised                                                    0.1          1.8
Dividends paid                                                            (8.7)        (8.8)
Other financing activities                                                   -         (0.4)
                                                                      --------     --------
  Net financing activities                                                46.8         (3.9)
                                                                      --------     --------
  Net increase (decrease) in cash and cash equivalents                    40.1        (45.9)
Cash and cash equivalents, beginning of period                           164.8         56.6
                                                                      --------     --------
Cash and cash equivalents, end of period                              $  204.9     $   10.7
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

                 OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              (Tabular amounts in millions, except per share data)

1. We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Inventory consists of the following:

                                                  March 31,      December 31,
                                                    2002             2001
                                                    ----             ----
        Raw materials and supplies                $  113.8         $  119.4
        Work in process                               71.9             97.7
        Finished goods                                73.8             63.8
                                                  --------         --------
                                                     259.5            280.9
        LIFO reserve                                 (61.1)           (57.7)
                                                  --------         --------
        Inventory, net                            $  198.4         $  223.2
                                                  ========         ========

     Inventories are valued principally by the dollar value last-in, first-out
     (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at March 31, 2002, reflect certain estimates relating to inventory quantities and costs at December 31, 2002.

3. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
        Basic Earnings (Loss) Per Share                   2002         2001
        -------------------------------                   ----         ----
        Basic earnings (loss):
          Net income (loss)                             $(11.3)       $ 2.4

        Basic shares                                      44.3         43.8
        Basic earnings (loss) per share:
          Net income (loss)                             $(0.26)       $0.06

                                                             Three Months
                                                            Ended March 31,
                                                            ---------------
        Diluted Earnings (Loss) Per Share                  2002        2001
        ---------------------------------                  ----        ----

        Diluted earnings (loss):
          Net income (loss)                              $(11.3)       $ 2.4

        Diluted shares:
          Basic shares                                     44.3         43.8
          Stock options                                     -             .2
                                                         ------        -----
          Diluted shares                                   44.3         44.0
                                                         ======        =====
        Diluted earnings (loss) per share:
          Net income (loss)                              $(0.26)       $0.06


4. We are party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million in each of the three-month periods ended March 31, 2002 and 2001. Charges to income for investigatory and remedial efforts were material to operating results in 2001 and may be material to operating results in 2002. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $97 million at March 31, 2002 and $100 million at December 31, 2001, of which $75 million and $73 million were classified as other noncurrent liabilities, respectively.

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

5. The Board of Directors in April, 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. During the first three months of 2002, we repurchased 144,157 shares of our common stock.

6. We define segment operating income (loss) as earnings before interest expense, interest income, other income, and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.

                                                              Three Months
                                                             Ended March 31,
                                                             ---------------
                                                         2002            2001
                                                         ----            ----
        Sales:
           Chlor Alkali Products                       $   72.4        $  105.1
           Metals                                         160.4           173.5
           Winchester                                      62.2            55.6
                                                       --------        --------
        Total Sales                                    $  295.0        $  334.2
                                                       ========        ========

        Operating income (loss):
           Chlor Alkali Products                       $  (15.1)       $    4.3
           Metals                                           2.5             0.6
           Winchester                                       3.4            (0.7)
                                                       --------        --------
        Total operating income (loss)                      (9.2)            4.2
           Interest expense                                 7.8             3.7
           Interest income                                  0.8             0.4
           Other income                                     1.3             3.2
                                                       --------        --------
        Income (loss) before taxes                     $  (14.9)       $    4.1
                                                       ========        ========



     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which became effective and was adopted by us on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." Accordingly, we ceased amortizing goodwill totaling $42 million as of January 1, 2002.

     We are required to, and expect to, complete an initial impairment review of our goodwill balance during the second quarter of 2002. We do not expect to record an impairment charge upon completion of the initial review, however, there can be no assurance that at the time we complete the review we will not record an impairment loss. Any impairment loss will be measured as of the date of adoption of SFAS No. 142 and recognized as the cumulative effect of a change in accounting principle.

     If SFAS No. 142 had been in effect for the three months ended March 31, 2001, net income as reported of $2.4 million would have increased by $0.3 million, representing the elimination of goodwill amortization. Both reported basic net income per share of $0.06 and diluted net income per share of $0.06 would have remained the same, after giving effect to the elimination of goodwill amortization.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RECENT DEVELOPMENT
We announced on May 8, 2002 that we and Chase Industries Inc. ("Chase") have entered into a merger agreement under which Chase will become our wholly-owned subsidiary. Chase, with 2001 sales of $232 million, is a leading manufacturer and supplier of brass rod in the U.S. and Canada. Chase stockholders will receive a fixed exchange ratio of 0.64 shares of our common stock for each outstanding share of Chase common stock in a tax-free share exchange. We will issue approximately 10 million common shares under this agreement.

The transaction is conditioned on shareholder approval of both companies, regulatory clearance and other customary closing conditions. Court Square Capital Limited, an affiliate of Citicorp Venture Capital, which owns approximately 48% of Chase's outstanding common shares, has agreed to vote its shares in favor of this transaction. We expect that this transaction will be completed in the middle of the summer.

CONSOLIDATED RESULTS OF OPERATIONS


                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
($ in millions, except per share data)                          2002        2001
--------------------------------------------------------------------------------
Sales                                                           $295.0    $334.2
Gross Margin                                                      24.9      39.3
Selling and Administration                                        29.0      32.2
Interest Expense, net                                              7.0       3.3
Net Income (Loss)                                                (11.3)      2.4
Net Income (Loss) Per Common Share:
    Basic                                                       $(0.26)   $ 0.06
    Diluted                                                     $(0.26)   $ 0.06
--------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001
Sales decreased 11.7% due to lower selling prices, volumes, and metal values, offset in part by sales of $15 million from Monarch Brass and Copper Corp. ("Monarch"), which we acquired in June 2001. The price decreases were primarily related to lower Electrochemical Unit ("ECU") netbacks (gross price less freight, discount, etc.) in the Chlor Alkali Products segment. Sales volumes were lower in the Chlor Alkali Products and Metals businesses as sales volumes continued to be heavily impacted by a soft economy, particularly in the pulp and paper, electronics, telecommunications and coinage sectors.

Gross margin percentage decreased from 12% in 2001 to 8% in 2002 primarily due to lower ECU netbacks.

Selling and administration as a percentage of sales was 10% in 2002 and 2001. Selling and administration expenses were $3.2 million lower than in 2001 due to lower administration expenses, primarily reduced salaries resulting from the voluntary retirement program at Chlor Alkali Products and lower bad debt expense.

The decrease in operating results from the non-consolidated affiliates was due primarily to the lower operating results from the Sunbelt joint venture, which was adversely impacted by lower ECU pricing.

Interest expense, net of interest income, increased from 2001 primarily due to the additional interest expense on the $200 million that we borrowed in December 2001, partially offset by higher interest income resulting from higher short-term investments.

The effective tax rate decreased to 24.0% from 41.5%. The tax benefit recorded on the loss in 2002 was less than the statutory rate because we are accruing interest on taxes which may become payable in the future.

Other income decreased from 2001 primarily due to a nonrecurring fee payment which we received in 2001.

SEGMENT OPERATING RESULTS
We define our segment operating results as earnings before interest expense, interest income, other income and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses.

CHLOR ALKALI PRODUCTS                                             Three Months
                                                                 Ended March 31,
                                                                 ---------------
($ in millions)                                                2002        2001
--------------------------------------------------------------------------------
Sales                                                         $72.4      $105.1
Operating Income (Loss)                                       (15.1)        4.3


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001
Sales decreased 31% from 2001 primarily due to lower selling prices and volumes. Soft market conditions have caused a decrease in our ECU netback, excluding our Sunbelt plant, to approximately $235 in the first quarter of 2002, from $335 in the first quarter of 2001. This compares with our ECU netback of approximately $275 in the fourth quarter of 2001. The lack of pick up in caustic demand in key end-use markets has kept chlor alkali operating rates (for us and the industry) in the low to high 80% range over the course of the first quarter. Our operating results are lower in 2002 primarily due to lower prices and volumes and higher losses from the Sunbelt joint venture, offset in part by lower operating costs. Relatively low caustic demand and the resulting low operating rates, combined with a significant increase in chlorine demand, have created a tight supply of chlorine. The continued improvement in EDC (ethylene dichloride) pricing and volumes to the Asian markets is having a favorable effect on chlorine prices and sales volumes. We believe all producers announced in the first quarter of 2002, a $50 per ton increase on chlorine, to be effective for the second quarter of 2002 or as contracts permit.

METALS                                                            Three Months
                                                                 Ended March 31,
                                                                 ---------------
($ in millions)                                                 2002        2001
--------------------------------------------------------------------------------
Sales                                                          $160.4     $173.5
Operating Income                                                  2.5        0.6

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001
Sales decreased 8% due to a decline in selling prices, metal values and volumes. First quarter 2002 sales include $15 million from Monarch. Volumes, excluding Monarch, were down and were also negatively impacted by a less favorable sales mix. Strip shipments to the automotive industry in the first quarter were ahead of last year's first quarter. A.J. Oster's sales were higher than last year. Shipments to all other sectors, primarily electrical connector, telecommunications, and coinage, were lower than last year's levels.

Metals' operating income increased in 2002 primarily due to reduced manufacturing costs. The lower costs in 2002 include the benefit of the early retirement incentive plan implemented in 2001, the idling of the mill at Indianapolis, and the absence of the effect of the strike in 2001. First quarter 2001 sales and profits were adversely affected by a strike at the East Alton, IL, facility that manufactures products for both the Metals and Winchester segments.

WINCHESTER                                                       Three Months
                                                                Ended March 31,
                                                                ---------------
($ in millions)                                                2002        2001
--------------------------------------------------------------------------------
Sales                                                          $62.2      $55.6
Operating Income (Loss)                                          3.4       (0.7)


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001
Sales in 2002 were 12% higher than 2001 primarily due to the increase in domestic commercial ammunition demand. International sales were down from last year due to the difficulty in obtaining export licenses from the State Department. As a result of higher sales, Winchester posted operating income of $3.4 million compared with a loss of $0.7 million in the strike-impacted first quarter of 2001. The increase in sales and the absence of the effect of the 2001 strike, more than offset the 2001 non-recurring income from the settlement of a claim and were the main contributors to the increase in operating income.

2002 OUTLOOK
In 2002, interest expense will be higher due to our $200 million 9.125% Senior Notes offering in December 2001, offset in part by the income from the temporary investment of funds to be used to retire the $100 million 8% notes maturing in June 2002. While business conditions in certain of our downstream markets remain below normal levels, there are some early signs of recovery. Based on normal seasonal factors affecting Winchester, and the expected gradual improvement in the economy that will benefit Metals and Chlor Alkali Products, we anticipate an improvement in our quarterly results as the year progresses.

In the second quarter of 2002, we expect our performance to improve and we project that our EPS loss will be in the $0.15 range primarily due to higher earnings in the Metals segment and income of approximately $0.05 per share from an insurance settlement, which should be somewhat offset by lower ECU selling prices.

Due to the timing of the announcement of the recently implemented chlorine price increases and the nature of our contracts, the price increases did not have any significant effect in the first quarter but should favorably affect our second quarter chlorine contract prices. However, the continued excess supply of caustic relative to demand is having a very negative effect on caustic prices, which will result in lower overall ECU prices in the second quarter than we experienced in the first quarter. We forecast that the second quarter will be the low point this year for our ECU prices and our profitability, and that prices will improve in the third quarter as a greater percentage of our contracts reflect the higher chlorine prices that are in the market today.

Our projection for Metals in the second quarter is that overall demand from our customers will improve over first quarter levels. While the telecommunications sector is still weak, automobile manufacturers are raising their production schedules. Coinage demand is improving. The high level of new building permits indicates future strength of the housing industry for Brass products. Confirming our earlier belief that inventory in the field has been depleted, demand from our distribution centers has increased considerably. As a result of higher demand, we are beginning to place in production certain equipment at our Indianapolis facility, which had been idled. Given the cost reduction actions we implemented last year, we believe this increase in sales volumes will have a favorable impact on our profits in the second quarter.

For the second quarter, Winchester's sales and operating results will likely decrease modestly from their first-quarter level due to the fact that certain sales initiatives were offered in the first quarter due to a dating program.

ENVIRONMENTAL MATTERS
In the three months ended March 31, 2002 and 2001, we spent approximately $6 million and $5 million, respectively, for investigatory and remediation activities associated with former waste sites and past operations. Spending for environmental investigatory and remedial efforts for the full year 2002 is estimated to be between $20 and $25 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $4 million in each of the three-month periods ended March 31, 2002 and 2001. Charges to income for investigatory and remedial efforts were material to operating results in 2001 and may be material to operating results in 2002 and future years.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $97 million at March 31, 2002 and $100 million at December 31, 2001, of which $75 million and $73 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $40 to $50 million over the next several years, $20 million to $25 million of which is expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us, which could have a material adverse effect on our operating results and financial condition.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

CASH FLOW DATA
                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
Provided By (Used For) ($ in millions)                         2002        2001
-------------------------------------------------------------------------------
Net Operating Activities                                     $(15.6)     $(27.3)
Capital Expenditures                                           (3.4)      (15.7)
Net Investing Activities                                        8.9       (14.7)
Purchases of Olin Common Stock                                 (2.5)      (12.5)
Net Financing Activities                                       46.8        (3.9)

In 2002, income from operations exclusive of non-cash charges, proceeds from the refinancing of the tax-exempt debt and the issuance of common stock and cash equivalents on hand were used to finance our working capital requirements, capital and investment projects, dividends, the purchase of our common stock and long-term debt repayments.

OPERATING ACTIVITIES
In 2002, the decrease in cash used by operating activities was primarily attributable to a lower investment in working capital, offset in part by lower operating results. The liquidation of lower 2001 year-end accounts payable and accrued liability balances was the main contributor to the reduced working capital requirements. Additionally, the current accounts payable and accrued liability levels are lower than normal primarily due to the lower volume of Metals business resulting from the impact of the soft economy on our customers and the declining prices and volumes in our chlor alkali business.

INVESTING ACTIVITIES
Capital spending of $3.4 million in the first three months of 2002 was $12.3 million lower than in the corresponding period in 2001. The capital spending decrease was primarily due to the completion of the high performance alloys projects that were begun in 2000 and completed in 2001. For the total year, we plan to manage our capital spending at a level of approximately 50% of depreciation or about $40 million, compared to 76% of depreciation or $65 million in 2001.

In January 2002, we received $11.0 million from the sale of the stock of Prudential Insurance Company. We were awarded these shares of stock in 2001 as a result of Prudential's conversion from a mutual company to a stock company.

FINANCING ACTIVITIES
At March 31, 2002, we had a $140 million line of credit under an unsecured revolving credit agreement with a group of banks, all of which was available. On January 3, 2002, we entered into a new three-year senior revolving credit facility of $140 million, including a sublimit for letters of credit. The new facility replaced our then existing credit facilities and will expire on January 3, 2005. We may select various floating rate borrowing options. The senior credit facility includes various customary restrictive convenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization ("leverage ratio") and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense ("coverage ratio"). In the event that the leverage ratio equals or exceeds 3.75, we are required under this senior credit facility to grant a security interest in all of our U.S. inventory and accounts receivables. No assets of our subsidiaries will secure our obligation under our senior credit facility.

In December 2001, we sold $200 million of 9.125% Senior Notes with a maturity date of December 15, 2011. We plan to use $100 million from the proceeds of the offering to repay the 8% notes due in June 2002. In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price initially of $17.50. Net proceeds from this sale were approximately $56 million and will provide liquidity and financial flexibility, and strengthen our financial position. The net proceeds are available for general corporate purposes.

In March 2002, we also refinanced $35 million of tax-exempt debt to create additional capacity under our revolving credit facility by eliminating the need for an equivalent amount of letters of credit. This action increased our potential liquidity by $35 million.

During the first three months of 2002 and 2001, we used $2.5 million and $12.5 million to repurchase 144,157 and 618,870 shares of our common stock, respectively. Approximately 154,000 shares remain to be repurchased under our two previously approved stock repurchase programs.

The percent of total debt to total capitalization decreased to 58% at March 31, 2002, from 61% at year-end 2001 and was 44% at March 31, 2001. The decrease from year-end 2001 was due primarily to the increase in shareholder's equity resulting from the issuance of approximately 3.3 million shares in March 2002.

In 2002, we paid a first-quarter dividend of $0.20 per share. In April 2002, our Board of Directors declared a quarterly dividend of $0.20 per share on our common stock, which is payable on June 10, 2002, to shareholders of record on May 10, 2002.

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

LIQUIDITY AND OTHER FINANCING ARRANGEMENTS
Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations, short-term borrowings under a senior revolving credit facility and other financing agreements. We also have access to the debt and equity markets.

Cash flow from operations is subject to change as a result of the cyclical nature of our operating results, which have been affected recently by the economic downturn and resulting decline in demand from many of the industries served by us, such as automotive, electronics and the telecommunications sectors. In addition, cash flow from operations is affected by considerable changes in ECU prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having tremendous leverage on our earnings. A $10 per ECU price change equates to an $11 million pretax profit change when we are operating at full capacity.

Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of March 31, 2002, we had long-term borrowings of $430 million of which $1 million was at variable rates. We have entered into interest rate swaps on approximately $140 million of our underlying debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. Annual maturities of long-term debt at December 31, 2001, are $102 million in 2002; $2 million in 2003; $27 million in 2004; $63 million in 2005; $1 million in 2006 and $236 million thereafter. We plan to use a portion of net proceeds from the offering of our $200 million 9.125% Senior Notes to repay the $100 million 8% notes due June 2002.

We use operating leases for certain purposes, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001 are as follows: $21 million in 2002; $20 million in 2003; $18 million in 2004; $16 million in 2005; $15 million in 2006 and $61 million thereafter. Assets under capital leases are not significant.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. ("Alliance"), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract. In addition, we are obligated to make a monthly payment of approximately $200 thousand to an outside third party. Commitments related to this agreement are approximately $2 million per year for each year of 2002 through 2006 and a total of $12 million thereafter.

We utilize a credit facility, standby letters of credit and guarantees. In January 2002, we entered into a new senior revolving credit facility with a group of banks. This credit facility is described above under the caption, "Financing Activities". As of March 31, 2002, we did not have any outstanding borrowings under this credit facility.

At March 31, 2002, we had outstanding standby letters of credit of $48 million. These letters of credit were used primarily to support certain long-term debt and self-insurance obligations.

We and our partner PolyOne Corporation ("PolyOne") own equally the Sunbelt Chlor Alkali Partnership ("Sunbelt joint venture"). The partnership owns assets with productive capability to manufacture 275 thousand tons of caustic soda and 250 thousand tons of chlorine annually. We market all of the caustic soda production for the venture, while all of the chlorine production is required to be purchased by Oxy Vinyls (a joint venture between OxyChem and PolyOne) based on a formula tied to the market price of chlorine. The construction of this plant and equipment was financed by the issuance of $195 million of Guaranteed Secured Senior Notes due 2017. The Sunbelt joint venture sold $97.5 million of Guaranteed Secured Senior Notes due 2017, Series O, and $97.5 million of Guaranteed Secured Senior Notes due 2017, Series G. We refer to these notes as the Sunbelt Notes. The Sunbelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12 million of the Sunbelt Notes, of which approximately $6 million is attributable to Series O of the Sunbelt Notes. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

NEW ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies certain criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. We adopted the provisions of SFAS No. 141 on July 1, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective and was adopted by us on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." Accordingly, we ceased amortizing goodwill totaling $42 million as of January 1, 2002.

We are required to, and expect to, complete an initial impairment review of our goodwill balance during the second quarter of 2002. We do not expect to record an impairment charge upon completion of the initial review, however, there can be no assurance that at the time we complete the review we will not record an impairment loss. Any impairment loss will be measured as of the date of adoption of SFAS No. 142 and recognized as the cumulative effect of a change in accounting principle.

If SFAS No. 142 had been in effect for the three months ended March 31, 2001, net income as reported of $2.4 million would have increased by $0.3 million, representing the elimination of goodwill amortization. Both reported basic net income per share of $0.06 and diluted net income per share of $0.06 would have remained the same, after giving effect to the elimination of goodwill amortization.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. At this time, it is not practical to reasonably estimate the impact of adopting this statement on our financial statements.

The FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. In addition, it broadened the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. At the time of adoption on January 1, 2002, this statement did not have a material impact on our financial statements.

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

Certain raw materials, namely copper, lead and zinc, used primarily in our Metals and Winchester segments' products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of March 31, 2002, we maintained open positions on futures contracts totaling $71 million. Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $7.1 million increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of March 31, 2002, we had long-term borrowings of $430 million of which $1 million was at variable rates. We have entered into interest rate swaps on approximately $140 million of our underlying debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (5.55125% at March 31, 2002). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on June 15, 2002. We estimate that the rates will be between 5% and 6%. During 1992, we swapped interest payments on $50 million principal amount of our 8% notes due 2002, to a floating rate (1.91375% at March 31, 2002). In June 1995, we offset this transaction by swapping interest payments to a fixed rate of 6.485%.

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

We have used the words "anticipate," "intend," "may," "expect," "believe," "should," "plan," "will," "estimate," and variations of such words and similar expressions in this quarterly report to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward looking-statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks, uncertainties and assumptions that are involved in our forward-looking statements include but are not limited to:

     . general economic, business and market conditions in the United States and other countries, including economic instability or a downturn in the business segments served by us, such as automotive, electronics, coinage, telecommunications, ammunition and housing;

     .   the cyclical nature of our operations;

     . competitive pressures affecting prices and volumes, particularly changes in ECU prices from expected levels;

     . the supply/demand balance for our products, including the impact of excess industry capacity;

     . the occurrence of unexpected manufacturing interruptions/outages, including those occurring as a result of production hazards;

     .   efficacy of new technologies;

     .   loss of key customers or suppliers;

     . acceleration or expansion of backward integration by current and potential customers;

     . higher-than-expected raw material, utility, transportation and/or logistics costs;

     .   failure to achieve targeted cost reduction programs;

     . environmental costs and other expenditures in excess of those projected;

     .   changes in laws and regulations inside or outside the United States;

     .   higher-than-expected interest rates;

     . the outcome of ongoing tax audits which may result in additional tax payments; and

     . the occurrence of extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001.

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

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits
               --------

               12.  Computation of Ratio of Earnings to Fixed Charges
                    (Unaudited).


          (b)  Reports on Form 8-K
               -------------------

               Form 8-K filed January 10, 2002 announcing that Olin entered into a new senior revolving credit facility on January 3, 2002, which replaced its existing credit facilities.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OLIN CORPORATION
                                              (Registrant)



                                             By: /s/ A. W. Ruggiero
                                                 ----------------------
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Authorized Officer)



Date: May 14, 2002

                                  EXHIBIT INDEX


Exhibit
  No.          Description
-------        -----------

  12.          Computation of Ratio of Earnings to Fixed Charges (Unaudited).