Form 10-K/A
period 2001-12-31
OLIN CORP
filed 2002-08-13
CIK 74303

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ---------------------
                                  Form 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ______ to ______

                         Commission file number 1-1070

                               OLIN CORPORATION
            (Exact name of registrant as specified in its charter)
                      Virginia                      13-1872319
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)       Identification No.)
           501 Merritt 7, P.O. Box 4500,
                     Norwalk, CT                    06856-4500
          (Address of principal executive           (Zip code)
                      offices)

      Registrant's telephone number, including area code: (203) 750-3000
                             ---------------------
          Securities registered pursuant to Section 12(g) of the Act:

                                              Name of each exchange
           Title of each class                 on which registered
           -------------------                ---------------------
              Common Stock,                  New York Stock Exchange
          par value $1 per share              Chicago Stock Exchange
                                              Pacific Exchange, Inc.
    Series A Participating Cumulative
     Preferred Stock Purchase Rights         New York Stock Exchange
                                              Chicago Stock Exchange
                                              Pacific Exchange, Inc.

                             ---------------------
       Securities registered pursuant to Section 12(g) of the Act: None
                             ---------------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [_]

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

                      DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the following document are incorporated by reference in this Form
                           10-K as indicated herein:

                                         Part of 10-K into which
                     Document                 incorporated
                     --------            -----------------------
             Proxy Statement relating
                   to Olin's 2002               Part III
                 Annual Meeting of
                    Shareholders

================================================================================

                                    PART I

Item 1. BUSINESS

GENERAL

   Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Norwalk, Connecticut. It is a manufacturer concentrated in three business segments: Chlor Alkali Products, Metals and Winchester(R).

   Chlor Alkali Products, which represents 30% of 2001 sales, manufactures chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid and bleach products. Metals products, which represents 49% of 2001 sales, include copper and copper alloy sheet, strip and foil, welded tube, fabricated parts, metal packages and stainless steel strip. Winchester products, which represents 21% of 2001 sales, include sporting ammunition, canister powder, reloading components, small caliber military ammunition and industrial cartridges.

PRODUCTS, SERVICES AND STRATEGIES

                             Chlor Alkali Products

 Products and Services

   We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the U.S. chlor alkali market. According to data from Chemical Market Associates, Inc. (CMAI), we are the fourth largest chlor alkali producer in the United States, with capacity of 1.15 million Electrochemical Units, or ECUs, per year, including 50% of the production from our joint venture with PolyOne Corporation, which we refer to as our Sunbelt joint venture. CMAI is a global petrochemical, plastics and fibers consulting firm established in 1979. According to CMAI data, we are the largest producer measured by production volume of chlorine and caustic soda in the eastern United States, with facilities located in Mclntosh, Alabama, Charleston, Tennessee, Augusta, Georgia, and Niagara Falls, New York. Since transportation costs can be a significant part of the final cost of the product to the customer, our close proximity to our customers is a competitive advantage. Approximately two-thirds of our caustic soda production is high purity membrane and rayon grade, which according to CMAI data normally commands a premium selling price in the market.

   Chlorine and caustic soda are co-produced commercially primarily by the electrolysis of salt. These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The industry refers to this as an ECU. Much of the chlorine produced in the U.S. is consumed by the producing company to make downstream products. We sell a substantial portion of the chlorine and caustic produced to third parties.

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

   The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added. Because chlorine and caustic are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product. Prices for both products respond rapidly to changes in supply and demand. ECU prices experienced the most recent sustained peak in 1995, with the subsequent trough coming in 1999. Prices peaked again in early 2001 and have since retreated. In the period 1991-2001, average ECU prices as reported by CMAI have been in excess of approximately $425 and as low as approximately $150.

   Raw materials, including electricity, represent approximately 60% of the total cost of producing an ECU. Electricity is the single largest variable cost component in the production of chlor alkali products. Our electricity costs have been stable over the last ten years because we are supplied by utilities that primarily utilize coal, hydroelectric and nuclear power and have relatively minor exposure to natural gas. The commodity nature of this industry places an added emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry. In addition, as market demand grows in the future, the design of our Sunbelt plant will enable us to expand capacity cost-effectively. Electricity and salt are the major purchased raw materials for our Chlor Alkali Products segment. Our Chlor Alkali Products segment buys electricity from utilities that primarily produce power from coal, hydroelectric and nuclear sources. We have contracts which are based on large non-seasonal usage. The majority of our Chlor Alkali Products segment's salt is produced from internal resources but we do purchase salt on the merchant market. We have contracts for our purchased salt, which are also based on large non-seasonal usage.

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

                                                                                                  Major Raw Materials
                                                                                                   & Components for
 Products & Services                      Major End Uses                      Plants & Facilities  Products/Services
 -------------------  ------------------------------------------------------- ------------------- --------------------
Chlorine/caustic soda Pulp & paper processing, chemical manufacturing,         Augusta, GA        salt, electricity
                      water purification, manufacture of vinyl chloride,       Charleston, TN
                      bleach, swimming pool chemicals & urethane               McIntosh, AL
                      chemicals                                                Niagara Falls, NY
Sodium hydrosulfite   Paper, textile & clay bleaching                          Augusta, GA        caustic soda, sulfur
                                                                               Charleston, TN     dioxide
                                                                               Salto, Brazil
Sodium hypochlorite   Household cleaners, laundry bleaching, swimming          Augusta, GA        chlorine, caustic
                      pool sanitizers, semi-conductors, water treatment,       Charleston, TN     soda
                      textiles, pulp & paper and food processing               McIntosh, AL
                                                                               Niagara Falls, NY
Hydrochloric acid     Steel, oil & gas, plastics, organic chemical synthesis,  Augusta, GA        chlorine, hydrogen
                      water and wastewater treatment, brine treatment,         Charleston, TN
                      artificial sweeteners, pharmaceuticals, food             Niagara Falls, NY
                      processing and ore and mineral processing

 Strategies
   Continued Role as a Preferred Supplier to Merchant Market Customers. Based on our market research, we believe our Chlor Alkali Products business is viewed as a preferred supplier by our merchant market customers. We will continue to focus on providing quality customer service to our merchant market customers. Our chlorine customers are more concentrated in the faster growing end-markets for chlorine, such as inorganics and urethanes, and less concentrated in the slower growing, but larger, organics and vinyls markets. We also plan to continue developing relationships with these customers and other customers in higher growth-end markets.
   Pursue Incremental Expansion Opportunities. Recently, we have invested in capacity and product upgrades in our chemically processed salt, hydrochloric acid, sodium hypochlorite and hydrogen businesses. These expansions will increase our captive use of chlorine while increasing the sales of these co-products. These niche markets provide opportunities to upgrade chlorine and caustic to higher value-added applications. We also have the opportunity, when market conditions permit, to pursue incremental expansion at our Sunbelt Chlor Alkali Partnership which we own equally with PolyOne Corporation (the Sunbelt joint venture). The Sunbelt joint venture owns assets with productive capability to manufacture 275 thousand tons of caustic soda and 250 thousand tons of chlorine on an annual basis.

                                    Metals

 Products and Services
   We have been in the Metals business for approximately 85 years. Based on Copper Development Association Inc. (CDA) data, we are a leading manufacturer of brass and other copper alloy sheet and strip in the United States. CDA acts for the U.S. copper and brass industry as a central authoritative source of data and information pertaining to copper and its alloys. We also reroll and form other metals. We believe that we hold the leading share of the U.S. copper and copper alloy sheet, strip, plate and foil market. We refer to this market as the copper sheet and strip market. We also believe we hold leading positions for premium priced, high performance alloys in the United States. We participate in non-U.S. markets for high performance alloys through exports, technology licensing, joint ventures and local distribution. Participants in the copper sheet and strip market include integrated brass mills, reroll mills and distributors, with many participants engaging in multiple roles. We believe that we are the largest U.S. participant in each of these categories. We believe that our status as the largest U.S. participant affords us a favorable industry position as one of the lowest cost producers. We also believe we are a quality and service leader and a specialty product innovator.

   All of our mills are both QS9000 and ISO 9000 certified. QS9000 is a quality standard used by the major automotive companies to certify the production quality of its suppliers. ISO 9000 is a set of five individual, but related international standards on quality management and assurance developed by the International Organization for Standardization to help companies effectively document the quality system elements to be implemented to maintain an effective quality system. We maintain many technological advantages over our competition through our patent-protected technologies. We believe our high performance alloys provide superior strength, conductivity and formability to customers in the automotive, electrical, electronic and telecommunications industries. We currently hold 29 U.S. patents associated with high performance alloys and 64 other U.S. patents related to various proprietary processing and technical capabilities, many of which are also registered in foreign jurisdictions. To further our global presence, we have established a joint venture with Yamaha Corporation in Japan to produce high performance alloys and a technical alliance with Wieland-Werke A.G of Germany under which we jointly develop new high performance alloys and participate in an alloy licensing arrangement. These two relationships provide us with greater global reach and enable us to participate in the Asian and European high performance alloys markets. In June 2001, we acquired the stock of Monarch Brass & Copper Corp., which we refer to as Monarch, for approximately $48 million. Monarch was a privately held, specialty copper alloy manufacturer headquartered in Waterbury, CT, with annual revenues of approximately $95 million in 2000. Monarch enhances our high performance copper alloy production capabilities and expands our portfolio of products.

   In addition, through sales of our clad metal, produced by a proprietary cladding process, we believe we are a major supplier of coinage metal to the U.S. Mint. We also supply coinage metal to the Canadian and Mexican governments. Our Metals segment produces ammunition cartridge cups for use captively in the manufacture of our Winchester sporting ammunition, which constitutes a small portion of our total Metals segment output. We also sell cartridge brass to other ammunition makers. This relationship with Winchester, along with our growing fabrication business for select customers, provides us with a significant customer base.

   Brass and other copper alloys are manufactured by melting copper together with various combinations of zinc, lead or other metals. The resulting product goes through a series of processes, including casting, hot rolling, milling, cold rolling, annealing, cleaning and slitting. The principal end-use markets for metal products include: automotive for connectors and radiators; electronics for lead frames, connectors, wiring and telecommunications applications; ammunition; coinage; and other applications such as builder's hardware, plumbing supplies and welding tube for utility condensers and industrial heat exchangers. The major raw materials used in our Brass business are copper, zinc and other non-ferrous metals, purchased from merchants, dealers and customers at market prices as posted on exchanges such as the Commodity Metals Exchange (COMEX) and the London Metals Exchange (LME).

   Historically, the copper sheet and strip market has exhibited growth consistent with the growth in the U.S. gross domestic product. In the late 1990's and in 2000, this market expanded at a rapid pace principally due to the strength of the U.S. economy. From 1997 to 2000, the market grew at an annualized growth rate of approximately 8%. In 2001 and into 2002, the copper sheet and strip market has been facing lower volume demands because of the economic downturn.

   The following table lists products and services of our Metals business, with principal products on the basis of annual sales highlighted in bold face.

                                                                                             Major Raw Materials &
                                                                                                Components for
  Products and Services                 Major End Uses               Plants & Facilities/*/    Products/Services
  ---------------------    ---------------------------------------- ------------------------ ---------------------
Copper & copper alloy      Electronic connectors, lead frames,      Bryan, OH                 copper, zinc &
 sheet & strip (standard & electrical components, communications,   East Alton, IL            other nonferrous
 high performance)         automotive, builders' hardware, coinage, Indianapolis, IN (idled)  metals
                           ammunition                               Seymour, CT
                                                                    Waterbury, CT (two
                                                                    locations)
                                                                    Iwata, Japan
                                                                    (Yamaha-Olin
                                                                    Metal Corporation)

Network of metals service  Electronic connectors, electrical        Allentown, PA             copper & copper
 centers                   components, communications,              Alliance, OH              alloy sheet, strip,
                           automotive, builders' hardware,          Caguas, PR                tube & steel &
                           household products                       Carol Stream, IL          aluminum strip
                                                                    Suwanee, GA
                                                                    Warwick, RI
                                                                    Watertown, CT
                                                                    Yorba Linda, CA
                                                                    Queretaro, Mexico
                                                                    (Olin Global Services
                                                                    Mexico, S.A. de C.V.)

                                                                                                            Major Raw Materials &
                                                                                                               Components for
    Products and Services                         Major End Uses                     Plants & Facilities/*/   Products/Services
    ---------------------      ----------------------------------------------------- ---------------------  ---------------------
Posit-bond(R) clad metal       Coinage strip & blanks                                   East Alton, IL      cupronickel, copper
                                                                                                            & aluminum

Rolled copper foil,            Printed circuit boards, electrical & electronic,         Waterbury, CT       copper & copper
 Copperbond(R) foil, stainless automotive                                                                   alloy sheet, strip
 steel strip                                                                                                and foil and
                                                                                                            stainless steel strip

Copper alloy welded tube       Utility condensers, industrial heat exchangers,          Cuba, MO            copper alloy strip
                               refrigeration & air conditioning, builders' hardware,
                               automotive

Fabricated products            Builders' hardware, cartridge cases, transportation,     East Alton, IL      copper, copper alloy
                               household & recreational products                                            and stainless steel
                                                                                                            strip

High performance, high         All industry market segments;                            New Bedford, MA     all metals, metal
 reliability, hermetic metal   computer, communications, medical, industrial,                               alloys, metal matrix
 packages for                  instrumentation, automotive, consumer, aerospace                             composites, special
 microelectronics industry     and military                                                                 alloys and glasses

* If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated.

 Strategies

   Continue Profitable Growth Globally. Our strategy is to be a leading worldwide supplier of specialty copper-based products and related engineered materials. We intend to achieve this goal by building our high performance alloys business on a global basis. In 2001, we took a number of actions to further develop our global presence, including expanding our high quality integrated mill at East Alton, Illinois, acquiring Monarch and entering into a technical alliance with Wieland-Werke under which we jointly develop new high performance alloys and participate in an alloy licensing arrangement.

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

                                  Winchester

 Products and Services

   Winchester is in its 135th year of operation. Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers, law enforcement agencies and domestic and international militaries. We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Our legendary Winchester product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, canister powder, reloading components and industrial cartridges. We believe we are the market leader in both shotshell and centerfire pistol ammunitions. We expect the sporting ammunition industry to show a relatively flat growth profile for 2002 to 2004.

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

   Winchester purchases raw materials such as lead and zinc from merchants, dealers and customers at market prices as posted on exchanges such as the COMEX and LME. Winchester also purchases copper-based strip and cups from our Metals segment. Winchester's other main raw material is propellant, which is purchased predominately from one of the United States' largest propellant suppliers.

   The following table lists products and services of our Winchester business, with principal products on the basis of annual sales highlighted in bold face.

                                                                                                    Major Raw
                                                                                                   Materials &
                                                                                                 Components for
Products & Services                           Major End Uses           Plants & Facilities      Products/Services
-------------------                  --------------------------------- ------------------- ----------------------------
Winchester(R) sporting               Hunters & recreational shooters,  East Alton, IL      brass, lead, steel, plastic,
  ammunition (shot-shells, small     law enforcement agencies          Geelong, Australia  propellant, explosives
  caliber centerfire & rimfire
  ammunition)
Small caliber military               Infantry and mounted weapons      East Alton, IL      brass, lead, propellant,
   ammunition                                                                              explosives
Government-owned arsenal             Maintenance of U.S. Army laid-    Baraboo,WI          subcontracted &
   operation                         away production plant                                 government-supplied
                                                                                           components
Industrial products (8 gauge loads & Maintenance applications in power East Alton, IL      brass, lead, plastic,
  powder-actuated tool loads)        & concrete industries, powder-    Geelong, Australia  propellant, explosives
                                     actuated tools in construction
                                     industry

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

CUSTOMERS AND DISTRIBUTION

   During 2001, no single customer accounted for more than 5% of consolidated sales. Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for 8% of consolidated sales in 2001. Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales. We sell some of our products, such as sporting ammunition and brass, to a large number of users or distributors, while we sell others, such as chlorine and caustic soda, in substantial quantities to a relatively small number of industrial users. We discuss the customers for each of our three businesses in more detail above under "Products and Services."

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

COMPETITION

   We are in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses. We are among the largest manufacturers or distributors in the United States of ammunition, copper alloys and certain chlor alkali products based on data provided by the Sporting Arms and Ammunition Manufacturers' Institute (SAAMI), CDA and CMAI, respectively. Founded in 1926, SAAMI is an association of the nation's leading manufacturers of sporting firearms, ammunition and components. We encounter competition in price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.

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

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS

                                                              2001  2000  1999
                                                              ----  ----  ----
                                                               ($ in millions)
 Cash Outlays:
    Remedial and Investigatory Spending (Charged to Reserve). $ 26  $ 30  $ 21
    Capital Spending.........................................    3     3     3
    Plant Operations (Charged to Cost of Goods Sold).........   17    17    17
                                                              ----  ----  ----

 Total Cash Outlays.......................................... $ 46  $ 50  $ 41
                                                              ====  ====  ====

 Reserve for Environmental Liabilities:
    Beginning Balance........................................ $110  $125  $129
    Charges to Income........................................   14    15    17
    Business Acquired........................................    2    --    --
    Remedial and Investigatory Spending......................  (26)  (30)  (21)
                                                              ----  ----  ----

  Ending Balance............................................. $100  $110  $125
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

   Sensitivity to Global Economic Conditions and Cyclicality--Our operating results could be negatively affected during economic downturns.

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

   The terrorist attacks of September 11th created many economic and political uncertainties and have had a negative impact on the global economy. The long-term effects of these attacks on our future operating results and financial condition are unknown. The national and international responses to terrorist attacks and the potential for additional terrorist attacks or similar events could have further material adverse effects on the economy in general, on our industry and on our operations.

   Cyclical Pricing Pressure--Our profitability could be reduced by declines in average selling prices in the industries in which we operate, particularly declines in the ECU netback (gross price less freight, discounts, etc.).

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

   Indebtedness--Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligation under our indebtedness.

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


   Debt Service--We may not be able to generate sufficient cash to service our debt, which may require us to refinance our indebtedness or default on our scheduled debt payments. Our ability to generate cash depends on many factors beyond our control.

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

   After taking into consideration our interest-rate swaps which convert our fixed rate debt to a variable rate, at December 31, 2001 approximately 20% of our indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, our costs relative to those obligations would also rise.

   Imbalance in Demand for Our Chlor Alkali Products--A loss of customers for our chlorine or caustic soda could cause an imbalance in demand for these products, which could have an adverse effect on our results of operations.

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

   Competition--We face competition from other chemical, brass and ammunition companies, which could adversely affect our revenues and financial condition.

   We are in active competition with companies producing the same or similar products, as well as, in some instances, with companies producing different products designed for the same uses. With respect to certain product groups, such as ammunition and copper alloys, and with respect to certain chlor alkali products, we are among the largest manufacturers or distributors in the United States. We encounter competition in price, delivery, service, securing and maintaining customers, performance, technology, product innovation, and product recognition and quality, depending on the product involved. With respect to certain products, some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate and throughout the economy as a whole. If we do not compete successfully, our business, financial condition and results of operations could be adversely affected.

   Environmental Costs--We have ongoing environmental costs, which could also have a material adverse effect on our financial condition.

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

   The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws. In addition, future events, such as changes to or more rigorous enforcement of environmental laws, could require us to make additional expenditures, modify or curtail our operations and/or install pollution control equipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters."

   Cost Increases--Our profitability could be reduced if we experience higher-than-expected raw material, utility, transportation or logistics costs, or if we fail to achieve our targeted cost reductions.

   Our operating results and profitability are dependent upon our continued ability to control, and in some cases further reduce, our costs. If we are unable to do so, or if costs outside of our control, particularly our costs of raw material, utilities, transportation and similar costs increase beyond anticipated levels, our profitability will decline.

   Production Hazards--Our facilities are subject to operating hazards, which may disrupt our business.

   We are dependent upon the continued safe operation of our production facilities. Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products and ammunition, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unexpected utility disruptions or outages, unscheduled downtime and environmental hazards. From time to time in the past, we have had incidents that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for workplace injuries and fatalities.

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

   Tax Audits--We are currently subject to ongoing tax audits, which may result in additional tax payments.

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

                  Executive Officers as of February 28, 2002

                                                                                                 Served as an
                                                                                                 Olin Officer
Name and Age                                                   Office                               Since
----------------------------------  ------------------------------------------------------------ ------------
Donald W. Griffin (65)............. Chairman of the Board                                            1983
Joseph D. Rupp (51)................ President and Chief Executive Officer                            1996
Anthony W. Ruggiero (60)........... Executive Vice President and Chief Financial Officer             1995
Peter C. Kosche (59)............... Senior Vice President, Corporate Affairs                         1993
George B. Erensen (58)............. Vice President and General Tax Counsel                           1990
Mary E. Gallagher (36)............. Vice President and Controller                                    1999
Thomas M. Gura (56)................ Vice President and President, Brass and Winchester Divisions     1997
Johnnie M. Jackson, Jr. (56)*...... Vice President, General Counsel and Secretary                    1995
John L. McIntosh (47).............. Vice President and President, Chlor Alkali Products Division     1999
Janet M. Pierpont (54)............. Vice President and Treasurer                                     1990

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

   Our common stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

   The high and low sales prices of our common stock during each quarterly period in 2001 and 2000 are listed below. A dividend of $0.20 per common share was paid during each of the four quarters in 2001 and 2000.

                                                                    First  Second   Third  Fourth
                                                                   Quarter Quarter Quarter Quarter
                                                                   ------- ------- ------- -------
2001
----
Market price of common stock per New York Stock Exchange composite transactions
   High........................................................... $22.75   22.53   18.00   17.25
   Low............................................................  17.76   14.90   13.30   12.05
2000
----
Market price of common stock per New York Stock Exchange composite transactions
   High........................................................... $21.50   19.25   18.00   23.19
   Low............................................................  14.88   14.19   15.00   16.00

Item 6. SELECTED FINANCIAL DATA

NINE-YEAR FINANCIAL SUMMARY

 ($  and shares in millions, except per     2001        2000        1999        1998        1997         1996         1995
               share data)                 ------      ------      ------      ------      -------      -------      -------
Operations
Sales..................................... $1,271      $1,549      $1,395      $1,504      $ 1,572      $ 1,817      $ 1,886
Cost of Goods Sold........................  1,122       1,277       1,215       1,239        1,276        1,455        1,541
Selling and Administration................    116         127         122         123          132          155          153
Research and Development..................      5           5           7          10            8           20           17
Gain (Loss) on Sales and Restructurings
 of Businesses and Spin-off Costs.........    (39)         --          --         (63)          --          179           --
Interest Expense..........................     17          16          16          17           24           27           33
Interest and Other Income (Expense).......     15           7          (8)          7           15           13           (5)
                                           ------      ------      ------      ------      -------      -------      -------
Income (Loss) from Continuing
 Operations Before Taxes..................    (13)        131          27          59          147          352          137
Income Tax Provision (Benefit)............     (4)         50          10          21           50          125           47
                                           ------      ------      ------      ------      -------      -------      -------
Income (Loss) from Continuing Operations..     (9)         81          17          38           97          227           90
Discontinued Operations...................     --          --           4          40           56           53           50
                                           ------      ------      ------      ------      -------      -------      -------
Net Income (Loss).........................     (9)         81          21          78          153          280          140
                                           ======      ======      ======      ======      =======      =======      =======
Financial Position
Working Capital...........................    281/(1)/    253/(1)/    252/(1)/    225/(1)/     273/(1)/     385/(1)/      24
Property, Plant and Equipment, Net........    477         483         468         475          517          400          580
Total Assets..............................  1,219       1,123       1,063       1,589        1,707        2,118        1,963
Capitalization:
   Short-Term Debt........................    102/(1)/      1/(1)/      1/(1)/      1/(1)/       8/(1)/     137/(1)/     122
   Long-Term Debt.........................    329/(1)/    228/(1)/    229/(1)/    230/(1)/     262/(1)/     271/(1)/     406
   Shareholders' Equity...................    271         329         309         790          879          946          841
                                           ------      ------      ------      ------      -------      -------      -------
Total Capitalization......................    702         558         539       1,021        1,149        1,354        1,369
                                           ======      ======      ======      ======      =======      =======      =======
Per Share Data
Net Income (Loss):
  Basic:
   Continuing Operations..................  (0.22)       1.80        0.36        0.79         1.91         4.30         1.71
   Discontinued Operations................     --          --        0.09        0.85         1.11         1.04         1.04
                                           ------      ------      ------      ------      -------      -------      -------
   Net Income (Loss)......................  (0.22)       1.80        0.45        1.64         3.02         5.34         2.75
                                           ======      ======      ======      ======      =======      =======      =======
Diluted:                                       --
   Continuing Operations/(2)/.............  (0.22)       1.80        0.36        0.79         1.90         4.26         1.70
   Discontinued Operations................     --          --        0.09        0.84         1.10         1.01         0.97
                                           ------      ------      ------      ------      -------      -------      -------
   Net Income (Loss)......................  (0.22)       1.80        0.45        1.63         3.00         5.27         2.67
                                           ======      ======      ======      ======      =======      =======      =======

Cash Dividends:
   Common (historical)....................   0.80        0.80        0.90        1.20         1.20         1.20         1.20
   Common (continuing operations).........   0.80        0.80        0.80        0.80         0.80         0.80         0.80
   ESOP Preferred (annual rate)...........     --          --          --          --           --         5.97         5.97
   Series A Preferred (annual rate).......     --          --          --          --           --           --         3.64
Shareholders' Equity/(3)/.................   6.24        7.48        6.87       17.25        17.98        18.13        17.03
Market Price of Common Stock:
   High...................................  22.75       23.19       19.88       49.31        51.38        48.00        38.63
   Low....................................  12.05       14.19        9.50       23.88        35.38        34.88        24.25
   Year End...............................  16.14       22.13       19.81       28.31        46.88        37.63        37.13
Other
Capital Expenditures......................     65          95          73          78           76           74          116
Depreciation..............................     85          79          78          76           76           84           77
Common Dividends Paid.....................     35          36          41          58           61           60           57
Purchases of Common Stock.................     14          20          11         112          163           --           --
Current Ratio.............................    1.8         1.9         2.0         1.8          1.8          1.6          1.0
Total Debt to Total Capitalization/(4)/...   61.4%       41.0%       42.7%       22.6%        23.5%        30.1%        37.9%
Effective Tax Rate........................   30.8%       38.2%       37.0%       35.6%        34.0%        35.5%        34.3%
Average Common Shares Outstanding.........   43.6        44.9        45.4        47.9         50.5         50.0         47.6
Shareholders..............................  7,500       8,000       8,600       9,200       10,600       11,300       12,000
Employees/(5)/............................  5,900       6,700       6,700       6,400        6,600        6,200        7,200

 ($  and shares in millions, except per     1994      1993
               share data)                 -------  --------
Operations
Sales..................................... $ 1,686  $  1,507
Cost of Goods Sold........................   1,425     1,447
Selling and Administration................     139       135
Research and Development..................      18        21
Gain (Loss) on Sales and Restructurings
 of Businesses and Spin-off Costs.........      --       (26)
Interest Expense..........................      27        29
Interest and Other Income (Expense).......      --        --
                                           -------  --------
Income (Loss) from Continuing
 Operations Before Taxes..................      77      (151)
Income Tax Provision (Benefit)............      26       (60)
                                           -------  --------
Income (Loss) from Continuing Operations..      51       (91)
Discontinued Operations...................      40        (1)
                                           -------  --------
Net Income (Loss).........................      91       (92)
                                           =======  ========
Financial Position
Working Capital...........................      88       (15)
Property, Plant and Equipment, Net........     540       534
Total Assets..............................   1,749     1,685
Capitalization:
   Short-Term Debt........................      29       113
   Long-Term Debt.........................     418       449
   Shareholders' Equity...................     749       596
                                           -------  --------
Total Capitalization......................   1,196     1,158
                                           =======  ========
Per Share Data
Net Income (Loss):
  Basic:
   Continuing Operations..................    0.87     (2.82)
   Discontinued Operations................    0.96     (0.03)
                                           -------  --------
   Net Income (Loss)......................    1.83     (2.85)
                                           =======  ========
Diluted:
   Continuing Operations/(2)/.............    0.87     (2.82)
   Discontinued Operations................    0.96     (0.03)
                                           -------  --------
   Net Income (Loss)......................    1.83     (2.85)
                                           =======  ========

Cash Dividends:
   Common (historical)....................    1.10      1.10
   Common (continuing operations).........    0.73      0.73
   ESOP Preferred (annual rate)...........    5.97      5.97
   Series A Preferred (annual rate).......    3.64      3.64
Shareholders' Equity/(3)/.................   15.43     13.62
Market Price of Common Stock:
   High...................................   30.13     25.25
   Low....................................   23.00     20.00
   Year End...............................   25.75     24.75
Other
Capital Expenditures......................      80        80
Depreciation..............................      78        74
Common Dividends Paid.....................      44        42
Purchases of Common Stock.................      --        --
Current Ratio.............................     1.2       1.0
Total Debt to Total Capitalization/(4)/...    36.5%     46.8%
Effective Tax Rate........................    33.2%     40.0%
Average Common Shares Outstanding.........    41.0      38.2
Shareholders..............................  12,100    13,000
Employees/(5)/............................   7,500     7,100

----------
   In December 1996, we sold our isocyanates business for $565 in cash. 1996 and prior include the operating results of the isocyanates business.

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

CONSOLIDATED RESULTS OF OPERATIONS

                                                     2001          2000         1999
                                                       ------        ------      ------
                                                    ($ in millions, except per share data)
       Sales....................................... $1,271        $1,549       $1,395
       Gross Margin................................    149           272          180
       Selling and Administration..................    116           127          122
       Restructuring Charge........................     39            --           --
       Interest Expense, net.......................     16            14           14
       Other Income................................     22             3            1
       Income (Loss) from Continuing Operations....     (9)           81           17
       Net Income (Loss)...........................     (9)           81           21
       Diluted Earnings (Loss) Per Common Share:
          Income (Loss) from Continuing Operations. $(0.22)       $ 1.80       $ 0.36
          Net Income (Loss)........................ $(0.22)       $ 1.80       $ 0.45

----------
   For the full year 2001, we recorded restructuring charges totaling $39 million pretax and unusual items of $3 million pretax for a total of $42 million pretax.

   In the third quarter, we recorded a pretax charge for restructuring and unusual items of $29 million primarily for costs associated with a salaried workforce reduction through an early retirement incentive program. Cost of Goods Sold and Other Income included $2 million and $1 million respectively, of unusual items. Cost of Goods Sold included the write-off of inventory associated with cancelled customer orders. Other Income included the write-off of an investment in an E-commerce company because the company declared bankruptcy and was dissolved and therefore had no future value. The third-quarter restructuring charge of $26 million related to the 190 employees retiring in connection with the retirement program and represented primarily pension and postretirement benefit curtailment losses and severance. As of December 31, 2001, 150 employees had retired and the remainder will retire in the first quarter of 2002. The severance of $4 million recorded in Accrued Liabilities will be paid out of our operating cash flows over time.

   In the fourth quarter we recorded a restructuring charge of $13 million pretax primarily for costs associated with idling our Indianapolis brass mill, consolidating distribution operations of the recently acquired Monarch Brass & Copper Corp. ("Monarch") with the A.J. Oster metals service center business, and reducing staffing levels in Chlor Alkali Products. A significant portion of the charge relating to the idling of the Indianapolis facility represented pension and postretirement curtailment losses and severance for 200 employees. Another portion of the charge related to 38 Chlor Alkali employees who accepted our offer of a voluntary special separation program whereby employees accept a voluntary lay off and receive full separation benefits and also receive their accrued pension benefits at the same time. The balance of the restructuring charge relates to costs associated with the consolidation of certain Monarch facilities in order to optimize distribution operations. The severance and fringe benefits of $8 million recorded in Accrued Liabilities will be paid out of our operating cash flows over time.

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

 2001 Compared to 2000

   Sales decreased 18% due to lower volumes (17%), metal values (1%) and selling prices. Sales volumes were lower across all segments with the biggest impact coming from the Metals segment, which was heavily impacted by a soft economy, particularly in the automotive, electronics and telecommunications industries and to a lesser extent by the strike at the East Alton, IL facility in the first quarter of 2001. The price decrease was primarily related to lower prices in the Metals and Winchester segments.

   Gross margin percentage decreased from 18% in 2000 to 12% in 2001 primarily due to lower sales volumes.

   Selling and administration as a percentage of sales was 9% in 2001 up from 8% in 2000 due to the lower sales base in 2001 as a result of the factors noted above. Selling and administration was $11 million lower than in 2000 primarily due to lower incentive compensation costs ($15 million) and fees incurred in 2000 associated with the discontinued chlor alkali partnership negotiations ($3 million), partially offset by lower pension income ($2 million) in 2001 and selling and administration expenses ($2 million) of Monarch, acquired in 2001.

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

 2000 Compared to 1999

   In 2000 sales increased 11% due to increased selling prices (7%) and volumes (2%) and higher metal values (2%). Selling prices were higher across all segments with the biggest impact related to higher Electrochemical Unit ("ECU") netbacks (gross price less freight, discounts, etc.) in the Chlor Alkali Products segment. The increase in sales volumes was related to the Metals segment.

   Gross margin percentage increased from 13% in 1999 to 18% in 2000 primarily due to higher ECU prices.

   Selling and administration as a percentage of sales was 8% in 2000, down from 9% in 1999, due to the higher sales base in 2000 as a result of the factors noted above. Selling and administration was $5 million higher than in 1999 due to higher administration expenses, primarily higher incentive compensation costs ($7 million) and the fees incurred in 2000 associated with the discontinued chlor alkali partnership negotiations with Occidental ($3 million), offset in part by higher pension income ($6 million).

   The increase in operating results from the non-consolidated affiliates was due primarily to the improved operating results from the Sunbelt joint venture (breakeven in 2000; $13 million pretax loss in 1999), which was favorably impacted by the higher ECU pricing.

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

                             Chlor Alkali Products

                                               2001 2000 1999
                                               ---- ---- ----
                                               ($ in millions)
                  Sales....................... $384 $392 $336
                  Operating Income (Loss).....    8   27  (58)

 2001 Compared to 2000

   Sales decreased 2% from 2000 primarily due to lower volumes (5%) offset in part by higher ECU netbacks (3%). Our average ECU netbacks in 2001 were approximately $315, compared to $300 in 2000. The chlor alkali industry participates in markets, such as vinyls, urethanes and pulp and paper, which have been negatively impacted by poor economic conditions. These markets have faced declining demand for their products, which in turn, negatively impacts our products. Soft demand for chlorine in these markets, caused primarily by the slowdown in the general economy, has led to reduced chlor alkali operating rates across the industry. This weak demand forced operating rates to decline to approximately mid to low 80% from 88% in 2000 and caused an erosion of chlorine's pricing structure. This contributed to the decline in sales and operating income in 2001. Also, operating income was lower in 2001 primarily due to lower sales volumes ($14 million), higher manufacturing costs ($5 million) and losses from the Sunbelt joint venture ($9 million loss in 2001; breakeven in 2000) due to lower chlorine prices, but offset in part by higher ECU netbacks ($10 million). The increased manufacturing costs included higher salt costs and higher fixed cost absorption due to lower production volumes.

 2000 Compared to 1999

   Sales and operating results in 2000 were higher than 1999 primarily due to higher ECU netbacks and ongoing cost reduction initiatives. Average ECU netbacks in 2000 were approximately $300, compared to $225 in 1999. While the pricing cycle improved, demand for chlorine decreased particularly in the second half of 2000, primarily due to the depressed vinyl market. This weak demand along with higher electricity rates, forced industry operating rates to decline (to approximately 88% in 2000 down from 95% in 1999), which impacted the availability of caustic. Caustic demand was high and most suppliers were on order control or allocation. This tight caustic market supported several price increases, which more than offset the declining chlorine prices. Higher selling prices ($72 million), lower operating costs and improved operating results in 2000 from the Sunbelt joint venture (breakeven in 2000; $13 million loss in 1999) due to the increase in ECU prices offset the fees associated with the discontinued chlor alkali partnership negotiations with Occidental ($3 million) and contributed to the significant improvement in operating income.

                                    Metals

                                         2001  2000 1999
                                         ----  ---- ----
                                         ($ in millions)
                        Sales........... $618  $880 $773
                        Operating Income    7    95   77

 2001 Compared to 2000

   Sales decreased 30% due to a significant decline in volumes (30%) associated with the weak economy and lower metal values (2%) and selling prices (1%), offset in part by the sales associated with the Monarch acquisition (3%). Metals' operating results were significantly lower primarily due to the economic slowdown, which resulted in substantially lower shipment levels. A weak economy prevailed all year resulting in a significant reduction of strip shipments to key market segments of our industry. Automotive, coinage, electrical connectors, telecommunications (markets served by Olin Aegis, our business that supplies customized and semi-customized metal packaging for hybrid integrated circuits and thick ceramic substrates for the electronics market) and distributor (markets served by Oster, a network of metal service centers), customers had much lower demand for the industry's products. In 2001, strip shipments to the automotive and the coinage segments were lower than in 2000 by 24% and 41%, respectively. The lack of acceptance by the general public of the $1 Sacagewea coin accounted for 35% of the decline in strip shipments to the coinage segment in 2001. Future demand is not expected to reach 2000 levels because of the current lack of $1 coin requirements established by the United States Treasury. The decrease in strip shipments to the coinage segment was also caused by the decrease in demand for the state quarter program as the economy softened and coinage in general weakened, both of which are consistent with historical patterns. In addition, 2001 shipments to the electronics/telecommunications segment as a whole were lower than in 2000 by 53%. Sales from Oster were down 27% in 2001 from the prior year. In addition, the mill products operations in East Alton, IL took a two-week maintenance shutdown in 2001, with no similar shutdown in 2000. Also, the strike at our East Alton facility in the first quarter of 2001 had a moderately adverse impact on Metals' profits, while the reductions of LIFO inventory quantities in 2001 increased operating income by approximately $4 million pretax.

 2000 Compared to 1999

   Sales in 2000 increased 14% due to increased volumes and higher metal values and selling prices. Higher volumes and conversion selling prices increased sales by 9% and higher metal values accounted for 5% of the improvement. Strip shipments to the coinage, electronics and ammunition segments were higher in 2000. Oster shipments were higher as well as were those to the telecommunications market served by Olin Aegis. Shipments of strip to the automotive and building products markets were lower in 2000. Strip shipments to the coinage segment increased 30% over 1999's level, of which 60% of such increase was due to the introduction of the $1 Sacagewea coin. The balance of this increase in strip shipments to the coinage segment was also caused by the state quarter program which peaked in the fourth quarter of 2000. At the same time, the economy was expanding, which historically drives coin demand. Higher volumes, improved pricing and a favorable product mix along with the impact from on-going cost reduction programs more than offset the impact of the work stoppage at East Alton and contributed to the improvement in operating income.

                                  Winchester

                                         2001  2000 1999
                                         ----  ---- ----
                                         ($ in millions)
                        Sales........... $269  $277 $286
                        Operating Income    7    20   21

 2001 Compared to 2000

   Sales in 2001 were slightly lower than 2000 primarily due to lower international sales. International sales were $8 million below last year's levels due to decreased foreign military business and unfavorable translation of Australian sales. Domestic commercial sales were comparable to last year despite overall lower selling prices and the effects of the strike at our East Alton facility in the first quarter. Our operating income decreased from $20 million in 2000 to $7 million in 2001. The loss of the Lake City government contract (approximately $4 million), the impact of both the lower domestic commercial prices and the higher personnel-related costs as a result of the new labor agreement at the East Alton facility ($8 million) and the impact of the strike ($1 million) were the main contributors to this significant decrease in operating income.

 2000 Compared to 1999

   Sales in 2000 were slightly lower than 1999 primarily due to lower domestic commercial ammunition volumes (4%), offset in part by higher commercial selling prices (1%). After strong marketplace demand throughout 1999 and the first half of 2000, the market began softening in the third quarter due to an industry-wide market correction. Operating income declined slightly from 1999 due to several factors. The impact of the lower volumes, the work stoppage at East Alton, higher consulting expenses ($1 million) and lower fees from the Lake City Army ammunition plant more than offset the favorable impact of both higher selling prices and Australia's improved results from foreign currency translation.

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

2002 OUTLOOK

   In 2002, interest expense will be higher due to our $200 million 9.125% Senior Notes offering in December 2001, offset in part by the income from the temporary investment of funds to be used to retire the $100 million 8% notes maturing in June 2002. Business conditions in many of our downstream markets generally remain depressed, but there are a few early signs of recovery. Based on normal seasonal factors affecting Chlor Alkali and Winchester and the expected modest improvement in the economy, we anticipate an improvement in our quarterly results as the year progresses. In addition for all three segments combined, the reduction in the workforce from the early retirement incentive program and the voluntary separation program is expected to generate a total fixed cost salary savings of $15 million on an annual basis in future periods. These fixed cost savings do not include the impact of idling the Indianapolis facility because we intend to restart the facility once market conditions improve.

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

DISCONTINUED OPERATIONS

                                           1999
                                      ---------------
                                      ($ in millions)
                           Sales.....       $73
                           Net Income         4

   On February 8, 1999, we completed the spin-off of our specialty chemicals businesses as Arch Chemicals. Accordingly, 1999 includes the operating results of Arch Chemicals for the month of January.

ENVIRONMENTAL MATTERS

                                                            2001  2000  1999
                                                            ----  ----  ----
                                                             ($ in millions)
  Cash Outlays:
   Remedial and Investigatory Spending (Charged to Reserve) $ 26  $ 30  $ 21
   Capital Spending........................................    3     3     3
   Plant Operations (Charged to Cost of Goods Sold)........   17    17    17
                                                            ----  ----  ----
  Total Cash Outlays....................................... $ 46  $ 50  $ 41
                                                            ====  ====  ====
  Reserve for Environmental Liabilities:
     Beginning Balance..................................... $110  $125  $129
     Charges to Income.....................................   14    15    17
     Business Acquired.....................................    2     -     -
     Remedial and Investigatory Spending...................  (26)  (30)  (21)
                                                            ----  ----  ----
  Ending Balance........................................... $100  $110  $125
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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

Provided By (Used For)                                          2001  2000  1999
----------------------                                         -----  ----  ----
                                                                ($ in millions)
Net Cash and Cash Equivalents Provided By Operating Activities
  From Continuing Operations.................................. $  76  $181  $ 42
Net Operating Activities......................................    76   181    23
Capital Expenditures..........................................   (65)  (95)  (73)
Net Investing Activities......................................  (111)  (88)  (74)
Purchases of Olin Common Stock................................   (14)  (20)  (11)
Net Financing Activities......................................   143   (57)   22

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

 Investing Activities

   In June 2001, we acquired the stock of Monarch for approximately $48 million. Monarch was a privately held, specialty copper alloy manufacturer headquartered in Waterbury, CT, with revenues of approximately $95 million in 2000. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive products and building products. We financed the purchase price through our credit facilities. The purchase price exceeded the fair value of the identifiable net assets acquired by $19 million.

   During 1999, the Company completed the purchase of Isotronics U.K., Ltd., a manufacturer of microelectronic packages in England, and Criterion Metals of Puerto Rico, Inc., a metal distribution company in Puerto Rico for a total of $3 million.

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

   During 2001, 2000 and 1999, we used $14 million, $20 million and $11 million to repurchase 0.7 million, 1.2 million and 0.9 million shares of our stock, respectively. In 1996, we sold our toluene diisocyanate and aliphatic diisocyanate businesses to ARCO Chemical Company for a sale price of $565 million. Our board of directors decided to use a portion of the proceeds for the repurchase of shares of the Corporation's common stock in order to enhance shareholder value. On October 9, 1996 and April 30, 1998, our board of directors approved two share repurchase programs to repurchase a total of 10 million shares of our outstanding common stock, of which approximately 298,000 shares remain to be repurchased as of December 31, 2001.

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

   We use operating leases for certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001 are as follows: $21 million in 2002; $20 million in 2003; $18 million in 2004; $16 million in 2005; $15 million in 2006 and a total of $61 million thereafter. Assets under capital leases are not significant.

   On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. ("Alliance"), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and, under the terms of the contract, we are obligated to make a monthly payment of approximately $200 thousand regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2 million per year for each year of 2002 through 2006 and a total of $12 million thereafter.

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

   Certain raw materials, namely copper, lead, and zinc used primarily in our Metals and Winchester segments products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of December 31, 2001, we maintained open positions on futures contracts totaling $47 million ($27 million at December 31, 2000). Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, we would experience a $4.7 million ($2.7 million at December 31, 2000) increase in our cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

   We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flow. Our current debt structure is used to fund business operations and commitments from banks under our revolving credit facility are a source of liquidity. As of December 31, 2001, we had long-term borrowings of $431 million ($229 million at December 31, 2000) of which $86 million ($35 million at December 31, 2000) are at variable rates. We have interest rate swaps to hedge underlying debt obligations. In all cases the underlying index for the variable rates is six month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the initial term of the swap is the same as the underlying debt instrument. We swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (5.55125% at December 31, 2001). In February 2002, we swapped interest payments on $30 million principal amount of our 9.125% Senior Notes to an estimated floating rate of 5.68%. During 1992, we swapped interest payments on $50 million principal amount of our 8% notes due 2002, to a floating rate (1.91375% at December 31, 2001; 6.46406% at December 31, 2000). In June 1995, we offset this transaction by swapping interest payments to a fixed rate of 6.485%. These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $1 million in each of 2001 and 2000.

   In December 2001 we increased our fixed-rate debt by issuing $200 million of Senior Notes in an environment wherein long-term interest rates were significantly higher than short-term interest rates. In order to manage interest expense and floating interest rate exposure to optimal levels, we entered into additional floating rate contracts.

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

   The risks, uncertainties and assumptions involved in our forward-looking statements include those discussed under the caption "Additional Factors That May Affect Future Results." You should consider all of our forward-looking statements in light of these factors. In addition, other risks and uncertainties not presently known to us or that we currently consider immaterial could affect the accuracy of our forward-looking statements.

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



         [GRAPHIC]


  Donald W. Griffin Signature                      /s/ Joseph D Rupp
Donald W. Griffin                                  Joseph D. Rupp
Chairman                                           President and Chief
                                                   Executive Officer

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

/s/ KPMG LLP
Stamford, Connecticut
January 31, 2002

                          CONSOLIDATED BALANCE SHEETS
                                  December 31
                    ($ in millions, except per share data)

                                                                                 2001    2000
                                                                                ------  ------
                                Assets
Current Assets:
   Cash and Cash Equivalents................................................... $  165  $   57
   Short-Term Investments......................................................     37      25
   Receivables, Net:...........................................................
       Trade...................................................................    129     181
       Other...................................................................     11      16
   Inventories, Net............................................................    223     216
   Income Taxes Receivable.....................................................      7      --
   Other Current Assets........................................................     44      33
                                                                                ------  ------
       Total Current Assets....................................................    616     528
Property, Plant and Equipment, Net.............................................    477     483
Other Assets...................................................................    126     112
                                                                                ------  ------
Total Assets................................................................... $1,219  $1,123
                                                                                ======  ======

                 Liabilities and Shareholders' Equity
Current Liabilities:
   Current Installments of Long-Term Debt...................................... $  102  $    1
   Accounts Payable............................................................     97     124
   Income Taxes Payable........................................................     --       2
   Accrued Liabilities.........................................................    136     148
                                                                                ------  ------
       Total Current Liabilities...............................................    335     275
Long-Term Debt.................................................................    329     228
Deferred Income Taxes..........................................................     72      80
Other Liabilities..............................................................    212     211
                                                                                ------  ------
     Total Liabilities.........................................................    948     794
                                                                                ------  ------
Commitments and Contingencies..................................................
Shareholders' Equity:..........................................................
   Common Stock, Par Value $1 Per Share:
       Authorized, 120,000,000 Shares
         Issued and Outstanding 43,440,223 Shares (43,980,441 in 2000).........     43      44
   Additional Paid-In Capital..................................................    205     216
   Accumulated Other Comprehensive Loss........................................    (18)    (16)
   Retained Earnings...........................................................     41      85
                                                                                ------  ------
       Total Shareholders' Equity..............................................    271     329
                                                                                ------  ------
Total Liabilities and Shareholders' Equity..................................... $1,219  $1,123
                                                                                ======  ======

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                            Years ended December 31
                    ($ in millions, except per share data)

                                                         2001    2000   1999
                                                        ------  ------ ------
  Sales................................................ $1,271  $1,549 $1,395
  Operating Expenses:
     Cost of Goods Sold................................  1,122   1,277  1,215
     Selling and Administration........................    116     127    122
     Research and Development..........................      5       5      7
     Restructuring Charge..............................     39      --     --
  Earnings (Loss) of Non-consolidated Affiliates.......     (8)      2    (11)
  Interest Expense.....................................     17      16     16
  Interest Income......................................      1       2      2
  Other Income.........................................     22       3      1
                                                        ------  ------ ------
  Income (Loss) from Continuing Operations Before Taxes    (13)    131     27
  Income Tax Provision (Benefit).......................     (4)     50     10
                                                        ------  ------ ------
  Income (Loss) from Continuing Operations.............     (9)     81     17
  Income from Discontinued Operations, Net of Taxes....     --      --      4
                                                        ------  ------ ------
  Net Income (Loss).................................... $   (9) $   81 $   21
                                                        ======  ====== ======
  Net Income (Loss) Per Common Share:
  Basic:
     Continuing Operations............................. $(0.22) $ 1.80 $ 0.36
     Discontinued Operations...........................     --      --   0.09
                                                        ------  ------ ------
         Total Net Income (Loss)....................... $(0.22) $ 1.80 $ 0.45
                                                        ======  ====== ======
  Diluted:.............................................
     Continuing Operations............................. $(0.22) $ 1.80 $ 0.36
     Discontinued Operations...........................     --      --   0.09
                                                        ------  ------ ------
         Total Net Income (Loss)....................... $(0.22) $ 1.80 $ 0.45
                                                        ======  ====== ======

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    ($ in millions, except per share data)

                                           Common Stock                Accumulated
                                         ----------------  Additional     Other                  Total
                                           Shares     Par   Paid-In   Comprehensive Retained Shareholders'
                                           Issued    Value  Capital   Income (Loss) Earnings    Equity
                                         ----------  ----- ---------- ------------- -------- -------------
Balance at January 1, 1999.............. 45,922,864   $46     $243        $(25)      $ 526       $ 790
Comprehensive Income:
   Net Income...........................         --    --       --          --          21          21
   Translation Adjustment...............         --    --       --           2          --           2
   Comprehensive Income.................         --    --       --          --          --          23
Dividends Paid:
   Common Stock ($0.90 per share).......         --    --       --          --         (41)        (41)
Spin-off of Arch Chemicals, Inc.........         --    --       --          13        (466)       (453)
Stock Repurchase........................   (921,400)   (1)     (10)         --          --         (11)
Other Transactions......................     60,432    --        1          --          --           1
                                         ----------   ---     ----        ----       -----       -----

Balance at December 31, 1999............ 45,061,896    45      234         (10)         40         309
Comprehensive Income:
   Net Income...........................         --    --       --          --          81          81
   Translation Adjustment...............         --    --       --          (3)         --          (3)
   Minimum Pension Liability Adjustment.         --    --       --          (3)         --          (3)
   Comprehensive Income.................         --    --       --          --          --          75
Dividends Paid:
   Common Stock ($0.80 per share).......         --    --       --          --         (36)        (36)
Stock Options Exercised.................     67,111    --        1          --          --           1
Stock Repurchase........................ (1,162,297)   (1)     (19)         --          --         (20)
Other Transactions......................     13,731    --       --          --          --          --
                                         ----------   ---     ----        ----       -----       -----

Balance at December 31, 2000............ 43,980,441    44      216         (16)         85         329
Comprehensive Income:
   Net Loss.............................         --    --       --          --          (9)         (9)
   Translation Adjustment...............         --    --       --          (1)         --          (1)
   Net Unrealized Losses................         --    --       --          (1)         --          (1)
   Comprehensive Loss...................         --    --       --          --          --         (11)
Dividends Paid:.........................
   Common Stock ($0.80 per share).......         --    --       --          --         (35)        (35)
Stock Options Exercised.................    161,093    --        2          --          --           2
Stock Repurchase........................   (694,870)   (1)     (13)         --          --         (14)
Other Transactions......................     (6,441)   --       --          --          --          --
                                         ----------   ---     ----        ----       -----       -----

Balance at December 31, 2001............ 43,440,223   $43     $205        $(18)      $  41       $ 271
                                         ==========   ===     ====        ====       =====       =====

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31
                                ($ in millions)

                                                                                                    2001  2000  1999
                                                                                                   -----  ----  ----
Operating Activities
Income (Loss) from Continuing Operations.......................................................... $  (9) $ 81  $ 17
Adjustments to Reconcile Income (Loss) from Continuing Operations to Net Cash and Cash Equivalents
  Provided by Operating Activities:
   Loss (Earnings) of Non-consolidated Affiliates.................................................     8    (2)   11
   Depreciation...................................................................................    85    79    78
   Amortization of Intangibles....................................................................     2     2     2
   Deferred Taxes.................................................................................    (9)   17    11
   Pension Assets.................................................................................    (4)  (30)  (15)
   Other Income-Demutualization...................................................................   (11)   --    --
   Change in Assets and Liabilities Net of Purchases and Sales of Businesses:
       Receivables................................................................................    69    --    (4)
       Inventories................................................................................    15    (8)   (7)
       Other Current Assets.......................................................................    (3)    1    (1)
       Accounts Payable and Accrued Liabilities...................................................   (54)   25   (34)
       Income Taxes Payable.......................................................................    (8)   30    (1)
       Other Noncurrent Liabilities...............................................................    (2)  (14)  (21)
       Other Assets...............................................................................    (2)   (1)    6
Other Operating Activities........................................................................    (1)    1    --
                                                                                                   -----  ----  ----
Net Cash and Cash Equivalents Provided by Operating Activities from Continuing Operations.........    76   181    42
Discontinued Operations:
 Net Income.......................................................................................    --    --     4
 Change in Net Assets.............................................................................    --    --   (23)
                                                                                                   -----  ----  ----
       Net Operating Activities...................................................................    76   181    23
                                                                                                   -----  ----  ----
Investing Activities
Capital Expenditures..............................................................................   (65)  (95)  (73)
Businesses Acquired in Purchase Transactions......................................................   (48)   --    (3)
Purchases of Short-Term Investments...............................................................    --    --   (34)
Proceeds from Sale of Short-Term Investments......................................................    --    --    34
Investments and Advances--Affiliated Companies at Equity..........................................    --    10    (3)
Other Investing Activities........................................................................     2    (3)    5
                                                                                                   -----  ----  ----
       Net Investing Activities...................................................................  (111)  (88)  (74)
                                                                                                   -----  ----  ----
Financing Activities
Long-Term Debt:
 Borrowings.......................................................................................   200    --    --
 Repayments.......................................................................................    (8)   (1)   (1)
Short-Term Debt Repayments........................................................................    (2)   --    --
Borrowings under Line of Credit Assumed by Arch Chemicals, Inc....................................    --    --    75
Purchase of Olin Common Stock.....................................................................   (14)  (20)  (11)
Stock Options Exercised...........................................................................     2     1    --
Dividends Paid....................................................................................   (35)  (36)  (41)
Other Financing Activities........................................................................    --    (1)   --
                                                                                                   -----  ----  ----
       Net Financing Activities...................................................................   143   (57)   22
                                                                                                   -----  ----  ----
       Net Increase (Decrease) in Cash and Cash Equivalents.......................................   108    36   (29)
Cash and Cash Equivalents, Beginning of Year......................................................    57    21    50
                                                                                                   -----  ----  ----
       Cash and Cash Equivalents, End of Year..................................................... $ 165  $ 57  $ 21
                                                                                                   =====  ====  ====
Cash Paid (Received) for Interest and Income Taxes:
       Interest................................................................................... $  18  $ 16  $ 16
       Income Taxes, Net of Refunds............................................................... $  11  $  2  $ (6)
                                                                                                   =====  ====  ====

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

  Revenue Recognition

   Revenues are recognized on sales of product at the time the goods are shipped and the risks of ownership have passed to the customer. Shipping and handling fees billed to customers are included in Sales and the costs incurred for shipping and handling are included in Cost of Goods Sold. A portion of the sales in the Metals segment are made on a "tolling" basis where the customer consigns non-ferrous metals to us and is only charged a fee for processing the non-ferrous metals into finished product. For tolling sales, the metal value is not included in Sales or Cost of Goods Sold.

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

  Property, Plant and Equipment

   Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Start-up costs are expensed as incurred. Our policy with respect to our assessment of the potential impairment of long-lived assets is included in the Goodwill section below.

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

  Computation of Earnings (Loss) per Share                  2001   2000  1999
  ----------------------------------------                 ------  ----- -----
  Basic earnings (loss) per share
  Income (loss) from continuing operations................ $   (9) $  81 $  17
                                                           ------  ----- -----
  Basic shares............................................   43.6   44.9  45.4
                                                           ------  ----- -----
  Basic earnings (loss) per share-continuing operations... $(0.22) $1.80 $0.36
                                                           ======  ===== =====
  Diluted earnings (loss) per share
  Income (loss) from continuing operations................ $   (9) $  81 $  17
                                                           ------  ----- -----
  Diluted shares:
   Basic shares...........................................   43.6   44.9  45.4
   Stock options..........................................     --     .1    --
                                                           ------  ----- -----
                                                             43.6   45.0  45.4
                                                           ======  ===== =====
  Diluted earnings (loss) per share-continuing operations. $(0.22) $1.80 $0.36
                                                           ======  ===== =====

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

INVENTORIES

                                                2001  2000
                                                ----  ----
                     Raw materials and supplies $119  $126
                     Work in process...........   98   111
                     Finished goods............   64    60
                                                ----  ----
                                                 281   297
                     LIFO reserves.............  (58)  (81)
                                                ----  ----
                        Inventory, net......... $223  $216
                                                ====  ====

   Inventories valued using the LIFO method comprised 79% and 77% of the total inventories at December 31, 2001 and 2000, respectively. During 2001, LIFO inventory quantities were reduced resulting in an increase in pretax income of $4.

PROPERTY, PLANT AND EQUIPMENT

                                           Useful Lives   2001   2000
                                           ------------- ------ ------
          Land and improvements to land    10 - 20 Years $   60 $   58
          Buildings and building equipment 10 - 25 Years    196    189
          Machinery and equipment          3 - 12 Years.  1,411  1,329
          Leasehold improvements........................      3      4
          Construction in progress......................     48     81
                                                         ------ ------
           Property, plant and equipment...............   1,718  1,661
          Less accumulated depreciation.................  1,241  1,178
                                                         ------ ------
           Property, plant and equipment, net..........  $  477 $  483
                                                         ====== ======

   Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $106, $118 and $116 in 2001, 2000 and 1999, respectively.

INVESTMENTS--AFFILIATED COMPANIES

   We have a 50% ownership interest in Sunbelt Chlor Alkali Partnership and Yamaha-Olin Metal Corporation, both of which are accounted for using the equity method of accounting. Combined financial positions and results of operations of these two equity-basis affiliates in their entirety were as follows:

                                                       100% Basis
                                                    ---------------
                                                    2001  2000 1999
                                                    ----  ---- ----
           Condensed Balance Sheet Data:
                     Current assets................ $ 27  $ 35
                     Noncurrent assets.............  149   160
                     Current liabilities...........    9    13
                     Noncurrent liabilities........  195   195
           Condensed Income Statement Data:
                     Net sales.....................   98   148 $110
                     Gross profit..................   17    38   12
                     Net income (loss).............  (10)   11  (21)

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

LONG-TERM DEBT

                                                                             2001 2000
                                                                             ---- ----
Notes payable:
 7.11%, due 2005............................................................ $ 50 $ 50
 7.30% due 2005.............................................................    2   --
 7.75%, due 2005............................................................   11   11
 8%, due 2002...............................................................  100  100
 9.125%, due 2011...........................................................  200   --
Industrial development and environmental improvement obligations:
 Payable at interest rates of 0.85% to 5.60%, which vary with short-term tax
   exempt rates, due 2004-2017..............................................   36   35
 Payable at interest rates of 6% to 6.88%, due 2002-2008....................   32   33
                                                                             ---- ----
       Total senior debt....................................................  431  229
Amounts due within one year.................................................  102    1
                                                                             ---- ----
 Total long-term debt....................................................... $329 $228
                                                                             ==== ====

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

                                                                  Other
                                                               Postretirement
                                              Pension Benefits  Benefits
                                              --------------   -------------
      Change in Benefit Obligation             2001     2000   2001    2000
      ----------------------------            ------   ------  ----    ----
      Benefit obligation at beginning of year $1,135   $1,068  $ 70    $ 65
      Service cost...........................     14       21     1       2
      Interest cost..........................     88       83     5       5
      Amendments.............................     24       --     2      --
      Actuarial loss.........................     66       51     4      11
      Benefits paid..........................    (92)     (88)  (13)    (13)
      Curtailment............................     25       --     6      --
                                              ------   ------   ----   ----
      Benefit obligation at end of year...... $1,260   $1,135  $ 75    $ 70
                                              ======   ======   ====   ====

                                                        Pension Benefits
                                                        --------------
         Change in Plan Assets                           2001     2000
         ---------------------                          ------   ------
         Fair value of plan assets at beginning of year $1,297   $1,424
         Actual return on plan assets..................    (47)     (44)
         Employer contribution.........................      6        5
         Benefits paid.................................    (92)     (88)
                                                        ------   ------
         Fair value of plan assets at end of year...... $1,164   $1,297
                                                        ======   ======

   At December 31, 2001 and 2000, the benefit obligation of the qualified pension plan was $1,209 and $1,086, respectively; and the fair value of the assets of the qualified pension plan was $1,164 and $1,297, respectively. At December 31, 2001 and 2000, the benefit obligation of the non-qualified pension plan was $51 and $49, respectively.

                                                                          Other
                                                                       Postretirement
                                                      Pension Benefits  Benefits
                                                      ---------------  -------------
                                                      2001     2000    2001    2000
                                                      ----     -----   ----    ----
 Funded status....................................... $(96)   $ 162    $(75)   $(70)
 Unrecognized actuarial (gain) loss..................   82     (163)     23      20
 Unrecognized prior service cost.....................   37       22      (1)     (3)
                                                       ----    -----    ----   ----
 Net amount recognized............................... $ 23    $  21    $(53)   $(53)
                                                       ====    =====    ====   ====
 Amounts recognized in the consolidated balance sheet
   consist of:
    Prepaid benefit cost in other assets............. $ 61    $  57    $ --    $ --
    Accrued benefit liability in other liabilities...  (46)     (44)    (53)    (53)
    Accumulated other comprehensive income...........    8        8      --      --
                                                       ----    -----    ----   ----
    Net amount recognized............................ $ 23    $  21    $(53)   $(53)
                                                       ====    =====    ====   ====

Principal Assumptions for Pension and Postretirement Benefits as
of December 31, 2001                                                       2001 2000
-------------------------------------------------------------------------  ---- ----
Weighted average discount rate............................................ 7.5% 7.75%
Weighted average rate of compensation increase............................ 4.5%  4.6%
Long-term rate of return on assets........................................ 9.5%  9.5%

                                                                   Other
                                                               Postretirement
                                            Pension Benefits      Benefits
                                          -------------------  --------------
  Components of Net Periodic Benefit Cost
  (Income)                                 2001   2000   1999  2001 2000 1999
  --------                                -----  -----  -----  ---- ---- ----
    Service cost......................... $  14  $  21  $  15  $ 1  $ 2  $ 1
    Interest cost........................    88     83     79    5    5    5
    Expected return on plan assets.......  (120)  (114)  (103)  --   --   --
    Amortization of prior service cost...     6      4      4   --   (1)  --
    Recognized actuarial loss (gain).....    (2)   (12)    (6)   1    1   --
    Curtailment..........................    17     --     --    6   --   --
                                          -----  -----  -----  ---  ---  ---
    Net periodic benefit cost (income)... $   3  $ (18) $ (11) $13  $ 7  $ 6
                                          =====  =====  =====  ===  ===  ===

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

INCOME TAXES

 Components of Pretax Income (Loss) from Continuing Operations 2001  2000 1999
 ------------------------------------------------------------- ----  ---- ----
          Domestic............................................ $(20) $126 $24
          Foreign.............................................    7     5   3
                                                               ----  ---- ---
          Pretax income (loss)................................ $(13) $131 $27
                                                               ====  ==== ===
          Components of Income Tax Expense (Benefit)
          Currently payable:..................................
             Federal.......................................... $  5  $ 26 $(9)
             State............................................   (2)    5   5
             Foreign..........................................    2     2   3
                                                               ----  ---- ---
                                                                  5    33  (1)
          Deferred............................................   (9)   17  11
                                                               ----  ---- ---
          Income tax expense (benefit)........................ $ (4) $ 50 $10
                                                               ====  ==== ===

   The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

         Effective Tax Rate Reconciliation (Percent) 2001  2000   1999
         ------------------------------------------- ----  ----  -----
           Statutory federal tax rate............... 35.0  35.0   35.0
           Foreign rate differential................  1.3   0.3    4.3
           Export tax incentive.....................  5.3  (0.4)  (9.0)
           Company-owned life insurance programs.... (2.0)  0.2    6.9
           State income taxes, net..................  4.7   6.0  (13.0)
           Change in valuation allowance............ (9.5) (2.2)  22.2
           Equity income of foreign affiliates......  3.3  (0.5)  (2.2)
           Other, net............................... (7.3) (0.2)  (7.2)
                                                     ----  ----  -----
           Effective tax rate....................... 30.8  38.2   37.0
                                                     ====  ====  =====

         Components of Deferred Tax Assets and Liabilities 2001  2000
         ------------------------------------------------- ----  ----
              Deferred tax assets:
               Pension and postretirement benefits........ $ 12  $ 12
                 Environmental reserves...................   39    43
                 Accrued liabilities......................   26    27
                 Minimum tax credits......................   23    15
                 State net operating losses...............    7     6
                 Other miscellaneous items................   36    25
                                                           ----  ----
              Total deferred tax assets...................  143   128
              Valuation allowance.........................   (5)   (2)
                                                           ----  ----
              Net deferred tax assets.....................  138   126
                                                           ----  ----
              Deferred tax liabilities:
                 Property, plant and equipment............   66    64
                 Capital loss.............................   80    80
                 Other miscellaneous items................   29    33
                                                           ----  ----
              Total deferred tax liabilities..............  175   177
                                                           ----  ----
              Net deferred tax liability.................. $ 37  $ 51
                                                           ====  ====

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

ACCRUED LIABILITIES

   Included in accrued liabilities are the following items:

                                                         2001 2000
                                                         ---- ----
              Accrued compensation and employee benefits $ 34 $ 49
              Environmental.............................   27   25
              Accrued insurance.........................   11   13
              Accrued cost for restructuring............   12   --
              Other.....................................   52   61
                                                         ---- ----
                                                         $136 $148
                                                         ==== ====

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




                                                              Weighted Average
                                               Option Price     Option Price
                                     Shares     Per Share        Per Share
                                   ---------  --------------- ----------------
  Outstanding at January 1, 1999   3,113,149  $13.34 - $29.69      $22.85
   Granted........................   784,150   12.72 -  15.85       15.84
   Exercised......................        --               --          --
   Canceled.......................  (218,049)  15.85 -  29.69       21.09
                                   ---------  ---------------      ------
  Outstanding at December 31, 1999 3,679,250   12.72 -  27.17       21.46
   Granted........................ 1,943,800   18.97                18.97
   Exercised......................   (67,111)  13.69 -  17.16       16.09
   Canceled.......................  (142,995)  15.85 -  27.17       20.22
                                   ---------  ---------------      ------
  Outstanding at December 31, 2000 5,412,944   12.72 -  27.17       20.67
   Granted........................   451,300   15.66 -  20.67       18.59
   Exercised......................  (161,093)  13.34 -  17.16       14.53
   Canceled.......................   (66,879)  15.85 -  27.17       20.62
                                   ---------  ---------------      ------
  Outstanding at December 31, 2001 5,636,272  $12.72 - $27.17      $20.68
                                   =========  ===============      ======

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

           ($in millions, except per share data)  2001   2000  1999
           ------------------------------------- ------  ----- -----
                    Net Income (Loss)
                        As reported............. $   (9) $  81 $  21
                         Pro forma..............    (12)    77    17
                    Per Share Data:
                     Basic
                        As reported.............  (0.22)  1.80  0.45
                         Pro forma..............  (0.27)  1.71  0.38
                     Diluted
                        As reported.............  (0.22)  1.80  0.45
                         Pro forma..............  (0.27)  1.71  0.38

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

                                                                                   2001    2000    1999
Sales:                                                                            ------  ------  ------
   Chlor Alkali Products......................................................... $  384  $  392  $  336
   Metals........................................................................    618     880     773
   Winchester....................................................................    269     277     286
                                                                                  ------  ------  ------
Total sales...................................................................... $1,271  $1,549  $1,395
                                                                                  ======  ======  ======
Operating Income (Loss) Before Restructuring Charges and Unusual Items:
   Chlor Alkali Products......................................................... $    8  $   27  $  (58)
   Metals........................................................................      7      95      77
   Winchester....................................................................      7      20      21
                                                                                  ------  ------  ------
       Total Operating Income Before Restructuring Charges and Unusual Items.....     22     142      40
   Interest Expense..............................................................     17      16      16
   Interest Income...............................................................      1       2       2
   Other Income..................................................................     22       3       1
   Restructuring Charge..........................................................    (39)     --      --
   Unusual Items (Recorded in Cost of Goods Sold)................................     (2)     --      --
                                                                                  ------  ------  ------
Income (Loss) from Continuing Operations before Taxes............................ $  (13) $  131  $   27
                                                                                  ======  ======  ======
Equity Income (Loss) in Affiliated Companies, Included in Operating Income:
   Chlor Alkali Products......................................................... $   (9) $   --  $  (13)
   Metals........................................................................      1       2       2
                                                                                  ------  ------  ------
Total Equity Income in Affiliated Companies...................................... $   (8) $    2  $  (11)
                                                                                  ======  ======  ======
Depreciation Expense:
   Chlor Alkali Products......................................................... $   39  $   37  $   36
   Metals........................................................................     33      29      30
   Winchester....................................................................     13      13      12
                                                                                  ------  ------  ------
Depreciation Expense............................................................. $   85  $   79  $   78
                                                                                  ======  ======  ======
Amortization Expense:
   Metals........................................................................ $    2  $    2  $    2
                                                                                  ======  ======  ======
Capital Spending:
   Chlor Alkali Products......................................................... $   22  $   31  $   27
   Metals........................................................................     36      51      33
   Winchester....................................................................      6      12      13
   Other.........................................................................      1       1      --
                                                                                  ------  ------  ------
Total Capital Spending........................................................... $   65  $   95  $   73
                                                                                  ======  ======  ======
Assets:
   Chlor Alkali Products......................................................... $  217  $  250  $  263
   Metals........................................................................    503     500     461
   Winchester....................................................................    142     156     165
   Other.........................................................................    357     217     174
                                                                                  ------  ------  ------
Total Consolidated Assets........................................................ $1,219  $1,123  $1,063
                                                                                  ======  ======  ======
Investments & Advances to (from) Affiliated Companies at Equity:
   Chlor Alkali Products......................................................... $  (22) $  (13) $   (3)
   Metals........................................................................      7       7       6
                                                                                  ------  ------  ------
Total Investments & Advances--Affiliated Companies............................... $  (15) $   (6) $    3
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

                                           2001    2000    1999
              Geographic Data:            ------  ------  ------
              Sales
                 United States........... $1,214  $1,488  $1,346
                 Foreign.................     57      61      49
                 Transfers between areas.
                 United States...........     14      14      11
                 Eliminations............    (14)    (14)    (11)
                                          ------  ------  ------
                 Total Sales............. $1,271  $1,549  $1,395
                                          ======  ======  ======
              Assets
                 United States........... $1,171  $1,069  $1,016
                 Foreign.................     45      47      44
                 Investments.............      7       7       6
                 Eliminations............     (4)     --      (3)
                                          ------  ------  ------
              Total Assets............... $1,219  $1,123  $1,063
                                          ======  ======  ======

   Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $61, $93, and $73 in 2001, 2000, and 1999, respectively.

ACQUISITIONS

   In June 2001, we acquired the stock of Monarch for approximately $48. Monarch was a privately held, specialty copper alloy manufacturer headquartered in Waterbury, CT with annual revenues of approximately $95 in 2000. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive and building products. We financed the purchase through our credit lines. The purchase price exceeded the fair value of the identifiable net assets acquired by $19. The acquisition has been accounted for using the purchase method of accounting. The operating results of Monarch, which have been included in the accompanying financial statements since the date of acquisition, were not material.

   Supplemental cash flow information on the business acquired is as follows:

                                                     2001
                                                     ----
                      Working capital............... $ 20
                      Property, plant and equipment.   16
                      Goodwill......................   18
                      Debt..........................  (11)
                      Other.........................    5
                                                     ----
                      Purchase price................ $ 48
                                                     ====

RESTRUCTURINGS AND UNUSUAL ITEMS

   For the full year 2001, we recorded restructuring charges totaling $39 pretax and unusual items of $3 pretax for a total of $42.

   In the third quarter, we recorded a pretax charge for restructuring and unusual items of $29 primarily for costs associated with a salaried workforce reduction through an early retirement incentive program. Cost of Goods Sold and Other Income include $2 and $1, respectively, of unusual items. Cost of Goods Sold included the write-off of inventory associated with cancelled customer orders. Other Income included the write-off of an investment in an E-commerce company. The third-quarter restructuring charge of $26 related to the 190 employees retiring in connection with the retirement program and represented primarily pension and postretirement benefit curtailment losses and severance. As of December 31, 2001, 150 employees had retired and the remainder will retire in the first quarter of 2002. The severance of $4 recorded in Accrued Liabilities will be paid out of our operating cash flows over time.

   In the fourth quarter we recorded a restructuring pretax charge of $13 pretax, primarily for costs associated with idling our Indianapolis brass mill, consolidating distribution operations of the recently acquired Monarch with the A.J. Oster metals service center business, and reducing staffing levels in Chlor Alkali Products. A significant portion of the charge relating to the idling of the Indianapolis facility represented primarily pension and postretirement curtailment losses and severance for 200 employees. Another portion of the charge related to 38 Chlor Alkali employees who accepted our offer of a voluntary special separation program whereby employees accept a voluntary lay off and receive full separation benefits and also receive their accrued pension benefits at the same time. The balance of the restructuring charge relates to costs associated with the consolidation of certain Monarch facilities in order to optimize distribution operations. The severance and fringe benefits of $8 recorded in Accrued Liabilities will be paid out of our operating cash flows over time.

   The following table summarizes the major components of the 2001 charges and the remaining balances as of December 31, 2001:

                                                                      Accrued
                                                 Original Amounts  Restructuring
                                                  Charge  Utilized     Costs
                                                 -------- -------- -------------
Employee early retirement programs and severance   $30      $(21)       $ 9
Optimization of Metals facilities...............     9        (6)         3
Write-off assets................................     3        (3)        --
                                                   ---      ----        ---
                                                   $42      $(30)       $12
                                                   ===      ====        ===

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

   Condensed historical combined income statement data of the discontinued operations are summarized below:

                                                     1999
                                                     ----
                       Combined Statements of Income
                       Sales........................ $73
                       Net income...................   4

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

COMMITMENTS AND CONTINGENCIES

   We lease certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $32 in 2001, $33 in 2000 and $32 in 1999, (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001 are as follows: $21 in 2002; $20 in 2003; $18 in 2004; $16 in
2005; $15 in 2006; and a total of $61 thereafter.

   On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. ("Alliance"), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and, under the terms of the contract, we are obligated to make a monthly payment of approximately $.2 regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2 per year for each year of 2002 through 2006 and a total of $12 thereafter.

   There are a variety of non-environmental legal proceedings pending or threatened against us. Probable losses related to those matters have been accrued in the accompanying financial statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on our results of operations, financial position or liquidity.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

                                     First  Second    Third      Fourth
                                    Quarter Quarter Quarter(1) Quarter(2) Year(1)(2)
                                    ------- ------- ---------- ---------- ----------
2001
----
Sales.............................. $  334  $  325    $  334     $  278     $1,271
Cost of goods sold.................    295     282       303        242      1,122
Net income (loss)..................      2       7       (19)         1         (9)
Net income (loss) per common share:
 Basic.............................    .06     .15      (.45)        02       (.22)
 Diluted...........................    .06     .15      (.45)        02       (.22)
Common dividends per share             .20     .20       .20        .20        .80
Market price of common stock/(3)/
 High..............................  22.75   22.53     18.00      17.25      22.75
 Low...............................  17.76   14.90     13.30      12.05      12.05

2000
----
Sales.............................. $  382  $  397    $  413     $  357     $1,549
Cost of goods sold.................    318     324       340        295      1,277
Net income.........................     19      24        23         15         81
Net income per common share:
 Basic.............................    .43     .52       .52        .34       1.80
 Diluted...........................    .43     .52       .52        .34       1.80
Common dividends per share             .20     .20       .20        .20        .80
Market price of common stock/(3)/
 High..............................  21.50   19.25     18.00      23.19      23.19
 Low...............................  14.88   14.19     15.00      16.00      14.19

----------
(1) Operating results in 2001 include a Restructuring Charge and Unusual Items of $29 pretax, primarily for costs associated with a salaried workforce reduction through an early retirement incentive program.

(2) Operating results in 2001 include an additional Restructuring Charge of $13 pretax, primarily for costs associated with the consolidation of certain Metals facilities in order to optimize distribution operations and a voluntary retirement program.

(3) New York Stock Exchange composite transactions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   We incorporate the biographical information relating to our Directors under the heading "Item 1--Election of Directors" in our Proxy Statement relating to our 2002 Annual Meeting of Shareholders (the "Proxy Statement") by reference in this Report. See also the list of executive officers following Item 4 of this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Security Ownership of Directors and Officers" in our Proxy Statement by reference in this Report.

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

   3   (a)  Olin's Restated Articles of Incorporation as amended effective May
            8, 1997--Exhibit 3 to Olin's Form 10-Q for the Quarter ended March
            31, 1997.*
     (b)(1) By-laws of Olin as amended effective January 1, 2002.
   4   (a)  Articles of Amendment designating Series A Participating Cumulative
            Preferred Stock, par value $1 per share --Exhibit 2 to Olin's Form
            8-A dated February 21, 1996, covering Series A participating
            Cumulative Preferred Stock Purchase Rights.*

      (b) Rights Agreement dated as of February 27, 1996 between Olin and Chemical Mellon Shareholder Services, LLP, Rights Agent--Exhibit 1 to Olin's Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*
      (c) Form of Senior Debt Indenture between Olin and Chemical Bank--Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental Indenture dated as of March 18, 1994 between Olin and Chemical Bank--Exhibit 4(c) to Registration Statement No. 33-52771 and Second Supplemental Indenture dated as of December 11, 2001 between Olin and JPMorgan Chase Bank, formerly known as Chemical Bank--Exhibit 4 to Form 8-K dated December 20, 2001.*
      (d) Form of Subordinated Debt Indenture between Olin and Bankers Trust Company--Exhibit 4(i) to Registration Statement No. 33-4479.*
      (e) Credit Agreement dated as of January 3, 2002 among Olin and the banks named therein--Exhibit 4 to Olin's Form 8-K dated January 10, 2002.*
    (f)(1) 9.125% Senior Note Due 2011.

              We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

   10 (a) 1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended through February 23, 1995--Exhibit 10(b) to Olin's Form 10-K for 1994.*
      (b) Amended and Restated Employee Deferral Plan, effective November 1, 1997, as amended and restated effective as of February 8, 1999--Exhibit 10(c) to Olin's Form 10-K for 1998.*
      (c) Olin Senior Executive Pension Plan amended as of July 27, 2000--Exhibit 10(d) to Olin's Form 10-Q for the quarter ended September 30, 2000.*
      (d) Olin Supplemental Contributing Employee Ownership Plan as amended through March 1, 2001--Exhibit 10(d) to Olin's Form 10-Q for the quarter ended March 31, 2001.*
      (e) Olin Corporation Key Executive Life Insurance Program--Exhibit 10(b) to Olin's Form 10-Q for quarter ended March 31, 1986.*
      (f) Form of Olin Corporation Endorsement Split Dollar Agreement (effective January 1, 1993)--Exhibit 10(s) to Olin's Form 10-K for 1992.*
      (g) Form of executive agreement between Olin and certain executive officers as amended December 10, 1998--Exhibit 10(h) to Olin's
           Form 10-K for 1998.*
      (h) Form of special severance agreement provided to certain employees to become operative upon a "change in control" event--Exhibit 10(n) to Olin's Form 10-K for 1997.*
      (i) Olin 1991 Long Term Incentive Plan, as amended through February 23, 1995--Exhibit 10(u) to Olin's Form 10-K for 1994.*
      (j) 1997 Stock Plan for Non-Employee Directors as amended effective February 22, 2001--Exhibit 10(j) to Olin's Form 10-Q for the quarter ended March 31, 2001.*
      (k) Olin Senior Management Incentive Compensation Plan, as amended through December 9, 1999--Exhibit A to Olin's 2000 Proxy Statement dated March 14, 2000.*
      (1) Description of Restricted Stock Unit Awards granted under the Olin 1991 Long Term Incentive Plan--Exhibit 10(bb) to Olin's Form 10-K for 1995.*
    (m)(1) Description of Restricted Stock Unit Awards granted under the 2000 Long Term Incentive Plan.
      (n)  Form of EVA Incentive Plan (Management Incentive Compensation
           Plan)--Exhibit 10(dd) to Olin's Form 10-K for 1996.*
      (o) 1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries--Exhibit A to Olin's 1996 Proxy Statement dated March 12, 1996.*
      (p) Olin Supplementary and Deferral Benefit Pension Plan restated as of February 8, 1999--Exhibit 10(s) to Olin's Form l0-Q for the quarter ended March 31, 1999.*
      (q) Form of Senior Executive Retention Agreement between Olin and certain executive officers--Exhibit 10(q) to Olin's Form 10-K for 1999.*
    (r)(1) Olin Corporation 2000 Long Term Incentive Plan as amended through October 25, 2001.
      (s) 2001 Performance Share Program -- Exhibit 10(w) to Olin's Form 10-Q for quarter ended March 31, 2001.*
      (t) Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999--Exhibit 2.1 to Olin's Form 8-K filed February 23, 1999.*
      (u) Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated August 23, 1996--Exhibit 99.1 to Olin's Form 8-K dated December 3, 2001.*
      (v) Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997--Exhibit 99.2 to Olin's Form 8-K dated December 3, 2001.*
      (w) Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997--Exhibit 99.3 to Olin's Form 8-K dated December 3, 2001.*
      (x) Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated April 30, 1998--Exhibit 99.4 to Olin's Form 8-K dated December 3, 2001.*
      (y) Note Purchase Agreement dated December 22, 1997 between the Sunbelt Chlor Alkali Partnership and the Purchasers named therein--Exhibit
           99.5 to Olin's Form 8-K dated December 3, 2001.*
      (z) Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein--Exhibit 99.6 to Olin's Form 8-K dated December 3, 2001.*
      (aa) Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein--Exhibit 99.7 to Olin's Form 8-K dated December 3, 2001.*
   11 Computation of Per Share Earnings (included in the Note--"Earnings Per Share" to Notes to Consolidated Financial Statements in Item 8.)
   12(1)   Computation of Ratio of Earnings to Fixed Charges (unaudited).
   21(1)   List of Subsidiaries.

   23    Consent of KPMG LLP dated August 13, 2002.
   99.1  Certification Statement of Chief Executive Officer.
   99.2  Certification Statement of Chief Financial Officer.

    * Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.
    (1)  Filed with original Form 10-K for 2001.

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2002

                                                 OLIN CORPORATION

                                              By           /S/  JOSEPH D. RUPP
                                                      -----------------------------
                                                             Joseph D. Rupp
                                                              President and
                                                         Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

     /S/  JOSEPH D. RUPP       President and Chief Executive  August 13, 2002
-----------------------------    Officer and Director
       Joseph D. Rupp            (Principal Executive
                                 Officer)

              *                Director and Chairman of the   August 13, 2002
-----------------------------    Board
      Donald W. Griffin

              *                Director                       August 13, 2002
-----------------------------
     William W. Higgins

              *                Director                       August 13, 2002
-----------------------------
    Randall W. Larrimore

              *                Director                       August 13, 2002
-----------------------------
       Stephen F. Page

             *                 Director                       August 13, 2002
-----------------------------
  G. Jackson Ratcliffe, Jr.

              *                Director                       August 13, 2002
-----------------------------
     Richard M. Rompala

  /S/  ANTHONY W. RUGGIERO     Executive Vice President and   August 13, 2002
-----------------------------    Chief Financial Officer and
     Anthony W. Ruggiero         Director (Principal
                                 Financial Officer)

   /S/  MARY E. GALLAGHER      Vice President and Controller  August 13, 2002
-----------------------------    (Principal Accounting
      Mary E. Gallagher          Officer)


*By:    /S/  JOSEPH D. RUPP
     -------------------------
          Joseph D. Rupp
         Attorney-in-fact