Form 10-Q
period 2002-06-30
OLIN CORP
filed 2002-08-13
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission file number                                                                    1-1070

Olin Corporation

(Exact name of registrant as specified in its charter)

Virginia	13-1872319

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Merritt 7, Norwalk, CT	06856

(Address of principal executive offices)	(Zip Code)

(203) 750-3000

(Registrant’s telephone number, including area code)

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

Yes             X             No

As of July 31, 2002, there were outstanding 47,189,543 shares of the registrant’s common stock.

Part I—Financial Information

Item 1.    Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets

(In millions, except per share data)

	Unaudited
	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$89.3	$164.8
Short-term investments	25.0	36.8
Accounts receivable, net	172.0	140.5
Inventories	226.7	223.2
Income taxes receivable	14.6	7.2
Other current assets	50.8	43.6

Total current assets	578.4	616.1
Property, plant and equipment (less accumulated depreciation of $1,275.3 and $1,241.0)	441.4	477.1
Other assets	120.6	125.9

Total assets	$1,140.4	$1,219.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings and current installments of long-term debt	$1.5	$101.5
Accounts payable	97.8	96.8
Income taxes payable	0.1	0.4
Accrued liabilities	126.8	136.5

Total current liabilities	226.2	335.2
Long-term debt	328.5	329.2
Deferred income taxes	75.5	72.1
Other liabilities	210.3	211.6
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized 120.0 shares
Issued 47.1 shares (43.4 in 2001)	47.1	43.4
Additional paid-in capital	263.0	204.3
Accumulated other comprehensive loss	(14.7)	(17.6)
Retained earnings	4.5	40.9

Total shareholders’ equity	299.9	271.0

Total liabilities and shareholders’ equity	$1,140.4	$1,219.1

The accompanying Notes to Condensed Financial Statements
are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income (Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales	$314.3	$324.5	$609.3	$658.7
Operating Expenses:
Cost of goods sold	284.7	282.1	554.8	577.0
Selling and administration	27.6	25.6	56.6	57.8
Research and development	1.1	1.3	2.3	2.8
Loss of non-consolidated affiliates	3.9	0.9	7.8	2.3
Interest expense	7.5	4.1	15.3	7.8
Interest income	1.0	—	1.8	0.4
Other income	0.3	0.3	1.6	3.5

Income (loss) before taxes	(9.2)	10.8	(24.1)	14.9
Income tax provision (benefit)	(2.2)	4.2	(5.8)	5.9

Net income (loss)	$(7.0)	$6.6	$(18.3)	$9.0

Net income (loss) per common share:
Basic	$(0.15)	$0.15	$(0.40)	$0.21
Diluted	(0.15)	0.15	(0.40)	0.20
Dividends per common share	$0.20	$0.20	$0.40	$0.40
Average common shares outstanding:
Basic	46.9	43.4	45.4	43.7
Diluted	46.9	43.5	45.4	43.8

The accompanying Notes to Condensed Financial Statements
are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2002	2001
Operating activities
Net income (loss)	$(18.3)	$9.0
Adjustments to reconcile income (loss) from operations to net cash and cash equivalents provided by operating activities
Loss of non-consolidated affiliates	7.8	2.3
Depreciation and amortization	42.6	41.5
Deferred income taxes	2.2	10.6
Pension assets	(4.3)	(8.1)
Change in:
Receivables	(31.5)	10.3
Inventories	(3.5)	5.4
Other current assets	(7.2)	(5.8)
Accounts payable and accrued liabilities	(3.7)	(58.0)
Income taxes payable	(7.7)	(13.6)
Other assets	3.1	2.8
Noncurrent liabilities	(5.8)	(11.9)
Other operating activities	3.7	(4.4)

Net operating activities	(22.6)	(19.9)

Investing activities
Capital expenditures	(7.2)	(36.3)
Proceeds from sale of short-term investments	11.0	—
Business acquired in purchase transaction	—	(48.3)
Investments and advances-affiliated companies at equity	(1.9)	0.7
Other investing activities	2.1	0.2

Net investing activities	4.0	(83.7)

Financing activities
Short-term debt borrowings	—	84.7
Long-term debt:
Borrowings	34.7	—
Repayments	(135.4)	(4.2)
Issuance of common stock	62.3	—
Purchases of Olin common stock	(2.5)	(14.1)
Stock options exercised	2.6	2.3
Dividends paid	(18.1)	(17.5)
Other financing activities	(0.5)	(0.4)

Net financing activities	(56.9)	50.8

Net decrease in cash and cash equivalents	(75.5)	(52.8)
Cash and cash equivalents, beginning of period	164.8	56.6

Cash and cash equivalents, end of period	$89.3	$3.8

The accompanying Notes to Condensed Financial Statements
are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share data)

1.
We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Certain reclassifications were made to prior year amounts to conform to the 2002 presentation. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

2.	Inventory consists of the following:

	June 30, 2002	December 31, 2001
Raw materials and supplies	$112.9	$119.4
Work in process	94.0	97.7
Finished goods	82.8	63.8

	289.7	280.9
LIFO reserve	(63.0)	(57.7)

Inventory, net	$226.7	$223.2

Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at June 30, 2002, reflect certain estimates relating to inventory quantities and costs at December 31, 2002.

3.
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings (Loss) Per Share	2002	2001	2002	2001
Net income (loss)	(7.0)	$6.6	$(18.3)	$9.0
Basic shares	46.9	43.4	45.4	43.7
Basic net income (loss) per share	$(0.15)	$0.15	$(0.40)	$0.21

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted Earnings (Loss) Per Share	2002	2001	2002	2001
Net income (loss)	$(7.0)	$6.6	$(18.3)	$9.0
Diluted shares:
Basic shares	46.9	43.4	45.4	43.7
Stock options	—	.1	—	.1

Diluted shares	46.9	43.5	45.4	43.8

Diluted net income (loss) per share	$(0.15)	$0.15	$(0.40)	$0.20

4.
We are party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $3 million in each of the three-month periods ended June 30, 2002 and 2001 and $7 million in each of the six-month periods ended June 30, 2002 and 2001. Charges to income for investigatory and remedial efforts were material to operating results in 2001 and are expected to be material to operating results in 2002. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $95 million at June 30, 2002 and $100 million at December 31, 2001, of which $73 million was classified as other noncurrent liabilities at both dates.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the length of time over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could have a material adverse effect on our operating results and financial condition.

5.
The Board of Directors in April, 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. During the first six months of 2002, we repurchased 144,157 shares of our common stock. At June 30, 2002 approximately 154,000 shares remain to be purchased.

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from the sale were approximately $56 million and are available for general corporate purposes.

6.
We define segment operating income (loss) as earnings before interest expense, interest income, other income, and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales:
Chlor Alkali Products	$75.2	$105.2	$147.6	$210.3
Metals	174.5	156.9	334.9	330.4
Winchester	64.6	62.4	126.8	118.0

Total sales	$314.3	$324.5	$609.3	$658.7

Operating income (loss):
Chlor Alkali Products	$(15.0)	$12.1	$(30.1)	$16.4
Metals	9.1	0.2	11.6	0.8
Winchester	2.9	2.3	6.3	1.6

Total operating income (loss)	(3.0)	14.6	(12.2)	18.8
Interest expense	7.5	4.1	15.3	7.8
Interest income	1.0	—	1.8	0.4
Other income	0.3	0.3	1.6	3.5

Income (loss) before taxes	$(9.2)	$10.8	$(24.1)	$14.9

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which became effective and was adopted by us on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.” Accordingly, we ceased amortizing goodwill totaling $42 million as of January 1, 2002.

We completed an initial impairment review of our goodwill balance during the second quarter of 2002 and determined an impairment charge was not required.

If SFAS No. 142 had been in effect for the three and six month periods ended June 30, 2001, net income as reported of $6.6 million and $9.0 million would have increased by $0.2 million and $0.4 million respectively, representing the elimination of goodwill amortization. For the three and six month periods ended June 30, 2001, reported basic net income of $0.15 and $0.21 would have been $0.16 and $0.22, respectively, while reported diluted net income per share of $0.15 and $0.20 would have been $0.16 and $0.21, respectively.

7.
In June 2001, we acquired the stock of Monarch Brass & Copper Corp. (“Monarch”) for approximately $48 million. Monarch was a privately held, specialty copper alloy manufacturer headquartered in Waterbury, CT with annual revenues of approximately $95 million in 2000. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive and building products. We financed the purchase through our credit lines. The purchase price exceeded the fair value of the identifiable net assets acquired by $19 million. The acquisition has been accounted for using the purchase method of accounting. The operating results of Monarch, which have been included in the accompanying financial statements since the date of acquisition, were not material.

8.
We announced on May 8, 2002 that we and Chase Industries Inc. (“Chase”) have entered into a merger agreement under which Chase will become our wholly-owned subsidiary. Chase, with 2001 sales of $232 million, is a leading manufacturer and supplier of brass rod in the U. S. and Canada. Chase stockholders will receive a fixed exchange ratio of 0.64 shares of our common stock for each outstanding share of Chase common stock in a tax-free exchange. We will issue approximately 10 million common shares under this agreement.

The transaction is conditioned on shareholder approval of both companies, regulatory clearance and other customary closing conditions. Court Square Capital Limited, an affiliate of Citicorp Venture Capital, which owns approximately 48% of Chase’s outstanding common shares, has agreed to vote its shares in favor of this transaction. Shareholder meetings of both companies are anticipated in September.

9.	In the 2002 second quarter and year-to-date periods, Cost of Goods Sold include a pretax gain of $4.5 million on an insurance settlement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Development

We announced on May 8, 2002 that we and Chase Industries Inc. (“Chase”) have entered into a merger agreement under which Chase will become our wholly-owned subsidiary. Chase, with 2001 sales of $232 million, is a leading manufacturer and supplier of brass rod in the U.S. and Canada. Chase stockholders will receive a fixed exchange ratio of 0.64 shares of our common stock for each outstanding share of Chase common stock in a tax-free share exchange. We will issue approximately 10 million common shares under this agreement.

The transaction is conditioned on shareholder approval of both companies, regulatory clearance and other customary closing conditions. Court Square Capital Limited, an affiliate of Citicorp Venture Capital, which owns approximately 48% of Chase’s outstanding common shares, has agreed to vote its shares in favor of this transaction. Shareholder meetings of both companies are anticipated in September.

We expect this acquisition, when completed, will be immediately accretive to our earnings and will also strengthen our balance sheet.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	($ in millions, except per share data)
Sales	$314.3	$324.5	$609.3	$658.7
Gross Margin	29.6	42.4	54.5	81.7
Selling and Administration	27.6	25.6	56.6	57.8
Interest Expense, net	6.5	4.1	13.5	7.4
Net Income (Loss)	(7.0)	6.6	(18.3)	9.0
Net Income (Loss) Per Common Share:
Basic	$(0.15)	$0.15	$(0.40)	$0.21
Diluted	$(0.15)	$0.15	$(0.40)	$0.20

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Sales decreased 3% due to lower selling prices (9%), offset in part by sales of $13 million (4%) from Monarch Brass & Copper Corp. (“Monarch”), which we acquired in June 2001 and an increase in volumes (2%). The price decreases were primarily related to lower Electrochemical Unit (“ECU”) prices in the Chlor Alkali Products segment. The increase in sales volumes was due primarily to the Metals and Winchester segments.

Gross margin percentage decreased from 13% in 2001 to 9% in 2002 primarily due to lower ECU prices.

Selling and administration as a percentage of sales was 9% in 2002 and 8% in 2001. Selling and administration expenses were $2 million higher than in 2001 due to an unusual increase in legal spending related to one legal matter ($1.9 million), severance expense ($0.7 million) and lower pension income ($0.5 million), offset in part by lower salary expense ($1.0 million) due to the early retirement incentive program and the voluntary separation program offered in the latter part of 2001.

The decrease in operating results from the non-consolidated affiliates was due primarily to the lower operating results from the Sunbelt Chlor Alkali Partnership, which we own equally with our partner, PolyOne Corporation (“PolyOne”) and we refer to as the Sunbelt joint venture (2002—$4 million loss; 2001—$1 million loss), which were adversely impacted by lower ECU pricing.

Interest expense, net of interest income, increased from 2001 primarily due to the additional interest expense ($4 million) on the $200 million that we borrowed in December 2001, partially offset by higher interest income ($1 million) resulting from higher short-term investments.

The effective tax rate decreased to 23.9% from 38.9%. The tax benefit recorded on the loss in 2002 was less than the statutory rate because we are accruing interest on taxes which may become payable in the future.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Sales decreased 7% due to lower selling prices (8%), volumes (2%), and metal values (1%), offset in part by a full six months of sales (4%) from Monarch. The price decreases were primarily related to lower ECU prices in the Chlor Alkali Products segment. Sales volumes were lower in the Chlor Alkali Products and Metals businesses as sales volumes were heavily impacted by a soft economy, particularly in the pulp and paper, telecommunications and coinage sectors.

Gross margin percentage decreased from 12% in 2001 to 9% in 2002 primarily due to lower ECU prices.

Selling and administration as a percentage of sales was 9% in 2002 and 2001. Selling and administration expenses were $1.2 million lower than in 2001 due to lower administration expenses, primarily reduced salaries ($1.5 million) resulting from the voluntary separation program at Chlor Alkali Products and higher bad debt expense ($1 million) in 2001, partially offset by lower pension income ($1 million) in 2002.

The decrease in operating results from the non-consolidated affiliates was due primarily to the lower operating results from the Sunbelt joint venture (2002—$8 million loss; 2001—$3 million loss), which were adversely impacted by lower ECU pricing.

Interest expense, net of interest income, increased from 2001 primarily due to the additional interest expense ($9 million) on the $200 million that we borrowed in December 2001, partially offset by higher interest income ($1 million) resulting from higher short-term investments and higher short-term interest expense ($2 million) in 2001.

The effective tax rate decreased to 24.0% from 39.6%. The tax benefit recorded on the loss in 2002 was less than the statutory rate because we are accruing interest on taxes which may become payable in the future.

Other income decreased from 2001 primarily due to a nonrecurring fee payment of $1.9 million that we received in 2001.

Segment Operating Results

We define our segment operating results as earnings before interest expense, interest income, other income and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses.

Chlor Alkali Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Sales	$75.2	$105.2	$147.6	$210.3
Operating Income (Loss)	(15.0)	12.1	(30.1)	16.4

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Sales decreased 29% from 2001 primarily due to lower selling prices. Soft market conditions have caused a decrease in our ECU netback (gross selling price less freight, discount, etc.), excluding our Sunbelt joint venture, from approximately $330 in the second quarter of 2001, to $200 in the second quarter of 2002. This compares with our ECU netback of approximately $235 in the first quarter of 2002. Caustic supply was greater than caustic demand and caustic pricing was negatively affected. Operating rates at our manufacturing locations averaged 89% in the second quarter compared to the industry average of approximately 91% (data from the Chlorine Institute) and our operating rate of 85% (industry average of approximately 83%) in the second quarter of 2001. Our operating results were lower in the second quarter of 2002 compared to 2001 primarily due to lower prices ($30 million) and higher losses from the Sunbelt joint venture (2002-$4 million loss; 2001-$1 million loss) as a result of lower ECU prices, offset in part by lower manufacturing and operating costs ($3 million). Reduced manufacturing and selling and administration costs were attributed to profit improvement projects and division wide cost management.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Sales decreased 30% from 2001 primarily due to lower selling prices (25%) and volumes (5%). The ECU netback averaged approximately $215 in the first six months of 2002, compared to $330 in the first six months of 2001. Poor economic conditions, which impacted demand during the second half of 2001 and early this year, caused negative pressure on pricing. Industry ECU pricing continued to fall through the second quarter of this year resulting in one of the worst pricing cycles in the history of the business. Operating results were significantly lower in 2002 primarily due to lower prices ($51 million) and higher losses from the Sunbelt joint venture, whose operating results (2002—$8 million loss; 2001—$3 million loss) were negatively impacted by significantly lower ECU pricing. Lower volumes in the first quarter (primarily caustic) reduced operating income by $6 million. The negative impact on our operating results from pricing and volume was partially offset by reductions in manufacturing and selling and administration costs ($14 million). Profit improvement activities, lower steam cost and overall cost management contributed to these cost reductions.

Metals

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Sales	$174.5	$156.9	$334.9	330.4
Operating Income	9.1	0.2	11.6	0.8

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Sales increased 11% primarily due to the sales of Monarch (8%) for the full quarter in 2002 and an increase in strip volumes (4%) offset by lower selling prices (1%). Strip shipments to the automotive and ammunition segments were up 27% and 43%, respectively, from last year. A.J. Oster’s shipments were 10% higher than last year while strip shipments to telecommunications and coinage segments were both lower by 25% from last year’s levels.

Metals’ operating income increased substantially from $0.2 in 2001 to $9.1 in 2002, due to reduced manufacturing costs and increased volumes. The lower costs in 2002 include the benefit of the early retirement incentive program implemented in late 2001, the consolidation of Monarch’s distribution business and the idling of the Indianapolis facility for most of the quarter.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Sales increased 1% due to the sales of Monarch (9%) for the full six months of 2002 offset by the combination of a shift in product mix and lower metal values (8%). Shipments to the automotive sector were 26% higher. Telecommunications and coinage shipments were down 43% and 50%, respectively. A.J. Oster shipments were up 3%.

Metals’ operating income increased substantially from $0.8 in 2001 to $11.6 in 2002, due to reduced manufacturing costs and the absence of the effect of the strike in 2001. 2001 sales and profits for the six-month period were adversely affected by a strike at the East Alton, IL, facility which ended on January 21, 2001.

Winchester

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Sales	$64.6	$62.4	$126.8	$118.0
Operating Income	2.9	2.3	6.3	1.6

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Sales in 2002 were 4% higher than 2001 due to higher volumes (2%) and selling prices (2%). Contract sales accounted for the majority of the increase over the prior year. As a result of higher sales and lower manufacturing costs resulting from the benefit of the early retirement incentive program implemented in 2001, Winchester posted operating income of $2.9 million compared with $2.3 million in 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Sales in 2002 were 7% higher than 2001 primarily due to higher volumes (6%) and prices (1%). Higher volumes are attributable to an increase in domestic commercial ammunition demand and contract sales. Winchester posted operating income of $6.3 million compared with $1.6 million in 2001. The increase in sales accounted for most of the increase in operating income. The cost benefit realized in 2002 associated with the 2001 early retirement incentive program, lower raw material costs and the absence of the effect of the 2001 strike were partially offset by the 2001 non-recurring income from the settlement of a claim.

2002 Outlook

In 2002, interest expense will be higher due to our $200 million 9.125% Senior Notes offering in December 2001, offset in part by the income from the temporary investment of funds used to retire the $100 million 8% notes in June 2002. For all three segments combined, the reduction in the workforce from the early retirement incentive program and the voluntary separation program is expected to generate a total fixed cost salary savings of $15 million on an annual basis in future periods. These fixed cost savings do not include the impact of idling the Indianapolis facility because we intend to restart the facility once market conditions improve.

In the third quarter of 2002, we expect our performance to improve over the second quarter of 2002 and project that our results will be in the breakeven range, primarily due to improvement in the Chlor Alkali and Winchester segments, which should more than offset lower earnings from the Metals segment. Better Chlor Alkali results are expected due to higher selling prices and Winchester’s earnings should increase with normal seasonality as our customers build inventory prior to the hunting season. In the Metals segment, Brass earnings in the third quarter are normally lower than the second quarter due to our regularly scheduled maintenance shutdowns. While business conditions in certain of Olin’s downstream markets remain below normal levels, there are some signs of recovery. Our guidance for the third quarter does not include the impact of the anticipated acquisition of Chase later in the third quarter due to the uncertainty of the closing date of this transaction.

In Chlor Alkali, we believe that there will be considerable improvement in our pricing in the third quarter and again in the fourth quarter as a result of the recent price-increase announcements for caustic and chlorine. In mid-May, producers announced a $50 per ton increase in the price of caustic effective immediately or as contracts permit, and we expect to fully implement the increase over the next two quarters as our contract terms permit. Also in mid-May producers announced chlorine price increases ranging from $125 to $150 per ton which were to become effective for quarterly contracts on July 1, or as contracts permit. We expect to get all of this increase over the next few quarters as our contract terms permit.

In our Metals segment, while the telecommunication sector is still weak, automobile manufacturers continue to be optimistic about their production schedules. Coinage demand is improving slightly. The housing sector remains good. Confirming our earlier thoughts that inventory in the field has been depleted, demand from our distribution centers has been increasing. As a result of higher demand, we have placed certain equipment in production at our Indianapolis facility, which had been idled late last year.

For the third quarter, Winchester’s sales and operating results will increase seasonally from their second quarter levels as a result of the upcoming hunting season. We are optimistic about the balance of the year based on our first six months’ performance and our sales forecasts for the second half.

A significant decline occurred in the equity markets in the second quarter of 2002. As a result, the market value of our pension plan portfolio as of July 24, 2002 was less than the accumulated benefit obligation as of December 31, 2001. If, at December 31, 2002, the market value of the assets is less than the accumulated benefit obligation, under Statement of Financial Accounting Standards (“SFAS”) No. 87, we will be required at that time to reduce equity to reflect this difference. Based on estimates prepared using certain asset return, interest rate and actuarial assumptions under the review of our independent outside actuary, The Segal Company, if the equity markets do not change between July 24, 2002 and the end of the calendar year, and interest rates stay where they are between now and the end of the year (because that would also affect the calculation), we will be taking a charge against equity, which is a non-cash charge, in the $150 million range. This would have no effect on the covenants in our credit facility.

Furthermore, based on these estimates, this charge would have no effect on cash or pension funding requirements for the next several years and would modestly affect pension income next year and the year thereafter. Of course, if the equity markets were to reverse themselves and improve by year-end, or if interest rates increase, there is a possibility that there would be a lesser charge or no charge at all.

Environmental Matters

In each of the six-month periods ended June 30, 2002 and 2001, we spent approximately $12 million for environmental investigatory and remediation activities associated with former waste sites and past operations. Spending for investigatory and remedial efforts for the full year 2002 is estimated to be between $20 and $25 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $7 million in each of the six-month periods ended June 30, 2002 and 2001. Charges to income for investigatory and remedial efforts were material to operating results in 2001, are expected to be material to operating results in 2002 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future expenditures to investigate and remediate known sites amounting to $95 million at June 30, 2002 and $100 million at December 31, 2001, of which $73 million was classified as other noncurrent liabilities at both dates. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $40 to $50 million over the next several years, $20 million to $25 million of which is expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could have a material adverse effect on our operating results and financial condition.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Six Months Ended June 30,
	2002	2001
	($ in millions)
Provided By (Used For)
Net Operating Activities	$(22.6)	$(19.9)

Capital Expenditures	(7.2)	(36.3)
Net Investing Activities	4.0	(83.7)
Purchases of Olin Common Stock	(2.5)	(14.1)
Net Financing Activities	(56.9)	50.8

In 2002, income from operations exclusive of non-cash charges, proceeds from the refinancing of the tax-exempt debt and the issuance of common stock and cash equivalents on hand were used to finance our working capital requirements, capital and investment projects, dividends, the purchase of our common stock and long-term debt repayments (including tax-exempt debt).

Operating Activities

In 2002, the increase in cash used by operating activities was primarily attributable to lower operating results, offset in part by a lower investment in working capital.

Investing Activities

Capital spending of $7.2 million in the first six months of 2002 was $29.1 million lower than in the corresponding period in 2001. The capital spending decrease was primarily due to the completion of the high performance alloys projects that were begun in 2000 and completed in 2001. For the total year, we plan to manage our capital spending at a level of approximately 50% of depreciation or about $40 million, compared to 76% of depreciation or $65 million in 2001.

In January 2002, we received $11.0 million from the sale of the stock of Prudential Insurance Company. We were awarded these shares of stock in 2001 as a result of Prudential’s conversion from a mutual company to a stock company.

In June 2001, we acquired the stock of Monarch for approximately $48 million. Monarch was a privately held, specialty copper alloy manufacturer headquartered in Waterbury, CT with annual revenues of approximately $95 million in 2000. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive and building products. We financed the purchase through our credit lines. The purchase price exceeded the fair value of the identifiable net assets acquired by $19 million. The acquisition has been accounted for using the purchase method of accounting. The operating results of Monarch, which have been included in the accompanying financial statements since the date of acquisition, were not material.

Financing Activities

At June 30, 2002, we had a $140 million line of credit under an unsecured revolving credit agreement with a group of banks, all of which was available. We entered into this new three-year senior revolving credit facility of $140 million, including a sublimit for letters of credit on January 3, 2002. The new facility replaced our then existing credit facilities and will expire on January 3, 2005. We may select various floating rate borrowing options. The senior credit facility includes various customary restrictive convenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (“leverage ratio”) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (“coverage ratio”). In the event that the leverage ratio equals or exceeds 3.75, we are required under this senior credit facility to grant a security interest in all of our U.S. inventory and accounts receivables. No assets of our subsidiaries will secure our obligation under our senior credit facility.

In December 2001, we sold $200 million of 9.125% Senior Notes with a maturity date of December 15, 2011. We used $100 million from the proceeds of the offering to repay the 8% notes in June 2002. In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from this sale were approximately $56 million and provide liquidity and financial flexibility, and strengthen our financial position. The net proceeds are available for general corporate purposes.

In March 2002, we also refinanced $35 million of tax-exempt debt to create additional capacity under our revolving credit facility by eliminating the need for an equivalent amount of letters of credit. This action increased our potential liquidity by $35 million.

During the first six months of 2002 and 2001, we used $2.5 million and $14.1 million to repurchase 144,157 and 694,870 shares of our common stock, respectively. Approximately 154,000 shares remain to be repurchased under our previously approved stock repurchase program.

The percent of total debt to total capitalization decreased to 52% at June 30, 2002, from 61% at year-end 2001 and was 52% at June 30, 2001. The decrease from year-end 2001 was due primarily to the repayment of the $100 million of the 8% notes and the increase in shareholder’s equity resulting from the issuance of approximately 3.3 million shares in March 2002.

In 2002, we paid quarterly dividends of $0.20 per share. In July 2002, our Board of Directors declared a quarterly dividend of $0.20 per share on our common stock, which is payable on September 10, 2002, to shareholders of record on August 9, 2002.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations and short-term borrowings under a senior revolving credit facility.

Cash flow from operations is subject to change as a result of the cyclical nature of our operating results, which have been affected recently by the economic downturn and resulting decline in demand from many of the industries served by us, such as coinage, electronics and the telecommunications sectors. In addition, cash flow from operations is affected by considerable changes in ECU prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having tremendous leverage on our earnings. A $10 per ECU price change equates to an $11 million pretax profit change when we are operating at full capacity.

Our current debt structure has been used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of June 30, 2002, we had long-term borrowings of $330 million of which $1 million was at variable rates. We have entered into interest rate swaps on approximately $140 million of our underlying debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. Annual maturities of long-term debt at December 31, 2001, were $102 million in 2002; $2 million in 2003; $27 million in 2004; $63 million in 2005; $1 million in 2006 and $236 million thereafter. We used a portion of net proceeds from the offering of our $200 million 9.125% Senior Notes in December 2001 to repay the $100 million 8% notes in June 2002.

We use operating leases for certain purposes, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties may contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance and have renewal or purchase options. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001 are as follows: $21 million in 2002; $20 million in 2003; $18 million in 2004; $16 million in 2005; $15 million in 2006 and a total of $61 million thereafter. Assets under capital leases are not significant.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (“Alliance”), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $200 thousand regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2 million per year for 2002 through 2006 and a total of $12 million thereafter.

We utilize a credit facility, standby letters of credit and guarantees. In January 2002, we entered into a new senior revolving credit facility with a group of banks. This credit facility is described above under the caption, “Financing Activities”. As of June 30, 2002, we did not have any outstanding borrowings under this credit facility.

At June 30, 2002, we had outstanding standby letters of credit of $13 million. These letters of credit were used primarily to support certain long-term debt and self-insurance obligations.

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

We have guaranteed Series O of the Sunbelt Notes, and PolyOne has guaranteed Series G of the Sunbelt Notes, in both cases pursuant to customary guaranty agreements. Our guarantee and PolyOne’s guarantee are separate, rather than joint. In other words, we are not required to make any payments under PolyOne’s guaranty of Sunbelt’s indebtedness. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if timely payments on the Sunbelt Notes are not made, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment.

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

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies certain criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. We adopted the provisions of SFAS No. 141 on July 1, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective and was adopted by us on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.” Accordingly, we ceased amortizing goodwill totaling $42 million as of January 1, 2002.

We completed an initial impairment review of our goodwill balance during the second quarter of 2002 and determined an impairment charge was not required.

If SFAS No. 142 had been in effect for the three and six month periods ended June 30, 2001, net income as reported of $6.6 million and $9.0 million would have increased by $0.2 million and $0.4 million respectively, representing the elimination of goodwill amortization. For the three and six month periods ended June 30, 2001, reported basic net income per share of $0.15 and $0.21 would have been $0.16 and $0.22, respectively, while reported diluted net income per share of $0.15 and $0.20 would have been $0.16 and $0.21, respectively.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. At this time, it is not practical to reasonably estimate the impact of adopting this statement on our financial statements.

The FASB issued SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. In addition, it broadened the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. At the time of adoption on January 1, 2002, this statement did not have a material impact on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the normal course of our business operations due to our operations that use different foreign currencies, our purchases of certain commodities and our ongoing investing and financing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the uses of financial instruments to manage exposure to such risks.

Certain raw materials, namely copper, lead and zinc, used primarily in our Metals and Winchester segments’ products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of June 30, 2002, we maintained open positions on futures contracts totaling $42 million ($55 million at June 30, 2001). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $4.2 million ($5.5 million at June 30, 2001) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our current debt structure has been used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of June 30, 2002, we had long-term borrowings of $330 million ($234 million at June 30, 2001) of which $1 million ($36 million at June 30, 2001) was at variable rates. As a result of our recent fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into approximately $140 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (5.495% at June 30, 2002). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on December 16, 2002. We estimate that the rates will be between 5% and 6%. In April 2002, we refinanced four variable-rate tax exempt debt issues totaling $35 million. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed rate debt of the newly refinanced bonds back to variable rate debt through interest rate swaps. At June 30, 2002, interest rates on $21 million and $6 million of the swaps were 2.6% and 2.74%, respectively. The interest rate on the remaining $8 million swap is set at the end of the six-month reset period, or November 1, 2002, and is expected to be between 1.50% and 2%. These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $2 million and less than $1 million for the six months ended June 30, 2002 and 2001, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on management’s beliefs, certain assumptions made by management, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which we and our various segments operate. The statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

We have used the words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “will,” “estimate,” and variations of such words and similar expressions in this quarterly report to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward looking-statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks, uncertainties and assumptions that are involved in our forward-looking statements include but are not limited to:

•
sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us, such as automotive, electronics, coinage, telecommunications, ammunition, housing, vinyls and pulp and paper, as well as extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001;

•
the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	unforeseen effects of competition;

•	environmental costs and other expenditures in excess of those projected;

•	higher-than-expected raw material and utility or transportation and/or logistics costs;

•	the occurrence of unexpected manufacturing interruptions/outages, including those occurring as a result of production hazards; and

•	unexpected additional taxes and related interest as the result of pending income tax audits.

All of our forward-looking statements should be considered in light of these factors.

Part II—Other Information

Item 1.    Legal Proceedings.

Not Applicable.

Item 2.    Changes in Securities and Use of Proceeds.

Not Applicable.

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 25, 2002. Of the 43,479,806 shares of Common Stock entitled to vote at such meeting, at least 40,134,947 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors G. Jackson Ratcliffe, Jr., Richard M. Rompala and Joseph D. Rupp as Class II directors with terms expiring in 2005 and Donald W. Griffin as a Class III director with a term expiring in 2003. Votes cast for and votes withheld in the election of Directors were as follows:

	Votes For	Votes Withheld
G. Jackson Ratcliffe, Jr.	38,674,853	1,460,094
Richard M. Rompala	38,692,016	1,442,931
Joseph D. Rupp	38,813,848	1,321,099
Donald W. Griffin	38,419,399	1,715,548

There were no abstentions or broker nonvotes.

The shareholders also ratified the appointment of KPMG LLP as independent auditors for the Corporation for 2002. Voting for the resolution ratifying the appointment were 38,446,498 shares. Voting against were 1,274,051 shares. Abstaining were 414,398 shares. There were no broker nonvotes.

Item 5.    Other Information.

Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

12.	Computation of Ratio of Earnings to Fixed Charges (Unaudited).

99.1	Certification Statement of Chief Executive Officer

99.2	Certification Statement of Chief Financial Officer

(b)  Reports on Form 8-K

Form 8-K filed May 8, 2002 announcing that Olin and Chase Industries Inc. entered into a merger agreement under which Chase, a leading manufacturer of brass rod, will become a wholly-owned subsidiary of Olin.

Form 8-K filed May 9, 2002, filing the Agreement and Plan of Merger, dated as of May 7, 2002, by and among Olin Corporation, Plumber Acquisition Corp. and Chase Industries Inc. and the Voting Agreement, dated as of May 7, 2002, between Olin Corporation and Court Square Capital Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION (Registrant)

By:	/s/ A.W. RUGGIERO
Executive Vice President and Chief Financial Officer (Authorized Officer)

Date:    August 13, 2002

Exhibit Index

Exhibit No.	Description

12.	Computation of Ratio of Earnings to Fixed Charges (Unaudited).

99.1	Certification Statement of Chief Executive Officer

99.2	Certification Statement of Chief Financial Officer