Form 10-Q
period 2002-09-30
OLIN CORP
filed 2002-11-13
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-1070

Olin Corporation

(Exact name of registrant as specified in its charter)

Virginia	13-1872319

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Merritt 7, Norwalk, CT	06856

(Address of principal executive offices)	(Zip Code)

(203) 750-3000

(Registrant’s telephone number, including area code)

(Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of October 31, 2002, there were outstanding 57,330,111 shares of the registrant’s common stock.

Part I - Financial Information

   Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)

	Unaudited September 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$93.9	$164.8
Short-term investments	25.0	36.8
Accounts receivable, net	210.5	140.5
Inventories	255.5	223.2
Income taxes receivable	9.5	7.2
Other current assets	66.8	43.6

Total current assets	661.2	616.1
Property, plant and equipment (less accumulated depreciation of $1,290.2 and $1,241.0)	550.5	477.1
Other assets	83.9	83.3
Goodwill	83.0	42.6

Total assets	$1,378.6	$1,219.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings and current installments of long-term debt	$1.5	$101.5
Accounts payable	107.8	96.8
Income taxes payable	1.5	0.4
Accrued liabilities	163.5	136.5

Total current liabilities	274.3	335.2
Long-term debt	328.4	329.2
Deferred income taxes	91.6	72.1
Other liabilities	214.5	211.6
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized 120.0 shares Issued 57.2 shares (43.4 in 2001)	57.2	43.4
Additional paid-in capital	435.9	204.3
Accumulated other comprehensive loss	(17.4)	(17.6)
Retained earnings (accumulated deficit)	(5.9)	40.9

Total shareholders’ equity	469.8	271.0

Total liabilities and shareholders’ equity	$1,378.6	$1,219.1

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Sales	$340.3	$333.6	$949.6	$992.3
Operating Expenses:
Cost of goods sold	307.9	302.9	862.7	879.9
Selling and administration	26.2	29.2	83.5	86.9
Research and development	1.2	1.2	3.5	4.0
Restructuring charge	—	25.9	—	25.9
Loss of non-consolidated affiliates	0.5	2.3	8.3	4.6
Interest expense	5.8	4.9	20.4	12.8
Interest income	0.3	0.1	2.1	0.5
Other income	0.5	0.5	2.1	4.0

Loss before taxes	(0.5)	(32.2)	(24.6)	(17.3)
Income tax provision (benefit)	0.5	(12.8)	(5.3)	(6.9)

Net loss	$(1.0)	$(19.4)	$(19.3)	$(10.4)

Net loss per common share:
Basic	$(0.02)	$(0.45)	$(0.41)	$(0.24)
Diluted	(0.02)	(0.45)	(0.41)	(0.24)
Dividends per common share	$0.20	$0.20	$0.60	$0.60
Average common shares outstanding:
Basic	49.7	43.4	47.0	43.6
Diluted	49.7	43.4	47.0	43.6

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,

	2002	2001

Operating activities
Net loss	$(19.3)	$(10.4)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities
Loss of non-consolidated affiliates	8.3	4.6
Depreciation and amortization	63.8	64.1
Deferred income taxes	1.9	(3.0)
Qualified pension plan income	(5.9)	(3.0)
Common stock issued under employee benefit plans	4.1	—
Change in:
Receivables	(44.3)	(8.9)
Inventories	(17.7)	33.6
Other current assets	(17.9)	(10.6)
Accounts payable and accrued liabilities	13.3	(59.4)
Income taxes payable	(3.8)	(13.6)
Other assets	4.6	7.7
Noncurrent liabilities	(14.6)	(5.0)
Other operating activities	(1.3)	1.0

Net operating activities	(28.8)	(2.9)

Investing activities
Capital expenditures	(15.2)	(54.5)
Proceeds from sale of short-term investments	11.8	—
Business acquired in purchase transaction	—	(48.3)
Cash acquired through business acquisition, net	13.1	—
Investments and advances-affiliated companies at equity	(0.5)	3.1
Disposition of property, plant and equipment	13.8	1.3
Other investing activities	0.2	(0.4)

Net investing activities	23.2	(98.8)

Financing activities
Short-term debt borrowings	—	96.2
Long-term debt:
Borrowings	34.7	—
Repayments	(135.5)	(7.3)
Issuance of common stock	63.3	—
Purchases of Olin common stock	(2.5)	(14.1)
Stock options exercised	2.7	2.3
Dividends paid	(27.5)	(26.1)
Other financing activities	(0.5)	(0.4)

Net financing activities	(65.3)	50.6

Net decrease in cash and cash equivalents	(70.9)	(51.1)
Cash and cash equivalents, beginning of period	164.8	56.6

Cash and cash equivalents, end of period	$93.9	$5.5

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

2.	Inventory consists of the following:
	September 30, 2002	December 31, 2001

Raw materials and supplies	$122.0	$119.4
Work in process	121.3	97.7
Finished goods	72.2	63.8

	315.5	280.9
LIFO reserve	(60.0)	(57.7)

Inventory, net	$255.5	$223.2

Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of the year-end; therefore, the condensed financial statements at September 30, 2002, reflect certain estimates relating to inventory quantities and costs at December 31, 2002.

3.	Basic and diluted losses per share are computed by dividing net loss by the weighted average number of common shares outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,

Basic Loss Per Share	2002	2001	2002	2001

Net loss	$(1.0)	$(19.4)	$(19.3)	$(10.4)
Basic shares	49.7	43.4	47.0	43.6
Basic net loss per share	$(0.02)	$(0.45)	$(0.41)	$(0.24)

	Three Months Ended September 30,		Nine Months Ended September 30,

Diluted Loss Per Share	2002	2001	2002	2001

Net loss	$(1.0)	$(19.4)	$(19.3)	$(10.4)
Diluted shares	49.7	43.4	47.0	43.6
Diluted net loss per share	$(0.02)	$(0.45)	$(0.41)	$(0.24)

4.

We are party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities.  Environmental provisions charged to income amounted to $4 million in each of the three-month periods ended September 30, 2002 and 2001 and $11 million in each of the nine-month periods ended September 30, 2002 and 2001.  Charges to income for investigatory and remedial efforts were material to operating results in 2001 and are expected to be material to operating results in 2002.  The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $101 million at September 30, 2002 and $100 million at December 31, 2001, of which $79 million and $73 million was classified as other noncurrent liabilities, respectively.  The September 30, 2002 environmental liabilities include $8 million associated with Chase Industries Inc. (“Chase”) which was acquired on September 27, 2002.

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

5.

The Board of Directors in April, 1998, authorized a share repurchase program of up to 5 million shares of our common stock.  We have repurchased 4,845,924 shares under the April 1998 program.  During the first nine months of 2002, we repurchased 144,157 shares of our common stock.  At September 30, 2002 approximately 154,000 shares remain to be purchased.

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50.  Net proceeds from the sale were approximately $56 million and are available for general corporate purposes.

In September 2002, we issued approximately 9.8 million shares at an average price of $18.11 per share for a total value of $178 million for the acquisition of Chase.

During the first nine months of 2002 we issued approximately .2 million shares with a total value of $2.7 million representing stock options exercised.  In addition, we issued approximately .6 million shares with a total value of $11.4 million in connection with our Contributing Employee Ownership Plan and our deferred compensation programs.

6.

In June 2002, we repaid the $100 million 8% notes from the proceeds from the sale of $200 million 9.125% notes in December 2001.  In March 2002, we refinanced four variable rate tax-exempt debt issues, totaling $35 million.

7.

We define segment operating income (loss) as earnings (loss) before interest expense, interest income, other income, restructuring charge and unusual items, and income taxes and include the operating results of non-

consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Sales:
Chlor Alkali Products	$83.3	$93.8	$230.9	$304.1
Metals	164.0	151.7	498.9	482.1
Winchester	93.0	88.1	219.8	206.1

Total sales	$340.3	$333.6	$949.6	$992.3

Operating income (loss) before restructuring charge and unusual items:
Chlor Alkali Products	$(8.1)	$0.8	$(38.4)	$17.2
Metals	4.8	(4.0)	16.0	(3.2)
Winchester	7.8	3.2	14.0	4.9

Total operating income (loss) before restructuring charge and unusual items:	4.5	—	(8.4)	18.9
Interest expense	5.8	4.9	20.4	12.8
Interest income	0.3	0.1	2.1	0.5
Other income	0.5	0.5	2.1	4.0
Restructuring charge		25.9		25.9
Unusual items (recorded in Cost of Goods Sold)	—	2.0	—	2.0

Loss before taxes	$(0.5)	$(32.2)	$(24.6)	$(17.3)

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which became effective and was adopted by us on January 1, 2002.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  Accordingly, we ceased amortizing goodwill totaling $42 million as of January 1, 2002.

We completed an initial impairment review of our goodwill balance during the second quarter of 2002 and determined an impairment charge was not required.

If SFAS No. 142 had been in effect for the three and nine month periods ended September 30, 2001, net loss as reported of $19.4 million and $10.4 million would have decreased by $0.3 million and $0.7 million, respectively, representing the elimination of goodwill amortization.  For the three and nine month periods ended September 30, 2001, reported basic net loss per share of $0.45 and $0.24 would have been $0.44 and $0.22, respectively, while reported diluted net loss per share of $0.45 and $0.24 would have been $0.44 and $0.22, respectively.

8.

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

9.

On September 27, 2002, we completed our merger with Chase by the issuance of approximately 9.8 million shares of our common stock for 100% of the outstanding stock of Chase.  We believe the merger constitutes a tax-free exchange. As a result of the merger, Chase became our wholly-owned subsidiary.  Our 2002 third quarter and year-to-date operating results do not include any sales and profits from Chase which was merged with Olin at the end of the third quarter.  For segment reporting purposes, Chase will be included in our Metals segment.

The aggregate purchase price was approximately $178 million, representing the issuance of approximately 9.8 million shares at a price of $18.11 per share (the average price per share of our stock a few days before and after the merger agreement was announced on May 8, 2002).

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition.  We have obtained preliminary third party valuations of Chase’s fixed assets and certain intangible assets (trademark).  Based on these valuations, $41 million was assigned to goodwill and $8 million was assigned to trademark, both of which are not subject to amortization.  Because these valuations have not been finalized, the allocation of the purchase price is subject to refinements.  Goodwill will not be deductible for tax purposes.

September 30, 2002

Cash	$13
Working capital	9
Property, plant and equipment	135
Goodwill	41
Intangible assets (trademark)	8
Other, net	(28)

Net assets acquired	$178

The following unaudited pro forma condensed results of operations for the three and nine month periods ended September 30, 2002 and 2001, reflect the merger as if it had occurred on January 1, 2001, the beginning of the fiscal period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Sales	$397	$390	$1,126	$1,172
Income (loss) from continuing operations	1	(17)	(13)	(5)
Income (loss) from continuing operations per common share:
Basic	$0.02	$(0.32)	$(0.28)	$(0.09)
Diluted	$0.02	$(0.32)	$(0.28)	$(0.09)

10.	In the 2002 year-to-date period, Cost of Goods Sold includes a non-recurring pretax gain of $4.5 million on an insurance settlement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Development
We announced on May 8, 2002 that we and Chase Industries Inc. (“Chase”) had entered into a merger agreement under which Chase would become our wholly-owned subsidiary.  Chase, with 2001 sales of $232 million, is a leading manufacturer and supplier of brass rod in the U.S. and Canada.  On September 27, 2002, we completed our merger with Chase by the issuance of approximately 9.8 million shares of our common stock.  Holders of Chase common stock received 0.64 shares of our common stock for each share they owned. We believe the merger constitutes a tax-free exchange. Chase strengthens our financial position because we issued common stock for a profitable, debt-free company.  Each of our metals businesses is a leader with strong premier reputations in their respective fields.  We believe our combination created a company with the scale, scope and critical mass to compete more effectively, and created a stronger, less cyclical company.

The consolidated results of operations do not include any revenues or profits of Chase as it was acquired at the end of the quarter; however the balance sheet of Chase was consolidated as of September 30, 2002 as described more fully under Liquidity, Investment Activity and Other Financial Data.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in millions, except per share data)	2002	2001	2002	2001

Sales	$340.3	$333.6	$949.6	$992.3
Gross Margin	32.4	30.7	86.9	112.4
Selling and Administration	26.2	29.2	83.5	86.9
Interest Expense, net	5.5	4.8	18.3	12.3
Net Loss	(1.0)	(19.4)	(19.3)	(10.4)
Net Loss Per Common Share:
Basic	$(0.02)	$(0.45)	$(0.41)	$(0.24)
Diluted	$(0.02)	$(0.45)	$(0.41)	$(0.24)

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001
Sales increased 2% due to an increase in volumes (8%) offset in part by lower selling prices (5%) and metal sales (1%). The increase in sales volumes was across all segments.  The price decreases were primarily related to lower Electrochemical Unit (“ECU”) prices in the Chlor Alkali Products segment.

Gross margin percentage approximated 9.5% in 2002 and 9.2% in 2001.

Selling and administration as a percentage of sales were 8% in 2002 and 9% in 2001.  Selling and administration were $3 million lower than in 2001 primarily due to lower incentive compensation costs and lower salary expense due to the early retirement incentive program and the voluntary separation program implemented in late 2001.

The decrease in operating losses from the non-consolidated affiliates was due primarily to the lower operating losses from the Sunbelt Chlor Alkali Partnership, which we own equally with our partner, PolyOne Corporation (“PolyOne”) and we refer to as the Sunbelt joint venture (2002 - $1 million loss; 2001 - $3 million loss), which benefited from higher ECU pricing.

Interest expense, net of interest income, increased from 2001 primarily due to higher interest rates on our debt portfolio.

In the third quarter of 2002, we recorded a tax provision of $0.5 million on a pretax loss of $0.5 million compared to an effective tax rate of 39.8% in 2001.  The taxes recorded on the loss in 2002 were less than the statutory rate because we are accruing interest on taxes which may become payable in the future.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001
Sales decreased 4% due to lower selling prices (7%) and metal sales (2%), offset in part by increased sales (3%) from Monarch Brass & Copper Corp. (“Monarch”) which we acquired in June 2001 and increased volumes (2%).  The price decreases were primarily related to lower ECU prices in the Chlor Alkali Products segment. Sales volumes were higher in the Winchester and Metals businesses, in particular strip shipments to the ammunition, automotive and electronics segments.

Gross margin percentage decreased from 11% in 2001 to 9% in 2002 primarily due to lower ECU prices.

Selling and administration as a percentage of sales were 9% in 2002 and 2001.  Selling and administration were $3.4 million lower than in 2001 primarily due to lower administration expenses, reduced salaries ($4 million) resulting from the early retirement incentive program and the voluntary separation program implemented in late 2001 and lower charitable contribution expense ($1 million) in 2002, partially offset by lower pension income ($3 million) in 2002.

The increase in operating losses from the non-consolidated affiliates was due primarily to the lower operating results from the Sunbelt joint venture (2002 - $9 million loss; 2001 - $5 million loss), which were adversely impacted by lower ECU pricing.

Interest expense, net of interest income, increased from 2001 due to higher average outstanding debt ($5 million) relating primarily to the $200 million that we borrowed in December 2001, partially offset by higher interest income ($2 million) in 2002.  The additional interest expense in 2002 was due to higher interest rates on our debt ($3 million).

Other income decreased from 2001 primarily due to a non-recurring fee payment of $1.9 million that we received in 2001.

The effective tax rate decreased in 2002 to 21.5% from 39.9% in 2001.  The tax benefit recorded on the loss in 2002 was less than the statutory rate because we are accruing interest on taxes which may become payable in the future.

Segment Operating Results
We define our segment operating results as earnings (loss) before interest expense, interest income, other income, restructuring charge and unusual items, and income taxes and include the operating results of non-consolidated affiliates.  Segment operating results include an allocation of corporate operating expenses.

Chlor Alkali Products

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in millions)	2002	2001	2002	2001

Sales	$83.3	$93.8	$230.9	$304.1
Operating Income (Loss)	(8.1)	0.8	(38.4)	17.2

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001
Sales decreased 11% from 2001 primarily due to lower selling prices (18%), offset in part by higher volumes (7%).  Our ECU netbacks (gross selling price less freight, discount, etc.), excluding our Sunbelt joint venture, were approximately $240 in the third quarter of 2002 compared with approximately $310 in the third quarter of 2001, reflecting the impact of weak economic conditions on pricing and demand.  Our ECU netbacks bottomed out in the second quarter of 2002 at approximately $200 and then increased to $240 in the third quarter and further improvement is expected in the fourth quarter.  Operating rates at our manufacturing locations averaged 86% in the third quarter of 2002 compared to the industry average of approximately 88% (data from the Chlorine Institute) and 84% in the third quarter of 2001 compared to the industry average of 85%.  Our operating results were lower in the third quarter of 2002 compared to 2001 primarily due to lower prices ($17 million) offset in part by higher volumes ($6 million) and lower losses from the Sunbelt joint venture (2002 - $1 million loss; 2001 - $3 million loss). The losses from the Sunbelt joint venture, which is a non-consolidated affiliate accounted for under the equity method of accounting, include interest expense of $2 million in 2002 and 2001 on the Sunbelt Notes. See “Liquidity and Other Financing Arrangements” for a description of the Sunbelt joint venture and the Sunbelt Notes.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001
Sales decreased 24% from 2001 primarily due to lower selling prices (23%) and volumes (1%).  The ECU netback averaged approximately $225 in the first nine months of 2002, compared to $325 in the first nine months of 2001.  Poor economic conditions experienced during the first half of 2002 caused negative pressure on pricing, which resulted in one of the worst pricing cycles in the history of the business.  Operating results were significantly lower in 2002 primarily due to lower prices ($68 million) and higher losses from the Sunbelt joint venture, whose operating results (2002 - $9 million loss; 2001 - $5 million loss) were negatively impacted by significantly lower ECU pricing.  The losses from the Sunbelt joint venture include interest expense of $5 million in 2002 and 2001 on the Sunbelt Notes. The negative impact on our operating results from pricing and volume was partially offset by reductions in manufacturing and selling and administration costs ($13 million).  Profit improvement activities, lower steam cost and overall cost management contributed to these cost reductions.  Also in the second quarter of 2002 we recorded a non-recurring pretax gain of $4.5 million on an insurance settlement.

Metals

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in millions)	2002	2001	2002	2001

Sales	$164.0	$151.7	$498.9	482.1
Operating Income (Loss)	4.8	(4.0)	16.0	(3.2)

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001
Sales increased 8% due to higher strip volumes (11%), offset by lower metal sales (2%) and lower selling prices (1%).  Strip shipments to the automotive segment were up 22% from last year.  Strip shipments to the electronics segment were up 39% from last year, although still down significantly from historical levels.  Coinage shipments were down 15% from last year, primarily because demand from the Federal Reserve System decreased.

Metals’ operating income increased substantially in 2002, due to reduced costs and increased volumes.  The lower costs in 2002 include the benefit of the early retirement incentive program implemented in late 2001 and the consolidation of Monarch’s distribution business.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001
Sales increased 3% due to the sales of Monarch (6%) for the full nine months and increased strip volumes (1%), offset by decreased metal sales (4%).  Strip shipments to the automotive segment were up 26%, compared to last year.  Shipments to the electronics segment were up 14% over last year but still down substantially from historical averages.  Coinage shipments were down 39% from last year, primarily because demand from the Federal Reserve System decreased.

Metals’ operating income increased substantially in 2002, due to reduced manufacturing costs and the absence of the effect of the strike in 2001.  Costs this year have been reduced by the early retirement incentive program, the consolidation of the Monarch distribution business and the idling of the Indianapolis facility early in the year.  2001 sales and profits for the nine-month period were adversely affected by a strike at the East Alton, IL facility which ended on January 21, 2001.

Winchester

	Three Months Ended September 30,		Nine Months Ended September 30,

($ in millions)	2002	2001	2002	2001

Sales	$93.0	$88.1	$219.8	$206.1
Operating Income	7.8	3.2	14.0	4.9

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001
Sales in 2002 were 6% higher than 2001 due to higher volumes (5%) and selling prices (1%).  Domestic commercial sales accounted for the majority of the increase over the prior year.  As a result of higher sales, lower raw material costs and lower costs resulting from the benefit of the early retirement incentive program implemented in late 2001, Winchester posted operating income of $7.8 million compared with $3.2 million in 2001.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001
Sales in 2002 were 7% higher than 2001 primarily due to higher volumes (6%) and prices (1%).  Higher volumes are attributable to an increase in domestic commercial ammunition demand.  Winchester posted operating income of $14.0 million in 2002 compared with $4.9 million in 2001.  The increase in sales accounted for most of the increase in operating income.  The cost benefit realized in 2002 associated with the 2001 early retirement incentive program, lower raw material costs and the absence of the effect of the 2001 strike also contributed to the increase in operating income. Finally, in 2001, we benefited from non-recurring income from the settlement of a claim.

2002 Outlook
In the fourth quarter of 2002, we expect our performance will be somewhat lower than the third quarter of 2002 and project a loss in the $.05 per share range.  Improvement in the Chlor Alkali segment is expected to be more than offset by lower operating results from the Metals segment and the normally low operating results caused by the seasonal effects on our Winchester business.

Better Chlor Alkali results are expected due to higher selling prices in the fourth quarter.  We are expecting prices for both chlorine and caustic to increase from the third to the fourth quarter as our contracts reflect the price increases that have been announced in the marketplace since mid-year.  We expect further price improvement in the first quarter of 2003 as our contracts reflect the price increases announced during the third and fourth quarters.  In late October, a major chlor alkali producer announced a price increase of $70 per ton on caustic soda effective immediately or as contract terms permit.  We understand that another major producer effected a similar price increase.  On October 31, 2002, we also made a similar announcement.

During the month of October, Chlor Alkali operated at about 94% of capacity.  We expect that our operating rates will be somewhat lower in November and December as chlorine demand slows due to normal seasonal factors associated with inventory management.  We expect this to result in a tight supply/demand situation for caustic soda both in the fourth quarter of 2002 and the first quarter of 2003.

We expect earnings for the Metals segment in the fourth quarter, which will include a modest profit from Chase, to decline from third quarter levels due to softening demand for our products. We forecast that overall demand for our strip and rod products will be decreasing somewhat after showing improvement earlier in the year.

For the fourth quarter, Winchester’s sales and operating results are expected to decrease seasonally from their peak third quarter levels as the hunting season winds down.

As we have previously disclosed, a significant decline has occurred in the equity markets this year.  As a result of this, the market value of our pension plan portfolio is currently less than the accumulated benefit obligation.  If, at December 31, 2002, the market value of the assets is less than the accumulated benefit obligation, under Statement of Financial Accounting Standards (“SFAS”) No. 87, we will be required at that time to reduce equity to reflect this difference.  If the equity market does not improve by the end of the year, and interest rates (which also affect the calculation) do not change by the end of the year, we expect to take a charge against equity, which is a non-cash charge, in the $150 million range.  Our estimate of this charge is unchanged since July 2002.

The potential non-cash charge to equity, regardless of the amount, would not affect our ability to borrow under our revolving credit agreement. Based on our assumptions and estimates we may be required to make contributions to the pension fund, but those contributions would not be required for several years. In addition, pension income may be modestly lower over the next few years.

Environmental Matters
In the nine-month periods ended September 30, 2002 and 2001, we spent approximately $18 million and $22 million, respectively, for environmental investigatory and remediation activities associated with former waste sites and past operations.  Spending for investigatory and remedial efforts for the full year 2002 is estimated to be between $20 and $25 million.  Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Charges to income for investigatory and remedial activities were $11 million in each of the nine-month periods ended September 30, 2002 and 2001.  Charges to income for investigatory and remedial efforts were material to operating results in 2001, are expected to be material to operating results in 2002 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future expenditures to investigate and remediate known sites amounting to $101 million at September 30, 2002 and $100 million at December 31, 2001, of which $79 million and $73 million was classified as other noncurrent liabilities, respectively.  The September 30, 2002 environmental liabilities include $8 million associated with the Chase operations.  Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  Those liabilities are reassessed periodically to determine if circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,

Provided By (Used For) ($ in millions)	2002	2001

Net Operating Activities	$(28.8)	$(2.9)
Capital Expenditures	(15.2)	(54.5)
Net Investing Activities	23.2	(98.8)
Purchases of Olin Common Stock	(2.5)	(14.1)
Net Financing Activities	(65.3)	50.6

In the first nine months of 2002, income from operations exclusive of non-cash charges, proceeds from the refinancing of the tax-exempt debt and the issuance of common stock and cash equivalents on hand were used to finance our working capital requirements, capital and investment projects, dividends, the purchase of our common stock and long-term debt repayments (including tax-exempt debt).

Operating Activities
In the first nine months of 2002, the increase in cash used by operating activities was primarily attributable to lower operating results and a higher investment in working capital.  The higher investment in working capital is attributable to the Metals segment where we are now selling more on a metal-price pass through basis rather than on a toll basis and therefore have to inventory more raw material.

Investing Activities
Capital spending of $15.2 million in the first nine months of 2002 was $39.3 million lower than in the corresponding period in 2001. The capital spending decrease was primarily due to the completion of the high performance alloys projects that were begun in 2000 and completed in 2001.  For the total year, we plan to manage our capital spending at a level of approximately 50% of depreciation, or about $40 million, compared to 76% of depreciation or $65 million in 2001.

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

On September 27, 2002, we acquired 100% of the stock of Chase by the issuance of approximately 9.8 million shares of our common stock.  We believe the merger constitutes a tax-free exchange.  The total consideration was approximately $178 million, which represented the fair value of Olin common stock issued.  Chase, with 2001 sales of $232 million, is a leading manufacturer and supplier of brass rod in the U.S. and Canada.  The purchase price exceeded the fair value of the identifiable net assets acquired by $41 million.  The acquisition has been accounted for using the purchase method of accounting.  Our third quarter operating results do not include the sales or profits from Chase which was merged with Olin at the end of the quarter.

Financing Activities
At September 30, 2002, we had $120 million available under our $140 million revolving credit agreement with a group of banks.  We issued $20 million of letters of credit under a subfacility for that purpose to support certain long-term debt and self-insurance obligations.  The credit facility will expire on January 3, 2005.  Under the credit facility, we may select various floating rate borrowing options.  It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (“leverage ratio”) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (“coverage ratio”).  In the event that the leverage ratio equals or exceeds 3.75, we are required under this senior credit facility to grant a security interest in all of our U.S. inventory and accounts receivables.  No assets of our subsidiaries will secure our obligation under our senior credit facility.

In December 2001, we sold $200 million of 9.125% Senior Notes with a maturity date of December 15, 2011.  We used $100 million from the proceeds of the offering to repay the $100 million 8% notes in June 2002.  In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50.  Net proceeds from this sale were approximately $56 million and provide liquidity and financial flexibility, and strengthen our financial position.  The net proceeds are available for general corporate purposes.

In March 2002, we also refinanced $35 million of tax-exempt debt to create additional capacity under our revolving credit facility by eliminating the need for an equivalent amount of letters of credit.  This action increased our potential liquidity by $35 million.

During the first nine months of 2002 and 2001, we used $2.5 million and $14.1 million to repurchase 144,157 and 694,870 shares of our common stock, respectively.  Approximately 154,000 shares remain to be repurchased under our previously approved stock repurchase program.

The percent of total debt to total capitalization decreased to 41% at September 30, 2002, from 61% at year-end 2001 and was 55% at September 30, 2001.  The decrease from year-end 2001 was due primarily to the repayment of the $100 million 8% notes and the increase in shareholder’s equity resulting from the issuance of approximately 3.3 million shares in March 2002, and approximately 9.8 million shares in September 2002 for the Chase acquisition.

In 2002, we paid quarterly dividends of $0.20 per share.  In October 2002, our board of directors declared a quarterly dividend of $0.20 per share on our common stock, which is payable on December 10, 2002, to shareholders of record on November 11, 2002.

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

Liquidity and Other Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations and short-term borrowings under our revolving credit facility.

Cash flow from operations is subject to change as a result of the cyclical nature of our operating results, which have been affected recently by the economic downturn and resulting decline in demand from many of the industries served by us, such as coinage, electronics and the telecommunications sectors.  In addition, cash flow from operations is affected by considerable changes in ECU prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having tremendous leverage on our earnings.  A $10 per ECU price change equates to an approximate $11 million pretax profit change when we are operating at full capacity.

Our current debt structure has been used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity.  As of September 30, 2002, we had long-term borrowings of $330 million of which $1 million was issued at variable rates.  We have entered into interest rate swaps on approximately $140 million of our underlying debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  Annual maturities of long-term debt at December 31, 2001, were $102 million in 2002; $2 million in 2003; $27 million in 2004; $63 million in 2005; $1 million in 2006 and $236 million thereafter.  We used a portion of net proceeds from the offering of our $200 million 9.125% Senior Notes in December 2001 to repay the $100 million 8% notes in June 2002.

We use operating leases for certain purposes, such as railroad cars, distribution, warehousing and office space, data processing and office equipment.  Leases covering these properties may contain escalation clauses based on increased costs of the lessor, primarily property taxes, maintenance and insurance, and have renewal or purchase options.  Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001 are as follows: $21 million in 2002; $20 million in 2003; $18 million in 2004; $16 million in 2005; $15 million in 2006 and a total of $61 million thereafter.  Assets under capital leases are not significant.

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

Our credit facility is a source of liquidity.  This credit facility is described above under the caption, “Financing Activities”.  As of September 30, 2002, we did not have any outstanding borrowings under this credit facility. At September 30, 2002, we had outstanding letters of credit of $22 million, $20 million of which were issued under our credit facility.  We have issued letters of credit primarily to support certain long-term debt and self-insurance obligations. As a result of the $20 million of outstanding letters of credit which were issued under the credit facility, the amount available under the credit facility at September 30, 2002 was $120 million.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective and was adopted by us on January 1, 2002.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  Accordingly, we ceased amortizing goodwill totaling $42 million as of January 1, 2002.

We completed an initial impairment review of our goodwill balance during the second quarter of 2002 and determined an impairment charge was not required.

If SFAS No. 142 had been in effect for the three and nine month periods ended September 30, 2001, net loss as reported of $19.4 million and $10.4 million would have decreased by $0.3 million and $0.7 million respectively, representing the elimination of goodwill amortization.  For the three and nine month periods ended September 30, 2001, reported basic net loss per share of $0.45 and $0.24 would have been $0.44 and $0.22, respectively, while reported diluted net loss per share of $0.45 and $0.24 would have been $0.44 and $0.22, respectively.

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

The FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired.  In addition, it broadened the presentation of discontinued operations to include more disposal transactions.  This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  At the time of adoption on January 1, 2002, this statement did not have a material impact on our financial statements.

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

Certain raw materials and energy costs, namely copper, lead, zinc and natural gas, used primarily in our Metals and Winchester segments are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal and natural gas price fluctuations.  As of September 30, 2002, we maintained open positions on futures contracts totaling $37 million ($70 million at September 30, 2001).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $3.7 million ($7.0 million at September 30, 2001) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  Investing activity is not material to our consolidated financial position, results of operations or cash flow.  Our current debt structure has been used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity.  As of September 30, 2002, we had long-term borrowings of $330 million ($231 million at September 30, 2001) of which $1 million ($36 million at September 30, 2001) was issued at variable rates.  As a result of our recent fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels.  We have entered into approximately $140 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR).  Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument.  In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (5.495% at September 30, 2002).  In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period.  Therefore, the interest rates for the current period will be set on December 16, 2002.  We estimate that the rates will be between 4% and 5%.  In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $35 million.  The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity.  In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed rate debt of the newly refinanced bonds back to variable rate debt through interest rate swaps.  At September 30, 2002, interest rates on swaps of $8 million, $21 million and $6 million were 1.34%, 2.6% and 2.74%, respectively.  These interest rate swaps reduced interest expense, resulting in a decrease in pretax loss of $3 million and less than $1 million for the nine months ended September 30, 2002 and 2001, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.   Controls and Procedures

(a)     Evaluation of disclosure and procedures.

Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing of this quarterly report, (the “Evaluation Date”).  Based on this review, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to Olin Corporation and its consolidated subsidiaries would be disclosed on a timely basis in this report.

(b)     Changes in internal controls.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

The risks, uncertainties and assumptions that are involved in our forward-looking statements include but are not limited to:

•

sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us, such as automotive, electronics, coinage, telecommunications, ammunition, housing, vinyls and pulp and paper;

•

extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001 or war with one or more countries, including a possible conflict with Iraq which was the subject of a Congressional Resolution in the Fall of 2002;

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•

the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	unforeseen effects of competition;

•	environmental costs and other expenditures in excess of those projected;

•	higher-than-expected raw material and utility or transportation and/or logistics costs;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards;

•	unexpected additional taxes and related interest as the result of pending income tax audits; and

•	the effects of a continued depressed stock market on the asset values and declining long-term interest rates on the liabilities in our pension plan.

All of our forward-looking statements should be considered in light of these factors.

Part II - Other Information

Item 1.	Legal Proceedings.

Not Applicable.

Item 2.	Changes in Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

                       The Company held its Special Meeting of Shareholders on September 25, 2002.  At the meeting, shareholders approved the issuance of 0.6400 shares of Olin common stock for each share of Chase Industries Inc.’s common stock outstanding, in connection with the merger of Chase Industries Inc. and a wholly-owned subsidiary of Olin Corporation pursuant to the Agreement and Plan of Merger dated May 7, 2002, among Olin Corporation, Plumber Acquisition Corp. and Chase Industries Inc.  Voting for the resolution approving the issuance of Olin common stock to stockholders of Chase in the merger of Chase and a subsidiary of Olin were 35,692,940 shares.  Voting against were 782,094 shares.  Abstaining were 472,969 shares.  There were no broker nonvotes.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

		10(h)	Form of Extension Letter dated September 26, 2002 relating to Executive Agreement.

		10(j)	1997 Stock Plan for Non-Employee Directors as amended effective July 25, 2002.

		12.	Computation of Ratio of Earnings to Fixed Charges (Unaudited).

		99.1	Certification Statement of Chief Executive Officer

	99.2	Certification Statement of Chief Financial Officer

(b)	Reports on Form 8-K

Form 8-K filed August 14, 2002 furnishing the Statements Under Oath of Olin’s Chief Executive Officer and Chief Financial Officer which were filed with the Securities and Exchange Commission on August 13, 2002, pursuant to the SEC’s Order No. 4-460.

Form 8-K filed September 27, 2002 announcing closing of Chase Industries Inc. merger and filing the related pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ A. W. RUGGIERO

Executive Vice President and Chief Financial Officer (Authorized Officer)

Date:  November 13, 2002

CERTIFICATIONS

               I, Joseph D. Rupp, certify that:

               1. I have reviewed this quarterly report on Form 10-Q of Olin Corporation;

               2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ JOSEPH D. RUPP

Joseph D. Rupp President and Chief Executive Officer

               I, Anthony W. Ruggiero, certify that:

               1. I have reviewed this quarterly report on Form 10-Q of Olin Corporation;

               2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ ANTHONY W. RUGGIERO

Anthony W. Ruggiero Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10(h)	Form of Extension Letter dated September 26, 2002 relating to Executive Agreement.

10(j)	1997 Stock Plan for Non-Employee Directors as amended effective July 25, 2002.

12.	Computation of Ratio of Earnings to Fixed Charges (Unaudited).

99.1	Certification Statement of Chief Executive Officer

99.2	Certification Statement of Chief Financial Officer