Form 10-K
period 2002-12-31
OLIN CORP
filed 2003-03-06
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-1070

OLIN CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	13-1872319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 Merritt 7, P.O. Box 4500, Norwalk, CT (Address of principal executive offices)	06856-4500 (Zip code)

Registrant’s telephone number, including area code: (203) 750-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock,	New York Stock Exchange
par value $1 per share	Chicago Stock Exchange
Pacific Exchange, Inc.

Series A Participating Cumulative	New York Stock Exchange
Preferred Stock Purchase Rights	Chicago Stock Exchange
Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒     No  ☐

As of June 28, 2002, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of registrant’s common stock, par value $1 per share held by non-affiliates of registrant was approximately $1,034,054,219.

As of February 28, 2003, 57,789,087 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s 2003	Part III
Annual Meeting of Shareholders

PART  I

Item 1. BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Norwalk, Connecticut. We are a manufacturer concentrated in three business segments: Chlor Alkali Products, Metals and Winchester®. Chlor Alkali Products manufactures chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid and bleach products, which represent 25% of 2002 sales. Metals products, which represent 53% of 2002 sales, include copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, metal packages and stainless steel and aluminum strip. Winchester products, which represent 22% of 2002 sales, include sporting ammunition, canister powder, reloading components, small caliber military ammunition and industrial cartridges.

We maintain an Internet website at http://www.olin.com. Our reports on Form 10-K, Form 10-Q, and Form 8-K, as well as amendments to those reports, are available free of charge on our website, as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the U.S. chlor alkali market. Chlorine and caustic soda are co-produced commercially primarily by the electrolysis of salt. These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The industry refers to this as an Electrochemical Unit or ECU. With a demonstrated capacity as of the end of 2002 of 1.15 million ECUs per year, including 50% of the production from our partnership with PolyOne Corporation, which we refer to as our Sunbelt joint venture, we are the fourth largest chlor alkali producer in the United States, according to data from Chemical Market Associates, Inc. (CMAI). CMAI is a global petrochemical, plastics and fibers consulting firm established in 1979. According to CMAI data, we are the largest producer measured by production volume of chlorine and caustic soda in the eastern United States, with facilities located in McIntosh, Alabama, Charleston, Tennessee, Augusta, Georgia, and Niagara Falls, New York. Since transportation costs can be a significant part of the final cost of the product to the customer, our close proximity to our caustic customers is an advantage. Approximately two-thirds of our caustic soda production is high purity membrane and rayon grade, which according to CMAI data, normally commands a premium selling price in the market.

Our manufacturing facilities in Augusta, McIntosh, Charleston, and a portion of our facility in Niagara Falls are ISO 9002 certified. ISO 9000 (which includes ISO 9001 and ISO 9002) and ISO 14000 (which includes ISO 14001) are sets of related international standards on quality assurance and environmental management developed by the International Organization for Standardization to help companies effectively document the quality and environmental management system elements to be implemented to maintain effective quality and environmental management systems. All four of these manufacturing facilities have also achieved Star status in the Voluntary Protection Program (VPP) of the Occupational Safety and Health Administration (OSHA). OSHA’s VPP is a program in which companies voluntarily participate that recognizes facilities for their exemplary safety and health programs.

Chlorine is used as a raw material in the production of thousands of products, but a significant portion of U.S. chlorine production is consumed in the manufacture of ethylene dichloride, or EDC, a precursor for polyvinyl chloride, or PVC. PVC is a plastic used in applications such as vinyl siding, plumbing and automotive parts. Other U.S. end-uses for chlorine include chlorinated intermediates, isocyanates and water treatment. While much of the chlorine produced in the U.S. is consumed by the producing company to make downstream products, we sell most of the chlorine we produce to third parties in the merchant market.

Caustic soda has a wide variety of end use applications, the largest of which is in the pulp and paper industry. Caustic soda is also used in the production of detergents and soaps, alumina and a variety of other inorganic and organic chemicals.

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added. Because chlorine and caustic are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product. Prices for both products respond rapidly to changes in supply and demand. Prices bottomed out in the second quarter of 2002 at approximately $200 and then increased through the end of 2002. In the period 1991-2002, average ECU prices as reported by CMAI have been in excess of approximately $425 and as low as approximately $150.

Electricity and salt are the major purchased raw materials for our Chlor Alkali Products segment. Raw materials represent approximately 50% of the total cost of producing an ECU. Electricity is the single largest raw material component in the production of chlor alkali products. Our electricity costs have been stable over the last ten years because we are supplied by utilities that primarily utilize coal, hydroelectric and nuclear power and have relatively minor exposure to natural gas. We have contracts which are based on large non-seasonal usage. The majority of the salt used in our Chlor Alkali Products segment is produced from internal resources but we do purchase salt on the merchant market. We have contracts for our purchased salt, which are also based on large non-peak demand usage. The commodity nature of this industry places an added emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry. In addition, as market demand grows in the future, the design of the Sunbelt joint venture plant will enable us to expand capacity cost-effectively.

We also manufacture a small volume of chlor alkali-related products and we recently invested in capacity and product upgrades in these areas. These products include chemically processed salt, hydrochloric acid, sodium hypochlorite and hydrogen. We also sell sodium hydrosulfite to paper, textile and clay bleaching customers.

The following table lists products of our Chlor Alkali Products business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, manufacture of vinyl chloride, bleach, swimming pool chemicals & urethane chemicals	Augusta, GA Charleston, TN McIntosh, AL Niagara Falls, NY	salt, electricity
Sodium hydrosulfite	Paper, textile & clay bleaching	Augusta, GA Charleston, TN Salto, Brazil	caustic soda, sulfur dioxide
Sodium hypochlorite	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Charleston, TN McIntosh, AL Niagara Falls, NY	chlorine, caustic soda
Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water and wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore and mineral processing	Augusta, GA Charleston, TN Niagara Falls, NY	chlorine, hydrogen

Strategies

Continued Role as a Preferred Supplier to Merchant Market Customers.    Based on our market research, we believe our Chlor Alkali Products business is viewed as a preferred supplier by our merchant market customers. We will continue to focus on providing quality customer service support and developing relationships with our valued customers.

Pursue Incremental Expansion Opportunities.    We have invested in capacity and product upgrades in our chemically processed salt, hydrochloric acid, sodium hypochlorite and hydrogen businesses. These expansions increase our captive use of chlorine while increasing the sales of these co-products. These niche businesses provide opportunities to upgrade chlorine and caustic to higher value-added applications. We also have the opportunity, when business conditions permit, to pursue incremental expansion through our Sunbelt joint venture.

Metals

Products and Services

We have been in the Metals business for approximately 86 years. Based on Copper Development Association Inc. (CDA) data, we are a leading manufacturer of copper and copper alloy sheet, strip, plate, foil and brass rod in the United States. CDA acts as the central authoritative source of data and information pertaining to the U.S. copper and brass industry. While primarily processing copper alloys, we also reroll and form other metals, such as aluminum and stainless steel. We believe we hold leading positions for premium priced, high performance alloys in the United States. We supply high performance alloys to non-U.S. customers through exports, technology licensing, joint ventures and local distribution. Participants in the copper sheet and strip industry include integrated mills, reroll mills and distributors, with many participants engaging in multiple roles. We believe that we are the largest U.S. participant in each of these categories. We believe that our status as the largest U.S. participant affords us a favorable industry position. We also believe we are one of the lowest cost producers, a quality and service leader and a specialty product innovator.

All of our copper sheet and strip mills are both QS 9000 and ISO 9000 certified. QS 9000 is an international automotive standard that was developed by General Motors, Ford Motor Company and Chrysler to harmonize the fundamental supplier quality systems as an assessment tool, and is based upon ISO 9000 standards. All sheet and strip locations are ISO certified. On September 27, 2002, we completed our acquisition of Chase Industries Inc., which we refer to as Chase. Chase, with 2002 sales of $232 million, is a leading manufacturer and supplier of free-machining brass rod in the U.S. and Canada and is ISO 9002 certified.

We maintain many advantages over our competition through our patent-protected technologies. We believe our high performance alloys provide superior strength, conductivity and formability to customers in the automotive, electrical, electronic and telecommunications industries. We currently hold 31 U.S. patents associated with high performance alloys and 61 other U.S. patents related to various proprietary processing and technical capabilities, many of which are also registered in foreign jurisdictions. To further our global presence, we have established a joint venture with Yamaha Corporation in Japan to produce high performance alloys, formed a technical alliance with Wieland-Werke A.G. of Germany under which we jointly develop new high performance alloys and participate in an alloy licensing arrangement and have formed a joint venture with Luoyang Copper (Group) Ltd. in China to jointly construct and operate a metals distribution center to service the growing Chinese demand. These relationships provide us with greater global reach and enable us to provide high performance alloys in Asia and Europe.

In addition, through sales of our clad metal, produced by a proprietary cladding process, we believe we are a major supplier of coinage metal to the U.S. Mint. We also supply coinage metal to other world governments. Our Metals segment produces ammunition cartridge cups for use captively in the manufacture of our Winchester sporting ammunition, which constitutes a small portion of our total Metals segment output. We also sell cartridge brass to other ammunition makers. This relationship with Winchester, along with our growing fabrication business for select customers, provides us with a significant captive customer base.

Brass and other copper alloys are manufactured by melting copper together with various combinations of zinc, lead or other metals. The resulting product goes through a series of processes, including casting, hot rolling, milling, cold rolling, annealing, cleaning and slitting to produce sheet and strip and a similar process for the production of rod. The principal end-uses for sheet and strip products include: automotive (connectors and radiators); electronics (lead frames, connectors, wiring and telecommunications applications); ammunition; coinage; and other applications such as builder’s hardware, plumbing supplies and welded tube for utility condensers and industrial heat exchangers. Brass rod is used to produce a variety of products, such as faucets, plumbing fittings, heating and air conditioning components, industrial valves, automotive parts and numerous hardware components.

The major raw materials used in our metals business are copper, zinc, other non-ferrous metals and brass scrap, purchased from merchants, dealers and customers at market prices.

Historically, demand for copper sheet and strip and rod has exhibited growth consistent with the growth in the U.S. gross domestic product. In the late 1990’s and in 2000, demand expanded at a rapid pace principally due to the strength of the U.S. economy. From 1997 to 2000, sheet and strip demand grew at an annualized growth rate of approximately 8%. In 2001 and into 2002, demand has been lower because of the economic downturn.

The following table lists products and services of our Metals business, with principal products on the basis of annual sales highlighted in bold face.

Products and Services	Major End Uses	Plants & Facilities*	Major Raw Materials & Components for Products/Services
Copper & copper alloy sheet & strip (standard & high performance)	Electronic connectors, lead frames, electrical components, communications, automotive, builders’ hardware, coinage, ammunition	Bryan, OH East Alton, IL Indianapolis, IN (closing announced) Seymour, CT Waterbury, CT (two locations) Iwata, Japan (Yamaha-Olin Metal Corporation)	copper, zinc & other nonferrous metals
Network of metals service centers	Electronic connectors, electrical components, communications, automotive, builders’ hardware, household products	Allentown, PA Alliance, OH Caguas, PR Carol Stream, IL Suwanee, GA Warwick, RI Watertown, CT Yorba Linda, CA Queretaro, Mexico	copper & copper alloy sheet, strip, tube & steel & aluminum strip
Posit-bond® clad metal	Coinage strip & blanks	East Alton, IL	cupronickel, copper & aluminum
Rolled copper foil, Copperbond® foil, stainless steel strip	Printed circuit boards, electrical & electronic, automotive	Waterbury, CT	copper & copper alloy sheet, strip and foil and stainless steel strip
Copper alloy welded tube	Utility condensers, industrial heat exchangers, refrigeration & air conditioning, builders’ hardware, automotive	Cuba, MO	copper alloy strip
Fabricated products	Builders’ hardware, plumbing, automotive and ammunition components	East Alton, IL	copper and copper alloy, and stainless steel strip
Shaped brass rod	Plumbing, consumer durable goods, industrial machinery and equipment, and electrical and electronic parts	Montpelier, OH Los Angeles, CA (distribution center)	brass scrap
High performance, high reliability, hermetic metal packages for microelectronics industry	Computer, telecommunications, medical, aerospace and military	New Bedford, MA	metal alloys, metal matrix composites, glasses and ceramic components
*	If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated.

Strategies

Continue Profitable Growth Globally.    Our goal is to be a leading worldwide supplier of specialty copper-based products and related engineered materials. We intend to achieve this goal by building our high performance alloys business on a global basis. In 2002, we took a number of actions to further develop our global presence, including the acquisition of Chase, a leading manufacturer and supplier of brass rod in the United States and Canada. We entered into an agreement with Luoyang Copper (Group) Ltd. to jointly construct and operate a metals service center in Guangzhou, China, which we expect to be operational in the second half of 2003.

Maintain Premier Specialty Product Innovator Position.    We believe that we manufacture more high performance alloys than any other competitor, and we are investing to expand our product line. Our specialty products include proprietary high performance alloys and materials that meet strength, gauge, formability and conductivity requirements for applications in our customers’ industries.

Increase Cost Efficiencies.    We will continue to focus on achieving economies of scale, improved manufacturing processes and innovation in pursuit of cost reductions. We strive for profit improvements primarily through yield improvements, increased equipment utilization and capacity enhancements.

Continue Our Quality Leadership.    We will maintain ISO 9000, QS 9000, and ISO 14001 certifications. For example, our East Alton, Illinois mill carries the distinctive certifications of ISO 9001, due to its extensive design work, and ISO 14001, a prominent environmental standard. We believe that these certifications demonstrate a quality advantage not possessed by our key U.S. competitors. We also continue to maintain preferred supplier positions with some of the largest or most respected companies in segments where quality is essential, such as automotive and electronics.

Leverage Our Service and Distribution Leadership for Growth.    We believe that we are a service and distribution leader in the copper-based metals industry. Our A.J. Oster distribution system extends throughout the United States and also includes facilities in Puerto Rico and Mexico. We sell directly from the mill to large volume customers, and to small and medium size customers through A.J. Oster and other licensed distributors. We intend to leverage our service leadership and our distribution network to improve our just-in-time delivery services and our customized order capabilities.

Winchester

Products and Services

Winchester is in its 136th year of operation and its 72nd year as part of Olin. Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers, law enforcement agencies and domestic and international militaries. We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Our legendary Winchester product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, canister powder, reloading components and industrial cartridges. We believe we are the market leader in both shotshell and centerfire pistol ammunitions. We expect the sporting ammunition industry to show a relatively flat growth profile for 2003 and 2004, after increasing slightly in 2002.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors. Winchester has built its business with key high volume mass merchants and specialty sporting goods retailers. We have consistently developed industry-leading ammunition, and in eight of the last ten years, including each of the past five years, Winchester was recognized with the “Ammunition of the Year” award from the Shooting Industry Academy of Excellence for its technological and design leadership. In 2002, we were recognized as “Manufacturer of the Year” in the ammunition category by the National Association of Sporting Goods Wholesalers and as Wal-Mart Canada’s “2002 Vendor Partner of the Year.”

Winchester purchases raw materials such as lead and zinc from merchants, dealers and customers at market prices as posted on exchanges such as the Commodity Metals Exchange, or COMEX, and London Metals Exchange, or LME. Winchester also purchases copper-based strip and cups from our Metals segment. Winchester’s other main raw material is propellant, which is purchased predominately from one of the United States’ largest propellant suppliers.

The following table lists products and services of our Winchester business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Winchester® sporting ammunition (shot-shells, small caliber centerfire & rimfire ammunition)	Hunters & recreational shooters, law enforcement agencies	East Alton, IL Geelong, Australia	brass, lead, steel, plastic, propellant, explosives
Small caliber military ammunition	Infantry and mounted weapons	East Alton, IL	brass, lead, propellant, explosives
Government-owned arsenal operation	Maintenance of U.S. Army laid- away production plant	Baraboo,WI	subcontracted & government-supplied components
Industrial products (8 gauge loads & powder-actuated tool loads)	Maintenance applications in power & concrete industries, powder-actuated tools in construction industry	East Alton, IL Geelong, Australia	brass, lead, plastic, propellant, explosives

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

2002 DEVELOPMENTS

On September 27, 2002, we completed our acquisition of Chase and issued approximately 9.8 million shares of our common stock for all of the outstanding stock of Chase. In connection with the acquisition of Chase, we entered into a Voting Agreement with Court Square Capital Limited, or Court Square, dated as of May 7, 2002. Pursuant to the Voting Agreement, we were required to file a registration statement for the 4,665,564 shares of Olin common stock issued to Court Square in the merger. This registration statement was declared effective by the Securities and Exchange Commission on December 20, 2002. Olin will receive none of the proceeds from the sale of any of these shares.

In November 2002, we announced that our Metals Group had entered into an agreement with Luoyang Copper to jointly construct and operate a metals service center in Guangzhou, Guangdong Province, China. The joint venture named Olin Luotong Metals (GZ) Ltd., Co., will process and distribute both our and Luoyang’s copper alloy products to the growing Chinese marketplace. The joint venture will allow us to supply our high performance alloys, or HPAs, targeted at the electronics, automotive and telecommunications industries, at competitive costs. This joint venture is expected to be operational in the second half of 2003, subject to Chinese government approval.

INTERNATIONAL OPERATIONS

We have sales offices and subsidiaries in various countries which support the worldwide export of products from the United States as well as overseas production facilities. In addition, we manufacture and distribute sodium hydrosulfite in Brazil.

Yamaha-Olin Metal Corporation, manufactures high-performance copper alloys in Japan for sale to the electronics industry throughout the Far East. Our subsidiary, Olin Australia Limited, loads and packs sporting and industrial ammunition in Australia. We entered into an agreement with Luoyang Copper (Group) Ltd. to jointly construct and operate a metals service center in Guangzhou, China, which we expect to be operational in the second half of 2003. See the Note “Segment Information” of the Notes to Consolidated Financial Statements in Item 8, for geographic segment data. We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

During 2002, no single customer accounted for more than 6% of consolidated sales. Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 7% of consolidated sales in 2002. Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales. We sell some of our products, such as sporting ammunition and brass, to a large number of users or distributors, while we sell others, such as chlorine and caustic soda, in substantial quantities to a relatively small number of industrial users. We discuss the customers for each of our three businesses in more detail above under “Products and Services.”

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

COMPETITION

We are in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses. We are among the largest manufacturers or distributors in the United States of ammunition, copper and copper alloys and certain chlor alkali products based on data provided by the Sporting Arms and Ammunition Manufacturers’ Institute (SAAMI), CDA and CMAI, respectively. Founded in 1926, SAAMI is an association of the nation’s leading manufacturers of sporting firearms, ammunition and components. Many factors influence our ability to compete successfully, including price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.

EMPLOYEES

As of December 31, 2002, we had approximately 6,200 employees (excluding approximately 60 employees at Government-owned, contractor-operated facilities), with approximately 6,100 working in the United States and approximately 100 working in foreign countries. Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes. Although some labor contracts extend for as long as six years, others are for shorter periods. A labor contract for approximately 210 employees at the Chlor Alkali Products Division’s McIntosh, Alabama facility expires in April 2004. While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure you that we can conclude these labor contracts or any other labor agreements without work stoppages.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were approximately $5 million during each of 2002, 2001 and 2000.

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

RAW MATERIALS AND ENERGY

We purchase the major portion of our raw material requirements. The principal basic raw materials for our production of chlor alkali products are salt, electricity, sulfur dioxide, chlorine and hydrogen. Copper, zinc, various other nonferrous metals and brass scrap are required for the Metals business. Lead, brass and propellant are the principal raw materials used in the Winchester business. We typically purchase our principal basic raw materials pursuant to multiyear contracts. In the manufacture of ammunition, we use a substantial percentage of our own output of cartridge brass. We provide additional information with respect to specific raw materials in the tables above under “Products and Services.”

Electricity is the predominant energy source for our manufacturing facilities. Most of our facilities are served by utilities which generate electricity principally from coal, hydroelectric and nuclear power.

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS

The establishment and implementation of federal, state and local standards to regulate air, water and land quality have affected and will continue to affect substantially all of our manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. We employ waste minimization and pollution prevention programs at our manufacturing sites and we are a party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Charges to income for investigatory and remedial efforts were material to operating results in the past three years and may be material to net income in future years.

See our discussion of our environmental matters in Item 3, “Legal Proceedings” below, the Note “Environmental” of the Notes to Consolidated Financial Statements contained in Item 8, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Sensitivity to Global Economic Conditions and Cyclicality—Our operating results could be negatively affected during economic downturns.

The business of most of our customers, particularly our automotive, coinage, electrical connectors, telecommunications and housing customers, are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in some cases, lower average selling prices. Therefore, any significant downturn in our customers’ businesses or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations or financial condition. As a result of the depressed economic conditions beginning in the fourth quarter of 2000 and continuing through the first half of 2002, our vinyls, urethanes and pulp and paper customers have had lower demand for our chlor alkali products. Our coinage, electronic and telecommunications customers had lower demand for our Metals products beginning in the fourth quarter of 2000 and continuing through 2002. Lower demand in our Metals and Chlor Alkali Products segments has adversely affected our business and results of operations in 2001 and 2002, compared to 2000. Specifically, the continued slowdown in the coinage and telecommunications industries has adversely affected our results of operations in our Metals segment.

Although we do not generally sell a large percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon a healthy economy beyond the United States. Our customers sell their products abroad. As a result, our business is affected by general economic conditions and other factors in Western Europe and most of East Asia, particularly China and Japan, including fluctuations in interest rates, customer demand, labor costs and other factors beyond our control. The demand for our customers’ products, and therefore, our products, is directly affected by such fluctuations. Our joint venture, Yamaha-Olin Metal Corporation, located in Japan, is particularly susceptible to these fluctuations. We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a further downturn in the Western European, Asian or world economies, increases in interest rates, unfavorable currency fluctuations or a prolonged slowdown in the coinage, electronic or telecommunications industries.

The terrorist attacks of September 11th created many economic and political uncertainties and have had a negative impact on the global economy. The long-term effects of these attacks on our future operating results and financial condition are unknown. The national and international responses to terrorist attacks and the potential for additional terrorist attacks or similar events could have further material adverse effects on the economy in general, on our industry and on our operations. For example, war with one or more countries, including a United States attack on Iraq, which is under public discussion by the country’s leaders, could have numerous consequences for us and our customers, one of which may be sustained high energy prices.

Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly declines in the ECU netback (gross price less freight and discounts).

Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical, metals and ammunition industries. We experience cycles of fluctuating supply and demand in each of our business segments, particularly in the Chlor Alkali Products division, which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. The industry build cycle, and its impact on industry pricing, has been most pronounced in our Chlor Alkali Products segment. For example, in 1995 and 1996, the chlor alkali industry was very profitable due to a tight supply/demand balance, which resulted in both higher operating rates and higher ECU prices. Higher profits led to reinvestment to expand capacity. This new capacity became operational in 1998 and 1999, resulting in industry over-capacity. This imbalance was exacerbated by falling demand as a result of the Asian financial crisis. The supply/demand imbalance resulted in both lower operating rates and lower ECU prices, and in 1999, many chlor alkali producers had operating losses. The supply/demand balance improved due to improved economic conditions in 2000 compared to 1999, and ECU prices increased in 2000 compared to 1999. As the U.S. and world economies have deteriorated in 2001 and through the first half of 2002, the chlor alkali industry again experienced a period of oversupply because of lower industry demand for both chlorine and caustic.

Price in the chlor alkali industry is a major supplier selection criterion. We have little or no ability to influence prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. For example, assuming all other costs remain constant, a $10 change in our ECU netback causes a corresponding  $11 million increase or decrease in our annual revenues and pre-tax profits, when we are operating at full capacity. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and by controlling selling and administration expenses, we cannot assure you that these efforts will be sufficient to offset fully the effect of changes in pricing on operating results.

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

Our Metals and Winchester segments are also subject to changes in operating results as a result of cyclical pricing pressures, but to a lesser extent than the Chlor Alkali Products segment. We generally pass changes in prices for copper and other metals along to our customers as part of the negotiated price of the finished product in most of our Metals segment product lines. However, our Metals segment experiences manufacturing or pricing pressure with respect to its conversion charges, and we cannot assure you that adverse trends in pricing and margins will not affect operating results in the future. Similarly, selling prices of ammunition are affected by changes in raw material costs and customer demand, and declines in average selling prices of our Winchester segment could adversely affect our profitability.

Indebtedness—Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligation under our indebtedness.

As of December 31, 2002, we had approximately $330 million of indebtedness outstanding, excluding our guarantee of $91.4 million of indebtedness of our Sunbelt joint venture. This does not include our $140 million senior credit facility on which we had $119 million available on that date. As of December 31, 2002, our indebtedness represented 58.8% of our total capitalization. On January 3, 2002, we entered into a new $140 million three-year revolving senior credit facility, which we refer to as our senior credit facility.

Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our indebtedness. Despite our level of indebtedness, our senior credit facility and our existing indentures permit us to borrow additional money. If we borrow more money, the risks related to our indebtedness could be increased significantly.

Debt Service—We may not be able to generate sufficient cash to service our debt, which may require us to refinance our indebtedness or default on our scheduled debt payments.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot assure you that our business will generate sufficient cash flow from operations. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

After taking into consideration our interest-rate swaps which convert our fixed rate debt to a variable rate, at December 31, 2002, approximately 43% of our indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, our costs relative to those obligations would also rise.

Imbalance in Demand for Our Chlor Alkali Products—A loss of a substantial customer for our chlorine or caustic soda could cause an imbalance in demand for these products, which could have an adverse effect on our results of operations.

Chlorine and caustic soda are produced simultaneously and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The loss of a substantial chlorine or caustic soda customer could cause an imbalance in demand for our chlorine and caustic soda products. An imbalance in demand may require us to reduce production of both chlorine and caustic soda or take other steps to correct the imbalance. Since we cannot store chlorine, we may not be able to respond to an imbalance in demand for these products as quickly or efficiently as some of our competitors. If a substantial imbalance occurred, we would need to reduce prices or take other actions that could have a negative impact on our results of operations and financial condition.

Competition—We face competition from other chemical, metals and ammunition companies, which could adversely affect our revenues and financial condition.

We are in active competition with companies producing the same or similar products, as well as, in some instances, with companies producing different products designed for the same uses. With respect to certain product groups, such as ammunition, copper alloys and brass rod, and with respect to certain chlor alkali products, we are among the largest manufacturers or distributors in the United States. We encounter competition in price, delivery, service, securing and maintaining customers, performance, technology, product innovation, and product recognition and quality, depending on the product involved. With respect to certain products, some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate and throughout the economy as a whole. If we do not compete successfully, our business, financial condition and results of operations could be adversely affected.

Environmental Costs—We have ongoing environmental costs, which could also have a material adverse effect on our financial condition.

The nature of our operations and products, including the raw materials we handle, exposes us to the risk of liabilities or claims with respect to environmental matters. We have incurred, and will continue to incur, significant costs and capital expenditures in complying with these environmental laws and regulations.

The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party lawsuits claiming, for example, personal injury and/or property damage, as a result of past or future violations of, or liabilities under, environmental or other laws. In addition, future events, such as changes to or more rigorous enforcement of environmental laws, could require us to make additional expenditures, modify or curtail our operations and/or install pollution control equipment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

Cost Control—Our profitability could be reduced if we experience higher-than-expected raw material, utility, transportation or logistics costs, or if we fail to achieve our targeted cost reductions.

Our operating results and profitability are dependent upon our continued ability to control, and in some cases further reduce, our costs. If we are unable to do so, or if costs outside of our control, particularly our costs of raw materials, utilities, transportation and similar costs increase beyond anticipated levels, our profitability will decline.

Production Hazards—Our facilities are subject to operating hazards, which may disrupt our business.

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

Tax Audits—We are currently subject to ongoing tax audits, which may result in additional tax payments.

We are currently subject to ongoing audits by the Internal Revenue Service in connection with our Federal tax returns for the years from 1992 to 2000; however, we have closed all tax years through 1991. Depending on the outcome of these audits, we may be required to pay additional taxes, and any additional taxes and related interest could be substantial. We have reserved amounts which we believe will be sufficient for any adverse outcome, but the actual amount of any such additional taxes and the timing of any such payments is uncertain.

Pension Plans—The decline in equity markets and low interest rates have resulted in our pension plan liabilities exceeding the fair value of the plan’s assets as of December 31, 2002. This could result in higher pension costs and the need to fund the pension plan in future years.

Due to the significant decline in the equity markets during 2002 and declining long-term interest rates, which had the effect of lowering our discount rate and increasing the accumulated benefit obligation, the market value of our pension plan portfolio as of December 31, 2002 was below the accumulated benefit obligation. Under Statement of Financial Accounting Standards (SFAS) No. 87 we recorded a $220 million after tax charge to Shareholders’ Equity to reflect this difference. This is a non-cash charge and does not affect our ability to borrow under our revolving credit agreement. Based on our assumptions and estimates, we may be required to make contributions to the pension fund, but those contributions would not be required until 2005 and pension costs may be higher over the next few years. We estimate that the higher pension costs could be in the $10 million per year range.

Security and Chemicals Transportation—New regulations on the transportation of hazardous chemicals and/or the security of chemical manufacturing facilities in response to the increased terrorist threat post September 11th could result in higher operating costs.

The chemical industry, including the chlor alkali industry, has proactively responded to the issues surrounding the events of September 11, 2001 by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, government at the local, state and federal levels has begun the regulatory process which could lead to new regulations that would impact the security of chemical plant locations and the transportation of hazardous chemicals. Our Chlor Alkali business could be adversely impacted because of either an incident or the cost of complying with new regulations. The extent of the impact would depend on the consequences of an incident and the nature and direction of future regulations, which are unknown at this time.

Litigation and Claims—We are subject to litigation and other claims, which could cause us to incur significant expenses.

We are a defendant in a number of pending legal proceedings relating to our present and former operations. These include proceedings alleging injurious exposure of plaintiffs to various chemicals and other substances (including proceedings based on alleged exposures to asbestos, perchlorate and vinyl chloride). Frequently, such proceedings involve claims made by numerous plaintiffs against many defendants. We believe we have valid defenses to these proceedings and are defending them vigorously. However, litigation is subject to uncertainties and we are unable to predict the outcome of these proceedings.

Item 2. PROPERTIES

We have manufacturing sites at 22 separate locations in 13 states and Puerto Rico and two manufacturing sites and a distribution facility in three foreign countries. In addition, a metals service center in China is expected to be operational in the second half of 2003. Most manufacturing sites are owned although a number of small sites are leased. We listed the locations at or from which our products and services are manufactured, distributed or marketed in the tables set forth under the caption “Products and Services.”

We lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments throughout the world.

Item 3. LEGAL PROCEEDINGS

(a) We continue to work with the United States Environmental Protection Agency, or USEPA, with respect to remediation of mercury contamination at the site of our former mercury cell Chlor Alkali Products plant in Saltville, Virginia.

Additional work is required including the covering of certain former waste ponds and additional investigation and monitoring. We began work to cover the ponds in 2001 and expect the work to be completed in 2003.

We have met with the site’s Natural Resources Trustees at the Trustees’ request regarding past releases from the Saltville site and the nearby North Fork of the Holston River. We do not know whether the Trustees will claim any natural resource damages associated with releases from the site. We believe that any liability incurred in this matter will not be materially adverse to our financial condition or liquidity. See “Environmental Matters” contained in Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b) As part of the continuing environmental investigation by federal, state and local governments of waste disposal sites, we have entered into a number of settlement agreements requiring us to contribute to the cost of the investigation and cleanup of a number of sites. We expect this process of investigation and cleanup to continue. See “Environmental Matters” contained in  Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(c) As a result of an internal audit of our East Alton, Illinois facility, we questioned whether recent upgrades to certain operations were completed in full compliance with certain USEPA air emissions regulations. Although our facility received a modification to its air emissions permit from the Illinois Environmental Protection Agency, or IEPA, for the upgrades, the permit modification may not have addressed or completely addressed all applicable regulations. On February 15, 2002, we disclosed to USEPA and IEPA that the upgrades may not have been in compliance with all aspects of USEPA regulations. Upon further review, we submitted a report to IEPA in June 2002, discussing our analysis of the regulations applicable to the upgrades. We have offered to work with USEPA and IEPA to determine the nature and extent of the issues and to correct them, if necessary. As part of the resolution of this issue, we may need to enhance pollution control equipment at our East Alton facility and pay some penalty. While we do not expect that the ultimate resolution of this matter will have a material impact on our financial position, we cannot, at this time, determine the financial impact, if any, on our results of operations in a particular year.

(d) We and our subsidiaries are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos, perchlorate and vinyl chloride) incidental to our past and current business activities, none of which management believes to be material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the three months ended December 31, 2002.

Executive Officers as of February 28, 2003

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (52)	President and Chief Executive Officer	1996
Anthony W. Ruggiero (61)	Executive Vice President and Chief Financial Officer	1995
Thomas M. Gura (57)	Executive Vice President, Metals Group	1997
Peter C. Kosche (60)	Senior Vice President, Corporate Affairs	1993
George B. Erensen (59)	Vice President and General Tax Counsel	1990
Mary E. Gallagher (37)	Vice President and Controller	1999
John L. McIntosh (48)	Vice President and President, Chlor Alkali Products Division	1999
George H. Pain (52)	Vice President, General Counsel and Secretary	2002
Janet M. Pierpont (55)	Vice President and Treasurer	1990

No family relationship exists between any of the above named executive officers or between any of them and any of our Directors. Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

Each of the above-named executive officers, except M. E. Gallagher, J. L. McIntosh and G. H. Pain has served as an executive officer for not less than the past five years.

Mary E. Gallagher was elected a Corporate Vice President on April 27, 2000. She was elected Controller on April 29, 1999. Prior to that time, and since she joined Olin in May 1996, she served as Director, Accounting and Financial Reporting. Prior to joining Olin, she served as a Senior Manager with KPMG LLP.

John L. McIntosh was elected a Corporate Vice President on February 1, 1999 and also serves as President, Chlor Alkali Products Division. Prior to that time, since 1997, he served as Vice President, Operations for Olin’s specialty chemicals operations. He also served as Vice President, Manufacturing and Engineering for Chlor Alkali and was Director of Manufacturing, Engineering and Purchasing for that division from 1991 through 1997.

George H. Pain joined Olin on April 15, 2002 as Vice President, General Counsel and Secretary. Prior to the time, since 2001, he served as Vice President and General Counsel of General Dynamics Ordnance and Tactical Systems, Inc., an operating unit of General Dynamics Corporation. From 1997-2001, he served as Vice President, General Counsel and Secretary of Primex Technologies, Inc.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of January 31, 2003, we had approximately 7,163 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

The high and low sales prices of our common stock during each quarterly period in 2002 and 2001 are listed below. A dividend of $0.20 per common share was paid during each of the four quarters in 2002 and 2001.

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$18.80	22.25	22.60	17.06
Low	13.85	16.98	15.59	13.90

2001
Market price of common stock per New York Stock Exchange composite transactions
High	$22.75	22.53	18.00	17.25
Low	17.76	14.90	13.30	12.05

This table summarizes share and exercise price information about our equity compensation plans as of December 31, 2002. The table does not include:

•	500,000 shares available under a deferral plan assumed in connection with the acquisition of Monarch Brass & Copper Corp. (Monarch), under which certain former employees of that company with deferred compensation may periodically transfer the deferred amount into shares of Olin common stock on the basis of the then-current fair market value, although no such transfers had been made as of December 31, 2002, or

•	47,636 shares remaining available as of December 31, 2002 under Olin’s Employee Deferral Plan, which permits employees to defer certain elements of compensation in shares of Olin common stock, on the basis of the fair market value of the shares at the time of the deferral.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1))
Equity compensation plans approved by security holders (2)	4,316,414(3)	$19.98(3)	1,342,633
Equity compensation plans not approved by security holders (4)(5)	118,875(4)	N/A(4)	96,163(4)

Total	4,435,289	$19.98(3,4)	1,438,796

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.
(2)	Does not include information about equity compensation plans that have expired. No additional awards may be granted under those expired plans. As of December 31, 2002:

Plan Name	Expiration Date	Number of Securities Issuable Under Outstanding Awards	Exercise Price	Weighted Average Remaining Term
1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries	4/30/98	534,532	$19.30	2.19 years

Olin 1991 Long Term Incentive Plan	4/30/01	753,060 (options)	$18.97	7.08 years
		42,900 (restricted stock)	N/A	N/A – weighted average remaining vesting period of 0.62 years

		5,850 (performance shares)	N/A	N/A – 1.0 years remaining in performance measurement period

(3)	Consists of the 1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries and the 2000 Long Term Incentive Plan. Includes:

•	4,040,847 shares issuable upon exercise of options with a weighted average exercise price of $19.98, and a weighted average remaining term of 6.44 years,

•	22,175 shares issuable under restricted stock unit grants, with a weighted average remaining term of 2.0 years, and

•	253,392 shares issuable in connection with outstanding performance share awards, with a weighted average term of 1.54 years remaining in the performance measurement period.

The shares issuable upon exercise of options include 924,000 shares subject to performance accelerated vesting options, that vest on the earlier of December 27, 2009, or the tenth day in any 30 calendar day period upon which the average of the high and low per share sales prices of Olin’s common stock as reported on the consolidated transaction system for New York Stock Exchanges issues is at or above $28.00.

(4)	Consists of the 1997 Stock Plan for Non-employee Directors. All awards under that plan are stock grants for retainers, other board and committee fees, and dividends on deferred stock under the plan. Column (c) does not include the 50,000 share increase in total shares available for issuance under the amended and restated plan being submitted for shareholder approval at the annual meeting.

(5)	Does not include information about the proposed 2003 Long Term Incentive Plan being submitted for shareholder approval at the annual meeting. No awards have been made under that plan.

Does not include information about equity compensation plans assumed in connection with the acquisition of Chase Industries Inc. by merger. No additional awards may be granted under those assumed plans. As of December 31, 2002, options for a total of 916,664 shares, with a weighted average exercise price of $15.99 per share, and a weighted average remaining term of 3.13 years, were outstanding under the various plans assumed in connection with that acquisition.

Does not include a total of 644,714 shares issuable upon the exercise of outstanding options under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan, with a weighted average exercise price of $24.77, and a weighted average remaining term of 3.90 years. No additional options or other awards may be issued under that plan.

Item 6. SELECTED FINANCIAL DATA

TEN-YEAR SUMMARY

($ and shares in millions, except per share data)	2002	2001	2000		1999		1998		1997		1996		1995	1994	1993
Operations
Sales	$1,301	$1,271	$1,549		$1,395		$1,504		$1,572		$1,817		$1,886	$1,686	$1,507
Cost of Goods Sold	1,181	1,122	1,277		1,215		1,239		1,276		1,455		1,541	1,425	1,447
Selling and Administration	115	116	127		122		123		132		155		153	139	135
Research and Development	5	5	5		7		10		8		20		17	18	21
Gain (Loss) on Sales and Restructuring of Businesses and Spin-off Costs	—	(39)	—		—		(63)		—		179		—	—	(26)
Interest Expense	26	17	16		16		17		24		27		33	27	29
Interest and Other Income (Expense)	(1)	15	7		(8)		7		15		13		(5)	—	—

Income (Loss) from Continuing Operations before Taxes	(27)	(13)	131		27		59		147		352		137	77	(151)
Income Tax Provision (Benefit)	4	(4)	50		10		21		50		125		47	26	(60)

Income (Loss) from Continuing Operations	(31)	(9)	81		17		38		97		227		90	51	(91)
Discontinued Operations	—	—	—		4		40		56		53		50	40	(1)

Net Income (Loss)	(31)	(9)	81		21		78		153		280		140	91	(92)

Financial Position
Working Capital	381 (1)	281 (1)	253	(1)	252	(1)	225	(1)	273	(1)	385	(1)	24	88	(15)
Property, Plant and Equipment, Net	552	477	483		468		475		517		400		580	540	534
Total Assets	1,424	1,219	1,123		1,063		1,589		1,707		2,118		1,963	1,749	1,685
Capitalization:
Short-Term Debt	2 (1)	102 (1)	1	(1)	1	(1)	1	(1)	8	(1)	137	(1)	122	29	113
Long-Term Debt	328 (1)	329 (1)	228	(1)	229	(1)	230	(1)	262	(1)	271	(1)	406	418	449
Shareholders’ Equity	231	271	329		309		790		879		946		841	749	596

Total Capitalization	561	702	558		539		1,021		1,149		1,354		1,369	1,196	1,158

Per Share Data
Net Income (Loss)
Basic:
Continuing Operations(2)	(0.63)	(0.22)	1.80		0.36		0.79		1.91		4.30		1.71	0.87	(2.82)
Discontinued Operations	—	—	—		0.09		0.85		1.11		1.04		1.04	0.96	(0.03)

Net Income (Loss)	(0.63)	(0.22)	1.80		0.45		1.64		3.02		5.34		2.75	1.83	(2.85)

Diluted:
Continuing Operations(2)	(0.63)	(0.22)	1.80		0.36		0.79		1.90		4.26		1.70	0.87	(2.82)
Discontinued Operations	—	—	—		0.09		0.84		1.10		1.01		0.97	0.96	(0.03)

Net Income (Loss)	(0.63)	(0.22)	1.80		0.45		1.63		3.00		5.27		2.67	1.83	(2.85)

Cash Dividends:
Common (historical)	0.80	0.80	0.80		0.90		1.20		1.20		1.20		1.20	1.10	1.10
Common (continuing operations)	0.80	0.80	0.80		0.80		0.80		0.80		0.80		0.80	0.73	0.73
ESOP Preferred (annual rate)	—	—	—		—		—		—		5.97		5.97	5.97	5.97
Series A Preferred (annual rate)	—	—	—		—		—		—		—		3.64	3.64	3.64
Shareholders’ Equity(3)	4.01	6.24	7.48		6.87		17.25		17.98		18.13		17.03	15.43	13.62
Market Price of Common Stock:
High	22.60	22.75	23.19		19.88		49.31		51.38		48.00		38.63	30.13	25.25
Low	13.85	12.05	14.19		9.50		23.88		35.38		34.88		24.25	23.00	20.00
Year End	15.55	16.14	22.13		19.81		28.31		46.88		37.63		37.13	25.75	24.75
Other
Capital Expenditures	41	65	95		73		78		76		74		116	80	80
Depreciation	87	85	79		78		76		76		84		77	78	74
Common Dividends Paid	39	35	36		41		58		61		60		57	44	42
Purchases of Common Stock	3	14	20		11		112		163		—		—	—	—
Current Ratio	2.5	1.8	1.9		2.0		1.8		1.8		1.6		1.0	1.2	1.0
Total Debt to Total Capitalization(4)	58.8%	61.4%	41.0%		42.7%		22.6%		23.5%		30.1%		37.9%	36.5%	46.8%
Effective Tax Rate	n/a	30.8%	38.2%		37.0%		35.6%		34.0%		35.5%		34.3%	33.2%	40.0%
Average Common Shares Outstanding	49.4	43.6	44.9		45.4		47.9		50.5		50.0		47.6	41.0	38.2
Shareholders	7,200	7,500	8,000		8,600		9,200		10,600		11,300		12,000	12,100	13,000
Employees(5)	6,200	5,900	6,700		6,700		6,400		6,600		6,200		7,200	7,500	7,100

In December 1996, we sold our isocyanates business for $565 in cash. 1996 and prior include the operating results of the isocyanates business.

(1)	Working Capital includes $111 ($165 in 2001, $57 in 2000, $21 in 1999, $50 in 1998, $157 in 1997, $518 in 1996) of Cash and Cash Equivalents and $25 ($37 in 2001, $25 in 2000, 1999 and 1998, $28 in 1997, $87 in 1996) of Short-Term Investments in 2002.
(2)	Includes gain of $2.20 on sale of the isocyanates business in 1996.
(3)	In 1994 and 1993, calculation is based on common shares and Series A Conversion Preferred Stock outstanding.
(4)	Excluding reduction to equity for the Employee Stock Ownership Plan from 1993 through 1996.
(5)	Employee data exclude employees who work at government-owned/contractor-operated facilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS BACKGROUND

Our operations are concentrated in three segments: Chlor Alkali Products, Metals and Winchester. All three are capital intensive manufacturing businesses with growth rates closely tied to the general economy. While each segment has a commodity element to it, our ability to influence pricing is quite limited and the portion of the business that is strictly commodity varies by segment. Our Chlor Alkali Products business is a commodity business where all supplier products are similar and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. While a majority of Metals sales are of a commodity nature, this business has a significant volume of specialty engineered products targeted for specific end-uses. In these applications, technical capability and performance differentiate the product and play a significant role in product selection and thus price is not the only selection criterion. Winchester also has a commodity element to its business but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

RECENT DEVELOPMENTS AND HIGHLIGHTS

2002 Year

On September 27, 2002, we completed our acquisition of Chase with the issuance of approximately 9.8 million shares of our common stock for 100% of the outstanding stock of Chase. Our 2002 Metals segment’s operating results include the sales and profits from Chase for the fourth quarter of 2002.

Due to the significant decline in the equity markets during 2002 the market value of our pension plan portfolio as of December 31, 2002 was below the accumulated benefit obligation. Under SFAS No. 87 we recorded a $220 million after tax charge to Shareholders’ Equity to reflect this difference. This is a non-cash charge and does not affect our ability to borrow under our revolving credit agreement. Based on our assumptions and estimates we continue to believe that we may be required to make contributions to the pension fund, but those contributions would not be required until 2005 and pension costs may be higher over the next few years. We estimate that the annual pretax increase in pension costs could be in the $10 million per year range.

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. The net proceeds from the sale were approximately $56 million.

In June 2002, we repaid the $100 million 8% notes from the proceeds from the sale of $200 million 9.125% notes in December 2001. In March 2002, we refinanced our variable rate tax-exempt debt issues, totaling $35 million.

In November 2002, we announced that our Metals segment had entered into an agreement with Luoyang Copper to jointly construct and operate a metals service center in Guangzhou, Guangdong Province, China. The joint venture named Olin Luotong Metals (GZ) Ltd., Co., will process and distribute both our and Luoyang’s copper alloy products to the growing Chinese marketplace. The joint venture will allow us to supply HPAs targeted at the electronics, automotive and telecommunications industries, at competitive prices. This joint venture is expected to be operational in the second half of 2003, subject to Chinese government approval.

On December 17, 2002 we announced that we are in the process of finalizing negotiations with the Internal Revenue Service (IRS) relative to our company-owned life insurance (COLI) program. The settlement contemplates a tax payment by us of approximately $40 million to the IRS, which has been recorded as a liability in prior years. As a result, there is no financial accounting charge to earnings associated with this payment. We expect approximately $20 million of this payment to be made in 2003 and the balance in future years. Concurrent with the settlement, we intend to surrender the life insurance policies purchased by the company under the program, which will result in the return of approximately $30 million in cash from the insurance companies. The surrender of the policies resulted in a tax charge of $10 million in 2002.

2001 Year

In June 2001, we acquired the stock of Monarch for approximately $48 million. Monarch was a privately held, specialty copper alloy manufacturer headquartered in Waterbury, CT. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive products and building products.

In the third quarter of 2001, we recorded a pretax charge for restructuring and unusual items of $29 million primarily for costs associated with a salaried workforce reduction through an early retirement incentive program. Cost of Goods Sold and Other Income included $2 million and $1 million, respectively, of unusual items. Cost of Goods Sold included the write-off of inventory associated with cancelled customer orders. Other Income included the write-off of an investment in an E-commerce company because the company declared bankruptcy and was dissolved and therefore had no future value. The third-quarter restructuring charge of $26 million related to the 190 employees retiring in connection with the retirement program and represented primarily pension and postretirement benefit curtailment losses and severance.

In the fourth quarter of 2001, we recorded a restructuring charge of $13 million pretax primarily for costs associated with idling our Indianapolis brass mill, consolidating distribution operations of the recently acquired Monarch with the A.J. Oster metals service center business, and reducing staffing levels in Chlor Alkali Products. A significant portion of the charge relating to the idling of the Indianapolis facility represented pension and postretirement curtailment losses and severance for 200 employees. Another portion of the charge related to 38 Chlor Alkali employees who accepted our offer of a voluntary special separation program whereby employees accept a voluntary lay off and receive full separation benefits and also receive their accrued pension benefits at the same time. The balance of the restructuring charge related to costs associated with the consolidation of certain Monarch facilities in order to optimize distribution operations.

In 2001, we were notified that we would receive shares of Prudential Insurance Company as a result of its decision to demutualize from a mutual company to a stock company. We recorded a gain of $11 million in other income in 2001. We received the shares and immediately sold them in January 2002.

2000 Year

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

In June 2000, we signed a letter of intent with Occidental Petroleum Corporation to combine the companies’ chlor alkali and related businesses in a partnership. In October 2000, we announced that the letter of intent had expired. The partnership negotiations were discontinued primarily due to regulatory issues and certain other matters on which the parties could not agree.

CONSOLIDATED RESULTS OF OPERATIONS

	2002	2001	2000
	($ in millions, except per share data)
Sales	$1,301	$1,271	$1,549
Gross Margin	120	149	272
Selling and Administration	115	116	127
Restructuring Charge	—	39	—
Interest Expense, net	23	16	14
Other Income	3	22	3
Income (Loss) before Taxes	(27)	(13)	131
Net Income (Loss)	(31)	(9)	81
Diluted Net Income (Loss) Per Common Share	$(0.63)	$(0.22)	$1.80

2002 Compared to 2001

Sales increased 2% primarily due to sales associated with our acquisition of both Chase and Monarch (6%) and increased volumes (2%), offset in part by lower selling prices (5%) and metal sales (1%). Chase was acquired in late September 2002, while Monarch was acquired in early June 2001. The increase in sales volumes was across all segments, in particular strip shipments to the ammunition, automotive and electronics segments. The price decreases were primarily related to lower ECU netbacks in the Chlor Alkali Products segment.

Gross margin percentage decreased from 11% in 2001 to 9% in 2002 primarily due to lower ECU prices.

Selling and administration as a percentage of sales were 9% in 2002 and 2001. Selling and administration expenses were comparable to 2001. Reduced salaries resulting from the early retirement incentive program and the voluntary separation program implemented in late 2001 and lower consumer promotional expenses offset lower pension income and higher legal expenses.

The decrease in operating losses from the non-consolidated affiliates was due primarily to improved operating results from the Sunbelt joint venture (2002—$8 million loss; 2001—$9 million loss) due to higher ECU pricing.

Interest expense, net of interest income, increased from 2001 due to higher average outstanding debt ($5 million) relating primarily to the $200 million that we borrowed in December 2001 and higher interest rates on our debt ($4 million), partially offset by higher interest income ($2 million) in 2002.

Other income decreased from 2001 primarily due to the gains on the demutualization of Prudential Insurance ($11 million) and the sale of excess real estate ($6 million) and a non-recurring fee payment ($2 million), all of which were recorded in 2001.

The effective tax rate decreased in 2002 to a negative 15.6% from 30.8% in 2001. The tax benefit recorded on the loss in 2002 was less than the statutory rate because we recorded a tax provision of $10 million in connection with the surrender of life insurance policies purchased by us under the COLI program and are accruing interest on taxes which may be payable in the future.

2001 Compared to 2000

Sales decreased 18% due to lower volumes (17%) and both lower metal values and selling prices (1%). Sales volumes were lower across all segments with the biggest impact coming from the Metals segment, which was heavily impacted by a soft economy, particularly in the automotive, electronics and telecommunications industries and to a lesser extent by the strike at the East Alton, IL facility in the first quarter of 2001. The price decrease was primarily related to lower prices in the Metals and Winchester segments.

Gross margin percentage decreased from 18% in 2000 to 12% in 2001 primarily due to lower sales volumes.

Selling and administration as a percentage of sales was 9% in 2001 up from 8% in 2000 due to the lower sales base in 2001 as a result of the factors noted above. Selling and administration was $11 million lower than in 2000 primarily due to lower incentive compensation costs ($15 million) and fees incurred in 2000 associated with the discontinued chlor alkali partnership negotiations ($3 million), partially offset by lower 2001 pension income ($2 million) and selling and administration expense ($2 million) of Monarch, acquired in 2001.

The decrease in operating results from the non-consolidated affiliates was due primarily to the lower operating results from the Sunbelt joint venture ($9 million loss in 2001; breakeven in 2000), which was adversely impacted by lower chlorine pricing.

In 2001, other income included the gains on the demutualization of Prudential Insurance of $11 million and on the sale of excess real estate of $6 million and a non-recurring fee payment of $2 million.

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

Chlor Alkali Products

	2002	2001	2000
	($ in millions)
Sales	$321	$384	$392
Operating Income (Loss)	(35)	8	27

2002 Compared to 2001

Sales decreased 16% from 2001 primarily due to lower selling prices (18%), but offset in part by higher volumes (2%). Average ECU netbacks in 2002 were approximately $235, compared to $315 in 2001. The chlor alkali industry suffered through a difficult first half of 2002 and some high cost manufacturers decided to shut down capacity. During the third quarter of 2002, demand started to pick up and the industry was able to pass through several price increases. Improved demand and less overall capacity continued to support price increases through the rest of the year. Our operating rates improved until late in the year when seasonal slow downs and a sluggish economy forced us and other manufacturers to reduce production. Our operating rates for the full year 2002 were approximately 87% compared with 84% in 2001. Chlorine and caustic volumes were both higher in 2002 compared to 2001. Operating results were significantly lower in 2002 primarily due to lower prices ($69 million), offset in part by higher volumes ($8 million) and improved results from our Sunbelt joint venture ($1 million) and lower costs ($13 million). Lower losses from the Sunbelt joint venture (2002—$8 million loss; 2001—$9 million loss) were favorably impacted by higher ECU pricing. The losses from the Sunbelt joint venture include interest expense of $7 million in 2002 and 2001 on the Sunbelt Notes. Profit improvement activities, lower steam cost, overall cost management and the voluntary separation program implemented at the end of 2001 contributed to these cost reductions. Also in the second quarter of 2002 we recorded a non-recurring pretax gain of $4 million on an insurance settlement.

2001 Compared to 2000

Sales decreased 2% from 2000 primarily due to lower volumes (5%) offset in part by higher ECU netbacks (3%). Our average ECU netbacks in 2001 were approximately $315, compared to $300 in 2000. The chlor alkali industry participates in markets, such as vinyls, urethanes and pulp and paper, which have been negatively impacted by poor economic conditions. These markets have faced declining demand for their products, which in turn, negatively impacts our products. Soft demand for chlorine in these markets, caused primarily by the slowdown in the general economy, has led to reduced chlor alkali operating rates across the industry. This weak demand forced operating rates to decline to approximately mid to low 80% from 88% in 2000 and caused an erosion of chlorine’s pricing structure. This contributed to the decline in sales and operating income in 2001. Also, operating income was lower in 2001 primarily due to lower sales volumes ($14 million), higher manufacturing costs ($5 million) and losses from the Sunbelt joint venture ($9 million loss in 2001; breakeven in 2000) due to lower chlorine prices but offset in part by higher ECU netbacks ($10 million). The increased manufacturing costs included higher salt costs and higher fixed cost absorption due to lower production volumes.

Metals

	2002	2001	2000
	($ in millions)
Sales	$697	$618	$880
Operating Income	14	7	95

2002 Compared to 2001

Sales increased 13% mainly as a result of the two acquisitions over the past two years. Sales from Monarch increased sales by 4% while Chase increased sales by 8% in 2002. Overall strip shipment volume increased by 5% from 2001 due to increased demand in the automotive, ammunition and electronic segments, offset in part by reduced demand from coinage. However, overall sales increased only 1%. The difference was the result of a shift in the mix of sales to lower metal value alloys, lower average metal selling prices and reduced conversion prices charged to customers. The decrease in the average metal selling price was mainly due to a 1.5% decrease in the average COMEX price for copper in 2002 from 2001.

Shipments to the automotive and ammunition segments each increased by 21% compared to last year. Shipments to the automotive segment increased in 2002 as we increased our penetration into this end-use category and an increase in automotive production in 2002. Shipments to the ammunition segment increased as a result of increased domestic military demand. Shipments to the electronics/telecommunications segment increased by 18% in 2002 compared with 2001 but were still down about 50% from the 1997 to 2000 average demand. Coinage shipments were down 39% from last year due to reduced demand from the U.S. Mint primarily related to decreased demand for the state quarter program, the lack of public acceptance of the $1 Sacagawea coin and the continued general softness in the overall economy. In summary, although strip shipments were up in the automotive and electronics segments, this was offset by lower coinage shipments and by sales to the electronics segment that continue to be well below their historical norms.

Metals operating income was $7 million higher in 2002 compared with 2001. Operating income benefited by the 5% increase over the previous year in strip volumes, as mentioned above; however, this benefit was partially offset by lower unit margins. Operating income was also favorably impacted by the inclusion of $2 million of Chase profits and various cost reduction initiatives including the early retirement program and the consolidation of Monarch’s distribution operations with A.J. Oster which, on a combined basis, amounted to about $12 million in cost savings year over year. Partially offsetting the cost reduction initiatives and higher volumes in 2002 were increased pension and medical costs of about $7 million. Finally, the 2001 results included a $4 million LIFO inventory liquidation benefit offset by the negative impact of the East Alton work stoppage in 2001.

2001 Compared to 2000

Sales decreased 30% due to a significant decline in volumes (30%) associated with the weak economy and lower metal values (2%) and selling prices (1%), offset in part by the sales associated with the Monarch acquisition (3%). Metals’ operating results were significantly lower primarily due to the economic slowdown, which resulted in substantially lower shipment levels. A weak economy prevailed all year resulting in a significant reduction of strip shipments to key market segments of our industry. Automotive, coinage, electrical connectors, telecommunications (segments served by Olin Aegis, our business that supplies customized and semi-customized metal packaging for hybrid integrated circuits and thick ceramic substrates for the electronics segment) and distributor (segments served by Oster, a network of metal service centers), customers had much lower demand for the industry’s products. In 2001, strip shipments to the automotive and the coinage segments were lower than in 2000 by 24% and 41%, respectively. The lack of acceptance by the general public of the $1 Sacagewea coin accounted for 35% of the decline in strip shipments to the coinage segment in 2001. Future demand is not expected to reach 2000 levels because of the current lack of $1 coin requirements established by the United States Treasury. The decrease in strip shipments to the coinage segment was also caused by the decrease in demand for the state quarter program as the economy softened and coinage in general weakened, both of which are consistent with historical patterns. In addition, 2001 shipments to the electronics/telecommunications segment as a whole were lower than in 2000 by 53%. Sales from Oster were down 27% in 2001 from the prior year. In addition, the mill products operations in East Alton, IL took a two-week maintenance shutdown in 2001, with no similar shutdown in 2000. Also, the strike at our East Alton facility in the first quarter of 2001 had a moderately adverse impact on Metals’ profits, while the reductions of LIFO inventory quantities in 2001 increased operating income by approximately $4 million pretax.

Winchester

	2002	2001	2000
	($ in millions)
Sales	$283	$269	$277
Operating Income	14	7	20

2002 Compared to 2001

Sales in 2002 were 5% higher than 2001 primarily due to higher volumes (4%) and prices (1%) in the military and domestic commercial ammunition businesses. Winchester posted operating income of $14 million in 2002 compared with $7 million in 2001. The increase in sales accounted for most of the increase in operating income. The cost benefit realized in 2002 associated with the 2001 early retirement incentive program and the absence of the effect of the 2001 strike were offset by the absence of the 2001 non-recurring income from the settlement of a claim.

2001 Compared to 2000

Sales in 2001 were slightly lower than 2000 primarily due to lower international sales. International sales were $8 million below last year’s levels due to decreased foreign military business and unfavorable translation of Australian sales. Domestic commercial sales were comparable to last year despite overall lower selling prices and the effects of the strike at our East Alton facility in the first quarter. Our operating income decreased from $20 million in 2000 to $7 million in 2001. The loss of the Lake City government contract (approximately $4 million), the impact of both the lower domestic commercial prices and the higher personnel-related costs as a result of the new labor agreement at the East Alton facility ($8 million) and the impact of the strike ($1 million) were the main contributors to this significant decrease in operating income.

2003 OUTLOOK

In the Chlor Akali segment we are expecting both chlorine and caustic soda prices to increase from the fourth quarter of 2002 to the first quarter of 2003 as our contracts reflect previously announced price increases. We expect further selling price improvement in the second quarter of 2003. We expect operating rates to be in the 90% range in the first quarter of 2003 as demand for chlorine from the vinyl industry seasonally increases. By year end 2003, we expect operating rates to be in the 95% range. For the full year 2003, we are expecting a dramatic turnaround in our Chlor Alkali segment operating results compared to 2002, due to higher selling prices, increased volumes and continued cost reduction initiatives. Natural gas prices, which are a significant cost factor for some other chlor alkali producers, are not projected to be as significant a cost factor for us, because we buy our electricity from utilities that derive their power primarily from coal, nuclear and hydroelectric sources. Also, we expect to report improved operating results from our Sunbelt joint venture as the 2003 year progresses, due to rising selling prices.

In the Metals segment, 2003 will include a full year of earnings from Chase while Chase was just included in the fourth quarter in 2002. We expect that overall demand for our strip and rod products in 2003 will be increasing from fourth quarter 2002 levels, which were negatively impacted by our customers’ desires to reduce inventories at the end of 2002. For the full year 2003, we believe the strip and rod volumes will improve only marginally over 2002.

In the first quarter 2003, we made a decision to close our manufacturing plant in Indianapolis, Indiana. The plant manufactures copper and copper alloy sheet and strip products and employs approximately 200 people. Production at the Indianapolis strip mill will be consolidated within our East Alton, Illinois facility. While the Indianapolis strip mill has been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with capacity additions at East Alton have lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we expect to record a restructuring charge in the $50 million pretax range in the first quarter of 2003. We expect one-time cash costs to be in the $10 million range. For the full year 2003, we expect to achieve pretax savings associated with this charge in the $10 million range. The 2003 savings depend on the precise timing of the shutdown. At this time, we do not expect to see the full benefits of the savings until the second quarter of 2003. For 2004 we expect to have a full year’s benefit from this $50 million charge of approximately $20 million pretax.

The closure of the Indianapolis facility, a marginally stronger brass strip market, continuing efforts to reduce costs across the Metals segment and the inclusion of the Chase earnings should result in significantly improved Metals segment operating results in 2003 compared to 2002.

For the full year 2003, we project that Winchester will have a solid year.

As a result of the foregoing, we expect to be profitable in 2003 because of higher selling prices in the Chlor Alkali segment and a lower cost base in the Metals segment.

For 2003 we expect that capital spending will be in the $60 million range and depreciation and amortization will be in the $85 million range. The capital spending estimate for 2003 includes about $5 million in the Chase rod business and about $3 million for the joint venture in China.

In 2003, we expect to continue to accrue interest on taxes that may become payable in the future which will result in an effective tax rate in the 45% range.

ENVIRONMENTAL MATTERS

	2002	2001	2000
	($ in millions)

Cash Outlays:
Remedial and Investigatory Spending (Charged to Reserve)	$25	$26	$30
Capital Spending	3	3	3
Plant Operations (Charged to Cost of Goods Sold)	16	17	17

Total Cash Outlays	$44	$46	$50

Reserve for Environmental Liabilities:
Beginning Balance	$100	$110	$125
Charges to Income	15	14	15
Businesses Acquired	8	2	—
Remedial and Investigatory Spending	(25)	(26)	(30)

Ending Balance	$98	$100	$110

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

We are party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 2002, 2001, and 2000 and may be material to net income in future years. Such charges to income were $15 million, $14 million and $15 million in 2002, 2001, and 2000 respectively.

Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Total environmental-related cash outlays for 2003 are estimated to be $50 million, of which $28 million is expected to be spent on investigatory and remedial efforts, $5 million on capital projects and $17 million on normal plant operations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

Our estimated environmental liability at the end of 2002 was attributable to 65 sites, 16 of which were USEPA National Priority List (NPL) sites. Ten sites accounted for approximately 70% of such liability and, of the remaining sites, no one site accounted for more than 2% of our environmental liability. Four of these ten sites are in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are being conducted by us or other potentially responsible parties (PRPs) and a Record of Decision (ROD) or its equivalent has not been issued. At one of the ten sites, a ROD or its equivalent has been issued by either the USEPA or responsible state agency and we either alone, or as a member of a PRP group, are engaged in performing the remedial measures required by that ROD. At three of the ten sites, part of the site is subject to a ROD and another part is in the long-term Operation, Maintenance and Monitoring (OM&M) stage. The two remaining sites are in long-term OM&M. All ten sites are either former manufacturing facilities or waste sites containing contamination generated by those facilities.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $98 million at December 31, 2002, and $100 million at December 31, 2001, of which $70 million and $73 million were classified as other noncurrent liabilities, respectively. The 2002 environmental liabilities included $8 million from the Chase acquisition. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $40 million to $50 million over the next several years, $25 million to $30 million of which is expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us, which could have a material adverse effect on our operating results and financial condition. At December 31, 2002, we estimate we may have additional contingent environmental liabilities of $40 million in addition to the amounts for which we have already taken a reserve.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

Provided By (Used For)	2002	2001	2000
	($ in millions)
Net Operating Activities	$31	$76	$181
Capital Expenditures	(41)	(65)	(95)
Net Investing Activities	(13)	(111)	(88)
Net Financing Activities	(72)	143	(57)

In 2002, income exclusive of non-cash charges, proceeds from the refinancing of the tax-exempt debt, the issuance of common stock and cash equivalents on hand were used to finance our working capital requirements, capital and investment projects, dividends and long-term debt repayments (including tax-exempt debt).

Operating Activities

In 2002, the decrease in cash provided by operating activities was primarily attributable to lower operating results and a higher investment in working capital. The higher investment in working capital was attributable to the Metals segment where we are now selling more on a metal-price pass through basis rather than on a toll basis and therefore have to inventory more metal. In 2001, the reduced accounts receivable and inventory levels offset the impact of the liquidation of higher 2000 year-end accounts payable and accrued liability balances. The accounts receivable and inventory levels were lower at the end of 2001 compared to the end of 2000 primarily due to the lower volume of Metals business as compared to 2000 and the declining prices and volumes in our Chlor Alkali business.

Capital Expenditures

Capital spending in 2002 of $41 million was 37% lower than 2001. The capital spending decrease was primarily due to completion of projects that were begun in 2000, primarily to expand production capacity in Metals higher value-added product categories, in particular high performance alloys. These products are patented, specialty copper alloys that provide value-added benefits to global customers in the computer, telecommunications and automotive industries. This expansion was completed in the second half of 2001 with the majority of the spending occurring in 2000. In addition, all non-essential capital spending was curtailed in 2002 in response to the weak operating results. Capital spending in 2002 was approximately 47% of depreciation compared to 76% in 2001.

In 2003, we plan to manage our capital spending at a level approximating 70% of depreciation, or about $60 million, an increase of approximately 46% over the 2002 amount. In 2003, we plan to spend approximately $3 million in connection with our joint venture, a metals service center, in China.

Investing Activities

On September 27, 2002, we acquired 100% of the stock of Chase with the issuance of approximately 9.8 million shares of our common stock. The total consideration was approximately $178 million, which represented the fair value of Olin common stock issued. Chase, with 2002 full-year sales of $232 million, is a leading manufacturer and supplier of brass rod in the U.S. and Canada. The purchase price exceeded the fair value of the identifiable net assets acquired by $40 million. The acquisition has been accounted for using the purchase method of accounting. Our 2002 operating results include the sales and profits for the fourth quarter of 2002 from Chase.

In January 2002, we received $11.9 million for the sale of the stock of Prudential Insurance Company. We were awarded these shares of stock in 2001 as a result of Prudential’s conversion from a mutual company to a stock company.

In our efforts to dispose of non-strategic, unproductive assets during a period of a soft economy and weak operating results, we sold the company-owned airplane. The disposition of property, plant and equipment in 2002 represents primarily the sale of the airplane at approximately book value.

The increase in 2002 for investments and advances in affiliated companies, at equity represents primarily our share of Sunbelt’s repayment of its Series O Notes and related interest expense. In addition, we funded a portion of Sunbelt’s operating losses in 2002.

In June 2001, we acquired the stock of Monarch for approximately $48 million. Monarch was a privately held, specialty copper alloy manufacturer headquartered in Waterbury, CT, with revenues of approximately $95 million in 2000. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive products and building products. As part of this acquisition, we acquired 7 U.S. patents. We financed the purchase price through our credit facilities. The purchase price exceeded the fair value of the identifiable net assets acquired by $19 million. The acquisition has been accounted for using the purchase method of accounting. The operating results of Monarch, which have been included in the accompanying financial statements since the date of acquisition, were not material.

Financing Activities

On January 3, 2002, we entered into a new three-year senior revolving credit facility of $140 million, including a sublimit for letters of credit. The new facility replaced our existing credit facilities and will expire on January 3, 2005. At December 31, 2002, we had $119 million available under this senior revolving credit facility. We issued $21 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt and self- insurance obligations. We may select various floating rate borrowing options. The senior credit facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). In the event that the leverage ratio equals or exceeds 3.75, we are required to grant a security interest in all of our U.S. inventory and accounts receivables. No assets of our subsidiaries will secure our obligation under our senior credit facility.

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

In January 2003, we renegotiated our $11 million note due 2005. The maturity date was extended to 2013 and the interest rate was reduced from 7.75% to 6.5%, effective January 1, 2003.

During 2002, 2001 and 2000, we used $3 million, $14 million and $20 million to repurchase 0.1 million, 0.7 million and 1.2 million shares of our stock, respectively. In 1996, we sold our toluene diisocyanate and aliphatic diisocyanate businesses to ARCO Chemical Company for a sale price of $565 million. Our board of directors decided to use a portion of the proceeds for the repurchase of shares of the Corporation’s common stock in order to enhance shareholder value. On October 9, 1996 and April 30, 1998, our board of directors approved two share repurchase programs to repurchase a total of 10 million shares of our outstanding common stock, of which approximately 154,000 shares remained to be repurchased as of December 31, 2002.

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from this sale were approximately $56 million and provide liquidity and financial flexibility, and strengthen our financial position. The net proceeds are available for general corporate purposes.

During 2002, we issued 1,039,259 shares of common stock with a total value of $18 million to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

The percent of total debt to total capitalization decreased to 59% at December 31, 2002, from 61% at year-end 2001 and was 41% at year-end 2000. The decrease in 2002 from 2001 was due to the repayment of the $100 million 8% notes offset in part by the effect of the lower shareholders’ equity at December 31, 2002. The increase in 2001 from year-end 2000 was due to the new 9.125% Senior Note borrowings and lower shareholders’ equity at December 31, 2001.

Dividends per common share were $0.80 in 2002, 2001 and 2000. Total dividends paid on common stock amounted to $39 million in 2002, $35 million in 2001 and $36 million in 2000.

The payment of cash dividends is subject to the discretion of our board of directors and will be determined in light of then-current conditions, including our earnings, our operations, our financial conditions, our capital requirements and other factors deemed relevant by our board of directors. In the future, our board of directors may change our dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

LIQUIDITY AND OTHER FINANCING ARRANGEMENTS

Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations and short-term borrowings under our senior revolving credit facility. We also have access to the debt and equity markets.

Cash flow from operations is subject to change as a result of the cyclical nature of our operating results, which have been affected recently by economic cycles and resulting downturn in many of the industries we serve, such as automotive, electronics and the telecommunications sectors. In addition, cash flow from operations is affected by considerable changes in ECU prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having tremendous leverage on our earnings. A $10 per ECU price change equates to an $11 million pretax profit change when we are operating at full capacity.

Our current debt structure is used to fund our business operations and commitments from banks under our revolving credit facility are a source of liquidity. As of December 31, 2002, we had long-term borrowings, including the current installment, of $330 million of which $1 million was at variable rates. We have entered into interest rate swaps on approximately $140 million of our underlying debt obligations whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. Annual maturities of long-term debt are $2 million in 2003; $27 million in 2004; $52 million in 2005, $1 million in 2006; $2 million in 2007 and $246 million thereafter.

We use operating leases for certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses (except for railroad cars) based on increased costs of the lessor, for primarily property taxes, maintenance and insurance and have renewal or purchase options. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002 are as follows: $22 million in 2003; $21 million in 2004; $19 million in 2005; $17 million in 2006; $15 million in 2007 and a total of $70 million thereafter. Assets under capital leases are not significant.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract and, under the terms of the contract, we are obligated to make a monthly payment of approximately $.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2 million per year for each year of 2003 through 2006 and a total of $10 million thereafter.

We utilize a credit facility, standby letters of credit and guarantees. In January 2002, we entered into a new senior revolving credit facility with a group of banks. This credit facility is described above under the caption, “Financing Activities”. As of December 31, 2002, we did not have any outstanding borrowings under this credit facility.

At December 31, 2002, we had outstanding standby letters of credit of $21 million. These letters of credit were used to support certain long-term debt and self-insurance obligations.

In December 2002, we registered $400 million of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. At December 31, 2002, the entire $400 million was available for issuance.

We and our partner, PolyOne Corporation (PolyOne) own equally the Sunbelt Chlor Alkali Partnership (Sunbelt joint venture). We market all of the caustic soda production for the venture, while 250 thousand tons of the chlorine production is required to be purchased by Oxy Vinyls (a joint venture between OxyChem and PolyOne) based on a formula related to the market price of chlorine. The construction of this plant and equipment was financed by the issuance of $195 million of Guaranteed Senior Secured Notes due 2017. The Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the Sunbelt Notes. The Sunbelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

We have guaranteed the Series O Notes, and PolyOne has guaranteed the Series G Notes, in both cases pursuant to customary guaranty agreements. Our guarantee and PolyOne’s guarantee are several, rather than joint. Therefore, we are not required to make any payments to satisfy the indebtedness of PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if the Sunbelt joint venture does not make timely payments on the Sunbelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment.

Beginning on December 22, 2002 and each year thereafter until maturity of the Sunbelt Notes in 2017, our Sunbelt joint venture is required to repay approximately $12 million of the Notes, of which approximately $6 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2002, our guarantee of these notes was $91.4 million at December 31, 2002. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

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

NEW ACCOUNTING STANDARDS

As of January 1, 2001, we adopted Statement of Financial Accounting Standards, (SFAS), No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. See our description of Derivative Financial Instruments below for additional information.

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

If SFAS No. 142 had been in effect for the years ended December 31, 2001 and 2000, net income (loss) of $(9) million and $81 million would have been $(8) million and $82 million respectively, representing the elimination of goodwill amortization. For the years ended December 31, 2001 and 2000 reported basic and diluted net income (loss) per share of $(0.22) and $1.80 would have been $(0.19) and $1.82 respectively.

In June 2000, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 30, 2002; accordingly, we will adopt this standard in the first quarter of 2003. At this time, it is not practical to reasonably estimate the impact of adopting this statement on our financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. In addition, it broadened the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. At the time of adoption on January 1, 2002, this statement did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting for costs associated with restructuring activities. This new standard changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to be recognized when the liability is incurred rather than when we commit to the plan. SFAS No. 146 is effective for restructuring activity initiated after December 31, 2002; accordingly, we will adopt this standard in the first quarter of 2003.

DERIVATIVE FINANCIAL INSTRUMENTS

In 1998, the FASB issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation date of this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted FASB No. 133 on January 1, 2001, and use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings. For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive income until the hedged item is recognized in earnings. Ineffective portions are recognized currently in earnings. Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings. Upon adoption of this statement, we recorded on January 1, 2001, assets totaling $1 million and liabilities totaling $2 million with an offsetting entry to Accumulated Other Comprehensive Income (Loss). The new standard does not allow for the hedge accounting treatment on the portion of any hedge that is not effective. The ineffectiveness, which was recorded at January 1, 2001, was a loss of less than $1 million.

We account for forward contracts to buy and sell foreign currencies under SFAS No. 52, “Foreign Currency Translation” and futures contracts to reduce the impact of metal price fluctuations under SFAS No. 80, “Accounting for Futures Contracts.” We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2002 we had a forward contract to buy a foreign currency with a face value of $4 million and no forward contracts to sell foreign currencies. At December 31, 2001, we had no forward contracts to buy or sell foreign currencies. The fair market value of the forward contract to buy at December 31, 2002 approximated the carrying value. The counterparty to the forward contract is a major financial institution. The risk of loss to us in the event of nonperformance by a counterparty would not be significant to our financial position or results of operations. Foreign currency exchange gains (losses), net of taxes, were less than $(1) million in 2002 and 2001 and less than $1 million in 2000. At December 31, 2002, we had open positions in futures contracts totaling $33 million (2001—$47 million). If the futures contracts had been settled on December 31, 2002, we would have recognized a loss of $2 million. Gains (losses) on futures contracts, net of taxes, were $1 million in 2002, $(6) million in 2001 and less than $1 million in 2000.

We use cash flow hedges of commodities such as copper, zinc, nickel and lead to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding debt obligations. These interest rate swaps are treated as fair value hedges.

At December 31, 2002 and 2001, Accumulated Other Comprehensive Income (Loss) included a pretax decline in fair value of $2 million and $3 million, respectively. In addition, the unfavorable ineffective portion of changes in fair value resulted in a $1 million charge to earnings for the years ended December 31, 2002 and 2001. Offsetting the above, there were assets totaling $18 million (2001—$1 million) and liabilities of $21 million (2001—$5 million).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The cumulative effect of items not qualifying for hedge accounting for 2002 was not material to earnings.

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

Certain raw materials, namely copper, lead, and zinc used primarily in our Metals and Winchester segments’ products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of December 31, 2002, we maintained open positions on futures contracts totaling $33 million ($47 million at December 31, 2001). Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, we would experience a $3 million ($5 million at December 31, 2001) increase in our cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flow. Our current debt structure is used to fund business operations and commitments from banks under our revolving credit facility are a source of liquidity. As of December 31, 2002, we had long-term borrowings of $330 million ($431 million at December 31, 2001) of which $1 million ($36 million at December 31, 2001) was issued at variable rates. As a result of our recent fixed rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into approximately $140 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (4.888% at December 31, 2002). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on June 16, 2003. We estimate that the rates will be between 4% and 5%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totalling $35 million. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed rate debt of the newly refinanced bonds back to variable rate debt through interest rate swaps. The interest rate on the swap of $8 million will be set on April 1, 2003 and is expected to be between 1.0% and 1.5%, while at December 31, 2002 interest rates on the swaps of $21 million and $6 million were 2.01% and 2.15%, respectively.

These interest rate swaps reduced interest expense, resulting in a decrease in pretax loss of $5 million and $1 million in 2002 and 2001, respectively.

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

We have used the words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “will,” “estimate,” and variations of such words and similar expressions in this report to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks, uncertainties and assumptions involved in our forward-looking statements include those discussed under the caption “Additional Factors That May Affect Future Results.” You should consider all of our forward-looking statements in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements. These financial statements have been prepared in conformity with generally accepted accounting principles and, where necessary, involve amounts based on management’s best judgments and estimates. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the financial statements.

The Company’s system of internal controls is designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. This system, which is reviewed regularly, consists of written policies and procedures, an organizational structure providing delegation of authority and segregation of responsibility and is monitored by an internal audit department. The Company’s independent auditors also review and test the internal control system along with tests of accounting procedures and records to the extent that they consider necessary in order to issue their opinion on the financial statements. Management believes that the system of internal accounting controls meets the objectives noted above.

Management also recognizes its responsibility for fostering a strong ethical climate so that the Company’s affairs are conducted according to the highest standards of personal and corporate conduct. These expectations are summarized in a document entitled “Our Values and Standards of Business Conduct.” The Standards addresses, among other things, honest and ethical conduct in all business transactions; compliance with company policies and procedures and with all government laws and regulations; the avoidance of conflicts of interest; full, fair, accurate, timely and understandable disclosure in all reports and communications; and the prompt reporting of violations of Olin’s Standards. Every employee is expected to comply with the standards and annually selected employees, including Olin senior management, certify their adherence to these Standards. The Standards are periodically reinforced through training sessions. Also, the Company maintains a systematic program to assess compliance with these standards and has established various outlets, including a confidential telephone help-line for employees to ask questions and share concerns, anonymously, if desired.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the independent auditors, management and the Company’s internal auditors to review the work of each and to evaluate accounting, auditing, internal controls and financial reporting matters. The Audit Committee annually recommends to the Board of Directors the appointment of independent auditors, subject to shareholder approval. The independent auditors and the Company’s internal audit department have independent and free access to the Audit Committee.

Joseph	D. Rupp
President	and Chief Executive Officer

Anthony W. Ruggiero

Executive Vice President and

Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Stamford, Connecticut

January 30, 2003

CONSOLIDATED BALANCE SHEETS

December 31

($ in millions, except per share data)

	2002	2001
Assets

Current Assets:
Cash and Cash Equivalents	$111	$165
Short-Term Investments	25	37
Receivables, Net:
Trade	153	129
Other	15	11
Inventories, Net	255	223
Income Taxes Receivable	9	7
Other Current Assets	70	44

Total Current Assets	638	616
Property, Plant and Equipment, Net	552	477
Prepaid Pension Costs	106	61
Other Assets	46	23
Goodwill	82	42

Total Assets	$1,424	$1,219

Liabilities and Shareholders’ Equity

Current Liabilities:
Current Installments of Long-Term Debt	$2	$102
Accounts Payable	110	97
Accrued Liabilities	145	136

Total Current Liabilities	257	335
Long-Term Debt	328	329
Deferred Income Taxes	—	72
Accrued Pension Liability	445	45
Other Liabilities	163	167

Total Liabilities	1,193	948

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120,000,000 Shares Issued and Outstanding 57,622,675 Shares (43,440,223 in 2001)	57	43
Additional Paid-In Capital	442	205
Accumulated Other Comprehensive Loss	(239)	(18)
Retained Earnings (Accumulated Deficit)	(29)	41

Total Shareholders’ Equity	231	271

Total Liabilities and Shareholders’ Equity	$1,424	$1,219

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31

($ in millions, except per share data)

	2002	2001	2000
Sales	$1,301	$1,271	$1,549
Operating Expenses:
Cost of Goods Sold	1,181	1,122	1,277
Selling and Administration	115	116	127
Research and Development	5	5	5
Restructuring Charge	—	39	—
Earnings (Loss) of Non-consolidated Affiliates	(7)	(8)	2
Interest Expense	26	17	16
Interest Income	3	1	2
Other Income	3	22	3

Income (Loss) before Taxes	(27)	(13)	131
Income Tax Provision (Benefit)	4	(4)	50

Net Income (Loss)	$(31)	$(9)	$81

Net Income (Loss) Per Common Share:
Basic	$(0.63)	$(0.22)	$1.80

Diluted	$(0.63)	$(0.22)	$1.80

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2000	45,061,896	$45	$234	$(10)	$40	$309
Comprehensive Income (Loss):
Net Income	—	—	—	—	81	81
Translation Adjustment	—	—	—	(3)	—	(3)
Minimum Pension Liability Adjustment, net	—	—	—	(3)	—	(3)

Comprehensive Income	—	—	—	—	—	75
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(36)	(36)
Stock Options Exercised	67,111	—	1	—	—	1
Stock Repurchase	(1,162,297)	(1)	(19)	—	—	(20)
Other Transactions	13,731	—	—	—	—	—

Balance at December 31, 2000	43,980,441	44	216	(16)	85	329
Comprehensive Loss:
Net Loss	—	—	—	—	(9)	(9)
Translation Adjustment	—	—	—	(1)	—	(1)
Net Unrealized Losses	—	—	—	(1)	—	(1)

Comprehensive Loss	—	—	—	—	—	(11)
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(35)	(35)
Stock Options Exercised	161,093	—	2	—	—	2
Stock Repurchase	(694,870)	(1)	(13)	—	—	(14)
Other Transactions	(6,441)	—	—	—	—	—

Balance at December 31, 2001	43,440,223	43	205	(18)	41	271
Comprehensive Loss:
Net Loss	—	—	—	—	(31)	(31)
Translation Adjustment	—	—	—	(1)	—	(1)
Minimum Pension Liability Adjustment, net	—	—	—	(220)	—	(220)

Comprehensive Loss	—	—	—	—	—	(252)
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(39)	(39)
Common Stock Issued for:
Stock Options Exercised	174,069	—	3	—	—	3
Cash	3,302,914	3	53	—	—	56
Acquisition	9,815,287	10	168	—	—	178
Employee Benefit Plans	1,039,259	1	17	—	—	18
Stock Repurchase	(144,157)	—	(3)	—	—	(3)
Other Transactions	(4,920)	—	(1)	—	—	(1)

Balance at December 31, 2002	57,622,675	$57	$442	$(239)	$(29)	$231

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

($ in millions)

	2002	2001	2000
Operating Activities
Net Income (Loss)	$(31)	$(9)	$81
Adjustments to Reconcile Net Income (Loss) to Net Cash and Cash
Equivalents Provided by Operating Activities:
Loss (Earnings) of Non-consolidated Affiliates	7	8	(2)
Depreciation	87	85	79
Amortization of Intangibles	1	2	2
Deferred Taxes	20	(9)	17
Qualified Pension Plan (Income)	(9)	(4)	(30)
Common Stock Issued under Employee Benefit Plans	5	—	—
Other (Income)-Demutualization	—	(11)	—
Change in Assets and Liabilities Net of Purchases and Sales of Businesses:
Receivables	(2)	69	—
Inventories	(17)	15	(8)
Other Current Assets	(16)	(3)	1
Accounts Payable and Accrued Liabilities	(9)	(54)	25
Income Taxes Payable	(2)	(8)	30
Other Noncurrent Liabilities	(11)	(2)	(14)
Other Assets	9	(2)	(1)
Other Operating Activities	(1)	(1)	1

Net Operating Activities	31	76	181

Investing Activities
Capital Expenditures	(41)	(65)	(95)
Business Acquired in Purchase Transaction	—	(48)	—
Cash Acquired through Business Acquisition	13	—	—
Proceeds from Sale of Short-Term Investments	12	—	—
Disposition of Property, Plant and Equipment	15	3	1
Investments and Advances—Affiliated Companies at Equity	(11)	—	10
Other Investing Activities	(1)	(1)	(4)

Net Investing Activities	(13)	(111)	(88)

Financing Activities
Long-Term Debt:
Borrowings	35	200	—
Repayments	(136)	(8)	(1)
Short-Term Debt Repayments	—	(2)	—
Issuance of Common Stock	69	—	—
Purchases of Olin Common Stock	(3)	(14)	(20)
Stock Options Exercised	3	2	1
Dividends Paid	(39)	(35)	(36)
Other Financing Activities	(1)	—	(1)

Net Financing Activities	(72)	143	(57)

Net (Decrease) Increase in Cash and Cash Equivalents	(54)	108	36
Cash and Cash Equivalents, Beginning of Year	165	57	21

Cash and Cash Equivalents, End of Year	$111	$165	$57

Cash Paid (Received) for Interest and Income Taxes:
Interest	$26	$18	$16
Income Taxes, Net of Refunds	$(15)	$11	$2

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

Revenue Recognition

Revenues are recognized on sales of product at the time the goods are shipped and the risks of ownership have passed to the customer. Shipping and handling fees billed to customers are included in Sales and the costs incurred for shipping and handling are included in Cost of Goods Sold. A portion of the sales in the Metals segment are made on a “tolling” basis where the customer consigns non-ferrous metals to us and is only charged a fee for processing the non-ferrous metals into finished product. For tolling sales, the metal value is not included in Sales or Cost of Goods Sold.

Foreign Currency Translation

Foreign affiliates’ balance sheet amounts are translated at the exchange rates in effect at year-end, and income statement amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in Accumulated Other Comprehensive Income (Loss). Where foreign affiliates operate in highly inflationary economies, non-monetary amounts are translated at historical exchange rates while monetary assets and liabilities are translated at the current rate with the related adjustments reflected in the Consolidated Statements of Income.

Cash and Cash Equivalents

All highly liquid investments, with a maturity of three months or less at the date of purchase, are considered to be cash equivalents.

Short-Term Investments

Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We have classified our marketable equity securities as available-for-sale which are reported at fair market value with unrealized gains and losses included in Shareholders’ Equity net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Unrealized gains and losses in 2002 were insignificant; unrealized gains in 2001 were $1. Realized gains and losses on sales of investments, as determined on the specific identification method and declines in value of securities judged to be other-than-temporary are included in Other Income in the Consolidated Statements of Income. Interest and dividends on all securities are included in Interest Income and Other Income, respectively.

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

Comprehensive Income

We calculated comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated Other Comprehensive Income (Loss) at December 31, 2002 includes cumulative translation losses of $13 ($12 at December 31, 2001), minimum pension liability of $225 ($5 at December 31, 2001) and other unrealized losses of $1 ($1 at December 31, 2001). We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

Goodwill

Prior to the adoption of SFAS No. 142 (described below), goodwill, the excess of the purchase price of the acquired businesses over the fair value of the respective net assets, was amortized principally over 30 years on a straight-line basis. We periodically review the value of our goodwill to determine if any impairment has occurred. We assess the potential impairment of recorded goodwill and other long-lived assets by comparing the undiscounted value of expected future operating cash flows in relation to the book value of the goodwill and related long-lived assets. An impairment would be recorded based on the estimated fair value.

During the third quarter of 2001, Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement. Goodwill amortization for the year ended December 31, 2001 was approximately $2. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Commencing January 1, 2002, we no longer amortize goodwill and adopted the provision of SFAS No. 142.

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

Derivative Financial Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation date of this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, and use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. The hedge accounting treatment provides for the deferral of gains or losses on derivative instruments until such time as the related transactions occur. Upon adoption of this statement, we recorded on January 1, 2001, assets totaling $1 and liabilities totaling $2 with an offsetting entry to Accumulated Other Comprehensive Income (Loss). The new standard does not allow for hedge accounting treatment on the portion of any hedge that is not effective. The ineffectiveness, which was recorded at January 1, 2001 was a loss of less than $1.

We account for forward contracts to buy and sell foreign currencies under SFAS No. 52, “Foreign Currency Translation” and futures contracts to reduce the impact of metal price fluctuations under SFAS No. 80, “Accounting for Futures Contracts.” We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2002 we had a forward contract to buy a foreign currency with a face value of $4 and no forward contract to sell foreign currencies. At December 31, 2001 we had no foreign contracts to buy or sell foreign currencies. The fair market value of the forward contract to buy at December 31, 2002 approximated the carrying value. The counterparty to the forward contract is a major financial institution. The risk of loss to us in the event of nonperformance by the counterparty would not be significant to our financial position or results of operations. Foreign currency exchange gains (losses), net of taxes, were less than $(1) in 2002 and 2001 and less than $1 in 2000. At December 31, 2002, we had open positions in futures contracts totaling $33 (2001-$47). If the futures contracts had been settled on December 31, 2002, we would have recognized a loss of $2. Gains (losses) on futures contracts, net of taxes, were $1 in 2002, $(6) in 2001 and less than $1 in 2000.

We use cash flow hedges of commodities such as copper, zinc, nickel and lead to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding debt obligations. These interest rate swaps are treated as fair value hedges.

At December 31, 2002 and 2001, Accumulated Other Comprehensive Income (Loss) included a pretax decline in fair value of $2 and $3 respectively. In addition, the unfavorable ineffective portion of changes in fair value resulted in a $1 charge to earnings for the years ended December 31, 2002 and 2001. Offsetting the above, there were assets totaling $18 (2001-$1) and liabilities of $21 (2001-$5).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The cumulative effect of items not qualifying for hedge accounting for the years 2002 and 2001 was not material to earnings.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities. At December 31, 2002, the estimated fair value of debt was $348 (2001-$432). The fair values of currency forward contracts were estimated based on quoted market prices for contracts with similar terms.

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as a gain or loss. Gains and losses are amortized over the group’s service lifetime, to the extent they fall outside of a corridor designed to dampen annual volatility. See the next paragraph for information on the expected long-term rate of return on plan assets. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the income statement effects of pensions or non-pension postretirement benefit plans are earned in, and should follow, the same pattern.

One of the key components of the net periodic pension calculation is the expected long-term rate of return on plan assets, used to determine the “market-related value of assets”. (The “market-related value of assets” recognizes differences between the plan’s actual return and expected return over a five year period.) The required use of an expected long-term rate of return on the market-related value of plan assets may result in a recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. As differences between actual and expected returns are recognized over five years, they generate gains and losses that are subject to amortization over the service life of the group, as described in the preceding paragraph.

We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop the expected return on plan assets.

The discount rate assumptions used for pension and non-pension postretirement benefit plan accounting reflects the rates available on high-quality fixed-income debt instruments on December 31 of each year. The rate of compensation increase is another significant assumption used in the actuarial model for pension accounting and is determined by us based upon our long-term plans for such increases. For retiree medical plan accounting, we review external data and our own historical trends for health care costs to determine the health care cost trend rates.

Stock-Based Compensation

We account for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.” As allowed under SFAS No. 123, we have chosen to continue to account for stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this option, compensation cost is recorded when the fair market value of our stock at the date of grant for fixed options exceeds the exercise price of the stock option. Our policy is to grant stock options at the fair market value of our common stock on the date of the grant. Compensation cost for restricted stock awards is accrued over the life of the award based on the quoted market price of our stock at the date of the award.

EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options (refer to footnote called “Stock Options”). The effect of stock options of 0.2 million in 2002 and 0.1 million in 2001 have not been included in the 2002 and the 2001 diluted loss per share as their effect would have been anti-dilutive.

Computation of Earnings (Loss) per Share	2002	2001	2000

Basic earnings (loss) per share
Net income (loss)	$(31)	$(9)	$81

Basic shares	49.4	43.6	44.9

Basic earnings (loss) per share	$(0.63)	$(0.22)	$1.80

Diluted earnings (loss) per share:
Net income (loss)	$(31)	$(9)	$81

Diluted shares:
Basic shares	49.4	43.6	44.9
Stock options	—	—	.1

	49.4	43.6	45.0

Diluted earnings (loss) per share	$(0.63)	$(0.22)	$1.80

SHORT-TERM INVESTMENTS

Short-term investments, which approximate fair value, were $25 and $37 at December 31, 2002 and 2001, respectively, and represented the equity value of the company-owned life insurance program and in 2001 included equity shares resulting from the Prudential demutualization.

TRADE RECEIVABLES

Allowance for doubtful items were $8 and $7 at December 31, 2002 and 2001 respectively. Provisions charged to operations were $2 in 2002, 2001 and 2000. Bad debt write-offs, net of recoveries, were $1 in 2002 and 2000 and $2 in 2001.

INVENTORIES

	2002	2001
Raw materials and supplies	$120	$119
Work in process	115	98
Finished goods	74	64

	309	281
LIFO reserves	(54)	(58)

Inventory, net	$255	$223

Inventories valued using the LIFO method comprised 82% and 79% of the total inventories at December 31, 2002 and 2001, respectively. During 2001, LIFO inventory quantities were reduced resulting in an increase in pretax income of $4.

PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	2002	2001
Land and improvements to land	10-20 Years	$61	$60
Buildings and building equipment	10-25 Years	231	196
Machinery and equipment	3-12 Years	1,522	1,411
Leasehold improvements		3	3
Construction in progress		43	48

Property, plant and equipment		1,860	1,718
Less accumulated depreciation		1,308	1,241

Property, plant and equipment, net		$552	$477

Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $105, $106 and $118 in 2002, 2001 and 2000, respectively.

INVESTMENTS—AFFILIATED COMPANIES

We have a 50% ownership interest in Sunbelt Chlor Alkali Partnership and Yamaha-Olin Metal Corporation, both of which are accounted for using the equity method of accounting. Combined financial positions and results of operations of these two equity-basis affiliates in their entirety were as follows:

	100% Basis
	2002	2001	2000
Condensed Balance Sheet Data:
Current assets	$36	$27
Noncurrent assets	137	149
Current liabilities	26	21
Noncurrent liabilities	171	183
Condensed Income Statement Data:
Net sales	117	98	$148
Gross profit	19	17	38
Net income (loss)	(9)	(10)	11

Pursuant to a note purchase agreement dated December 22, 1997, the Sunbelt joint venture sold $97.5 of Guaranteed Senior Secured Notes Due 2017, Series O, and $97.5 of Guaranteed Senior Secured Notes Due 2017, Series G. We refer to these notes as the Sunbelt Notes. The Sunbelt Notes bear interest at a rate of 7.23% per annum, payable semiannually in arrears on each June 22 and December 22.

We have guaranteed the Series O Notes, and PolyOne Corporation (PolyOne), our partner in this venture, has guaranteed the Series G Notes, in both cases pursuant to customary guarantee agreements. Our guarantee and PolyOne’s guarantee are several, rather than joint. Therefore, we are not required to make any payments to satisfy the indebtedness of PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if the Sunbelt joint venture does not make timely payments on the Sunbelt Notes, whether as a result of failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment.

Beginning on December 22, 2002 and each year thereafter until maturity of the Sunbelt Notes in 2017, our Sunbelt joint venture is required to repay approximately $12 of the Notes, of which approximately $6 is attributable to the Series O Notes. After the payment of $6.1 on the Series O Notes in December 2002, our guarantee of these notes was $91.4 at December 31, 2002. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

SHORT-TERM BORROWINGS

On January 3, 2002, we entered into a new three-year senior revolving credit facility of $140, including a sublimit for letters of credit. The new facility replaced our existing credit facilities and will expire on January 3, 2005. At December 31, 2002, we had $119 available under this senior revolving credit facility. We issued $21 of letters of credit under a subfacility for the purpose of supporting certain long-term debt and self-insurance obligations. We may select various floating rate borrowing options. The senior credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). In the event that the leverage ratio equals or exceeds 3.75, we are required under this senior credit facility to grant a security interest in all of our U.S. inventory and accounts receivables. No assets of our subsidiaries will secure our obligation under our senior credit facility.

LONG-TERM DEBT

	2002	2001
Notes payable:
7.75%, due 2005	$11	$11
7.11%, due 2005	50	50
7.30%, due 2005	2	2
8%, due 2002	—	100
9.125%, due 2011	200	200

Industrial development and environmental improvement obligations:
Payable at variable interest rates of 0.85% to 5.6%, due 2004-2017	1	36
Payable at fixed interest rates of 4.50% to 6.88%, due 2003-2017	66	32

Total senior debt	330	431
Amounts due within one year	2	102

Total long-term debt	$328	$329

In December 2001, we sold $200 of 9.125% Senior Notes with a maturity date of December 15, 2011. We used a portion of the net proceeds of this offering to repay our short-term indebtedness in 2001 and to repay $100 of the 8% notes due in June 2002. The remaining proceeds are available for general corporate purposes.

As of December 31, 2002, we had long-term borrowings of $330 ($431 at December 31, 2001) of which $1 ($36 at December 31, 2001) was issued at variable rates. In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $35. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity.

As a result of our recent fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into approximately $140 of such swaps, as disclosed below, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflected the swap activity related to certain debt obligations as of December 31, 2002:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2002 Floating Rate
9.125%, due 2011	$50	December 2001	4.88%
9.125%, due 2011	$30	February 2002	4.0% – 5.0%(a)
9.125%, due 2011	$25	March 2002	4.0% – 5.0%(a)

Industrial development and environmental improvement obligations, at fixed rates of 4.50%-6.88% due 2004-2017	$8	March 2002	1.0% – 1.5%(a)
	$21	March 2002	2.01%
	$6	March 2002	2.15%

(a) Actual rate is set in arrears. We project it will fall within the range shown.

These interest rate swaps reduced interest expense, resulting in a decrease in pretax loss of $5 and $1 in 2002 and 2001, respectively. The difference between interest paid and interest received is included as an adjustment to interest expense. A settlement of the fair market value of the interest rate swaps as of December 31, 2002 would result in a gain of $18. The counterparty to these interest rate swap contracts is a major financial institution. Our loss in the event of nonperformance by the counterparty would not be significant to our financial position or results of operations.

In January 2003, we renegotiated our $11 7.75% note due 2005. The maturity date was extended to 2013 and the interest rate was reduced from 7.75% to 6.5%, effective January 1, 2003.

Annual maturities of long-term debt are $2 in 2003, $27 in 2004, $52 in 2005, $1 in 2006, $2 in 2007 and $246 thereafter.

Interest expense incurred on short-term borrowings and long-term debt totaled $26 in 2002, $18 in 2001 and $17 in 2000; of which $1 was capitalized in 2001 and 2000.

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

	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligation	2002	2001	2002	2001
Benefit obligation at beginning of year	$1,260	$1,135	$75	$70
Service cost	14	14	1	1
Interest cost	91	88	6	5
Amendments	—	24	—	2
Actuarial loss	112	66	15	4
Business combination	15	—	—	—
Benefits paid	(99)	(92)	(15)	(13)
Curtailment	—	25	—	6

Benefit obligation at end of year	$1,393	$1,260	$82	$75

	Pension Benefits
Change in Plan Assets	2002	2001
Fair value of plans’ assets at beginning of year	$1,164	$1,297
Actual return on plans’ assets	(115)	(47)
Employer contribution	6	6
Business combination	11	—
Benefits paid	(99)	(92)

Fair value of plans’ assets at end of year	$967	$1,164

At December 31, 2002 and 2001, the benefit obligation of the qualified pension plans was $1,342 and $1,209, respectively; and the fair value of the assets of the qualified pension plans was $967 and $1,164, respectively. At December 31, 2002 and 2001, the benefit obligation of the non-qualified pension plans was $51.

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001
Funded status	$(426)	$(96)	$(82)	$(75)
Unrecognized actuarial (gain) loss	422	82	36	23
Unrecognized prior service cost	33	37	—	(1)

Net amount recognized	$29	$23	$(46)	$(53)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$70	$61	$—	$—
Intangible asset in prepaid pension costs	36	—	—	—
Accrued benefit liability in other liabilities	(445)	(45)	(46)	(53)
Accumulated other comprehensive income	368	7	—	—

Net amount recognized	$29	$23	$(46)	$(53)

Principal Assumptions for Pension and Postretirement Benefits as of December 31	2002	2001
Weighted average discount rate	6.75%	7.5%
Weighted average rate of compensation increase	4.5%	4.5%
Long-term rate of return on assets	9.0%	9.5%

	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Income)	2002	2001	2000	2002	2001	2000
Service cost	$14	$14	$21	$1	$1	$2
Interest cost	91	88	83	6	5	5
Expected return on plans’ assets	(115)	(120)	(114)	—	—	—
Amortization of prior service cost	6	6	4	—	—	(1)
Recognized actuarial loss (gain)	1	(2)	(12)	1	1	1
Curtailment	—	17	—	—	6	—

Net periodic benefit cost (income)	$(3)	$3	$(18)	$8	$13	$7

Our common stock represented approximately 1% of the plans’ assets at December 31, 2002 and 2001.

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

The accumulated postretirement benefit obligation was determined using the projected unit credit method and an assumed discount rate of 6.75% in 2002 and 7.5% in 2001. The assumed health care cost trend rate used for pre-65 retirees was 9.50% in 2002, 5.75% in 2001 and 6.5% in 2000. An average increase of 8.75% in the cost of covered retiree medical benefits is assumed for 2003. This average increase is then projected to decline gradually at the rate of three-fourths of one percent per annum to 4.5% in 2009. For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plan. A one-percentage-point increase (decrease) in assumed health care cost trend rates would have a less than $1 increase (decrease) in total service and interest cost components and a $2 increase (decrease) in the postretirement benefit obligation.

INCOME TAXES

Components of Pretax Income (Loss)	2002	2001	2000
Domestic	$(30)	$(20)	$126
Foreign	3	7	5

Pretax income (loss)	$(27)	$(13)	$131

Components of Income Tax Expense (Benefit)
Currently payable:
Federal	$(18)	$5	$26
State	—	(2)	5
Foreign	2	2	2

	(16)	5	33
Deferred	20	(9)	17

Income tax expense (benefit)	$4	$(4)	$50

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income (loss) before taxes.

Effective Tax Rate Reconciliation (Percent)	2002	2001	2000
Statutory federal tax rate	35.0	35.0	35.0
Foreign rate differential	(2.0)	1.3	0.3
Export tax incentive	1.5	5.3	(0.4)
Company-owned life insurance programs	(37.6)	(2.0)	0.2
Dividends paid to ESOP	7.4	—	—
Provision for prior year taxes	(26.1)	—	—
State income taxes, net	5.8	4.7	6.0
Change in valuation allowance	(2.3)	(9.5)	(2.2)
Equity income of foreign affiliates	1.2	3.3	(0.5)
Other, net	1.5	(7.3)	(0.2)

Effective tax rate	(15.6)	30.8	38.2

Components of Deferred Tax Assets and Liabilities	2002	2001
Deferred tax assets:
Pension and postretirement benefits	$148	$12
Environmental reserves	38	39
Accrued liabilities	34	26
Minimum tax credits	19	23
Federal and state net operating losses	39	29
Other miscellaneous items	2	14

Total deferred tax assets	280	143
Valuation allowance	(4)	(5)

Net deferred tax assets	276	138

Deferred tax liabilities:
Property, plant and equipment	73	66
Capital loss	87	80
Other miscellaneous items	51	29

Total deferred tax liabilities	211	175

Net deferred tax (asset) liability	$(65)	$37

Included in Other Current Assets at December 31, 2002 and 2001 are $44 and $35, respectively, of net current deferred assets. The remainder of the net deferred tax asset/liability balance is recorded in Other Assets in 2002 and in Deferred Income Taxes in 2001. The deferred tax provision for 2002 and 2001 does not reflect the tax effect of $18 resulting from the 2002 acquisition of Chase and in 2001, $1 resulting from hedging activity under SFAS No. 133 and $4 resulting from the acquisition of Monarch. For the years 2002 and 2000, the deferred tax provision does not reflect $140 and $2, respectively, resulting from additional minimum pension liability adjustment required by SFAS No. 87, “Employers Accounting for Pensions.”

Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized.

We have state net operating loss carryforwards of approximately $196, which are available to offset future state taxable income, if any, through 2015. We also have minimum tax credit carryforwards of approximately $19, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

At December 31, 2002, our share of the cumulative undistributed earnings of foreign subsidiaries was approximately $7. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since we intend to continue to reinvest indefinitely these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

We are currently subject to ongoing audits by the IRS in connection with our Federal tax returns for the years from 1992 to 2000; however, we have closed all tax years through 1991. Depending on the outcome of these audits, we may be required to pay additional taxes, and any additional taxes and related interest could be substantial. We have reserved amounts which we believe will be sufficient for any adverse outcome, but the actual amount of any additional taxes and the timing of such payments is uncertain.

In connection with a current audit, we are in the process of finalizing negotiations with the IRS relative to our COLI under which we purchased life insurance policies on many non-bargaining employees. This settlement with the IRS contemplates a tax payment of approximately $40 which had been recorded as a liability in prior years. We could pay approximately $20 of this payment in 2003, with the remainder to be paid in future years. Concurrent with this settlement, we intend to surrender the life insurance policies purchased by us under this program. The surrender of these policies resulted in a tax charge of approximately $10 in 2002. This tax charge was recorded in the fourth quarter of 2002 and is expected to be paid in 2003.

In 1999, we entered into tax sharing agreements with Arch Chemicals effectively providing that we will be responsible for the tax liability of Arch Chemicals for the years that Arch Chemicals was included in our consolidated income tax returns.

ACCRUED LIABILITIES

Included in accrued liabilities are the following items:

	2002	2001
Accrued compensation and employee benefits	$23	$22
Environmental	28	27
Derivatives	21	5
Accrued insurance	15	11
Workers compensation	14	12
Accrued cost for restructuring	—	12
Other	44	47

	$145	$136

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan is a defined contribution plan available to essentially all domestic employees. We match eligible employee contributions in the form of Olin common stock. Our matching contributions amounted to $5 in 2002 and 2000 and $6 in 2001. Effective January 1, 2003, we suspended the match on all salaried employees’ contributions.

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

STOCK OPTIONS

Under the stock option plans, options may be granted to purchase shares of our common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Options granted under the 1996 Stock Option Plan and the 2000 and the 1991 Long Term Incentive Plans vest over three years. In 2002, long term incentive awards were given with stock options representing one-half of the aggregate value of the long term incentive award opportunity, and performance share awards making up the other half. The option price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term. The other half of the individual long term incentive award takes the form of performance shares. At the end of a three-year performance cycle, participants receive a performance share award denominated in shares of our stock, paid half in shares of our stock and half in cash, based on Olin’s average annual return on capital in relation to the average annual return on capital among the S&P MidCap 400 companies. In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which represented fair value. Options for 924,000 shares were outstanding at December 31, 2002. These options have a term of 120 months and vest in 119 months, and can vest early, but only if the stock price increases to $28 per share or more for 10 days in any 30 calendar day period.

In accordance with the merger agreement, each stock option of Chase under the Chase 1994 Long Term Incentive Plan, the Chase 1997 Executive Deferred Compensation Stock Option Plan and the Chase 1997 Non-Employee Director Stock Option Plan was converted into a stock option to acquire a number of shares of our common stock equal to the number of shares of Chase common stock subject to the Chase stock option multiplied by 0.6400. The exercise price of each Chase stock option that was converted into an Olin stock option was equal to the exercise price of the applicable Chase stock option divided by 0.6400. The terms and conditions of the Olin options will otherwise be the same as were applicable under the stock option of Chase, as the case may be, but taking into account any changes, including acceleration, provided for in the applicable stock plan of Chase. In September 2002, approximately 918,000 stock options were issued to Chase employees and directors who owned options under the Chase stock option plans.

As a result of the spin-off of Arch Chemicals the outstanding Olin options as of February 8, 1999 were converted into both an option to purchase Olin common stock and an option to purchase Arch Chemicals common stock with an adjustment of the exercise price designed to preserve the “intrinsic value” at the time of the spin-off. Olin will be responsible for delivering shares of Olin common stock upon exercise, and Arch Chemicals will be responsible for delivering shares of Arch Chemicals stock upon exercise. The options maintain the original vesting schedule. Stock option transactions are as follows:

	Shares	Option Price Per Share	Weighted Average Option Price Per Share
Outstanding at January 1, 2000	3,679,250	$12.72 – $ 27.17	$21.46
Granted	1,943,800	18.97	18.97
Exercised	(67,111)	13.69 – 17.16	16.09
Canceled	(142,995)	15.85 – 27.17	20.22

Outstanding at December 31, 2000	5,412,944	12.72 – 27.17	20.67
Granted	451,300	15.66 – 20.67	18.59
Exercised	(161,093)	13.34 – 17.16	14.53
Canceled	(66,879)	15.85 – 27.17	20.62

Outstanding at December 31, 2001	5,636,272	12.72 – 27.17	20.68
Granted	706,700	16.10 – 18.39	16.17
Chase Acquisition	917,691	6.25 – 33.86	15.99
Exercised	(174,069)	10.42 – 18.97	15.76
Canceled	(196,777)	11.72 – 28.06	19.99

Outstanding at December 31, 2002	6,889,817	$ 6.25 – $ 33.86	$19.73

Of the outstanding options at December 31, 2002, options covering 4,857,457 shares are currently exercisable at a weighted average exercise price of $20.47 and options covering 644,714 shares are held by Arch Chemicals employees. At December 31, 2002 and 2001, the average exercise period for all outstanding options was 66 months and 75 months, respectively.

At December 31, 2002, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase
1996 Stock Option Plan	3,419,047	136,364
2000 Long Term Incentive Plan	2,240,000	1,206,269

	5,659,047	1,342,633	(1)

1988 Stock Option Plan (plan expired)	534,532	—
1991 Long Term Incentive Plan (plan expired)	801,810	—
Chase Benefit Plans (assumed in acquisition)	916,664	—
Options Available for only Arch Chemicals Employees	644,714	—

	2,897,720	—

Total Stock Option Plans	8,556,767	1,342,633

Stock Purchase Plans
1997 Stock Plan for Non-employee Directors	215,037	96,163
Employee Deferral Plan	67,667	47,636
Monarch Brass & Copper Corp. Deferral Plan	500,000	500,000

Total Stock Purchase Plans	782,704	643,799

(1) consists of stock options of 1,168,200 shares and stock awards of 174,433 shares.

Under the stock purchase plans, our employees or non-employee directors may defer certain elements of their compensation, and former employees of Monarch may periodically transfer amounts of their compensation deferred at the time we acquired Monarch, into shares of our common stock based on fair market value of the shares at the time of deferral. Non-employee directors annually receive stock grants as a portion of their director compensation. Of the shares reserved under the stock purchase plans at December 31, 2002, approximately 139,000 shares were committed.

In 1996, we adopted SFAS No. 123, “Accounting for Stock-Based Compensation” and as permitted by SFAS No. 123, we continue to account for the costs of stock compensation in accordance with Accounting Principles Board Opinion (APBO) No. 25. Pro forma net income (loss) and earnings (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. The fair value of each option granted during 2002, 2001 and 2000 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 4.97% in 2002, 5.69% in 2001 and 4.21% in 2000, risk-free interest rate of 4.27% in 2002, 4.92% in 2001 and 5.18% in 2000, expected volatility of 31% in 2002 and 29% in 2001 and 2000 and an expected life of 7 years. The fair value of options granted during 2002, 2001, and 2000 was $5.16, $5.34 and $5.59, respectively. The following table shows the difference between reported and pro forma net income (loss) and earnings (loss) per share as if we had recorded compensation expense for the stock options granted during the year.

($ in millions, except per share data)	2002	2001	2000
Net Income (Loss)
As reported	$(31)	$(9)	$81
Pro forma	(34)	(12)	77

Per Share Data:
Basic
As reported	(0.63)	(0.22)	1.80
Pro forma	(0.68)	(0.27)	1.71

Diluted
As reported	(0.63)	(0.22)	1.80
Pro forma	(0.68)	(0.27)	1.71

SHAREHOLDERS’ EQUITY

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from this sale were approximately $56 and provide liquidity and financial flexibility, and strengthen our financial position. The net proceeds are available for general corporate purposes.

During 2002, we issued 1,039,259 shares of common stock with a total value of $18 to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our contribution and dividends that were to be invested in our common stock.

During 2002, 2001 and 2000, we used $3, $14 and $20 to repurchase 0.1 million, 0.7 million and 1.2 million shares of our common stock, respectively. In 1996, we sold our toluene diisocyanate and aliphatic diisocyanate businesses to ARCO Chemical Company for a sale price of $565. Our board of directors decided to use a portion of the proceeds for the repurchase of shares of our common stock in order to enhance shareholder value. On October 9, 1996 and April 30, 1998, our board of directors approved two share repurchase programs to repurchase a total of 10 million shares of our outstanding common stock, of which approximately 154,000 shares remained to be repurchased as of December 31, 2002.

In December 2002, we registered $400 of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. At December 31, 2002, the entire $400 was available for issuance.

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

SEGMENT INFORMATION

We define segment operating income as earnings before interest expense, interest income, other income, restructuring charge and unusual items and income taxes, and include the operating results of non-consolidated affiliates. Segment operating results in 2001 exclude the restructuring charge and unusual items ($42 pretax).

	2002	2001	2000
Sales:
Chlor Alkali Products	$321	$384	$392
Metals	697	618	880
Winchester	283	269	277

Total Sales	$1,301	$1,271	$1,549

Operating Income (Loss) before Restructuring Charges and Unusual Items:
Chlor Alkali Products	$(35)	$8	$27
Metals	14	7	95
Winchester	14	7	20

Total Operating Income (Loss) before Restructuring Charges and Unusual Items	(7)	22	142
Interest Expense	26	17	16
Interest Income	3	1	2
Other Income	3	22	3
Restructuring Charge	—	(39)	—
Unusual Items (Recorded in Cost of Goods Sold)	—	(2)	—

Income (Loss) before Taxes	$(27)	$(13)	$131

Equity Income (Loss) in Affiliated Companies, Included in Operating Income
Chlor Alkali Products	$(8)	$(9)	$—
Metals	1	1	2

Total Equity Income (Loss) in Affiliated Companies	$(7)	$(8)	$2

Depreciation Expense:
Chlor Alkali Products	$38	$39	$37
Metals	38	33	29
Winchester	11	13	13

Depreciation Expense	$87	$85	$79

Amortization Expense:
Metals	$1	$2	$2

Capital Spending:
Chlor Alkali Products	$20	$22	$31
Metals	17	36	51
Winchester	4	6	12
Other	—	1	1

Total Capital Spending	$41	$65	$95

Assets:
Chlor Alkali Products	$195	$217	$250
Metals	734	503	500
Winchester	135	142	156
Other	360	357	217

Total Consolidated Assets	$1,424	$1,219	$1,123

Investments & Advances to (from) Affiliated Companies at Equity:
Chlor Alkali Products	$(19)	$(22)	$(13)
Metals	8	7	7

Total Investments & Advances—Affiliated Companies	$(11)	$(15)	$(6)

Segment operating income includes an allocation of corporate charges based on various allocation methodologies. Segment assets include only those assets which are directly identifiable to a segment and do not include such items as cash, deferred taxes and other assets. Sales by segment substantially represent sales for our three product lines.

Geographic Data:	2002	2001	2000
Sales
United States	$1,246	$1,214	$1,488
Foreign	55	57	61
Transfers between areas
United States	9	14	14
Foreign	1	—	—
Eliminations	(10)	(14)	(14)

Total Sales	$1,301	$1,271	$1,549

Assets
United States	$1,370	$1,171	$1,069
Foreign	50	45	47
Investments	8	7	7
Eliminations	(4)	(4)	—

Total Assets	$1,424	$1,219	$1,123

Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $57, $61, and $93 in 2002, 2001, and 2000, respectively.

ACQUISITIONS

In June 2001, we acquired the stock of Monarch for approximately $48. Monarch was a privately held, specialty copper alloy manufacturer headquartered in Waterbury, CT with annual revenues of approximately $95 in 2000. We financed the purchase through our credit lines. The purchase price exceeded the fair value of the identifiable net assets acquired by $19. The acquisition has been accounted for using the purchase method of accounting and for segment purposes was included in Metals. The operating results of Monarch, which have been included in the accompanying financial statements since the date of acquisition, were not material.

On September 27, 2002, we completed our acquisition of Chase with the issuance of approximately 9.8 million shares of our common stock for 100% of the outstanding stock of Chase. The aggregate purchase price was approximately $178, representing an average price of $18.11 per share. The acquisition has been accounted for using the purchase method of accounting and for segment reporting purposes, was included in Metals. The operating results of Chase, which have been included in the accompanying financial statements since the date of the acquisition, were approximately $2.

The following table includes the estimated fair value of the assets acquired and the liabilities assumed at the dates of acquisitions. We have obtained third party valuations of Chase’s fixed assets and certain intangible assets (trademark.) Based on these valuations, $40 was assigned to goodwill and $10 was assigned to trademark, both of which are not subject to amortization.

Supplemental cash flow information on the businesses acquired is as follows:

	2002	2001
Cash	$13	$—
Working capital	9	20
Property, plant and equipment	135	16
Goodwill	40	19
Intangible asset (trademark)	10	—
Debt	—	(11)
Other, net	(29)	4

Net assets acquired	$178	$48

The following unaudited pro forma condensed results of operations for the years ended December 31, 2002, 2001 and 2000, reflect the Chase acquisition as if it had occurred on January 1, 2000, the beginning of the fiscal period presented.

	2002	2001	2000
Sales	$1,481	$1,503	$1,839
Net income (loss)	(25)	(2)	99
Net income (loss) per common share:
Basic	$ (0.44)	$ (0.04)	$ 1.81
Diluted	$ (0.44)	$ (0.04)	$ 1.81

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

In the fourth quarter we recorded a restructuring pretax charge of $13 pretax, primarily for costs associated with idling our Indianapolis brass mill, consolidating distribution operations of Monarch with the A.J. Oster metals service center business, and reducing staffing levels in Chlor Alkali Products. A significant portion of the charge relating to the idling of the Indianapolis facility represented primarily pension and postretirement curtailment losses and severance for 200 employees. Another portion of the charge related to 38 Chlor Alkali employees who accepted our offer of a voluntary special separation program whereby employees accept a voluntary lay off and receive full separation benefits and also receive their accrued pension benefits at the same time. The balance of the restructuring charge related to costs associated with the consolidation of certain Monarch facilities in order to optimize distribution operations.

The following table summarizes the major components of the 2001 charges and the remaining balances as of December 31, 2002:

	Original Charge	Amounts Utilized	Accrued Restructuring Costs
Employee early retirement programs and severance	$30	$(30)	$—
Optimization of Metals facilities	9	(9)	—
Write-off Assets	3	(3)	—

	$42	$(42)	$—

ENVIRONMENTAL

We are party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Charges to income for investigatory and remedial efforts were $15 in 2002 and 2000 and $14 in 2001. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $98 at December 31, 2002, and $100 at December 31, 2001, of which $70 and $73 are classified as other noncurrent liabilities, respectively. The 2002 environmental liabilities included $8 from the Chase acquisition.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us, which could have a material adverse effect on our operating results and financial condition. At December 31, 2002, we estimate we may have additional contingent environmental liabilities of $40 in addition to the amounts for which we have already taken a reserve.

COMMITMENTS AND CONTINGENCIES

We lease certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses (except for railroad cars) based on increased costs of the lessor, for primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $32 in 2002 and 2001 and $33 in 2000, (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002 are as follows: $22 in 2003; $21 in 2004; $19 in 2005; $17 in 2006; $15 in 2007; and a total of $70 thereafter.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $.2 regardless of the sulfur dioxide purchased. Commitments related to this agreement are approximately $2 per year for each year of 2003 through 2006 and a total of $10 thereafter.

There are a variety of non-environmental legal proceedings pending or threatened against us. Probable losses related to those matters have been accrued in the accompanying financial statements. Any contingent amounts in excess of amounts accrued are not expected to have a material adverse effect on our results of operations, financial position or liquidity.

SUBSEQUENT EVENT

In the first quarter 2003, we made a decision to close our manufacturing plant in Indianapolis, Indiana. The plant manufactures copper and copper alloy sheet and strip products and employs approximately 200 people. Production at the Indianapolis strip mill will be consolidated within our East Alton, Illinois facility. While the Indianapolis strip mill has been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with capacity additions at East Alton have lessened the need to maintain the Indianapolis production base.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

2002	First Quarter	Second Quarter	Third Quarter(2)	Fourth Quarter(1)(3)	Year(1)(2)(3)
Sales	$295	$314	$341	$351	$1,301
Cost of goods sold	270	285	308	319	1,182
Net loss	(11)	(7)	(1)	(12)	(31)
Net loss per common share:
Basic	(0.26)	(0.15)	(0.02)	(0.21)	(0.63)
Diluted	(0.26)	(0.15)	(0.02)	(0.21)	(0.63)
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(4)
High	18.80	22.25	22.60	17.06	22.60
Low	13.85	16.98	15.59	13.90	13.85

2001
Sales	$334	$325	$334	$278	$1,271
Cost of goods sold	295	282	303	242	1,122
Net income (loss)	2	7	(19)	1	(9)
Net income (loss) per common share:
Basic	0.06	0.15	(0.45)	0.02	(0.22)
Diluted	0.06	0.15	(0.45)	0.02	(0.22)
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(4)
High	22.75	22.53	18.00	17.25	22.75
Low	17.76	14.90	13.30	12.05	12.05

(1)	Operating results for the 2002 fourth quarter and year include a tax provision of $10 in connection with the surrender of life insurance policies purchased by us under the Company Owned Life Insurance program.

(2)	Operating results in 2001 include a Restructuring Charge and Unusual Items of $29 pretax, primarily for costs associated with a salaried workforce reduction through an early retirement incentive program.

(3)	Operating results in 2001 include an additional Restructuring Charge of $13 pretax, primarily for costs associated with the consolidation of certain Metals facilities in order to optimize distribution operations and a voluntary retirement program.

(4)	New York Stock Exchange composite transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate the biographical information relating to our Directors under the heading “Item 1—Election of Directors” in our Proxy Statement relating to our 2003 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. See also the list of executive officers following Item 4 of this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

Item 11.	EXECUTIVE COMPENSATION

The information under the heading “Executive Compensation” in the Proxy Statement (but excluding the Report of the Compensation Committee on Executive Compensation and the Performance Graph) is incorporated by reference in this Report. The information under the heading “Additional Information Regarding the Board of Directors—How are the Directors compensated?” in the Proxy Statement is incorporated by reference in this Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate the information concerning holdings of our common stock by certain beneficial owners contained under the heading “Certain Beneficial Owners” in our Proxy Statement and the information concerning beneficial ownership of our common stock by our directors and officers under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Item 14.	CONTROLS AND PROCEDURES

(a) Evaluation	of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing of this report, (the “Evaluation Date”). Based on this review, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to Olin Corporation and its consolidated subsidiaries would be disclosed on a timely basis in this report.

(b) Changes	in internal controls.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Since the Evaluation Date, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART IV

Item 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Consolidated Financial Statements

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

3.	Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(u) below.

3	(a)	Olin’s Restated Articles of Incorporation as amended effective May 8, 1997—Exhibit 3 to Olin’s Form 10-Q for the Quarter ended March 31, 1997.*
	(b)	By-laws of Olin as amended effective February 18, 2003.
4	(a)

Articles of Amendment designating Series A Participating Cumulative Preferred Stock, par value $1 per share—Exhibit 2 to Olin’s Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*

(b)

Rights Agreement dated as of February 27, 1996 between Olin and Chemical Mellon Shareholder Services, LLP, Rights Agent—Exhibit 1 to Olin’s Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*

(c)

Form of Senior Debt Indenture between Olin and Chemical Bank—Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental Indenture dated as of March 18, 1994 between Olin and Chemical Bank—Exhibit 4(c) to Registration Statement No. 33-52771 and Second Supplemental Indenture dated as of December 11, 2001 between Olin and JPMorgan Chase Bank, formerly known as Chemical Bank—Exhibit 4 to Form 8-K dated December 20, 2001.*

	(d)	Credit Agreement dated as of January 3, 2002 among Olin and the banks named therein—Exhibit 4 to Olin’s Form 8-K dated January 10, 2002.*
	(e)	9.125% Senior Note Due p2011—Exhibit 4(f) to Olin’s Form 10-K for 2001.*

We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

10	(a)	1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended through January 30, 2003.
	(b)	Employee Deferral Plan as amended and restated effective as of January 30, 2003.
	(c)	Olin Senior Executive Pension Plan amended as of July 27, 2000—Exhibit 10(d) to Olin’s Form 10-Q for the quarter ended September 30, 2000.*
	(d)	Olin Supplemental Contributing Employee Ownership Plan as amended through March 1, 2001—Exhibit 10(d) to Olin’s Form 10-Q for the quarter ended March 31, 2001.*
	(e)	Olin Corporation Key Executive Life Insurance Program.
	(f)	Form of executive agreement between Olin and certain executive officers dated November 1, 2002.
	(g)	Olin 1991 Long Term Incentive Plan, as amended through January 30, 2003.
	(h)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended effective January 30, 2003.
	(i)	Olin Senior Management Incentive Compensation Plan, as amended through December 9, 1999—Exhibit A to Olin’s 2000 Proxy Statement dated March 14, 2000.*
	(j)	Description of Restricted Stock Unit Awards granted under the Olin 1991 Long Term Incentive Plan—Exhibit 10(bb) to Olin’s Form 10-K for 1995.*
	(k)	Description of Restricted Stock Unit Awards granted under the 2000 Long Term Incentive Plan—Exhibit 10(m) to Olin’s Form 10-K for 2001.*
	(l)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003.

(m)	Olin Supplementary and Deferral Benefit Pension Plan restated as of February 8, 1999—Exhibit 10(s) to Olin’s Form l0-Q for the quarter ended March 31, 1999.*
(n)	Olin Corporation 2000 Long Term Incentive Plan as amended through January 30, 2003.
(o)	Olin Corporation 2003 Long Term Incentive Plan.
(p)	2001 Performance Share Program — Exhibit 10(w) to Olin’s Form 10-Q for quarter ended March 31, 2001.*
(q)	Chase Industries Inc. 1994 Long-Term Incentive Plan, as amended as of May 14, 1997 and First Amendment effective as of November 19, 1999—Exhibit 10.5 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.7 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
(r)	Chase Industries Inc. 1997 Non-Employee Director Stock Option Plan, as amended May 26, 1998 and First Amendment effective as of November 19, 1999—Exhibit 10.6 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.9 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
(s)	Chase Industries Inc. 1997 Executive Deferred Compensation Stock Option Plan and First Amendment effective as of November 19, 1999—Exhibit 10.7 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.11 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
(t)	D. W. Griffin Letter Agreement dated January 31, 2003.
(u)	J. L. McIntosh Letter dated April 12, 2002 and Related Commitment Letter dated April 11, 2002 (portion omitted pursuant to request for confidential treatment).
(v)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
(w)	Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated August 23, 1996—Exhibit 99.1 to Olin’s Form 8-K dated December 3, 2001.*
(x)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.2 to Olin’s Form 8-K dated December 3, 2001.*
(y)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.3 to Olin’s Form 8-K dated December 3, 2001.*
(z)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated April 30, 1998—Exhibit 99.4 to Olin’s Form 8-K dated December 3, 2001.*
(aa)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated January 1, 2003.
(bb)	Note Purchase Agreement dated December 22, 1997 between the Sunbelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
(cc)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
(dd)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
(ee)	Voting Agreement between Olin and Court Square Capital Limited dated as of May 7, 2002 and Amendment dated November 5, 2002—Exhibit 2.2 to Olin’s Form 8-K dated May 9, 2002 and Exhibit 99(b) to Olin’s Amendment No. 1 to Form S-3 Registration Statement No. 333-101029 filed on December 20, 2002, respectively.*
11	Computation of Per Share Earnings (included in the Note—”Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8.)
12	Computation of Ratio of Earnings to Fixed Charges (unaudited).
21	List of Subsidiaries.
23	Consent of KPMG LLP.
99.1	Certification Statement of Chief Executive Officer.
99.2	Certification Statement of Chief Financial Officer.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.

Any of the foregoing exhibits are available from the Company by writing to: Mr. Richard E. Koch, Vice President, Investor Relations and Public Affairs, Olin Corporation, 501 Merritt 7, P.O. Box 4500, Norwalk, CT 06856-4500.

(b)	Reports on Form 8-K

Form 8-K furnished under Item 9 on December 17, 2002, furnishing a press release dated December 17, 2002, announcing a possible restructuring charge and a charge in connection with a settlement with the Internal Revenue Service related to company-owned life insurance, and reaffirming Olin’s fourth quarter earnings guidance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2003

OLIN CORPORATION

By	/S/ JOSEPH D. RUPP
Joseph D. Rupp President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOSEPH D. RUPP Joseph D. Rupp	President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2003

/S/ DONALD W. GRIFFIN Donald W. Griffin	Director and Chairman of the Board	March 6, 2003

/S/ JAMES G. HASCALL James G. Hascall	Director	March 6, 2003

/S/ WILLIAM W. HIGGINS William W. Higgins	Director	March 6, 2003

/S/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	March 6, 2003

/S/ STEPHEN F. PAGE Stephen F. Page	Director	March 6, 2003

/S/ G. JACKSON RATCLIFFE, JR. G. Jackson Ratcliffe, Jr.	Director	March 6, 2003

/S/ RICHARD M. ROMPALA Richard M. Rompala	Director	March 6, 2003

/S/ ANTHONY W. RUGGIERO Anthony W. Ruggiero	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 6, 2003

/S/ MARY E. GALLAGHER Mary E. Gallagher	Vice President and Controller (Principal Accounting Officer)	March 6, 2003

CERTIFICATIONS

I, Joseph D. Rupp, certify that:

1.  I have reviewed this annual report on Form 10-K of Olin Corporation (the “registrant”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/S/ JOSEPH D. RUPP Joseph D. Rupp President and Chief Executive Officer

I, Anthony W. Ruggiero, certify that:

1.  I have reviewed this annual report on Form 10-K of Olin Corporation (the “registrant”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/S/ ANTHONY W. RUGGIERO Anthony W. Ruggiero Executive Vice President and Chief Financial Officer