Form 10-Q
period 2003-03-31
OLIN CORP
filed 2003-05-13
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 30, 2003, there were outstanding 58,073,522 shares of the registrant’s common stock.

Part I—Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

	Unaudited March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$70.7	$110.5
Short-term investments	—	25.0
Accounts receivable, net	212.1	168.1
Inventories	268.8	255.0
Income taxes receivable	22.7	9.4
Other current assets	62.5	70.1

Total current assets	636.8	638.1
Property, plant and equipment (less accumulated depreciation of $1,277.9 and $1,308.4)	519.8	551.5
Prepaid pension costs	106.4	106.4
Other assets	63.6	45.9
Goodwill	79.5	81.9

Total assets	$1,406.1	$1,423.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings and current installments of long-term debt	$19.1	$1.6
Accounts payable	90.6	109.8
Accrued liabilities	162.7	145.8

Total current liabilities	272.4	257.2
Long-term debt	309.6	327.6
Accrued pension liability	444.8	445.3
Other liabilities	190.3	162.4

Total liabilities	1,217.1	1,192.5

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized 120.0 shares
Issued 58.0 shares (57.6 in 2002)	58.0	57.6
Additional paid-in capital	447.4	441.9
Accumulated other comprehensive loss	(236.5)	(238.8)
Accumulated deficit	(79.9)	(29.4)

Total shareholders’ equity	189.0	231.3

Total liabilities and shareholders’ equity	$1,406.1	$1,423.8

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income (Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Sales	$390.2	$295.0
Operating Expenses:
Cost of goods sold	345.9	270.1
Selling and administration	30.3	29.2
Research and development	1.2	1.2
Restructuring charge	29.0	—
Earnings (loss) of non-consolidated affiliates	1.5	(3.9)
Interest expense	5.2	7.6
Interest income	0.2	0.8
Other income	—	1.3

Loss before taxes and cumulative effect of accounting change	(19.7)	(14.9)
Income tax benefit	(6.1)	(3.6)

Loss before cumulative effect of accounting change	(13.6)	(11.3)
Cumulative effect of accounting change, net	(25.4)	—

Net loss	$(39.0)	$(11.3)

Basic and diluted net loss per common share:
Loss before cumulative effect of accounting change	$(0.23)	$(0.26)
Cumulative effect of accounting change, net	(0.44)	—

Net loss	$(0.67)	$(0.26)

Dividends per common share	$0.20	$0.20

Basic and diluted average common shares outstanding	57.8	44.3

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net loss	$(39.0)	$(11.3)
Adjustments to reconcile net loss to net cash and cash equivalents used for operating activities:
(Earnings) loss of non-consolidated affiliates	(1.5)	3.9
Depreciation and amortization	22.8	21.3
Deferred income taxes	(18.9)	1.8
Non-cash portion of restructuring charge	22.8	—
Qualified pension plan (income)	—	(2.5)
Common stock issued under employee benefit plans	0.7	1.4
Change in:
Receivables	(44.0)	(29.2)
Inventories	(16.8)	24.8
Other current assets	(0.6)	(3.9)
Accounts payable and accrued liabilities	(3.6)	(21.9)
Income taxes payable	(3.8)	(5.4)
Noncurrent liabilities	27.7	(0.2)
Other operating activities	(2.6)	7.0

Net operating activities	(56.8)	(14.2)

Investing activities
Capital expenditures	(8.6)	(3.4)
Proceeds from sale of short-term investments	25.0	11.0
Investments and advances-affiliated companies at equity	5.7	1.0
Disposition of property, plant and equipment	0.4	—
Other investing activities	1.6	0.3

Net investing activities	24.1	8.9

Financing activities
Long-term debt:
Borrowings	—	34.7
Repayments	(0.5)	(35.2)
Issuance of common stock	3.9	57.0
Purchases of Olin common stock	—	(2.5)
Stock options exercised	1.0	0.1
Dividends paid	(11.5)	(8.7)

Net financing activities	(7.1)	45.4

Net (decrease) increase in cash and cash equivalents	(39.8)	40.1
Cash and cash equivalents, beginning of period	110.5	164.8

Cash and cash equivalents, end of period	$70.7	$204.9

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Tabular amounts in millions, except per share data)

1.	We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Certain reclassifications were made to prior year amounts to conform to the 2003 presentation. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Inventory consists of the following:

	March 31, 2003	December 31, 2002
Raw materials and supplies	$121.1	$120.7
Work in process	120.4	114.9
Finished goods	88.8	73.7

	330.3	309.3
LIFO reserve	(61.5)	(54.3)

Inventory, net	$268.8	$255.0

Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2003, reflect certain estimates relating to inventory quantities and costs at December 31, 2003.

3.	Basic and diluted losses per share are computed by dividing net loss by the weighted average number of common shares outstanding. The effect of stock options of 0.2 million and 0.1 million for the three months ended March 31, 2003 and 2002, respectively, have not been included in the 2003 and 2002 diluted loss per share as their effect would have been anti-dilutive.

	Three Months Ended March 31,
Basic and Diluted Loss Per Share	2003	2002
Net loss	$(39.0)	$(11.3)

Basic and diluted shares	57.8	44.3

Basic and diluted net loss per share	$(0.67)	$(0.26)

4.	We are party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $4 million in each of the three-month periods ended March 31, 2003 and 2002. Charges to income for investigatory and remedial efforts were material to operating results in 2002 and are expected to be material to operating results in 2003. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $92 million at March 31, 2003 and $98 million at December 31, 2002, of which $64 million and $70 million were classified as other noncurrent liabilities, respectively.

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

5.	The Board of Directors in April, 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the first three months of 2003. During the first three months of 2002, we repurchased 144,157 shares of our common stock. At March 31, 2003, approximately 154,000 shares remain to be purchased.

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from the sale, which were to be used for general corporate purposes, were approximately $56 million. In addition, we issued approximately 9.8 million shares of our common stock for the acquisition of Chase Industries Inc. (Chase) in September 2002.

During the first three months of 2003, we issued approximately 0.1 million shares (2002 – less than 0.1 million) with a total value of $1.0 million (2002 – $0.1 million), representing stock options exercised. In addition, we issued approximately 0.3 million and 0.2 million shares with a total value of $4.6 million and $2.4 million, respectively, in connection with our Contributing Employee Ownership Plan and our deferred compensation programs.

6.	We define segment operating income (loss) as earnings (loss) before interest expense, interest income, other income, restructuring charge and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are not material.

	Three Months Ended March 31,
	2003	2002
Sales:
Chlor Alkali Products	$97.3	$72.4
Metals	222.2	160.4
Winchester	70.7	62.2

Total sales	$390.2	$295.0

Segment operating income (loss) before restructuring charge:
Chlor Alkali Products	$9.0	$(15.1)
Metals	0.3	2.3
Winchester	5.0	3.4

Total segment operating income (loss) before restructuring charge	14.3	(9.4)
Interest expense	5.2	7.6
Interest income	0.2	0.8
Other income	—	1.3
Restructuring charge	29.0	—

Loss before taxes and cumulative effect of accounting change	$(19.7)	$(14.9)

7.	On September 27, 2002, we completed our acquisition of Chase with the issuance of approximately 9.8 million shares of our common stock for 100% of the outstanding stock of Chase. Our 2002 first quarter operating results do not include any sales and profits from Chase which was acquired by Olin at the end of the third quarter of 2002. For segment reporting purposes, Chase was included in our Metals segment. The following unaudited pro forma condensed results of operations for the three month period ended March 31, 2002, reflect the acquisition as if it had occurred on January 1, 2002, the beginning of the fiscal period presented.

Three Months Ended March 31, 2002
Sales	$355.9
Net loss	(8.3)
Basic and diluted net loss per common share	$(0.15)

8.	In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 we recorded an asset and a liability of $41.5 million (of which $7.0 million and $34.5 million were in current liabilities and noncurrent liabilities, respectively) to reflect the cost of retirement obligations related to our former operating facilities, certain hazardous waste units at operating plant sites, and our Indianapolis facility. Since these sites do not generate revenue, we recorded an impairment charge on these same assets, which resulted in an after-tax charge of $25.4 million ($0.44 per share). The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 is not expected to be significant. At March 31, 2003, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

9.	In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting for costs associated with restructuring activities. This new standard changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to be recognized when the liability is incurred rather than when we commit to the plan. SFAS No. 146 is effective for restructuring activity initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003. In the first quarter of 2003, we made a decision to close our manufacturing plant in Indianapolis, Indiana. The Indianapolis facilities ceased operations on February 14, 2003. The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people. Production at the Indianapolis strip mill has been consolidated within our East Alton, Illinois facility. While the Indianapolis strip mill has been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with the capacity additions at East Alton have lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29.0 million.

The major portion of the charge was a non-cash charge ($22.8 million) related to the loss on disposal or write-off of equipment and facilities and goodwill. The balance of the restructuring charge related to severance and job-related benefit costs. At the Indianapolis facility, approximately 190 employees were terminated, while nine employees were transferred to the East Alton facility. In addition to the closing of the Indianapolis facility, the Metals segment had determined that further cost reductions were necessary due to continuing depressed economic conditions. Approximately 55 employees were terminated in order to reduce headcount through a combination of a reduction-in-force program in Metals and the relocation of the segment’s New Haven, Connecticut metals research laboratory activities to two existing manufacturing locations.

The following table summarizes the major components of the 2003 restructuring charge and the remaining balances as of March 31, 2003:

	Original Charge	Amounts Utilized	Accrued Restructuring Costs
Write-off of assets (including $2.4 of goodwill)	$22.8	$(22.8)	$—
Employee severance and job-related benefits	6.2	(1.6)	4.6

	$29.0	$(24.4)	$4.6

10.	In 1996, we adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” and as permitted by SFAS No. 123, we continue to account for the costs of stock compensation in accordance with Accounting Principles Board Opinion (APBO) No. 25. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

Under SFAS No. 148, pro forma net income (loss) and earnings (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. We had no compensation expense for stock options granted during the three months ended March 31, 2003 and March 31, 2002. The fair value of each option granted during 2003 and 2002 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 5.21% in 2003 and 4.97% in 2002, risk-free interest rate of 3.05% in 2003 and 4.27% in 2002, expected volatility of 40% in 2003 and 31% in 2002 and an expected life of 6 years. The fair value of options granted during 2003 and 2002 was $3.82 and $5.16, respectively. The following table shows the difference between reported and pro forma net loss and loss per share as if we had recorded compensation expense for the stock options granted during the year.

	March 31, 2003	March 31, 2002
Net loss
As reported	$(39.0)	$(11.3)
Pro forma	(39.5)	(12.0)

Per Share Data:
Basic
As reported	(0.67)	(0.26)
Pro forma	(0.68)	(0.27)

Diluted
As reported	(0.67)	(0.26)
Pro forma	(0.68)	(0.27)

11.	We guarantee debt and other obligations under agreements with our affiliated companies and warrant certain products.

The following guarantee applies to our Sunbelt joint venture. We and our partner, PolyOne Corporation (PolyOne) own equally the Sunbelt Chlor Alkali Partnership (Sunbelt joint venture). The construction of this plant and equipment was financed by the issuance of $195 million of Guaranteed Senior Secured Notes due 2017. The Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the Sunbelt Notes. We have guaranteed Series O of the Sunbelt Notes, and PolyOne has guaranteed Series G of the Sunbelt Notes, in both cases pursuant to customary guaranty agreements. Our guarantee and PolyOne’s guarantee are several, rather than joint. Therefore, we are not required to make any payments to satisfy the indebtedness of PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if the Sunbelt joint venture does not make timely payments on the Sunbelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment. If we were to make debt service payments under our guarantee, we would have a right to recover such payments. Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2002, our guarantee of the notes was approximately $91.4 million at March 31, 2003. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a line of credit, utilized for working capital purposes, of one of our majority-owned foreign affiliates. At March 31, 2003, our majority-owned foreign affiliate had no short-term debt outstanding under this line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

In the first quarter of 2003, we made a decision to close our manufacturing plant in Indianapolis, Indiana. The Indianapolis facility ceased operations on February 14, 2003. The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people. Production at the Indianapolis strip mill has been consolidated within our East Alton, Illinois facility. While the Indianapolis strip mill has been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with the capacity additions at East Alton have lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29.0 million.

The major portion of the charge was a non-cash charge ($22.8 million) related to the loss on disposal or write-off of equipment and facilities and goodwill. The balance of the restructuring charge related to severance and job-related benefit costs. At the Indianapolis facility, approximately 190 employees were terminated, while nine employees were transferred to the East Alton facility. In addition to the closing of the Indianapolis facility, the Metals segment had determined that further cost reductions were necessary due to continuing depressed economic conditions. Approximately 55 employees were terminated in order to reduce headcount through a combination of a reduction-in-force program in Metals and the relocation of the segment’s New Haven, Connecticut metals research laboratory activities to two existing manufacturing locations. We continue to estimate that the pretax savings from the Indianapolis shutdown will more than offset the cash costs and that the savings will be higher in 2004 when the full-year effect of this shutdown will be realized.

In the first quarter of 2003, we recorded an after-tax charge of $25.4 million in connection with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted this standard on January 1, 2003 and it relates to estimated closure costs related to our former operating facilities, certain hazardous waste units at our operating plant sites, and our Indianapolis facility which was shut down in the first quarter of 2003, as described above. The after-tax charge was recorded as the cumulative effect of an accounting change.

In the first quarter of 2003, we were accepted to participate in the Internal Revenue Service’s (IRS) settlement initiative pertaining to the tax issues relating to our benefits liability management company. Assuming a settlement is reached pursuant to the initiative, we expect to eventually pay approximately $13 million (which had been recorded as a liability in prior years), representing the final settlement, net of tax benefits on the operating results of our benefits liability management company.

In addition, we reached a settlement with the IRS relative to our company-owned life insurance (COLI) program. The settlement with the IRS contemplates a tax payment of approximately $18 million in the latter part of 2003 with the remainder of approximately $25 million to be paid in future years. These payments had been recorded as a liability in prior years.

Consolidated Results of Operations

	Three Months Ended March 31,
($ in millions, except per share data)	2003	2002
Sales	$390.2	$295.0
Gross Margin	44.3	24.9
Selling and Administration	30.3	29.2
Restructuring Charge	29.0	—
Interest Expense, net	5.0	6.8
Loss before Cumulative Effect of Accounting Change	(13.6)	(11.3)
Net Loss	(39.0)	(11.3)
Basic and Diluted Net Loss Per Common Share:
Loss before Cumulative Effect of Accounting Change	$(0.23)	$(0.26)
Net Loss	$(0.67)	$(0.26)

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Sales increased 32% primarily due to the sales of Chase, which we acquired in September 2002 (20%), an increase in selling prices (6%), and higher volumes (5%) and metal sales (1%). The price increases were primarily related to higher Electrochemical Unit (ECU) prices in the Chlor Alkali Products segment because of continued improvements in the chlor alkali market. The increase in sales volumes was primarily related to the Winchester and Chlor Alkali operations.

Gross margin percentage increased from 8% in 2002 to 11% in 2003 primarily due to higher selling prices for chlor alkali products.

Selling and administration as a percentage of sales were 8% in 2003 and 10% in 2002. Selling and administration expenses in 2003 were about equal to 2002 except for higher pension costs of $1 million and the selling and administrative expenses of Chase.

The earnings of non-consolidated affiliates were $1.5 million for the first quarter of 2003, up $5.4 million from 2002, due to higher ECU pricing at the Sunbelt joint venture, which we own equally with our partner, PolyOne Corporation (PolyOne).

Interest expense for the first quarter of 2003 decreased from 2002 due to lower debt levels in 2003 and lower interest rates on our debt portfolio. In June 2002, we repaid the $100 million 8% notes.

Our effective tax rate was 31% in the first quarter of 2003 compared to 24% in the first quarter of 2002. The tax benefits recorded on the losses in 2003 and 2002 were less than the statutory rate because we are accruing interest on taxes which may become payable in the future. In addition, the 2003 restructuring charge included the write-off of goodwill, which is not deductible for tax purposes.

Segment Operating Results

We define our segment operating results as earnings (loss) before interest expense, interest income, other income, restructuring charge and income taxes and include the operating results of non-consolidated affiliates. Segment operating results include an allocation of corporate operating expenses.

	Three Months Ended March 31,
($ in millions)	2003	2002
Sales
Chlor Alkali Products	$97.3	$72.4
Metals	222.2	160.4
Winchester	70.7	62.2

Total sales	$390.2	$295.0

Segment operating income (loss) before restructuring charge:
Chlor Alkali Products	$9.0	$(15.1)
Metals	0.3	2.3
Winchester	5.0	3.4

Total segment operating income (loss) before restructuring charge:	14.3	(9.4)
Interest expense	5.2	7.6
Interest income	0.2	0.8
Other income	—	1.3
Restructuring charge	29.0	—

Loss before taxes and cumulative effect of accounting change	$(19.7)	$(14.9)

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Chlor Alkali Products

Sales increased 34% from 2002 due to higher selling prices (26%), and higher volumes (8%). Our ECU netbacks (gross selling price less freight and discounts), excluding our Sunbelt joint venture, were approximately $315 in the first quarter of 2003, compared with approximately $235 in the first quarter of 2002, reflecting the impact of improved pricing. Our selling prices continue to improve as demand for chlorine and caustic is adequately balanced. Because chlorine and caustic are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product. Industry capacity has been reduced over the last three years as high cost or inefficient operations have been shut down or idled. Capacity rationalization coupled with high energy cost during the first quarter supported the announced price increases. Operating rates at our manufacturing locations averaged 90% in the first quarter of 2003 compared to the industry average of approximately 93% (data from the Chlorine Institute) and mid 80% range in the first quarter of 2002 compared to the industry average of 87%. Our operating results were higher in the first quarter of 2003 compared to 2002 primarily due to higher prices ($19 million) and higher operating results from the Sunbelt joint venture which were $5.4 million higher. The profit impact from the higher volumes more than offset the higher manufacturing costs. The operating results from the Sunbelt joint venture, which is a non-consolidated affiliate accounted for under the equity method of accounting, include interest expense of $2 million in 2003 and 2002, on the Sunbelt Notes. See “Liquidity and Other Financing Arrangements” for a description of the Sunbelt joint venture and the Sunbelt Notes.

Metals

Sales increased 39% primarily due to sales of $58.2 million from Chase (37%). Sales in the first quarter of 2003, excluding Chase, increased by $3.6 million, or 2%, mainly due to higher metal prices, which are generally passed through to the customer, offset by softer volumes. The average metal selling price increased by 6% mainly due to a six-cent per pound increase in the average Commodity Metals Exchange (COMEX) price for copper in 2003 compared with the first quarter of 2002. Overall strip shipment volumes were down 3% from 2002 mainly due to softer demand in the automotive segment with other market segments being flat to slightly weaker.

Our Metals operating income was $0.3 million (which included $3.0 million of Chase profits) in 2003 and $2.3 million in 2002. The Metals segment operating results in the first quarter of 2003 were adversely impacted by softer volumes and margin pressures ($1.5 million) and cost escalations ($2.0 million) in wages, medical and workers’ compensation. In addition, higher natural gas costs ($1.4 million) adversely impacted segment operating results. Chase sales and profits for the first quarter of 2003 were lower than the comparable period last year as a result of softer volumes and lower selling prices.

Winchester

Sales for the first quarter of 2003 were up 14% compared to the first quarter of 2002, primarily due to higher volumes. The increase in sales was primarily driven by higher military demand and higher commercial ammunition sales. The strength in commercial ammunition sales appears to be attributable to the Iraq conflict and concern over terrorism in the United States. Operating income in the first quarter of 2003 was $5.0 million, compared with $3.4 million in 2002 primarily due to the higher military and commercial sales ($1.7 million), which more than offset increased manufacturing costs ($0.5 million) resulting from higher natural gas costs.

2003 Outlook

In the second quarter of 2003, we expect net income to increase to the $0.15 per share range primarily because of continued positive momentum in the chlor alkali market.

In the Chlor Alkali segment, we are expecting prices for both chlorine and caustic to increase from the first quarter of 2003 to the second quarter of 2003 as our contracts reflect the effect of price increases achieved in the first quarter. We expect our operating rates to be in the mid 90% range in the second quarter of 2003 as demand for chlorine and caustic from bleach customers traditionally increases at this time of year.

For the full-year 2003, we are expecting a dramatic turnaround in the chlor alkali business compared to 2002 due to higher ECU prices, increased sales volumes and continued initiatives to reduce costs. We continue to forecast that Chlor Alkali will be the largest factor contributing to our earnings in the foreseeable future, as chlor alkali prices are expected to remain high at least through 2005.

We expect demand for the Metals segment products to be flat, or possibly decline, from first quarter levels and, as such, we expect very little improvement in our Metals business results in the second quarter.

Winchester is off to a very good start and for the full-year 2003, we project that Winchester will have a solid year.

For 2003 we expect that capital spending will be in the $55 million range and depreciation and amortization will be in the $85 million range. The capital spending estimate for 2003 includes about $5 million for the Chase rod business and about $3 million for the metals service center joint venture in China.

In 2003, we expect to continue to accrue interest on taxes that may become payable in the future which will result in an estimated effective tax rate in the 45% range.

Environmental Matters

In the three-month periods ended March 31, 2003 and 2002, we spent approximately $10 million and $6 million, respectively, for environmental investigatory and remediation activities associated with former waste sites and past operations. Spending for investigatory and remedial efforts for the full year 2003 is estimated to be between $25 and $30 million. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $4 million in each of the three-month periods ended March 31, 2003 and 2002. Charges to income for investigatory and remedial efforts were material to operating results in 2002, are expected to be material to operating results in 2003 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future expenditures to investigate and remediate known sites amounting to $92 million at March 31, 2003 and $98 million at December 31, 2002, of which $64 million and $70 million was classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
Provided By (Used For) ($ in millions)	2003	2002

Net Operating Activities	$(56.8)	$(14.2)
Capital Expenditures	(8.6)	(3.4)
Net Investing Activities	24.1	8.9
Net Financing Activities	(7.1)	45.4

In the first three months of 2003, income from operations (exclusive of non-cash charges), cash equivalents on hand and proceeds from short-term investments were used to finance our working capital requirements, capital projects and dividends.

Operating Activities

The increase in cash used by operating activities was primarily attributable to a higher investment in working capital, particularly in accounts receivables and inventories. The investment in accounts receivable is higher in 2003 due to higher sales in Chlor Alkali and Winchester. Our investment in inventories in 2003 is higher than the first quarter of 2002 primarily because we are selling more copper-based alloys on a metal-price-pass-through basis rather than on a toll basis and therefore have to inventory more raw materials. In addition, we built inventories in 2003 to avoid customer disruptions during the Indianapolis shutdown. In the first quarter of 2002, the metals business had liquidated inventories.

Investing Activities

Capital spending of $8.6 million in the first three months of 2003 was $5.2 million higher than in the corresponding period in 2002. The capital spending increase was primarily due to a more normalized level of spending in 2003 compared to 2002 where capital spending was curtailed significantly in response to weak operating results. For the total year, we plan to manage our capital spending at a level of approximately 65% of depreciation, or about $55 million, compared to 47% of depreciation or $41 million in 2002.

Proceeds from the sale of short-term investments of $25 million represented the equity value of the company-owned-life-insurance (COLI) program which was discontinued in the first quarter of 2003. We surrendered the life insurance policies that were purchased by us under this program, and received these proceeds in March 2003. The surrender of these policies resulted in additional taxable income. The taxes associated with this taxable income were recorded in the fourth quarter of 2002.

In January 2002, we received $11 million from the sale of the stock of Prudential Insurance Company. We were awarded these shares of stock in 2001 as a result of Prudential’s conversion from a mutual company to a stock company.

Financing Activities

At March 31, 2003, we had $107 million available under our $140 million senior revolving credit facility with a group of banks. We issued $33 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, self-insurance obligations and plant closure and post-closure obligations. The senior credit facility will expire on January 3, 2005. Under the senior credit facility, we may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). In the event that the leverage ratio equals or exceeds 3.75, we are required to grant a security interest in all of our U.S. inventory and accounts receivables. No assets of our subsidiaries will secure our obligation under our senior credit facility.

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from this sale were approximately $56 million and provide liquidity and financial flexibility, and strengthen our financial position. The net proceeds were to be used for general corporate purposes.

In March 2002, we also refinanced $35 million of tax-exempt debt to create additional capacity under our revolving credit facility by eliminating the need for an equivalent amount of letters of credit.

During the first three months of 2002, we used $2.5 million to repurchase 144,157 shares of our common stock. There were no share repurchases during the first three months of 2003.

Approximately 154,000 shares remain to be repurchased as of March 31, 2003, under our previously approved stock repurchase programs.

The percent of total debt to total capitalization increased to 63% at March 31, 2003, from 59% at year-end 2002. The increase from year-end 2002 was due primarily to the lower shareholders’ equity resulting from the restructuring charge and the accounting change under SFAS No. 143.

In 2003, we paid a quarterly dividend of $0.20 per share. In April 2003, our board of directors declared a quarterly dividend of $0.20 per share on our common stock, which is payable on June 10, 2003, to shareholders of record on May 9, 2003.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations and short-term borrowings under our senior revolving credit facility. We also have access to the debt and equity markets.

Cash flow from operations is subject to change as a result of the cyclical nature of our operating results, which have been affected recently by the economic cycles and resulting downturn in many of the industries we serve, such as automotive, electronics and the telecommunications sectors. In addition, cash flow from operations is affected by considerable changes in ECU prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having tremendous leverage on our earnings. A $10 per ECU price change equates to an approximate $11 million annual pretax profit change when we are operating at full capacity.

Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of March 31, 2003, we had long-term borrowings, including the current installment, of $329 million of which $1 million was issued at variable rates. We have entered into interest rate swaps on approximately $140 million of our underlying debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. Annual maturities of long-term debt at December 31, 2002, were $2 million in 2003; $27 million in 2004; $52 million in 2005; $1 million in 2006; $2 million in 2007 and $246 million thereafter.

We use operating leases for certain purposes, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties may contain escalation clauses (except for railroad cars) based on increased costs of the lessor, primarily property taxes, maintenance and insurance, and have renewal or purchase options. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002 are as follows: $22 million in 2003; $21 million in 2004; $19 million in 2005; $17 million in 2006; $15 million in 2007 and a total of $70 million thereafter. Assets under capital leases are not significant.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2 million per year for 2003 through 2006 and a total of $12 million thereafter.

In January 2002, we entered into a new senior revolving credit facility with a group of banks. This credit facility is described above under the caption, “Financing Activities.” As of March 31, 2003, we had issued $33 million of letters of credit under the credit facility’s letter of credit subfacility and had no outstanding borrowings . The letters of credit were used to support certain long-term debt, self-insurance obligations and plant closure and post-closure obligations.

In December 2002, we registered $400 million of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. At March 31, 2003, the entire $400 million was available for issuance.

We and our partner, PolyOne own equally the Sunbelt joint venture. We market all of the caustic soda production for the venture, while 250 thousand tons of the chlorine production is required to be purchased by Oxy Vinyls (a joint venture between OxyChem and PolyOne) based on a formula related to the market price of chlorine. The construction of this plant and equipment was financed by the issuance of $195 million of Guaranteed Senior Secured Notes due 2017. The Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the Sunbelt Notes. The Sunbelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2002, our guarantee of the notes was approximately $91.4 million at March 31, 2003. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Excluding our guarantee of the Sunbelt Notes described above, our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

Long-Term Contractual Commitments ($ in millions)	Payments Due by Year
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations[a]	$309.6	$—	$61.6	$10.0	$238.0
Noncancelable operating leases	166.6	23.0	41.6	33.3	68.7
Purchasing commitments
Raw materials	49.4	5.8	11.5	11.5	20.6
Utilities	26.2	9.6	16.5	0.1	—
Operating supplies	0.9	0.3	0.5	0.1	—

Total	$552.7	$38.7	$131.7	$55.0	$327.3

a Excludes current maturities of long-term debt of $19.1 million which are classified within current liabilities.

The long-term contractual commitments, shown above, except for our long-term debt obligations, are not recorded on our Consolidated Balance Sheet. Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs.

New Accounting Standards

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 we recorded an after-tax charge of $25.4 million ($0.44 cents per share) for estimated closure costs related to our former operating facilities, certain hazardous waste units at operating plant sites, and our Indianapolis facility which was shutdown in the first quarter of 2003. The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 is not expected to be significant. At March 31, 2003, the change in fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting for costs associated with restructuring activities. This new standard changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to be recognized when the liability is incurred rather than when we commit to the plan. SFAS No. 146 is effective for restructuring activity initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003. See the description of our 2003 Restructuring Charge under the caption “Recent Developments.”

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We will continue to account for the cost of stock compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

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

Certain raw materials, namely copper, lead and zinc used primarily in our Metals and Winchester segments, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of March 31, 2003, we maintained open positions on futures contracts totaling $32 million ($71 million at March 31, 2002). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $3.2 million ($7.1 million at March 31, 2002) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of March 31, 2003, we had long-term borrowings of $329 million ($430 million at March 31, 2002) of which $1 million ($1 million at March 31, 2002) was issued at variable rates. As a result of our recent fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into approximately $140 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (4.88813% at March 31, 2003). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on June 16, 2003. We estimate that the rates will be between 4% and 5%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $35 million. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed-rate debt of the newly refinanced bonds back to variable-rate debt through interest rate swaps. At March 31, 2003, the interest rates on the swaps of $8 million, $21 million and $6 million were 0.85%, 2.01% and 2.15%, respectively.

These interest rate swaps reduced interest expense, resulting in a decrease in pretax loss of $2 million and $1 million for the three months ended March 31, 2003 and 2002, respectively.

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

(b) Changes in internal controls.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended March 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

The risks, uncertainties and assumptions that are involved in our forward-looking statements include but are not limited to:

•	sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us, such as automotive, electronics, coinage, telecommunications, ammunition, housing, vinyls and pulp and paper;

•	extraordinary events, such as the attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001 or war with one or more countries;

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	unforeseen effects of competition;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	higher-than-expected raw material and utility or transportation and/or logistics costs;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards;

•	unexpected additional taxes and related interest as the result of pending income tax audits; and

•	the effects of a continued depressed stock market on the asset values and declining long-term interest rates on the liabilities in our pension plan.

All of our forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II—Other Information

Item 1. Legal Proceedings.

We and our subsidiaries are defendants in various legal actions (including proceedings based on alleged exposures to asbestos, perchlorate and vinyl chloride) incidental to our past and current business activities. We believe that none of these legal actions will materially adversely affect our financial position. In light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine the financial impact, if any, on our results of operations in a particular year from these legal actions.

In particular, we have been named as defendant in a number of similar legal actions (including several proposed class actions) filed in 2003 in federal and state court in San Jose, California relating to alleged groundwater contamination arising from perchlorate use between 1956 and 1996 by Olin and another, unrelated, defendant at an Olin facility in Morgan Hill, California. We are working with California state regulatory authorities to determine the scope of potential contamination. We are vigorously defending these suits and opposing any class certification.

Item 2. Changes in Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3(b) Bylaws of Olin as amended April 24, 2003

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

99.1	Certification Statement of Chief Executive Officer

99.2	Certification Statement of Chief Financial Officer

(b)	Reports on Form 8-K

Form 8-K furnished on January 6, 2003 announcing a presentation to be made at a luncheon sponsored by Morgan Stanley on January 8, 2003.

Form 8-K furnished on January 8, 2003 commenting on Olin’s earnings guidance, summarizing certain information, which would be presented at a luncheon sponsored by Morgan Stanley on January 8, 2003 and furnishing the meeting presentation slides.

Form 8-K furnished on January 10, 2003 announcing the Corporation’s decision to close its manufacturing plant in Indianapolis, Indiana.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION (Registrant)

By:	/s/ A. W. RUGGIERO
Executive Vice President and Chief Financial Officer
(Authorized Officer)

Date: May 13, 2003

CERTIFICATIONS

I, Joseph D. Rupp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Olin Corporation (the “registrant”);

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

Date: May 13, 2003	/s/ JOSEPH D. RUPP
Joseph D. Rupp
President and Chief Executive Officer

I, Anthony W. Ruggiero, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Olin Corporation (the “registrant”);

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

Date: May 13, 2003	/s/ ANTHONY W. RUGGIERO
Anthony W. Ruggiero
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(b)	Bylaws of Olin as amended April 24, 2003

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

99.1	Certification Statement of Chief Executive Officer

99.2	Certification Statement of Chief Financial Officer