Form 10-Q
period 2003-06-30
OLIN CORP
filed 2003-08-14
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of July 31, 2003, there were outstanding 58,383,121 shares of the registrant’s common stock.

Part I - Financial Information

     Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

	Unaudited June 30, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$94.5	$110.5
Short-term investments	—	25.0
Accounts receivable, net	208.7	168.1
Inventories, net	270.2	255.0
Income taxes receivable	16.5	9.4
Other current assets	55.5	70.1

Total current assets	645.4	638.1
Property, plant and equipment (less accumulated depreciation of $1,279.7 and $1,308.4)	508.0	551.5
Prepaid pension costs	106.4	106.4
Other assets	70.7	45.9
Goodwill	79.5	81.9

Total assets	$1,410.0	$1,423.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings and current installments of long-term debt	$27.2	$1.6
Accounts payable	98.7	109.8
Accrued liabilities	156.3	145.8

Total current liabilities	282.2	257.2
Long-term debt	301.3	327.6
Accrued pension liability	443.4	445.3
Other liabilities	189.3	162.4

Total liabilities	1,216.2	1,192.5

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized 120.0 shares
Issued 58.3 shares (57.6 in 2002)	58.3	57.6
Additional paid-in capital	453.1	441.9
Accumulated other comprehensive loss	(234.6)	(238.8)
Accumulated deficit	(83.0)	(29.4)

Total shareholders’ equity	193.8	231.3

Total liabilities and shareholders’ equity	$1,410.0	$1,423.8

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income (Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Sales	$396.4	$314.3	$786.6	$609.3
Operating Expenses:
Cost of goods sold	348.4	284.7	694.3	554.8
Selling and administration	31.6	28.1	61.9	57.3
Research and development	1.1	1.1	2.3	2.3
Restructuring charge	—	—	29.0	—
Earnings (loss) of non-consolidated affiliates	3.1	(3.9)	4.6	(7.8)

Operating income (loss)	18.4	(3.5)	3.7	(12.9)
Interest expense	5.1	7.0	10.3	14.6
Interest income	0.3	1.0	0.5	1.8
Other income	1.8	0.3	1.8	1.6

Income (loss) before taxes and cumulative effect of accounting change	15.4	(9.2)	(4.3)	(24.1)
Income tax provision (benefit)	6.9	(2.2)	0.8	(5.8)

Net income (loss) before cumulative effect of accounting change	8.5	(7.0)	(5.1)	(18.3)
Cumulative effect of accounting change, net	—	—	(25.4)	—

Net income (loss)	$8.5	$(7.0)	$(30.5)	$(18.3)

Basic and diluted net income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.15	$(0.15)	$(0.09)	$(0.40)
Cumulative effect of accounting change, net	—	—	(0.44)	—

Net income (loss)	$0.15	$(0.15)	$(0.53)	$(0.40)

Dividends per common share	$0.20	$0.20	$0.40	$0.40
Average common shares outstanding:
Basic	58.1	46.9	58.0	45.4
Diluted	58.4	46.9	58.0	45.4

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,

	2003	2002

Operating activities
Net loss	$(30.5)	$(18.3)
Adjustments to reconcile net loss to net cash and cash equivalents used for operating activities:
(Earnings) loss of non-consolidated affiliates	(4.6)	7.8
Depreciation and amortization	44.1	42.6
Deferred income taxes	(9.1)	2.2
Non-cash portion of restructuring charge	22.8	—
Qualified pension plan (income)	—	(4.3)
Common stock issued under employee benefit plans	1.4	2.8
Change in:
Receivables	(40.6)	(31.5)
Inventories	(18.2)	(3.5)
Other current assets	(3.6)	(7.2)
Accounts payable and accrued liabilities	(1.7)	(3.7)
Income taxes payable	(6.0)	(7.7)
Other assets	2.2	3.1
Noncurrent liabilities	25.7	(5.8)
Other operating activities	0.9	3.7

Net operating activities	(17.2)	(19.8)

Investing activities
Capital expenditures	(21.1)	(7.2)
Proceeds from sale of short-term investments	25.0	11.0
Investments and advances-affiliated companies at equity	4.8	(1.9)
Disposition of property, plant and equipment	3.7	0.8
Other investing activities	2.8	1.3

Net investing activities	15.2	4.0

Financing activities
Long-term debt:
Borrowings	—	34.7
Repayments	(0.7)	(135.4)
Issuance of common stock	7.4	59.5
Purchases of Olin common stock	—	(2.5)
Stock options exercised	2.8	2.6
Dividends paid	(23.1)	(18.1)
Other financing activities	(0.4)	(0.5)

Net financing activities	(14.0)	(59.7)

Net decrease in cash and cash equivalents	(16.0)	(75.5)
Cash and cash equivalents, beginning of period	110.5	164.8

Cash and cash equivalents, end of period	$94.5	$89.3

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

2.	Inventory consists of the following:

	June 30, 2003	December 31, 2002

Raw materials and supplies	$120.5	$120.7
Work in process	116.5	114.9
Finished goods	96.0	73.7

	333.0	309.3
LIFO reserve	(62.8)	(54.3)

Inventory, net	$270.2	$255.0

Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods.  Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2003, reflect certain estimates relating to inventory quantities and costs at December 31, 2003.

3.

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings per share for the three months ended June 30, 2003, reflect the dilutive effect of stock options.  The effect of stock options of 0.3 million shares for the three months ended June 30, 2002, has not been included in the 2002 diluted loss per share as its effect would have been anti-dilutive.  The effect of stock options of 0.2 million shares for the six months ended June 30, 2003 and 2002, has not been included in the 2003 and the 2002 diluted loss per share as their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Basic Earnings (Loss) Per Share
Net income (loss)	$8.5	$(7.0)	$(30.5)	$(18.3)
Basic shares	58.1	46.9	58.0	45.4
Basic net income (loss) per share	$0.15	$(0.15)	$(0.53)	$(0.40)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Diluted Earnings (Loss) Per Share
Net income (loss)	$8.5	$(7.0)	$(30.5)	$(18.3)
Diluted shares:
Basic shares	58.1	46.9	58.0	45.4
Stock options	0.3	—	—	—

Diluted shares	58.4	46.9	58.0	45.4

Diluted net income (loss) per share	$0.15	$(0.15)	$(0.53)	$(0.40)

4.

We define segment operating income (loss) as earnings (loss) before interest expense, interest income, other income, restructuring charge and income taxes.  Segment operating results include an allocation of corporate operating expenses.  Intersegment sales are eliminated.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Sales:
Chlor Alkali Products	$107.4	$75.2	$204.7	$147.6
Metals	218.3	174.5	440.5	334.9
Winchester	70.7	64.6	141.4	126.8

Total sales	$396.4	$314.3	$786.6	$609.3

Segment operating income (loss) before restructuring charge:
Chlor Alkali Products	$14.2	$(15.2)	$23.2	$(30.3)
Metals	1.1	8.9	1.4	11.2
Winchester	3.1	2.8	8.1	6.2

Total segment operating income (loss) before restructuring charge	18.4	(3.5)	32.7	(12.9)
Restructuring charge	—	—	29.0	—

Operating income (loss)	$18.4	$(3.5)	$3.7	$(12.9)

5.	In the 2002 second quarter and year-to-date periods, Cost of Goods Sold included a pretax gain of $4.5 million on an insurance settlement.

6.

On September 27, 2002, we completed our acquisition of Chase with the issuance of approximately 9.8 million shares of our common stock for 100% of the outstanding stock of Chase.  Our 2002 second quarter and year-to-date operating results do not include any sales and profits from Chase which was acquired by Olin at the end of the third quarter of 2002.  For segment reporting purposes, Chase is included in our Metals segment.  The following unaudited pro forma condensed results of operations for the three and six month periods ended June 30, 2002, reflect the acquisition as if it had occurred on January 1, 2002, the beginning of the fiscal period presented.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

Sales	$375.9	$731.8
Net loss	(4.1)	(12.4)
Basic and diluted net loss per common share	$(0.07)	$(0.22)

7.

The Board of Directors in April, 1998, authorized a share repurchase program of up to 5 million shares of our common stock.  We have repurchased 4,845,924 shares under the April 1998 program.  There were no share repurchases during the first six months of 2003.  During the first six months of 2002, we repurchased 144,157 shares of our common stock.  At June 30, 2003, approximately 154,000 shares remain to be purchased.

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50.  Net proceeds from the sale, which were to be used for general corporate purposes, were approximately $56 million.  In addition, we issued approximately 9.8 million shares of our common stock for the acquisition of Chase Industries Inc. (Chase) in September 2002.

During the first six months of 2003, we issued approximately 0.2 million (2002 - 0.2 million) shares with a total value of $2.8 million (2002 - $2.6 million), representing stock options exercised.  In addition, we issued approximately 0.6 million and 0.4 million shares with a total value of $9.5 million and $6.8 million, respectively, in connection with our Contributing Employee Ownership Plan and our deferred compensation programs.

8.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002.  Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets.  On January 1, 2003 we recorded an asset and a liability of $41.5 million (of which $7.0 million and $34.5 million were in current liabilities and noncurrent liabilities, respectively) to reflect the cost of retirement obligations related to our former operating facilities ($22.1 million, pretax), certain hazardous waste units at operating plant sites ($14.4 million, pretax), and our Indianapolis facility ($5.0 million, pretax).  Since these sites do not generate revenue, we recorded an impairment charge on these same assets, which resulted in an after-tax charge of $25.4 million ($0.44 per share).  The after-tax charge was recorded as the cumulative effect of an accounting change.  Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated.  The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 is not expected to be significant.  At June 30, 2003, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

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

The following table summarizes the major components of the 2003 restructuring charge and the remaining balances as of June 30, 2003:

	Original Charge	Amounts Utilized	Accrued Restructuring Costs

Write-off of assets (including $2.4 of goodwill)	$22.8	$(22.8)	$—
Employee severance and job-related benefits	6.2	(2.1)	4.1

	$29.0	$(24.9)	$4.1

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

Under SFAS No. 148, pro forma net income (loss) and earnings (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year.  We had no compensation expense for stock options granted during the three and six month periods ended June 30, 2003 and June 30, 2002.  The fair value of each option granted during 2003 and 2002 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 5.21% in 2003 and 4.97% in 2002, risk-free interest rate of 3.05% in 2003 and 4.27% in 2002, expected volatility of 40% in 2003 and 31% in 2002 and an expected life of 6 years.  The fair value of options granted during 2003 and 2002 was $3.82 and $5.16, respectively.  The following table shows the difference between reported and pro forma net income (loss) and earnings (loss) per share as if we had recorded compensation expense for the stock options granted during the year.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)
As reported	$8.5	$(7.0)	$(30.5)	$(18.3)
Pro forma	8.0	(7.7)	(31.5)	(19.7)
Per Share Data:
Basic
As reported	0.15	(0.15)	(0.53)	(0.40)
Pro forma	0.14	(0.16)	(0.54)	(0.43)
Diluted
As reported	0.15	(0.15)	(0.53)	(0.40)
Pro forma	0.14	(0.16)	(0.54)	(0.43)

11.	We guarantee debt and other obligations under agreements with our affiliated companies and warrant certain products.

The following guarantee applies to our Sunbelt joint venture.  We and our partner, PolyOne Corporation (PolyOne) own equally the Sunbelt Chlor Alkali Partnership (Sunbelt joint venture).  The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017.  The Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the Sunbelt Notes.  We have guaranteed Series O of the Sunbelt Notes, and PolyOne has guaranteed Series G of the Sunbelt Notes, in both cases pursuant to customary guaranty agreements.  Our guarantee and PolyOne’s guarantee are several, rather than joint.  Therefore, we are not required to make any payments to satisfy the indebtedness of PolyOne.  An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee.  However, if the Sunbelt joint venture does not make timely payments on the Sunbelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment.  If we were to make debt service payments under our guarantee, we would have a right to recover such payments.  Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes.  After the payment of approximately $6.1 million on the Series O Notes in December 2002, our guarantee of the notes was approximately $91.4 million at June 30, 2003.  In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment.  In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a line of credit, utilized for working capital purposes, of one of our majority-owned foreign affiliates.  At June 30, 2003, our majority-owned foreign affiliate had no short-term debt outstanding under this line of credit.

12.

We are party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities.  Environmental provisions charged to income amounted to $3.7 million in each of the three-month periods ended June 30, 2003 and 2002 and $7.4 million in each of the six-month periods ended June 30, 2003 and 2002.  Charges to income for investigatory and remedial efforts were material to operating results in 2002 and are expected to be material to operating results in 2003.  The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $91.7 million at June 30, 2003 and $97.8 million at December 31, 2002, of which $63.7 million and $69.8 million were classified as other noncurrent liabilities, respectively.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, the possibility of claims for damages to natural resources, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the length of time over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us, which could have a material adverse effect on our operating results and financial condition.

13.

We and our subsidiaries are defendants in various legal actions (including proceedings based on alleged exposures to asbestos, perchlorate and vinyl chloride) incidental to our past and current business activities. We believe that none of these legal actions will materially adversely affect our financial position. In light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine the financial impact, if any, on our results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

In the first quarter of 2003, we made a decision to close our manufacturing plant in Indianapolis, Indiana. The Indianapolis facility ceased operations on February 14, 2003.  The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people.  Production at the Indianapolis strip mill has been consolidated within our East Alton, Illinois facility.  While the Indianapolis strip mill had been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with the capacity additions at East Alton have lessened the need to maintain the Indianapolis production base.  As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29.0 million.

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

In the first quarter of 2003, we recorded an after-tax charge of $25.4 million in connection with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  We adopted this standard on January 1, 2003 and it relates to estimated closure costs related to our former operating facilities ($22.1 million, pretax), certain hazardous waste units at our operating plant sites ($14.4 million, pretax), and our Indianapolis facility ($5.0 million, pretax) which was shut down in the first quarter of 2003, as described above.  The after-tax charge was recorded as the cumulative effect of an accounting change.

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

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

($ in millions, except per share data)	2003	2002	2003	2002

Sales	$396.4	$314.3	$786.6	$609.3
Gross Margin	48.0	29.6	92.3	54.5
Selling and Administration	31.6	28.1	61.9	57.3
Restructuring Charge	—	—	29.0	—
Interest Expense, net	4.8	6.0	9.8	12.8
Income (Loss) before Cumulative Effect of Accounting Change	8.5	(7.0)	(5.1)	(18.3)
Net Income (Loss)	8.5	(7.0)	(30.5)	(18.3)
Basic and Diluted Net Income (Loss) Per Common Share:
Income (Loss) before Cumulative Effect of Accounting Change	$0.15	$(0.15)	$(0.09)	$(0.40)
Net Income (Loss)	$0.15	$(0.15)	$(0.53)	$(0.40)

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Sales increased 26% primarily due to the sales of Chase, which we acquired in September 2002 (16%) and an increase in selling prices (10%).  The price increases were primarily related to higher Electrochemical Unit (ECU) prices in the Chlor Alkali Products segment because of the turnaround in the chlor alkali market.

Gross margin percentage increased from 9% in 2002 to 12% in 2003 primarily due to higher ECU selling prices for chlor alkali products.

Selling and administration expenses as a percentage of sales were 8% in 2003 and 9% in 2002.  Selling and administration expenses in 2003 were $3.5 million higher than in 2002 primarily due to higher incentive compensation costs ($2.2 million), the inclusion of Chase’s administration expenses ($0.8 million) and higher pension costs.

The earnings of non-consolidated affiliates were $3.1 million for the second quarter of 2003, up $7.0 million from 2002, due to higher ECU pricing at the Sunbelt Chlor Alkali Partnership (Sunbelt joint venture), which we own equally with our partner, PolyOne Corporation (PolyOne).

Interest expense for the second quarter of 2003 decreased from 2002 due to lower average debt levels in 2003 and lower interest rates on our debt portfolio.  In June 2002, we repaid the $100 million 8% notes.

Our effective tax rate was 45% in the second quarter of 2003 compared to 24% in the second quarter of 2002.  The tax provision recorded on the profits in 2003 was more than the statutory rate while the tax benefits recorded on the losses in 2002 were less than the statutory rate because we are accruing interest on taxes which may become payable in the future.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Sales increased 29% primarily due to the sales of Chase (18%), an increase in selling prices (8%), higher volumes (2%) and metal sales (1%).  The price increases were primarily related to higher ECU prices in the Chlor Alkali Products segment because of the turnaround in the chlor alkali market.  The increase in sales volumes was primarily related to the Winchester  and Chlor Alkali operations and more than offset the decrease in Metals volumes due to the continuing soft demand for our strip and rod products.

Gross margin percentage increased from 9% in 2002 to 12% in 2003 primarily due to higher ECU selling prices for chlor alkali products.

Selling and administration expenses as a percentage of sales were 8% in 2003 and 9% in 2002.  Selling and administration expenses in 2003 were $4.6 million higher than in 2002 primarily due to higher incentive compensation costs ($1.9 million), the inclusion of Chase’s administration expenses ($1.6 million) and higher pension expenses.

The earnings of non-consolidated affiliates were $4.6 million for the first six months of 2003, up $12.4 million from 2002, due to higher ECU pricing at the Sunbelt joint venture.

Interest expense for the first six months of 2003 decreased from 2002 due to lower average debt levels in 2003 and lower interest rates on our debt portfolio.  In June 2002, we repaid the $100 million 8% notes.

In the first six months of 2003, we recorded a tax provision of $0.8 million on a pretax loss of $4.3 million compared to an effective tax rate of 24% in 2002.  The tax benefits recorded on the losses in 2003 and 2002 were less than the statutory rate because we are accruing interest on taxes which may become payable in the future.  In addition, the 2003 restructuring charge included the write-off of goodwill, which is not deductible for tax purposes.

Segment Operating Results

We define our segment operating results as earnings (loss) before interest expense, interest income, other income, restructuring charge, and income taxes.  Segment operating results include an allocation of corporate operating expenses.  Intersegment sales are eliminated.

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Sales:
Chlor Alkali Products	$107.4	$75.2	$204.7	$147.6
Metals	218.3	174.5	440.5	334.9
Winchester	70.7	64.6	141.4	126.8

Total sales	$396.4	$314.3	$786.6	$609.3

Segment operating income (loss) before restructuring charge:
Chlor Alkali Products	$14.2	$(15.2)	$23.2	$(30.3)
Metals	1.1	8.9	1.4	11.2
Winchester	3.1	2.8	8.1	6.2

Total segment operating income (loss) before restructuring charge	18.4	(3.5)	32.7	(12.9)
Restructuring charge	—	—	29.0	—

Operating income (loss)	$18.4	$(3.5)	$3.7	$(12.9)

Chlor Alkali Products

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Sales increased 43% from 2002 primarily due to higher selling prices.  Our ECU netbacks (gross selling price less freight and discounts), excluding our Sunbelt joint venture, were approximately $330 in the second quarter of 2003, compared with approximately $200 in the second quarter of 2002, reflecting the impact of improved pricing.  ECU netbacks in the second quarter of 2003 were approximately $15 higher than the first quarter ECU average.  A large portion of the announced price increases for the second quarter was not implemented as weakness in the vinyl’s industry impacted chlorine demand and industry-wide caustic inventory did not support the announced price increases.  Continuing high natural gas prices also limited customer demand impacting industry operating rates.  Our operating rate in the second quarter was in line with industry operating rates.  Our operating results were higher in the second quarter of 2003 compared to 2002 primarily due to higher prices ($30.7 million) and higher operating results from our Sunbelt joint venture which were $6.7 million higher.  The profit impact from the higher volumes more than offset higher manufacturing costs, which were negatively impacted by higher steam and electricity costs.  The overall chlor alkali industry has seen improved pricing reflecting capacity rationalization and a pass through of high manufacturing cost caused by natural gas pricing.  The operating results from the Sunbelt joint venture, which is a non-consolidated affiliate accounted for under the equity method of accounting, include interest expense of $2 million in 2003 and 2002, on the Sunbelt Notes.  See “Liquidity and Other Financing Arrangements” for a description of the Sunbelt joint venture and the Sunbelt Notes.  Also, in the second quarter of 2003, the Sunbelt joint venture completed a debottlenecking project.  The impact of this project, in terms of capacity, is 40,000 ECUs on an annualized basis.  This works out to a 20,000 ECU increase for each partner.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Sales increased 39% from 2002 due to higher selling prices (34%), and higher volumes (5%).  Our ECU netbacks, excluding our Sunbelt joint venture, were approximately $325 in the first six months of 2003, compared with approximately $215 in the first six months of 2002, reflecting the impact of improved pricing.  This pricing improvement is due to improving economic conditions, industry capacity rationalization and a pass through of high manufacturing cost caused by natural gas pricing.  Our operating results were higher in the first six months of 2003 compared to 2002 primarily due to higher prices ($49.4 million), improved operating results from the Sunbelt joint venture which were $12.1 million higher and higher sales volumes ($4.0 million).  These three factors more than offset higher manufacturing costs.  The operating results from the Sunbelt joint venture included interest expense of $4 million in 2003 and 2002, on the Sunbelt Notes.

Metals

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Sales for the second quarter of 2003 were $218.3 million and include sales of $52.9 million from Chase.  Sales in the second quarter of 2002 were $174.5 million.  Shipment volumes (excluding Chase) were down 10% from 2002 mainly due to softer demand in the automotive and coinage segments with other segments being flat to slightly weaker except for ammunition, which was stronger.  However, reported sales (excluding Chase) were only off 5% because of higher copper prices and a product mix containing a higher metal component.

Shipments to the automotive segment decreased in 2003 by 23% as automotive production has softened from the second quarter of 2002.  Coinage shipments were down 44% from last year resulting from reduced demand from the U.S. Mint primarily related to decreased demand for the state quarter program and the continued general softness in the overall economy.  Shipments to the ammunition segment in 2003 increased from 2002 by 61% due to strong demand from the military.

The Metals segment operating income of $1.1 million includes $1.8 million of Chase profits in 2003.  In the second quarter of 2003, the Metals segment (excluding Chase) recorded an operating loss of $0.7 million in comparison to a profit of $8.9 million in 2002.  The  lower operating results in the second quarter of 2003 were primarily the result of softer volumes and margin pressures.  Higher natural gas costs, higher wages and fringe benefit costs, and the adverse impact of reducing inventories also affected operating results.  Chase sales and profits for the second quarter of 2003 were lower than the comparable period last year as a result of lower demand and lower selling prices.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Sales for the first six months of 2003 were $440.5 million and include sales of $111.1 million from Chase.  Sales for the first six months of 2002 were $334.9 million.  Shipment volumes (excluding Chase) were down 6% from 2002, mainly due to softer demand in the automotive and coinage segments with other segments being flat to slightly weaker, except for ammunition, which was stronger.  However, reported sales (excluding Chase) were only off 2% because of higher copper prices and a product mix containing a higher metal component.

Shipments to the automotive segment decreased in 2003 by 14% as automotive production has softened from the first half of 2002.  Coinage shipments were down 30% from last year.  Coinage shipments are down due to reduced demand from the U.S. Mint primarily related to decreased demand for the state quarter program and the continued general softness in the overall economy.  Shipments to the ammunition segment in 2003 increased from 2002 by 32% due to strong demand from the military.

Metals operating income was $1.4 million (which included $4.8 million of Chase profits) in 2003 and $11.2 million in 2002.  The Metals segment operating results in the first six months of 2003 (excluding Chase) were down $14.6 million and were adversely impacted by a 6% decline in shipments, reduced product margins, higher natural gas costs totaling $2.2 million, and cost escalations in wages and fringe benefit costs approximating $4.5 million.  The shutdown of the Indianapolis facility in the first quarter of 2003 increased profits by $3.3 million compared to the first half of 2002.

Winchester

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Sales for the second quarter of 2003 were up 9% compared to the second quarter of 2002, primarily due to higher volumes.  The increase in sales was primarily driven by higher domestic military demand and slightly higher commercial ammunition sales.  Operating income in the second quarter of 2003 was $3.1 million, compared with $2.8 million in 2002 primarily due to higher domestic military and commercial sales, which were offset in part by higher wages and fringe benefit costs.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Sales for the first six months of 2003 were up 12% compared to the first six months of 2002, primarily due to higher volumes.  The increase in sales was primarily driven by higher domestic military demand.  Operating income in the first six months of 2003 increased to $8.1 million, from $6.2 million in 2002.  This increase was primarily due to the higher sales resulting from increased domestic military demand, which more than offset both increased manufacturing costs and operating expenses resulting from higher natural gas costs and higher wages and fringe benefit costs.

2003 Outlook

In the third quarter of 2003, we expect net income to be in the $0.10 per share range as compared to $0.15 in the second quarter of 2003, primarily because the seasonal improvement in Winchester will be more than offset by the continuing soft demand in the Metals segment.  In the third quarter, Chlor Alkali’s operating income is expected to approximate the second quarter, as lower sales volumes will likely offset the impact of higher expected ECU prices.

In the Chlor Alkali segment, we are expecting our ECU prices to increase slightly from the second quarter of 2003 to the third quarter of 2003 as our contracts reflect the impact of previously-announced price increases on a delayed basis.  However, softer volumes will likely offset the benefit we expect from these higher prices in the third quarter.

We continue to forecast that Chlor Alkali will be the largest factor contributing to our earnings in 2003 and 2004 because of higher chlor alkali prices.

As we look forward to the third quarter for the Metals segment, we forecast that overall demand for our strip and rod products is expected to decline from the second quarter, consistent with historic trends.   Our financial results for the third quarter will also be affected by our and our customers’ regularly scheduled summer plant shutdowns and our decision to reduce our inventories further, thus reducing our working capital consistent with market demand.

Earnings in our Metals segment were adversely impacted by a number of factors, the most significant being continuing soft demand for our strip and rod products.  The weakness in the manufacturing sector in the U.S. has adversely impacted our brass strip and rod businesses and it now appears that the softness in our Metals business may be more prolonged than previously anticipated.  Key domestic end-use segments such as automotive, coinage, commercial construction, computer and telecommunications show continued signs of weakness.  Domestic demand for our products has been impacted not only by the weak economy but also by the transfer of production of end-use products and components parts to offshore locations.  Over the last five years, we believe about 5 percent of domestic demand migrated from the United States to low-cost foreign locations.

We see few signs of improvement and in fact see some signs of further softening of demand in the near term, consistent with historic trends. In addition, U.S. automotive build schedules are expected to decline by 17% at Ford and 12% at GM from the second quarter to the third quarter.  This will result in Ford’s automotive builds being 15% below the third quarter of 2002 and GM’s builds being 6% below the third quarter of 2002.

While some economists are expecting significant improvement in the overall economy in the second half, at this point, we have not seen signs of this in either our strip or rod business.  We believe the recent increase in the price of copper is more a reflection of the expectation of improvement in the economy than actual improvement in the end-use demand of our sheet and rod customers.  In light of this situation, we will implement a series of cost reduction and operational improvement initiatives in order to achieve significant cost reductions and efficiency enhancements.  In addition, our focus on international growth will intensify.  As we monitor the direction of this economy and evaluate its influence on the brass industry, we still believe that our leadership position in sales, technical support, manufacturing and technology will be an important competitive advantage in achieving our goals through these difficult times.

We are anticipating that Winchester will have a good third quarter as customers stock their shelves in advance of the hunting season.

We expect to increase capital spending from $41 million in 2002 to the $55 million range in 2003.  Capital spending in 2002 and 2003 includes about $5 million for Chase.  Our depreciation and amortization in 2003 will be in the $85 million range.

In 2003, we expect to continue to accrue interest on taxes that may become payable in the future and we estimate our tax rate for the balance of 2003 will remain in the 45% range.

We continue to project that we will remain in compliance with our debt covenants.  Both our consolidated leverage ratio and consolidated interest coverage covenants are 3.5 times at September 30th, and remain at that level thereafter in our credit agreement.

Environmental Matters

In the six-month periods ended June 30, 2003 and 2002, we spent approximately $13.5 million and $12.2 million, respectively, for environmental investigatory and remediation activities associated with former waste sites and past operations.  Spending for investigatory and remedial efforts for the full year 2003 is estimated to be between $25 and $30 million.  Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Charges to income for investigatory and remedial activities were $7.4 million in each of the six-month periods ended June 30, 2003 and 2002.  We expect that the charges to income for investigatory and remedial efforts could increase in the second half of 2003 compared to the first half of 2003 by approximately $4 million.  Charges to income for investigatory and remedial efforts were material to operating results in 2002, are expected to be material to operating results in 2003 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future expenditures to investigate and remediate known sites amounting to $91.7 million at June 30, 2003 and $97.8 million at December 31, 2002, of which $63.7 million and $69.8 million was classified as other noncurrent liabilities, respectively.  Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $40 million to $50 million over the next several years, $25 million to $30 million of which is expected to be charged against reserves recorded on our balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, the possibility of claims for damages to natural resources, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us, which could have a material adverse effect on our operating results and financial condition.

Legal Matters

We and our subsidiaries are defendants in various legal actions (including proceedings based on alleged exposures to asbestos, perchlorate and vinyl chloride) incidental to our past and current business activities. We believe that none of these legal actions will materially adversely affect our financial position. In light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine the financial impact, if any, on our results of operations.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Six Months Ended June 30,

Provided By (Used For) ($ in millions)	2003	2002

Net Operating Activities	$(17.2)	$(19.8)
Capital Expenditures	(21.1)	(7.2)
Net Investing Activities	15.2	4.0
Net Financing Activities	(14.0)	(59.7)

In the first six months of 2003, income from operations (exclusive of non-cash charges), cash equivalents on hand and proceeds from short-term investments were used to finance our working capital requirements, capital projects and dividends.

Operating Activities

The decrease in cash used by operating activities was primarily attributable to higher profits from operations, offset in part by a higher investment in working capital, particularly in accounts receivables and inventories.  The investment in accounts receivable is higher in 2003 due to higher sales in Chlor Alkali and Winchester.  Our investment in inventories in 2003 is higher than the first six months of 2002 primarily because we are selling more copper-based alloys on a metal-price-pass-through basis rather than on a toll basis and therefore have to inventory more raw materials.

Investing Activities

Capital spending of $21.1 million in the first six months of 2003 was $13.9 million higher than in the corresponding period in 2002.  The capital spending increase was primarily due to a more normalized level of spending in 2003 compared to 2002 where capital spending was curtailed significantly in response to weak operating results.  For the total year, we plan to manage our capital spending at a level of approximately 65% of depreciation, or about $55 million, compared to 47% of depreciation or $41 million in 2002.

Proceeds from the sale of short-term investments of $25 million represented the equity value of the company-owned life insurance (COLI) program which was discontinued in the first quarter of 2003.  We surrendered the life insurance policies that were purchased by us under this program, and received these proceeds in March 2003.  The surrender of these policies resulted in additional taxable income.  The taxes associated with this taxable income were recorded in the fourth quarter of 2002.

In January 2002, we received $11 million from the sale of the stock of Prudential Insurance Company.  We were awarded these shares of stock in 2001 as a result of Prudential’s conversion from a mutual company to a stock company.

Financing Activities

At June 30, 2003, we had $107 million available under our $140 million senior revolving credit facility with a group of banks.  We issued $33 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, self-insurance obligations and plant closure and post-closure obligations.  The senior credit facility will expire on January 3, 2005.  Under the senior credit facility, we may select various floating rate borrowing options.  It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  In the event that the leverage ratio equals or exceeds 3.75, we are required to grant a security interest in all of our U.S. inventory and accounts receivables.  No assets of our subsidiaries will secure our obligation under our senior credit facility.

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

During the first six months of 2002, we used $2.5 million to repurchase 144,157 shares of our common stock.  There were no share repurchases during the first six months of 2003.  Approximately 154,000 shares remain to be repurchased as of June 30, 2003, under our previously approved stock repurchase programs.

The percent of total debt to total capitalization increased to 63% at June 30, 2003, from 59% at year-end 2002.  The increase from year-end 2002 was due primarily to the lower shareholders’ equity resulting from the restructuring charge and the accounting change under SFAS No. 143.

In 2003, we paid quarterly dividends of $0.20 per share.  In July 2003, our board of directors declared a quarterly dividend of $0.20 per share on our common stock, which is payable on September 10, 2003, to shareholders of record on August 11, 2003.

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

Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity.  As of June 30, 2003, we had long-term borrowings, including the current installment, of $328.5 million of which $0.4 million was issued at variable rates.  We have entered into interest rate swaps on approximately $140 million of our underlying debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  Annual maturities of long-term debt at December 31, 2002, were $2 million in 2003; $27 million in 2004; $52 million in 2005; $1 million in 2006; $2 million in 2007 and $246 million thereafter.

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

In December 2002, we registered $400 million of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants.  At June 30, 2003, the entire $400 million was available for issuance.

We and our partner, PolyOne own equally the Sunbelt joint venture.  We market all of the caustic soda production for the venture, while 250 thousand tons of the chlorine production is required to be purchased by Oxy Vinyls (a joint venture between OxyChem and PolyOne) based on a formula related to the market price of chlorine.  The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017.  The Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the Sunbelt Notes.  The Sunbelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes.  After the payment of approximately $6.1 million on the Series O Notes in December 2002, our guarantee of the notes was approximately $91.4 million at June 30, 2003.  In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment.  In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002.  Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets.  On January 1, 2003 we recorded an after-tax charge of $25.4 million ($0.44 cents per share) for estimated closure costs related to our former operating facilities ($22.1 million, pretax), certain hazardous waste units at operating plant sites ($14.4 million, pretax), and our Indianapolis facility ($5.0 million, pretax) which was shutdown in the first quarter of 2003.  The after-tax charge was recorded as the cumulative effect of an accounting change.  Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated.  The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 is not expected to be significant.  At June 30, 2003, the change in fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation.”  This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  We will continue to account for the cost of stock compensation in accordance with APBO No. 25, “Accounting for Stock Issued to Employees.”  We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  We do not expect this statement to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability.  Many of those instruments were previously classified as equity.  The statement revises the definition of a liability to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and will be effective for financial reporting in the third quarter of 2003.  We are evaluating this statement to determine the impact of its adoption on our financial statements.

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

Certain raw materials and energy costs, namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations.  As of June 30, 2003, we maintained open positions on futures contracts totaling $36.3 million ($42.1 million at June 30, 2002).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $3.6 million ($4.2 million at June 30, 2002) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  Investing activity is not material to our consolidated financial position, results of operations or cash flow.  Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity.  As of June 30, 2003, we had long-term borrowings of $328.5 million ($330.0 million at June 30, 2002) of which $0.4 million ($0.7 million at June 30, 2002) was issued at variable rates.  As a result of our recent fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels.  We have entered into approximately $140 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR).  Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. Assuming no changes in the $140 million debt levels from year-end 2002, we estimate that a hypothetical change of 100 basis points in the LIBOR interest rates from year-end 2002 would impact interest expense by $1.4 million on an annualized pretax basis.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (4.525% at June 30, 2003).  In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period.  Therefore, the interest rates for the current period will be set on December 12, 2003.  We estimate that the rates will be between 4% and 5%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $35 million.  The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity.  In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed-rate debt of the newly refinanced bonds back to variable-rate debt through interest rate swaps.  At June 30, 2003, the interest rates on the swaps of $21 million and $6 million were 1.52% and 1.66%, respectively.  The interest rate on the remaining $8 million swap is set at the end of the six-month reset period, or October 30, 2003, and is expected to be between 0.50% and 1.50%.

These interest rate swaps reduced interest expense, resulting in a decrease in pretax loss of $3.2 million and $2.2 million for the six months ended June 30, 2003 and 2002, respectively.

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

Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules

13a-14(c) and 15d-14(c)) as of June 30, 2003.  Based on this review, they have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that material information relating to Olin Corporation and its consolidated subsidiaries would be disclosed on a timely basis in this report.

(b)	Changes in internal controls.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  For the three months ended June 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

•	extraordinary events, such as additional terrorist attacks or war with one or more countries;

•

continued or additional economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•

the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	unforeseen effects of competition, including the migration by United States customers to low-cost foreign locations;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	higher-than-expected raw material and utility or transportation and/or logistics costs;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards;

•	unexpected additional taxes and related interest as the result of pending income tax audits; and

•	the effects of a continued depressed stock market on the asset values and declining long-term interest rates on the liabilities in our pension plan.

All of our forward-looking statements should be considered in light of these factors.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II - Other Information

Item 1.	Legal Proceedings.

                     Regarding our former mercury cell Chlor Alkali Products plant in Saltville, Virginia, the Trustees for natural resources in the North Fork of the Holston River, the Main Stem Holston River, and associated floodplains, located in Smyth and Washington Counties in Virginia, and in Sullivan and Hawkins Counties in Tennessee recently notified us of, and invited our participation in, an assessment of alleged injuries to natural resources resulting from the release of mercury. The Trustees also notified us that they have made a preliminary determination that we are potentially liable for natural resource damages in said rivers and floodplains. In light of the early stage, and inherent uncertainties, of the assessment, we cannot at this time determine whether the financial impact, if any, of this matter will be materially adverse to our financial condition, liquidity or results of operations.

Item 2.	Changes in Securities and Use of Proceeds.

                      Not Applicable.

Item 3.	Defaults Upon Senior Securities.

                     Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

                     The Company held its Annual Meeting of Shareholders on April 24, 2003.  Of the 57,789,087 shares of Common Stock entitled to vote at such meeting, at least 54,038,022 shares were present for purposes of a quorum.  At the meeting, shareholders elected to the Board of Directors James G. Hascall and William W. Higgins as Class III directors with terms expiring in 2006 and Donald W. Griffin as a Class I director with a term expiring in 2004.  Votes cast for and votes withheld in the election of Directors were as follows:

	Votes For	Votes Withheld

James G. Hascall	51,665,025	2,372,997
William W. Higgins	52,050,008	1,988,014
Donald W. Griffin	51,438,177	2,599,845

                     There were no abstentions or broker nonvotes.

                     The shareholders approved the Olin Corporation 2003 Long Term Incentive Plan.  Voting for the resolution approving the Olin Corporation 2003 Long Term Incentive Plan were 46,078,877 shares.  Voting against were 7,323,821 shares.  Abstaining were 635,324 shares.  There were no broker nonvotes.

                     The shareholders approved the Amended and Restated 1997 Stock Plan for Non-employee Directors.  Voting for the resolution approving the Amended and Restated 1997 Stock Plan for Non-employee Directors were 47,024,038 shares.  Voting against were 6,353,797 shares.  Abstaining were 660,187 shares.  There were no broker nonvotes.

                     The shareholders also ratified the appointment of KPMG LLP as independent auditors for the Corporation for 2003.  Voting for the resolution ratifying the appointment were 52,258,539 shares.  Voting against were 1,503,919 shares.  Abstaining were 275,564 shares.  There were no broker nonvotes.

Item 5.	Other Information.

                     Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

		3(a)	Olin’s Restated Articles of Incorporation as amended through May 8, 1997

		3(b)	Olin’s By-laws as amended effective July 30, 2003

		12	Computation of Ratio of Earnings to Fixed Charges (Unaudited).

		31.1	Section 302 Certification Statement of Chief Executive Officer

		31.2	Section 302 Certification Statement of Chief Financial Officer

		32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

	(b)	Reports on Form 8-K

Form 8-K filed April 24, 2003, furnishing Olin’s first quarter 2003 earnings press release.

Form 8-K filed May 5, 2003, furnishing a press release announcing Olin would make a presentation at investor meetings sponsored by Morgan Stanley on May 7 and 8, 2003.

Form 8-K filed May 7, 2003, furnishing slides that would be presented at the investor meetings sponsored by Morgan Stanley on May 7 and 8, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ A.W. RUGGIERO

Executive Vice President and Chief Financial Officer (Authorized Officer)

Date:  August 14, 2003

EXHIBIT INDEX

Exhibit No.	Description

3(a)	Olin’s Restated Articles of Incorporation as amended through May 8, 1997

3(b)	Olin’s By-laws as amended effective July 30, 2003

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited).

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer