Form 10-Q
period 2003-09-30
OLIN CORP
filed 2003-11-12
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes    ☒         No    ☐

As of October 31, 2003, there were outstanding 58,644,592 shares of the registrant’s common stock.

Part I — Financial Information

Item 1.    Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$148.0	$110.5
Short-term investments	—	25.0
Accounts receivable, net	219.0	168.1
Inventories, net	235.0	255.0
Income taxes receivable	3.1	9.4
Other current assets	51.2	70.1

Total current assets	656.3	638.1
Property, plant and equipment (less accumulated depreciation of $1,296.6 and $1,308.4, respectively)	503.4	551.5
Prepaid pension costs	106.4	106.4
Other assets	64.7	45.9
Goodwill	79.5	81.9

Total assets	$1,410.3	$1,423.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings and current installments of long-term debt	$27.2	$1.6
Accounts payable	96.5	109.8
Accrued liabilities	160.4	145.8

Total current liabilities	284.1	257.2
Long-term debt	300.6	327.6
Accrued pension liability	443.5	445.3
Other liabilities	189.0	162.4

Total liabilities	1,217.2	1,192.5

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized 120.0 shares
Issued 58.6 shares (57.6 in 2002)	58.6	57.6
Additional paid-in capital	457.4	441.9
Accumulated other comprehensive loss	(234.2)	(238.8)
Accumulated deficit	(88.7)	(29.4)

Total shareholders’ equity	193.1	231.3

Total liabilities and shareholders’ equity	$1,410.3	$1,423.8

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Sales	$414.5	$340.3	$1,201.1	$949.6
Operating Expenses:
Cost of goods sold	365.8	307.9	1,060.1	862.7
Selling and administration	34.0	26.2	95.9	83.5
Research and development	1.2	1.2	3.5	3.5
Restructuring charge	—	—	29.0	—
Earnings (loss) of non-consolidated affiliates	1.8	(0.5)	6.4	(8.3)

Operating income (loss)	15.3	4.5	19.0	(8.4)
Interest expense	5.1	5.8	15.4	20.4
Interest income	0.3	0.3	0.8	2.1
Other income	0.4	0.5	2.2	2.1

Income (loss) before taxes and cumulative effect of accounting change	10.9	(0.5)	6.6	(24.6)
Income tax provision (benefit)	4.9	0.5	5.7	(5.3)

Income (loss) before cumulative effect of accounting change	6.0	(1.0)	0.9	(19.3)
Cumulative effect of accounting change, net	—	—	(25.4)	—

Net income (loss)	$6.0	$(1.0)	$(24.5)	$(19.3)

Basic and diluted net income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.10	$(0.02)	$0.02	$(0.41)
Cumulative effect of accounting change, net	—	—	(0.44)	—

Net income (loss)	$0.10	$(0.02)	$(0.42)	$(0.41)

Dividends per common share	$0.20	$0.20	$0.60	$0.60

Average common shares outstanding:
Basic	58.4	49.7	58.1	47.0
Diluted	58.7	49.7	58.1	47.0

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months
	Ended September 30,
	2003	2002

Operating activities
Net loss	$(24.5)	$(19.3)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used for) operating activities:
(Earnings) loss of non-consolidated affiliates	(6.4)	8.3
Depreciation and amortization	62.7	63.8
Deferred income taxes	(4.6)	1.9
Non-cash portion of restructuring charge	22.8	—
Qualified pension plan (income)	—	(5.9)
Common stock issued under employee benefit plans	2.2	4.1
Change in:
Receivables	(50.9)	(44.3)
Inventories	17.0	(17.7)
Other current assets	(0.7)	(17.9)
Accounts payable and accrued liabilities	(0.1)	13.3
Income taxes payable	7.7	(3.8)
Other assets	4.2	4.6
Noncurrent liabilities	25.6	(14.6)
Other operating activities	1.6	(0.5)

Net operating activities	56.6	(28.0)

Investing activities
Capital expenditures	(35.0)	(15.2)
Proceeds from sale of short-term investments	25.0	11.0
Cash acquired through business acquisition, net	—	13.1
Investments and advances-affiliated companies at equity	7.0	(0.5)
Disposition of property, plant and equipment	3.9	13.8
Other investing activities	2.7	0.2

Net investing activities	3.6	22.4

Financing activities
Long-term debt:
Borrowings	—	34.7
Repayments	(1.4)	(135.5)
Issuance of common stock	10.8	63.3
Purchases of Olin common stock	—	(2.5)
Stock options exercised	3.1	2.7
Dividends paid	(34.8)	(27.5)
Other financing activities	(0.4)	(0.5)

Net financing activities	(22.7)	(65.3)

Net increase (decrease) in cash and cash equivalents	37.5	(70.9)
Cash and cash equivalents, beginning of period	110.5	164.8

Cash and cash equivalents, end of period	$148.0	$93.9

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Tabular amounts in millions, except per share data)

(Unaudited)

1.	We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Certain reclassifications were made to prior year amounts to conform to the 2003 presentation. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Inventory consists of the following:

	September 30,	December 31,
	2003	2002

Raw materials and supplies	$113.8	$120.7
Work in process	113.1	114.9
Finished goods	74.3	73.7

	301.2	309.3
LIFO reserve	(66.2)	(54.3)

Inventory, net	$235.0	$255.0

Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2003, reflect certain estimates relating to inventory quantities and costs at December 31, 2003.

3.	Basic and diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended September 30, 2003, reflect the dilutive effect of stock options. The effect of stock options of 0.3 million shares for the three months ended September 30, 2002, has not been included in the 2002 diluted loss per share as their effect would have been anti-dilutive. The effect of stock options of 0.2 million shares for the nine months ended September 30, 2003 and 2002 has not been included in the 2003 and the 2002 diluted loss per share, as their effect would have been anti-dilutive.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Basic Earnings (Loss) Per Share
Net income (loss)	$6.0	$(1.0)	$(24.5)	$(19.3)
Basic shares	58.4	49.7	58.1	47.0
Basic net income (loss) per share	$0.10	$(0.02)	$(0.42)	$(0.41)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Diluted Earnings (Loss) Per Share
Net income (loss)	$6.0	$(1.0)	$(24.5)	$(19.3)
Diluted shares:
Basic shares	58.4	49.7	58.1	47.0
Stock options	0.3	—	—	—

Diluted shares	58.7	49.7	58.1	47.0

Diluted net income (loss) per share	$0.10	$(0.02)	$(0.42)	$(0.41)

4.	We define segment operating income (loss) as earnings (loss) before interest expense, interest income, other income, restructuring charge and income taxes. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are eliminated.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Sales:
Chlor Alkali Products	$100.9	$83.3	$305.6	$230.9
Metals	216.3	164.0	656.8	498.9
Winchester	97.3	93.0	238.7	219.8

Total sales	$414.5	$340.3	$1,201.1	$949.6

Segment operating income (loss) before restructuring charge:
Chlor Alkali Products	$13.2	$(8.1)	$36.4	$(38.4)
Metals	(5.1)	4.8	(3.7)	16.0
Winchester	7.2	7.8	15.3	14.0

Total segment operating income (loss) before restructuring charge	15.3	4.5	48.0	(8.4)
Restructuring charge	—	—	29.0	—

Operating income (loss)	$15.3	$4.5	$19.0	$(8.4)

5.	In the 2002 year-to-date period, Cost of Goods Sold included a pretax gain of $4.5 million on an insurance settlement.

6.	On September 27, 2002, we completed our acquisition of Chase Industries Inc. (Chase) with the issuance of approximately 9.8 million shares of our common stock for 100% of the outstanding stock of Chase. The total consideration was approximately $178 million, which represented the fair value of our common stock issued. Our 2002 third quarter and year-to-date operating results do not include any sales and profits from Chase which we acquired at the end of the third quarter of 2002. For segment reporting purposes, Chase is included in our Metals segment. The following unaudited pro forma condensed results of operations for the three and nine month periods ended September 30, 2002, reflect the acquisition as if it had occurred on January 1, 2002, the beginning of the fiscal period presented.

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Sales	$397.7	$1,129.5
Net income (loss)	0.4	(12.0)
Basic and diluted net income (loss) per common share	$0.01	$(0.21)

7.	The Board of Directors in April, 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the first nine months of 2003. During the first nine months of 2002, we repurchased 144,157 shares of our common stock. At September 30, 2003, approximately 154,000 shares remain to be purchased.

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from the sale, which were to be used for general corporate purposes, were approximately $56 million. In addition, we issued approximately 9.8 million shares of our common stock for the acquisition of Chase in September 2002.

During the first nine months of 2003, we issued approximately 0.2 million (2002—0.2 million) shares with a total value of $3.1 million (2002—$2.7 million), representing stock options exercised. In addition, we issued approximately 0.8 million and 0.7 million shares with a total value of $13.8 million and $12.0 million, respectively, in connection with our Contributing Employee Ownership Plan and our deferred compensation programs.

8.	In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 we recorded an asset and a liability of $41.5 million (of which $7.0 million and $34.5 million were in current liabilities and noncurrent liabilities, respectively) to reflect the cost of retirement obligations related to our former operating facilities ($22.1 million, pretax), certain hazardous waste units at operating plant sites ($14.4 million, pretax), and our Indianapolis facility ($5.0 million, pretax). Since these sites do not generate revenue, we recorded an impairment charge on these same assets, which resulted in an after-tax charge of $25.4 million ($0.44 per share). The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 amounted to $1.2 million for the first nine months of 2003. At September 30, 2003, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

9.	In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting for costs associated with restructuring activities. This new standard changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to be recognized when the liability is incurred rather than when we commit to the plan. SFAS No. 146 is effective for restructuring activity initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003. In the first quarter of 2003, we made a decision to close our manufacturing plant in Indianapolis, Indiana. The Indianapolis facility ceased operations on February 14, 2003. The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people. Production at the Indianapolis strip mill has been consolidated within our East Alton, Illinois facility. While the Indianapolis strip mill has been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with the capacity additions at East Alton have lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29.0 million.

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

The following table summarizes the major components of the 2003 restructuring charge and the remaining balances as of September 30, 2003:

	Original Charge	Amounts Utilized	Accrued Restructuring Costs

Write-off of assets (including $2.4 of goodwill)	$22.8	$(22.8)	$—
Employee severance and job-related benefits	6.2	(3.3)	2.9

	$29.0	$(26.1)	$2.9

10.	In 1996, we adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” and as permitted by SFAS No. 123, we continue to account for the costs of stock compensation in accordance with Accounting Principles Board Opinion (APBO) No. 25, as amended by FIN 44 (FASB Interpretation). In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

Under SFAS No. 148, pro forma net income (loss) and earnings (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. We had no compensation expense for stock options granted during the three and nine-month periods ended September 30, 2003 and September 30, 2002. The fair value of each option granted during 2003 and 2002 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 5.21% in 2003 and 4.97% in 2002, risk-free interest rate of 3.05% in 2003 and 4.27% in 2002, expected volatility of 40% in 2003 and 31% in 2002 and an expected life of 6 years. The fair value of options granted during 2003 and 2002 was $3.83 and $5.16, respectively. The following table shows the difference between reported and pro forma net income (loss) and earnings (loss) per share as if we had recorded compensation expense for the stock options granted during the year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)
As reported	$ 6.0	$ (1.0)	$(24.5)	$(19.3)
Stock-based employee compensation expense, net of tax	(0.6)	(0.7)	(1.6)	(2.1)

Pro forma	$ 5.4	$ (1.7)	$(26.1)	$(21.4)

Per Share Data:
Basic and diluted
As reported	0.10	(0.02)	(0.42)	(0.41)
Pro forma	0.09	(0.03)	(0.45)	(0.46)

11.	We guarantee debt and other obligations under agreements with our affiliated companies and warrant certain products.

The following guarantee applies to our Sunbelt joint venture. We and our partner, PolyOne Corporation (PolyOne) own equally the Sunbelt Chlor Alkali Partnership (Sunbelt joint venture). The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017. The Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the Sunbelt Notes. We have guaranteed Series O of the Sunbelt Notes, and PolyOne has guaranteed Series G of the Sunbelt Notes, in both cases pursuant to customary guaranty agreements. Our guarantee and PolyOne’s guarantee are several, rather than joint. Therefore, we are not required to make any payments to satisfy the indebtedness of PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if the Sunbelt joint venture does not make timely payments on the Sunbelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment. If we were to make debt service payments under our guarantee, we would have a right to recover such payments. Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2002, our guarantee of the notes was approximately $91.4 million at September 30, 2003. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a line of credit, utilized for working capital purposes, of one of our majority-owned foreign affiliates. At September 30, 2003, our majority-owned foreign affiliate had no short-term debt outstanding under this line of credit.

12.	We are party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Environmental provisions charged to income amounted to $5.7 million and $3.7 million in the three-month periods ended September 30, 2003 and 2002, respectively, and $13.1 million and $11.1 million in the nine-month periods ended September 30, 2003 and 2002, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2002 and are expected to be material to operating results in 2003. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $92.1 million at September 30, 2003 and $97.8 million at December 31, 2002, of which $64.1 million and $69.8 million were classified as other noncurrent liabilities, respectively.

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

In the first quarter of 2003, we were accepted to participate in the Internal Revenue Service’s (IRS) settlement initiative pertaining to tax issues relating to our benefits liability management company. Assuming a settlement is reached pursuant to the initiative, we expect to eventually pay approximately $13 million (which had been recorded as a liability in prior years), representing the final settlement, net of tax benefits on the operating results of our benefits liability management company.

In addition, we reached a settlement with the IRS relative to our company-owned life insurance (COLI) program. The settlement with the IRS contemplates a tax payment of approximately

$18 million in the latter part of 2003 or in early 2004 with the remainder of approximately $25 million to be paid in future years. These payments had been recorded as a liability in prior years.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share data)	2003	2002	2003	2002

Sales	$414.5	$340.3	$1,201.1	$949.6
Gross Margin (sales less cost of goods sold)	48.7	32.4	141.0	86.9
Selling and Administration	34.0	26.2	95.9	83.5
Restructuring Charge	—	—	29.0	—
Interest Expense, net	4.8	5.5	14.6	18.3
Income (Loss) before Cumulative Effect of Accounting Change	6.0	(1.0)	0.9	(19.3)
Net Income (Loss)	6.0	(1.0)	(24.5)	(19.3)
Basic and Diluted Net Income (Loss) Per Common Share:
Income (Loss) before Cumulative Effect of Accounting Change	$0.10	$(0.02)	$(0.02)	$(0.41)
Net Income (Loss)	$0.10	$(0.02)	$(0.42)	$(0.41)

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Sales increased 22% primarily due to the sales of Chase, which we acquired in September 2002 (16%), and an increase in selling prices (6%). The price increases were primarily related to higher Electrochemical Unit (ECU) prices in the Chlor Alkali Products segment because of the turnaround in the chlor alkali market.

Gross margin percentage increased from 10% in 2002 to 12% in 2003 primarily due to higher ECU selling prices for chlor alkali products.

Selling and administration expenses as a percentage of sales were 8% in 2003 and 2002. Selling and administration expenses in 2003 were $7.8 million higher than in 2002 primarily due to the inclusion of Chase’s selling and administration expenses ($1.3 million), higher pension expense and other administration expenses such as consulting expenses and various insurance costs.

The earnings of non-consolidated affiliates were $1.8 million for the third quarter of 2003, up $2.3 million from 2002, due to higher ECU pricing at the Sunbelt joint venture, which we own equally with our partner, PolyOne.

Interest expense, net for the third quarter of 2003 decreased from 2002 primarily due to higher average cash balances and lower interest rates on our debt portfolio.

Our effective tax rate was 45% in the third quarter of 2003. The effective tax rate is higher than the 35 percent U.S. federal statutory tax rate primarily due to our inability to utilize state and foreign net operating losses in certain jurisdictions and income in other foreign jurisdictions being taxed at higher rates. In the third quarter of 2002 we recorded a tax provision of $0.5 million on a pretax loss of $0.5 million. The tax benefits recorded on the losses in 2002 were less than the statutory rate because we are accruing interest on taxes which may become payable in the future.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Sales increased 26% primarily due to the sales of Chase (17%), an increase in selling prices (7%), higher volumes (1%) and higher metal sales (1%). The price increases were primarily related to higher ECU prices in the Chlor Alkali Products segment because of the turnaround in the chlor alkali market.

Gross margin percentage increased from 9% in 2002 to 12% in 2003 primarily due to higher ECU selling prices for chlor alkali products.

Selling and administration expenses as a percentage of sales were 8% in 2003 and 9% in 2002. Selling and administration expenses in 2003 were $12.4 million higher than in 2002 primarily due to the inclusion of Chase’s selling and administration expenses ($3.8 million), higher pension expenses, higher incentive compensation costs and other administration expenses such as consulting expenses and various insurance costs.

The earnings of non-consolidated affiliates were $6.4 million for the first nine months of 2003, up $14.7 million from 2002, due to higher ECU pricing at the Sunbelt joint venture.

Interest expense, net for the first nine months of 2003 decreased from 2002 due to lower average debt levels in 2003 and lower interest rates on our debt portfolio. In June 2002, we repaid the $100 million 8% notes.

In the first nine months of 2003, we recorded a tax provision of $5.7 million on a pretax income of $6.6 million compared to an effective tax rate of 22% in 2002. The effective tax rate is higher than the 35 percent U.S. federal statutory tax rate primarily due to our inability to utilize state and foreign net operating losses in certain jurisdictions and income in other foreign jurisdictions being taxed at higher rates. In addition, the 2003 restructuring charge included the write-off of goodwill, which is not deductible for tax purposes. The tax benefits recorded on the losses in 2002 were less than the statutory rate because we were accruing interest on taxes which may become payable in the future.

Segment Operating Results

We define our segment operating results as earnings (loss) before interest expense, interest income, other income, restructuring charge and income taxes. Segment operating results include an allocation of corporate operating expenses. Intersegment sales are eliminated.

($ in millions)	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Sales:
Chlor Alkali Products	$100.9	$83.3	$305.6	$230.9
Metals	216.3	164.0	656.8	498.9
Winchester	97.3	93.0	238.7	219.8

Total sales	$414.5	$340.3	$1,201.1	$949.6

Segment operating income (loss) before restructuring charge:
Chlor Alkali Products	$13.2	$(8.1)	$36.4	$(38.4)
Metals	(5.1)	4.8	(3.7)	16.0
Winchester	7.2	7.8	15.3	14.0

Total segment operating income (loss) before restructuring charge	15.3	4.5	48.0	(8.4)
Restructuring charge	—	—	29.0	—

Operating income (loss)	$15.3	$4.5	$19.0	$(8.4)

Chlor Alkali Products

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Sales increased 21% from 2002 primarily due to higher selling prices (26%), which were offset slightly by lower sales volumes (5%). Our ECU netbacks (gross selling price less freight and discounts), excluding our Sunbelt joint venture, were approximately $335 in the third quarter of 2003, compared with approximately $240 in the third quarter of 2002, reflecting the impact of improved pricing. During the third quarter, the chlor alkali industry realized improved pricing as a result of capacity rationalization and price support resulting from high natural gas-based electricity costs. Pricing held for the most part, but pressure due to weak industry volume was evident during the latter part of the third quarter. The caustic price increase announced for the third quarter was not implemented as demand and industry-wide caustic inventory levels did not support the price increase. Continuing high natural gas prices also limited customer demand, negatively impacting industry operating rates. Our operating rate in the third quarter was slightly below the industry average operating rate. Our operating results were higher in the third quarter of 2003 compared to 2002 primarily due to higher prices ($21.6 million) and higher operating results from our Sunbelt joint venture ($2.3), offset in part by lower volumes as we experienced reduced demand for our chlorine and caustic products. The operating results from the Sunbelt joint venture, which is a non-consolidated affiliate accounted for under the equity method of accounting, include interest expense of $1 million in 2003 and 2002, on the Sunbelt Notes. See “Liquidity and Other Financing Arrangements” for a description of the Sunbelt joint venture and the Sunbelt Notes.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Sales increased 32% from 2002 due primarily to higher selling prices. The change in net sales reflects the pricing improvements in each quarter since the netback low point in the second quarter of 2002. Our ECU netbacks, excluding our Sunbelt joint venture, were approximately $330 in the first nine months of 2003, compared with approximately $225 in the first nine months of 2002, reflecting the impact of improved pricing. This pricing improvement is due to improving economic conditions, industry capacity rationalization and high energy costs. Our operating results were higher in the first nine months of 2003 compared to 2002 primarily due to higher prices ($71.0 million), improved operating results from the Sunbelt joint venture ($14.4 million) and slightly higher sales volumes ($1.6 million). These three factors more than offset higher manufacturing costs. The operating results from the Sunbelt joint venture included interest expense of $5 million in 2003 and 2002, on the Sunbelt Notes. Also, in the second quarter of 2003, the Sunbelt joint venture completed a debottlenecking project. The impact of this project, in terms of capacity, is 40,000 ECU’s on an annualized basis. This works out to a 20,000 ECU increase for each partner.

Metals

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Sales for the third quarter of 2003 were $216.3 million and include sales of $54.5 million from Chase. Sales in the third quarter of 2002 were $164.0 million. Shipment volumes (excluding Chase) were down 10% from 2002 mainly due to softer demand in the automotive and coinage segments with other segments being flat to slightly weaker except for ammunition, which was stronger. However, reported sales (excluding Chase) were only off 1% because of higher copper prices and a product mix containing a higher metal component.

Shipments to the automotive segment decreased in 2003 by 12% as automotive production has softened from the third quarter of 2002. Coinage shipments were down 41% from last year resulting from reduced demand from the U.S. Mint primarily related to decreased demand for the state quarter program and the continued general softness in the overall economy. Electronics shipments were down 7% from last year. Shipments to the ammunition segment in 2003 increased from 2002 by 36% due to strong demand from the military.

The Metals segment operating loss of $5.1 million includes $1.6 million of Chase profits in 2003. In the third quarter of 2003, the Metals segment (excluding Chase) recorded an operating loss of $6.7 million in comparison to a profit of $4.8 million in 2002. The Metals segment (excluding Chase) had lower operating results in the third quarter of 2003 primarily because of softer volumes and margin pressures and higher wages and fringe benefit costs, in particular pension and medical benefits. In addition, higher natural gas costs also negatively affected operating results. Chase sales and profits for the third quarter of 2003 were lower than the comparable period last year as a result of softer demand and lower margins.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Sales for the first nine months of 2003 were $656.8 million and include sales of $165.6 million from Chase. Sales for the first nine months of 2002 were $498.9 million. Shipment volumes (excluding Chase) were down 7% from 2002, mainly due to softer demand in the automotive and coinage segments with other segments being flat to slightly weaker, except for ammunition, which was stronger. However, reported sales (excluding Chase) were only off 2% because of higher copper prices and a product mix containing a higher metal component.

Shipments to the automotive segment decreased in 2003 by 9% as automotive production has softened from 2002. Coinage shipments were down 35% from last year. Coinage shipments are down due to reduced demand from the U.S. Mint primarily related to decreased demand for the state quarter program and the continued general softness in the overall economy. Shipments to the ammunition segment in 2003 increased from 2002 by 34% due to strong demand from the military.

Metals had an operating loss of $3.7 million (which included $6.4 million of Chase profits) in 2003 and an operating profit of $16.0 million in 2002. The Metals segment operating results in the first nine months of 2003 (excluding Chase) decreased $26.1 million and were adversely impacted by a 7% decline in shipments, reduced product margins, higher natural gas costs of $3.0 million, and cost escalations in wages and fringe benefit costs approximating $7.8 million. The shutdown of the Indianapolis facility in the first quarter of 2003 increased profits over the 2002 period. Chase sales and profits for the nine months of 2003 were lower than the comparable period last year as a result of softer demand and lower margins.

Winchester

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Sales for the third quarter of 2003 were $97.3 million compared to $93.0 million in the third quarter of 2002. The increase in sales was primarily driven by higher domestic military demand. Operating income in the third quarter of 2003 decreased to $7.2 million from $7.8 million in 2002 primarily due to increased manufacturing costs and operating expenses resulting from higher wages, fringe benefit and other costs, which more than offset the favorable effect of the higher domestic military sales.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Sales for the first nine months of 2003 were up 9% compared to the first nine months of 2002, primarily due to higher volumes. The increase in sales was primarily driven by higher domestic military demand. Operating income in the first nine months of 2003 increased to $15.3 million, from $14.0 million in 2002. This increase was primarily due to the higher sales resulting from increased domestic military demand, which more than offset both increased manufacturing costs and operating expenses resulting from higher natural gas costs and higher wages and fringe benefit and other costs.

Outlook

In the fourth quarter of 2003, we expect to report a net loss in the $0.05 per diluted share range compared with a reported net loss of $0.21 per diluted share in the fourth quarter of 2002. The reported 2002 net loss of $0.21 per diluted share includes the $0.18 per share charge recorded in connection with the surrender of life insurance policies purchased under the COLI program. Fourth quarter 2003 results are expected to be below the third quarter of 2003 primarily because of the normal seasonal decline in Winchester, lower Chlor Alkali sales volumes and prices, and continuing soft demand in the Metals segment. Both Chlor Alkali and Metals are also affected by seasonal factors.

We are expecting our ECU prices to decrease from the third quarter of 2003 to the fourth quarter of 2003 as our contracts reflect the impact of market price declines that occurred late in the third quarter. We continue to forecast that Chlor Alkali will be the largest factor contributing to our earnings in 2003 and 2004 because of higher chlor alkali prices.

Taking a long-term view of the chlor alkali business, 2003 has been a dramatic turnaround for us due to higher ECU prices and continued initiatives to reduce costs. Natural gas prices, which are a significant cost factor for other chlor alkali producers, are not projected to be a significant cost issue for us, because we buy our electricity from utilities that derive their power primarily from coal, nuclear and hydroelectric sources. Chemical Market Associates, Inc. (CMAI) continues to forecast further improvement in ECU prices in 2004 based on expected growth in the economy and the chlor alkali capacity rationalization that has taken place.

We continue to expect that our capital spending will be in the $55 million range in 2003. Our depreciation and amortization in 2003 will be in the $85 million range.

Our effective tax rate was 45% in the third quarter of 2003. We estimate our tax rate for the balance of 2003 will remain in the 45% range.

We continue to project that we will remain in compliance with our debt covenants. Our consolidated leverage ratio and consolidated interest coverage covenants are 3.5 times at September 30, 2003, and remain at that level thereafter in our credit facility.

Environmental Matters

In the nine-month periods ended September 30, 2003 and 2002, we spent approximately $18.8 million and $17.7 million, respectively, for environmental investigatory and remediation activities associated with former waste sites and past operations. Spending for investigatory and remedial efforts for the full year 2003 is estimated to be in the $25 million range. Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $13.1 million and $11.1 million in the nine-month periods ended September 30, 2003 and 2002, respectively. We expect that the charges to income for investigatory and remedial efforts will increase in the fourth quarter of 2003 compared to the fourth quarter of 2002 by approximately $2 million. Charges to income for investigatory and remedial efforts were material to operating results in 2002, are expected to be material to operating results in 2003 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future expenditures to investigate and remediate known sites amounting to $92.1 million at September 30, 2003 and $97.8 million at December 31, 2002, of which $64.1 million and $69.8 million was classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $40 million to $50 million over the next several years, $25 million to $30 million for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, the possibility of claims for damages to natural resources, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably against us, which could have a material adverse effect on our operating results and financial condition.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
	2003	2002
Provided By (Used For) ($ in millions)
Net Operating Activities	$56.6	$(28.0)
Capital Expenditures	(35.0)	(15.2)
Net Investing Activities	3.6	22.4
Net Financing Activities	(22.7)	(65.3)

In the first nine months of 2003, income from operations (exclusive of non-cash charges), cash equivalents on hand and proceeds from short-term investments were used to finance our working capital requirements, capital projects and dividends.

Operating Activities

The increase in cash provided by operating activities was primarily attributable to higher profits from operations and a lower investment in working capital, particularly in inventories, but offset in part by higher accounts receivables. Our investment in inventories in 2003 was lower than the first nine months of 2002 primarily due to our efforts to reduce inventories in our Metal businesses consistent with market demand. The investment in accounts receivable was higher in 2003 due to higher sales in Chlor Alkali and Winchester.

Investing Activities

Capital spending of $35.0 million in the first nine months of 2003 was $19.8 million higher than in the corresponding period in 2002. The capital spending increase was primarily due to a more normalized level of spending in 2003 compared to 2002 where capital spending was curtailed significantly in response to weak operating results. For the total year, we plan to manage our capital spending at a level of approximately 65% of depreciation, or about $55 million, compared to 47% of depreciation or $41 million in 2002.

Proceeds from the sale of short-term investments of $25 million represented the equity value of the COLI program which we discontinued in the first quarter of 2003. We surrendered the life insurance policies that we purchased under this program, and received these proceeds in March 2003.

The surrender of these policies resulted in additional taxable income. The taxes associated with this taxable income were recorded in the fourth quarter of 2002.

In January 2002, we received $11 million from the sale of the stock of Prudential Insurance Company. We were awarded these shares of stock in 2001 as a result of Prudential’s conversion from a mutual company to a stock company.

On September 27, 2002, we completed our acquisition of Chase with the issuance of approximately 9.8 million shares of our common stock for 100% of the outstanding stock of Chase. The total consideration was approximately $178 million, which represented the fair value of our common stock issued. Our 2002 third quarter and year-to-date operating results do not include any sales and profits from Chase which we acquired at the end of the third quarter of 2002. For segment reporting purposes, Chase is included in our Metals segment.

Financing Activities

At September 30, 2003, we had $110.3 million available under our $140 million senior revolving credit facility with a group of banks. We issued $29.7 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, self-insurance obligations and plant closure and post-closure obligations. The senior credit facility will expire on January 3, 2005. Under the senior credit facility, we may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from this sale were approximately $56 million and provide liquidity and financial flexibility, and strengthen our financial position. The net proceeds were to be used for general corporate purposes.

In March 2002, we also refinanced $34.7 million of tax-exempt debt to create additional capacity under our revolving credit facility by eliminating the need for an equivalent amount of letters of credit.

During the first nine months of 2002, we used $2.5 million to repurchase 144,157 shares of our common stock. There were no share repurchases during the first nine months of 2003. Approximately 154,000 shares remain to be repurchased as of September 30, 2003, under our stock repurchase program.

The percent of total debt to total capitalization increased to 63% at September 30, 2003, from 59% at year-end 2002. The increase from year-end 2002 was due primarily to the lower shareholders’ equity resulting from the restructuring charge and the accounting change under SFAS No. 143.

In each of the first three quarters of 2003, we paid quarterly dividends of $0.20 per share. In October 2003, our board of directors declared a quarterly dividend of $0.20 per share on our common stock, which is payable on December 10, 2003, to shareholders of record on November 10, 2003.

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

Our existing debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of September 30, 2003, we had long-term borrowings, including the current installment, of $327.8 million of which $0.4 million was issued at variable rates. We have entered into interest rate swaps on approximately $139.7 million of our underlying debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. Annual maturities of long-term debt at September 30, 2003, were $27.2 million in 2004; $52.0 million in 2005; $1.1 million in 2006; $1.7 million in 2007; $7.7 million in 2008 and a total of $238.1 million thereafter.

We use operating leases for certain purposes, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties may contain escalation clauses (except for railroad cars) based on increased costs of the lessor, primarily property taxes, maintenance and insurance, and have renewal or purchase options. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002 are as follows: $22.0 million in 2003; $20.6 million in 2004; $19.2 million in 2005; $17.3 million in 2006; $14.9 million in 2007 and a total of $69.7 million thereafter. Assets under capital leases are not significant.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2.4 million per year for 2003 through 2006 and a total of $12.4 million thereafter.

In December 2002, we registered $400 million of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. At September 30, 2003, the entire $400 million was available for issuance.

We and our partner, PolyOne, own equally the Sunbelt joint venture. We market all of the caustic soda production for the venture, while 250 thousand tons of the chlorine production is required to be purchased by Oxy Vinyls (a joint venture between OxyChem and PolyOne) based on a formula related to the market price of chlorine. The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017. The Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the Sunbelt Notes. The Sunbelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2002, our guarantee of the notes was approximately $91.4 million at September 30, 2003. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 we recorded an after-tax charge of $25.4 million ($0.44 cents per share) for estimated closure costs related to our former operating facilities ($22.1 million, pretax), certain hazardous waste units at operating plant sites ($14.4 million, pretax), and our Indianapolis facility ($5.0 million, pretax) which was shutdown in the first quarter of 2003. The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 amounted to $1.2 million for the first nine months of 2003. At September 30, 2003, the change in fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

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

Certain raw materials and energy costs, namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of September 30, 2003, we maintained open positions on futures contracts totaling $41.8 million ($37.3 million at September 30, 2002). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $4.2 million ($3.7 million at September 30, 2002) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our existing debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of September 30, 2003, we had long-term borrowings of $327.8 million ($329.9 million at September 30, 2002) of which $0.4 million ($0.6 million at September 30, 2002) was issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into approximately $139.7 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. Assuming no changes in the $140.3 million variable-rate debt from year-end 2002, we estimate that a hypothetical change of 100 basis points in the LIBOR interest rates from year-end 2002 would impact interest expense by $1.4 million on an annualized pretax basis.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (4.525% at September 30, 2003). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on December 15, 2003. We estimate that the rates will be between 4% and 5%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $34.7 million. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed-rate debt of the newly refinanced bonds back to variable-rate debt through interest rate swaps. At September 30, 2003, the interest rates on the swaps of $21.1 million and $5.5 million were 1.52% and 1.66%, respectively. The interest rate on the remaining $8.1 million swap is set at the end of the six-month reset period, or October 1, 2003, and was 0.77%.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $4.8 million and a decrease in pretax loss of $3.6 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of September 30, 2003. Based on this review, they have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that material information relating to Olin Corporation and its consolidated subsidiaries would be disclosed on a timely basis in this report.

(b)	Changes in internal controls.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the three months ended September 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the S.E.C., including our Annual Report on Form 10-K for the year ended December 31, 2002, include, but are not limited to the following:

•	sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us, such as automotive, electronics, coinage, telecommunications, ammunition, housing, vinyls and pulp and paper;

•	extraordinary events, such as additional terrorist attacks or war with one or more countries;

•	continued or additional economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	unforeseen effects of competition, including the migration by United States customers to low-cost foreign locations;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes or the impact of changes in laws and regulations;

•	higher-than-expected raw material and utility or transportation and/or logistics costs;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards;

•	unexpected additional taxes and related interest as the result of pending income tax audits; and

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan.

All of our forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II — Other Information

Item 1.	Legal Proceedings.

Not Applicable.

Item 2.	Changes in Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

12.	Computation of Ratio of Earnings to Fixed Charges (Unaudited).

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

Form	8-K furnishing Olin’s July 31, 2003 second quarter earnings press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION (Registrant)

By:	/S/ A. W. RUGGIERO

Executive Vice President and Chief Financial Officer (Authorized Officer)

Date:  November 13, 2003

EXHIBIT INDEX

Exhibit No.	Description

12.	Computation of Ratio of Earnings to Fixed Charges (Unaudited).
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer