Form 10-K
period 2003-12-31
OLIN CORP
filed 2004-03-09
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

As of June 30, 2003, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of registrant’s common stock, par value $1 per share held by non-affiliates of registrant was approximately $990,736,832.

As of February 29, 2004, 69,214,707 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s 2004	Part III
Annual Meeting of Shareholders

PART I

Item 1. BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Norwalk, Connecticut. We are a manufacturer concentrated in three business segments: Chlor Alkali Products, Metals and Winchester®. Chlor Alkali Products manufactures chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid and bleach products, which represent 25% of 2003 sales. Metals products, which represent 56% of 2003 sales, include copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, metal packages and stainless steel and aluminum strip. Winchester products, which represent 19% of 2003 sales, include sporting ammunition, canister powder, reloading components, small caliber military ammunition and industrial cartridges.

We maintain an Internet website at http://www.olin.com. Our reports on Form 10-K, Form 10-Q, and Form 8-K, as well as amendments to those reports, are available free of charge on our website, as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission. Our Principles of Corporate Governance, Committee Charters and Code of Business Conduct are available in the Corporate Governance section of the Investor section of our website at www.olin.com.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the U.S. chlor alkali market. Chlorine and caustic soda are co-produced commercially primarily by the electrolysis of salt. These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The industry refers to this as an Electrochemical Unit or ECU. With a demonstrated capacity as of the end of 2003 of 1.22 million ECUs per year, including 50% of the production from our partnership with PolyOne Corporation, which we refer to as our Sunbelt joint venture, we are the fourth largest chlor alkali producer in the United States, according to data from Chemical Market Associates, Inc. (CMAI). CMAI is a global petrochemical, plastics and fibers consulting firm established in 1979. According to CMAI data, we are the largest producer measured by production volume of chlorine and caustic soda in the eastern United States, with facilities located in McIntosh, Alabama, Charleston, Tennessee, Augusta, Georgia, and Niagara Falls, New York. Since transportation costs can be a significant part of the final cost of the product to the customer, our close proximity to our caustic customers is an advantage. Approximately two-thirds of our caustic soda production is high purity membrane and rayon grade, which according to CMAI data, normally commands a premium selling price in the market.

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

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added. Because chlorine and caustic are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product. Prices for both products respond rapidly to changes in supply and demand. Our prices bottomed out in the second quarter of 2002 at approximately $200 and then increased through the third quarter of 2003. In the fourth quarter of 2003, our prices began to decrease.

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

Metals

Products and Services

We have been in the Metals business for approximately 87 years. Based on Copper Development Association Inc. (CDA) data, we are a leading manufacturer of copper and copper alloy sheet, strip, plate, foil and brass rod in the United States. CDA acts as the central authoritative source of data and information pertaining to the U.S. copper and brass industry. While primarily processing copper alloys, we also reroll and form other metals, such as aluminum and stainless steel. We believe we hold leading positions for premium priced, high performance alloys in the United States. We supply high performance alloys to non-U.S. customers through exports, technology licensing, joint ventures and local distribution. Participants in the copper sheet and strip industry include integrated mills, reroll mills and distributors, with many participants engaging in multiple roles. We believe that we are the largest U.S. participant in each of these categories. We believe that our status as the largest U.S. participant affords us a favorable industry position. We also believe we are one of the lowest cost producers, a quality and service leader and a specialty product innovator.

All of our copper sheet and strip mills are both QS 9000 and ISO 9000 certified. QS 9000 is an international automotive standard that was developed by General Motors, Ford Motor Company and Chrysler to harmonize the fundamental supplier quality systems as an assessment tool, and is based upon ISO 9000 standards. All sheet and strip locations are ISO certified. In September 2002, we completed our acquisition of Chase Industries Inc., which we refer to as Chase. Chase, with 2003 sales of $222 million, is a leading manufacturer and supplier of free-machining brass rod in the U.S. and Canada and is ISO 9002 certified.

We maintain many advantages over our competition through our patent-protected technologies. We believe our high performance alloys provide superior strength, conductivity and formability to customers in the automotive, electrical, electronic and telecommunications industries. We currently hold 31 U.S. patents associated with high performance alloys and 61 other U.S. patents related to various proprietary processing and technical capabilities, many of which are also registered in foreign jurisdictions. To further our global presence, we have established a joint venture with Yamaha Corporation in Japan to produce high performance alloys, formed a technical alliance with Wieland-Werke A.G. of Germany under which we jointly develop new high performance alloys and participate in an alloy licensing arrangement and formed a joint venture in 2002 with Luoyang Copper (Group) Ltd. in China to jointly construct and operate a metals distribution center to service the growing Chinese demand, which should be operational in first quarter 2004. These relationships provide us with greater global reach and enable us to provide high performance alloys in Asia and Europe.

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

Historically, demand for copper sheet and strip and rod has exhibited growth consistent with the growth in the U.S. gross domestic product. In the late 1990’s and in 2000, demand expanded at a rapid pace principally due to the strength of the U.S. economy. From 1997 to 2000, sheet and strip demand grew at an annualized growth rate of approximately 8%. In 2001 through 2003, demand was lower primarily because of the economic downturn.

The following table lists products and services of our Metals business, with principal products on the basis of annual sales highlighted in bold face.

Products and Services	Major End Uses	Plants & Facilities*	Major Raw Materials & Components for Products/Services
Copper & copper alloy sheet & strip (standard & high performance)	Electronic connectors, lead frames, electrical components, communications, automotive, builders’ hardware, coinage, ammunition	Bryan, OH East Alton, IL Seymour, CT Waterbury, CT (two locations) Iwata, Japan (Yamaha-Olin Metal Corporation)	copper, zinc & other nonferrous metals

Network of metals service centers	Electronic connectors, electrical components, communications, automotive, builders’ hardware, household products	Allentown, PA Alliance, OH Caguas, PR Carol Stream, IL Suwanee, GA Warwick, RI Watertown, CT Yorba Linda, CA Guangzhou, China (expected to become operational in 1st quarter 2004) Queretaro, Mexico	copper & copper alloy sheet, strip, rod, tube & steel & aluminum strip

Posit-bond® clad metal	Coinage strip & blanks	East Alton, IL	cupronickel, copper & aluminum

Rolled copper foil, Copperbond® foil, stainless steel strip	Printed circuit boards, electrical & electronic, automotive	Waterbury, CT	copper & copper alloy sheet, strip and foil and stainless steel strip

Copper alloy welded tube	Utility condensers, industrial heat exchangers, refrigeration & air conditioning, builders’ hardware, automotive	Cuba, MO	copper alloy strip

Fabricated products	Builders’ hardware, plumbing, automotive and ammunition components	East Alton, IL	copper and copper alloy, and stainless steel strip

Shaped brass rod	Plumbing, consumer durable goods, industrial machinery and equipment, and electrical and electronic parts	Montpelier, OH Los Angeles, CA (distribution center)	brass scrap

High performance, high reliability, hermetic metal packages for microelectronics industry	Computer, telecommunications, medical, aerospace and military	New Bedford, MA	metal alloys, metal matrix composites, glasses and ceramic components
*	If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated.

Strategies

Continue Profitable Growth Globally.    Our goal is to be a leading worldwide supplier of specialty copper-based products and related engineered materials. We intend to achieve this goal by building our high performance alloys business on a global basis. In 2002, we took a number of actions to further develop our global presence, including the acquisition of Chase, a leading manufacturer and supplier of brass rod in the United States and Canada. We entered into an agreement with Luoyang Copper (Group) Ltd. in 2002 to jointly construct and operate a metals service center in Guangzhou, China, which we expect to be operational in the first quarter of 2004.

Maintain Premier Specialty Product Innovator Position.    We believe that we manufacture more high performance alloys than any other competitor, and we continue to allocate resources to maximize this product line. Our specialty products include proprietary high performance alloys and materials that meet strength, gauge, formability and conductivity requirements for applications in our customers’ industries.

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

Winchester

Products and Services

Winchester is in its 137th year of operation and its 73rd year as part of Olin. Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers, law enforcement agencies and domestic and international militaries. We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Our legendary Winchester product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, canister powder, reloading components and industrial cartridges. We believe we are the market leader in both shotshell and centerfire pistol ammunitions. We expect the sporting ammunition industry to be flat in 2004.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors. Winchester has built its business with key high volume mass merchants and specialty sporting goods retailers. We have consistently developed industry-leading ammunition, and for the last six years, Winchester was recognized with the “Ammunition of the Year” award from the Shooting Industry Academy of Excellence for its technological and design leadership.

Winchester purchases raw materials such as lead from merchants, dealers and customers at market prices as posted on exchanges such as the Commodity Metals Exchange, or COMEX, and London Metals Exchange, or LME. Winchester also purchases copper-based strip and cups from our Metals segment. Winchester’s other main raw material is propellant, which is purchased predominately from one of the United States’ largest propellant suppliers.

The following table lists products and services of our Winchester business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/ Services
Winchester® sporting ammunition (shot-shells, small caliber centerfire & rimfire ammunition)	Hunters & recreational shooters, law enforcement agencies	East Alton, IL Geelong, Australia	brass, lead, steel, plastic, propellant, explosives

Small caliber military ammunition	Infantry and mounted weapons	East Alton, IL	brass, lead, propellant, explosives

Government-owned arsenal operation	Maintenance of U.S. Army laid-away production plant	Baraboo, WI	subcontracted & government-supplied components
Industrial products (8 gauge loads & powder-actuated tool loads)	Maintenance applications in power & concrete industries, powder-actuated tools in construction industry	East Alton, IL Geelong, Australia	brass, lead, plastic, propellant, explosives

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

RECENT DEVELOPMENTS

In January 2004, we announced that our board of directors approved plans to move our corporate headquarters to the East Alton, Illinois area. The decision to relocate was driven by the organizational, strategic and economic advantages to locating our corporate headquarters in the East Alton area. The relocation of corporate headquarters will be accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. We expect the headquarters relocation to be completed by the end of 2004. Currently, 82 people are employed on the corporate staff, including 66 in Norwalk. When completed, the efficiencies of being substantially co-located with the Brass and Winchester businesses will result in corporate personnel being reduced by more than forty percent, with total projected savings of approximately $6 million per year. As a result of the relocation, we expect to incur one-time costs of approximately $12 million which will be disclosed as expensed primarily throughout 2004. We expect to provide job transition benefits and outplacement services to all affected employees. The transition is expected to begin in the second quarter of 2004.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00. Net proceeds from the sale were approximately $178 million and were used to make a voluntary contribution of $125 million to our pension plan. The balance of the proceeds of $53 million is available to retire maturing debt or for other corporate purposes.

INTERNATIONAL OPERATIONS

We have sales offices and subsidiaries in various countries which support the worldwide export of products from the United States as well as overseas production facilities. In addition, we manufacture and distribute sodium hydrosulfite in Brazil.

Yamaha-Olin Metal Corporation, manufactures high-performance copper alloys in Japan for sale to the electronics industry throughout the Far East. Our subsidiary, Olin Australia Limited, loads and packs sporting and industrial ammunition in Australia. We entered into an agreement with Luoyang Copper (Group) Ltd. to jointly construct and operate a metals service center in Guangzhou, China, which we expect to be operational in the first quarter of 2004. See the Note “Segment Information” of the Notes to Consolidated Financial Statements in Item 8, for geographic segment data. We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

During 2003, no single customer accounted for more than 5% of consolidated sales. Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 9% of consolidated sales in 2003. Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales. We sell some of our products, such as sporting ammunition and brass, to a large number of users or distributors, while we sell others, such as chlorine and caustic soda, in substantial quantities to a relatively small number of industrial users. We discuss the customers for each of our three businesses in more detail above under “Products and Services.”

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

EMPLOYEES

As of December 31, 2003, we had approximately 5,700 employees (excluding approximately 56 employees at Government-owned, contractor-operated facilities), with approximately 5,600 working in the United States and approximately 100 working in foreign countries. Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes. Although some labor contracts extend for as long as six years, others are for shorter periods. A labor contract for approximately 210 employees at the Chlor Alkali Products Division’s McIntosh, Alabama facility expires in April 2004 and a labor contract for approximately 235 employees at the Metals facility in Montpelier, Ohio expires in June 2004. While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure you that we can conclude these labor contracts or any other labor agreements without work stoppages.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were approximately $5 million during each of 2003, 2002 and 2001.

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

The business of most of our customers, particularly our automotive, coinage, electrical connectors, telecommunications and housing customers, are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in some cases, lower average selling prices. Therefore, any significant downturn in our customers’ businesses or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations or financial condition. As a result of the depressed economic conditions beginning in the fourth quarter of 2000 and continuing through the first half of 2002, our vinyls, urethanes and pulp and paper customers had lower demand for our chlor alkali products. Our coinage, electronic and telecommunications customers had lower demand for our Metals products beginning in the fourth quarter of 2000 and continuing through 2003. Lower demand in our Metals segment adversely affected our business and results of operations in 2001, 2002, and 2003, compared to 2000 and lower demand in our Chlor Alkali Products Segment adversely affected our business and results of operations in 2001 and 2002, compared to 2000. The rod industry has been negatively affected by continued reductions in capital spending in the industrial machinery segment and reduced demand for building and household products as a result of declines in commercial construction.

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

The terrorist attacks of September 11th created many economic and political uncertainties and have had a negative impact on the global economy. The long-term effects of these attacks on our future operating results and financial condition are unknown. The national and international responses to terrorist attacks and the potential for additional terrorist attacks or similar events could have further material adverse effects on the economy in general, on our industry and on our operations. For example, war with one or more countries could have numerous consequences for us and our customers, one of which may be sustained high energy prices.

Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly declines in the ECU netback (gross price less freight and discounts).

Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical, metals and ammunition industries. We experience cycles of fluctuating supply and demand in each of our business segments, particularly in Chlor Alkali Products which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. The industry build cycle, and its impact on industry pricing, has been most pronounced in our Chlor Alkali Products segment. For example, in 1995 and 1996, the chlor alkali industry was very profitable due to a tight supply/demand balance, which resulted in both higher operating rates and higher ECU prices. Higher profits led to reinvestment to expand capacity. This new capacity became operational in 1998 and 1999, resulting in industry over-capacity. This imbalance was exacerbated by falling demand as a result of the Asian financial crisis. The supply/demand imbalance resulted in both lower operating rates and lower ECU prices, and in 1999, many chlor alkali producers had operating losses. The supply/demand balance improved due to improved economic conditions in 2000 compared to 1999, and ECU prices increased in 2000 compared to 1999. As the U.S. and world economies deteriorated in 2001 and through the first half of 2002, the chlor alkali industry again experienced a period of oversupply because of lower industry demand for both chlorine and caustic. Another factor impacting demand for chlorine and caustic soda is the price of natural gas. Higher natural gas prices, which recently have exceeded $5 per million British thermal units, increase our customers’ manufacturing costs, make them less competitive in world markets and, therefore, may result in reduced demand for our products.

Price in the chlor alkali industry is a major supplier selection criterion. We have little or no ability to influence prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. For example, assuming all other costs remain constant, a $10 change in our ECU netback causes a corresponding $12 million increase or decrease in our annual revenues and pre-tax profits, when we are operating at full capacity. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and by controlling selling and administration expenses, we cannot assure you that these efforts will be sufficient to offset fully the effect of changes in pricing on operating results.

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

Our Metals and Winchester segments are also subject to changes in operating results as a result of cyclical pricing pressures, but to a lesser extent than the Chlor Alkali Products segment. We generally pass changes in prices for copper and other metals along to our customers as part of the negotiated price of the finished product in most of our Metals segment product lines. However, our Metals segment experiences manufacturing or pricing pressure with respect to its conversion charges, and we cannot assure you that adverse trends in pricing and margins will not affect operating results in the future. Changes in global supply/demand for copper and copper alloys may affect our ability to obtain raw materials under reasonable terms and conditions which may materially adversely affect our operating results. Similarly, selling prices of ammunition are affected by changes in raw material costs and availability and customer demand, and declines in average selling prices of our Winchester segment could adversely affect our profitability.

Indebtedness—Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligation under our indebtedness.

As of December 31, 2003, we had approximately $328 million of indebtedness outstanding, excluding our guarantee of $85 million of indebtedness of our Sunbelt joint venture. This does not include our $140 million senior credit facility on which we had $107 million available on that date. As of December 31, 2003, our indebtedness represented 65% of our total capitalization.

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

After taking into consideration our interest-rate swaps which convert our fixed rate debt to a variable rate, at December 31, 2003, approximately 43% of our indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, our costs relative to those obligations would also rise.

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

Competition—We face competition from other chemical, metals and ammunition companies, including the migration by United States customers to low-cost foreign locations, which could adversely affect our revenues and financial condition.

We are in active competition with companies producing the same or similar products, as well as, in some instances, with companies producing different products designed for the same uses. With respect to certain product groups, such as ammunition, copper alloys and brass rod, and with respect to certain chlor alkali products, we are among the largest manufacturers or distributors in the United States. We encounter competition in price, delivery, service, securing and maintaining customers, performance, technology, product innovation, and product recognition and quality, depending on the product involved. Our customers could decide to move some or all of their production to lower cost, offshore locations and this could reduce demand in the United States for our products. With respect to certain products, some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate and throughout the economy as a whole. If we do not compete successfully, our business, financial condition and results of operations could be adversely affected.

Environmental Costs—We have ongoing environmental costs, which could materially adversely affect our financial position or results of operations.

The nature of our operations and products, including the raw materials we handle, exposes us to the risk of liabilities or claims with respect to environmental matters. We have incurred, and will continue to incur, significant costs and capital expenditures in complying with environmental laws and regulations.

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

Accordingly, it is possible that some of the matters in which we are involved or may become involved may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters.”

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

Labor Matters—We cannot assure you that we can conclude future labor contracts or any other labor agreements without work stoppages.

Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes. Although some labor contracts extend for as long as six years, others are for shorter periods. A labor contract for approximately 210 employees at the Chlor Alkali Products facility in McIntosh, Alabama expires in April 2004 and a labor contract for approximately 235 employees at the Metals facility in Montpelier, Ohio expires in June 2004. While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure you that we can conclude future labor contracts or any other labor agreements without work stoppages.

Tax Audits—We are currently subject to ongoing tax audits, which may result in additional tax payments.

We are currently subject to ongoing audits by the Internal Revenue Service in connection with our Federal tax returns for the years from 1992 to 2000; however, we have closed all tax years through 1991. Depending on the outcome of these audits, we may be required to pay additional taxes, and any additional taxes and related interest could be substantial. We have reserved amounts which we believe will be sufficient for any adverse outcome. The timing of any such payments is uncertain.

Pension Plans—Declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan may result in higher pension costs and the need to fund the pension plan in future years, earlier than expected.

Under Statement of Financial Accounting Standards (SFAS) No. 87, we recorded a $220 million after-tax charge ($360 million pretax) to Shareholders’ Equity as of December 31, 2002, reflecting an accumulated benefit obligation in excess of the year-end market value of assets of our pension plan. In 2003, the decline in interest rates more than offset a significant rebound in the value of the plan’s assets, which necessitated the recording of an additional after-tax charge to shareholders’ equity of $20 million ($32 million pretax). This is a non-cash charge and does not affect our ability to borrow under our revolving credit agreement.

Based on our assumptions and estimates, including historical plan experience and assumptions regarding the future and the $125 million voluntary contribution from the proceeds of our offering of 10 million shares of common stock, we may be required to make additional contributions to the pension fund. For 2004, we estimate that our non-cash pension pretax expense will be approximately $10 million higher than 2003 ($2.5 million per quarter) versus $20 million higher had we not made the $125 million voluntary contribution, and that pension expense will continue to increase by about $10 million per year over the next few years.

Security and Chemicals Transportation—New regulations on the transportation of hazardous chemicals and/or the security of chemical manufacturing facilities in response to the increased terrorist threat post September 11th could result in significantly higher operating costs.

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

We are a defendant in a number of pending legal proceedings relating to our present and former operations. These include proceedings alleging injurious exposure of plaintiffs to various chemicals and other substances (including proceedings based on alleged exposures to asbestos, perchlorate and vinyl chloride). Frequently, such proceedings involve claims made by numerous plaintiffs against many defendants. We believe we have valid defenses to these proceedings and are defending them vigorously. However, because of the inherent uncertainties of litigation, we are unable to predict the outcome of these proceedings and therefore cannot determine whether the financial impact, if any, will be material to our financial position or results of operations.

Changes in Laws and Regulations—We are subject to a variety of existing laws and regulations that affect our business.

We are unable to determine what effect, if any, the impact of changes in existing or new laws and regulations and the associated compliance costs may have on our operating results.

Item 2. PROPERTIES

We have manufacturing sites at 21 separate locations in 12 states and Puerto Rico and two manufacturing sites and a distribution facility in three foreign countries. In addition, a metals service center in China is expected to be operational in the first quarter of 2004. Most manufacturing sites are owned although a number of small sites are leased. We listed the locations at or from which our products and services are manufactured, distributed or marketed in the tables set forth under the caption “Products and Services.”

We lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments throughout the world.

Item 3. LEGAL PROCEEDINGS

(a) We completed the work of covering certain former waste ponds in 2003 in connection with remediation of mercury contamination at the site of our former mercury cell chlor alkali plant in Saltville, Virginia, and have now completed all remediation work required to date.

We have met with the site’s Natural Resources Trustees at the Trustees’ request regarding past releases from the Saltville site and the nearby North Fork of the Holston River. In mid-2003, the Trustees for natural resources in the North Fork of the Holston River, the Main Stem Holston River, and associated floodplains, located in Smyth and Washington Counties in Virginia, and in Sullivan and Hawkins Counties in Tennessee notified us of, and invited our participation in, an assessment of alleged injuries to natural resources resulting from the release of mercury. The Trustees also notified us that they have made a preliminary determination that we are potentially liable for natural resource damages in said rivers and floodplains. In light of the early stage, and inherent uncertainties, of the assessment, we cannot at this time determine whether the financial impact, if any, of this matter will be material to our financial position or results of operations. See “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b) As part of the continuing environmental investigation by federal, state and local governments of waste disposal sites, we have entered into a number of settlement agreements requiring us to contribute to the cost of the investigation and cleanup of a number of sites. We expect this process of investigation and cleanup to continue. See “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(c) As a result of an internal audit of our East Alton, Illinois facility, we questioned whether recent upgrades to certain operations were completed in full compliance with certain USEPA air emissions regulations. Although our facility received a modification to its air emissions permit from the Illinois Environmental Protection Agency, or IEPA, for the upgrades, the permit modification may not have addressed or completely addressed all applicable regulations. On February 15, 2002, we disclosed to USEPA and IEPA that the upgrades may not have been in compliance with all aspects of USEPA regulations. Upon further review, we submitted a report to IEPA in June 2002, discussing our analysis of the regulations applicable to the upgrades. We have offered to work with USEPA and IEPA to determine the nature and extent of the issues and to correct them, if necessary. As part of the resolution of this issue, we may need to enhance pollution control equipment at our East Alton facility and pay some penalty. We do not expect that the ultimate resolution of this matter will have a material impact on our financial position, or on our results of operations.

(d) We and our subsidiaries are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos, perchlorate and vinyl chloride) incidental to our past and current business activities. While we believe that none of these legal actions will materially impact our financial position, in light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations.

In particular, we have been named as defendant in a number of similar legal actions (including several proposed class actions) filed in 2003 and 2004 in federal and state court in San Jose, California relating to alleged groundwater contamination arising from perchlorate use between 1956 and 1996 by Olin and another, unrelated, defendant at an Olin facility in Morgan Hill, California. We are working with California state regulatory authorities to determine the scope of potential contamination. We are vigorously defending these suits and opposing any class certification.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the three months ended December 31, 2003.

Executive Officers as of February 29, 2004

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (53)	President and Chief Executive Officer	1996
Anthony W. Ruggiero (62)	Executive Vice President and Chief Financial Officer	1995
Thomas M. Gura (58)	Executive Vice President, Metals Group	1997
Peter C. Kosche (61)	Senior Vice President, Corporate Affairs	1993
George B. Erensen (60)	Vice President and General Tax Counsel	1990
Mary E. Gallagher (38)	Vice President and Controller	1999
John L. McIntosh (49)	Vice President and President, Chlor Alkali Products Division	1999
George H. Pain (53)	Vice President, General Counsel and Secretary	2002
Janet M. Pierpont (56)	Vice President and Treasurer	1990

No family relationship exists between any of the above named executive officers or between any of them and any of our Directors. Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

Each of the above-named executive officers, except M. E. Gallagher and G. H. Pain, has served as an executive officer for not less than the past five years.

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

As of January 31, 2004, we had approximately 6,780 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

The high and low sales prices of our common stock during each quarterly period in 2003 and 2002 are listed below. A dividend of $0.20 per common share was paid during each of the four quarters in 2003 and 2002.

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$20.00	19.70	19.00	20.53
Low	14.97	16.40	15.82	15.79

2002
Market price of common stock per New York Stock Exchange composite transactions
High	$18.80	22.25	22.60	17.06
Low	13.85	16.98	15.59	13.90

This table summarizes share and exercise price information about our equity compensation plans as of December 31, 2003. The table does not include:

•	500,000 shares available under a deferral plan assumed in connection with the acquisition of Monarch Brass & Copper Corp. (Monarch), under which certain former employees of that company with deferred compensation may periodically transfer the deferred amount into shares of Olin common stock on the basis of the then-current fair market value, although no such transfers had been made as of December 31, 2003, or

•	46,950 shares remaining available as of December 31, 2003 under Olin’s Employee Deferral Plan, which permits employees to defer certain elements of compensation in shares of Olin common stock, on the basis of the fair market value of the shares at the time of the deferral.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders (2)	4,861,564(3)	$19.30(3)	2,231,077
Equity compensation plans not approved by security holders (4)	N/A(4)	N/A(4)	N/A(4)

Total	4,861,564	$19.30(3,4)	2,231,077

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.

(2)	Does not include information about equity compensation plans that have expired. No additional awards may be granted under those expired plans. As of December 31, 2003:

Plan Name	Expiration Date	Number of Securities Issuable Under Outstanding Awards	Exercise Price	Weighted Average Remaining Term
1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries	4/30/98	408,883	$20.81	1.64 years

Olin 1991 Long Term Incentive Plan	4/30/01	753,060 (options)	$18.97	6.08 years
		13,700 (restricted stock)	N/A	N/A – weighted average remaining vesting period of 0.17 years
		5,850 (performance shares)	N/A	0 years remaining in performance measurement period

(3)	Consists of the 1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries, the 2000 Long Term Incentive Plan, the 2003 Long Term Incentive Plan and the 1997 Stock Plan for Non-employee Directors. Includes:

•	4,725,847 shares issuable upon exercise of options with a weighted average exercise price of $19.30, and a weighted average remaining term of 6.04 years,

•	38,208 shares issuable under restricted stock unit grants, with a weighted average remaining term of 1.59 years, and

•	402,265 shares issuable in connection with outstanding performance share awards, with a weighted average term of 1.52 years remaining in the performance measurement period.

•	The shares issuable upon exercise of options include 920,000 shares subject to performance accelerated vesting options, that vest on the earlier of December 27, 2009, or the tenth day in any 30 calendar day period upon which the average of the high and low per share sales prices of Olin’s common stock as reported on the consolidated transaction system for New York Stock Exchanges issues is at or above $28.00.

•	Includes 135,717 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees, and dividends on deferred stock under the plan.

(4)	Does not include information about equity compensation plans assumed in connection with the acquisition of Chase Industries Inc. in September 2002 by merger. No additional awards may be granted under those assumed plans. As of December 31, 2003, options for a total of 570,242 shares, with a weighted average exercise price of $16.98 per share, and a weighted average remaining term of 3.02 years, were outstanding under the various plans assumed in connection with that acquisition.

Does not include a total of 627,296 shares issuable upon the exercise of outstanding options under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan, with a weighted average exercise price of $25.00, and a weighted average remaining term of 2.96 years. No additional options or other awards may be issued under that plan.

Item 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR SUMMARY

($ and shares in millions, except per share data)	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993
Operations
Sales	$1,586	$1,301	$1,271	$1,549	$1,395	$1,504	$1,572	$1,817	$1,886	$1,686	$1,507
Cost of Goods Sold	1,406	1,181	1,122	1,277	1,215	1,239	1,276	1,455	1,541	1,425	1,447
Selling and Administration	130	115	116	127	122	123	132	155	153	139	135
Research and Development	5	5	5	5	7	10	8	20	17	18	21
Gain (Loss) on Sales and Restructuring of Businesses and Spin-off costs	(31)	—	(39)	—	—	(63)	—	179	—	—	(26)
Earnings (Loss) of Non-consolidated Affiliates	8	(7)	(8)	2	(11)	—	1	2	2	(1)	(1)
Interest Expense	20	26	17	16	16	17	24	27	33	27	29
Interest and Other Income (Expense)	3	6	23	5	3	7	14	11	(7)	1	1

Income (Loss) from Continuing Operations before Taxes, Discontinued Operations and Cumulative Effect of Accounting Change	5	(27)	(13)	131	27	59	147	352	137	77	(151)
Income Tax Provision (Benefit)	4	4	(4)	50	10	21	50	125	47	26	(60)

Income (Loss) from Continuing Operations before Discontinued Operations and Cumulative Effect of Accounting Change	1	(31)	(9)	81	17	38	97	227	90	51	(91)
Discontinued Operations	—	—	—	—	4	40	56	53	50	40	(1)
Cumulative Effect of Accounting Change, Net	(25)	—	—	—	—	—	—	—	—	—	—

Net Income (Loss)	(24)	(31)	(9)	81	21	78	153	280	140	91	(92)

Financial Position
Cash, Cash Equivalents and Short-Term Investments	190	136	202	82	46	75	185	605	2	2	1
Working Capital(1)	180	245	79	171	206	150	88	(220)	22	86	(16)
Property, Plant and Equipment, Net	501	552	477	483	468	475	517	400	580	540	534
Total Assets	1,445	1,424	1,219	1,123	1,063	1,589	1,707	2,118	1,963	1,749	1,685
Capitalization:
Short-Term Debt	27	2	102	1	1	1	8	137	122	29	113
Long-Term Debt	301	328	329	228	229	230	262	271	406	418	449
Shareholders’ Equity	176	231	271	329	309	790	879	946	841	749	596

Total Capitalization	504	561	702	558	539	1,021	1,149	1,354	1,369	1,196	1,158

Per Share Data
Net Income (Loss)
Basic:
Continuing Operations(2)	0.02	(0.63)	(0.22)	1.80	0.36	0.79	1.91	4.30	1.71	0.87	(2.82)
Discontinued Operations	—	—	—	—	0.09	0.85	1.11	1.04	1.04	0.96	(0.03)
Accounting Change, Net	(0.44)	—	—	—	—	—	—	—	—	—	—

Net Income (Loss)	(0.42)	(0.63)	(0.22)	1.80	0.45	1.64	3.02	5.34	2.75	1.83	(2.85)

Diluted:
Continuing Operations(2)	0.02	(0.63)	(0.22)	1.80	0.36	0.79	1.90	4.26	1.70	0.87	(2.82)
Discontinued Operations	—	—	—	—	0.09	0.84	1.10	1.01	0.97	0.96	(0.03)
Accounting Change, Net	(0.44)	—	—	—	—	—	—	—	—	—	—

Net Income (Loss)	(0.42)	(0.63)	(0.22)	1.80	0.45	1.63	3.00	5.27	2.67	1.83	(2.85)

Cash Dividends
Common (historical)	0.80	0.80	0.80	0.80	0.90	1.20	1.20	1.20	1.20	1.10	1.10
Common (continuing operations)	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.73	0.73
ESOP Preferred (annual rate)	—	—	—	—	—	—	—	5.97	5.97	5.97	5.97
Series A Preferred (annual rate)	—	—	—	—	—	—	—	—	3.64	3.64	3.64
Shareholders’ Equity(3)	2.99	4.01	6.24	7.48	6.87	17.25	17.98	18.13	17.03	15.43	13.62
Market Price of Common Stock:
High	20.53	22.60	22.75	23.19	19.88	49.31	51.38	48.00	38.63	30.13	25.25
Low	14.97	13.85	12.05	14.19	9.50	23.88	35.38	34.88	24.25	23.00	20.00
Year End	20.06	15.55	16.14	22.13	19.81	28.31	46.88	37.63	37.13	25.75	24.75
Other
Capital Expenditures	55	41	65	95	73	78	76	74	116	80	80
Depreciation	81	87	85	79	78	76	76	84	77	78	74
Common Dividends Paid	47	39	35	36	41	58	61	60	57	44	42
Purchases of Common Stock	—	3	14	20	11	112	163	—	—	—	—
Current Ratio	2.2	2.5	1.8	1.9	2.0	1.8	1.8	1.6	1.0	1.2	1.0
Total Debt to Total Capitalization(4)	65.0%	58.8%	61.4%	41.0%	42.7%	22.6%	23.5%	30.1%	37.9%	36.5%	46.8%
Effective Tax Rate	76.5%	n/a	30.8%	38.2%	37.0%	35.6%	34.0%	35.5%	34.3%	33.2%	40.0%
Average Common Shares Outstanding	58.3	49.4	43.6	44.9	45.4	47.9	50.5	50.0	47.6	41.0	38.2
Shareholders	6,800	7,200	7,500	8,000	8,600	9,200	10,600	11,300	12,000	12,100	13,000
Employees(5)	5,700	6,200	5,900	6,700	6,700	6,400	6,600	6,200	7,200	7,500	7,100

In December 1996, we sold our isocyanates business for $565 in cash. 1996 and prior include the operating results of the isocyanates business.

(1)	Working Capital excludes Cash and Cash Equivalents and Short-Term Investments.
(2)	Includes gain of $2.20 on sale of the isocyanates business in 1996.
(3)	In 1994 and 1993, calculation is based on common shares and Series A Conversion Preferred Stock outstanding.
(4)	Excluding reduction to equity for the Employee Stock Ownership Plan from 1993 through 1996.
(5)	Employee data exclude employees who work at government-owned/contractor-operated facilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS BACKGROUND

Our manufacturing operations are concentrated in three segments: Chlor Alkali Products, Metals and Winchester. All three are capital intensive manufacturing businesses with growth rates closely tied to the general economy. Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity. Our Chlor Alkali Products business is a commodity business where all supplier products are similar and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. While a majority of Metals sales are of a commodity nature, this business has a significant volume of specialty engineered products targeted for specific end-uses. In these applications, technical capability and performance differentiate the product and play a significant role in product selection and thus price is not the only selection criterion. Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

RECENT DEVELOPMENTS AND HIGHLIGHTS

2003 and 2004 Years

In the first quarter of 2003, we made a decision to close our manufacturing plant in Indianapolis, Indiana. The Indianapolis facility ceased operations on February 14, 2003. The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people. Production at the Indianapolis strip mill has been consolidated within our East Alton, Illinois facility. While the Indianapolis strip mill had been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with capacity additions at East Alton have lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29 million. In addition, we recorded in the fourth quarter of 2003, a pretax restructuring charge of $2 million primarily for the write down of certain non-U.S. assets, netted with a reduction of a previously established reserve related to our Indianapolis restructuring.

The major portion of the first and fourth quarter charges was a non-cash charge ($25 million) related to the loss on disposal or write-off of equipment and facilities and goodwill. The balance of the restructuring charges related to severance and job-related benefit costs. At the Indianapolis facility, approximately 190 employees were terminated, while nine employees were transferred to the East Alton facility. In addition to the closing of the Indianapolis facility, the Metals segment had determined that further cost reductions were necessary due to continuing depressed economic conditions. Approximately 55 employees were terminated to reduce headcount through a combination of a reduction-in-force program in Metals and the relocation of the segment’s New Haven, Connecticut metals research laboratory activities to two existing manufacturing locations. We continue to estimate that the annual pretax savings from the Indianapolis shutdown will more than offset the one-time cash costs and that the savings will be higher in 2004 when the full-year effect of this shutdown will be realized.

In the first quarter of 2003, we recorded an after-tax charge of $25 million in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” We adopted this standard on January 1, 2003 and the charge is for estimated closure costs related to our former operating facilities, certain hazardous waste units at our operating plant sites, and our Indianapolis facility which was shut down in the first quarter of 2003, as described above. The after-tax charge was recorded as the cumulative effect of an accounting change.

In the first quarter of 2003, we were accepted to participate in the Internal Revenue Service’s (IRS) settlement initiative pertaining to tax issues relating to our benefits liability management company. Assuming a settlement is reached pursuant to the initiative, we expect to eventually pay approximately $13 million (which had been recorded as a liability prior to 2002), representing the final settlement, net of tax benefits on the operating results of our benefits liability management company.

In addition, we reached a settlement with the IRS relative to our company-owned life insurance (COLI) program. The settlement with the IRS contemplates a tax payment of approximately $20 million in the first half of 2004 with the remainder of approximately $23 million to be paid in future years. These payments had been recorded as a liability prior to 2002.

Under SFAS No. 87, we recorded a $220 million after-tax charge ($360 million pretax) to Shareholders’ Equity as of December 31, 2002, reflecting an accumulated benefit obligation in excess of the year-end market value of assets of our pension plan. In 2003, the decline in interest rates more than offset a significant rebound in the value of the plan’s assets, which necessitated the recording of an additional after-tax charge of $20 million ($32 million pretax). This is a non-cash charge and does not affect our ability to borrow under our revolving credit agreement. On February 6, 2004, we made a voluntary contribution of $125 million to the pension plan with the proceeds from the issuance of common stock (described below). We expect that the 2004 voluntary contribution will have a beneficial effect on the 2004 pension expense of approximately $10 million pretax ($6 million after tax). Therefore, it is expected that the non-cash pension pretax expense in 2004 will be approximately $10 million higher than 2003 ($2.5 million per quarter) versus $20 million higher had we not made the $125 million voluntary contribution and that pension expense will continue to increase by about $10 million per year over the next few years. The voluntary contribution will improve the funded status of the pension plan. Based on revised assumptions and estimates taking into account the 2004 voluntary contribution, we now believe that only minimal contributions will be required until 2008.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00. Net proceeds from the sale were approximately $178 million and were used to make a voluntary contribution of $125 million to our pension plan. The balance of the proceeds of $53 million is available to retire maturing debt or for other corporate purposes.

In January 2004, we announced that our board of directors approved plans to move our corporate headquarters to the East Alton, Illinois area. The decision to relocate was driven by the organizational, strategic and economic advantages to locating our corporate headquarters in the East Alton area. The relocation of corporate headquarters will be accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. We expect the headquarters relocation to be completed by the end of 2004. Currently, 82 people are employed on the corporate staff, including 66 in Norwalk. When completed, the efficiencies of being substantially co-located with the Brass and Winchester businesses will result in corporate personnel being reduced by more than forty percent, with total projected savings of approximately $6 million per year. As a result of the relocation, we expect to incur one-time costs of approximately $12 million which will be disclosed as expensed primarily throughout 2004. We expect to provide job transition benefits and outplacement services to all affected employees. The transition is expected to begin in the second quarter of 2004.

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

In November 2002, we announced that our Metals segment had entered into an agreement with Luoyang Copper to jointly construct and operate a metals service center in Guangzhou, Guangdong Province, China. The joint venture named Olin Luotang Metals (GZ) Ltd., Co., will process and distribute both our and Luoyang’s copper alloy products to the growing Chinese marketplace. The joint venture will allow us to supply specialty alloys targeted at the electronics, automotive and telecommunications industries, at competitive prices. This joint venture is expected to be operational in the first quarter of 2004.

2001 Year

In June 2001, we acquired the stock of Monarch for approximately $48 million. Monarch was a privately held, specialty copper alloy manufacturer headquartered in Waterbury, CT. It produces and distributes an array of high performance copper alloys and other materials used for applications in electronics, telecommunications, automotive products and building products.

In the third quarter of 2001, we recorded a pretax charge for restructuring and unusual items of $29 million primarily for costs associated with a salaried workforce reduction through an early retirement incentive program. Cost of Goods Sold and Other Income included $2 million and $1 million, respectively, of unusual items. Cost of Goods Sold included the write-off of inventory associated with cancelled customer orders. Other Income included the write-off of an investment in an E-commerce company because the company declared bankruptcy and was dissolved and therefore had no future value. The third-quarter restructuring charge of $26 million related to the 190 employees retiring in connection with the retirement program and represented primarily pension and postretirement benefit curtailment losses and severance. As of December 31, 2002, all employees had retired.

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

CONSOLIDATED RESULTS OF OPERATIONS

	2003	2002	2001
	($ in millions, except per share data)
Sales	$1,586	$1,301	$1,271
Gross Margin	180	120	149
Selling and Administration	130	115	116
Restructuring Charge	31	—	39
Interest Expense, net	19	23	16
Other Income	2	3	22
Income (Loss) before Taxes and Cumulative Effect of Accounting Change	5	(27)	(13)
Income (Loss) before Cumulative Effect of Accounting Change…	1	(31)	(9)
Cumulative Effect of Accounting Change, net	(25)	—	—
Net Loss	(24)	(31)	(9)
Diluted Net Loss Per Common Share:
Income (Loss) before Cumulative Effect of Accounting Change	$0.02	$(0.63)	$(0.22)
Accounting Change, net	$(0.44)	$—	$—
Net Loss	$(0.42)	$(0.63)	$(0.22)

2003 Compared to 2002

Sales increased 22% primarily due to the inclusion of the sales of Chase (13%), an increase in selling prices (6%), higher metal sales (2%) and higher volumes (1%). The price increases were primarily related to higher ECU prices in the Chlor Alkali Products segment because of the turnaround in the chlor alkali market.

Gross margin percentage increased from 9% in 2002 to 11% in 2003 primarily due to higher ECU selling prices for chlor alkali products.

Selling and administration expenses as a percentage of sales were 8% in 2003 and 9% in 2002. Selling and administration expenses in 2003 were $15 million higher than in 2002 primarily due to higher pension costs ($5 million), the inclusion of Chase’s selling and administration expenses ($4 million), and other administration expenses such as consulting expenses ($2 million) and various legal expenses ($2 million).

The earnings of non-consolidated affiliates were $8 million for 2003, up $15 million from 2002, primarily due to higher ECU pricing at the Sunbelt joint venture (2003—$7 million income; 2002—$8 million loss).

Interest expense, net of interest income decreased from 2002 due to lower average debt levels in 2003 ($3 million) and lower interest rates on our debt portfolio ($2 million), offset in part by lower 2003 interest income resulting from lower interest income rates ($1 million). In June 2002, we repaid the $100 million 8% notes.

In 2003, we recorded a tax provision of $4 million on a pretax income of $5 million. The effective tax rate is higher than the 35 percent U.S. federal statutory tax rate primarily due to our inability to utilize state and foreign net operating losses in certain jurisdictions and income in other foreign jurisdictions being taxed at higher rates. In addition, the 2003 restructuring charge included the write-off of goodwill, which is not deductible for tax purposes. The tax benefits recorded on the losses in 2002 were less than the statutory rate because we recorded a tax provision of $10 million in connection with the surrender of life insurance policies purchased by us under the COLI program and were accruing interest on taxes which may become payable in the future.

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

Other income decreased from 2001 primarily due to the gains on the demutualization of Prudential Insurance ($11 million) and the sale of excess real estate ($6 million) and a non-recurring fee payment ($2 million), all of which were received in 2001.

The effective tax rate decreased in 2002 to a negative 15.6% from 30.8% in 2001. The tax benefit recorded on the loss in 2002 was less than the statutory rate because we recorded a tax provision of $10 million in connection with the surrender of life insurance policies purchased by us under the COLI program and were accruing interest on taxes which may be payable in the future.

SEGMENT OPERATING RESULTS

Historically, our external reporting of segment operating results included an allocation of all corporate costs to three operating segments. In the past, senior management and the board of directors have reviewed the results of the businesses both on an externally reported basis (including the allocation of all corporate costs) and on a divisional basis (excluding the allocation of corporate costs). During 2003 it became apparent that the most effective way to review the results of our businesses was without the corporate allocation. Therefore, all of the monthly operations reviews focused on the division pretax results (earnings before interest and tax and excluding corporate) and the Corporate/Other costs.

Consistent with the guidance in SFAS No. 131, “Disclosures and Segments of an Enterprise and Related Information,” we have determined it would be more appropriate to create a separate Corporate/Other segment for external reporting purposes to capture those corporate costs, which are not readily allocable back to the segments such as environmental remediation costs, pension income and expense, and other purely corporate items. This is consistent with the manner in which the results are accumulated in the consolidation process and the manner in which they are viewed by senior management and the board of directors. We believe that by isolating these corporate costs in a separate segment we will provide more transparent and understandable disclosure about the operating results of our segments and that is consistent with how we assess the performance of our businesses.

We define segment operating income as earnings (loss) before interest expense, interest income, other income, restructuring charge and unusual items and income taxes and include the operating results of non-consolidated affiliates. Segment operating results exclude in 2003 the restructuring charge ($31 million, pretax) and in 2001 the restructuring charge and unusual items ($42 million, pretax).

Management monitors segment operating results and earnings per share excluding unusual items such as restructuring charges, unusual charges/credits and accounting changes. Management believes that these items are unique and are not part of the ongoing business results. Management believes that providing this information to investors will better enable them to understand our historical and future earnings trends by excluding these items.

($ in millions)	2003	2002	2001
Sales:
Chlor Alkali Products	$400	$321	$384
Metals	883	697	618
Winchester	303	283	269

Total sales	$1,586	$1,301	$1,271

Operating Income (Loss) Before Restructuring Charges and Unusual Items:
Chlor Alkali Products	$63	$(24)	$21
Metals	11	19	8
Winchester	22	16	7
Corporate/Other:
Pension(1)	18	26	34
Environmental	(20)	(15)	(14)
Other Corporate and Unallocated Costs	(41)	(29)	(34)

Total Operating Income (Loss) Before Restructuring Charges and Unusual Items	53	(7)	22
Interest Expense	20	26	17
Interest Income	1	3	1
Other Income	2	3	22
Restructuring Charges	(31)	—	(39)
Unusual Items (Recorded in Cost of Goods Sold)	—	—	(2)

Income (Loss) before Taxes and Cumulative Effect of Accounting Change	$5	$(27)	$(13)

(1)	An analysis of pension income (expense) is summarized in the table below. The service cost and the amortization of prior service costs are allocated to the operating segments based on their respective estimated census data. Other components of pension costs include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.

	2003	2002	2001
Service cost and prior service cost	$(23)	$(23)	$(20)
Other components of pension costs	18	26	34

Subtotal pension income (expense)	(5)	3	14
Curtailment charge—ERIP	—	—	(17)

Total pension income (expense)	$(5)	$3	$(3)

Chlor Alkali Products

2003 Compared to 2002

Sales increased 25% from 2002 due primarily to higher ECU prices. The change in net sales reflects the pricing improvements since the netback low point in the second quarter of 2002. These sales results reflect a tremendous turnaround year over year as the chlor alkali industry pricing rebounded from the depressed levels of a year ago. The year started out with aggressive price increases as the economy started to gain momentum. The pricing improvement continued until late in the third quarter when industry-wide caustic inventory and production exceeded demand. Excess caustic inventory and imports of off shore material forced U. S. producers to reduce pricing. Chlorine pricing remained steady during the year due to strong demand, primarily in the vinyls segment. Our ECU netbacks, excluding our Sunbelt joint venture, were approximately $325 in 2003, compared with approximately $235 in 2002, reflecting the impact of improved pricing. This pricing improvement was due to improving economic conditions and industry capacity rationalization. Our operating rates for the full year 2003 were approximately 86% compared to 87% in 2002.

Our operating results were higher in 2003 compared to 2002 primarily due to higher selling prices ($78 million) and improved operating results from the Sunbelt joint venture ($15 million) because of higher selling prices. These two factors, along with the segment’s cost reduction programs, more than offset higher manufacturing costs which resulted from increases in steam cost (natural gas price), increases in electricity cost and normal escalation. The operating results from the Sunbelt joint venture included interest expense of $7 million in 2003 and 2002, on the Sunbelt Notes. Also, in the second quarter of 2003, the Sunbelt joint venture completed a debottlenecking project. The impact of this project, in terms of capacity, was 40,000 ECU’s on an annualized basis or 20,000 ECU increase for each partner.

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

Operating results were significantly lower in 2002 primarily due to lower prices ($69 million), offset in part by higher volumes ($8 million) and improved results from our Sunbelt joint venture ($1 million) and lower costs ($15 million). Losses from the Sunbelt joint venture were $8 million in 2002 and $9 million in 2001. The losses from the Sunbelt joint venture include interest expense of $7 million in 2002 and 2001 on the Sunbelt Notes. Profit improvement activities, lower steam cost, overall cost management and the voluntary separation program implemented at the end of 2001 contributed to these cost reductions.

Metals

2003 Compared to 2002

Sales for 2003 were $883 million and include sales of $222 million from Chase. Excluding Chase, sales were $661 million. Sales for 2002 (excluding fourth quarter Chase sales of $52 million) were $645 million. Shipment volumes (excluding Chase) were down 4% from 2002, mainly due to softer demand in the automotive and coinage segments with other segments being flat to slightly weaker, except for ammunition, which was stronger. However, reported sales (excluding Chase) increased 3% because of higher copper prices and a product mix containing a higher metal component.

Shipments to the automotive segment decreased in 2003 by 7% as automotive production declined versus 2002 levels. Coinage shipments were down 25% from last year due to reduced demand from the U.S. Mint primarily related to decreased demand for the state quarter program and the continued general softness in the overall economy. Shipments to the ammunition segment in 2003 increased from 2002 by 29% due to strong demand from the military.

Metals had an operating profit of $11 million (which included $8 million of Chase profits) in 2003 and an operating profit of $19 million (which included $2 million of fourth quarter profits at Chase) in 2002. The Metals segment operating results in 2003 (excluding Chase) decreased $14 million and were adversely impacted by a 4% decline in shipments, reduced product margins, higher natural gas costs of $4 million, and cost escalations in wages and fringe benefit costs approximating $4 million. The shutdown of the Indianapolis facility in the first quarter of 2003 increased profits over the 2002 period. Although the decline did not affect our 2003 results compared to 2002 results, as we acquired Chase in September 2002, Chase sales and profits for 2003 were lower than 2002 as a result of softer demand and lower margins.

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

Shipments to the automotive and ammunition segments each increased by 21% compared to last year. Shipments to the automotive segment increased in 2002 as we increased our penetration into this end-use category and an increase in automotive production in 2002. Shipments to the ammunition segment increased as a result of increased domestic military demand. Shipments to the electronics segment increased by 18% in 2002 compared with 2001 but were still down about 50% from the 1997 to 2000 average demand. Coinage shipments were down 39% from last year due to reduced demand from the U.S. Mint primarily related to decreased demand for the state quarter program, the lack of public acceptance of the $1 Sacagawea coin and the continued general softness in the overall economy. In summary, although strip shipments were up in the automotive and electronics segments, this was offset by lower coinage shipments and by sales to the electronics segment that continued to be well below their historical norms.

Metals operating income was $11 million higher in 2002 compared with 2001. Operating income benefited by the 5% increase over the previous year in strip volumes, as mentioned above; however, this benefit was partially offset by lower unit margins. Operating income was also favorably impacted by the inclusion of $2 million of Chase profits and various cost reduction initiatives including the early retirement program and the consolidation of Monarch’s distribution operations with A.J. Oster which, on a combined basis, amounted to about $12 million in cost savings year over year. Partially offsetting the cost reduction initiatives and higher volumes in 2002 were increased employee-related benefit costs of about $7 million. Also, the 2001 results included a $4 million last-in, first-out (LIFO) inventory liquidation benefit offset by the negative impact of the East Alton work stoppage in 2001.

Winchester

2003 Compared to 2002

Sales for 2003 were up 7% compared to 2002, primarily due to higher volumes. The increase in sales was primarily driven by higher domestic military demand. Operating income in 2003 increased to $22 million, from $16 million in 2002. This increase was primarily due to the higher sales resulting from increased domestic military demand, which more than offset higher wages and fringe benefit costs.

2002 Compared to 2001

Sales in 2002 were 5% higher than 2001 primarily due to higher volumes (4%) and prices (1%) in the military and domestic commercial ammunition businesses. Winchester posted operating income of $16 million in 2002 compared with $7 million in 2001. The increase in sales accounted for most of the increase in operating income. The cost benefit realized in 2002 associated with the 2001 early retirement incentive program and the absence of the effect of the 2001 strike were offset in part by the absence of the 2001 non-recurring income from the settlement of a claim.

Corporate/Other

2003 Compared to 2002

In 2003 we recorded total pension expense of $5 million and in 2002 pension income of $3 million thereby resulting in an $8 million increase in total pension costs. The service cost and prior service cost components of pension expense, which are included in the operating segments and in other corporate and unallocated costs, were essentially equal in both years. The resulting decrease in the pension credit ($18 million in 2003, $26 million in 2002) recorded in Corporate/Other was due to the poor market returns on the pension assets in previous years and, to a lesser extent, the decline in interest rates. After making the voluntary contribution of $125 million in February 2004, it is now expected that the total pension pretax expense in 2004 will be approximately $10 million higher than 2003 ($2.5 million per quarter) versus $20 million higher had we not made the $125 million voluntary contribution and that pension expense will continue to increase by about $10 million per year over the next few years. The voluntary contribution will improve the funded status of the pension plan. Based on updated assumptions and estimates, taking into account the 2004 voluntary contribution, we now believe that only minimal contributions to the pension plan will be required until 2008. We discuss our assumptions with respect to pension estimates under “Critical Accounting Policies and Estimates.”

In 2003, charges to income for environmental investigatory and remedial activities were $20 million compared to $15 million in 2002. These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Other corporate and unallocated costs increased from $29 million in 2002 to $41 million in 2003. The increase relates primarily to an insurance gain of $4 million recorded in 2002, and higher expenses in 2003 related to consulting fees ($2 million), various legal expenses ($2 million), higher incentive and deferred compensation costs ($2 million), and accretion expense ($1 million) associated with our asset retirement obligations recorded in accordance with Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which we adopted on January 1, 2003.

2002 Compared to 2001

In 2002, we recorded total pension income of $3 million compared to pension expense of $3 million in 2001. The service cost and prior year service cost components of pension expense, which are included in the operating segments and in other corporate and unallocated costs increased by $3 million from 2001. The 2001 pension expenses included a $17 million curtailment loss associated with the salaried workforce reduction through an early retirement incentive program at the Metals and Winchester operations in East Alton, IL and the 2001 idling of the Indianapolis brass mill. Excluding the curtailment charge, pension income decreased $11 million in 2002 over 2001. The decrease in pension income was due to the decline in interest rates and the poor market returns on the pension assets over the past several years.

Other corporate and unallocated expenses decreased from $34 million in 2001 to $29 million in 2002. The primary contributor to this decrease was the insurance gain of $4 million in 2002.

2004 OUTLOOK

For the first quarter of 2004, the Metals segment is expecting improved results over the first quarter of 2003 because of higher volumes as a result of the improving economy. Winchester’s profits are expected to be about equal to the first quarter last year. Chlor Alkali profits are expected to be somewhat below the first quarter of 2003 with projected increased volumes partially offsetting lower pricing.

Compared to the fourth quarter of 2003, the Metals segment is expecting improved results in the first quarter of 2004 because of higher volumes as a result of the improving economy and normal seasonal factors. Winchester’s profits are expected to be improved over the fourth quarter of 2003 primarily because of seasonal factors. Chlor Alkali profits are expected to approximate those of the fourth quarter as increased volumes are expected to offset lower pricing.

In the early part of the first quarter of 2004 in the Metals segment, business continues to improve in our strip operations. The level of booking activity in our strip operations and comments we hear from Metals customers are more encouraging than three months ago. In our rod business, we anticipate an increase in the level of booking activity as the year unfolds. However, visibility is still limited. Clad coinage demand from the U.S. Mint is up 40% from first quarter 2003 to 2004, indicative of a stronger economy. The new Lewis & Clark commemorative nickel program for 2004-2006 is also increasing demand. Brass strip used to manufacture ammunition continues at 2003’s second half levels and is up 30% over 2003’s first quarter. With defense budgets still strong, we expect these levels to continue for all of 2004. Sales to the automotive electrical segment, which were strong in the fourth quarter of 2003, continue to be strong in the first quarter of 2004, which supports our high performance alloy sales.

Although Winchester’s profits are expected to be about equal to the first quarter last year, its profits are expected to improve over the fourth quarter of 2003 primarily due to seasonal factors. Winchester was the winner of a five-year contract to provide ammunition for the Department of Homeland Security that will commence shipments in the second quarter of 2004. Also, the Army has awarded Winchester a one-year contract to produce 70 million rounds of 5.56 mm rifle ammunition beginning in June 2004 to supplement production at the Army’s arsenal. In addition, there are several military emergency procurements that are pending that could favorably affect Winchester later this year.

In Chlor Alkali, we are expecting our ECU prices to decrease from the fourth quarter of 2003 to the first quarter of 2004 as our contracts reflect the impact of fourth quarter market price declines. According to reports in the trade press, caustic prices declined about $20 per ton from the end of the third to the end of the fourth quarter in 2003 and there has been some additional downward pressure in January. The caustic soda market has not recovered at the same rate as the chlorine market, resulting in some excess industry caustic supply. Contract chlorine prices have held relatively steady since the end of the third quarter. However, in the latter part of January 2004 a chlorine price increase of $75 per ton has been announced by several major producers effective immediately or as contracts allow. Operating rates have increased in the early part of the first quarter with a corresponding reduction in chlorine inventories. The chlorine supply/demand situation is very tight due to increased demand from vinyls and other sectors.

In 2004, we expect that charges to income for environmental investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites could be in the $25 million range compared to $20 million in 2003. The 2004 estimate is based on expectations regarding the potential resolution of investigations or remedial actions at known sites. The 2004 actual amounts could differ from our estimate for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application.

For 2004 we expect that capital spending will be in the $60 million range and depreciation and amortization will be in the $75 million range.

ENVIRONMENTAL MATTERS

	2003	2002	2001
	($ in millions)
Cash Outlays:
Remedial and Investigatory Spending (Charged to Reserve)	$25	$25	$26
Capital Spending	2	3	3
Plant Operations (Charged to Cost of Goods Sold)	16	16	17

Total Cash Outlays	$43	$44	$46

Reserve for Environmental Liabilities:
Beginning Balance	$98	$100	$110
Charges to Income	20	15	14
Businesses Acquired	—	8	2
Remedial and Investigatory Spending	(25)	(25)	(26)

Ending Balance	$93	$98	$100

The establishment and implementation of federal, state and local standards to regulate air, water and land quality has affected and will continue to affect substantially all of our manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances, and remediation of contaminated sites, has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase plant operating costs. We employ waste minimization and pollution prevention programs at our manufacturing sites.

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial efforts were material to operating results in 2003, 2002, and 2001 and may be material to net income in future years. Such pretax charges to income were $20 million, $15 million and $14 million in 2003, 2002, and 2001 respectively. These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. The 2003 increase in environmental charges to income was primarily attributable to additional liabilities relating to alleged groundwater contamination at a former plant site and the cleanup of potential contaminants in the soil at an offsite disposal area.

Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Total environmental-related cash outlays for 2004 are estimated to be $50 million, of which $26 million is expected to be spent on investigatory and remedial efforts, $6 million on capital projects and $18 million on normal plant operations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

Our estimated environmental liability at the end of 2003 was attributable to 64 sites, 17 of which were USEPA National Priority List (NPL) sites. Ten sites accounted for approximately 75% of such liability and, of the remaining sites, no one site accounted for more than 2% of our environmental liability. One of these ten sites is in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are being conducted by us and a Record of Decision (ROD) or its equivalent has not been issued. At one of the ten sites, a ROD or its equivalent has been issued by a responsible state agency and we are engaged in performing the remedial measures required by that ROD and part of that site is subject to a remedial investigation. At four of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term Operation, Maintenance and

Monitoring (OM&M) stage. The four remaining sites are in long-term OM&M. All ten sites are either associated with past manufacturing operations or former waste disposal sites.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $93 million at December 31, 2003, and $98 million at December 31, 2002, of which $67 million and $70 million were classified as other noncurrent liabilities, respectively. The 2002 environmental liabilities included $8 million from the Chase acquisition. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $40 million to $50 million over the next several years, $25 million to $30 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other Potentially Responsible Parties (PRPs) and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2003, we estimate we may have additional contingent environmental liabilities of $50 million in addition to the amounts for which we have already taken a reserve.

LEGAL MATTERS

We and our subsidiaries are defendants in various legal actions (including proceedings based on alleged exposures to asbestos, perchlorate and vinyl chloride) incidental to our past and current business activities. We describe some of these matters in “Item 3—Legal Proceedings.” While we believe that none of these legal actions will materially adversely impact our financial position, in light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

Provided By (Used For)	2003	2002	2001
	($ in millions)
Net Operating Activities	$119	$31	$76
Capital Expenditures	(55)	(41)	(65)
Net Investing Activities	(12)	(13)	(111)
Net Financing Activities	(28)	(72)	143

In 2003, income exclusive of non-cash charges, proceeds from the sale of short term investments and cash equivalents on hand were used to finance our working capital requirements, capital and investment projects and dividends.

Operating Activities

In 2003, the increase in cash provided by operating activities was primarily attributable to higher profits from operations and a lower investment in working capital, particularly in inventories, offset in part by higher accounts receivables. Our investment in inventories in 2003 was lower than 2002 primarily due to our efforts to reduce inventories in our Metal businesses consistent with market demand. The investment in accounts receivable was higher in 2003 due to higher sales in Chlor Alkali (higher ECU prices) and Metals (higher metal prices). In 2002, the decrease in cash provided by operating activities as compared to 2001 was primarily attributable to lower operating results and a higher investment in working capital. The higher investment in working capital was attributable to the Metals segment where we are now selling more on a metal-price pass through basis rather than on a toll basis and therefore have to inventory more metal.

Capital Expenditures

Capital spending of $55 million in 2003 was $14 million higher than in 2002, as we returned to a more normalized level of spending in 2003. In 2002, we curtailed all non-essential capital spending in response to the weak operating results. Capital spending in 2002 of $41 million was 37% lower than 2001. The 2002 capital spending decrease also related to completion of projects that were begun in 2000, primarily to expand production capacity in Metals higher value-added product categories, in particular high performance alloys. This expansion was completed in the second half of 2001 with the majority of the spending occurring in 2000. Capital spending in 2003 was approximately 68% of depreciation compared to 47% in 2002.

In 2004, we plan to manage our capital spending at a level approximating 80% of depreciation, or about $60 million, an increase of approximately 9% over the 2003 amount.

Investing Activities

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

In January 2002, we received $12 million for the sale of the stock of Prudential Insurance Company. We were awarded these shares of stock in 2001 as a result of Prudential’s conversion from a mutual company to a stock company.

In our efforts to dispose of non-strategic, unproductive assets during a period of a soft economy and weak operating results, we sold the company-owned airplane. The disposition of property, plant and equipment in 2002 represents primarily the sale of the airplane at approximately book value.

The 2003 decrease in investments and advances in affiliated companies, at equity, represents increased cash distributions in excess of Sunbelt’s improved operating results which more than offset our share of Sunbelt’s repayment of its Series O Notes and related interest expense. The increase in 2002 for investments and advances in affiliated companies, at equity, represents primarily our share of Sunbelt’s repayment of debt and related interest obligations. In addition, we funded a portion of Sunbelt’s operating losses in 2002.

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

Financing Activities

On January 3, 2002, we entered into a three-year senior revolving credit facility of $140 million, including a sublimit for letters of credit, which will expire on January 3, 2005. At December 31, 2003, we had $107 million available under this senior revolving credit facility. We issued $33 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, self-insurance, and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

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

During 2002 and 2001, we used $3 million and $14 million to repurchase 0.1 million and 0.7 million shares of our stock, respectively. Under programs previously approved by our board of directors, approximately 154,000 shares remained to be repurchased as of December 31, 2003.

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from this sale were approximately $56 million.

During 2003 and 2002, we issued 915,159 and 1,039,259 shares of common stock with a total value of $16 million and $18 million, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

The percent of total debt to total capitalization increased to 65% at December 31, 2003, from 59% at year-end 2002 and was 61% at year-end 2001. The increase from year-end 2002 was due primarily to the lower shareholders’ equity resulting from the restructuring charge and the accounting change under SFAS No. 143. The decrease in 2002 from 2001 was due to the repayment of the $100 million 8% notes offset in part by the effect of the lower shareholders’ equity at December 31, 2002.

Dividends per common share were $0.80 in 2003, 2002 and 2001. Total dividends paid on common stock amounted to $47 million in 2003, $39 million in 2002 and $35 million in 2001.

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

Cash flow from operations is subject to change as a result of the cyclical nature of our operating results, which have been affected recently by economic cycles and resulting downturn in many of the industries we serve, such as automotive, electronics and the telecommunications sectors. In addition, cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. A $10 per ECU selling price change equates to a $12 million pretax profit change when we are operating at full capacity.

Our current debt structure is used to fund our business operations and commitments from banks under our revolving credit facility are a source of liquidity. As of December 31, 2003, we had long-term borrowings, including the current installment, of $328 million of which $1 million was at variable rates. We have entered into interest rate swaps on approximately $140 million of our underlying debt obligations whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. Annual maturities of long-term debt are $27 million in 2004; $52 million in 2005; $1 million in 2006, $2 million in 2007; $8 million in 2008 and a total of $238 million thereafter.

We use operating leases for certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses (except for railroad cars) based on increased costs of the lessor, for primarily property taxes, maintenance and insurance and have renewal or purchase options. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003 are as follows: $22 million in 2004; $21 million in 2005; $18 million in 2006; $17 million in 2007; $13 million in 2008 and a total of $64 million thereafter. Assets under capital leases are not significant.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract and, under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2 million per year for each year of 2004 through 2006 and a total of $10 million thereafter.

We utilize a credit facility and standby letters of credit. In January 2002, we entered into a senior revolving credit facility with a group of banks. This credit facility is described above under the caption, “Financing Activities.” As of December 31, 2003, we did not have any outstanding borrowings under this credit facility. At December 31, 2003, we had outstanding standby letters of credit of $33 million. These letters of credit were used to support certain long-term debt, self-insurance, and plant closure and post-closure obligations.

In December 2002, we registered $400 million of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. At December 31, 2003, the entire $400 million was available for issuance.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00. Net proceeds from the sale were approximately $178 million and were used to make a $125 million voluntary contribution to our pension plan. The balance of the proceeds of $53 million is available to retire maturing debt or for other corporate purposes. The amount available under the $400 million registration statement filed with the Securities and Exchange Commission was reduced by the proceeds from this issuance of securities.

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

We have guaranteed the Series O Notes, and PolyOne has guaranteed the Series G Notes, in both cases pursuant to customary guaranty agreements. Our guarantee and PolyOne’s guarantee are several, rather than joint. Therefore, we are not required to make any payments to satisfy the Series G Notes guaranteed by PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if the Sunbelt joint venture does not make timely payments on the Sunbelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment. If we were to make debt service payments under our guarantee, we would have a right to recover such payments from PolyOne.

Beginning on December 22, 2002 and each year thereafter until maturity of the Sunbelt Notes in 2017, our Sunbelt joint venture is required to repay approximately $12 million of the Notes, of which approximately $6 million is attributable to the Series O Notes. After the payment of $6 million on the Series O Notes in December 2003, our guarantee of these notes was $85 million at December 31, 2003. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Excluding our guarantee of the Sunbelt Notes described above, our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Year
Long-Term Contractual Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Long-term debt obligations(a)	$301	$—	$53	$10	$238
Off-Balance Sheet Commitments:
Noncancelable operating leases	162	23	42	33	64
Support Agreement	2	—	1	1	—
Purchasing commitments:
Raw materials	45	6	11	12	16
Utilities	22	11	11	—	—
Operating supplies	1	1	—	—	—

Total	$533	$41	$118	$56	$318

(a) Excludes current maturities of long-term debt of $27 million which are classified within current liabilities.

The long-term contractual commitments, shown above, except for our long-term debt obligations, are not recorded on our Consolidated Balance Sheet. Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs. For losses that we believe are probable and which are estimable we have accrued for such amounts in our consolidated balance sheets. In addition to the table above, we have various commitments and contingencies including: defined benefit and postretirement health care plans (as described below), environmental matters (see “Environmental Matters” included in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), tax exposures (see Item 1—“Additional Factors that May Affect Future Results”—Tax Audits), and litigation claims (see Item 3—“Legal Proceedings”).

We have several defined benefit and defined contribution pension plans, as described in the Pension and Other Postretirement Benefit Plans note in the Notes to Consolidated Financial Statements. We fund these plans based on the minimum amounts required by law plus such amounts we deem appropriate. On February 6, 2004, we made a voluntary contribution of $125 million to the pension plan. We now believe that only minimal contributions will be required until 2008.

We have postretirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries, as described in the Pension and Other Postretirement Benefit Plans note in the Notes to Consolidated Financial Statements. These plans are generally not pre-funded and expenses are paid by us as incurred. Approximately $14 million was paid in 2003. Estimated payments are $15 million for 2004 and $16 million for 2005. These estimates are based on a growth rate of approximately 9.5% due to the estimated impact of health care cost inflation and demographic changes.

We also have standby letters of credit with various financial institutions. At December 31, 2003, we had $107 million available under our senior revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Significant estimates in our consolidated financial statements include goodwill recoverability, environmental, restructuring and other unusual items, litigation, income tax reserves including deferred tax asset valuation allowance, pension, postretirement and other benefits and allowance for doubtful accounts. We base our estimates on prior experience, facts and circumstances and other assumptions. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the financial statements.

Goodwill

Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. Goodwill and other intangibles are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates, and comparable company trading multiples. Based on our evaluation prepared in the fourth quarter of 2003, no impairment charge was recorded.

Environmental

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

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Gains and losses are amortized over the group’s service lifetime, to the extent they fall outside of a corridor designed to dampen annual volatility. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the operations statement effects of pension or non-pension postretirement benefit plans are earned in, and should follow, the same pattern.

One of the key assumptions for the net periodic pension calculation is the expected long-term rate of return on plan assets, used to determine the “market-related value of assets.” (The “market-related value of assets” recognizes differences between the plan’s actual return and expected return over a five year period). The required use of an expected long-term rate of return on the market-related value of plan assets may result in a recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. As differences between actual and expected returns are recognized over five years, they generate gains and losses that are subject to amortization over the service life of the group, as described in the preceding paragraph.

We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop the expected return on plan assets.

The discount rate assumptions used for pension and non-pension postretirement benefit plan accounting reflect the rates available on high-quality fixed-income debt instruments on December 31 of each year. The rate of compensation increase is another significant assumption used in the actuarial model for pension accounting which we determine based upon our long-term plans for such increases. For retiree medical plan accounting, we review external data and our own historical trends for health care costs to determine the health care cost trend rates.

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events. For example, holding all other assumptions constant, a one hundred basis point decrease or increase in the assumed rate of return on plan assets would have increased or decreased, respectively, the 2003 pension cost by approximately $12 million. Holding all other assumptions constant, a 50 basis point decrease in the discount rate used to calculate pension costs for 2003 and the accumulated benefit obligation as of December 31, 2003 would have increased pension costs by $6 million and the accumulated benefit obligation by $81 million. A 50 basis point increase in the discount rate would have decreased pension costs by $1 million and the accumulated benefit obligation by $81 million.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective and was adopted by us on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Accordingly, we ceased amortizing goodwill totaling $42 million as of January 1, 2002. We completed an initial impairment review of our goodwill balance during the second quarter of 2002 and determined an impairment charge was not required. A subsequent impairment review was completed in the fourth quarter of 2003. This review determined that an impairment charge was not required.

If SFAS No. 142 had been in effect for the year ended December 31, 2001, a net loss of $9 million would have been $8 million, representing the elimination of goodwill amortization. For the year ended December 31, 2001 reported basic and diluted net loss per share of $(0.22) would have been $(0.19).

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

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003, we recorded an after-tax charge of $25 million ($0.44 cents per share) for estimated closure costs related to our former operating facilities ($22 million, pretax), certain hazardous waste units at operating plant sites ($15 million, pretax), and our Indianapolis facility ($5 million, pretax) which was shutdown in the first quarter of 2003. The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 amounted to $1 million for 2003. At December 31, 2003, the change in fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We continue to account for the cost of stock compensation in accordance with Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees.” We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The statement revises the definition of a liability to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and was effective for financial reporting in the third quarter of 2003. This statement did not have a material impact on our financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106.” It revises employers’ disclosures about pension plans and other postretirement benefit plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” It retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The disclosures required by this statement are included in the Pension Plans and Retirement Benefits note in the Notes to Consolidated Financial Statements.

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

We account for forward contracts to buy and sell foreign currencies under SFAS No. 52, “Foreign Currency Translation” and futures contracts to reduce the impact of metal price fluctuations under SFAS No. 80, “Accounting for Futures Contracts.” We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2003 and 2002 we had forward contracts to buy foreign currencies with face value of $2 million and $4 million, respectively, and no forward contracts to sell foreign currencies. The fair market value of the forward contracts to buy at December 31, 2003 and 2002 approximated the carrying value. The counterparty to the forward contracts is a major financial institution. The risk of loss to us in the event of nonperformance by a counterparty would not be significant to our financial position or results of operations. Foreign currency exchange gains (losses), net of taxes, were less than $1 million in 2003 and less than $(1) million in 2002 and 2001. At December 31, 2003, we had open positions in futures contracts totaling $23 million (2002—$33 million). If the futures contracts had been settled on December 31, 2003, we would have recognized a gain of $6 million. Gains (losses) on futures contracts, net of taxes, were $(1) million in 2003, $1 million in 2002, and $(6) million in 2001.

We use cash flow hedges of certain raw materials and energy costs such as copper, zinc, lead and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding debt obligations. These interest rate swaps are treated as fair value hedges.

At December 31, 2003 and 2002, Accumulated Other Comprehensive Loss included a pretax gain (decline) in fair value of $8 million and $(2) million, respectively. In addition, the unfavorable ineffective portion of changes in fair value resulted in a $2 million, $1 million and $1 million charge to earnings for the years ended December 31, 2003, 2002 and 2001, respectively. Offsetting the above, there were assets totaling $19 million (2002—$18 million) and liabilities of $13 million (2002—$21 million).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The cumulative effect of items not qualifying for hedge accounting for 2003 was not material to earnings.

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

Certain raw materials and energy costs, namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments’ products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of December 31, 2003, we maintained open positions on futures contracts totaling $23 million ($33 million at December 31, 2002). Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, we would experience a $2 million ($3 million at December 31, 2002) increase in our cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flow. Our current debt structure is used to fund business operations and commitments from banks under our revolving credit facility are a source of liquidity. As of December 31, 2003, we had long-term borrowings of $328 million ($330 million at December 31, 2002) of which $1 million ($1 million at December 31, 2002) was issued at variable rates. As a result of our fixed rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into approximately $140 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (4.70% at December 31, 2003). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on June 16, 2004. We estimate that the rates will be between 4% and 5%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totalling $35 million. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed rate debt of the newly refinanced bonds back to variable rate debt through interest rate swaps. The interest rate on the swap of $8 million will be set on April 1, 2004 and is expected to be between 0.5% and 1.0%, while at December 31, 2003 interest rates on the swaps of $21 million and $6 million were 1.44% and 1.58%, respectively.

These interest rate swaps reduced interest expense, resulting in an increase in pretax profit of $6 million in 2003 and a decrease in pretax loss of $5 million and $1 million in 2002 and 2001, respectively.

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

Management also recognizes its responsibility for fostering a strong ethical climate so that the Company’s affairs are conducted according to the highest standards of personal and corporate conduct. These expectations are summarized in a document entitled “Our Code of Business Conduct” (the Code). The Code addresses, among other things, honest and ethical conduct in all business transactions; compliance with company policies and procedures and with all government laws and regulations; the avoidance of conflicts of interest; full, fair, accurate, timely and understandable disclosure in all reports and communications; and the prompt reporting of violations of the Code. Every employee is expected to comply with the Code and annually all salaried employees, including Olin senior management, certify their adherence to the Code. The Code is periodically reinforced through training sessions. Also, the Company maintains a systematic program to assess compliance with the Code and has established various outlets, including a confidential telephone help-line (1-800-362-8348), for employees and other interested parties to ask questions and share concerns, anonymously, if desired.

The Audit Committee of the Board of Directors, composed solely of independent directors, meets periodically with the independent auditors, management, the Company’s General Counsel and the internal auditors to review the work of each and to evaluate accounting, auditing, internal controls and financial reporting matters. The Audit Committee has sole authority to retain, compensate, evaluate and terminate the Company’s independent auditors. In addition, the independent auditors and the Company’s internal audit department have independent and free access to the Audit Committee.

Joseph D. Rupp

President and Chief Executive Officer

Anthony W. Ruggiero

Executive Vice President and

Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note “Accounting Policies” to the consolidated financial statements, Olin Corporation in 2003 adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations.”

Stamford, Connecticut

January 29, 2004, except as to note “Subsequent Events,” which is as of February 3, 2004

CONSOLIDATED BALANCE SHEETS

December 31

($ in millions, except per share data)

	2003	2002
Assets
Current Assets:
Cash and Cash Equivalents	$190	$111
Short-Term Investments	—	25
Receivables, Net:
Trade	174	153
Other	11	15
Inventories, Net	242	255
Income Taxes Receivable	2	9
Other Current Assets	62	70

Total Current Assets	681	638
Property, Plant and Equipment, Net	501	552
Prepaid Pension Costs	101	106
Other Assets	82	46
Goodwill	80	82

Total Assets	$1,445	$1,424

Liabilities and Shareholders’ Equity

Current Liabilities:
Current Installments of Long-Term Debt	$27	$2
Accounts Payable	129	110
Income Taxes Payable	13	—
Accrued Liabilities	142	145

Total Current Liabilities	311	257
Long-Term Debt	301	328
Accrued Pension Liability	469	445
Other Liabilities	188	163

Total Liabilities	1,269	1,193

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120,000,000 Shares Issued and Outstanding 59,015,087 Shares (57,622,675 in 2002)	59	57
Additional Paid-In Capital	464	442
Accumulated Other Comprehensive Loss	(247)	(239)
Accumulated Deficit	(100)	(29)

Total Shareholders’ Equity	176	231

Total Liabilities and Shareholders’ Equity	$1,445	$1,424

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31

($ in millions, except per share data)

	2003	2002	2001
Sales	$1,586	$1,301	$1,271
Operating Expenses:
Cost of Goods Sold	1,406	1,181	1,122
Selling and Administration	130	115	116
Research and Development	5	5	5
Restructuring Charge	31	—	39
Earnings (Loss) of Non-consolidated Affiliates	8	(7)	(8)

Operating Income (Loss)	22	(7)	(19)
Interest Expense	20	26	17
Interest Income	1	3	1
Other Income	2	3	22

Income (Loss) before Taxes and Cumulative Effect of Accounting Change	5	(27)	(13)
Income Tax Provision (Benefit)	4	4	(4)

Income (Loss) before Cumulative Effect of Accounting Change	1	(31)	(9)
Cumulative Effect of Accounting Change, Net	(25)	—	—

Net Loss	$(24)	$(31)	$(9)

Basic and Diluted Net Loss per Common Share:
Income (Loss) before Cumulative Effect of Accounting Change	$0.02	$(0.63)	$(0.22)
Cumulative Effect of Accounting Change, Net	(0.44)	—	—

Net Loss	$(0.42)	$(0.63)	$(0.22)

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2001	43,980,441	$44	$216	$(16)	$85	$329
Comprehensive Loss:
Net Loss	—	—	—	—	(9)	(9)
Translation Adjustment	—	—	—	(1)	—	(1)
Net Unrealized Losses	—	—	—	(1)	—	(1)

Comprehensive Loss	—	—	—	—	—	(11)
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(35)	(35)
Stock Options Exercised	161,093	—	2	—	—	2
Stock Repurchase	(694,870)	(1)	(13)	—	—	(14)
Other Transactions	(6,441)	—	—	—	—	—

Balance at December 31, 2001	43,440,223	43	205	(18)	41	271
Comprehensive Loss:
Net Loss	—	—	—	—	(31)	(31)
Translation Adjustment	—	—	—	(1)	—	(1)
Minimum Pension Liability Adjustment, net	—	—	—	(220)	—	(220)

Comprehensive Loss	—	—	—	—	—	(252)
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(39)	(39)
Common Stock Issued for:
Stock Options Exercised	174,069	—	3	—	—	3
Cash	3,302,914	3	53	—	—	56
Acquisition	9,815,287	10	168	—	—	178
Employee Benefit Plans	1,039,259	1	17	—	—	18
Stock Repurchase	(144,157)	—	(3)	—	—	(3)
Other Transactions	(4,920)	—	(1)	—	—	(1)

Balance at December 31, 2002	57,622,675	57	442	(239)	(29)	231
Comprehensive Loss:
Net Loss	—	—	—	—	(24)	(24)
Translation Adjustment	—	—	—	7	—	7
Net Unrealized Gains	—	—	—	5	—	5
Minimum Pension Liability Adjustment, net	—	—	—	(20)	—	(20)

Comprehensive Loss	—	—	—	—	—	(32)
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(47)	(47)
Common Stock Issued for:
Stock Options Exercised	444,608	1	7	—	—	8
Employee Benefit Plans	915,159	1	15	—	—	16
Other Transactions	32,645	—	—	—	—	—

Balance at December 31, 2003	59,015,087	$59	$464	$(247)	$(100)	$176

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

($ in millions)

	2003	2002	2001
Operating Activities
Net Loss	$(24)	$(31)	$(9)
Adjustments to Reconcile Net Loss to Net Cash and Cash Equivalents Provided by Operating Activities:
Loss (Earnings) of Non-consolidated Affiliates	(8)	7	8
Depreciation	81	87	85
Amortization of Intangibles	1	1	2
Deferred Taxes	(1)	20	(9)
Non-cash Portion of Restructuring Charge	25	—	—
Cumulative Effect of Accounting Change	25	—	—
Qualified Pension Plan Income	—	(9)	(4)
Common Stock Issued under Employee Benefit Plans	3	5	—
Other Income-Demutualization	—	—	(11)
Change in Assets and Liabilities Net of Purchases and Sales of Businesses:
Receivables	(17)	(2)	69
Inventories	10	(17)	15
Other Current Assets	(3)	(16)	(3)
Accounts Payable and Accrued Liabilities	12	(9)	(54)
Income Taxes Payable	20	(2)	(8)
Other Noncurrent Liabilities	(14)	(11)	(2)
Other Assets	5	9	(2)
Other Operating Activities	4	(1)	(1)

Net Operating Activities	119	31	76

Investing Activities
Capital Expenditures	(55)	(41)	(65)
Business Acquired in Purchase Transaction	—	—	(48)
Cash Acquired through Business Acquisition	—	13	—
Proceeds from Sale of Short-Term Investments	25	12	—
Disposition of Property, Plant and Equipment	5	15	3
Investments and Advances—Affiliated Companies at Equity	8	(11)	—
Other Investing Activities	5	(1)	(1)

Net Investing Activities	(12)	(13)	(111)

Financing Activities
Long-Term Debt:
Borrowings	—	35	200
Repayments	(2)	(136)	(8)
Short-Term Debt Repayments	—	—	(2)
Issuance of Common Stock	13	69	—
Purchases of Olin Common Stock	—	(3)	(14)
Stock Options Exercised	7	3	2
Dividends Paid	(47)	(39)	(35)
Other Financing Activities	1	(1)	—

Net Financing Activities	(28)	(72)	143

Net Increase (Decrease) in Cash and Cash Equivalents	79	(54)	108
Cash and Cash Equivalents, Beginning of Year	111	165	57

Cash and Cash Equivalents, End of Year	$190	$111	$165

Cash Paid (Received) for Interest and Income Taxes:
Interest	$21	$26	$18
Income Taxes, Net of Refunds	$(11)	$(15)	$11

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except share data)

ACCOUNTING POLICIES

The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates. In 2003, we changed our segment reporting to include a Corporate/Other segment, as described in the footnote on Segment Information. Prior year amounts were restated to reflect this change.

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

Foreign Currency Translation

Foreign affiliates’ balance sheet amounts are translated at the exchange rates in effect at year-end, and operations statement amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in Accumulated Other Comprehensive Loss. Where foreign affiliates operate in highly inflationary economies, non-monetary amounts are translated at historical exchange rates while monetary assets and liabilities are translated at the current rate with the related adjustments reflected in the Consolidated Statements of Operations.

Cash and Cash Equivalents

All highly liquid investments, with a maturity of three months or less at the date of purchase, are considered to be cash equivalents.

Short-Term Investments

Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We have classified our marketable equity securities as available-for-sale which are reported at fair market value with unrealized gains and losses included in Shareholders’ Equity net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Unrealized gains and losses in 2002 were insignificant. Realized gains and losses on sales of investments, as determined on the specific identification method and declines in value of securities judged to be other-than-temporary are included in Other Income in the Consolidated Statements of Operations. Interest and dividends on all securities are included in Interest Income and Other Income, respectively.

All investments which have maturities between three and twelve months at purchase are considered short-term investments and consist of debt securities such as commercial paper, time deposits, certificates of deposit, bankers acceptances, repurchase agreements, and marketable direct obligations of the United States Treasury and its agencies.

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

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, we adopted SFAS No. 143, which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003, we recorded an asset and a liability of $42 (of which $7 and $35 were in current liabilities and noncurrent liabilities, respectively) to reflect the cost of retirement obligations related to our former operating facilities ($22, pretax), certain hazardous waste units at operating plant sites ($15, pretax), and our Indianapolis facility ($5, pretax). Since these sites do not generate revenue, we recorded an impairment charge on these same assets, which resulted in an after-tax charge of $25 ($0.44 per share). The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 amounted to $1 for 2003. At December 31, 2003, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

Comprehensive Income

We calculated comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated Other Comprehensive Loss at December 31, 2003 includes cumulative translation losses of $6 ($13 at December 31, 2002), minimum pension liability net of tax of $245 ($225 at December 31, 2002) and other unrealized gains (losses) net of tax of $4 (($1) at December 31, 2002). We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

Goodwill

Prior to the adoption of SFAS No. 142 (described below), we amortized goodwill, the excess of the purchase price of the acquired businesses over the fair value of the respective net assets, principally over 30 years on a straight-line basis. We periodically review the value of our goodwill to determine if any impairment has occurred. We assess the potential impairment of recorded goodwill and other long-lived assets by comparing the undiscounted value of expected future operating cash flows in relation to the book value of the goodwill and related long-lived assets. An impairment would be recorded based on the estimated fair value.

During the third quarter of 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of this statement. Goodwill amortization for the year ended December 31, 2001 was approximately $2. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Commencing January 1, 2002, we no longer amortize goodwill and adopted the provision of SFAS No. 142.

Environmental Liabilities and Expenditures

Accruals (charges to income) for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Derivative Financial Instruments

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation date of this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 on January 1, 2001, and use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. The hedge accounting treatment provides for the deferral of gains or losses (reflected in Other Comprehensive Loss) on derivative instruments until such time as the related transactions occur.

We account for forward contracts to buy and sell foreign currencies under SFAS No. 52, “Foreign Currency Translation” and futures contracts to reduce the impact of metal price fluctuations under SFAS No. 80, “Accounting for Futures Contracts.” We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2003 and 2002 we had forward contracts to buy foreign currencies with a face value of $2 and $4, respectively, and no forward contracts to sell foreign currencies. The fair market value of the forward contracts to buy at December 31, 2003 and 2002 approximated the carrying value. The counterparty to the forward contracts is a major financial institution. The risk of loss to us in the event of nonperformance by the counterparty would not be significant to our financial position or results of operations. Foreign currency exchange gains (losses), net of taxes, were less than $1 in 2003 and less than $(1) in 2002 and 2001. At December 31, 2003, we had open positions in futures contracts totaling $23 (2002—$33). If the futures contracts had been settled on December 31, 2003, we would have recognized a gain of $6. Gains (losses) on futures contracts, net of taxes, were $(1) in 2003, $1 in 2002 and $(6) in 2001.

We use cash flow hedges of certain raw materials and energy costs such as copper, zinc, lead and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding debt obligations. These interest rate swaps are treated as fair value hedges.

At December 31, 2003 and 2002, Accumulated Other Comprehensive Loss included a pretax gain (decline) in fair value of $8 and $(2), respectively. In addition, the unfavorable ineffective portion of changes in fair value resulted in a $2, $1 and $1 charge to earnings for the years ended December 31, 2003, 2002 and 2001, respectively. Offsetting the above, there were assets totaling $19 (2002—$18) and liabilities of $13 (2002—$21).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The cumulative effect of items not qualifying for hedge accounting for the years 2003, 2002 and 2001 was not material to earnings.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities. At December 31, 2003, the estimated fair value of debt was $369 (2002—$348). The fair values of currency forward contracts were estimated based on quoted market prices for contracts with similar terms.

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Gains and losses are amortized over the group’s service lifetime, to the extent they fall outside of a corridor designed to dampen annual volatility. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively smooth basis and, therefore, the operations statement effects of pensions or non-pension postretirement benefit plans are earned in, and should follow, the same pattern.

One of the key assumptions for the net periodic pension calculation is the expected long-term rate of return on plan assets, used to determine the “market-related value of assets.” (The “market-related value of assets” recognizes differences between the plan’s actual return and expected return over a five year period). The required use of an expected long-term rate of return on the market-related value of plan assets may result in a recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. As differences between actual and expected returns are recognized over five years, they generate gains and losses that are subject to amortization over the service life of the group, as described in the preceding paragraph.

We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop the expected return on plan assets.

The discount rate assumptions used for pension and non-pension postretirement benefit plan accounting reflect the rates available on high-quality fixed-income debt instruments on December 31 of each year. The rate of compensation increase is another significant assumption used in the actuarial model for pension accounting which we determine based upon our long-term plans for such increases. For retiree medical plan accounting, we review external data and our own historical trends for health care costs to determine the health care cost trend rates.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA). The Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least the actuarial equivalent to Medicare Part D. In accordance with the FASB Staff Position No. 106-1, we are electing to defer recognition of any potential savings on the measure of the Accumulated Postretirement Benefit Obligation or net periodic benefit cost as a result of DIMA until specific authoritative guidance on the accounting of the federal subsidy is issued. Therefore, these financial statements and accompanying notes do not reflect the effects of the Act on our benefit plans.

Stock-Based Compensation

We account for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.” As allowed under SFAS No. 123, we have chosen to continue to account for stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this option, compensation cost is recorded when the fair market value of our stock at the date of grant for fixed options exceeds the exercise price of the stock option. Our policy is to grant stock options at the fair market value of our common stock on the date of the grant. Compensation cost for restricted stock awards is accrued over the life of the award based on the quoted market price of our stock at the date of the award. Compensation cost for performance shares is accounted for under variable plan accounting. The estimated fair value at the date of grant is amortized to operations over the vesting period. Each year the accrual is adjusted to reflect the performance relative to the respective target.

Pro forma net loss and loss per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. We had no compensation expense for stock options granted during each of the years from 2001 through 2003. The fair value of each option granted during 2003, 2002 and 2001 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 5.21% in 2003, 4.97% in 2002 and 5.69% in 2001, risk-free interest rate of 3.05% in 2003, 4.27% in 2002 and 4.92% in 2001, expected volatility of 40% in 2003, 31% in 2002 and 29% in 2001 and an expected life of 7 years. The fair value of options granted during 2003, 2002, and 2001 was $3.83, $5.16 and $5.34, respectively. The following table shows the difference between reported and pro forma net loss and loss per share as if we had recorded compensation expense for the stock options granted during the year.

	2003	2002	2001
Net Loss
As reported	$(24)	$(31)	$(9)
Stock-based employee compensation expense, net of tax	2	3	3

Pro forma	$(26)	$(34)	$(12)

Per Share Data:
Basic and Diluted
As reported	$(0.42)	$(0.63)	$(0.22)
Pro forma	(0.45)	(0.68)	(0.27)

EARNINGS PER SHARE

Basic and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding. The effect of stock options of 0.3 million in 2003, 0.2 million in 2002 and 0.1 million in 2001 have not been included in the 2003, 2002 and the 2001 diluted loss per share as their effect would have been anti-dilutive.

Computation of Loss per Share	2003	2002	2001
Income (loss) before cumulative effect of accounting change	$1	$(31)	$(9)
Cumulative effect of accounting change, net	(25)	—	—

Net loss	$(24)	$(31)	$(9)

Basic and diluted shares	58.3	49.4	43.6

Basic and diluted income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.02	$(0.63)	$(0.22)
Cumulative effect of accounting change, net	(0.44)	—	—

Net loss	$(0.42)	$(0.63)	$(0.22)

SHORT-TERM INVESTMENTS

Short-term investments, which approximate fair value, were $25 at December 31, 2002, and represented the equity value of the company-owned life insurance program.

TRADE RECEIVABLES

Allowance for doubtful items was $8 at December 31, 2003 and 2002. Provisions charged to operations were $4 in 2003 and $2 in 2002 and 2001. Bad debt write-offs, net of recoveries, were $4 in 2003, $1 in 2002 and $2 in 2001.

INVENTORIES

	2003	2002
Raw materials and supplies	$120	$120
Work in process	124	115
Finished goods	75	74

	319	309
LIFO reserves	(77)	(54)

Inventory, net	$242	$255

Inventories valued using the LIFO method comprised 82% of the total inventories at December 31, 2003 and 2002. During 2001, LIFO inventory quantities were reduced resulting in an increase in pretax income of $4.

PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	2003	2002
Land and improvements to land	10-20 Years	$59	$61
Buildings and building equipment	10-25 Years	222	231
Machinery and equipment	3-12 Years	1,491	1,522
Leasehold improvements		4	3
Construction in progress		38	43

Property, plant and equipment		1,814	1,860
Less accumulated depreciation		1,313	1,308

Property, plant and equipment, net		$501	$552

Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $106 in 2003 and 2001 and $105 in 2002.

INVESTMENTS—AFFILIATED COMPANIES

We have a 50% ownership interest in Sunbelt Chlor Alkali Partnership and Yamaha-Olin Metal Corporation, both of which are accounted for using the equity method of accounting. Combined financial positions and results of operations of these two equity-basis affiliates in their entirety were as follows:

	100% Basis
	2003	2002	2001
Condensed Balance Sheet Data:
Current assets	$41	$36
Noncurrent assets	137	137
Current liabilities	27	26
Noncurrent liabilities	158	171
Condensed Income Statement Data:
Net sales	160	117	$98
Gross profit	49	19	17
Net income (loss)	21	(9)	(10)

Pursuant to a note purchase agreement dated December 22, 1997, the Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes Due 2017, Series O, and $97.5 of Guaranteed Senior Secured Notes Due 2017, Series G. We refer to these notes as the Sunbelt Notes. The Sunbelt Notes bear interest at a rate of 7.23% per annum, payable semiannually in arrears on each June 22 and December 22.

We have guaranteed the Series O Notes, and PolyOne, our partner in this venture, has guaranteed the Series G Notes, in both cases pursuant to customary guarantee agreements. Our guarantee and PolyOne’s guarantee are several, rather than joint. Therefore, we are not required to make any payments to satisfy the Series G Notes guaranteed by PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if the Sunbelt joint venture does not make timely payments on the Sunbelt Notes, whether as a result of failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment. If we were to make debt service payments under our guarantee, we would have a right to recover such payments from PolyOne.

Beginning on December 22, 2002 and each year thereafter until maturity of the Sunbelt Notes in 2017, our Sunbelt joint venture is required to repay approximately $12 of the Notes, of which approximately $6 is attributable to the Series O Notes. After the payment of $6 on the Series O Notes in December 2003, our guarantee of these notes was $85 at December 31, 2003. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

SHORT-TERM BORROWINGS

On January 3, 2002, we entered into a three-year senior revolving credit facility of $140, including a sublimit for letters of credit, which will expire on January 3, 2005. At December 31, 2003, we had $107 available under this senior revolving credit facility. We issued $33 of letters of credit under a subfacility for the purpose of supporting certain long-term debt, self-insurance, and plant closure and post-closure obligations. We may select various floating rate borrowing options. The senior credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

LONG-TERM DEBT

	2003	2002
Notes payable:
6.5%, due 2013	$11	$11
7.11%, due 2005	50	50
7.3%, due 2006	1	2
9.125%, due 2011	200	200
Industrial development and environmental improvement obligations:
Payable at variable interest rates of 1.39%, due 2005	1	1
Payable at fixed interest rates of 4.50% to 6.88%, due 2004-2017	65	66

Total senior debt	328	330
Amounts due within one year	27	2

Total long-term debt	$301	$328

As of December 31, 2003, we had long-term borrowings of $328 ($330 at December 31, 2002) of which $1 ($1 at December 31, 2002) was issued at variable rates.

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

The following table reflected the swap activity related to certain debt obligations as of December 31, 2003:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2003 Floating Rate
9.125%, due 2011	$50	December 2001	4.70%
9.125%, due 2011	$30	February 2002	4.0% – 5.0%(a)
9.125%, due 2011	$25	March 2002	4.0% – 5.0%(a)
Industrial development and environmental improvement obligations at fixed rates of 4.5%-6.75% due 2004-2017	$ 8	March 2002	0.5% – 1.0%(a)
	$21	March 2002	1.44%
	$ 6	March 2002	1.58%

(a)	Actual rate is set in arrears. We project it will fall within the range shown.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $6 in 2003 and a decrease in pretax loss of $5 and $1 in 2002 and 2001, respectively. The difference between interest paid and interest received is included as an adjustment to interest expense. A settlement of the fair market value of the interest rate swaps as of December 31, 2003 would result in a gain of $13. The counterparty to these interest rate swap contracts is a major financial institution. Our loss in the event of nonperformance by the counterparty would not be significant to our financial position or results of operations.

In January 2003, we renegotiated our $11 note due 2005. The maturity date was extended to 2013 and the interest rate was reduced from 7.75% to 6.5%, effective January 1, 2003.

Annual maturities of long-term debt are $27 in 2004, $52 in 2005, $1 in 2006, $2 in 2007, $8 in 2008 and a total of $238 thereafter.

Interest expense incurred on short-term borrowings and long-term debt totaled $20 in 2003, $26 in 2002 and $18 in 2001, of which $1 was capitalized in 2001.

PENSION PLANS AND RETIREMENT BENEFITS

Almost all of our domestic pension plans are non-contributory final-average-pay or flat-benefit plans and all domestic employees are covered by a pension plan. Our funding policy is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant. Our pension plan provides that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus (subject to applicable collective bargaining requirements).

We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.

We acquired Chase on September 27, 2002, including its pension benefit obligation of $15 and pension plan assets of $11. We use a measurement date of December 31 for the majority of our pension and postretirement plans.

Obligations and Funded Status

	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligation	2003	2002	2003	2002
Benefit obligation at beginning of year	$1,393	$1,260	$82	$75
Service cost	17	14	1	1
Interest cost	93	91	5	6
Actuarial loss	135	112	8	15
Business combination	—	15	—	—
Benefits paid	(104)	(99)	(14)	(15)

Benefit obligation at end of year	$1,534	$1,393	$82	$82

	Pension Benefits
Change in Plan Assets	2003	2002
Fair value of plans’ assets at beginning of year	$967	$1,164
Actual return on plans’ assets	207	(115)
Employer contribution	7	6
Business combination	—	11
Benefits paid	(104)	(99)

Fair value of plans’ assets at end of year	$1,077	$967

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Funded status	$(457)	$(426)	$(82)	$(82)
Unrecognized actuarial (gain) loss	460	422	44	36
Unrecognized prior service cost	28	33	(3)	—

Net amount recognized	$31	$29	$(41)	$(46)

At December 31, 2003 and 2002, the benefit obligation of the qualified pension plans was $1,478 and $1,342, respectively; and the fair value of the assets of the qualified pension plans was $1,077 and $967, respectively. At December 31, 2003 and 2002, the benefit obligation of the non-qualified pension plans was $56 and $51, respectively.

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$70	$70	$—	$—
Intangible asset in prepaid pension cost	31	36	—	—
Accrued benefit liability in other liabilities	(469)	(445)	(41)	(46)
Accumulated other comprehensive income	399	368	—	—

Net amount recognized	$31	$29	$(41)	$(46)

Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets	December 31,
	2003	2002
Projected benefit obligation	$1,534	$1,393
Accumulated benefit obligation	1,472	1,340
Fair value of plan assets	1,077	967

	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Income)	2003	2002	2001	2003	2002	2001
Service cost	$17	$14	$14	$1	$1	$1
Interest cost	93	91	88	5	6	5
Expected return on plans’ assets	(112)	(115)	(120)	—	—	—
Amortization of prior service cost	5	6	6	—	—	—
Recognized actuarial loss (gain)	2	1	(2)	3	1	1
Curtailment	—	—	17	—	—	6

Net periodic benefit cost (income)	5	$(3)	$3	$9	$8	$13

Additional Information
Increase in minimum liability included in other comprehensive income (pretax)	$32	$360	$—

	Pension Benefits		Other Postretirement Benefits
Weighted-Average Assumptions Used to Determine Benefit Obligation	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.5%	4.5%	4.5%	4.5%

Decreasing the discount rate by 0.5% from 2002 to 2003 resulted in an increase of approximately 6% in the Accumulated Benefit Obligation and the Projected Benefit Obligation under our pension plans.

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.75%	7.5%	6.75%	7.5%
Expected return on assets	9.0%	9.0%	N/A	N/A
Rate of compensation increase	4.5%	4.5%	N/A	N/A

			Other Postretirement Benefits
Assumed Health Care Cost Trend Rates for Pre-65 Retirees			2003	2002
Health care cost trend rate assumed for next year			9.5%	9.5%
Rate that the cost trend rate gradually declines to			4.5%	4.5%
Year that the rate reaches the ultimate rate			2010	2009

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest costs	$—	$—
Effect on postretirement benefit obligation	3	(3)

Plan Assets

Our pension plan asset allocation at December 31, 2003 and 2002, by asset class is as follows:

	Percentage of Plan Assets
	2003	2002
Asset Class
U.S. Equities	52%	47%
Non-U.S. Equities	18	15

Total Equities	70	62
Fixed Income/Cash	28	36
Real Estate	2	2

Total	100%	100%

The U.S. Equities asset class includes our common stock in the amounts of $15 (1% of total plan assets) and $12 (1% of total plan assets), at December 31, 2003 and 2002, respectively.

A master trust was established by our pension plan to accumulate funds required to meet benefit payments of our plan and is administered solely in the interest of our plan’s participants and their beneficiaries. The master trust’s investment horizon is long term. Its assets are managed by professional investment managers or invested in professionally managed investment vehicles.

The master trust’s investment objective is to maximize the long-term total rate of return on assets within the limits of applicable fiduciary standards dictated by the Employee Retirement Income Security Act of 1974, as amended. Risk is managed by diversifying assets across asset classes whose return patterns are not highly correlated, investing in passively and actively managed strategies and in value and growth styles, and by periodic rebalancing asset classes, strategies and investment styles to objectively set targets.

The following target allocation and ranges have been set for each asset class:

	Target Allocation	Target Range
Asset Class
U.S. Equities	49%	46 – 52%
Non-U.S. Equities	16	14 – 18

Total Equities	65	60 – 70
Fixed Income/Cash	33	28 – 40
Real Estate	2	0 – 2

Ranges recognize the tendency of trends to persist and are designed to minimize transactions costs associated with rebalancing. Asset class allocations are reviewed periodically and adjusted as appropriate.

In February 2004, we made a voluntary contribution of $125 to our pension plan. Also in 2004, we expect to make payments of $15 under the provisions of our Other Postretirement Benefit Plans.

INCOME TAXES

Components of Pretax Income (Loss)	2003	2002	2001
Domestic	$3	$(30)	$(20)
Foreign	2	3	7

Income (loss) before taxes and cumulative effect of accounting change	$5	$(27)	$(13)

Components of Income Tax Provision (Benefit)
Currently payable:
Federal	$—	$(18)	$5
State	2	—	(2)
Foreign	2	2	2

	4	(16)	5
Deferred	—	20	(9)

Income tax provision (benefit)	$4	$4	$(4)

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

Effective Tax Rate Reconciliation (Percent)	2003	2002	2001
Statutory federal tax rate	35.0	35.0	35.0
Foreign rate differential	34.1	(2.0)	1.3
Export tax incentive	(7.7)	1.5	5.3
Company-owned life insurance programs	(4.2)	(37.6)	(2.0)
Dividends paid to ESOP	(18.2)	7.4	—
Provision for prior year taxes	—	(26.1)	—
State income taxes, net	17.9	5.8	4.7
Non-deductible portion of restructuring charge	15.4	—	—
Change in valuation allowance	8.2	(2.3)	(9.5)
Equity income of foreign affiliates	(6.9)	1.2	3.3
Other, net	2.9	1.5	(7.3)

Effective tax rate	76.5	(15.6)	30.8

Components of Deferred Tax Assets and Liabilities	2003	2002
Deferred tax assets:
Pension and postretirement benefits	$158	$148
Environmental reserves	36	38
Accrued liabilities	49	34
Minimum tax credits	17	19
Federal and state net operating losses	31	39
Other miscellaneous items	12	2

Total deferred tax assets	303	280
Valuation allowance	(5)	(4)

Net deferred tax assets	298	276

Deferred tax liabilities:
Property, plant and equipment	83	73
Capital loss	87	87
Other miscellaneous items	33	51

Total deferred tax liabilities	203	211

Net deferred tax asset	$95	$65

As described under the accounting policy on asset retirement obligations, in 2003 we recorded a $25 after-tax charge for the adoption of SFAS No. 143. The pretax charge was $42 and the related tax benefit was $17. The after-tax charge was recorded as the cumulative effect of accounting change in the Consolidated Statements of Operations.

Included in Other Current Assets at December 31, 2003 and 2002 are $33 and $44, respectively, of net current deferred assets. The remainder of the net deferred tax asset balance is recorded in Other Assets in 2003 and 2002. The deferred tax provision for 2003, 2002 and 2001 does not reflect the tax effect of $3 in 2003 and $1 in 2001 resulting from hedging activity under SFAS No. 133 and $18 in 2002 and $4 in 2001 resulting from the acquisitions of Chase and Monarch, respectively. For the year 2003 and 2002, the deferred tax provision does not reflect $12 and $140, respectively, resulting from additional minimum pension liability adjustment required by SFAS No. 87, “Employers Accounting for Pensions.”

Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized.

We have state net operating loss carryforwards of approximately $144, which are available to offset future state taxable income, if any, through 2015. We also have minimum tax credit carryforwards of approximately $17, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

At December 31, 2003, our share of the cumulative undistributed earnings of foreign subsidiaries was approximately $10. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since we intend to continue to reinvest indefinitely these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distributions or sale.

We are currently subject to ongoing audits by the IRS in connection with our Federal tax returns for the years from 1992 to 2000; however, we have closed all tax years through 1991. Depending on the outcome of these audits, we may be required to pay additional taxes, and any additional taxes and related interest could be substantial. We have reserved amounts which we believe will be sufficient for any adverse outcome. The timing of such payments is uncertain.

In the first quarter of 2003, we were accepted to participate in the IRS settlement initiative pertaining to tax issues relating to our benefits liability management company. Assuming a settlement is reached pursuant to the initiative, we expect to eventually pay approximately $13 (which had been recorded as a liability prior to 2002), representing the final settlement, net of tax benefits on the operating results of our benefits liability management company.

In addition, we reached a settlement with the IRS relative to our Company-Owned Life Insurance (COLI) program. The settlement with the IRS contemplates a tax payment of approximately $20 in the first half of 2004 with the remainder of approximately $23 to be paid in future years. These payments had been recorded as a liability prior to 2002.

In 1999, we entered into tax sharing agreements with Arch Chemicals, Inc. effectively providing that we will be responsible for the tax liability of Arch Chemicals for the years that Arch Chemicals was included in our consolidated income tax returns.

ACCRUED LIABILITIES

Included in accrued liabilities are the following items:

	2003	2002
Accrued compensation and employee benefits	$23	$23
Environmental (current portion only)	26	28
Derivatives	13	21
Accrued insurance	17	15
Workers compensation	15	14
Other	48	44

	$142	$145

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees. Through October 16, 2003, we matched eligible employee contributions in the form of Olin common stock. Effective October 17, 2003, company matching contributions are invested in the same investment allocation as the employee’s contribution. Our matching contributions amounted to $3 in 2003, $5 in 2002 and $6 in 2001. Effective January 1, 2003, we suspended the match on all salaried employees’ contributions.

Employees become vested in the value of the contributions we make to the CEOP according to a schedule based on service. After two years of service, participants are 25% vested. They vest in increments of 25% for each additional year and after five years of service, they are 100% vested in the value of the contributions that we have made to their accounts.

Employees may transfer any or all of the value of the investments, including Olin Common Stock, to any one or combination of investments available in the CEOP. Employees may transfer balances daily and may elect to transfer any percentage of the balance in the fund from which the transfer is made. However, when transferring out of a fund, employees are prohibited from trading out of the fund to which the transfer was made for seven calendar days. This limitation does not apply to trades into the ACI Premium Money Market Fund or the Olin Common Stock Fund.

STOCK OPTIONS

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Options granted under the 1996 Stock Option Plan and the 2000 and the 1991 Long Term Incentive Plans vest over three years. In 2003, two forms of long-term incentive awards were given, stock options representing one-half of the aggregate value of the long term incentive award opportunity, and performance share awards making up the other half. The option price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term. The other half of the individual long term incentive award takes the form of performance shares. At the end of a three-year performance cycle, participants receive a performance share award denominated in shares of our stock, paid half in shares of our stock and half in cash, based on Olin’s average annual return on capital in relation to the average annual return on capital among the S&P MidCap 400 companies. In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which represented fair value. Options for 920,000 shares were outstanding at December 31, 2003. These options have a term of 120 months and vest in 119 months, and can vest early, but only if the stock price increases to $28 per share or more for 10 days in any 30 calendar day period.

In accordance with our Agreement and Plan of Merger with Chase dated May 7, 2002, each Chase stock option under the Chase 1994 Long Term Incentive Plan, the Chase 1997 Executive Deferred Compensation Stock Option Plan and the Chase 1997 Non-Employee Director Stock Option Plan was converted into a stock option to acquire a number of shares of our common stock equal to the number of shares of Chase common stock subject to the Chase stock option multiplied by 0.6400. The exercise price of each Chase stock option that was converted into an Olin stock option was equal to the exercise price of the applicable Chase stock option divided by 0.6400. The terms and conditions of the Olin options will otherwise be the same as were applicable under the stock option of Chase, as the case may be, but taking into account any changes, including acceleration, provided for in the applicable stock plan of Chase. In September 2002, approximately 918,000 stock options were issued to Chase employees and directors who owned options under the Chase stock option plans.

As a result of the spin-off of Arch Chemicals, the outstanding Olin options as of February 8, 1999 were converted into both an option to purchase Olin common stock and an option to purchase Arch Chemicals common stock with an adjustment of the exercise price designed to preserve the “intrinsic value” at the time of the spin-off. Olin will be responsible for delivering shares of Olin common stock upon exercise, and Arch Chemicals will be responsible for delivering shares of Arch Chemicals stock upon exercise. The options maintain the original vesting schedule. Stock option transactions are as follows:

	Shares	Option Price Per Share	Weighted Average Option Price Per Share
Outstanding at January 1, 2001	5,412,944	$12.72 – $27.17	$20.67
Granted	451,300	15.66 – 20.67	18.59
Exercised	(161,093)	13.34 – 17.16	14.53
Canceled	(66,879)	15.85 – 27.17	20.62

Outstanding at December 31, 2001	5,636,272	12.72 – 27.17	20.68
Granted	706,700	16.10 – 18.39	16.17
Chase Acquisition	917,691	6.25 – 33.86	15.99
Exercised	(174,069)	10.42 – 18.97	15.76
Canceled	(196,777)	11.72 – 28.06	19.99

Outstanding at December 31, 2002	6,889,817	6.25 – 33.86	19.73
Granted	761,000	15.35 – 17.35	15.36
Exercised	(444,608)	6.25 – 17.70	12.40
Canceled	(120,881)	13.34 – 28.06	23.02

Outstanding at December 31, 2003	7,085,328	$6.25 – $33.86	$19.67

Of the outstanding options at December 31, 2003, options covering 4,833,666 shares are currently exercisable, including options covering 627,296 shares held by Arch Chemicals employees. At December 31, 2003 and 2002, the average exercise period for all outstanding options was 64 months and 66 months, respectively. The following table provides certain information with respect to stock options exercisable at December 31, 2003:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
Under $18.00	1,350,376	$14.82
$18.00 – $24.00	1,239,121	$19.01
Over $24.00	2,244,169	$25.47

	4,833,666

At December 31, 2003, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase
1996 Stock Option Plan	3,362,747	136,064
2000 Long Term Incentive Plan	2,227,099	287,462
2003 Long Term Incentive Plan	1,700,000	1,700,000

	7,289,846	2,123,526	(1)

1988 Stock Option Plan (plan expired)	409,495	—
1991 Long Term Incentive Plan (plan expired)	772,610	—
Chase Benefit Plans (assumed in acquisition)	570,242	—
Options Available for only Arch Chemicals Employees	627,296	—

	2,379,643	—

Total under stock option plans	9,669,489	2,123,526

Stock Purchase Plans
1997 Stock Plan for Non-employee Directors	243,268	107,551
Employee Deferral Plan	61,645	46,950
Monarch Brass & Copper Corp. Deferral Plan	500,000	500,000

Total under stock purchase plans	804,913	654,501

(1) consists of stock options of 1,316,166 shares and stock awards of 807,360 shares.

Under the stock purchase plans, our employees or non-employee directors may defer certain elements of their compensation, and former employees of Monarch may periodically transfer amounts of their compensation deferred at the time we acquired Monarch into shares of our common stock based on fair market value of the shares at the time of deferral. Non-employee directors annually receive stock grants as a portion of their director compensation. Of the shares reserved under the stock purchase plans at December 31, 2003, approximately 150,000 shares were committed.

SHAREHOLDERS’ EQUITY

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from this sale were approximately $56.

During 2003 and 2002, we issued 915,159 and 1,039,259 shares of common stock with a total value of $16 and $18, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contribution and re-invested dividends.

During 2002 and 2001, we used $3 and $14 to repurchase 0.1 million and 0.7 million shares of our common stock, respectively. There were no share repurchases in 2003. Under programs previously approved by our board of directors, approximately 154,000 shares remained to be repurchased as of December 31, 2003.

In December 2002, we registered $400 of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. At December 31, 2003, the entire $400 was available for issuance.

SHAREHOLDERS’ RIGHTS PLAN

Pursuant to a Rights Agreement, dated as of February 27, 1996, one Right is associated with each share of our common stock. Each Right entitles a shareholder (other than the acquirer) to buy one-five-hundredth share of Series A Participating Cumulative Preferred Stock at an exercise price of $120. The Rights are exercisable only if a person or group acquires more than 15% of our common stock or, if and as of such date as our board of directors so determines, following the commencement of a tender or exchange offer to acquire more than 15% of our common stock. If any person or group acquires more than 15% of our common stock and in the event of a subsequent merger or combination or similar transaction with the acquirer or a related party, each Right will entitle the holder (other than the acquirer) to purchase stock or other property of the acquirer or such related party having a value of twice the exercise price. We can redeem the Rights at $0.005 per Right for a certain period of time. The Rights will expire on February 27, 2006, unless redeemed earlier by us.

SEGMENT INFORMATION

Historically our external reporting of segment operating results included an allocation of all corporate costs and was attributable to three operating segments. In the past, senior management and the board of directors reviewed the results of the businesses both on an externally reported basis (including the allocation of all corporate costs) and on a divisional basis (excluding the allocation of corporate costs). During 2003, it became apparent that the most effective way to review the results of our businesses was without the corporate allocation. Therefore, all of the monthly operations reviews focused on the division pretax results (earnings before interest and taxes and excluding corporate) and the related allocation of Corporate costs.

Consistent with the guidance in SFAS No. 131, “Disclosures and Segments of an Enterprise and Related Information,” we have determined it would be more appropriate to create a separate Corporate/Other segment for external reporting purposes to capture those corporate costs which are not readily allocable back to the segments such as environmental remediation costs, pension income and expense, and other purely corporate items. This is consistent with the manner in which the results are accumulated in the consolidation process and the manner in which they are viewed by senior management and the board of directors. We believe that by isolating these corporate costs in a separate segment we will provide more transparent and understandable disclosure about the operating results of our segments and that is consistent with how we assess the performance of our businesses. Therefore, all data for prior years have been restated to conform to 2003 presentation.

Inter-segment sales of $36, $30 and $25 for the years 2003, 2002 and 2001, respectively representing the sale of ammunition cartridge cups to Winchester from Metals have been eliminated from Metals segment sales.

We define segment operating income as earnings (loss) before interest expense, interest income, other income, restructuring charge and unusual items and income taxes, and include the operating results of non-consolidated affiliates. Segment operating results exclude in 2003 the restructuring charge ($31 pretax) and in 2001 the restructuring charge and unusual items ($42 pretax).

	2003	2002	2001
Sales:
Chlor Alkali Products	$400	$321	$384
Metals	883	697	618
Winchester	303	283	269

Total sales	$1,586	$1,301	$1,271

Operating income (loss) before restructuring charges and unusual items:
Chlor Alkali Products	$63	$(24)	$21
Metals	11	19	8
Winchester	22	16	7
Corporate and Other	(43)	(18)	(14)

Total operating income (loss) before restructuring charges and unusual items	53	(7)	22
Interest Expense	20	26	17
Interest Income	1	3	1
Other Income	2	3	22
Restructuring Charge	(31)	—	(39)
Unusual Items (Recorded in Cost of Goods Sold)	—	—	(2)

Income (loss) before taxes and cumulative effect of accounting change	$5	$(27)	$(13)

Equity income (loss) in affiliated companies, included in operating income
Chlor Alkali Products	$7	$(8)	$(9)
Metals	1	1	1

Total equity income in affiliated companies	$8	$(7)	$(8)

Depreciation expense:
Chlor Alkali Products	$29	$37	$38
Metals	42	37	30
Winchester	9	11	13
Corporate and Other	1	2	4

Total depreciation expense	$81	$87	$85

Amortization expense:
Metals	$1	$1	$2

Capital spending:
Chlor Alkali Products	$27	$20	$22
Metals	22	17	36
Winchester	5	4	6
Corporate and Other	1	—	1

Total capital spending	$55	$41	$65

Assets:
Chlor Alkali Products	$195	$195	$217
Metals	692	734	503
Winchester	140	135	142
Corporate and Other	418	360	357

Total consolidated assets	$1,445	$1,424	$1,219

Investments & advances to (from) affiliated companies at equity:
Chlor Alkali Products	$(21)	$(19)	$(22)
Metals	10	8	7

Total investments & advances—affiliated companies	$(11)	$(11)	$(15)

Segment assets include only those assets which are directly identifiable to a segment and do not include such items as cash, deferred taxes and other assets. Sales by segment substantially represent sales for our three product lines.

Geographic Data:	2003	2002	2001
Sales
United States	$1,536	$1,246	$1,214
Foreign	50	55	57
Transfers between areas
United States	11	9	14
Foreign	1	1	—
Eliminations	(12)	(10)	(14)

Total sales	$1,586	$1,301	$1,271

Assets
United States	$1,387	$1,370	$1,171
Foreign	50	50	45
Investments	8	8	7
Eliminations	—	(4)	(4)

Total assets	$1,445	$1,424	$1,219

Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $70, $57, and $61 in 2003, 2002, and 2001, respectively.

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

On September 27, 2002, we completed our acquisition of Chase with the issuance of approximately 9.8 million shares of our common stock for 100% of the outstanding stock of Chase. The aggregate purchase price was approximately $178, representing an average price of $18.11 per share. The acquisition has been accounted for using the purchase method of accounting and for segment reporting purposes, was included in Metals. The operating results of Chase, which have been included in the accompanying financial statements since the date of the acquisition, were approximately $8 in 2003 (twelve months) and $2 in 2002 (three months).

The following table includes the estimated fair value of the assets acquired and the liabilities assumed at the dates of acquisitions. Based on valuations prepared at the acquisition date of Chase’s fixed assets and certain intangible assets (trademark), $40 was assigned to goodwill and $10 was assigned to trademark, both of which are not subject to amortization.

Supplemental cash flow information on the businesses acquired is as follows:

	2002	2001
Cash	$13	$—
Working capital	9	20
Property, plant and equipment	135	16
Goodwill	40	19
Intangible asset (trademark)	10	—
Debt	—	(11)
Other, net	(29)	4

Net assets acquired	$178	$48

The following unaudited pro forma condensed results of operations for the two years ended December 31, 2002 and 2001 reflect the Chase acquisition as if it had occurred on January 1, 2001, the beginning of the fiscal period presented.

	2002	2001
Sales	$1,481	$1503
Net loss	(24)	(2)
Net loss per common share:
Basic and diluted	$(0.43)	$(0.04)

RESTRUCTURINGS AND UNUSUAL ITEMS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting for costs associated with restructuring activities. This new standard changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to be recognized when the liability is incurred rather than when we commit to the plan. SFAS No. 146 is effective for restructuring activity initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003. In the first quarter of 2003, we made a decision to close our manufacturing plant in Indianapolis, Indiana. The Indianapolis facility ceased operations on February 14, 2003. The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people. Production at the Indianapolis strip mill has been consolidated within our East Alton, Illinois facility. While the Indianapolis strip mill had been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with the capacity additions at East Alton have lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29. In addition, we recorded in the fourth quarter of 2003, a pretax restructuring charge of $2 primarily for the write down of certain non-U.S. assets, netted with a reduction of a previously established reserve related to our Indianapolis restructuring.

The major portion of these charges was a non-cash charge ($25) related to the loss on disposal or write-off of equipment and facilities, and goodwill. The balance of the restructuring charges related to severance and job-related benefit costs. At the Indianapolis facility, approximately 190 employees were terminated, while nine employees were transferred to the East Alton facility. In addition to the closing of the Indianapolis facility, the Metals segment had determined that further cost reductions were necessary due to continuing depressed economic conditions. Approximately 55 employees were terminated to reduce headcount through a combination of a reduction-in-force program in Metals and the relocation of the segment’s New Haven, Connecticut metals research laboratory activities to two existing manufacturing locations.

The following table summarizes the major components of the 2003 charges and the remaining balances as of December 31, 2003:

	Restructuring Charge	Amounts Utilized	Accrued Restructuring Costs
Write-off of assets (including $2 of goodwill)	$25	$(25)	$—
Employee severance and job related benefits	6	(5)	1

	$31	$(30)	$1

For the full year 2001, we recorded restructuring charges totaling $39 pretax and unusual items of $3 pretax for a total of $42. All amounts related to the 2001 charge were utilized by December 31, 2002.

In the third quarter of 2001, we recorded a pretax charge for restructuring and unusual items of $29 primarily for costs associated with a salaried workforce reduction through an early retirement incentive program. Cost of Goods Sold and Other Income included $2 and $1, respectively, of unusual items. Cost of Goods Sold included the write-off of inventory associated with cancelled customer orders. Other Income included the write-off of an investment in an E-commerce company. The third-quarter restructuring charge of $26 related to the 190 employees retiring in connection with the retirement program and represented primarily pension and postretirement benefit curtailment losses and severance.

In the fourth quarter of 2001, we recorded a restructuring pretax charge of $13 pretax, primarily for costs associated with idling our Indianapolis brass mill, consolidating distribution operations of Monarch with the A.J. Oster metals service center business, and reducing staffing levels in Chlor Alkali Products. A significant portion of the charge relating to the idling of the Indianapolis facility represented primarily pension and postretirement curtailment losses and severance for 200 employees. Another portion of the charge related to 38 Chlor Alkali employees who accepted our offer of a voluntary special separation program whereby employees accept a voluntary lay off and receive full separation benefits and also receive their accrued pension benefits at the same time. The balance of the restructuring charge relates to costs associated with the consolidation of certain Monarch facilities in order to optimize distribution operations.

ENVIRONMENTAL

We are party to various governmental and private environmental actions associated with past manufacturing operations and former waste disposal sites. Charges to income for investigatory and remedial efforts were $20 in 2003, $15 in 2002 and $14 in 2001. These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $93 at December 31, 2003, and $98 at December 31, 2002, of which $67 and $70 are classified as other noncurrent liabilities, respectively.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2003, we estimate we may have additional contingent environmental liabilities of $50 in addition to the amounts for which we have already taken a reserve.

COMMITMENTS AND CONTINGENCIES

We lease certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties generally contain escalation clauses (except for railroad cars) based on increased costs of the lessor, for primarily property taxes, maintenance and insurance and have renewal or purchase options. Total rent expense charged to operations amounted to $33 in 2003 and $32 in 2002 and 2001 (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003 are as follows: $22 in 2004; $21 in 2005; $18 in 2006; $17 in 2007; $13 in 2008; and a total of $64 thereafter.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 regardless of the sulfur dioxide purchased. Commitments related to this agreement are approximately $2 per year for each year of 2004 through 2006 and a total of $10 thereafter.

We and our subsidiaries are defendants in various legal actions (including proceedings based on alleged exposures to asbestos, perchlorate and vinyl chloride) incidental to our past and current business activities. While we believe that none of these legal actions will materially adversely affect our financial position, in light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine whether the financial impact, if any of these matters will be material to our results of operations.

SUBSEQUENT EVENTS

Equity Offering

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00. Net proceeds from the sale were approximately $178 and were used to make a voluntary contribution of $125 to our pension plan. The balance of the proceeds of $53 is available to retire maturing debt or for other corporate purposes. The amount available under the $400 registration statement filed with the Securities and Exchange Commission was reduced by the proceeds from this issuance of securities.

Corporate Relocation (Unaudited)

In January 2004, we announced that our board of directors approved plans to move our corporate headquarters to the East Alton, Illinois area. The decision to relocate was driven by the organizational, strategic and economic advantages to locating our corporate headquarters in the East Alton area. The relocation of corporate headquarters will be accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. We expect the headquarters relocation to be completed by the end of 2004. Currently, 82 people are employed on the corporate staff, including 66 in Norwalk. When completed, the efficiencies of being substantially co-located with the Brass and Winchester businesses will result in corporate personnel being reduced by more than forty percent, with total projected savings of approximately $6 million per year. As a result of the relocation, we expect to incur one-time costs of approximately $12 million which will be disclosed as expensed primarily throughout 2004. We expect to provide job transition benefits and outplacement services to all affected employees. The transition is expected to begin in the second quarter of 2004.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

2003	First Quarter(1)	Second Quarter	Third Quarter(2)	Fourth Quarter(1)	Year(1)(2)
Sales	$390	$396	$415	$385	$1,586
Cost of goods sold	346	348	366	346	1,406
Net income (loss)	(39)	9	6	—	(24)
Basic and diluted net income (loss) per common share	(0.67)	0.15	0.10	0.01	(0.42)
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(3)
High	20.00	19.70	19.00	20.53	20.53
Low	14.97	16.40	15.82	15.79	14.97

2002
Sales	$295	$314	$341	$351	$1,301
Cost of goods sold	270	285	308	318	1,181
Net loss	(11)	(7)	(1)	(12)	(31)
Basic and diluted net loss per common share	(0.26)	(0.15)	(0.02)	(0.21)	(0.63)
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(3)
High	18.80	22.25	22.60	17.06	22.60
Low	13.85	16.98	15.59	13.90	13.85

(1)	Operating results for the 2003 first quarter and fourth quarter included pretax Restructuring Charges of $29 and $2, respectively, for the shutdown of our Indianapolis Brass mill and certain other actions. Operating results in the 2003 first quarter included an after-tax charge of $25 for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(2)	Operating results for the 2002 fourth quarter and year included a tax provision of $10 in connection with the surrender of life insurance policies purchased by us under the Company Owned Life Insurance program.

(3)	New York Stock Exchange composite transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate the biographical information relating to our Directors under the heading “Item 1-Election of Directors” in our Proxy Statement relating to our 2004 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. See also the list of executive officers following Item 4 of this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “What are the committees of the Board” under the heading “Additional Information Regarding the Board of Directors” in our Proxy Statement. We incorporate information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “Miscellaneous-How can I nominate a Director for election to the Board at the 2005 Annual Meeting?” and “Additional Information Regarding the Board of Directors-What is Olin’s Director Nomination Process?” by reference in this Report.

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Business Conduct. The Code is available in the Corporate Governance section of the Investor section of our website at www.olin.com.

Item 11.	EXECUTIVE COMPENSATION

The information in the Proxy Statement under the headings “Executive Compensation” (but excluding the Report of the Compensation Committee on Executive Compensation and the Performance Graph), “Executive Agreements,” “Voluntary Employment Separation Program (VSP),” “Retirement Benefits” and “Additional Information Regarding the Board of Directors—How are the Directors compensated?” are incorporated by reference in this Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate the information concerning holdings of our common stock by certain beneficial owners contained under the heading “Certain Beneficial Owners” in our Proxy Statement and the information concerning beneficial ownership of our common stock by our directors and officers under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report. See Item 5 of this Report for the information required by Item 201(d) of Regulation S-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

We incorporate the information concerning the accounting fees and services of our independent auditors, KPMG under the heading “Item 2—Proposal to Ratify Appointment of Independent Auditors” in our Proxy Statement by reference in this Report.

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

3.	Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(u) below.

3	(a)	Olin’s Restated Articles of Incorporation as amended effective May 8, 1997—Exhibit 3(a) to Olin’s Form 10-Q for the quarter ended June 30, 2003.*
	(b)	By-laws of Olin as amended effective July 30, 2003—Exhibit 3(b) to Olin’s Form 10-Q for the quarter ended June 30, 2003.*
4	(a)	Articles of Amendment designating Series A Participating Cumulative Preferred Stock, par value $1 per share—Exhibit 2 to Olin’s Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*
	(b)	Rights Agreement dated as of February 27, 1996 between Olin and Chemical Mellon Shareholder Services, LLP, Rights Agent—Exhibit 1 to Olin’s Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*
	(c)	Form of Senior Debt Indenture between Olin and Chemical Bank—Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental Indenture dated as of March 18, 1994 between Olin and Chemical Bank—Exhibit 4(c) to Registration Statement No. 33-52771 and Second Supplemental Indenture dated as of December 11, 2001 between Olin and JPMorgan Chase Bank, formerly known as Chemical Bank—Exhibit 4 to Form 8-K dated December 20, 2001.*
	(d)	Credit Agreement dated as of January 3, 2002 among Olin and the banks named therein—Exhibit 4 to Olin’s Form 8-K dated January 10, 2002.*
	(e)	9.125% Senior Note Due 2011—Exhibit 4(f) to Olin’s Form 10-K for 2001.*

We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

10	(a)	1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended through January 30, 2003—Exhibit 10(a) to Olin’s Form 10-K for 2002.*
	(b)	Employee Deferral Plan as amended and restated effective as of January 30, 2003—Exhibit 10(b) to Olin’s Form 10-K for 2002.*
	(c)	Olin Senior Executive Pension Plan amended as of July 27, 2000—Exhibit 10(d) to Olin’s Form 10-Q for the quarter ended September 30, 2000.*
	(d)	Olin Supplemental Contributing Employee Ownership Plan as amended through October 31, 2003.
	(e)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
	(f)	Form of executive agreement between Olin and certain executive officers dated November 1, 2002—Exhibit 10(f) to Olin’s Form 10-K for 2002.*
	(g)	Olin 1991 Long Term Incentive Plan, as amended through January 30, 2003—Exhibit 10(g) to Olin’s Form 10-K for 2002.*
	(h)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended effective January 30, 2003—Exhibit 10(h) to Olin’s Form 10-K for 2002.*
	(i)	Olin Senior Management Incentive Compensation Plan, as amended through December 9, 1999—Exhibit A to Olin’s 2000 Proxy Statement dated March 14, 2000.*
	(j)	Description of Restricted Stock Unit Awards granted under the Olin 1991 Long Term Incentive Plan—Exhibit 10(bb) to Olin’s Form 10-K for 1995.*
	(k)	Description of Restricted Stock Unit Awards granted under the 2000 Long Term Incentive Plan—Exhibit 10(m) to Olin’s Form 10-K for 2001.*

	(l)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
	(m)	Olin Supplementary and Deferral Benefit Pension Plan restated as of February 8, 1999—Exhibit 10(s) to Olin’s Form l0-Q for the quarter ended March 31, 1999.*
	(n)	Olin Corporation 2000 Long Term Incentive Plan as amended through January 30, 2003—Exhibit 10(n) to Olin’s Form 10-K for 2002.*
	(o)	Olin Corporation 2003 Long Term Incentive Plan—Exhibit 10(o) to Olin’s Form 10-K for 2002.*
	(p)	2001 Performance Share Program—Exhibit 10(w) to Olin’s Form 10-Q for quarter ended March 31, 2001.*
	(q)	Chase Industries Inc. 1994 Long-Term Incentive Plan, as amended as of May 14, 1997 and First Amendment effective as of November 19, 1999—Exhibit 10.5 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.7 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
	(r)	Chase Industries Inc. 1997 Non-Employee Director Stock Option Plan, as amended May 26, 1998 and First Amendment effective as of November 19, 1999—Exhibit 10.6 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.9 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
	(s)	D. W. Griffin Letter Agreement dated January 31, 2003—Exhibit 10(t) to Olin’s Form 10-K for 2002.*
	(t)	J. L. McIntosh Promissory Note dated October 2, 2003.
	(u)	Form of Voluntary Employment Separation Agreement and Release with certain executive officers.
	(v)	Letter Agreement with G. H. Pain dated January 29, 2004.
	(w)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999— Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
	(x)	Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated August 23, 1996—Exhibit 99.1 to Olin’s Form 8-K dated December 3, 2001.*
	(y)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.2 to Olin’s Form 8-K dated December 3, 2001.*
	(z)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.3 to Olin’s Form 8-K dated December 3, 2001.*
	(aa)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated April 30, 1998—Exhibit 99.4 to Olin’s Form 8-K dated December 3, 2001.*
	(bb)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated January 1, 2003—Exhibit 10(aa) to Olin’s Form 10-K for 2002.*
	(cc)	Note Purchase Agreement dated December 22, 1997 between the Sunbelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(dd)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(ee)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
	(ff)	Voting Agreement between Olin and Court Square Capital Limited dated as of May 7, 2002 and Amendment dated November 5, 2002—Exhibit 2.2 to Olin’s Form 8-K dated May 9, 2002 and Exhibit 99(b) to Olin’s Amendment No. 1 to Form S-3 Registration Statement No. 333-101029 filed on December 20, 2002, respectively.*
11		Computation of Per Share Earnings (included in the Note—“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8.)
12		Computation of Ratio of Earnings to Fixed Charges (unaudited).
21		List of Subsidiaries.
23		Consent of KPMG LLP.
31.1		Section 302 Certification Statement of Chief Executive Officer.
31.2		Section 302 Certification Statement of Chief Financial Officer.
32		Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.

Any of the foregoing exhibits are available from the Company by writing to: Mr. Richard E. Koch, Vice President, Investor Relations and Public Affairs, Olin Corporation, 501 Merritt 7, P.O. Box 4500, Norwalk, CT 06856-4500.

(b)	Reports on Form 8-K

Form 8-K furnished under Item 9 on October 31, 2003 furnishing third quarter earnings press release.

Form 8-K furnished under Item 9 on November 11, 2003, announcing a presentation at investor meetings sponsored by Buckingham Research on November 18, 2003.

Form 8-K furnished under Item 9 on November 18, 2003, providing a copy of the slides presented at an investor meeting sponsored by Buckingham Research on November 18, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2004

OLIN CORPORATION

By	/S/ JOSEPH D. RUPP
Joseph D. Rupp President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOSEPH D. RUPP Joseph D. Rupp	President and Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2004

/S/ DONALD W. GRIFFIN Donald W. Griffin	Director	March 9, 2004

/S/ JAMES G. HASCALL James G. Hascall	Director	March 9, 2004

/S/ WILLIAM W. HIGGINS William W. Higgins	Director	March 9, 2004

/S/ RANDALL W. LARRIMORE Randall W. Larrimore	Director and Chairman of the Board	March 9, 2004

/S/ G. JACKSON RATCLIFFE, JR. G. Jackson Ratcliffe, Jr.	Director	March 9, 2004

/S/ RICHARD M. ROMPALA Richard M. Rompala	Director	March 9, 2004

/S/ PHILIP J. SCHULZ Philip J. Schulz	Director	March 9, 2004

/S/ ANTHONY W. RUGGIERO Anthony W. Ruggiero	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 9, 2004

/S/ MARY E. GALLAGHER Mary E. Gallagher	Vice President and Controller (Principal Accounting Officer)	March 9, 2004