Form 10-Q
period 2004-03-31
OLIN CORP
filed 2004-05-06
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2004

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-1070

Olin Corporation
(Exact name of registrant as specified in its charter)
Virginia	13-1872319

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Merritt 7, Norwalk, CT	06856

(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2004, there were outstanding 69,474,817 shares of the registrant’s common stock.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$185.8	$ 189.8
Accounts receivable, net	261.4	184.8
Inventories	249.7	242.4
Other current assets	66.4	62.0

Total current assets	763.3	679.0
Property, plant and equipment (less accumulated depreciation of $1,330.5 and $1,313.4)	489.1	500.6
Prepaid pension costs	224.7	101.5
Deferred income taxes	106.5	71.5
Other assets	11.0	11.0
Goodwill	79.5	79.5

Total assets	$1,674.1	$1,443.1

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term borrowings and current installments of long-term debt	$9.7	$ 27.2
Accounts payable	141.8	128.9
Income taxes payable	48.4	11.1
Accrued liabilities	163.1	141.9

Total current liabilities	363.0	309.1
Long-term debt	299.9	300.4
Accrued pension liability	470.8	469.2
Other liabilities	188.8	188.0

Total liabilities	1,322.5	1,266.7

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized 120.0 shares
Issued 69.3 shares (59.0 in 2003)	69.3	59.0
Additional paid-in capital	637.6	464.2
Accumulated other comprehensive loss	(244.4)	(246.8)
Accumulated deficit	(110.9)	(100.0)

Total shareholders’ equity	351.6	176.4

Total liabilities and shareholders’ equity	$1,674.1	$1,443.1

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Sales	$489.0	$390.2
Operating Expenses:
Cost of goods sold	437.3	345.9
Selling and administration	33.1	30.3
Research and development	1.0	1.2
Restructuring charge	8.9	29.0
Earnings of non-consolidated affiliates	0.5	1.5

Operating income (loss)	9.2	(14.7)
Interest expense	5.0	5.2
Interest income	0.5	0.2
Other income	0.5	—

Income (loss) before taxes and cumulative effect of accounting change	5.2	(19.7)
Income tax provision (benefit)	2.3	(6.1)

Income (loss) before cumulative effect of accounting change	2.9	(13.6)
Cumulative effect of accounting change, net	—	(25.4)

Net income (loss)	$2.9	$(39.0)

Basic and diluted net income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.04	$(0.23)
Cumulative effect of accounting change, net	—	(0.44)

Net income (loss)	$0.04	$(0.67)

Dividends per common share	$0.20	$0.20

Diluted average common shares outstanding	64.4	57.8

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net income (loss)	$2.9	$(39.0)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used for operating activities:
Earnings of non-consolidated affiliates	(0.5)	(1.5)
Depreciation and amortization	18.3	22.8
Deferred income taxes	(35.0)	(2.8)
Non-cash portion of restructuring charge	—	22.8
Cumulative effect of accounting change	—	25.4
Pension plan contribution	(125.0)	—
Qualified pension plan expense	1.8	—
Common stock issued under employee benefit plans	0.7	0.7
Change in:
Receivables	(76.6)	(44.0)
Inventories	(7.3)	(16.8)
Other current assets	(4.4)	(0.6)
Accounts payable and accrued liabilities	34.1	(10.6)
Income taxes payable	37.3	(3.8)
Noncurrent liabilities	2.7	(6.8)
Other operating activities	0.9	(2.6)

Net operating activities	(150.1)	(56.8)

Investing activities
Capital expenditures	(7.2)	(8.6)
Proceeds from sale of short-term investments	—	25.0
Investments and advances-affiliated companies at equity	0.9	5.7
Disposition of property, plant and equipment	0.6	0.4
Other investing activities	0.9	1.6

Net investing activities	(4.8)	24.1

Financing activities
Long-term debt repayments	(18.0)	(0.5)
Issuance of common stock	181.1	3.9
Stock options exercised	1.6	1.0
Dividends paid	(13.8)	(11.5)

Net financing activities	150.9	(7.1)

Net decrease in cash and cash equivalents	(4.0)	(39.8)
Cash and cash equivalents, beginning of period	189.8	110.5

Cash and cash equivalents, end of period	$185.8	$70.7

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Tabular amounts in millions, except per share data)

(Unaudited)

1.	We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading. Certain reclassifications were made to prior year amounts to conform to the 2004 presentation. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Inventory consists of the following:

	March 31, 2004	December 31, 2003
Raw materials and supplies	$129.8	$120.0
Work in process	143.4	124.3
Finished goods	80.7	75.4

	353.9	319.7
LIFO reserve	(104.2)	(77.3)

Inventory, net	$249.7	$242.4

Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2004, reflect certain estimates relating to inventory quantities and costs at December 31, 2004.

3.	Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 2004 reflect the dilutive effect of stock options. The effect of stock options of 0.2 million shares for the three months ended March 31, 2003 has not been included in the 2003 diluted loss per share as their effect would have been anti-dilutive.

	Three Months Ended March 31,
Basic Income (Loss) Per Share:	2004	2003
Income (loss) before cumulative effect of accounting change	$2.9	$(13.6)
Cumulative effect of accounting change, net	—	(25.4)

Net income (loss)	$2.9	$(39.0)

Basic shares	64.1	57.8

Basic income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.04	$(0.23)
Cumulative effect of accounting change, net	—	(0.44)

Net income (loss)	$0.04	$(0.67)

Diluted Income (Loss) Per Share:
Income (loss) before cumulative effect of accounting change	$2.9	$(13.6)
Cumulative effect of accounting change, net	—	(25.4)

Net income (loss)	$2.9	$(39.0)

Diluted shares:
Basic shares	64.1	57.8
Stock options	0.3	—

Diluted shares	64.4	57.8

Diluted income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.04	$(0.23)
Cumulative effect of accounting change, net	—	(0.44)

Net income (loss)	$0.04	$(0.67)

4.	We are party to various governmental and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $6.3 million and $3.7 million for the three-month periods ended March 31, 2004 and 2003, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2003 and are expected to be material to operating results in 2004. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $95.1 million at March 31, 2004 and $93.0 million at December 31, 2003, of which $69.1 million and $67.0 million were classified as other noncurrent liabilities, respectively.

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

5.	The Board of Directors in April, 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the first three months of 2004 and 2003. At March 31, 2004, approximately 154,000 shares remain to be purchased.

6.	On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were approximately $178.0 million and were used to make a voluntary contribution of $125.0 million to our pension plan. The balance of the proceeds of $53.0 million was available to retire maturing debt and for other corporate purposes. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004.

During the first three months of 2004, we issued approximately 0.1 million (2003—0.1 million) shares with a total value of $1.6 million (2003—$1.0 million), representing stock options exercised. In addition, we issued approximately 0.2 million and 0.3 million shares with a total value of $4.2 million and $4.6 million, respectively, in connection with our Contributing Employee Ownership Plan and our deferred compensation programs.

7.	We define segment operating income (loss) as earnings (loss) before interest expense, interest income, other income, restructuring charges and income taxes and include the operating results of non-consolidated affiliates. Intersegment sales of $9.5 million and $11.5 million for the three months ended March 31, 2004 and 2003, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals have been eliminated from Metals segment sales.

	Three Months Ended March 31,
Sales:	2004	2003
Metals	$314.4	$222.2
Chlor Alkali Products	99.9	97.3
Winchester	74.7	70.7

Total sales	$489.0	$390.2

Segment operating income before restructuring charges:
Metals	$14.7	$3.4
Chlor Alkali Products	10.4	13.5
Winchester	6.1	5.9
Corporate/Other:
Pension(1)	2.0	4.5
Environmental provision	(6.3)	(3.7)
Other corporate and unallocated costs	(8.8)	(9.3)

Total segment operating income before restructuring charges	18.1	14.3
Interest expense	5.0	5.2
Interest income	0.5	0.2
Other income	0.5	—
Restructuring charges	8.9	29.0

Income (loss) before taxes and cumulative effect of accounting change	$5.2	$(19.7)

(1)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.

8.	In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 we recorded an asset and a liability of $41.5 million (of which $7.0 million and $34.5 million were in current liabilities and noncurrent liabilities, respectively) to reflect the cost of retirement obligations related to our former operating facilities ($22.1 million, pretax), certain hazardous waste units at operating plant sites ($14.4 million, pretax), and our Indianapolis facility ($5.0 million, pretax). Since these sites do not generate revenue, we recorded an impairment charge on these same assets, which resulted in an after-tax charge of $25.4 million ($0.44 per diluted share). The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life and, accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 amounted to $0.4 million for the first three months of 2004. At March 31, 2004, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

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

On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. By the end of the year, we expect to complete the relocation of a substantial portion of our corporate services personnel from Norwalk, Connecticut to our Main Office Building in East Alton, Illinois. We will also establish our new corporate headquarters in nearby Clayton, which is in St. Louis County, Missouri, for many logistical and other reasons. The relocation of the corporate offices will be accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. We expect the corporate office relocation to be completed by the end of 2004. In January 2004, 82 people were employed on the corporate staff, including 66 in Norwalk. When completed, the efficiencies of the corporate services personnel being co-located with the Brass and Winchester businesses will result in corporate personnel being reduced by approximately forty percent, with total projected savings of approximately $6 million per year. As a result of the relocation, we expect to incur one-time costs of approximately $12 million which will be expensed primarily throughout 2004. We expect to provide severance benefits and outplacement services to all affected employees. The transition will begin in the second quarter of 2004. As a result of this corporate office relocation, we recorded in the first quarter of 2004 a pretax restructuring charge of $8.9 million. This restructuring charge included primarily employee severance and related benefit costs, pension curtailment and the incurred cost for outplacement services. At March 31, 2004, we utilized $1.7 million of the first quarter restructuring charge.

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

The major portion of the charge was a non-cash charge ($22.8 million) related to the loss on disposal or write-off of equipment and facilities, and goodwill. The balance of the restructuring charge related to severance and job-related benefit costs. At the Indianapolis facility, approximately 190 employees were terminated, while nine employees were transferred to the East Alton facility. In addition to the closing of the Indianapolis facility, the Metals segment had determined that further cost reductions were necessary due to continuing depressed economic conditions. Approximately 55 employees were terminated in order to reduce headcount through a combination of a reduction-in-force program at Metals and the relocation of the segment’s New Haven, Connecticut metals research laboratory activities to two existing manufacturing locations.

The following table summarizes the major components of the 2003 restructuring charge and the remaining balances as of March 31, 2004:

	Original Charge	Amounts Utilized	Accrued Restructuring Costs
Write-off of assets (including $2.4 of goodwill)	$24.6	$(24.6)	$—
Employee severance and job-related benefits	6.2	(5.7)	0.5

	$30.8	$(30.3)	$0.5

10.	In 1996, we adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” and as permitted by SFAS No. 123, we continue to account for the costs of stock compensation in accordance with Accounting Principles Board Opinion (APBO) No. 25. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

Under SFAS No. 148, pro forma net income (loss) and earnings (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. We had no compensation expense for stock options granted during the three months ended March 31, 2004 and March 31, 2003. The fair value of each option granted during 2004 and 2003 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 4.32% in 2004 and 5.21% in 2003, risk-free interest rate of 3.18% in 2004 and 3.05% in 2003, expected volatility of 40% in 2004 and 2003 and an expected life of 6 years. The fair value of options granted during 2004 and 2003 was $5.09 and $3.82, respectively. The following table shows the difference between reported and pro forma net income (loss) and income (loss) per share as if we had recorded compensation expense for the stock options granted during the year.

	Three Months Ended March 31,
	2004	2003
Net income (loss)
As reported	$2.9	$(39.0)
Pro forma	2.4	(39.5)

Per Share Data:
Basic
As reported	0.04	(0.67)
Pro forma	0.04	(0.68)

Diluted
As reported	0.04	(0.67)
Pro forma	0.04	(0.68)

11.	We guarantee debt and other obligations under agreements with our affiliated companies and warrant certain products.

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

Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2003, our guarantee of the notes was approximately $85.3 million at March 31, 2004. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a line of credit, utilized for working capital purposes, of one of our wholly-owned foreign affiliates. At March 31, 2004, our wholly-owned foreign affiliate had no short-term debt outstanding under this line of credit.

12.	Almost all of our domestic pension plans are non-contributory final-average-pay or flat-benefit plans and all domestic employees are covered by a pension plan. Our funding policy is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant. We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
Components of Net Periodic Benefit Cost (Income)	2004	2003	2004	2003
Service cost	$4.8	$4.2	$0.5	$0.5
Interest cost	23.1	23.3	1.3	1.3
Expected return on plans’ assets	(29.1)	(27.9)	—	—
Amortization of prior service cost	1.2	1.3	(0.2)	(0.2)
Recognized actuarial loss (gain)	3.3	0.4	0.7	0.6

Subtotal	3.3	1.3	2.3	2.2
Curtailment	1.2	—	—	—

Net periodic benefit cost	$4.5	$1.3	$2.3	$2.2

In the first quarter of 2004, we recorded a pension curtailment charge of $1.2 million in connection with the corporate relocation restructuring. The 2004 restructuring charge is described under footnote No. 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. By the end of the year, we expect to complete the relocation of a substantial portion of our corporate services personnel from Norwalk, Connecticut to our Main Office Building in East Alton, Illinois. We will also establish our new corporate headquarters in nearby Clayton, which is in St. Louis County, Missouri, for many logistical and other reasons. The relocation of the corporate offices will be accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. We expect the corporate office relocation to be completed by the end of 2004. In January 2004, 82 people were employed on the corporate staff, including 66 in Norwalk. When completed, the efficiencies of the corporate services personnel being co-located with the Brass and Winchester businesses will result in corporate personnel being reduced by approximately forty percent, with total projected savings of approximately $6 million per year. As a result of the relocation, we expect to incur one-time costs of approximately $12 million which will be expensed primarily throughout 2004. We expect to provide severance benefits and outplacement services to all affected employees. The transition will begin in the second quarter of 2004. As a result of this corporate office relocation, we recorded in the first quarter of 2004 a pretax restructuring charge of $8.9 million. This restructuring charge included primarily employee severance and related benefit costs, pension curtailment and the incurred cost for outplacement services.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were approximately $178 million and were used to make a voluntary contribution of $125 million to our pension plan. The balance of the proceeds of $53 million was available to retire maturing debt and for other corporate purposes. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004.

We disclosed in our 2003 Form 10-K that we were accepted to participate in the Internal Revenue Service (IRS) settlement initiative pertaining to tax issues related to our benefits liability management company. In addition, we disclosed a settlement with the IRS relative to our Company Owned Life Insurance (COLI) program. In April 2004, a preliminary settlement agreement was reached with the IRS on these and certain other outstanding issues related to tax audits covering the 1992 through 2000 tax years. In connection with these settlements we made payments in the second quarter of 2004 of approximately $40 million. These payments will resolve all open issues regarding our benefits liability management company and our COLI program. As we disclosed in our Form 10-K, these tax issues had been recorded as a liability prior to 2002.

Consolidated Results of Operations

	Three Months
	Ended March 31,
($ in millions, except per share data)	2004	2003
Sales	$489.0	$390.2
Gross Margin (sales less cost of goods sold)	51.7	44.3
Selling and Administration	33.1	30.3
Restructuring Charge	8.9	29.0
Interest Expense, net	4.5	5.0
Income (Loss) before Taxes and Cumulative Effect of Accounting Change	5.2	(19.7)
Income (Loss) before Cumulative Effect of Accounting Change	2.9	(13.6)
Cumulative Effect of Accounting Change, net	—	(25.4)
Net Income (Loss)	2.9	(39.0)
Basis and Diluted Net Income (Loss) Per Common Share:
Income (Loss) before Cumulative Effect of Accounting Change	0.04	(0.23)
Accounting Change, net	—	(0.44)
Net Income (Loss)	0.04	(0.67)

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Sales increased 25% primarily due to higher volumes (17%) and higher metal sales (9%), but offset in part by lower selling prices (1%). The increase in sales volumes was across all segments, in particular Metal strip shipments to the ammunition, coinage, electronics and automotive segments. The higher metal sales are the result of increased copper prices and a product mix containing a higher metal component in our metals segment. The price decreases were primarily related to lower Electrochemical Unit (ECU) prices in the Chlor Alkali Products segment because of the decline in caustic prices.

Gross margin percentage was 11% in 2004 and 2003.

Selling and administration expenses as a percentage of sales were 7% in 2004 and 8% in 2003. Selling and administration expenses in 2004 were $2.8 million higher than in 2003 primarily due to higher administration expenses such as consulting expenses and higher pension expenses.

The earnings of non-consolidated affiliates were $0.5 million for the first three months of 2004, down $1.0 million from 2003, primarily due to lower ECU pricing at the Sunbelt joint venture.

Interest expense, net for the first three months of 2004 decreased from 2003 primarily due to higher interest income on a higher level of cash and cash equivalents. In March 2004, we repaid the $17.5 million Illinois Industrial Pollution Control Revenue Bond.

The tax rate for the first quarter of 2004 was 44%, which is lower than the 55% we had previously projected. The change in the effective tax rate is a result of an improved earnings outlook and the settlement of prior period tax issues as described under “Recent Developments,” which will result in lower interest accruals. In the 2003 first quarter, we had an effective tax rate of 31% on pretax losses of $19.7 million. The tax benefits recorded on the losses in 2003 were less than the statutory rate because we were accruing interest on taxes which may become payable in the future. In addition, the 2003 restructuring charge included the write-off of goodwill, which is not deductible for tax purposes.

Segment Operating Results

We define our segment operating results as earnings (loss) before interest expense, interest income, other income, restructuring charges and income taxes and include the operating results of non-consolidated affiliates. Intersegment sales of $9.5 million and $11.5 million for the three months ended March 31, 2004 and 2003 respectively, representing the sale of ammunition cartridge cups to Winchester from Metals have been eliminated from Metals segment sales.

	Three Months
	Ended March 31,
($ in millions)	2004	2003
Sales:
Metals	$314.4	$222.2
Chlor Alkali Products	99.9	97.3
Winchester	74.7	70.7

Total Sales	$489.0	$390.2

Operating Income Before Restructuring Charges:
Metals	$14.7	$3.4
Chlor Alkali Products	10.4	13.5
Winchester	6.1	5.9
Corporate/Other:
Pension(1)	2.0	4.5
Environmental	(6.3)	(3.7)
Other Corporate and Unallocated Costs	(8.8)	(9.3)

Total Operating Income Before Restructuring Charges	18.1	14.3
Interest Expense	5.0	5.2
Interest Income	0.5	0.2
Other Income	0.5	—
Restructuring Charges	8.9	29.0

Income (Loss) before Taxes and Cumulative Effect of Accounting Change	$5.2	$(19.7)

(1)	The service cost and the amortization of prior service costs components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.

Metals

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Sales for the first quarter of 2004 were $314.4 million compared to sales in the first quarter of 2003 of $222.2 million, an increase of 41%. With most major market segments strengthening over 2003, overall shipment volumes increased by approximately 13% from the prior first quarter. The remaining 28% increase in sales was primarily due to significantly higher copper prices and a product mix containing a higher metal component. During the first quarter of 2004, the average Commodity Metals Exchange (COMEX) copper price was approximately $1.23 per pound compared with $0.755 per pound in the first quarter of 2003, or an increase of 63%. Shipments to the ammunition segment approximately doubled in 2004 from 2003 due to continued strong demand from the military. Coinage shipments were up 79% from last year mainly due to the U. S. Mint’s introduction of two new nickels commemorating the 200th anniversary of the Lewis and Clark Expedition. Electronics shipments in 2004 increased 18% over 2003, but we are still well below historical levels. Shipments to the automotive segment increased in 2004 by 3% as automotive production strengthened from the first quarter of 2003.

The Metals segment operating income was $14.7 million in the first quarter of 2004 compared to $3.4 million in 2003. The Metals segment improved operating results in the first quarter of 2004 were primarily due to higher volumes, improved productivity and reduced costs in our operations, and the cost savings resulting from the closure of the Indianapolis facility during the first quarter last year. Partially offsetting these improvements were continued margin pressures, higher wages and fringe benefit costs and higher metal costs.

Chlor Alkali Products

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Chlor Alkali Products’ sales for the first quarter of 2004 were $99.9 million compared with $97.3 million in the first quarter of 2003. Our ECU netback (gross price less freight and discounts), excluding our Sunbelt plant, was approximately $300 in the first quarter of 2004 compared with approximately $315 in the first quarter of 2003. The negative change in our netback was more than offset by improved volumes in both chlorine and caustic. Chlorine demand was much higher this year, resulting in improved operating rates. The higher industry wide operating rates generated excess caustic, which caused pressure on price. Industry wide caustic soda demand has not recovered as chlorine demand has strengthened, which resulted in some excess industry caustic supply, which depressed caustic prices. We believe that spot caustic prices bottomed recently and we have noted that these prices have begun to head up.

Chlor Alkali posted operating income of $10.4 million, compared with $13.5 million in the first quarter of 2003. Earnings were lower in 2004 because higher sales volumes were more than offset by lower selling prices and higher costs. The costs are due to increased manufacturing costs resulting from higher electricity and steam costs.

Winchester

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Sales for the first quarter of 2004 were $74.7 million compared with $70.7 million in the first quarter of 2003. The increase in sales was primarily driven by higher commercial demand. Operating income in the first quarter of 2004 was $6.1 million, compared with $5.9 million in 2003 primarily because of higher commercial sales volumes offset in part by higher manufacturing costs.

Corporate/Other

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

The service cost and the amortization of prior service costs components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census date. All other components of pension costs are reflected in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses. In the first quarter of 2004, pension income included in Corporate/Other was $2.0 million compared with $4.5 million in 2003. The reduction in corporate pension income was primarily because of the recognition of actuarial losses related to the past actual versus assumed rates of return on the plan assets and declining interest rates. On a total company basis, pension expense for the first quarter of 2004 was $3.3 million as compared to $1.3 million in 2003.

We have updated our pension-related projections based upon the recently released interest rate guidance provided by the Treasury Department following the enactment of the Pension Funding Equity Act of 2004. While the proposed interest rate is subject to comment and, potentially, change, its use causes differences in the timing of future contributions, not their magnitude, from what we had previously projected. As a result, we may make a voluntary contribution to the plan in the $40 million pretax range in 2005, which is an acceleration of contributions we would otherwise have made in 2008 under the previous projections. If such a contribution were made in 2005, no contributions would be required until 2008, at which time approximately $40 million pretax would be required to be contributed to the plan. Among other factors, changes in interest rates and pension fund investment performance could alter these forecasts.

In the first quarter of 2004, charges to income for environmental investigatory and remedial activities were $6.3 million compared with $3.7 million in 2003. This provision related primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. In 2004, we currently estimate that these charges to income for the full year may be in the $25 million range as compared to $20 million in 2003. This estimate is based on expectations regarding the potential resolution of investigations or remedial actions at certain known sites. Environmental costs for ongoing plant operations, for example wastewater treatment, are included in the operating segments and are approximately equal year-over-year.

Outlook

In the second quarter of 2004, we expect our earnings to be in the breakeven range which includes a $5.5 million pretax gain related to a contract matter. We expect minimal relocation charges during the quarter. Metals results in the second quarter of 2004 will be lower than the first quarter of 2004 due to the impact of a fire which occurred on April 29, 2004 in the electrical control room for the hot mill located at the Brass Casting Plant in East Alton, Illinois. Preliminary estimates are that the financial effects of the fire will reduce second quarter pretax profits by approximately $10 million. The full year effect of the fire is currently estimated to be in the $5 million pretax range, as certain financial effects of the fire can be mitigated by the end of the year. These estimates include an estimate of insurance recoveries. In addition, in the second quarter of 2004 we expect lower coinage and ammunition shipments than in the first quarter of 2004.

Chlor Alkali profits are expected to be slightly lower than the first quarter of 2004 with increased volumes and higher chlorine prices partially offsetting lower caustic pricing, the effect of a planned maintenance outage, and higher electricity and steam costs. Chlor Alkali second-quarter profits are expected to be below last year because of lower ECU prices. Winchester’s profits will be below the first quarter due to normal seasonality and somewhat below last year due to lower military volumes.

We are expecting our ECU prices to decrease from the first quarter to the second quarter of 2004 as our contracts reflect the impact of first quarter market price declines for caustic soda. These declines will more than offset improvement in chlorine pricing. Industry wide caustic soda demand has not recovered as chlorine demand has strengthened, which resulted in some excess industry caustic supply, which depressed caustic prices. We believe that spot caustic prices bottomed recently and we have noted that these prices have begun to head up.

In the first quarter, a chlorine price increase of $75 per ton was announced that began to have a positive effect on our prices as of April 1. As we have mentioned before, many of our contracts have caps and utilize lagging price indexes that will moderate the impact of both the increases in chlorine and the decreases in caustic prices we are currently experiencing.

Operating rates increased in the first quarter in response to growing chlorine demand. The Chlorine Institute reported that February’s effective industry operating rate was 94% and we believe that it will increase further in the second quarter, aided in part by the additional seasonal demand for chlorine and caustic in the manufacture of bleach.

Chemical Market Associates, Inc. believes that the first quarter ECU price for the industry will be the lowest of the year and that prices will increase in each successive quarter of 2004 and that in 2005 prices will increase further. This improvement in ECU prices is based on expected growth in the economy and the chlor alkali capacity rationalization that has taken place.

In April 2004, we announced that we would be converting a portion of our caustic capacity at Charleston, TN to produce potassium hydroxide, or KOH. The conversion will include a separate potassium chloride (KCl) salt system which will allow concurrent production of both sodium and potassium alkalis. The move marks a reentry for us into potassium hydroxide. Capacity for the potassium line will be 160,000 tons of KOH. The transition, which involves converting one of two cell rooms at Charleston, will not affect chlorine capacity, but will reduce caustic soda capacity by 110,000 tons.

We feel that this is an excellent time for us to reestablish a significant position in the KOH business. Our cost structure, available process equipment and location combine to put us in a very competitive position, with a minimal capital investment. We expect to complete the conversion and begin shipments in the fourth quarter of 2004.

We expect to reduce the cyclicality of our division’s performance by reducing our caustic production capacity by about 8% and resuming the manufacture of potassium hydroxide.

Winchester was the winner of a contract to provide ammunition for the Department of Homeland Security that will commence shipments in the second quarter. Also, the U.S. Army awarded Winchester a contract to produce 70 million rounds of 5.56 mm rifle ammunition beginning in June to supplement the production of the Army’s arsenal. In addition, there are several additional military procurements that are pending that could favorably affect Winchester later this year and in future years.

We continue to believe that our pension expense for the 2004 full year will be about $10 million higher than 2003.

We expect our effective tax rate for the full year to be about 41%.

We continue to project that we will remain in compliance with our debt covenants.

We expect that our capital spending will be in the $60 million range in 2004 and our depreciation and amortization in 2004 will be in the $75 million range.

Environmental Matters

In the three-month periods ended March 31, 2004 and 2003, we spent approximately $4.2 million and $9.4 million, respectively, for environmental investigatory and remediation activities associated with past manufacturing operations and former waste disposal sites. Spending for investigatory and remedial efforts for the full year 2004 is estimated to be between $25 and $30 million. Cash outlays for remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $6.3 million and $3.7 million in the three-month periods ended March 31, 2004 and 2003, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2003, are expected to be material to operating results in 2004 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future expenditures to investigate and remediate known sites amounting to $95.1 million at March 31, 2004 and $93.0 million at December 31, 2003, of which $69.1 million and $67.0 million was classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
Provided By (Used For) ($ in millions)	2004	2003
Pension Plan Contribution	$(125.0)	$—
Net Operating Activities	(150.1)	(56.8)
Capital Expenditures	(7.2)	(8.6)
Net Investing Activities	(4.8)	24.1
Net Financing Activities	150.9	(7.1)

In the first three months of 2004, income exclusive of non-cash charges, cash and cash equivalents on hand and proceeds from the common stock offering were used to make a voluntary contribution to our pension plan and to finance our working capital requirements, capital and investment projects, long-term debt repayments and dividends.

Operating Activities

In February 2004, we made a voluntary contribution of $125.0 million from the proceeds of our 2004 common stock offering. Excluding that pension contribution, cash used by operating activities decreased over the prior year due primarily to higher profits from operations and a lower investment in working capital, particularly higher accounts payable levels, but offset in part by higher accounts receivables. The higher accounts payables are primarily due to increased purchases of raw materials to support higher metals shipments and significantly higher copper prices. The investment in accounts receivable was higher in 2004 due to higher sales in Metals and Winchester. The 63% increase in the average COMEX price of copper from the first quarter of 2004 resulted in increases in both accounts receivables and accounts payables.

Investing Activities

Capital spending of $7.2 million in the first three months of 2004 was $1.4 million lower than in the corresponding period in 2003. For the total year, we expect our capital spending to be at a level of approximately 80% of depreciation, or about $60 million, compared to 68% of depreciation or $55 million in 2003.

Proceeds from the sale of short-term investments of $25 million represented the equity value of the COLI program which we discontinued in the first quarter of 2003. We surrendered the life insurance policies that we purchased under this program, and received these proceeds in March 2003.

Financing Activities

At March 31, 2004, we had $107.2 million available under our $140 million senior revolving credit facility with a group of banks. We issued $32.8 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, self-insurance obligations and plant closure and post-closure obligations. The senior credit facility will expire on January 3, 2005. Under the facility, we may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were approximately $178 million and were used to make a voluntary contribution of $125 million to our pension plan. The balance of the proceeds of $53 million was available to retire maturing debt and for other corporate purposes. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004.

The 2004 and 2003 decrease in investments and advances in affiliated companies at equity, represents increased cash distributions in excess of Sunbelt’s operating results.

During the first three months of 2004 and 2003, we issued 205,741 and 279,780 shares of common stock with a total value of $3.8 million and $4.6 million, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

There were no stock repurchases during the first three months of 2004 and 2003. Under programs previously approved by our board of directors, approximately 154,000 shares remain to be repurchased as of March 31, 2004.

In January 2003, we renegotiated our $11.4 million note due 2005. The maturity date was extended to 2013 and the interest rate was reduced from 7.75% to 6.5%, effective January 1, 2003.

The percent of total debt to total capitalization decreased to 47% at March 31, 2004, from 65% at year-end 2003. The decrease from year-end 2003 was due primarily to the higher shareholders’ equity resulting from the issuance of 10 million shares of our common stock in February, 2004, along with the repayment of the $17.5 million Revenue Bond in March 2004, which became due in March of 2004.

In 2004, we paid a quarterly dividend of $0.20 per share. In April 2004, our board of directors declared a quarterly dividend of $0.20 per share on our common stock, which is payable on June 10, 2004, to shareholders of record on May 10, 2004.

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

Cash flow from operations is subject to change as a result of the cyclical nature of our operating results, which have been affected recently by the economic cycles and resulting downturn in many of the industries we serve, such as automotive, electronics and the telecommunications sectors. In addition, cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. A $10 per ECU selling price change equates to a $12 million annual pretax profit change when we are operating at full capacity.

Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of March 31, 2004, we had long-term borrowings, including the current installment, of $309.6 million of which $0.3 million was issued at variable rates. We have entered into interest rate swaps on approximately $139.7 million of our underlying debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. Annual maturities of long-term debt at March 31, 2004, were $9.7 million in 2005; $51.8 million in 2006; $1.7 million in 2007; $8.3 million in 2008; none in 2009 and a total of $238.1 million thereafter.

We use operating leases for certain purposes, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Leases covering these properties may contain escalation clauses (except for railroad cars) based on increased costs of the lessor, for primarily property taxes, maintenance and insurance, and have renewal or purchase options. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003 are as follows: $21.5 million in 2004; $20.5 million in 2005; $18.4 million in 2006; $17.1 million in 2007; $13.5 million in 2008 and a total of $63.9 million thereafter. Assets under capital leases are not significant.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2.4 million per year for 2004 through 2006 and a total of $10.0 million thereafter.

In December 2002, we registered $400 million of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. After the issuance of 10 million shares of our common stock in February 2004, at March 31, 2004, approximately $220 million was available for issuance.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were approximately $178 million and were used to make a $125 million voluntary contribution to our pension plan. The balance of the proceeds of $53 million was available to retire maturing debt or for other corporate purposes.

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

Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2003, our guarantee of the notes was approximately $85.3 million at March 31, 2004. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 30, 2002. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003, we recorded an after-tax charge of $25 million ($0.44 cents per share) for estimated closure costs related to our former operating facilities ($22.1 million, pretax), certain hazardous waste units at operating plant sites ($14.4 million, pretax), and our Indianapolis facility ($5.0 million, pretax) which was shutdown in the first quarter of 2003. The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 amounted to $0.4 million for the first three months of 2004. At March 31, 2004, the change in fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting for costs associated with restructuring activities. This new standard changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to be recognized when the liability is incurred rather than when we commit to the plan. SFAS No. 146 is effective for restructuring activity initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003. See the description of our 2004 and 2003 Restructuring Charges under the caption “Recent Developments.”

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

Certain raw materials and energy costs, namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of March 31, 2004, we maintained open positions on futures contracts totaling $33.2 million ($32.3 million at March 31, 2003). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $3.3 million ($3.2 million at March 31, 2003) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our existing debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of March 31, 2004, we had long-term borrowings of $309.6 million ($328.7 million at March 31, 2003) of which $0.3 million ($0.5 million at March 31, 2003) was issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into approximately $139.7 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. Assuming no changes in the $140.0 million of variable-rate debt levels from year-end 2003, we estimate that a hypothetical change of 100 basis points in the LIBOR interest rates from year-end 2003 would impact interest expense by $1.4 million on an annualized pretax basis.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (4.695% at March 31, 2004). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on June 15, 2004. We estimate that the rates will be between 4.0% and 5.0%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $34.7 million. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed-rate debt of the newly refinanced bonds back to variable-rate debt through interest rate swaps. At March 31, 2004, the interest rates on the swaps of $21.1 million and $5.5 million were 1.44% and 1.58%, respectively. The interest rate on the remaining $8.1 million swap is set at the end of the six-month reset period, or April 1, 2004, and was 0.75%.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $1.6 million and a decrease in pretax loss of $1.5 million for the three months ended March 31, 2004 and 2003, respectively.

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

Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 31, 2004. Based on this review, they have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be disclosed on a timely basis in this report.

(b)	Changes in internal controls.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the three months ended March 31, 2004, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on management’s beliefs, certain assumptions made by management, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which we and our various segments operate. The statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the S.E.C., including our Annual Report on Form 10-K for the year ended December 31, 2003, include, but are not limited to the following:

•	sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us such as automotive, electronics, coinage, telecommunications, ammunition, housing, vinyls and pulp and paper;

•	extraordinary events, such as additional terrorist attacks or war with one or more countries;

•	continued or additional economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	effects of competition, including the migration by United States customers to low-cost foreign locations;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes or the impact of changes in laws and regulations;

•	higher-than-expected raw material and utility or transportation and/or logistics costs;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards;

•	unexpected additional taxes and related interest as the result of pending income tax audits; and

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan.

You should consider all of our forward-looking statements in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II - Other Information

Item 1.	Legal Proceedings.

Regarding our former mercury cell Chlor Alkali Products plant in Saltville, Virginia, the Trustees for the Holston River/Saltville National Priorities List Site invited us to enter into a Natural Resource Damage Assessment Funding and Participation Agreement, to provide for a process to determine the nature of injuries, if any, to natural resources damages. We have advised the Trustees of our willingness to discuss such an agreement with them, but our responsibility for such damages, if any, has not been determined.

Item 2.	Changes in Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	The issuer registered $400 million of debt securities, debt warrants, preferred stock ($1 par value), preferred stock warrants, common stock ($1 par value) and common stock warrants on a registration statement on Form S-3 (file no. 333-101027) declared effective on December 20, 2002. The issuer commenced and concluded an offering of 10 million shares of its common stock, $1 par value per share, on February 3, 2004 at a public offering price of $18.00 per share (for an aggregate offering price of $180 million). There were no selling shareholders. Morgan Stanley and Co. Incorporated acted as sole managing underwriter of the offering. From the effective date through March 31, 2004, the issuer has incurred the following amounts in connection with the registration and offering:

• Underwriting discounts and commissions	$1,950,000
• Finders’ fees	—
• Expenses paid to or for underwriters	—
• Other expenses(1)	340,962

Total	$2,290,962

(1)	Amount includes expenses of $125,474 related to the $400 million shelf registration and expenses of $215,488, which amount includes $7,500 of estimated expenses that have not been billed, related to the offering of 10 million shares of common stock.

28

None of the expense amounts set forth above were direct or indirect payments to directors, officers or general partners of the issuer or their associates or to 10% shareholders, or to affiliates of the issuer.

The issuer received $177,709,038 in net offering proceeds, net of the amounts set forth above. Of those net proceeds, the issuer used:

•	$125 million to make a voluntary contribution to its pension plan on February 6, 2004, and
•	$17.5 million to repay debt on March 1, 2004.

The remaining $35,209,038 of net proceeds are available to retire maturing debt and for other corporate purposes.

None of the use of proceeds payments were made directly or indirectly to directors, officers or general partners of the issuer or their associates or to 10% shareholders, or to affiliates of the issuer.

(e)	Neither the issuer nor any of its affiliated purchasers acquired any of the issuer’s equity securities during the quarter ended March 31, 2004. On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through March 31, 2004, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

Form 8-K furnished on January 29, 2004 announcing the Corporation’s fourth quarter earnings.

Form 8-K furnished on February 3, 2004 announcing the Corporation’s agreement to sell 10,000,000 shares of its common stock to Morgan Stanley & Co. Incorporated.

Form 8-K furnished on February 4, 2004 announcing an update regarding the Corporation’s pension plan guidance.

Form 8-K furnished on February 13, 2004 announcing a presentation to be made at a meeting sponsored by Morgan Stanley on February 24, 2004.

Form 8-K furnished on February 24, 2004 providing the slides, which would be presented at a meeting sponsored by Morgan Stanley on February 24, 2004.

Form 8-K filed on March 8, 2004 providing the Hunton & Williams opinion regarding the validity of 10,000,000 shares of the Corporation’s common stock issued pursuant to an underwriting agreement dated February 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION (Registrant)

By:	/s/ A. W. Ruggiero

Executive Vice President and Chief Financial Officer (Authorized Officer)

Date: May 6, 2004

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer