Form 10-Q
period 2004-06-30
OLIN CORP
filed 2004-08-06
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, there were outstanding 69,821,486 shares of the registrant’s common stock.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$117.8	$189.8
Accounts receivable, net	283.5	184.8
Inventories, net	253.0	242.4
Other current assets	58.8	62.0

Total current assets	713.1	679.0
Property, plant and equipment (less accumulated depreciation of $1,318.8 and $1,313.4)	476.4	500.6
Prepaid pension costs	226.5	101.5
Deferred income taxes	108.0	71.5
Other assets	12.7	11.0
Goodwill	77.3	79.5

Total assets	$1,614.0	$1,443.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$51.6	$27.2
Accounts payable	136.8	128.9
Income taxes payable	11.5	11.1
Accrued liabilities	151.4	141.9

Total current liabilities	351.3	309.1
Long-term debt	249.7	300.4
Accrued pension liability	474.6	469.2
Other liabilities	186.6	188.0

Total liabilities	1,262.2	1,266.7

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized 120.0 shares Issued and outstanding 69.7 shares (59.0 in 2003)	69.7	59.0
Additional paid-in capital	644.3	464.2
Accumulated other comprehensive loss	(247.8)	(246.8)
Accumulated deficit	(114.4)	(100.0)

Total shareholders’ equity	351.8	176.4

Total liabilities and shareholders’ equity	$1,614.0	$1,443.1

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$512.7	$396.4	$1,001.7	$786.6
Operating Expenses:
Cost of goods sold	470.0	348.4	907.3	694.3
Selling and administration	34.4	31.6	67.5	61.9
Research and development	0.9	1.1	1.9	2.3
Restructuring charge	—	—	8.9	29.0
Earnings of non-consolidated affiliates	1.0	3.1	1.5	4.6

Operating income	8.4	18.4	17.6	3.7
Interest expense	5.0	5.1	10.0	10.3
Interest income	0.4	0.3	0.9	0.5
Other income	13.8	1.8	14.3	1.8

Income (loss) before taxes and cumulative effect of accounting change	17.6	15.4	22.8	(4.3)
Income tax provision	7.2	6.9	9.5	0.8

Income (loss) before cumulative effect of accounting change	10.4	8.5	13.3	(5.1)
Cumulative effect of accounting change, net	—	—	—	(25.4)

Net income (loss)	$10.4	$8.5	$13.3	$(30.5)

Basic and diluted net income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.15	$0.15	$0.20	$(0.09)
Cumulative effect of accounting change, net	—	—	—	(0.44)

Net income (loss)	$0.15	$0.15	$0.20	$(0.53)

Dividends per common share	$0.20	$0.20	$0.40	$0.40

Average common shares outstanding:
Basic	69.5	58.1	66.5	58.0
Diluted	69.7	58.4	66.7	58.0

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net income (loss)	$13.3	$(30.5)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used for operating activities:
Earnings of non-consolidated affiliates	(1.5)	(4.6)
Gain on sales of a business and an insurance investment	(7.5)	—
Depreciation and amortization	36.7	44.1
Deferred income taxes	(34.3)	7.0
Non-cash portion of restructuring charge	—	22.8
Cumulative effect of accounting change	—	25.4
Pension plan contribution	(125.0)	—
Qualified pension plan expense	3.2	—
Common stock issued under employee benefit plans	1.4	1.4
Change in:
Receivables	(103.0)	(40.6)
Inventories	(14.2)	(18.2)
Other current assets	3.1	(3.6)
Accounts payable and accrued liabilities	19.1	(8.7)
Income taxes payable	0.4	(6.0)
Other assets	(1.2)	2.2
Noncurrent liabilities	1.2	(8.8)
Other operating activities	(0.5)	0.9

Net operating activities	(208.8)	(17.2)

Investing activities
Capital expenditures	(17.8)	(21.1)
Proceeds from sale of short-term investments	—	25.0
Investments and advances-affiliated companies at equity	(0.4)	4.8
Proceeds from sales of a business and an insurance investment	19.7	—
Disposition of property, plant and equipment	0.7	3.7
Other investing activities	(0.4)	2.8

Net investing activities	1.8	15.2

Financing activities
Long-term debt repayments	(26.3)	(0.7)
Issuance of common stock	184.5	7.4
Stock options exercised	5.0	2.8
Dividends paid	(27.7)	(23.1)
Other financing activities	(0.5)	(0.4)

Net financing activities	135.0	(14.0)

Net decrease in cash and cash equivalents	(72.0)	(16.0)
Cash and cash equivalents, beginning of period	189.8	110.5

Cash and cash equivalents, end of period	$117.8	$94.5

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Tabular amounts in millions, except per share data)

(Unaudited)

1.	We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals) which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. Certain reclassifications were made to prior year amounts to conform to the 2004 presentation. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Inventory consists of the following:

	June 30, 2004	December 31, 2003
Raw materials and supplies	$131.1	$120.0
Work in process	150.6	124.3
Finished goods	81.5	75.4

	363.2	319.7
LIFO reserve	(110.2)	(77.3)

Inventory, net	$253.0	$242.4

Inventories are valued principally by the dollar value last-in, first-out (LIFO) method of inventory accounting; such valuations are not in excess of market. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2004, reflect certain estimates relating to inventory quantities and costs at December 31, 2004.

3.	Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 reflect the dilutive effect of stock options. The effect of stock options of 0.2 million shares for the six months ended June 30, 2003 has not been included in the 2003 diluted loss per share as their effect would have been anti-dilutive. Please refer to footnote 6.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic Income (Loss) Per Share:
Income (loss) before cumulative effect of accounting change	$10.4	$8.5	$13.3	$(5.1)
Cumulative effect of accounting change, net	—	—	—	(25.4)

Net income (loss)	$10.4	$8.5	$13.3	$(30.5)

Basic shares	69.5	58.1	66.5	58.0
Basic income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.15	$0.15	$0.20	$(0.09)
Cumulative effect of accounting change, net	—	—	—	(0.44)

Net income (loss)	$0.15	$0.15	$0.20	$(0.53)

Diluted Income (Loss) Per Share:
Income (loss) before cumulative effect of accounting change	$10.4	$8.5	$13.3	$(5.1)
Cumulative effect of accounting change, net	—	—	—	(25.4)

Net income (loss)	$10.4	$8.5	$13.3	$(30.5)

Diluted shares:
Basic shares	69.5	58.1	66.5	58.0
Stock options	0.2	0.3	0.2	—

Diluted shares	69.7	58.4	66.7	58.0

Diluted income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.15	$0.15	$0.20	$(0.09)
Cumulative effect of accounting change, net	—	—	—	(0.44)

Net income (loss)	$0.15	$0.15	$0.20	$(0.53)

4.	We are party to various governmental and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $6.2 million and $3.7 million for the three-month periods ended June 30, 2004 and 2003, and $12.5 million and $7.4 million for the six-month periods ended June 30, 2004 and 2003, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2003 and are expected to be material to operating results in 2004. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $96.9 million at June 30, 2004 and $93.0 million at December 31, 2003, of which $70.9 million and $67.0 million were classified as other noncurrent liabilities, respectively.

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

5.	The Board of Directors in April, 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the first six months of 2004 and 2003. At June 30, 2004, approximately 154,000 shares remain to be purchased.

6.	On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.7 million and were used to make a voluntary contribution of $125 million to our pension plan. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35.2 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

During the first six months of 2004, we issued approximately 0.3 million (2003 — 0.2 million) shares with a total value of $5.0 million (2003 — $2.8 million), representing stock options exercised. In addition, we issued approximately 0.5 million (2003 — 0.6 million) shares with a total value of $8.5 million (2003 — $9.5 million) in connection with our Contributing Employee Ownership Plan and our deferred compensation programs.

7.	We define segment operating income (loss) as earnings (loss) before interest expense, interest income, other income, restructuring charges and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $8.0 million and $9.7 million for the three months ended June 30, 2004 and 2003, respectively, and $17.5 million and $21.2 million for the six months ended June 30, 2004 and 2003, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals have been eliminated from Metals segment sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales:
Metals	$335.6	$218.3	$650.0	$440.5
Chlor Alkali Products	106.6	107.4	206.5	204.7
Winchester	70.5	70.7	145.2	141.4

Total sales	$512.7	$396.4	$1,001.7	$786.6

Segment operating income before restructuring charges:
Metals	$11.4	$4.8	$26.1	$8.2
Chlor Alkali Products	9.0	19.0	19.4	32.5
Winchester	3.0	4.4	9.1	10.3
Corporate/Other:
Pension income(1)	2.9	4.5	4.9	9.0
Environmental provision	(6.2)	(3.7)	(12.5)	(7.4)
Other corporate and unallocated costs	(11.7)	(10.6)	(20.5)	(19.9)

Total segment operating income before restructuring charges	8.4	18.4	26.5	32.7
Interest expense	5.0	5.1	10.0	10.3
Interest income	0.4	0.3	0.9	0.5
Other income	13.8	1.8	14.3	1.8
Restructuring charges	—	—	8.9	29.0

Income (loss) before taxes and cumulative effect of accounting change	$17.6	$15.4	$22.8	$(4.3)

(1)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.

8.	In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 we recorded an asset and a liability of $41.5 million (of which $7.0 million and $34.5 million were in current liabilities and noncurrent liabilities, respectively) to reflect the cost of retirement obligations related to our former operating facilities ($22.1 million, pretax), certain hazardous waste units at operating plant sites ($14.4 million, pretax), and our Indianapolis facility ($5.0 million, pretax). Since these sites do not generate revenue, we recorded an impairment charge on these same assets, which resulted in an after-tax charge of $25.4 million ($0.44 per diluted share). The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life and, accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 amounted to $0.8 million for the first six months of 2004. At June 30, 2004, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

9.	On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. By the end of the year, we expect to complete the relocation of a portion of our corporate services personnel from Norwalk, Connecticut to our Main Office Building in East Alton, Illinois. We will also establish our new corporate headquarters in nearby Clayton, which is in St. Louis County, Missouri, for logistical and other reasons. The relocation of the corporate offices will be accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. When completed, the efficiencies of the corporate services personnel being co-located with the Brass and Winchester businesses will result in total projected savings of approximately $6 million per year. As a result of the relocation, we expect to incur one-time costs of approximately $12 million which will be expensed primarily throughout 2004. We expect to provide severance benefits and outplacement services to all affected employees. The transition began in the second quarter of 2004. As a result of this corporate office relocation, we recorded in the first six months of 2004 a pretax restructuring charge of $8.9 million. This restructuring charge included primarily employee severance and related benefit costs, pension curtailment and the incurred cost for outplacement services. At June 30, 2004, we utilized $2.2 million of the first six months restructuring charge.

In 2003, we made a decision to close our manufacturing plant in Indianapolis, Indiana. The Indianapolis facilities ceased operations on February 14, 2003. The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people. Production at the Indianapolis strip mill has been consolidated within our East Alton, Illinois facility. While the Indianapolis strip mill has been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with the capacity additions at East Alton have lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29.0 million.

The major portion of the restructuring was a non-cash charge ($22.8 million) related to the loss on disposal or write-off of equipment and facilities, and goodwill. The balance of the restructuring charge related to severance and job-related benefit costs. At the Indianapolis facility, approximately 190 employees were terminated, while nine employees were transferred to the East Alton facility. In addition to the closing of the Indianapolis facility, the Metals segment had determined that further cost reductions were necessary due to continuing depressed economic conditions. Approximately 55 employees were terminated in order to reduce headcount through a combination of a reduction-in-force program at Metals and the relocation of the segment’s New Haven, Connecticut metals research laboratory activities to two existing manufacturing locations.

10.	For the three months ended June 30, 2004, other income included gains from several transactions. A $5.5 million non-recurring pretax gain was realized from the settlement of a contract matter with an outside third party. In June 2004, we sold our Olin Aegis business to HCC Industries Inc. Olin Aegis, headquartered in New Bedford, Massachusetts, is a manufacturer of high performance, high reliability, hermetic metal packages for the microelectronics industry. In addition, we sold our equity interest in an insurance investment. The sales of our Olin Aegis business and the insurance investment resulted in a pretax gain of $7.5 million and generated proceeds of $19.7 million. A portion of the gain on the sale of Olin Aegis is a capital gain, and the tax will be offset by capital loss carryforwards acquired with the Chase business. The utilization of these loss carryforwards resulted in a $2.2 million reduction in the goodwill recorded as part of the Chase acquisition.

11.	In 1996, we adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” and as permitted by SFAS No. 123, we continue to account for the costs of stock compensation in accordance with Accounting Principles Board Opinion (APBO) No. 25. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

Under SFAS No. 148, pro forma net income (loss) and earnings (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. We had no compensation expense for stock options granted during the six months ended June 30, 2004 and June 30, 2003. The fair value of each option granted during 2004 and 2003 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 4.32% in 2004 and 5.21% in 2003, risk-free interest rate of 3.18% in 2004 and 3.05% in 2003, expected volatility of 40% in 2004 and 2003 and an expected life of 6 years. The fair value of options granted during 2004 and 2003 was $5.09 and $3.82, respectively. The following table shows the difference between reported and pro forma net income (loss) and income (loss) per share as if we had recorded compensation expense for the stock options granted during the year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)
As reported	$10.4	$8.5	$13.3	$(30.5)
Pro forma	9.4	8.0	11.8	(31.5)

Per Share Data:
Basic
As reported	0.15	0.15	0.20	(0.53)
Pro forma	0.14	0.14	0.18	(0.54)
Diluted
As reported	0.15	0.15	0.20	(0.53)
Pro forma	0.14	0.14	0.18	(0.54)

12.	We guarantee debt and other obligations under agreements with our affiliated companies and warrant certain products.

The following guarantee applies to our Sunbelt joint venture. We and our partner, PolyOne Corporation (PolyOne) own equally the Sunbelt Chlor Alkali Partnership (Sunbelt joint venture). The construction of this plant and equipment was financed by the issuance of $195 million of Guaranteed Senior Secured Notes due 2017. The Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the Sunbelt Notes. We have guaranteed Series O of the Sunbelt Notes, and PolyOne has guaranteed Series G of the Sunbelt Notes, in both cases pursuant to customary guaranty agreements. Our guarantee and PolyOne’s guarantee are several, rather than joint. Therefore, we are not required to make any payments to satisfy the Series G Notes guaranteed by PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if the Sunbelt joint venture does not make timely payments on the Sunbelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment. If we were to make debt service payments under our guarantee, we would have a right to recover such payments from the Sunbelt joint venture.

Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2003, our guarantee of the notes was approximately $85.3 million at June 30, 2004. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a line of credit, utilized for working capital purposes, of one of our wholly-owned foreign affiliates. At June 30, 2004, our wholly-owned foreign affiliate had no short-term debt outstanding under this line of credit.

13.	Almost all of our domestic pension plans are non-contributory final-average-pay or flat-benefit plans and all domestic employees are covered by a pension plan. Our funding policy is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant. We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience. The impact, if any, of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA) has not been determined. We are electing to defer recognition of any potential savings on the measure of the Accumulated Postretirement Benefit Obligation or net periodic benefit cost as a result of DIMA until specific authoritative guidance on the federal subsidy is issued.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$4.1	$4.2	$0.4	$0.5
Interest cost	23.5	23.3	1.2	1.3
Expected return on plans’ assets	(29.4)	(27.9)	—	—
Amortization of prior service cost	1.3	1.3	(0.2)	(0.2)
Recognized actuarial loss	4.0	0.4	0.9	0.6

Net periodic benefit cost	$3.5	$1.3	$2.3	$2.2

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
Components of Net Periodic Benefit Cost
Service cost	$8.9	$8.4	$0.9	$1.0
Interest cost	46.6	46.6	2.5	2.6
Expected return on plans’ assets	(58.5)	(55.8)	—	—
Amortization of prior service cost	2.5	2.6	(0.4)	(0.4)
Recognized actuarial loss	7.3	0.8	1.6	1.2

Subtotal	6.8	2.6	4.6	4.4
Curtailment	1.2	—	—	—

Net periodic benefit cost	$8.0	$2.6	$4.6	$4.4

For the three months ended March 31, 2004, we recorded a pension curtailment charge of $1.2 million in connection with the corporate relocation restructuring. The 2004 restructuring charge is described under footnote No. 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. By the end of the year, we expect to complete the relocation of a portion of our corporate services personnel from Norwalk, Connecticut to our Main Office Building in East Alton, Illinois. We will also establish our new corporate headquarters in nearby Clayton, which is in St. Louis County, Missouri, for logistical and other reasons. The relocation of the corporate offices will be accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. When completed, the efficiencies of the corporate services personnel being co-located with the Brass and Winchester businesses will result in total projected savings of approximately $6 million per year. As a result of the relocation, we expect to incur one-time costs of approximately $12 million which will be expensed primarily throughout 2004. We expect to provide severance benefits and outplacement services to all affected employees. The transition began in the second quarter of 2004. As a result of this corporate office relocation, we recorded for the first six months of 2004 a pretax restructuring charge of $8.9 million. This restructuring charge included primarily employee severance and related benefit costs, pension curtailment and the incurred cost for outplacement services.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.7 million and were used to make a voluntary contribution of $125 million to our pension plan. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35.2 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

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

In May 2004, we announced that a fire occurred in the electrical control room for the hot mill located in East Alton, Illinois on April 29, 2004. The hot mill was returned to full operation in mid May. The full-year costs relative to the fire were incurred in the second quarter and were approximately $4.7 million pretax.

In June 2004, we sold our Olin Aegis business to HCC Industries Inc. Olin Aegis, headquartered in New Bedford, Massachusetts, is a manufacturer of high performance, high reliability, hermetic metal packages for the microelectronics industry. Olin Aegis employed approximately 250 people. In addition, we sold our equity interest in an insurance investment. The sales of our Olin Aegis business and the insurance investment resulted in a pretax gain of $7.5 million and generated proceeds of $19.7 million.

On July 30, 2004, we entered into a new $160 million five-year senior revolving credit facility that replaced the $140 million senior revolving credit facility. The new credit facility expires on July 30, 2009. Borrowing options, restrictive covenants and the letter of credit subfacility are similar to those of the $140 million senior revolving credit facility.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share data)	2004	2003	2004	2003
Sales	$512.7	$396.4	$1,001.7	$786.6
Gross Margin (sales less cost of goods sold)	42.7	48.0	94.4	92.3
Selling and Administration	34.4	31.6	67.5	61.9
Restructuring Charge	—	—	8.9	29.0
Interest Expense, net	4.6	4.8	9.1	9.8
Other Income	13.8	1.8	14.3	1.8
Income (Loss) before Taxes and Cumulative Effect of Accounting Change	17.6	15.4	22.8	(4.3)
Income (Loss) before Cumulative Effect of Accounting Change	10.4	8.5	13.3	(5.1)
Cumulative Effect of Accounting Change, net	—	—	—	(25.4)
Net Income (Loss)	10.4	8.5	13.3	(30.5)
Basis and Diluted Net Income (Loss) Per Common Share:
Income (Loss) before Cumulative Effect of Accounting Change	0.15	0.15	0.20	(0.09)
Accounting Change, net	—	—	—	(0.44)
Net Income (Loss)	0.15	0.15	0.20	(0.53)

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Total company sales in the second quarter were $512.7 million compared with $396.4 million last year, an increase of $116.3 million or 29%. Sales in the Metals segment increased $117.3 million of which $83.3 million was primarily a result of increased copper prices and a product mix containing a higher metal component. Metals volumes increased $34.0 million in the quarter or 16% higher than last year’s Metals volumes. Chlor Alkali Products sales were slightly below last year as higher volumes were offset by lower prices. Winchester sales were approximately equal to last year.

Gross margin percentage decreased from 12% in 2003 to 8% in 2004 primarily due to lower ECU selling prices for chlor alkali products and higher sales from increased metal values.

Selling and administration expenses as a percentage of sales were 7% in 2004 and 8% in 2003. Selling and administration expenses in 2004 were $2.8 million higher than in 2003 primarily due to higher expenses such as consulting expenses and higher legal and pension expenses.

The earnings of non-consolidated affiliates were $1.0 million for the second quarter of 2004, down $2.1 million from 2003, primarily due to lower ECU pricing at the Sunbelt joint venture.

Interest expense, net for the second quarter of 2004 decreased from 2003 primarily due to a lower level of outstanding net debt resulting from the repayment of the $17.5 million Illinois Industrial Pollution Control Revenue Bond in March 2004 and the $8.1 million Illinois Development Finance Authority Bond due June 1, 2004 and the increase in cash and cash equivalents.

Other income increased from 2003 primarily due to a $5.5 million non-recurring pretax gain related to a settlement of a contract matter with an outside third party and a $7.5 million pretax gain on the sales of our Olin Aegis business and our equity interest in an insurance investment.

The tax rate for the second quarter of 2004 was 41%, compared to our tax rate of 45% in the second quarter of 2003. The tax benefits recorded on the losses in 2003 were less than the statutory rate because we were accruing interest on taxes which may become payable in the future.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

On a year-to-date basis, total company sales were $1,001.7 million compared with $786.6 million last year, an increase of $215.1 million or 27%. Sales in the Metals segment increased $209.5 million of which $144.5 million was primarily a result of increased copper prices and a product mix containing a higher metal component. Metals volumes increased $65.0 million for the six-month period. Chlor Alkali Products sales were slightly over last year as higher volumes offset lower prices. Winchester sales were slightly over last year because of higher commercial sales.

Gross margin percentage decreased from 12% in 2003 to 9% in 2004 primarily due to lower ECU selling prices for chlor alkali products and higher sales from increased metal values.

Selling and administration expenses as a percentage of sales were 7% in 2004 and 8% in 2003. Selling and administration expenses in 2004 were $5.6 million higher than in 2003 primarily due to higher expenses such as consulting expenses and higher pension and legal expenses.

The earnings of non-consolidated affiliates were $1.5 million for the first six months of 2004, down $3.1 million from 2003, primarily due to lower ECU pricing at the Sunbelt joint venture.

Interest expense, net for the first six months of 2004 decreased from 2003 primarily due to a lower level of outstanding net debt resulting from the repayment of the $17.5 million Illinois Industrial Pollution Control Revenue Bond in March 2004 and the $8.1 million Illinois Development Finance Authority Bond due June 1, 2004 and the increase in cash and cash equivalents.

Other income increased from 2003 primarily due to a $5.5 million non-recurring pretax gain related to a settlement of a contract matter with an outside third party and a $7.5 million pretax gain on the sales of our Olin Aegis business and our equity interest in an insurance investment.

The tax rate for the first six months of 2004 was 41%. In the first six months of 2003, we recorded a tax provision of $0.8 million on a pretax loss of $4.3 million. The tax benefits recorded on the losses in 2003 were less than the statutory rate because we were accruing interest on taxes which may become payable in the future. In addition, the 2003 restructuring charge included a write-off of goodwill, which is not deductible for tax purposes.

Segment Operating Results

We define our segment operating results as earnings (loss) before interest expense, interest income, other income, restructuring charges and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $8.0 million and $9.7 million for the three months ended June 30, 2004 and 2003, respectively, and $17.5 million and $21.2 million for the six months ended June 30, 2004 and 2003, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals have been eliminated from Metals segment sales.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2004	2003	2004	2003
Sales:
Metals	$335.6	$218.3	$650.0	$440.5
Chlor Alkali Products	106.6	107.4	206.5	204.7
Winchester	70.5	70.7	145.2	141.4

Total Sales	$512.7	$396.4	$1,001.7	$786.6

Operating Income Before Restructuring Charges:
Metals	$11.4	$4.8	$26.1	$8.2
Chlor Alkali Products	9.0	19.0	19.4	32.5
Winchester	3.0	4.4	9.1	10.3
Corporate/Other:
Pension Income(1)	2.9	4.5	4.9	9.0
Environmental	(6.2)	(3.7)	(12.5)	(7.4)
Other Corporate and Unallocated Costs	(11.7)	(10.6)	(20.5)	(19.9)

Total Segment Operating Income Before Restructuring Charges	8.4	18.4	26.5	32.7
Interest Expense	5.0	5.1	10.0	10.3
Interest Income	0.4	0.3	0.9	0.5
Other Income	13.8	1.8	14.3	1.8
Restructuring Charges	—	—	8.9	29.0

Income (Loss) before Taxes and Cumulative Effect of Accounting Change	$17.6	$15.4	$22.8	$(4.3)

(1)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.

Metals

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Sales for the second quarter of 2004 were $335.6 million compared to sales in the second quarter of 2003 of $218.3 million, an increase of 54%. With most major segments strengthening over 2003, shipment volumes increased by 16% from the second quarter of 2003. The remaining 38% increase in sales was primarily due to significantly higher copper prices and a product mix containing a higher metal component. During the second quarter of 2004, the average Commodity Metals Exchange (COMEX) copper price was approximately $1.23 per pound compared with $0.75 per pound in the second quarter of 2003, or an increase of 64%. Shipments and earnings were negatively impacted during the quarter by a fire that occurred in the electrical control room for the hot mill located in our East Alton facility.

Shipments to the automotive segment increased in 2004 by 8% over 2003 and have remained strong. Coinage shipments were up 59% from last year primarily due to the U.S. Mint’s introduction of two new nickels commemorating the 200th anniversary of the Lewis and Clark Expedition. Robust housing starts resulted in increased shipments of 14% to the building products segment. Due to the production outage caused by the fire in East Alton, shipments to the ammunition segment in the second quarter of 2004 decreased from 2003 by 13%. Shipments to our electronics customers were down slightly from last year.

The Metals segment operating income of $11.4 million in the second quarter of 2004 compares to $4.8 million in 2003, an increase of $6.6 million. The impact on the Metals segment earnings due to costs associated with the production outage caused by the fire in the East Alton facility was approximately $4.7 million. The Metals segment improved operating results over last year are primarily the result of increased shipment volumes and improved productivity.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Sales for the first half of 2004 were $650.0 million compared to sales in the first half of 2003 of $440.5 million, an increase of 48%. All major segments strengthened over 2003 and shipment volumes increased by 15% from the first half of 2003. The remaining 33% increase in sales was primarily due to significantly higher copper prices and a product mix containing a higher metal component. During the first half of 2004, the average COMEX copper price was approximately $1.23 per pound compared with $0.75 per pound in the first half of 2003, or an increase of 64%.

Shipments to the automotive segment increased in 2004 by 4% over 2003. Coinage shipments were up 68% from last year primarily due the U.S. Mint’s introduction of two new commemorative nickels. Shipments to the building products, ammunition, and electronics segments increased 6%, 24%, and 6%, respectively.

The Metals segment operating income of $26.1 million in the first half of 2004 compares to $8.2 million in 2003, an increase of $17.9 million. The Metals segment improved operating results over last year are primarily the result of increased shipment volumes, improved productivity and the cost savings resulting from the shutdown of our Indianapolis facility in the first quarter last year.

Chlor Alkali Products

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Chlor Alkali Products’ sales for the second quarter of 2004 were $106.6 million compared to $107.4 million in the second quarter of 2003. The sales decrease was due to lower pricing and was partially offset by higher volumes. The pricing during the quarter reflected low caustic pricing, which was due to low demand and high industry inventory in the previous quarters. Caustic demand lagged behind chlorine demand, but during the quarter volume improved and caustic approached a balance with chlorine production. The increase in caustic demand led to two price increase announcements. Our ECU netbacks (gross selling price less freight and discounts), excluding our Sunbelt joint venture, were approximately $300 in the second quarter of 2004, compared with approximately $330 in the second quarter of 2003.

Chlor Alkali posted operating income of $9.0 million, compared to $19.0 million in the second quarter of 2003. Earnings were lower in 2004 because higher sales volumes were more than offset by lower selling prices and higher costs. The costs are due to increased manufacturing costs resulting from higher electricity and steam costs.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Chlor Alkali Products’ sales for the first six months of 2004 were $206.5 million compared to $204.7 million in the first six months of 2003. Our ECU netback, excluding our Sunbelt joint venture, was approximately $300 in the first six months of 2004 compared with approximately $325 in the first six months of 2003. The lower netback was more than offset by higher volumes.

Chlor Alkali posted operating income of $19.4 million, compared to $32.5 million in the first six months of 2003. Earnings were lower in 2004 because higher sales volumes were more than offset by lower selling prices and higher costs. The costs are due to increased manufacturing costs primarily resulting from higher electricity costs.

Winchester

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Sales of $70.5 million for the second quarter of 2004 were comparable to the sales for the second quarter of 2003. Operating income in the second quarter of 2004 was $3.0 million, compared with $4.4 million in 2003. Lower operating income was primarily due to a less favorable product mix and higher manufacturing costs.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Sales of $145.2 million for the first six months of 2004 were up 3% compared to the first six months of 2003, primarily due to higher commercial sales resulting from increased demand. Operating income for the first six months of 2004 decreased to $9.1 million, from $10.3 million in 2003. This decrease was primarily due to higher manufacturing costs.

Corporate/Other

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

In the second quarter of 2004, pension income included in Corporate/Other was $2.9 million compared with $4.5 million in 2003. The reduction in corporate pension income was due to the recognition of actuarial losses, which primarily relate to differences in assumed and actual asset returns, and lower interest rates, partially offset by higher expected investment income on higher plan assets. On a total company basis, pension expense for the second quarter of 2004 was $3.5 million as compared to $1.3 million in 2003.

In the second quarter of 2004, charges to income for environmental investigatory and remedial activities were $6.2 million compared with $3.7 million in 2003. This provision related primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

In the first six months of 2004, pension income included in Corporate/Other was $4.9 million compared with $9.0 million in 2003. The reduction in corporate pension income was due to the recognition of actuarial losses, which primarily relate to differences in assumed and actual asset returns, and lower interest rates, partially offset by higher expected investment income on higher plan assets. On a total company basis, pension expense for the first six months of 2004 was $6.8 million as compared to $2.6 million in 2003.

We have updated our pension-related projections based upon the recently released interest rate guidance provided by the Treasury Department following the enactment of the Pension Funding Equity Act of 2004. While the proposed interest rate is subject to comment and, potentially, change, its use causes differences in the timing of future contributions, not their magnitude, from what we had previously projected. As a result, we may make a voluntary contribution to the plan in the $40—$50 million range in 2005, which is an acceleration of contributions we would otherwise have made in 2008 under the previous projections. If such a contribution were made in 2005, no contributions would be required until 2008, at which time approximately $30—$40 million would be required to be contributed to the plan. Among other factors, changes in interest rates and pension fund investment performance could alter these forecasts.

In the first six months of 2004, charges to income for environmental investigatory and remedial activities were $12.5 million compared with $7.4 million in 2003. This provision related primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. In 2004, we currently estimate that these charges to income for the full year may be in the $25 million range as compared to $20 million in 2003. This estimate is based on expectations regarding the potential resolution of investigations or remedial actions at certain known sites. The estimated increase in 2004’s annual environmental charges to income is primarily attributable to additional liabilities for alleged groundwater contamination at a former plant site. Environmental costs for ongoing plant operations, for example wastewater treatment, are included in the operating segments and are approximately equal year-over-year.

Outlook

We expect our third quarter 2004 earnings to be in the $0.20 per diluted share range. Chlor Alkali profits are expected to increase significantly over the second quarter driven primarily by higher prices. Winchester profits are also projected to increase significantly from the second quarter due to the seasonal strength in the commercial business and increased levels of military sales. Excluding the financial impact of the fire ($4.7 million pretax) at our East Alton, IL facility in the second quarter, Metals third quarter earnings are expected to be slightly lower than the second quarter because of seasonal customer shutdowns. We continue to be optimistic about the overall pace of business activity as third quarter 2004 Metals earnings are forecast to be significantly higher than the 2003 third quarter.

Within the Metals business, the strong year-over-year increases experienced in the first six months of 2004 in the automotive and especially the coinage segments are expected to moderate in the third quarter. This view reflects increased car inventories and lower automobile build rates, and reduced U.S. Mint nickel demand. Demand in the building products segment is expected to remain strong, driven by the robust housing market. Electronics is expected to increase in the third quarter over 2003 levels. Ammunition shipments are expected to increase in the third quarter from second quarter levels as well as increasing over last year. Ammunition demand has continued to be strong and the third quarter will include some shipments deferred from the second quarter.

Environmental Matters

In the six-month periods ended June 30, 2004 and 2003, we spent approximately $8.6 million and $13.5 million, respectively, for environmental investigatory and remediation activities associated with past manufacturing operations and former waste disposal sites. Spending for investigatory and remedial efforts for the full year 2004 is estimated to be in the $25 million range. Cash outlays for remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $12.5 million and $7.4 million in the six-month periods ended June 30, 2004 and 2003, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2003, are expected to be material to operating results in 2004 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future expenditures to investigate and remediate known sites amounting to $96.9 million at June 30, 2004 and $93.0 million at December 31, 2003, of which $70.9 million and $67.0 million was classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Six Months Ended June 30,
Provided By (Used For) ($ in millions)	2004	2003
Pension Plan Contribution	$(125.0)	$—
Net Operating Activities	(208.8)	(17.2)
Capital Expenditures	(17.8)	(21.1)
Net Investing Activities	1.8	15.2
Net Financing Activities	135.0	(14.0)

In the first six months of 2004, income exclusive of non-cash charges, cash and cash equivalents on hand, proceeds from the common stock offering and proceeds from sales of businesses and investments were used to make a voluntary contribution to our pension plan, to settle prior years’ tax issues and to finance our working capital requirements, capital and investment projects, long-term debt repayments and dividends.

Operating Activities

In February 2004, we made a voluntary contribution of $125 million from the proceeds of our 2004 common stock offering. In April 2004, we made tax payments of approximately $40 million pertaining to tax issues related to our benefits liability management company, our COLI program and certain other outstanding tax issues. Excluding these pension contribution and tax payments, cash used by operating activities increased over the prior year due primarily to a higher investment in working capital, particularly higher accounts receivables. The investment in accounts receivable was higher in 2004 due to higher sales in Metals. The 65% increase in the average COMEX price of copper from the second quarter of 2003 resulted in increases in both accounts receivables and accounts payables.

Investing Activities

Capital spending of $17.8 million in the first six months of 2004 was $3.3 million lower than in the corresponding period in 2003. For the total year, we expect our capital spending to be at a level of approximately 85% of depreciation, or about $67 million, compared to 68% of depreciation or $55 million in 2003.

Proceeds from the sale of short-term investments of $25 million represented the equity value of the COLI program which we discontinued in the first quarter of 2003. We surrendered the life insurance policies that we purchased under this program, and received these proceeds in March 2003.

In April 2004, we sold our equity interest in an insurance investment. In June 2004, we sold our Olin Aegis business to HCC Industries Inc. The proceeds from these sales approximated $19.7 million.

The 2003 decrease in investments and advances in affiliated companies at equity, represents increased cash distributions in excess of Sunbelt’s operating results.

Financing Activities

At June 30, 2004, we had $101.4 million available under our $140 million senior revolving credit facility with a group of banks because we issued $38.6 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, self-insurance obligations and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

On July 30, 2004, we entered into a new $160 million five-year senior revolving credit facility that replaced the $140 million senior revolving credit facility. The new credit facility expires on July 30, 2009. Borrowing options, restrictive covenants and the letter of credit subfacility are similar to those of the $140 million senior revolving credit facility.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.7 million.

In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. In June 2004, we repaid the $8.1 million Illinois Environmental Improvement Bond, which became due in June 2004.

During the first six months of 2004 and 2003, we issued 466,477 and 516,020 shares of common stock with a total value of $8.1 million and $8.8 million, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

There were no stock repurchases during the first six months of 2004 and 2003. Under programs previously approved by our board of directors, approximately 154,000 shares remain to be repurchased as of June 30, 2004.

The percent of total debt to total capitalization decreased to 46% at June 30, 2004, from 65% at year-end 2003. The decrease from year-end 2003 was due primarily to the higher shareholders’ equity resulting from the issuance of 10 million shares of our common stock in February, 2004, along with the repayment of our long-term debt obligations, which became due in March and June of 2004.

In each of the first two quarters of 2004, we paid a quarterly dividend of $0.20 per share. In July 2004, our board of directors declared a quarterly dividend of $0.20 per share on our common stock, which is payable on September 10, 2004, to shareholders of record on August 10, 2004.

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

Cash flow from operations is variable as a result of the cyclical nature of our operating results, which have been affected recently by the economic cycles in many of the industries we serve, such as automotive, electronics and the telecommunications sectors. In addition, cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. A $10 per ECU selling price change equates to a $12 million annual pretax profit change when we are operating at full capacity.

Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of June 30, 2004, we had long-term borrowings, including the current installment, of $301.3 million of which $0.2 million was issued at variable rates. We have entered into interest rate swaps on approximately $131.6 million of our underlying debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. Annual maturities of long-term debt at June 30, 2004, were $51.6 million in 2005; $1.7 million in 2006; $1.7 million in 2007; $8.3 million in 2008; none in 2009 and a total of $238.0 million thereafter.

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

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2.4 million per year for 2004 through 2006 and a total of $10.0 million thereafter. This supply agreement expires in 2012.

In December 2002, we registered $400 million of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. After the issuance of 10 million shares of our common stock in February 2004, approximately $220 million was available for issuance.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.7 million and were used to make a $125 million voluntary contribution to our pension plan. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35.2 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

We and our partner, PolyOne, own equally the Sunbelt joint venture. We market all of the caustic, while 250 thousand tons of the chlorine production is required to be purchased by Oxy Vinyls (a joint venture between OxyChem and PolyOne) based on a formula related to the market price of chlorine. The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017. The Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the Sunbelt Notes. The Sunbelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

We have guaranteed Series O of the Sunbelt Notes, and PolyOne has guaranteed Series G of the Sunbelt Notes, in both cases pursuant to customary guaranty agreements. Our guarantee and PolyOne’s guarantee are several, rather than joint. Therefore, we are not required to make any payments to satisfy the Series G Notes guaranteed by PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the Sunbelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if the Sunbelt joint venture does not make timely payments on the Sunbelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the Sunbelt Notes may proceed against the assets of the Sunbelt joint venture for repayment. If we were to make debt service payments under our guarantee, we would have a right to recover such payments from the Sunbelt joint venture.

Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2003, our guarantee of the notes was approximately $85.3 million at June 30, 2004. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 30, 2002. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003, we recorded an after-tax charge of $25 million ($0.44 cents per share) for estimated closure costs related to our former operating facilities ($22.1 million, pretax), certain hazardous waste units at operating plant sites ($14.4 million, pretax), and our Indianapolis facility ($5.0 million, pretax) which was shutdown in the first quarter of 2003. The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 amounted to $0.8 million for the first six months of 2004. At June 30, 2004, the change in fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of June 30, 2004, we maintained open positions on futures contracts totaling $15.7 million ($36.3 million at June 30, 2003). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $1.6 million ($3.6 million at June 30, 2003) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our existing debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of June 30, 2004, we had long-term borrowings of $301.3 million ($328.5 million at June 30, 2003) of which $0.2 million ($0.4 million at June 30, 2003) was issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into approximately $131.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. Assuming no changes in the $131.8 million of variable-rate debt levels from year-end 2003, we estimate that a hypothetical change of 100 basis points in the LIBOR interest rates from year-end 2003 would impact interest expense by $1.3 million on an annualized pretax basis.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (5.325% at June 30, 2004). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on December 15, 2004. We estimate that the rates will be between 5.0% and 6.0%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $34.7 million, of which $8.1 million was repaid on June 1, 2004. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed-rate debt of the newly refinanced bonds back to variable-rate debt through interest rate swaps. At June 30, 2004, the interest rates on the swaps of $21.1 million and $5.5 million were 1.42% and 1.56%, respectively.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $3.0 million and a decrease in pretax loss of $3.2 million for the six months ended June 30, 2004 and 2003, respectively.

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

Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of June 30, 2004. Based on this review, they have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be disclosed on a timely basis in this report.

(b)	Changes in internal controls.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the three months ended June 30, 2004, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

We have used the words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “will,” “estimate,” “project,” and variations of such words and similar expressions in this quarterly report to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward looking-statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

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

Part II - Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	The issuer registered $400 million of debt securities, debt warrants, preferred stock ($1 par value), preferred stock warrants, common stock ($1 par value) and common stock warrants on a registration statement on Form S-3 (file no. 333-101027) declared effective on December 20, 2002. The issuer commenced and concluded an offering of 10 million shares of its common stock, $1 par value per share, on February 3, 2004 at a public offering price of $18.00 per share (for an aggregate offering price of $180 million). There were no selling shareholders. Morgan Stanley and Co. Incorporated acted as sole managing underwriter of the offering. From the effective date through June 30, 2004, the issuer has incurred the following amounts in connection with the registration and offering:

Expenses
($ in millions)
• Underwriting discounts and commissions	$2.0
• Finders’ fees	—
• Expenses paid to or for underwriters	—
• Other expenses(1)	0.3

Total	$2.3

(1)	Amount includes expenses of $0.1 million related to the $400 million shelf registration and expenses of $0.2 million, which amount includes $7,500 of estimated expenses that have not been billed, related to the offering of 10 million shares of common stock.

None of the expense amounts set forth above were direct or indirect payments to directors, officers or general partners of the issuer or their associates or to 10% shareholders, or to affiliates of the issuer.

The issuer received $177.7 million in net offering proceeds, net of the amounts set forth above. Of those net proceeds, the issuer used:

•	$125 million to make a voluntary contribution to its pension plan on February 6, 2004,

•	$17.5 million to repay debt on March 1, 2004 and

•	the remaining $35.2 million of net proceeds in April 2004 to pay a portion of federal income taxes related to prior periods.

None of the use of proceeds payments were made directly or indirectly to directors, officers or general partners of the issuer or their associates or to 10% shareholders, or to affiliates of the issuer.

(e)

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2004	—	N/A	—
May 1-31, 2004	—	N/A	—
June 1-30, 2004	—	N/A	—
Total				154,076	(3)

(1)	Does not include 26,912 shares deducted from shares issued upon option exercises in connection with cashless option exercises.
(2)	Does not include 2,000 shares acquired by directors and executive officers in the open market.
(3)	On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through June 30, 2004, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 29, 2004. Of the 69,222,977 shares of Common Stock entitled to vote at such meeting, at least 64,595,024 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors Donald W. Griffin, Randall W. Larrimore and Anthony W. Ruggiero as Class I directors with terms expiring in 2007, Michael Coleman as a Class II director with a term expiring in 2005 and Philip J. Schulz as a Class III director with a term expiring in 2006. Votes cast for and votes withheld in the election of Directors were as follows:

	Votes For	Votes Withheld
Michael Coleman	62,895,765	1,699,259
Donald W. Griffin	61,635,259	2,959,765
Randall W. Larrimore	62,608,156	1,986,868
Anthony W. Ruggiero	61,075,866	3,519,158
Philip J. Schulz	62,706,082	1,888,942

There were no abstentions or broker nonvotes.

The shareholders ratified the appointment of KPMG LLP as independent auditors for the Corporation for 2004. Voting for the resolution ratifying the appointment were 63,557,165 shares. Voting against were 715,025 shares. Abstaining were 322,834 shares. There were no broker nonvotes.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

4(d)	Credit Agreement dated as of July 30, 2004 among Olin and the banks named therein

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

Form 8-K furnishing April 26, 2004 press release announcing Olin would make a presentation at investor meetings sponsored by Morgan Stanley and Bank of America on May 4 and 5, 2004.

Form 8-K furnishing Olin’s April 29, 2004 first quarter earnings press release.

Form 8-K furnishing Olin’s May 3, 2004 press release regarding the Brass Mill fire and related second quarter earnings guidance.

Form 8-K furnishing slides that would be presented at investor meetings sponsored by Morgan Stanley and Bank of America on May 4 and 5, 2004.

Form 8-K furnishing Olin’s June 15, 2004 press release announcing Olin would make a presentation at the Buckingham Research Chemical Conference on June 23, 2004.

Form 8-K furnishing Olin’s June 21, 2004 press release announcing Olin raised its second quarter earnings estimate.

Form 8-K furnishing slides that would be presented at the Buckingham Research Chemical Conference on June 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION (Registrant)

By:	/s/ A. W. Ruggiero
Executive Vice President and Chief Financial Officer (Authorized Officer)

Date: August 6, 2004

EXHIBIT INDEX

Exhibit No.	Description
4(d)	Credit Agreement dated as of July 30, 2004 among Olin and the banks named therein

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer