Form 10-Q
period 2004-09-30
OLIN CORP
filed 2004-11-04
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, there were outstanding 70,192,405 shares of the registrant’s common stock.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$92.3	$189.8
Accounts receivable, net	295.8	184.8
Inventories, net	260.7	242.4
Other current assets	62.9	62.0

Total current assets	711.7	679.0
Property, plant and equipment (less accumulated depreciation of $1,334.6 and $1,313.4)	470.1	500.6
Prepaid pension costs	269.5	101.5
Deferred income taxes	104.7	71.5
Other assets	14.1	11.0
Goodwill	77.3	79.5

Total assets	$1,647.4	$1,443.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$51.5	$27.2
Accounts payable	137.7	128.9
Income taxes payable	9.9	11.1
Accrued liabilities	160.6	128.8

Total current liabilities	359.7	296.0
Long-term debt	263.7	313.5
Accrued pension liability	476.5	469.2
Other liabilities	186.4	188.0

Total liabilities	1,286.3	1,266.7

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized 120.0 shares; Issued and outstanding 70.1 shares (59.0 in 2003)	70.1	59.0
Additional paid-in capital	650.8	464.2
Accumulated other comprehensive loss	(250.1)	(246.8)
Accumulated deficit	(109.7)	(100.0)

Total shareholders’ equity	361.1	176.4

Total liabilities and shareholders’ equity	$1,647.4	$1,443.1

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$520.1	$414.5	$1,521.8	$1,201.1
Operating Expenses:
Cost of goods sold	457.4	365.8	1,364.7	1,060.1
Selling and administration	35.6	34.0	103.1	95.9
Research and development	0.9	1.2	2.8	3.5
Restructuring charges	0.5	—	9.4	29.0
Earnings of non-consolidated affiliates	3.3	1.8	4.8	6.4

Operating income	29.0	15.3	46.6	19.0
Interest expense	4.9	5.1	14.9	15.4
Interest income	0.4	0.3	1.3	0.8
Other income	1.0	0.4	15.3	2.2

Income before taxes and cumulative effect of accounting change	25.5	10.9	48.3	6.6
Income tax provision	6.8	4.9	16.3	5.7

Income before cumulative effect of accounting change	18.7	6.0	32.0	0.9
Cumulative effect of accounting change, net	—	—	—	(25.4)

Net income (loss)	$18.7	$6.0	$32.0	$(24.5)

Basic and diluted net income (loss) per common share:
Income before cumulative effect of accounting change	$0.27	$0.10	$0.47	$0.02
Cumulative effect of accounting change, net	—	—	—	(0.44)

Net income (loss)	$0.27	$0.10	$0.47	$(0.42)

Dividends per common share	$0.20	$0.20	$0.60	$0.60
Average common shares outstanding:
Basic	69.9	58.4	67.5	58.1
Diluted	70.1	58.7	67.7	58.1

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Shareholders’ Equity

(In millions, except per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2003	57.6	$57.6	$441.9	$(238.8)	$(29.4)	$231.3
Comprehensive Loss:
Net loss	—	—	—	—	(24.5)	(24.5)
Translation adjustment	—	—	—	2.7	—	2.7
Net unrealized gains	—	—	—	1.9	—	1.9

Comprehensive loss	—	—	—	—	—	(19.9)
Dividends Paid:
Common stock ($0.60 per share)	—	—	—	—	(34.8)	(34.8)
Stock options exercised	.2	.2	2.9	—	—	3.1
Employee benefit plans	.7	.7	12.3	—	—	13.0
Other transactions	.1	.1	.3	—	—	.4

Balance at September 30, 2003	58.6	$58.6	$457.4	$(234.2)	$(88.7)	$193.1

Balance at January 1, 2004	59.0	$59.0	$464.2	$(246.8)	$(100.0)	$176.4
Comprehensive Income:
Net income	—	—	—	—	32.0	32.0
Translation adjustment	—	—	—	(.3)	—	(.3)
Net unrealized losses	—	—	—	(3.0)	—	(3.0)

Comprehensive income	—	—	—	—	—	28.7
Dividends Paid:
Common stock ($0.60 per share)	—	—	—	—	(41.7)	(41.7)
Stock options exercised	.4	.4	8.2	—	—	8.6
Employee benefit plans	.6	.6	10.4	—	—	11.0
Stock offering	10.0	10.0	167.8	—	—	177.8
Other transactions	.1	.1	.2	—	—	.3

Balance at September 30, 2004	70.1	$70.1	$650.8	$(250.1)	$(109.7)	$361.1

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income (loss)	$32.0	$(24.5)
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used for) provided by operating activities:
Earnings of non-consolidated affiliates	(4.8)	(6.4)
Gain on sales of a business and an insurance investment	(7.5)	—
Depreciation and amortization	55.7	62.7
Deferred income taxes	(31.0)	11.5
Non-cash portion of restructuring charge	—	22.8
Cumulative effect of accounting change	—	25.4
Pension plan contributions	(168.0)	—
Qualified pension plan expense	4.5	—
Common stock issued under employee benefit plans	2.1	2.2
Change in:
Receivables	(115.3)	(50.9)
Inventories	(21.9)	17.0
Other current assets	0.6	(1.1)
Accounts payable and accrued liabilities	42.3	(6.7)
Income taxes payable	(1.2)	7.7
Other assets	(1.9)	4.2
Noncurrent liabilities	2.0	(8.9)
Other operating activities	(2.8)	1.6

Net operating activities	(215.2)	56.6

Investing activities
Capital expenditures	(29.9)	(35.0)
Proceeds from sale of short-term investments	—	25.0
Investments and advances-affiliated companies at equity	1.8	7.0
Proceeds from sales of a business and an insurance investment	19.7	—
Disposition of property, plant and equipment	0.5	3.9
Other investing activities	(0.4)	2.7

Net investing activities	(8.3)	3.6

Financing activities
Long-term debt repayments	(27.1)	(1.4)
Issuance of common stock	186.7	10.8
Stock options exercised	8.6	3.1
Dividends paid	(41.7)	(34.8)
Other financing activities	(0.5)	(0.4)

Net financing activities	126.0	(22.7)

Net (decrease) increase in cash and cash equivalents	(97.5)	37.5
Cash and cash equivalents, beginning of period	189.8	110.5

Cash and cash equivalents, end of period	$92.3	$148.0

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Tabular amounts in millions, except per share data)

(Unaudited)

1.	Olin Corporation is a Virginia corporation, incorporated in 1892. We are a manufacturer concentrated in three business segments: Metals, Chlor Alkali Products and Winchester. Metals, with its principal manufacturing facilities in East Alton, IL and Montpelier, OH, produces and distributes copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts; and stainless steel and aluminum strip. Chlor Alkali Products, with four U.S. manufacturing facilities, produces chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid and bleach products. Winchester, with its principal manufacturing facility in East Alton, IL, produces sporting ammunition, reloading components, small caliber military ammunition and industrial cartridges.

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

2.	Inventory consists of the following:

	September 30, 2004	December 31, 2003
Raw materials and supplies	$149.3	$120.0
Work in process	156.7	124.3
Finished goods	100.7	75.4

	406.7	319.7
LIFO reserve	(146.0)	(77.3)

Inventory, net	$260.7	$242.4

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average cost and first-in, first-out (FIFO) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2004, reflect certain estimates relating to inventory quantities and costs at December 31, 2004. If the FIFO method of inventory accounting had been used, inventories would have been approximately $146.0 million and $77.3 million higher than that reported at September 30, 2004 and December 31, 2003, respectively.

3.	Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 reflect the dilutive effect of stock options. The effect of stock options of 0.2 million shares for the nine months ended September 30, 2003 has not been included in the 2003 diluted loss per share as their effect would have been anti-dilutive. Please refer to footnote 6.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic Income (Loss) Per Share:
Income before cumulative effect of accounting change	$18.7	$6.0	$32.0	$0.9
Cumulative effect of accounting change, net	—	—	—	(25.4)

Net income (loss)	$18.7	$6.0	$32.0	$(24.5)

Basic shares	69.9	58.4	67.5	58.1
Basic income (loss) per share:
Income before cumulative effect of accounting change	$0.27	$0.10	$0.47	$0.02
Cumulative effect of accounting change, net	—	—	—	(0.44)

Net income (loss)	$0.27	$0.10	$0.47	$(0.42)

Diluted Income (Loss) Per Share:
Income before cumulative effect of accounting change	$18.7	$6.0	$32.0	$0.9
Cumulative effect of accounting change, net	—	—	—	(25.4)

Net income (loss)	$18.7	$6.0	$32.0	$(24.5)

Diluted shares:
Basic shares	69.9	58.4	67.5	58.1
Stock options	0.2	0.3	0.2	—

Diluted shares	70.1	58.7	67.7	58.1

Diluted income (loss) per share:
Income before cumulative effect of accounting change	$0.27	$0.10	$0.47	$0.02
Cumulative effect of accounting change, net	—	—	—	(0.44)

Net income (loss)	$0.27	$0.10	$0.47	$(0.42)

4.	We are party to various governmental and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $6.3 million and $5.7 million for the three months ended September 30, 2004 and 2003, and $18.8 million and $13.1 million for the nine months ended September 30, 2004 and 2003, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2003 and are material to operating results in 2004. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $99.7 million at September 30, 2004 and $93.0 million at December 31, 2003, of which $73.7 million and $67.0 million were classified as other noncurrent liabilities, respectively.

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

5.	The Board of Directors in April, 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases for the nine months ended September 30, 2004 and 2003. At September 30, 2004, approximately 154,000 shares remain to be purchased.

6.	On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.8 million and were used to make a voluntary contribution of $125 million to our pension plan. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35.2 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

For the nine months ended September 30, 2004, we issued approximately 0.4 million (2003 — 0.2 million) shares with a total value of $8.6 million (2003 — $3.1 million), representing stock options exercised. In addition, we issued approximately 0.7 million (2003 — 0.8 million) shares with a total value of $11.8 million (2003 — $13.8 million) in connection with our Contributing Employee Ownership Plan and our deferred compensation programs.

7.	We define segment operating income (loss) as earnings (loss) before interest expense, interest income, other income and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $9.7 million and $7.4 million for the three months ended September 30, 2004 and 2003, respectively, and $27.2 million and $28.6 million for the nine months ended September 30, 2004 and 2003, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals have been eliminated from Metals segment sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales:
Metals	$313.8	$216.3	$963.8	$656.8
Chlor Alkali Products	111.7	100.9	318.2	305.6
Winchester	94.6	97.3	239.8	238.7

Total sales	$520.1	$414.5	$1,521.8	$1,201.1

Operating income:
Metals	$14.1	$(1.2)	$40.2	$7.0
Chlor Alkali Products	21.6	18.9	41.0	51.4
Winchester	10.4	9.1	19.5	19.4
Corporate/Other:
Pension income(1)	2.5	4.5	7.4	13.5
Environmental provision	(6.3)	(5.7)	(18.8)	(13.1)
Other corporate and unallocated costs	(12.8)	(10.3)	(33.3)	(30.2)
Restructuring charges	(0.5)	—	(9.4)	(29.0)

Total operating income	29.0	15.3	46.6	19.0
Interest expense	4.9	5.1	14.9	15.4
Interest income	0.4	0.3	1.3	0.8
Other income	1.0	0.4	15.3	2.2

Income before taxes and cumulative effect of accounting change	$25.5	$10.9	$48.3	$6.6

(1)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.

8.	In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003 we recorded an asset and a liability of $41.5 million (of which $7.0 million and $34.5 million were in current liabilities and noncurrent liabilities, respectively) to reflect the cost of retirement obligations related to our former operating facilities ($22.1 million, pretax), certain hazardous waste units at operating plant sites ($14.4 million, pretax), and our Indianapolis facility ($5.0 million, pretax). Since these sites do not generate revenue, we recorded an impairment charge on these same assets, which resulted in an after-tax charge of $25.4 million ($0.44 per diluted share). The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life and, accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 amounted to $1.2 million for the nine months ended September 30, 2004. At September 30, 2004, the change in the fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

9.	On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. By the end of the year, we expect to complete the relocation of a portion of our corporate services personnel from Norwalk, Connecticut to our Main Office Building in East Alton, Illinois. We will also establish our new corporate headquarters in nearby Clayton, which is in St. Louis County, Missouri, for logistical and other reasons. The relocation of the corporate offices will be accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. When completed, the efficiencies of the corporate services personnel being co-located with the Brass and Winchester businesses will result in total projected annual savings of approximately $6 million by 2006. As a result of the relocation, we expect to incur one-time costs of approximately $11 million which will be expensed primarily throughout 2004. We expect to provide severance benefits and outplacement services to all affected employees. The transition began in the second quarter of 2004. As a result of this corporate office relocation, we recorded for the three months and the nine months ended September 30, 2004, a pretax restructuring charge of $0.5 million and $9.4 million, respectively. This restructuring charge included primarily employee severance and related benefit costs, relocation, pension curtailment and the incurred cost for outplacement services. For the nine months ended September 30, 2004, we utilized $2.5 million of the restructuring charge.

In 2003, we made a decision to close our manufacturing plant in Indianapolis, Indiana. The Indianapolis facilities ceased operations on February 14, 2003. The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people. Production at the Indianapolis strip mill was consolidated within our East Alton, Illinois facility. While the Indianapolis strip mill had been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with the capacity additions at East Alton lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29.0 million. In addition, we recorded in the fourth quarter of 2003, a pretax restructuring charge of $1.8 million for the write down of certain non-U.S. assets, netted with a reduction of a previously established reserve related to our Indianapolis restructuring.

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

10.	For the nine months ended September 30, 2004, other income included gains from several transactions. A $5.5 million non-recurring pretax gain was realized from the settlement of a contract matter with an outside third party. In June 2004, we sold our Olin Aegis business to HCC Industries Inc. Olin Aegis, headquartered in New Bedford, Massachusetts, is a manufacturer of high performance, high reliability, hermetic metal packages for the microelectronics industry. In addition, we sold our equity interest in an insurance investment. The sales of our Olin Aegis business and the insurance investment resulted in a pretax gain of $7.5 million and generated proceeds of $19.7 million. A portion of the gain on the sale of Olin Aegis is a capital gain, and the tax will be offset by capital loss carryforwards acquired with the Chase business. The utilization of these loss carryforwards resulted in a $2.2 million reduction in the goodwill recorded as part of the Chase acquisition.

11.	For the three months and nine months ended September 30, 2004, the income tax provision includes a $2.3 million reduction in income tax expense associated with the settlement of certain issues related to income tax audits for the years 1992 to 2000.

12.	In 1996, we adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” and as permitted by SFAS No. 123, we continue to account for the costs of stock compensation in accordance with Accounting Principles Board Opinion (APBO) No. 25. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

Under SFAS No. 148, pro forma net income (loss) and earnings (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. We had no compensation expense for stock options granted during the nine months ended September 30, 2004 and September 30, 2003. The fair value of each option granted during 2004 and 2003 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 4.32% in 2004 and 5.21% in 2003, risk-free interest rate of 3.18% in 2004 and 3.05% in 2003, expected volatility of 40% in 2004 and 2003 and an expected life of 6 years. The fair value of options granted during 2004 and 2003 was $5.09 and $3.82, respectively. The following table shows the difference between reported and pro forma net income (loss) and income (loss) per share as if we had recorded compensation expense for the stock options granted during the year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)
As reported	$18.7	$6.0	$32.0	$(24.5)
Stock-based employee compensation expense, net of tax	(0.5)	(0.6)	(1.5)	(1.6)

Pro forma	$18.2	$5.4	$30.5	$(26.1)

Per Share Data:
Basic
As reported	$0.27	$0.10	$0.47	$(0.42)
Pro forma	$0.26	$0.09	$0.45	$(0.45)
Diluted
As reported	$0.27	$0.10	$0.47	$(0.42)
Pro forma	$0.26	$0.09	$0.45	$(0.45)

13.	We guarantee debt and other obligations under agreements with our affiliated companies.

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

Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2003, our guarantee of the notes was approximately $85.3 million at September 30, 2004. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a line of credit, utilized for working capital purposes, of one of our wholly-owned foreign affiliates. At September 30, 2004, our wholly-owned foreign affiliate had no short-term debt outstanding under this line of credit.

14.	Almost all of our domestic pension plans are non-contributory final-average-pay or flat-benefit plans and all domestic employees are covered by a pension plan. Our funding policy is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant. We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience. The impact, if any, of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA) has not been determined. We are electing to defer recognition of any potential savings on the measure of the Accumulated Postretirement Benefit Obligation or net periodic benefit cost as a result of DIMA until specific authoritative guidance on the federal subsidy is issued.

In February 2004, we made a voluntary pension plan contribution of $125 million. In September 2004, we made a second voluntary pension plan contribution of $43 million.

Components of net periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Service cost	$3.6	$4.4	$0.8	$0.2
Interest cost	23.2	23.2	1.3	1.4
Expected return on plans’ assets	(29.3)	(28.2)	—	—
Amortization of prior service cost	1.3	1.2	(0.2)	(0.1)
Recognized actuarial loss	3.6	0.7	0.9	0.7

Net periodic benefit cost	$2.4	$1.3	$2.8	$2.2

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$12.5	$12.8	$1.7	$1.2
Interest cost	69.8	69.8	3.8	4.0
Expected return on plans’ assets	(87.8)	(84.0)	—	—
Amortization of prior service cost	3.8	3.8	(0.6)	(0.5)
Recognized actuarial loss	10.9	1.5	2.5	1.9

Subtotal	9.2	3.9	7.4	6.6
Curtailment	1.2	—	—	—

Net periodic benefit cost	$10.4	$3.9	$7.4	$6.6

In the first quarter of 2004, we recorded a pension curtailment charge of $1.2 million in connection with the corporate relocation restructuring. The 2004 restructuring charge is described under footnote 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. By the end of the year, we expect to complete the relocation of a portion of our corporate services personnel from Norwalk, Connecticut to our Main Office Building in East Alton, Illinois. We will also establish our new corporate headquarters in nearby Clayton, which is in St. Louis County, Missouri, for logistical and other reasons. The relocation of the corporate offices will be accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. When completed, the efficiencies of the corporate services personnel being co-located with the Brass and Winchester businesses will result in total projected annual savings of approximately $6 million per year by 2006. As a result of the relocation, we expect to incur one-time costs of approximately $11 million which will be expensed primarily throughout 2004. We expect to provide severance benefits and outplacement services to all affected employees. The transition began in the second quarter of 2004. As a result of this corporate office relocation, we recorded for the three months and nine months ending September 30, 2004, a pretax restructuring charge of $0.5 million and $9.4 million, respectively. This restructuring charge included primarily employee severance and related benefit costs, relocation, pension curtailment and the incurred cost for outplacement services.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.8 million and were used to make a voluntary contribution of $125 million to our pension plan. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35.2 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

We disclosed in our 2003 Form 10-K that we were accepted to participate in the Internal Revenue Service (IRS) settlement initiative pertaining to tax issues related to our benefits liability management company. In addition, we disclosed a settlement with the IRS relative to our Company Owned Life Insurance (COLI) program. In April 2004, a preliminary settlement agreement was reached with the IRS on these and certain other outstanding issues related to tax audits covering the 1992 through 2000 tax years. In connection with these settlements we made payments in the second quarter of 2004 of approximately $40 million. These payments will resolve all open issues regarding our benefits liability management company and our COLI program. As we disclosed in our Form 10-K, these tax issues had been recorded as a liability prior to 2002. For the three months and nine months ended September 2004, the income tax provision included a $2.3 million reduction in income tax expense associated with the finalization in the third quarter of 2004, of the April 2004 preliminary settlement agreement.

In May 2004, we announced that a fire occurred in the electrical control room for the hot mill located in East Alton, Illinois on April 29, 2004. The hot mill was returned to full operation in mid May. The full-year costs relative to the fire were incurred in the second quarter and were approximately $4.7 million, pretax.

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

On July 30, 2004, we entered into a new $160 million five-year senior revolving credit facility that replaced the $140 million three-year senior revolving credit facility. The new credit facility expires on July 30, 2009. Borrowing options, restrictive covenants and the letter of credit subfacility are similar to those of the $140 million senior revolving credit facility.

In September 2004, we made a second voluntary pension plan contribution of $43 million. We had previously stated that we were considering making a voluntary contribution in the $40 to $50 million range in 2005 but decided to accelerate the contribution. This contribution will reduce 2004 pension expense by approximately $1 million with the result that the 2004 full-year pension expense will be approximately $11 million as compared with $5 million in 2003. In addition, this contribution eliminated a Pension Benefit Guarantee Corporation insurance premium of approximately $3 million that would have otherwise become payable from the pension plan assets in 2004.

In September 2004, we were impacted by equipment problems and a hurricane at our McIntosh, AL chlor alkali facility. We invoked the force majeure clause in the chlorine contracts with our customers due to equipment problems and invoked the force majeure clause in the chlorine, caustic soda, hydrogen, salt and sodium hypochlorite contracts with our customers due to the effects of the hurricane. The negative impact of these issues was several million dollars. The plant returned to full operation in late September.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share data)	2004	2003	2004	2003
Sales	$520.1	$414.5	$1,521.8	$1,201.1
Gross Margin (sales less cost of goods sold)	62.7	48.7	157.1	141.0
Selling and Administration	35.6	34.0	103.1	95.9
Restructuring Charges	0.5	—	9.4	29.0
Interest Expense, net	4.5	4.8	13.6	14.6
Other Income	1.0	0.4	15.3	2.2
Income before Taxes and Cumulative Effect of Accounting Change	25.5	10.9	48.3	6.6
Income before Cumulative Effect of Accounting Change	18.7	6.0	32.0	0.9
Cumulative Effect of Accounting Change, net	—	—	—	(25.4)
Net Income (Loss)	18.7	6.0	32.0	(24.5)
Basic and Diluted Net Income (Loss) Per Common Share:
Income before Cumulative Effect of Accounting Change	0.27	0.10	0.47	0.02
Accounting Change, net	—	—	—	(0.44)
Net Income (Loss)	0.27	0.10	0.47	(0.42)

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Total company sales in the third quarter were $520.1 million compared with $414.5 million last year, an increase of $105.6 million, or 25%. Sales in the Metals segment increased $97.5 million. Metals volumes increased 14% over last year’s quarter. The remaining increase in Metals segment sales was primarily the result of increased metal prices and changes in product mix. Chlor Alkali Products sales were ahead of last year by $10.8 million primarily due to higher volumes, which increased approximately 12%. Winchester sales were slightly below last year.

Gross Margin increased $14.0 million over the prior year primarily as a result of higher Metals volumes and improved Metals productivity.

The gross margin percentage of 12% for the third quarter of 2004 was equal to the prior year. The gross margin increase of $14.0 million was offset by the higher sales resulting from increased metals values.

Selling and administration expenses as a percentage of sales were 7% in 2004 and 8% in 2003. Selling and administration expenses in 2004 were $1.6 million higher than in 2003 primarily due to higher legal related, professional services and pension expenses.

Restructuring charges for the three months ended September 30, 2004 of $0.5 million were the result of the relocation of our corporate offices.

The earnings of non-consolidated affiliates were $3.3 million for the third quarter of 2004, an increase of $1.5 million from 2003, primarily due to higher chlorine and caustic volumes at the Sunbelt joint venture.

Interest expense, net for the third quarter of 2004 decreased from 2003 due to a lower level of outstanding net debt resulting from the repayment of the $17.5 million Illinois Industrial Pollution Control Revenue Bond in March 2004 and the $8.1 million Illinois Development Finance Authority Bond due June 1, 2004, offset in part by the effect of higher short-term interest rates.

During the third quarter, we lowered our full year estimated tax rate to 39% compared with 41% recorded in the first half of the year. The income tax provision includes a $2.3 million reduction in income tax expense associated with the settlement of certain issues related to income tax audits for the years 1992 to 2000. Excluding this $2.3 million reduction, the effective tax rate for the third quarter of 2004 was 36%. The 2004 effective tax rate is higher than the 35 percent U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates. The effective income tax rate for the third quarter of 2003 was 45%. The 2003 effective tax rate is higher than the 35 percent U.S. federal statutory rate primarily due to our inability to utilize state and foreign net operating losses in certain jurisdictions and income in other foreign jurisdictions being taxed at higher rates.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

On a year-to-date basis, total company sales were $1,521.8 million compared with $1,201.1 million last year, an increase of $320.7 million, or 27%. Sales in the Metals segment increased $307.0 million. Metals volumes increased 15% over last year. The remaining increase in Metals segment sales was primarily a result of increased metal prices and changes in product mix. Chlor Alkali Products sales increased from last year by $12.6 million due to 9% higher volumes, which were offset in part by lower prices. Winchester sales were approximately equal to last year.

Gross margin increased $16.1 million in 2004 from 2003 primarily due to higher Metals volumes and improved Metals productivity, partially offset by lower Electrochemical Unit (ECU) selling prices for chlor alkali products and higher pension and environmental expenses.

The gross margin percentage decreased from 12% for the nine months ended September 30, 2003 to 10% in 2004. The gross margin increase of $16.1 million was more than offset by the higher sales from increased metals values and lower ECU selling prices for chlor alkali products.

Selling and administration expenses as a percentage of sales were 7% in 2004 and 8% in 2003. Selling and administration expenses in 2004 were $7.2 million higher than in 2003 primarily due to increased legal related, pension and professional services expenses.

Restructuring charges for the nine months ended September 30, 2004 of $9.4 million were the result of the relocation of our corporate offices. The relocation charge in 2003 of $29.0 million was the result of the closure of our manufacturing plant in Indianapolis, Indiana and certain other actions.

The earnings of non-consolidated affiliates were $4.8 million for the nine months ended September 30, 2004, down $1.6 million from 2003, primarily due to lower ECU pricing, partially offset by higher volumes, at the Sunbelt joint venture.

Interest expense, net for the nine months ended September 30, 2004 decreased from 2003 due to a lower level of outstanding net debt resulting from the repayment of the $17.5 million Illinois Industrial Pollution Control Revenue Bond in March 2004 and the $8.1 million Illinois Development Finance Authority Bond due June 1, 2004, offset in part by the effect of higher short-term interest rates.

Other income increased from 2003 primarily due to a $5.5 million non-recurring pretax gain related to a settlement of a contract matter with an outside third party and a $7.5 million pretax gain on the sales of our Olin Aegis business and our equity interest in an insurance investment.

Excluding the $2.3 million reduction in income tax expense associated with the settlement of certain issues related to income tax audits for the years 1992 to 2000, the effective tax rate for the nine months ended September 30, 2004 was 39%. The 2004 effective tax rate is higher than the 35 percent U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates. For the nine months ended September 30, 2003, we recorded a tax provision of $5.7 million on pretax income of $6.6 million. The 2003 effective tax rate is higher than the 35 percent U.S. federal statutory rate primarily due to our inability to utilize state and foreign net operating losses in certain jurisdictions and income in other foreign jurisdictions being taxed at higher rates. In addition, the 2003 restructuring charge included the write-off of goodwill, which is not deductible for tax purposes.

Segment Operating Results

We define our segment operating results as earnings (loss) before interest expense, interest income, other income and income taxes, and include the operating results of non-consolidated affiliates. Inter-segment sales of $9.7 million and $7.4 million for the three months ended September 30, 2004 and 2003, respectively, and $27.2 million and $28.6 million for the nine months ended September 30, 2004 and 2003, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals have been eliminated from Metals segment sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2004	2003	2004	2003
Sales:
Metals	$313.8	$216.3	$963.8	$656.8
Chlor Alkali Products	111.7	100.9	318.2	305.6
Winchester	94.6	97.3	239.8	238.7

Total Sales	$520.1	$414.5	$1,521.8	$1,201.1

Operating Income:
Metals	$14.1	$(1.2)	$40.2	$7.0
Chlor Alkali Products	21.6	18.9	41.0	51.4
Winchester	10.4	9.1	19.5	19.4
Corporate/Other:
Pension Income(1)	2.5	4.5	7.4	13.5
Environmental	(6.3)	(5.7)	(18.8)	(13.1)
Other Corporate and Unallocated Costs	(12.8)	(10.3)	(33.3)	(30.2)
Restructuring Charges	(0.5)	—	(9.4)	(29.0)

Total Operating Income	29.0	15.3	46.6	19.0
Interest Expense	4.9	5.1	14.9	15.4
Interest Income	0.4	0.3	1.3	0.8
Other Income	1.0	0.4	15.3	2.2

Income before Taxes and Cumulative Effect of Accounting Change	$25.5	$10.9	$48.3	$6.6

(1)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.

Metals

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Sales for the third quarter of 2004 were $313.8 million compared to sales in the third quarter of 2003 of $216.3 million, an increase of 45%. Volumes increased 14% as most major market segments increased over the prior year. The remaining 31 percentage point increase in sales was due to higher metal prices and changes in product mix. During the third quarter of 2004, the average Commodity Metals Exchange (COMEX) copper price was approximately $1.25 per pound compared with $0.79 per pound in the third quarter of 2003, or an increase of 58%.

Shipments to the automotive segment increased in the third quarter of 2004 by 9% over the third quarter of 2003. Coinage shipments were up 14% from last year primarily due to the U.S. Mint’s introduction of two new nickels commemorating the 200th anniversary of the Lewis and Clark expedition. Shipments to the ammunition segment increased 26% over last year primarily due to continued strong demand for military ordnance, but also due to a recovery of shipment delays resulting from the second-quarter fire in East Alton. Building products segment shipments increased 2% from 2003. However, electronics segment shipments were 7% lower than last year as customers reported reducing their inventories during the quarter.

The Metals segment operating income of $14.1 million in the third quarter of 2004 compared to a loss of $1.2 million in 2003, an increase of $15.3 million. The Metals segment improved operating results over last year were primarily the result of increased volumes and improved productivity.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Sales for the nine months ended September 30, 2004 were $963.8 million compared to sales in the nine months ended September 30, 2003 of $656.8 million, an increase of 47%. Volumes increased 15% as most major market segments increased over the prior year. The remaining 32 percentage point increase in sales was due to higher metal prices and changes in product mix. During the first nine months of 2004, the average COMEX copper price was approximately $1.24 per pound compared with $0.77 per pound in the first nine months of 2003, or an increase of 61%.

Shipments to the automotive segment increased in 2004 by 6% over 2003. Coinage shipments were up 47% from last year primarily due to the U.S. Mint’s introduction of two new commemorative nickels. Shipments to the ammunition segment increased 25% over last year primarily due to continued strong demand for military ordnance. Shipments to the building products and electronics segments increased 5% and 1%, respectively, from last year.

The Metals segment operating income of $40.2 million in the third quarter of 2004 compared to $7.0 million in 2003, an increase of $33.2 million. The Metals segment improved operating results over last year were primarily the result of increased volumes, improved productivity and the shutdown of our Indianapolis facility in 2003.

Chlor Alkali Products

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Chlor Alkali Products’ sales for the third quarter of 2004 were $111.7 million compared to $100.9 million in the third quarter of 2003. The sales increase was due to a 12% increase in chlorine and caustic volumes. The chlor alkali industry produced at high operating rates to support continued strong chlorine demand, both in the U.S. and overseas. Operating rates for the three months ended

September 30, 2004 were impacted by equipment problems and a hurricane at our McIntosh, AL facility. We invoked the force majeure clause in the chlorine contracts with our customers due to the equipment problems and invoked the force majeure clause in the chlorine, caustic soda, hydrogen, salt and sodium hypochlorite contracts with our customers due to the effects of the hurricane. The negative impact of these issues was several million dollars. The plant returned to full operation in late September. Our ECU netbacks (gross selling price less freight and discounts) of $335, excluding our Sunbelt joint venture, were comparable to that of the third quarter of 2003.

Chlor Alkali posted operating income of $21.6 million, compared to $18.9 million in the third quarter of 2003. Earnings were higher in 2004 because the increased volumes more than offset higher costs. These higher costs were due to increased manufacturing costs resulting from higher electricity prices and steam costs and maintenance-related expenses due to the equipment problems at our McIntosh, AL facility.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Chlor Alkali Products’ sales for the nine months ended September 30, 2004 were $318.2 million compared to $305.6 million in the nine months ended September 30, 2003. Higher sales volumes of approximately 9% more than offset lower ECU netbacks. Our ECU netback, excluding our Sunbelt joint venture, was approximately $310 in the first nine months of 2004 compared with approximately $330 in the nine months ended September 30, 2003.

Chlor Alkali posted operating income of $41.0 million, compared to $51.4 million in the nine months ended September 30, 2003. Earnings were lower in 2004 because higher sales volumes were offset by lower selling prices and higher operating costs. These costs were due to increased manufacturing costs primarily resulting from higher electricity and steam costs.

Winchester

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Sales of $94.6 million for the third quarter of 2004 were 3% lower than the sales for the third quarter of 2003 because of lower commercial sales. Operating income in the third quarter of 2004 was $10.4 million, compared with $9.1 million in 2003. Higher operating income was primarily due to improved productivity.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Sales of $239.8 million for the first nine months of 2004 were comparable to the first nine months of 2003. Commercial sales increased in 2004 from 2003, which offset a decline, due to the timing of contract awards, in military and law enforcement sales. Operating income for the first nine months of 2004 was $19.5 million, comparable to operating income in 2003, as productivity improvements offset higher costs.

Corporate/Other

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

In the third quarter of 2004, pension income included in Corporate/Other was $2.5 million compared with $4.5 million in 2003. The reduction in corporate pension income was due to the recognition of actuarial losses, which primarily relate to differences in assumed and actual asset returns, and lower interest rates, partially offset by higher expected investment income on a higher level of plan assets. In September 2004, we made a second voluntary contribution to the pension plan of $43 million. On a total company basis, pension expense for the third quarter of 2004 was $2.4 million compared to $1.3 million in 2003.

In the third quarter of 2004, charges to income for environmental investigatory and remedial activities were $6.3 million compared with $5.7 million in 2003. This provision related primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. The estimated increase in the 2004 annual environmental charges to income is primarily attributable to additional liabilities for alleged groundwater contamination at a former plant site.

In the third quarter of 2004, other corporate and unallocated costs were $12.8 million compared with $10.3 million in 2003. This increase was primarily due to higher legal related expenses and professional services associated with compliance with the Sarbanes-Oxley Act of 2002.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

For the nine months ended September 30, 2004, pension income included in Corporate/Other was $7.4 million compared with $13.5 million in 2003. The reduction in corporate pension income was due to the recognition of actuarial losses, which primarily relate to differences in assumed and actual asset returns, and lower interest rates, partially offset by higher expected investment income on a higher level of plan assets. On a total company basis, pension expense for the nine months ended September 30, 2004 was $9.2 million as compared to $3.9 million for the same period in 2003.

We have updated our pension-related projections based upon the interest rate guidance provided by the Treasury Department as a result of the Pension Funding Equity Act of 2004, which was enacted on April 10, 2004. Its use causes differences in the timing of future contributions, not their magnitude, from what we had previously projected. On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.8 million and were used to make a voluntary contribution of $125 million to our pension plan. In September 2004, we made a second voluntary pension plan contribution of $43 million. We had previously stated that we were considering making a voluntary contribution in the $40 to $50 million range in 2005 but decided to accelerate the contribution in 2004. In addition, this contribution eliminated a Pension Benefit Guarantee Corporation insurance premium of approximately $3 million that would have otherwise become payable from the pension plan assets in 2004. Due to the $43 million pension plan contribution in September 2004, no contributions would be required until 2008. Among other factors, changes in interest rates and pension fund investment performance could alter these forecasts. We may elect to make selective voluntary contributions, when appropriate, between now and 2008.

For the nine months ended September 30, 2004, charges to income for environmental investigatory and remedial activities were $18.8 million compared with $13.1 million in 2003. This provision related primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. In 2004, we currently estimate that these charges to income for the full year may be in the $25 million range as compared to $20 million in 2003. This estimate is based on expectations regarding the potential resolution of investigations or remedial actions at certain known sites. The estimated increase in the 2004 annual environmental charges to income is primarily attributable to additional liabilities for alleged groundwater contamination at a former plant site. Environmental costs for ongoing plant operations, for example wastewater treatment, are included in the operating segments and are approximately equal year-over-year.

For the nine months ended September 30, 2004, other corporate and unallocated costs were $33.3 million compared with $30.2 million in 2003. This increase was primarily due to higher expenses such as higher legal related expenses and professional services.

Outlook

We expect our fourth quarter 2004 earnings per diluted share to be in the $0.23 range, or approximately equal to the third quarter of 2004 excluding the favorable tax adjustments of $3.0 million, or $0.04 per diluted share. In 2003, we earned $0.01 per diluted share in the fourth quarter. Chlor Alkali Products fourth quarter profits are expected to increase significantly over the third quarter of 2004 and fourth quarter of last year driven primarily by higher prices. Metals fourth quarter earnings are expected to be somewhat lower than the third quarter because of seasonal customer shutdowns, but significantly higher than the same quarter last year. Winchester fourth quarter profits are projected to be about breakeven due to normal seasonal factors.

Environmental Matters

For the nine months ended September 30, 2004 and 2003, we spent $12.1 million and $13.5 million, respectively, for environmental investigatory and remediation activities associated with past manufacturing operations and former waste disposal sites. Spending for investigatory and remedial efforts for the full year 2004 is estimated to be in the $15 to $20 million range. Cash outlays for remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Charges to income for investigatory and remedial activities were $18.8 million and $13.1 million in the nine months ended September 30, 2004 and 2003, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2003, are material to operating results in 2004 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future expenditures to investigate and remediate known sites amounting to $99.7 million at September 30, 2004 and $93.0 million at December 31, 2003, of which $73.7 million and $67.0 million was classified as other non-current liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
Provided By (Used For) ($ in millions)	2004	2003
Pension Plan Contributions	$(168.0)	$—
Net Operating Activities	(215.2)	56.6
Capital Expenditures	(29.9)	(35.0)
Net Investing Activities	(8.3)	3.6
Net Financing Activities	126.0	(22.7)

In the first nine months of 2004, income exclusive of non-cash charges, cash and cash equivalents on hand, proceeds from the common stock offering and proceeds from sales of businesses and investments were used to make voluntary contributions to our pension plan, to settle prior years’ tax issues and to finance our working capital requirements, capital and investment projects, long-term debt repayments and dividends.

Operating Activities

In February 2004, we made a voluntary contribution of $125 million to our pension plan from the proceeds of our 2004 common stock offering and, then, in September 2004 we made a second voluntary contribution of $43 million to our pension plan. In April 2004, we made tax payments of approximately $40 million pertaining to tax issues related to our benefits liability management company, our COLI program and certain other outstanding tax issues. Excluding these pension contribution and tax payments, cash used by operating activities increased over the prior year due primarily to a higher investment in working capital, particularly higher accounts receivables. The investment in accounts receivable was higher in 2004 by $111 million primarily due to higher volumes and metal prices. Inventories increased $18.3 million and accounts payable increased $8.8 million due to increased volumes and higher metal prices. The 58% increase in the average COMEX price of copper from the third quarter of 2003 resulted in increases in both accounts receivable and accounts payable.

Investing Activities

Capital spending of $29.8 million in the first nine months of 2004 was $5.1 million lower than in the corresponding period in 2003. For the total year, we expect our capital spending to be at a level of approximately 82% of depreciation, or about $61 million, compared to 68% of depreciation, or $55 million in 2003.

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

The 2004 and 2003 decreases in investments and advances in affiliated companies at equity, represent increased cash distributions in excess of Sunbelt’s operating results.

Financing Activities

At September 30, 2004, we had $120.9 million available under our $160 million senior revolving credit facility with a group of banks because we issued $39.1 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, self-insurance obligations and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

On July 30, 2004, we entered into a new $160 million five-year senior revolving credit facility that replaced the $140 million three-year senior revolving credit facility. The new credit facility expires on July 30, 2009. Borrowing options, restrictive covenants and the letter of credit subfacility are similar to those of our previous $140 million senior revolving credit facility.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.8 million.

In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. In June 2004, we repaid the $8.1 million Illinois Environmental Improvement Bond, which became due in June 2004.

During the first nine months of 2004 and 2003, we issued 636,551 and 752,778 shares of common stock with a total value of $11.0 million and $13.0 million, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

There were no stock repurchases during the first nine months of 2004 and 2003. Under programs previously approved by our board of directors, approximately 154,000 shares remain to be repurchased as of September 30, 2004.

The percent of total debt to total capitalization decreased to 47% at September 30, 2004, from 66% at year-end 2003. The decrease from year-end 2003 was due primarily to the higher shareholders’ equity resulting from the issuance of 10 million shares of our common stock in February 2004, along with the repayment of our long-term debt obligations, which became due in March and June of 2004.

In each of the first three quarters of 2004, we paid a quarterly dividend of $0.20 per share. In October 2004, our board of directors declared a quarterly dividend of $0.20 per share on our common stock, which is payable on December 10, 2004, to shareholders of record on November 10, 2004.

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

Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of September 30, 2004, we had long-term borrowings, including the current installment, of $315.2 million of which $0.2 million was issued at variable rates. We have entered into interest rate swaps on approximately $131.6 million of our underlying debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. Annual maturities of long-term debt at September 30, 2004, were $52.0 million in 2005; $1.1 million in 2006; $1.7 million in 2007; $7.7 million in 2008; none in 2009 and a total of $252.7 million thereafter.

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

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2.4 million per year for 2004 through 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

In December 2002, we registered $400 million of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. After the issuance of 10 million shares of our common stock in February 2004, approximately $220 million was available for issuance.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.8 million and were used to make a $125 million voluntary contribution to our pension plan. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35.2 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

We and our partner, PolyOne, own equally the Sunbelt joint venture. Oxy Vinyls (a joint venture between OxyChem and PolyOne) is required to purchase 250 thousand tons of chlorine based on a formula related to its market price. We market the excess chlorine and all of the caustic produced. The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017. The Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the Sunbelt Notes. The Sunbelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, our Sunbelt joint venture is required to repay approximately $12.2 million of the Sunbelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2003, our guarantee of the notes was approximately $85.3 million at September 30, 2004. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 30, 2002. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003, we recorded an after-tax charge of $25 million ($0.44 cents per share) for estimated closure costs related to our former operating facilities ($22.1 million, pretax), certain hazardous waste units at operating plant sites ($14.4 million, pretax), and our Indianapolis facility ($5.0 million, pretax) which was shutdown in the first quarter of 2003. The after-tax charge was recorded as the cumulative effect of an accounting change. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated. The ongoing annual incremental expense resulting from the adoption of SFAS No. 143 amounted to $1.2 million for the first nine months of 2004. At September 30, 2004, the change in fair value of the liability for asset retirements compared to the original value of the liability recorded at the date of adoption of SFAS No. 143 was immaterial.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of September 30, 2004, we maintained open positions on futures contracts totaling $10.0 million ($41.8 million at September 30, 2003). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $1.0 million ($4.2 million at September 30, 2003) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our existing debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of September 30, 2004, we had long-term borrowings of $315.2 million ($345.7 million at September 30, 2003) of which $0.2 million ($0.4 million at September 30, 2003) was issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into approximately $131.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. Assuming no changes in the $131.8 million of variable-rate debt levels from year-end 2003, we estimate that a hypothetical change of 100 basis points in the LIBOR interest rates from year-end 2003 would impact interest expense by $1.3 million on an annualized pretax basis.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (5.325% at September 30, 2004). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on December 15, 2004. We estimate that the rates will be between 5.0% and 6.0%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $34.7 million, of which $8.1 million was repaid on June 1, 2004. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed-rate debt of the newly refinanced bonds back to variable-rate debt through interest rate swaps. At September 30, 2004, the interest rates on the swaps of $21.1 million and $5.5 million were 1.42% and 1.56%, respectively.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of approximately $4.4 million and $4.8 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Our chief executive officer and chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. Based on this review, they have concluded that, as of that date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be disclosed on a timely basis in this report.

(b)	Changes in internal controls.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the three months ended September 30, 2004, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

We have used the words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “estimate,” “project,” and variations of such words and similar expressions in this quarterly report to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward looking-statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the S.E.C., including our Annual Report on Form 10-K for the year ended December 31, 2003, include, but are not limited to the following:

•	sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us such as automotive, electronics, coinage, telecommunications, ammunition, housing, vinyls and pulp and paper;

•	extraordinary events, such as additional terrorist attacks or war with one or more countries;

•	continued or additional economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	effects of competition, including the migration by United States customers to low-cost foreign locations;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes or the impact of changes in laws and regulations;

•	higher-than-expected raw material and utility or transportation and/or logistics costs;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards;

•	unexpected additional taxes and related interest as the result of pending income tax audits and unresolved income tax issues; and

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan.

You should consider all of our forward-looking statements in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II - Other Information

Item 1. Legal Proceedings.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c)

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2004	—	N/A	—
August 1-31, 2004	—	N/A	—
September 1-30, 2004	—	N/A	—
Total				154,076	(1)

(1)	On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through September 30, 2004, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) Not applicable.

(b) Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

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

Date: November 4, 2004

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer