Form 10-K/A
period 2003-12-31
OLIN CORP
filed 2005-03-08
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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
Annual Meeting of Shareholders

EXPLANATORY NOTE

We are filing this Form 10-K/A to amend our Form 10-K for the fiscal year ended December 31, 2003 (“2003 Form 10-K”) to include certain separate financial statements of Sunbelt Chlor Alkali Partnership (“Sunbelt”), an entity in which we own a 50% interest, as financial statement schedules beginning on page S-l. As a result, we are also revising our discussion under the heading “Item 9A. Controls and Procedures.” The inclusion of the additional Sunbelt financial information did not change any of the account balances on the consolidated balance sheets, statements of operations, statements of shareholders’ equity or statements of cash flows in the audited financial statements included in our original 2003 Form 10-K filing.

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

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. In connection with the original filing of our Form 10-K for the fiscal year ended December 31, 2003, our management did not test whether Sunbelt Chlor Alkali Partnership, an entity in which we have a 50% interest, was significant enough to Olin that applicable SEC rules would require inclusion of certain separate financial statements of Sunbelt in our 2003 Form 10-K. Since our management has discovered that Sunbelt met the applicable significance test, we have included certain additional Sunbelt financial information in this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2003. In the fourth quarter of 2004, our management implemented a procedure to test Sunbelt and each of our other non-consolidated affiliates for significance in connection with all future filings. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the absence of the procedure to test SunBelt and each of our other non-consolidated affiliates for significance. However, based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, the absence of such procedure is the only area in which our disclosure controls and procedures were not effective at the reasonable assurance level. The inclusion of the additional Sunbelt financial information in this Amendment No. 1 to Form 10-K did not change any of the account balances on the consolidated balance sheets, statements of operations, statements of shareholders’ equity or statements of cash flows in the audited financial statements included in our original Form 10-K filing.

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

PART IV

Item 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Consolidated Financial Statements

Consolidated financial statements of the registrant are included in Item 8 above.

2.	Financial Statement Schedules

Schedules containing separate financial statements of Sunbelt Chlor Alkali Partnership are set forth beginning on page S-1 immediately following the signature page hereto. Separate consolidated financial statements of our other 50% or less owned subsidiaries accounted for by the equity method are not summarized herein and have been omitted because, in the aggregate, they would not consititute a significant subsidiary.

Any schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the consolidated financial statements and notes thereto.

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

10	(a)	1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended through January 30, 2003—Exhibit 10(a) to Olin’s Form 10-K for 2002.*
	(b)	Employee Deferral Plan as amended and restated effective as of January 30, 2003—Exhibit 10(b) to Olin’s Form 10-K for 2002.*
	(c)	Olin Senior Executive Pension Plan amended as of July 27, 2000—Exhibit 10(d) to Olin’s Form 10-Q for the quarter ended September 30, 2000.*
	(d)(1)	Olin Supplemental Contributing Employee Ownership Plan as amended through October 31, 2003.
	(e)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
	(f)	Form of executive agreement between Olin and certain executive officers dated November 1, 2002—Exhibit 10(f) to Olin’s Form 10-K for 2002.*
	(g)	Olin 1991 Long Term Incentive Plan, as amended through January 30, 2003—Exhibit 10(g) to Olin’s Form 10-K for 2002.*
	(h)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended effective January 30, 2003—Exhibit 10(h) to Olin’s Form 10-K for 2002.*
	(i)	Olin Senior Management Incentive Compensation Plan, as amended through December 9, 1999—Exhibit A to Olin’s 2000 Proxy Statement dated March 14, 2000.*
	(j)	Description of Restricted Stock Unit Awards granted under the Olin 1991 Long Term Incentive Plan—Exhibit 10(bb) to Olin’s Form 10-K for 1995.*
	(k)	Description of Restricted Stock Unit Awards granted under the 2000 Long Term Incentive Plan—Exhibit 10(m) to Olin’s Form 10-K for 2001.*

	(l)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
	(m)	Olin Supplementary and Deferral Benefit Pension Plan restated as of February 8, 1999—Exhibit 10(s) to Olin’s Form l0-Q for the quarter ended March 31, 1999.*
	(n)	Olin Corporation 2000 Long Term Incentive Plan as amended through January 30, 2003—Exhibit 10(n) to Olin’s Form 10-K for 2002.*
	(o)	Olin Corporation 2003 Long Term Incentive Plan—Exhibit 10(o) to Olin’s Form 10-K for 2002.*
	(p)	2001 Performance Share Program—Exhibit 10(w) to Olin’s Form 10-Q for quarter ended March 31, 2001.*
	(q)	Chase Industries Inc. 1994 Long-Term Incentive Plan, as amended as of May 14, 1997 and First Amendment effective as of November 19, 1999—Exhibit 10.5 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.7 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
	(r)	Chase Industries Inc. 1997 Non-Employee Director Stock Option Plan, as amended May 26, 1998 and First Amendment effective as of November 19, 1999—Exhibit 10.6 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.9 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
	(s)	D. W. Griffin Letter Agreement dated January 31, 2003—Exhibit 10(t) to Olin’s Form 10-K for 2002.*
	(t)(1)	J. L. McIntosh Promissory Note dated October 2, 2003.
	(u)(1)	Form of Voluntary Employment Separation Agreement and Release with certain executive officers.
	(v)(1)	Letter Agreement with G. H. Pain dated January 29, 2004.
	(w)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999— Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
	(x)	Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated August 23, 1996—Exhibit 99.1 to Olin’s Form 8-K dated December 3, 2001.*
	(y)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.2 to Olin’s Form 8-K dated December 3, 2001.*
	(z)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.3 to Olin’s Form 8-K dated December 3, 2001.*
	(aa)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated April 30, 1998—Exhibit 99.4 to Olin’s Form 8-K dated December 3, 2001.*
	(bb)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated January 1, 2003—Exhibit 10(aa) to Olin’s Form 10-K for 2002.*
	(cc)	Note Purchase Agreement dated December 22, 1997 between the Sunbelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(dd)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(ee)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
	(ff)	Voting Agreement between Olin and Court Square Capital Limited dated as of May 7, 2002 and Amendment dated November 5, 2002—Exhibit 2.2 to Olin’s Form 8-K dated May 9, 2002 and Exhibit 99(b) to Olin’s Amendment No. 1 to Form S-3 Registration Statement No. 333-101029 filed on December 20, 2002, respectively.*
11		Computation of Per Share Earnings (included in the Note—“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8.)
12(1)		Computation of Ratio of Earnings to Fixed Charges (unaudited).
21(1)		List of Subsidiaries.
23.1		Consent of KPMG LLP.
23.2		Consent of Ernst & Young.
31.1		Section 302 Certification Statement of Chief Executive Officer.
31.2		Section 302 Certification Statement of Chief Financial Officer.
32		Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.

(1)	Filed with original Form 10-K for 2003.

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

Date: March 8, 2005

OLIN CORPORATION

By	/S/ JOSEPH D. RUPP
Joseph D. Rupp President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOSEPH D. RUPP Joseph D. Rupp	President and Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2005

/S/ DONALD W. GRIFFIN Donald W. Griffin	Director	March 8, 2005

/S/ JAMES G. HASCALL James G. Hascall	Director	March 8, 2005

/S/ WILLIAM W. HIGGINS William W. Higgins	Director	March 8, 2005

/S/ VIRGINIA A. KAMSKY Virginia A. Kamsky	Director	March 8, 2005

/S/ RANDALL W. LARRIMORE Randall W. Larrimore	Director and Chairman of the Board	March 8, 2005

/S/ RICHARD M. ROMPALA Richard M. Rompala	Director	March 8, 2005

/S/ PHILIP J. SCHULZ Philip J. Schulz	Director	March 8, 2005

/S/ ANTHONY W. RUGGIERO Anthony W. Ruggiero	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 8, 2005

/S/ JOHN E. FISCHER John E. Fischer	Vice President, Finance and Controller (Principal Accounting Officer)	March 8, 2005

AUDITED FINANCIAL STATEMENTS

SunBelt Chlor Alkali Partnership

December 31, 2003

SunBelt Chlor Alkali Partnership

Audited Financial Statements

Years ended December 31, 2003 and 2002

Ernst & Young LLP	Phone: (216) 861 5000
Suite 1300	www.ey.com
925 Euclid Avenue
Cleveland, Ohio 44115-1405

Report of Independent Registered Public Accounting Firm

Partners

SunBelt Chlor Alkali Partnership

We have audited the accompanying balance sheets of SunBelt Chlor Alkali Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners’ deficit, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SunBelt Chlor Alkali Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

February 11, 2005

A Member Practice of Ernst & Young Global

SunBelt Chlor Alkali Partnership

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash	$11,600	$—
Receivable from Oxy Vinyls, LP	3,427,331	4,904,405
Receivables from partners	6,388,811	6,232,110
Inventories	2,482,776	2,806,615
Prepaids and other current assets	959,720	251,822

Total current assets	13,270,238	14,194,952
Property, plant and equipment, net	134,187,252	134,113,313
Deferred financing costs, net	1,122,069	1,202,218

Total assets	$148,579,559	$149,510,483

Liabilities and partners’ deficit
Current liabilities:
Amounts payable to partners	$6,557,559	$6,244,177
Current portion of long-term debt	12,187,500	12,187,500

Total current liabilities	18,745,059	18,431,677
Long-term debt	158,437,500	170,625,000
Partners’ deficit	(28,603,000)	(39,546,194)

Total liabilities and partners’ deficit	$148,579,559	$149,510,483

See notes to financial statements.

SunBelt Chlor Alkali Partnership

Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues	$97,021,661	$65,158,183	$66,054,079
Operating costs and expenses:
Cost of sales	41,699,987	38,945,085	39,272,991
Depreciation and amortization	13,632,976	13,426,621	13,637,663
Administrative and general	9,744,589	9,688,129	9,995,101

	65,077,552	62,059,835	62,905,755

Operating income	31,944,109	3,098,348	3,148,324
Other loss – settlement of claims	—	—	(798,000)
Interest expense	(13,217,344)	(14,098,500)	(14,098,500)
Interest income	69,215	—	—

Net income (loss)	$18,795,980	$(11,000,152)	$(11,748,176)

See notes to financial statements.

SunBelt Chlor Alkali Partnership

Statements of Partners’ Deficit

For the Years Ended December 31, 2003, 2002 and 2001

	Partners		Total
	Olin SunBelt Inc.	1997 Chlor Alkali Venture, Inc.
Balance at December 31, 2000	$(13,956,981)	$(13,956,981)	$(27,913,962)
Cash contributions by partners	31,929,809	31,929,809	63,859,618
Cash distributions to partners	(33,221,347)	(33,221,347)	(66,442,694)
Net loss	(5,874,088)	(5,874,088)	(11,748,176)

Balance at December 31, 2001	(21,122,607)	(21,122,607)	(42,245,214)
Cash contributions by partners	38,682,831	38,682,831	77,365,662
Cash distributions to partners	(31,833,245)	(31,833,245)	(63,666,490)
Net loss	(5,500,076)	(5,500,076)	(11,000,152)

Balance at December 31, 2002	(19,773,097)	(19,773,097)	(39,546,194)
Cash contributions by partners	10,883,627	14,069,753	24,953,380
Asset contributions by partner	3,186,126	—	3,186,126
Cash distributions to partners	(17,996,146)	(17,996,146)	(35,992,292)
Net income	9,397,990	9,397,990	18,795,980

Balance at December 31, 2003	$(14,301,500)	$(14,301,500)	$(28,603,000)

See notes to financial statements.

SunBelt Chlor Alkali Partnership

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Operating activities
Net income (loss)	$18,795,980	$(11,000,152)	$(11,748,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,552,828	13,346,472	13,557,515
Amortization	80,148	80,148	80,148
Loss on disposal of assets	134,897	520,924	277,771
Changes in assets and liabilities:
Receivable from Oxy Vinyls, LP	1,477,074	(4,360,275)	3,181,606
Receivables from partners	(156,701)	3,143,046	(2,447,297)
Inventories	323,839	(225,287)	89,410
Amounts payable to partners	313,383	(272,559)	1,824,191
Prepaid expenses and other current assets	(707,898)	(42,198)	(4,324)

Net cash provided by operating activities	33,813,550	1,190,119	4,810,844

Investing activities
Purchases of property, plant, and equipment	(10,575,538)	(2,764,252)	(2,227,523)
Proceeds on sale of property, plant, and equipment	—	62,146	—

Net cash used by investing activities	(10,575,538)	(2,702,106)	(2,227,523)

Financing activities
Cash contributions by partners	24,953,380	77,365,662	63,859,618
Cash distributions to partners	(35,992,292)	(63,666,490)	(66,442,694)
Principal payments on long-term debt	(12,187,500)	(12,187,500)	—

Net cash (used) provided by financing activities	(23,226,412)	1,511,672	(2,583,076)

Net increase (decrease) in cash	11,600	(315)	245
Cash at beginning of year	—	315	70

Cash at end of year	$11,600	—	$315

See notes to financial statements.

SunBelt Chlor Alkali Partnership

Notes to Financial Statements

December 31, 2003 and 2002

1. Organization

SunBelt Chlor Alkali Partnership (the Partnership) was formed on August 23, 1996 under a Partnership Agreement, between 1997 Chlor Alkali Venture, Inc. and Olin SunBelt Inc. (the Partners). 1997 Chlor Alkali Venture, Inc. is a wholly-owned subsidiary of PolyOne Corporation (formerly The Geon Company) and Olin SunBelt Inc. is a wholly-owned subsidiary of the Olin Corporation. Each of the Partners has a 50% interest in the Partnership. The Agreement provides that the capital investment of the Partners will be maintained and the Partnership’s income or loss will be allocated to the Partners based on their ownership interest percentages.

The Partnership was formed for the purpose of construction and operation of a Chlor- Alkali facility. The facility, which is located in Mclntosh, Alabama produces chlorine, caustic soda and hydrogen.

2. Significant Accounting Policies

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment and Depreciation

Property, plant and equipment are carried at cost. Major renewals and betterments are capitalized. Maintenance and repair expenditures which do not improve or extend the life of the respective assets are expensed as incurred. Depreciation for all plant and equipment is computed using the straight-line method over their estimated useful lives. The ranges of estimated useful lives are as follows:

Land improvements	20 years
Buildings	20 years
Machinery and equipment	15-20 years

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

2. Significant Accounting Policies (continued)

Long-lived assets are assessed for impairment when operating profits for the related business or a significant change in the use of an asset indicate that their carrying value may not be recoverable.

Deferred Financing Costs

The costs incurred by the Partnership in obtaining its long-term debt have been capitalized and are being amortized over the term of the debt using the effective interest method.

Financial Instruments

The carrying amount of long-term debt approximates its fair value. The fair value of the debt is estimated based on the present value of the underlying cash flow discounted at the Partnership’s estimated borrowing rate.

Revenue Recognition

The Partnership recognizes revenues at the point of passage of title which is based on shipping terms.

Shipping and Handling Costs

Shipping and handling costs are reflected in costs of sales.

Income Taxes

No provision is made for income taxes as the Partnership’s results of operations are includable in the tax returns of the Partners.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

2. Significant Accounting Policies (continued)

Risks and Uncertainties

Since the Partnership’s major products are commodities, significant changes in the prices of chemical products could have a significant impact on the results of operations for any particular period. The Partnership had one major chlorine customer, OxyVinyls LP, during the periods presented, which accounted for 53.7%, 47.3% and 14.0% of total sales for the years ended December 31, 2003, 2002 and 2001, respectively.

3. Inventories

Inventories are comprised as follows:

	December 31
	2003	2002
Finished goods	$738,369	$831,439
Parts	1,744,407	1,975,176

	$2,482,776	$2,806,615

4. Property, Plant, and Equipment

Property, plant, and equipment is comprised as follows:

	December 31
	2003	2002
Land and land improvements	$4,862,826	$4,862,826
Building	3,242,600	3,238,768
Machinery and equipment	197,859,987	188,183,131
Construction in process	3,728,585	1,214,610

	209,693,998	197,499,335
Less allowance for depreciation	75,506,746	63,386,022

	$134,187,252	$134,113,313

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

5. Transactions with Affiliates

The Partnership has various management service agreements, dated August 23, 1996, with the Olin Corporation. These agreements, which include compensation for managing the facility, an asset utilization fee, a fleet fee and a distribution fee, have terms from five to ten years with five year price adjustment renewals. Charges for these services were approximately $6,813,237, $6,423,396 and $6,274,730 for 2003, 2002 and 2001, respectively and have been included within administrative and general expenses in the statement of operations. The Partnership also received contributions from its partners totaling $28,139,506, $77,365,662 and $63,859,618 in 2003, 2002 and 2001, respectively, which were used for working capital purposes and to pay for costs incurred in constructing the production facility. The Partnership made distributions to its partners totaling $35,992,292, $63,666,490 and $66,442,694 in 2003, 2002 and 2001, respectively.

In accordance with the Partnership Operating Agreement, the majority of chlorine produced by the Partnership is sold to Oxy Vinyls LP, which is 24% owned by PolyOne Corporation. The remaining chlorine and all of the caustic soda produced by the Partnership is marketed and distributed by the Olin Corporation.

6. Long-Term Debt

On December 23, 1997, the Partnership borrowed $195,000,000 in a private placement of debt. The debt is secured by the property, plant, equipment and inventory of the Partnership. The term of the loan is 20 years at an interest rate of 7.23%. The first principal payment of $12,187,500 was paid on December 22, 2002, with equal annual payments due through December 22, 2017. Interest payments are payable semi-annually in arrears on each June 22 and December 22. Interest payments totaled $13,217,344 in 2003 and $14,098,500 in 2002 and 2001. The debt is guaranteed by the Partners.

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

7. Leases

The Partnership has operating leases for certain property, machinery and equipment. At December 31, 2003, future minimum lease payments under non-cancelable operating leases are as follows:

2004	$588,220
2005	588,220
2006	588,220
2007	588,220
2008	305,280
Thereafter	251,460

Total minimum future lease payments	$2,909,620

Rent expense was approximately $557,620 for the year ended December 31, 2003 and $114,300 for the years ended December 31, 2002 and 2001.

8. Commitments and Contingencies

The Partnership is subject to legal proceedings and claims that arise in the ordinary course of its business. Management evaluates each claim and provides for any potential loss when the claim is probable to be paid and reasonably estimable. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial condition, results of operations or cash flows of the Partnership.