Form 10-K
period 2004-12-31
OLIN CORP
filed 2005-03-09
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-1070

OLIN CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	13-1872319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
190 Carondelet Plaza, Suite 1530, Clayton, MO (Address of principal executive offices)	63105-3443 (Zip code)

Registrant’s telephone number, including area code: (314) 480-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1 per share	New York Stock Exchange Chicago Stock Exchange Pacific Exchange, Inc.

Series A Participating Cumulative Preferred Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange Pacific Exchange, Inc.

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

As of June 30, 2004, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of registrant’s common stock, par value $1 per share held by non-affiliates of registrant was approximately $1,221,529,800.

As of February 28, 2005, 70,930,731 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s 2005 Annual Meeting of Shareholders	Part II, Part III

PART I

Item 1. BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a manufacturer concentrated in three business segments: Chlor Alkali Products, Metals and Winchester®. Chlor Alkali Products manufactures and sells chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 22% of 2004 sales. Metals products, which represent 62% of 2004 sales, include copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts and stainless steel and aluminum strip. Winchester products, which represent 16% of 2004 sales, include sporting ammunition, canister powder, reloading components, small caliber military ammunition and industrial cartridges. See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNANCE

We maintain an Internet website at http://www.olin.com. Our reports on Form 10-K, Form 10-Q, and Form 8-K, as well as amendments to those reports, are available free of charge on our website, as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (SEC). Our Principles of Corporate Governance, Committee Charters and Code of Business Conduct are available in the Corporate Governance section of the Investor section of our website at www.olin.com.

In May 2004, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by Olin. Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the U.S. chlor alkali market. Chlorine and caustic soda are co-produced commercially primarily by the electrolysis of salt. These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The industry refers to this as an Electrochemical Unit or ECU. With a demonstrated capacity as of the end of 2004 of 1.22 million ECUs per year, including 50% of the production from our partnership with PolyOne Corporation, which we refer to as our Sunbelt joint venture, we are the fourth largest chlor alkali producer in the United States, according to data from Chemical Market Associates, Inc. (CMAI). CMAI is a global petrochemical, plastics and fibers consulting firm established in 1979. According to CMAI data, we are the largest producer measured by production volume of chlorine and caustic soda in the eastern United States, with facilities located in McIntosh, AL, Charleston, TN, Augusta, GA, and Niagara Falls, NY. Since transportation costs can be a significant part of the final cost of the product to the customer, our close proximity to our caustic customers is an advantage. Approximately two-thirds of our caustic soda production is high purity membrane and rayon grade, which according to CMAI data, normally commands a premium selling price in the market.

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

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added. Because chlorine and caustic are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product. Prices for both products respond rapidly to changes in supply and demand. Our prices reached a low point in the second quarter of 2002 at approximately $200 per ECU and then increased through the third quarter of 2003. In the fourth quarter of 2003, our prices began to decrease. Prices remained flat through the first half of 2004 and increased throughout the third and fourth quarters, with the fourth quarter of 2004 price of approximately $410 per ECU.

Electricity and salt are the major purchased raw materials for our Chlor Alkali Products segment. Raw materials represent approximately 50% of the total cost of producing an ECU. Electricity is the single largest raw material component in the production of chlor alkali products. During 2004, we experienced an increase in the cost of electricity due to increased demand caused by higher levels of economic activity and higher energy cost. We are supplied by utilities that primarily utilize coal, hydroelectric and nuclear power and have relatively minor exposure to natural gas. The majority of the salt used in our Chlor Alkali Products segment is produced from internal resources but we do purchase salt in the merchant market. The commodity nature of this industry places an added emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry. In addition, as market demand grows in the future, we believe the design of the Sunbelt joint venture plant will enable us to expand capacity cost-effectively.

We also manufacture and sell a small volume of chlor alkali-related products and we recently invested in capacity and product upgrades in these areas. These products include chemically processed salt, hydrochloric acid, sodium hypochlorite, hydrogen, and potassium hydroxide. We also sell sodium hydrosulfite to paper, textile and clay bleaching customers.

The following table lists products of our Chlor Alkali Products business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, manufacture of vinyl chloride, bleach, swimming pool chemicals & urethane chemicals	Augusta, GA Charleston, TN McIntosh, AL Niagara Falls, NY	salt, electricity

Sodium hydrosulfite	Paper, textile & clay bleaching	Augusta, GA Charleston, TN Salto, Brazil	caustic soda, sulfur dioxide

Sodium hypochlorite	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Charleston, TN McIntosh, AL Niagara Falls, NY	chlorine, caustic soda

Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water and wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore and mineral processing	Augusta, GA Charleston, TN Niagara Falls, NY	chlorine, hydrogen

Potassium hydroxide	Fertilizer manufacturing, soaps, detergents and cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	potassium chloride, electricity

Strategies

Continued Role as a Preferred Supplier to Merchant Market Customers.    Based on our market research, we believe our Chlor Alkali Products business is viewed as a preferred supplier by our merchant market customers. We will continue to focus on providing quality customer service support and developing relationships with our valued customers.

Pursue Incremental Expansion Opportunities.    We have invested in capacity and product upgrades in our chemically processed salt, hydrochloric acid, sodium hypochlorite, potassium hydroxide and hydrogen businesses. These expansions increase our captive use of chlorine while increasing the sales of these co-products. These niche businesses provide opportunities to upgrade chlorine and caustic to higher value-added applications. We also have the opportunity, when business conditions permit, to pursue incremental expansion through our Sunbelt joint venture.

Metals

Products and Services

We have been in the Metals business for approximately 88 years. Based on Copper Development Association Inc. (CDA) data, we are a leading manufacturer of copper and copper alloy sheet, strip, plate, foil and brass rod in the United States. CDA acts as the central authoritative source of data and information pertaining to the U.S. copper and brass industry. While primarily processing copper and copper alloys, we also reroll and form other metals, such as aluminum and stainless steel. We believe we hold leading positions for premium priced, high performance alloys in the United States. We supply high performance alloys to non-U.S. customers through exports, technology licensing, joint ventures and local distribution. Participants in the copper and copper alloy sheet and strip industry include integrated mills, reroll mills and distributors, with many participants engaging in multiple roles. We believe that we are the largest U.S. participant in each of these categories. We believe that our status as the largest U.S. participant affords us a favorable industry position. We also believe we are one of the lowest cost producers, a quality and service leader and a specialty product innovator.

All of our copper and copper alloy sheet and strip mills are both QS 9000 and ISO 9000 certified. QS 9000 is an international automotive standard that was developed by General Motors, Ford Motor Company and Chrysler to harmonize the fundamental supplier quality systems as an assessment tool, and is based upon ISO 9000 standards. All sheet and strip locations are ISO certified. In September 2002, we completed our acquisition of Chase Industries Inc., which we refer to as Chase. Chase is a leading manufacturer and supplier of free-machining brass rod in the U.S. and Canada and is ISO 9002 certified.

We maintain many advantages over our competition through our patent-protected technologies. We believe our high performance alloys provide superior strength, conductivity and formability to customers in the automotive, electrical, electronic and telecommunications industries. We currently hold 31 U.S. patents associated with high performance alloys and 49 other U.S. patents related to various proprietary processing and technical capabilities, many of which are also registered in foreign jurisdictions. To further our global presence, we have established a joint venture with Yamaha Corporation in Japan to produce high performance alloys, formed a technical alliance with Wieland-Werke A.G. of Germany under which we jointly develop new high performance alloys and participate in an alloy licensing arrangement and formed a joint venture in 2002 with Luoyang Copper (Group) Ltd. in China to jointly construct and operate a metals service center to supply the growing Chinese demand, which became operational in the first quarter of 2004. These relationships provide us with greater global reach and enable us to provide high performance alloys in Asia and Europe.

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

Historically, demand for copper and copper alloy sheet and strip and rod has exhibited growth consistent with the growth in the U.S. gross domestic product. In the late 1990’s and in 2000, demand expanded at a rapid pace principally due to the strength of the U.S. economy. From 1997 to 2000, sheet and strip demand grew at an annualized growth rate of approximately 8%. In 2001 through 2003, demand was lower primarily because of the economic downturn. Demand in 2004 improved over the 2001 through 2003 period, but remained below the levels experienced in the late 1990’s and 2000.

The following table lists products and services of our Metals business, with principal products on the basis of annual sales highlighted in bold face.

Products and Services	Major End Uses	Plants & Facilities*	Major Raw Materials & Components for Products/Services
Copper & copper alloy sheet & strip (standard & high performance)	Electronic connectors, lead frames, electrical components, communications, automotive, builders’ hardware, coinage, ammunition	Bryan, OH East Alton, IL Seymour, CT Waterbury, CT (two locations) Iwata, Japan (Yamaha-Olin Metal Corporation)	copper, zinc & other nonferrous metals

Network of metals service centers	Electronic connectors, electrical components, communications, automotive, builders’ hardware, household products	Allentown, PA Alliance, OH Caguas, PR Carol Stream, IL Suwanee, GA Warwick, RI Watertown, CT Yorba Linda, CA Guangzhou, China Queretaro, Mexico	copper & copper alloy sheet, strip, rod, tube & steel & aluminum strip

Posit-bond® clad metal	Coinage strip & blanks	East Alton, IL	cupronickel, copper & aluminum

Rolled copper foil, Copperbond® foil, stainless steel strip	Printed circuit boards, electrical & electronic, automotive	Waterbury, CT	copper & copper alloy sheet, strip and foil and stainless steel strip

Copper alloy welded tube	Utility condensers, industrial heat exchangers, refrigeration & air conditioning, builders’ hardware, automotive	Cuba, MO	copper alloy strip

Fabricated products	Builders’ hardware, plumbing, automotive and ammunition components	East Alton, IL	copper and copper alloy, and stainless steel strip

Shaped brass rod	Plumbing, consumer durable goods, industrial machinery and equipment, and electrical and electronic parts	Montpelier, OH Los Angeles, CA (distribution center)	brass scrap
*	If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated.

Strategies

Continue Profitable Growth Globally.    Our goal is to be a leading worldwide supplier of specialty copper-based products and related engineered materials. We intend to achieve this goal by building our high performance alloys business on a global basis. In 2004, we took a number of steps to continue to grow our global presence including the start-up of our joint venture service center in Guangzhou, China, the development of new business opportunities in Europe and the acquisition of the aluminum strip distribution assets of Metal Foils LLC in the United States.

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

Increase Cost Efficiencies.    We plan to continue to focus on achieving economies of scale, improved manufacturing processes and innovation in pursuit of cost reductions. We strive for profit improvements primarily through yield improvements, increased equipment utilization and capacity enhancements.

Continue Our Quality Leadership.    We maintain ISO 9000, QS 9000, and ISO 14001 certifications. For example, our East Alton, IL mill carries the distinctive certifications of ISO 9001, due to its extensive design work, and ISO 14001, a prominent environmental standard. We believe that these certifications demonstrate a quality advantage not possessed by our key U.S. competitors. We also continue to maintain preferred supplier positions with some of the largest or most respected companies in segments where quality is essential, such as automotive and electronics.

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

Winchester

Products and Services

Winchester is in its 138th year of operation and its 74th year as part of Olin. Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers, law enforcement agencies and domestic and international militaries. We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Our legendary Winchester product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, canister powder, reloading components and industrial cartridges. We believe we are the leading U.S. supplier of small caliber commercial ammunition.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors. Winchester has built its business with key high volume mass merchants and specialty sporting goods retailers. We have consistently developed industry-leading ammunition, and for nine of the last thirteen years, Winchester was recognized with the “Ammunition of the Year” award from the Shooting Industry Academy of Excellence for its technological and design leadership.

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

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/ Services
Winchester® sporting ammunition (shot-shells, small caliber centerfire & rimfire ammunition)	Hunters & recreational shooters, law enforcement agencies	East Alton, IL Oxford, MS (expected to become operational in 2nd quarter 2005) Geelong, Australia	brass, lead, steel, plastic, propellant, explosives

Small caliber military ammunition	Infantry and mounted weapons	East Alton, IL	brass, lead, propellant, explosives

Industrial products (8 gauge loads & powder-actuated tool loads)	Maintenance applications in power & concrete industries, powder-actuated tools in construction industry	East Alton, IL Geelong, Australia	brass, lead, plastic, propellant, explosives

Strategies

Leverage Existing Strengths.    Winchester plans to focus on seeking new opportunities to leverage the legendary Winchester brand name and will continue to offer a full line of ammunition products to the markets we serve, with specific focus on investments that lower our costs and that make Winchester ammunition the retail brand of choice.

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

Yamaha-Olin Metal Corporation, of which we are a 50% owner, manufactures high-performance copper alloys in Japan for sale to the electronics industry throughout the Far East. Our subsidiary, Olin Australia Limited, loads and packs sporting and industrial ammunition in Australia. We entered into an agreement with Luoyang Copper (Group) Ltd. to jointly construct and operate a metals service center in Guangzhou, China, which became operational in the first quarter of 2004. See the Note “Segment Information” of the Notes to Consolidated Financial Statements in Item 8, for geographic segment data. We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

During 2004, no single customer accounted for more than 5% of consolidated sales. Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 8% of consolidated sales in 2004. Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales. We sell some of our products, such as sporting ammunition and brass, to a large number of users or distributors, while we sell others, such as chlorine and caustic soda, in substantial quantities to a relatively small number of industrial users. We discuss the customers for each of our three businesses in more detail above under “Products and Services.”

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

EMPLOYEES

As of December 31, 2004, we had approximately 5,800 employees, with approximately 5,700 working in the United States and approximately 100 working in foreign countries. Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes. Although some labor contracts extend for as long as five years, others are for shorter periods.

A description of the labor contracts that are due to expire in the near future are listed below:

Location	Number of Employees	Expiration Date
New Haven, CT (Metals)	60	November 2005
East Alton, IL (Metals & Winchester)	3,035	December 2005/February 2006
Alliance, OH (Metals)	30	January 2006

In January 2001, employees at our East Alton, IL facility, represented by the International Association of Machinists and Aerospace Workers (along with those represented by four other unions which had approved a contract in December 2000), agreed to a five-year labor contract, ending a strike that began on December 4, 2000. While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude these labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were approximately $4 million in 2004 and $5 million in each of 2003 and 2002.

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

RAW MATERIALS AND ENERGY

We purchase the major portion of our raw material requirements. The principal basic raw materials for our production of chlor alkali products are salt, electricity, sulfur dioxide, chlorine and hydrogen. The majority of the salt used in our Chlor Alkali Products segment is produced from internal resources. Copper, zinc, various other nonferrous metals and brass scrap are required for the Metals business. Lead, brass and propellant are the principal raw materials used in the Winchester business. We typically purchase our electricity, salt, sulfur dioxide and propellants pursuant to multiyear contracts. In the manufacture of ammunition, we use a substantial percentage of our own output of cartridge brass. We provide additional information with respect to specific raw materials in the tables above under “Products and Services.”

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

The business of most of our customers, particularly our vinyl, urethanes, pulp and paper, automotive, coinage, electrical connectors, telecommunications and housing customers, are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in some cases, lower average selling prices. Therefore, any significant downturn in our customers’ businesses or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations or financial condition. As a result of the depressed economic conditions beginning in the fourth quarter of 2000 and continuing through the first half of 2002, our vinyls, urethanes and pulp and paper customers had lower demand for our chlor alkali products. During the period 2000-2003, demand for Chlor Alkali products was low enough to lead to plant shutdowns within our industry and about 12% of capacity was removed from North American production. When demand improved in early 2004, the operating rates quickly increased to the mid to high 90% range, resulting in a tight supply/demand balance which has resulted in increasing pricing. We believe no new significant capacity is anticipated to come on stream until late 2006 or early 2007, and as a result, we believe supply/demand is expected to remain relatively tight and pricing is expected to remain above historical levels. Our coinage, electronic and telecommunications customers had lower demand for our Metals products beginning in the fourth quarter of 2000 and continuing through 2003. Lower demand in our Metals segment adversely affected our business and results of operations in 2001, 2002, and 2003, compared to 2000 and lower demand in our Chlor Alkali Products segment adversely affected our business and results of operations in 2001 and 2002, compared to 2000. The rod industry has been negatively affected by continued reductions in capital spending in the industrial machinery segment and reduced demand for building and household products as a result of declines in commercial construction. In 2004, Metals demand from most major market segments increased compared to 2003 due to the general improvement in the economy.

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

Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly declines in the ECU netback (gross price less freight and discounts) for chlorine and caustic.

Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical, metals and ammunition industries. We experience cycles of fluctuating supply and demand in each of our business segments, particularly in Chlor Alkali Products which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. The industry build cycle, and its impact on industry pricing, has been most pronounced in our Chlor Alkali Products segment. For example, in 1995 and 1996, the chlor alkali industry was very profitable due to a tight supply/demand balance, which resulted in both higher operating rates and higher ECU prices. Higher profits led to reinvestment to expand capacity. This new capacity became operational in 1998 and 1999, resulting in industry over-capacity. This imbalance was exacerbated by falling demand as a result of the Asian financial crisis. The supply/demand imbalance resulted in both lower operating rates and lower ECU prices, and in 1999, many chlor alkali producers had operating losses. The supply/demand balance improved due to improved economic conditions in 2000 compared to 1999, and ECU prices increased in 2000 compared to 1999. As the U.S. and world economies deteriorated in 2001 and through the first half of 2002, the chlor alkali industry again experienced a period of oversupply because of lower industry demand for both chlorine and caustic. During the 2000-2003 timeframe about 12% of North American production was shut down which caused operating rates to improve without much improvement in demand. In late 2003 and early 2004, chlorine demand began to strengthen and operating rates increased to the mid to high 90% range. Caustic demand began to strengthen by mid year 2004 and both products have been tight since that time. This has resulted in numerous price increase initiatives over the last several months. We believe that with supply and demand in balance, and no new capacity anticipated to be available in the next couple of years, 2005/2006 may be the next cycle peak for the Chlor Alkali Industry. Another factor impacting demand for chlorine and caustic soda is the price of natural gas. Higher natural gas prices, which through 2004 have exceeded $5 per million British thermal units, increase our customers’ manufacturing costs, and depending on the crude oil to gas ratio, could make them less competitive in world markets and, therefore, may result in reduced demand for our products.

Price in the chlor alkali industry is a major supplier selection criterion. We have little or no ability to influence prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 change in our ECU netback causes an approximate $11 million increase or decrease in our revenues and pretax profit when we are operating at full capacity. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and by controlling selling and administration expenses, we cannot assure you that these efforts will be sufficient to offset fully the effect of changes in pricing on operating results.

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

Indebtedness—Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete, which could prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2004, we had approximately $313 million of indebtedness outstanding, including $12 million representing the fair value related to $132 million of interest rate swaps in effect at December 31, 2004 and excluding our guarantee of $79 million of indebtedness of our Sunbelt joint venture. This does not include our $160 million senior credit facility on which we had $113 million available on that date because we issued $47 million of letters of credit. As of December 31, 2004, our indebtedness represented 47% of our total capitalization.

Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete, which in turn could prevent us from fulfilling our obligations under our indebtedness. Despite our level of indebtedness, our senior credit facility and our existing indentures permit us to borrow additional money. If we borrow more money, the risks related to our indebtedness could be increased significantly.

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

At December 31, 2004, we had interest rate swaps of $132 million, which convert our fixed rate debt to a variable rate. As a result, approximately 44% of our indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, our costs relative to those obligations would also rise.

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

The nature of our operations and products, including the raw materials we handle, exposes us to the risk of liabilities or claims with respect to environmental matters. We have incurred, and expect to incur, significant costs and capital expenditures in complying with environmental laws and regulations.

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

Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes. Although some labor contracts extend for as long as five years, others are for shorter periods. A description of the labor contracts that are due to expire in the near future are listed below:

Location	Number of Employees	Expiration Date
New Haven, CT (Metals)	60	November 2005
East Alton, IL (Metals & Winchester)	3,035	December 2005/February 2006
Alliance, OH (Metals)	30	January 2006

In January 2001, employees at our East Alton, IL facility, represented by the International Association of Machinists and Aerospace Workers (along with those represented by four other unions which had approved a contract in December 2000), agreed to a five-year labor contract, ending a strike that began on December 4, 2000. While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude future labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

Tax Audits—We are currently subject to ongoing tax audits, which may result in additional tax payments.

We are currently subject to ongoing audits by the Internal Revenue Service (IRS) in connection with our Federal tax returns for the years 2001 and 2002 and have closed all tax years through 2000. However, we are currently contesting various issues before the Appeals Division of the IRS with respect to the years 1996 through 2000. Depending on the outcome of these audits, we may be required to pay additional taxes, and any additional taxes and related interest could be substantial. We have reserved amounts which we believe will be sufficient for any adverse outcome. The timing of any such payments is uncertain.

Pension Plans—Declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan may result in higher pension costs and the need to fund the pension plan in future years in material amounts.

Under Statement of Financial Accounting Standards (SFAS) No. 87, we recorded non-cash after-tax charges of $20 million ($32 million pretax) and $24 million ($39 million pretax) to Shareholders’ Equity as of December 31, 2003 and December 31, 2004, respectively. These charges reflect an accumulated benefit obligation in excess of the year-end market value of assets of our pension plan. In 2003 and 2004, the decline in interest rates more than offset increases in the value of the plan’s assets, which necessitated the recording of these after-tax charges to shareholders’ equity. These are non-cash charges and do not affect our ability to borrow under our revolving credit agreement.

Security and Chemicals Transportation—New regulations on the transportation of hazardous chemicals and/or the security of chemical manufacturing facilities and public policy changes related to transportation safety could result in significantly higher operating costs.

The chemical industry, including the chlor alkali industry, has proactively responded to the issues surrounding the events of September 11, 2001 by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, government at the local, state and federal levels has begun the regulatory process which could lead to new regulations that would impact the security of chemical plant locations and the transportation of hazardous chemicals. Our Chlor Alkali business could be adversely impacted because of an incident at one of our facilities or an incident while transporting product or the cost of complying with new regulations. The extent of the impact would depend on the consequences of an incident and the nature and direction of future regulations, which are unknown at this time.

Litigation and Claims—We are subject to litigation and other claims, which could cause us to incur significant expenses.

We are a defendant in a number of pending legal proceedings relating to our present and former operations. These include proceedings alleging injurious exposure of plaintiffs to various chemicals and other substances (including proceedings based on alleged exposures to asbestos and perchlorate). Frequently, such proceedings involve claims made by numerous plaintiffs against many defendants. We believe we have valid defenses to these proceedings and are defending them vigorously. However, because of the inherent uncertainties of litigation, we are unable to predict the outcome of these proceedings and therefore cannot determine whether the financial impact, if any, will be material to our financial position or results of operations.

Changes in Laws and Regulations—We are subject to a variety of existing laws and regulations that affect our business.

We are unable to determine what effect, if any, the impact of changes in existing or new laws and regulations and the associated compliance costs may have on our operating results.

Item 2. PROPERTIES

We have manufacturing sites at 21 separate locations in 12 states and Puerto Rico and three manufacturing sites, and two metal service centers in five foreign countries, including the Yamaha-Olin Metal Corporation joint venture facility. The metals service center in China became operational in the first quarter of 2004. Most manufacturing sites are owned although a number of small sites are leased. We listed the locations at or from which our products and services are manufactured, distributed or marketed in the tables set forth under the caption “Products and Services.”

We lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments throughout the world.

Item 3. LEGAL PROCEEDINGS

(a) We completed the work of covering certain former waste ponds in 2003 in connection with remediation of mercury contamination at the site of our former mercury cell chlor alkali plant in Saltville, VA, and have now completed all remediation work required to date.

In mid-2003, the Trustees for natural resources in the North Fork Holston River, the Main Stem Holston River, and associated floodplains, located in Smyth and Washington Counties in Virginia, and in Sullivan and Hawkins Counties in Tennessee notified us of, and invited our participation in, an assessment of alleged injuries to natural resources resulting from the release of mercury. The Trustees also notified us that they have made a preliminary determination that we are potentially liable for natural resource damages in said rivers and floodplains. We have agreed to participate in the assessment. In light of the early stage, and inherent uncertainties, of the assessment, we cannot at this time determine whether the financial impact, if any, of this matter will be material to our financial position or results of operations. See “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(b) As part of the continuing environmental investigation by federal, state and local governments of waste disposal sites, we have entered into a number of settlement agreements requiring us to participate in the investigation and cleanup of a number of sites. Under the terms of such settlements and related agreements, we may be required to manage or perform one or more elements of a site cleanup, or to manage the entire remediation activity for a number of parties, and subsequently seek recovery of some or all of such costs from other Potentially Responsible Parties (PRPs). In many cases, we do not know the ultimate costs of our settlement obligations at the time of entering into particular settlement agreements, and our liability accruals for our obligations under those agreements are often subject to significant management judgment on an ongoing basis. Those cost accruals are provided for in accordance with generally accepted accounting principles and our accounting policies set forth in the environmental matters section in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c) As a result of an internal audit of our East Alton, IL facility, we disclosed, in February of 2002, to the United States Environmental Protection Agency (USEPA) and Illinois Environmental Protection Agency (IEPA), our uncertainty whether upgrades to certain operations were in compliance with all aspects of USEPA air emissions regulations. In June of that year, we submitted a report to IEPA analyzing the applicability of the regulations to the upgrades. We have been informed that USEPA has closed its file on this matter and that IEPA intends to take no enforcement action.

(d) We and our subsidiaries are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos and perchlorate) incidental to our past and current business activities. While we believe that none of these legal actions will materially impact our financial position, in light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations.

In particular, we have been named as defendant in a number of similar legal actions now pending in federal court in San Jose, CA relating to alleged groundwater contamination arising from perchlorate use between 1956 and 1996 by Olin and another, unrelated, defendant at an Olin facility in Morgan Hill, CA. We are vigorously defending these legal actions and are working with California state regulatory authorities to determine the scope of potential contamination.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the three months ended December 31, 2004.

Executive Officers as of February 28, 2005

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (54)	President and Chief Executive Officer	1996
Anthony W. Ruggiero (63)	Executive Vice President and Chief Financial Officer	1995
Stephen C. Curley (53)	Vice President and Treasurer	2005
John E. Fischer (49)	Vice President, Finance and Controller	2004
Jeffrey J. Haferkamp (50)	Vice President and President, Olin Brass	2005
Richard M. Hammett (58)	Vice President and President, Winchester Division	2005
Dennis R. McGough (56)	Vice President, Human Resources	2005
John L. McIntosh (50)	Vice President and President, Chlor Alkali Products Division	1999
George H. Pain (54)	Vice President, General Counsel and Secretary	2002

No family relationship exists between any of the above named executive officers or between any of them and any of our directors. Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

Each of the above-named officers except S. C. Curley, J. E. Fischer, J. J. Haferkamp, R. M. Hammett, D. R. McGough and G. H. Pain has served as an executive officer for not less than the past five years.

George H. Pain re-joined Olin on April 15, 2002 as Vice President, General Counsel and Secretary. Prior to the time, since 2001, he served as Vice President and General Counsel of General Dynamics Ordnance and Tactical Systems, Inc., an operating unit of General Dynamics Corporation. From 1997-2001, he served as Vice President, General Counsel and Secretary of Primex Technologies, Inc. (a manufacturer and provider of ordnance and aerospace products and services, which was spun off from Olin in 1996).

Stephen C. Curley re-joined Olin on August 18, 2003 as Chief Tax Counsel. He was elected Vice President and Treasurer effective January 1, 2005. From 1997-2001, he served as Vice President and Treasurer of Primex Technologies, Inc.

John E. Fischer re-joined Olin on January 2, 2004 as Vice President, Finance. On June 24, 2004, he was elected Vice President, Finance and Controller. From 1997-2001, he served as Vice President and Chief Financial Officer of Primex Technologies, Inc. During 2002 and 2003, Mr. Fischer did independent consulting for several companies including Olin.

Jeffrey J. Haferkamp was elected Vice President and President, Olin Brass effective January 1, 2005. Prior to that time and since October 2002, he served as President, Rolled Products. From April 2001 to September 2002, he served as Vice President, International for the Brass Division (currently part of the Metals Group). Prior to April 2001, he served as Vice President, Business Planning for the Brass Division.

Richard M. Hammett was elected Vice President and President, Winchester Division effective January 1, 2005. Prior to that time and since September 2002, he served as President, Winchester Division. From November 1998 until September 2002, he served as Vice President, Marketing and Sales for the Winchester Division.

Dennis R. McGough was elected Vice President, Human Resources effective January 1, 2005. Prior to that time and since 1999, he served as Corporate Vice President, Human Resources.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 31, 2005, we had 6,363 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

The high and low sales prices of our common stock during each quarterly period in 2004 and 2003 are listed below. A dividend of $0.20 per common share was paid during each of the four quarters in 2004 and 2003.

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$20.51	18.99	20.24	22.99
Low	16.37	15.20	15.93	18.18

2003
Market price of common stock per New York Stock Exchange composite transactions
High	$20.00	19.70	19.00	20.53
Low	14.97	16.40	15.82	15.79

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2004	—	N/A	—
November 1-30, 2004	—	N/A	—
December 1-31, 2004	—	N/A	—
Total				154,076	(1)

(1)	On April 30, 1998, we announced a share repurchase program approved by our board of directors for the purchase of up to 5 million shares of common stock. Through December 31, 2004, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Equity Compensation Plan Information

We incorporate the information concerning our equity compensation plans under the heading “Equity Compensation Plan Information” in our Proxy Statement relating to our 2005 Annual Meeting of Shareholders by reference in this report.

Item 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR SUMMARY

($ and shares in millions, except per share data)	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
Operations
Sales	$1,997	$1,557	$1,272	$1,232	$1,496	$1,395	$1,504	$1,572	$1,817	$1,886	$1,686
Cost of Goods Sold	1,765	1,382	1,155	1,091	1,240	1,215	1,239	1,276	1,455	1,541	1,425
Selling and Administration	141	127	112	111	121	122	123	132	155	153	139
Research and Development	4	5	5	5	5	7	10	8	20	17	18
Gain (Loss) on Sales and Restructuring of Businesses and Spin-off costs	(10)	(31)	—	(39)	—	—	(63)	—	179	—	—
Earnings (Loss) of Non-consolidated Affiliates	10	8	(7)	(8)	2	(11)	—	1	2	2	(1)
Interest Expense	20	20	26	17	16	16	17	24	27	33	27
Interest and Other Income (Expense)	12	4	6	23	5	3	7	14	11	(7)	1

Income (Loss) before Taxes from Continuing Operations	79	4	(27)	(16)	121	27	59	147	352	137	77
Income Tax Provision (Benefit)	28	4	4	(5)	46	10	21	50	125	47	26

Income (Loss) from Continuing Operations	51	—	(31)	(11)	75	17	38	97	227	90	51
Discontinued Operations, Net	4	1	—	2	6	4	40	56	53	50	40
Cumulative Effect of Accounting Change, Net	—	(25)	—	—	—	—	—	—	—	—	—

Net Income (Loss)	$55	$(24)	$(31)	$(9)	$81	$21	$78	$153	$280	$140	$91

Financial Position
Cash and Cash Equivalents and Short-Term Investments	$147	$190	$136	$202	$82	$46	$75	$185	$605	$2	$2
Working Capital(1)	244	174	240	68	161	206	150	88	(220)	22	86
Property, Plant and Equipment, Net	478	495	545	469	475	468	475	517	400	580	540
Total Assets	1,618	1,432	1,413	1,207	1,107	1,063	1,589	1,707	2,118	1,963	1,749
Capitalization:
Short-Term Debt	52	27	2	102	1	1	1	8	137	122	29
Long-Term Debt	261	314	346	330	228	229	230	262	271	406	418
Shareholders’ Equity	356	176	231	271	329	309	790	879	946	841	749

Total Capitalization	$669	$517	$579	$703	$558	$539	$1,021	$1,149	$1,354	$1,369	$1,196

Per Share Data
Net Income (Loss)
Basic:
Continuing Operations(2)	$0.74	$0.01	$(0.63)	$(0.26)	$1.66	$0.36	$0.79	$1.91	$4.30	$1.71	$0.87
Discontinued Operations, Net	0.06	0.01	—	0.04	0.14	0.09	0.85	1.11	1.04	1.04	0.96
Accounting Change, Net	—	(0.44)	—	—	—	—	—	—	—	—	—

Net Income (Loss)	0.80	(0.42)	(0.63)	(0.22)	1.80	0.45	1.64	3.02	5.34	2.75	1.83

Diluted:
Continuing Operations(2)	0.74	0.01	(0.63)	(0.26)	1.66	0.36	0.79	1.90	4.26	1.70	0.87
Discontinued Operations, Net	0.06	0.01	—	0.04	0.14	0.09	0.84	1.10	1.01	0.97	0.96
Accounting Change, Net	—	(0.44)	—	—	—	—	—	—	—	—	—

Net Income (Loss)	0.80	(0.42)	(0.63)	(0.22)	1.80	0.45	1.63	3.00	5.27	2.67	1.83

Cash Dividends
Common (historical)	0.80	0.80	0.80	0.80	0.80	0.90	1.20	1.20	1.20	1.20	1.10
Common (continuing operations)	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.73
ESOP Preferred (annual rate)	—	—	—	—	—	—	—	—	5.97	5.97	5.97
Series A Preferred (annual rate)	—	—	—	—	—	—	—	—	—	3.64	3.64
Shareholders’ Equity(3)	5.03	2.99	4.01	6.24	7.48	6.87	17.25	17.98	18.13	17.03	15.43
Market Price of Common Stock:
High	22.99	20.53	22.60	22.75	23.19	19.88	49.31	51.38	48.00	38.63	30.13
Low	15.20	14.97	13.85	12.05	14.19	9.50	23.88	35.38	34.88	24.25	23.00
Year End	22.02	20.06	15.55	16.14	22.13	19.81	28.31	46.88	37.63	37.13	25.75
Other
Capital Expenditures	$55	$54	$41	$64	$93	$73	$78	$76	$74	$116	$80
Depreciation	72	80	85	84	78	78	76	76	84	77	78
Common Dividends Paid	56	47	39	35	36	41	58	61	60	57	44
Purchases of Common Stock	$—	$—	$3	$14	$20	$11	$112	$163	$—	$—	$—
Current Ratio	2.2	2.2	2.5	1.8	1.9	2.0	1.8	1.8	1.6	1.0	1.2
Total Debt to Total Capitalization(4)	46.8%	65.9%	60.0%	61.5%	41.1%	42.7%	22.6%	23.5%	30.1%	37.9%	36.5%
Effective Tax Rate	35.8%	76.5%	n/a	30.9%	38.1%	37.0%	35.6%	34.0%	35.5%	34.3%	33.2%
Average Common Shares Outstanding	68.4	58.3	49.4	43.6	45.0	45.4	47.9	50.5	50.0	47.6	41.0
Shareholders	6,400	6,800	7,200	7,500	8,000	8,600	9,200	10,600	11,300	12,000	12,100
Employees(5)	5,800	5,500	5,900	5,600	6,300	6,700	6,400	6,600	6,200	7,200	7,500

In June 2004, we sold our Olin Aegis business. Our Selected Financial Data reflects the following businesses as discontinued operations: Olin Aegis, the spin off of Arch Chemicals, Inc. (our specialty chemicals business) in 1999 and Primex Technologies, Inc. (our Ordnance and Aerospace businesses) in 1996, and our isocyanates business (sold in December 1996 for $565 in cash).

(1)	Working Capital excludes Cash and Cash Equivalents and Short-Term Investments.
(2)	Includes gain of $2.20 on sale of the isocyanates business in 1996.
(3)	In 1994, calculation is based on common shares and Series A Conversion Preferred Stock outstanding.
(4)	Excluding reduction to equity for the Employee Stock Ownership Plan from 1994 through 1996.
(5)	Employee data exclude employees who worked at government-owned/contractor-operated facilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS BACKGROUND

Our manufacturing operations are concentrated in three business segments: Chlor Alkali Products, Metals and Winchester. All three are capital intensive manufacturing businesses with growth rates closely tied to the general economy. Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity. Our Chlor Alkali Products business is a commodity business where all supplier products are similar and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. While a majority of Metals sales are of a commodity nature, this business has a significant volume of specialty engineered products targeted for specific end-uses. In these applications, technical capability and performance differentiate the product and play a significant role in product selection and thus price is not the only selection criterion. Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

RECENT DEVELOPMENTS AND HIGHLIGHTS

2004 Year

On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. By the end of the year, we had completed the relocation of a portion of our corporate services personnel from Norwalk, CT to our Main Office Building in East Alton, IL. We also established our new corporate headquarters in Clayton, which is in St. Louis County, MO, for logistical and other reasons. The relocation of the corporate offices was accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. The headquarters relocation was completed by the end of 2004. We expect the efficiencies of being substantially co-located with the Brass and Winchester businesses will result in corporate personnel being reduced by approximately forty percent, with total projected annual savings of approximately $6 million by 2006. As a result of the relocation, we incurred costs of approximately $10 million ($8.9 million, $0.5 million, and $0.7 million in the first quarter, third quarter and fourth quarter, respectively) in 2004. We expect to incur an additional $1 million of costs in 2005. This restructuring charge included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services for all affected employees. The sale of the Indianapolis facility in November 2004 resulted in a reduction of a previously established reserve related to our Indianapolis restructuring of $0.5 million, which reduced the fourth quarter restructuring charge to $0.2 million.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were approximately $178 million and were used to make a voluntary contribution of $125 million to our pension plan. In March 2004, we used $18 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

We disclosed in our 2003 Form 10-K that we were accepted to participate in the Internal Revenue Service (IRS) settlement initiative pertaining to tax issues related to our benefits liability management company. In addition, we disclosed a settlement with the IRS relative to our Company Owned Life Insurance (COLI) program. In the third quarter of 2004, a final settlement agreement was reached with the IRS on these and certain other outstanding issues related to tax audits covering the 1992 through 2000 tax years. In connection with these settlements we made payments in the second quarter of 2004 of approximately $40 million. These payments resolved all open issues regarding our benefits liability management company and our COLI program. As we disclosed previously, these tax issues had been recorded as a liability prior to 2002. In the third quarter of 2004, the income tax provision included a $2 million reduction in income tax expense associated with the finalization, in the third quarter of 2004, of the settlement of certain issues related to income tax audits for the years 1992-2000.

In May 2004, we announced that a fire occurred in the electrical control room for the hot mill located in East Alton, IL on April 29, 2004. The hot mill was returned to full operation in mid May. The full-year costs relative to the fire were incurred by the Metals segment in the second quarter and were approximately $5 million pretax.

In June 2004, we sold our Olin Aegis business to HCC Industries Inc. Olin Aegis, headquartered in New Bedford, MA, is a manufacturer of high performance, high reliability, hermetic metal packages for the microelectronics industry. Olin Aegis employed approximately 250 people. The sale of our Olin Aegis business resulted in a pretax gain of $6 million and generated proceeds of $17 million. For Olin Aegis, the financial data is classified in our financial statements as discontinued operations for all periods presented.

On July 30, 2004, we entered into a new $160 million five-year senior revolving credit facility that replaced the $140 million senior revolving credit facility. The new credit facility expires on July 30, 2009. Borrowing options, restrictive covenants and the letter of credit subfacility are similar to or better than those of the $140 million senior revolving credit facility.

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

In September 2004, Winchester announced that it would relocate its East Alton rimfire manufacturing operation to Oxford, MS. The Oxford, MS location will allow Winchester Ammunition the ability to reduce costs, improve efficiencies, better utilize existing technology and achieve improved profitability in the product line. Winchester anticipates this move to be completed in the second quarter 2005. This relocation, which will affect about 150 salaried and hourly employees, does not impact the shotshell, centerfire rifle, and pistol manufacturing operations, which are located in East Alton, IL.

In November 2004, we purchased certain business assets of Metal Foils LLC for $3 million. Metal Foils LLC is a distributor of aluminum, stainless steel, and copper products located in Willoughby, OH. We relocated the purchased assets to our A.J. Oster facility in Alliance, OH in the fourth quarter of 2004.

Under SFAS No. 87, we recorded a $220 million after-tax charge ($360 million pretax) to Shareholders’ Equity as of December 31, 2002, reflecting an accumulated benefit obligation in excess of the year-end market value of assets of our pension plan. In 2003, the decline in interest rates more than offset a significant rebound in the value of the plan’s assets, which necessitated the recording of an additional after-tax charge of $20 million ($32 million pretax) in 2003. On February 6, 2004, we made a voluntary contribution of $125 million to the pension plan with the proceeds from the issuance of common stock (described above). In September 2004, we made a second voluntary contribution of $43 million to the pension plan. These 2004 voluntary contributions have improved the funded status of the pension plan. In addition, the 2004 contributions eliminated a Pension Benefit Guaranty Corporation premium of approximately $3 million that would have otherwise become payable from the pension plan assets in 2004. In 2004, the decline in interest rates due to a 25-basis point reduction more than offset the increases in the value of the plan’s assets. Therefore, we recorded in December 2004 an additional after-tax charge of $24 million ($39 million pretax) as a result of an increase in the accumulated pension benefit obligation. These non-cash charges to Shareholders’ Equity in each of the last three years do not affect our ability to borrow under our revolving credit agreement. In 2005, it is expected that the non-cash pretax pension expense will be approximately $16 million higher than in 2004 ($4 million per quarter). Based on revised assumptions and estimates taking into account the 2004 voluntary contributions, we now believe that no contributions will be required until 2008. We may elect to make selective voluntary contributions, when appropriate, between now and 2008.

2003 Year

In the first quarter of 2003, we made a decision to close our manufacturing plant in Indianapolis, IN. The Indianapolis facility ceased operations on February 14, 2003. The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people. Production at the Indianapolis strip mill has been consolidated within our East Alton, IL facility. While the Indianapolis strip mill had been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with capacity additions at East Alton lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29 million. In addition, we recorded in the fourth quarter of 2003, a pretax restructuring charge of $2 million primarily for the write down of certain non-U.S. assets, netted with a reduction of a previously established reserve related to our Indianapolis restructuring.

The major portion of the first and fourth quarter charges was a non-cash charge ($25 million) related to the loss on disposal or write-off of equipment and facilities and goodwill. The balance of the restructuring charges related to severance and job-related benefit costs. At the Indianapolis facility, approximately 190 employees were terminated, while nine employees were transferred to the East Alton facility. In addition to the closing of the Indianapolis facility, the Metals segment had determined that further cost reductions were necessary due to continuing depressed economic conditions. Approximately 55 employees were terminated to reduce headcount through a combination of a reduction-in-force program in Metals and the relocation of the segment’s New Haven, CT metals research laboratory activities to two existing manufacturing locations.

In the first quarter of 2003, we recorded an after-tax charge of $25 million in connection with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted this standard on January 1, 2003 and the impairment charge is to reflect the cost of retirement obligations related to our former operating facilities, certain hazardous waste units at our operating plant sites, and our Indianapolis facility which was shut down in the first quarter of 2003, as described above. The after-tax charge was recorded as the cumulative effect of an accounting change.

In the first quarter of 2003, we were accepted to participate in the IRS’s settlement initiative pertaining to tax issues relating to our benefits liability management company. In addition, we reached a settlement with the IRS relative to our COLI program. These obligations had been recorded as a liability prior to 2002.

2002 Year

In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. The net proceeds from the sale were approximately $56 million.

In June 2002, we repaid the $100 million 8% notes from the proceeds from the sale of $200 million 9.125% notes in December 2001. In March 2002, we refinanced our variable rate tax-exempt debt issues, totaling $35 million.

In September 2002, we completed our acquisition of Chase with the issuance of approximately 9.8 million shares of our common stock for 100% of the outstanding stock of Chase. Our 2002 Metals segment’s operating results include the sales and profits from Chase for the fourth quarter of 2002.

In November 2002, we announced that our Metals segment had entered into an agreement with Luoyang Copper to jointly construct and operate a metals service center in Guangzhou, Guangdong Province, China. The joint venture named Olin Luotang Metals (GZ) Ltd., Co., processes and distributes both our and Luoyang’s copper alloy products to the growing Chinese marketplace. The joint venture allows us to supply specialty alloys targeted at the electronics, automotive and telecommunications industries, at competitive prices. This joint venture was operational in the first quarter of 2004.

CONSOLIDATED RESULTS OF OPERATIONS

	2004	2003	2002
	($ in millions, except per share data)

Sales	$1,997	$1,557	$1,272
Gross Margin	232	175	117
Selling and Administration	141	127	112
Restructuring Charges	10	31	—
Earnings (Loss) of Non-consolidated Affiliates	10	8	(7)
Interest Expense, Net of Interest Income	18	19	23
Other Income	10	3	3
Income (Loss) from Continuing Operations before Taxes and Accounting Change	79	4	(27)
Income (Loss) from Continuing Operations before Accounting Change	51	—	(31)
Discontinued Operations, Net	4	1	—
Cumulative Effect of Accounting Change, Net	—	(25)	—
Net Income (Loss)	55	(24)	(31)
Diluted Income (Loss) Per Common Share:
Income (Loss) from Continuing Operations before Accounting Change	$0.74	$0.01	$(0.63)
Discontinued Operations, Net	0.06	0.01	—
Accounting Change, Net	—	(0.44)	—
Net Income (Loss)	0.80	(0.42)	(0.63)

2004 Compared to 2003

For the 2004 year, total company sales were $1,997 million compared with $1,557 million last year, an increase of $440 million, or 28%. Sales in the Metals segment increased $376 million. Metals volumes increased 11% over last year. The remaining increase in Metals segment sales was primarily a result of higher metal prices and changes in product mix. Average copper prices increased 59% during 2004. Chlor Alkali Products sales increased from last year by $48 million due to 10% higher volumes and higher Electrochemical Units (ECU) selling prices. Winchester sales were slightly above last year.

Gross margin increased $57 million, or 33%, in 2004 from 2003 primarily due to higher Metals volumes, improved Metals productivity and higher ECU selling prices for chlor alkali products, partially offset by higher pension and environmental expenses. The gross margin percentage increased to 12% in 2004 from 11% in 2003, because the higher sales, which resulted from increased metals values, largely offset the gross margin dollar increase of $57 million.

Selling and administration expenses as a percentage of sales were 7% in 2004 and 8% in 2003. Selling and administration expenses in 2004 were $14 million higher than in 2003 primarily due to increased legal fees and third-party settlement costs ($6 million), pension ($4 million), incentive and deferred compensation expense ($2 million), professional services ($2 million) and consulting expense ($1 million).

Restructuring charges for 2004 of $10 million were principally the result of the relocation of our corporate offices. This restructuring charge included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services. The restructuring charge in 2003 of $31 million was the result of the closure of our manufacturing plant in Indianapolis, IN and certain other actions. A major portion of this charge was a non-cash charge related to the loss on disposal or write off of equipment and facilities and goodwill. The balance of this charge related to severance and job-related benefit costs.

The earnings of non-consolidated affiliates were $10 million for 2004, up $2 million from 2003, primarily due to higher ECU pricing and higher volumes at the Sunbelt joint venture.

Interest expense, net of interest income, for 2004, decreased from 2003 by $1 million due to a lower level of outstanding net debt ($2 million) resulting from the repayment of the $18 million Illinois Industrial Pollution Control Revenue Bond in March 2004 and the $8 million Illinois Development Finance Authority Bond due June 1, 2004, and higher short-term investments offset in part by the effect of higher interest rates on variable-rate debt ($1 million).

Other income increased from 2003 by $7 million primarily due to a $6 million non-recurring gain related to a settlement of a contract matter with an outside third party and a $2 million gain on the sale of our equity interest in an insurance investment, partially offset by lower miscellaneous income in 2004.

Excluding the $2 million reduction in income tax expense associated with the settlement of certain issues related to income tax audits for the years 1992 to 2000, the effective tax rate for the year ended December 31, 2004 was 39%. The 2004 effective tax rate was higher than the 35 percent U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates. For 2003, we recorded a tax provision of $4 million on pretax income of $4 million. The 2003 effective tax rate was higher than the 35 percent U.S. federal statutory rate primarily due to our inability to utilize state and foreign net operating losses in certain jurisdictions and income in other foreign jurisdictions being taxed at higher rates. In addition, the 2003 restructuring charge included the write-off of goodwill, which is not deductible for tax purposes.

2003 Compared to 2002

For the 2003 year, total company sales were $1,557 million compared with $1,272 million in 2002, an increase of $285 million, or 22%. Sales in the Metals segment increased $186 million primarily due to the inclusion of the sales of Chase (full-year 2003—$222 million; fourth quarter 2002—$52 million). The remaining increase in Metals segment sales was primarily a result of higher metal prices. Chlor Alkali Products sales increased from the prior year by $79 million due to higher ECU selling prices because of the turnaround in the chlor alkali market. Winchester sales were slightly above the prior year.

Gross margin increased $58 million in 2003 from 2002 primarily due to higher ECU selling prices. The gross margin percentage increased to 11% in 2003 from 9% in 2002 primarily due to higher ECU selling prices for chlor alkali products.

Selling and administration expenses as a percentage of sales were 8% in 2003 and 9% in 2002. Selling and administration expenses in 2003 were $15 million higher than in 2002 primarily due to higher pension costs ($5 million), the inclusion of Chase’s selling and administration expenses ($4 million), and other administration expenses such as consulting expenses ($2 million) and legal fees and third-party settlement costs ($2 million).

The earnings of non-consolidated affiliates were $8 million for 2003, up $15 million from 2002, primarily due to higher ECU pricing at the Sunbelt joint venture (2003—$7 million income; 2002—$8 million loss).

Interest expense, net of interest income, decreased from 2002 due to lower average debt levels in 2003 ($3 million) and lower interest rates on our debt portfolio ($2 million), offset in part by lower 2003 interest income resulting from lower interest income rates ($1 million). In June 2002, we repaid the $100 million 8% notes.

In 2003, we recorded a tax provision of $4 million on a pretax income of $4 million. The effective tax rate is higher than the 35 percent U.S. federal statutory tax rate primarily due to our inability to utilize state and foreign net operating losses in certain jurisdictions and income in other foreign jurisdictions being taxed at higher rates. In addition, the 2003 restructuring charge included the write-off of goodwill, which is not deductible for tax purposes. The tax benefits recorded on the losses in 2002 were less than the statutory rate because we recorded a tax provision of $10 million in connection with the surrender of life insurance policies purchased by us under the COLI program and were accruing interest on taxes which may become payable in the future.

SEGMENT RESULTS

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes and include the results of non-consolidated affiliates. Consistent with the guidance in SFAS 131, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Our management considers the Sunbelt Chlor Alkali Partnership to be an integral component of the Chlor Alkali Products segment and Yamaha-Olin Metal Corporation to be an integral component of the Metals segment. Each is engaged in the same business activity as the segment, including joint or overlapping marketing, management, manufacturing and technology development functions. Inter-segment sales of $37 million, $36 million and $30 million for the years 2004, 2003 and 2002, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals have been eliminated from Metals segment sales.

($ in millions)	2004	2003	2002
Sales:
Metals	$1,230	$854	$668
Chlor Alkali Products	448	400	321
Winchester	319	303	283

Total Sales	$1,997	$1,557	$1,272

Income (Loss) from Continuing Operations before Taxes and Accounting Change:
Metals(1)	$50	$9	$19
Chlor Alkali Products(1)	83	63	(24)
Winchester	22	22	16
Corporate/Other:
Pension(2)	11	18	26
Environmental	(23)	(20)	(15)
Other Corporate and Unallocated Costs	(46)	(41)	(29)
Restructuring Charges	(10)	(31)	—
Interest Expense	20	20	26
Interest Income	2	1	3
Other Income	10	3	3

Income (Loss) from Continuing Operations before Taxes and Accounting Change	$79	$4	$(27)

(1)	Earnings (loss) of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings (loss) from non-consolidated affiliates, by segment, are as follows:

	2004	2003	2002
Metals	$1	$1	$1
Chlor Alkali	9	7	(8)

Earnings (loss) of non-consolidated affiliates	$10	$8	$(7)

(2)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.

	2004	2003	2002
Service cost and prior service cost	$22	$23	$23
Other components of pension costs	(11)	(18)	(26)

Subtotal	11	5	(3)
Curtailment charge	1	—	—

Net periodic benefit cost (income)	$12	$5	$(3)

Chlor Alkali Products

2004 Compared to 2003

Chlor Alkali Products’ sales for 2004 were $448 million compared to $400 million in 2003. The sales increase was due to approximately a 10% and a 4% increase in chlorine and caustic volumes and netbacks (gross selling price less freight and discounts), respectively. Chlorine and caustic demand increased 13% and 7% respectively, from 2003. In 2004, caustic prices declined through the second quarter. In the third quarter, caustic demand began to improve primarily due to an upturn in the general economy and the industry was able to pass through caustic price increases. Caustic demand was very strong in the fourth quarter and additional price increases were implemented and accepted. The chlor alkali industry produced at high operating rates to support continued strong chlorine demand, both in the U.S. and overseas. With operating rates at these high levels, average ECU pricing for 2004 improved over 2003, as demand remained strong and price-increase announcements were accepted as contract terms permit. Our ECU netbacks were approximately $335, excluding our Sunbelt joint venture, for 2004 compared to approximately $325 for 2003.

Chlor Alkali posted segment income of $83 million, compared to $63 million for 2003. Segment income was higher in 2004 because higher volumes ($20 million) and higher selling prices ($12 million) were partially offset by higher operating costs ($14 million). The favorable pricing and volumes were partially offset by higher manufacturing costs, primarily higher electricity prices, and administrative expenses, primarily salaries, incentive compensation, and legal expenses. In addition, maintenance-related expenses due to the equipment problems and a hurricane at our McIntosh, AL facility in the third quarter of 2004 negatively impacted income by several million dollars. Improved Sunbelt results of $2 million were over 2003 due to higher selling prices and higher volumes, resulting from the 2003 completion of a debottlenecking project. The operating results from the Sunbelt joint venture included interest expense of $6 million and $7 million in 2004 and 2003, respectively, on the Sunbelt Notes. Our operating rates for the full year 2004 were approximately 94% compared to 86% in 2003.

2003 Compared to 2002

Sales increased 25% from 2002 due primarily to higher ECU prices. The change in net sales reflects the pricing improvements since the netback low point in the second quarter of 2002. These sales results reflect a tremendous turnaround year over year as the chlor alkali industry pricing rebounded from the depressed levels of 2002. The year started out with aggressive price increases as the economy started to gain momentum. The pricing improvement continued until late in the third quarter when industry-wide caustic inventory and production exceeded demand. Excess caustic inventory and imports of off shore material forced U. S. producers to reduce pricing. Chlorine pricing remained steady during the year due to strong demand, primarily in the vinyls segment. Our ECU netbacks, excluding our Sunbelt joint venture, were approximately $325 in 2003, compared with approximately $235 in 2002, reflecting the impact of improved pricing. This pricing improvement was due to improving economic conditions and industry capacity rationalization. Our operating rates for the full year 2003 were approximately 86% compared to 87% in 2002.

Chlor Alkali posted segment income of $63 million, compared to an operating loss of $24 million in 2002. This increase was primarily due to higher selling prices ($78 million) and improved operating results from the Sunbelt joint venture ($15 million) because of higher selling prices. These two factors, along with the segment’s cost reduction programs, more than offset higher manufacturing costs ($6 million) which resulted from increases in steam cost (natural gas price), increases in electricity cost and normal escalation. The operating results from the Sunbelt joint venture included interest expense of $7 million in 2003 and 2002, on the Sunbelt Notes. Also, in the second quarter of 2003, the Sunbelt joint venture completed a debottlenecking project. The impact of this project, in terms of capacity, was 40,000 ECU’s on an annualized basis or 20,000 ECU increase for each partner.

Metals

2004 Compared to 2003

Sales for 2004 were $1,230 million compared to sales in 2003 of $854 million, an increase of 44%. Volumes increased 11% as most major market segments increased over the prior year. The remaining 33 percentage point increase in sales was due to higher metal prices and changes in product mix. During 2004, the average COMEX copper price was approximately $1.29 per pound, compared to $0.81 per pound in 2003, or an increase of 59%.

Shipments to the automotive segment increased in 2004 by 3% over 2003 as automotive production increased slightly over 2003. Shipments to the building products segment increased in 2004 by 3% over 2003 due to increased demand from the construction industry resulting from increased housing starts in 2004. Coinage shipments were up 37% from last year primarily due to the U.S. Mint’s second quarter introduction of two new nickels commemorating the 200th anniversary of the Lewis and Clark Expedition and an improvement in the overall economy. Shipments to the ammunition segment increased 25% over last year primarily due to continued strong demand for military ordnance. Shipments to the electronics segment decreased 3% from last year as demand slowed in the last half of 2004.

The Metals segment income of $50 million in 2004 compared to $9 million in 2003, an increase of $41 million. The Metals segment improved operating results over last year were primarily the result of increased volumes, improved productivity, the shutdown of our Indianapolis facility in 2003 and reduced operating costs, offset in part by the costs relative to the fire at the hot mill of approximately $5 million.

2003 Compared to 2002

Sales for 2003 were $854 million and include sales of $222 million from Chase. Excluding Chase, sales were $632 million. Sales for 2002 (excluding fourth quarter Chase sales of $52 million) were $616 million. Shipment volumes (excluding Chase) were down 4% from 2002, mainly due to softer demand in the automotive and coinage segments with other segments being flat to slightly weaker, except for ammunition, which was stronger. However, reported sales (excluding Chase) increased 3% because of higher copper prices and a product mix containing a higher metal component.

Shipments to the automotive segment decreased in 2003 by 7% as automotive production declined versus 2002 levels. Coinage shipments were down 25% from the prior year due to reduced demand from the U.S. Mint primarily related to decreased demand for the state quarter program and the continued general softness in the overall economy. Shipments to the ammunition segment in 2003 increased from 2002 by 29% due to strong demand from the military.

Metals had segment income of $9 million (which included $8 million of Chase profits) in 2003 and segment income of $19 million (which included $2 million of fourth quarter profits at Chase) in 2002. The Metals segment operating results in 2003 (excluding Chase) decreased $16 million and were adversely impacted by a 4% decline in shipments, reduced product margins, higher natural gas costs of $4 million, and cost escalations in wages and fringe benefit costs approximating $4 million. The shutdown of the Indianapolis facility in the first quarter of 2003 increased profits over the 2002 period. Although the decline did not affect our 2003 results compared to 2002 results, as we acquired Chase in September 2002, Chase sales and profits for the total year 2003 were lower than the total year 2002 as a result of softer demand and lower margins.

Winchester

2004 Compared to 2003

Sales were $319 million for 2004, compared to sales of $303 million for 2003. Commercial sales volumes accounted for the majority of the increase in 2004 from 2003. Segment income for 2004 was $22 million, equal to 2003’s operating income. The favorable profit impact from the higher sales volumes was offset by higher commodity and other manufacturing costs.

2003 Compared to 2002

Sales were $303 for 2003 compared to sales of $283 for 2002. The increase in sales was primarily driven by higher domestic military demand. Segment income in 2003 increased to $22 million, from $16 million in 2002. This increase was primarily due to the higher sales resulting from increased domestic military demand, which more than offset higher wages and fringe benefit costs.

Corporate/Other

2004 Compared to 2003

In 2004, we recorded total pension expense of $12 million compared to total pension expense of $5 million in 2003. The service costs and prior service cost components of pension expense, which are included in the operating segments and in other corporate and unallocated costs, were approximately equal in both years. For 2004, pension income included in Corporate/Other was $11 million compared with $18 million in 2003. The reduction in corporate pension income was due to the recognition of actuarial losses, which primarily relate to differences in assumed and actual asset returns, and lower interest rates, partially offset by higher expected investment income on a higher level of plan assets.

We have updated our pension-related projections based on the interest rate guidance provided by the Treasury Department as a result of the Pension Funding Equity Act of 2004, which was enacted on April 10, 2004. Its use causes differences in the timing of future contributions, not their magnitude, from what we had previously projected. On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $178 million and were used in part to make a voluntary contribution of $125 million to our pension plan. In September 2004, we made a second voluntary pension plan contribution of $43 million. We had previously stated that we were considering making a voluntary contribution in the $40 to $50 million range in 2005 but decided to accelerate the contribution in 2004. In addition, this contribution eliminated a Pension Benefit Guaranty Corporation insurance premium of approximately $3 million that would have otherwise become payable from the pension plan assets in 2004. Due to the $43 million pension plan contribution in September 2004, we currently project that no contributions will be required until 2008. Among other factors, changes in interest rates and pension fund investment performance could alter these forecasts. We may elect to make selective voluntary contributions, when appropriate, between now and 2008. We discuss our assumptions with respect to pension estimates under “Critical Accounting Policies and Estimates.”

For 2004, charges to income for environmental investigatory and remedial activities were $23 million compared with $20 million in 2003. This provision related primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. These charges are based on expectations regarding the potential resolution of investigations or remedial action at certain known sites. The increase in the 2004 annual environmental charges to income is primarily attributable to additional liabilities for alleged groundwater contamination at a former plant site. Environmental costs for ongoing plant operations, for example wastewater treatment, are included in the operating segments and are approximately equal year-over-year.

For 2004, other corporate and unallocated costs were $46 million compared with $41 million in 2003. This increase was primarily due to higher expenses such as higher legal fees and settlement costs ($4 million), professional services primarily associated with the Sarbanes Oxley Act ($2 million) and management compensation expenses ($1 million). In November 2004, we sold our Indianapolis facility, which alleviated our remaining asset retirement obligation, which we recorded in accordance with the adoption of SFAS No. 143 in 2003. This reduction decreased Corporate/Other expenses by $3 million in 2004.

2003 Compared to 2002

In 2003 we recorded total pension expense of $5 million and in 2002 total pension income of $3 million thereby resulting in an $8 million increase in total pension costs. The service cost and prior service cost components of pension expense, which are included in the operating segments and in other corporate and unallocated costs, were essentially equal in both years. The resulting decrease in the pension credit ($18 million in 2003, $26 million in 2002) recorded in Corporate/Other was due to the poor market returns on the pension assets in previous years and, to a lesser extent, the decline in interest rates.

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

2005 OUTLOOK

For Metals in the first quarter of 2005, we expect that strip shipment volumes will be down about 5% compared to the first quarter of 2004 in part due to weakness in the automotive and certain electronic market segments. However, strip volumes are expected to increase approximately 15% from the fourth quarter of 2004. We expect rod shipment volumes to be up about 5% from the first quarter of 2004 because of continued strength in the construction and industrial market segments, and up approximately 15% from the fourth quarter of 2004. As we look broadly at the strip and rod industries, we estimate that 2004 demand exceeded 2003 by 13% and 8%, respectively. Overall, demand in 2005 is expected to be slightly lower for strip because of early year softness in automotive and electronics, and slightly higher for rod because of continued strength in construction and industrial applications.

We expect higher Chlor Alkali results in the first quarter of 2005 primarily due to caustic pricing. We are expecting our ECU prices to increase significantly from the fourth quarter of 2004 to the first quarter of 2005 as our contracts reflect the impact of price increase announcements. We tend to see more improvement in overall results when caustic prices are increasing due to our customer mix and the volume of material available to sell. Both chlorine and caustic demand was very strong in the fourth quarter and with this trend continuing in 2005, anticipated price increases are expected to be supported.

In Winchester, higher commodity costs, particularly for lead and copper, are expected to be an issue for the entire ammunition industry in 2005. Price increase announcements have been made by various producers to try to recover as much of these commodity costs as possible. Also, we have said in the past that we expected the U.S. Army’s supplemental procurement to be decided late in the first quarter of 2005. The Army has recently informed us that the award will be made at the end of the second quarter of 2005. In addition, Winchester anticipates that the relocation of its rimfire manufacturing operation to Oxford, MS, to be completed in the second quarter of 2005.

We now project that pension expense in 2005 will be approximately $16 million higher than 2004. This increase is higher than we have previously indicated because it reflects the impact of higher service costs, the lower discount rate and the higher amount of amortization of plan losses, primarily market losses on plan assets from prior periods. These are estimates based on historical plan experience and assumptions regarding the future. Also, in 2005, we estimate that charges to income for environmental investigatory and remedial activities may be in the $20 million range for the full year.

Our depreciation in 2005 will be in the $73 million range. Capital spending for 2004 was $55.1 million, and we expect that our capital spending in 2005 will be in line with our depreciation.

ENVIRONMENTAL MATTERS

	2004	2003	2002
	($ in millions)
Cash Outlays:
Remedial and Investigatory Spending (Charged to Reserve)	$16	$25	$25
Capital Spending	3	2	3
Plant Operations (Charged to Cost of Goods Sold)	17	16	16

Total Cash Outlays	$36	$43	$44

Reserve for Environmental Liabilities:
Beginning Balance	$93	$98	$100
Charges to Income	23	20	15
Businesses Acquired	—	—	8
Remedial and Investigatory Spending	(16)	(25)	(25)

Ending Balance	$100	$93	$98

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $5 million at December 31, 2004. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts were material to operating results in 2004, 2003, and 2002 and may be material to net income in future years. Such pretax charges to income were $23 million, $20 million and $15 million in 2004, 2003, and 2002 respectively. These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. The 2004 increase in environmental charges to income was primarily attributable to additional liabilities for alleged groundwater contamination at a former plant site. The 2003 increase in environmental charges to income was primarily attributable to additional liabilities for alleged groundwater contamination at a former plant site and the cleanup of potential contaminants in the soil at an offsite disposal area.

Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Total environmental-related cash outlays for 2005 are estimated to be $48 million, of which $28 million is expected to be spent on investigatory and remedial efforts, $3 million on capital projects and $17 million on normal plant operations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

Our estimated environmental liability at the end of 2004 was attributable to 60 sites, 15 of which were USEPA National Priority List (NPL) sites. Ten sites accounted for approximately 77% of such liability and, of the remaining 50 sites, no one site accounted for more than 2% of our environmental liability. One of these ten sites is in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are being conducted by us and a Record of Decision (ROD) or its equivalent has not been issued. At one of the ten sites, a ROD or its equivalent has been issued by a responsible state agency and we are engaged in performing the remedial measures required by that ROD and part of that site is subject to a remedial investigation. At four of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage. The four remaining sites are in long-term OM&M. All ten sites are either associated with past manufacturing operations or former waste disposal sites. None of the ten largest sites represents more than 15% of the liabilities reserved on our consolidated balance sheet at December 31, 2004 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $100 million at December 31, 2004, and $93 million at December 31, 2003, of which $72 million and $67 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $100 million included on our consolidated balance sheet at December 31, 2004 for future environmental expenditures, we currently expect to utilize $68 million of the reserve for future environmental expenditures over the next 5 years, $14 million for expenditures 6 to 10 years in the future, and $18 million for expenditures beyond 10 years in the future. These estimates are subject to a number of risks and uncertainties, as described in “Additional Factors that may Affect Future Results – Environmental Costs.”

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $40 million to $50 million over the next several years, $25 million to $30 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2004, we estimate we may have additional contingent environmental liabilities of $50 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS

We and our subsidiaries are defendants in various legal actions (including proceedings based on alleged exposures to asbestos and perchlorate) incidental to our past and current business activities. We describe some of these matters in “Item 3—Legal Proceedings.” While we believe that none of these legal actions will materially adversely impact our financial position, in light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

Provided By (Used For)	2004	2003	2002
	($ in millions)
Qualified Pension Plan Contributions	$(169)	$—	$—
Net Operating Activities from Continuing Operations	(135)	116	24
Net Operating Activities	(137)	118	31
Capital Expenditures	(55)	(54)	(41)
Net Investing Activities	(27)	(11)	(13)
Net Financing Activities	121	(28)	(72)

In 2004, income exclusive of non-cash charges, cash and cash equivalents on hand, proceeds from the common stock offering and proceeds from sales of businesses and investments were used to make voluntary contributions to our qualified pension plans, to finance our working capital requirements, capital and investment projects, dividends, to settle prior years’ tax issues, and to repay long-term debt.

Operating Activities

In February 2004, we made a voluntary contribution of $125 million to our pension plan from the proceeds of our 2004 common stock offering and then, in September 2004 we made a second voluntary contribution of $43 million to our pension plan. In April 2004, we made tax payments of approximately $40 million pertaining to the settlement of certain issues related to income tax audits for the year 1992-2000. Excluding these pension contributions and tax payments, cash provided by operating activities decreased from the prior year due primarily to a higher investment in working capital, particularly higher accounts receivables and inventories. The investment in accounts receivable and inventories was higher in 2004 by $61 million and $18 million, respectively, primarily due to higher sales volumes in all segments and higher metal prices. The 50% increase in the 2004 fourth quarter average COMEX price of copper from 2003 was a major contributor to the increase in accounts receivable and inventories.

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

Capital Expenditures

Capital spending was $55 million in 2004 and $54 million in 2003. Capital spending in 2003 was $13 million higher than in 2002, as we returned to a more normalized level of spending in 2003. In 2002, we curtailed all non-essential capital spending in response to the weak operating results. Capital spending in 2004 was approximately 76% of depreciation compared to 69% in 2003.

In 2005, we plan to increase our capital spending to a level in line with our depreciation, or about $73 million, an increase of approximately 33% over the 2004 amount. The 2005 increase is primarily attributable to higher spending for capacity maintenance projects in the Chlor Alkali and Metals segments and the relocation of a product line in Winchester.

Investing Activities

In November 2004, we purchased certain business assets of Metal Foils LLC for $3 million. Metal Foils LLC is a distributor of aluminum, stainless steel, and copper products located in Willoughby, OH. We relocated the purchased assets to our A.J. Oster facility in Alliance, OH. The purchase price exceeded the fair value of the identifiable net assets acquired by $1 million. The acquisition has been accounted for using the purchase method of accounting. On September 27, 2002, we acquired 100% of the stock of Chase with the issuance of approximately 9.8 million shares of our common stock. The total consideration was approximately $178 million, which represented the fair value of Olin common stock issued. Chase is a leading manufacturer and supplier of brass rod in the U.S. and Canada. The purchase price exceeded the fair value of the identifiable net assets acquired by $40 million. The acquisition has been accounted for using the purchase method of accounting.

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

In April 2004, we sold our equity interest in an insurance investment. In June 2004, we sold our Aegis business to HCC Industries Inc. The proceeds from these sales approximated $20 million.

In our efforts to dispose of non-strategic, unproductive assets during a period of a soft economy and weak operating results, we sold the company-owned airplane in 2002. The disposition of property, plant and equipment in 2002 represents primarily the sale of the airplane at approximately book value.

The 2004 and 2003 decrease in investments and advances in affiliated companies, at equity, represents cash distributions in excess of Sunbelt’s improved operating results which more than offset our share of Sunbelt’s repayment of its Series O Notes and related interest expense. The increase in 2002 for investments and advances in affiliated companies, at equity, represents primarily our share of Sunbelt’s repayment of debt and related interest obligations. In addition, we funded a portion of Sunbelt’s operating losses in 2002.

Financing Activities

On July 30, 2004 we entered into a five-year senior revolving credit facility of $160 million, including a sublimit for letters of credit, which will expire on July 30, 2009. At December 31, 2004, we had $113 million available under this senior revolving credit facility. We issued $47 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

In March 2004, we used $18 million from the proceeds of our February 2004 stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. In June 2004, we repaid the $8 million Illinois Environmental Improvement Bond, which became due in June 2004. In June 2002, we used $100 million from the proceeds of the December 2001 Note Offering to repay the $100 million 8% Notes.

In March 2002, we also refinanced $35 million of tax-exempt debt to create additional capacity under our revolving credit facility by eliminating the need for an equivalent amount of letters of credit.

In January 2003, we renegotiated our $11 million note due 2005. The maturity date was extended to 2013 and the interest rate was reduced from 7.75% to 6.5%, effective January 1, 2003.

During 2002, we used $3 million to repurchase 144,157 shares of our stock. Under programs previously approved by our board of directors, approximately 154,000 shares remained to be repurchased as of December 31, 2004.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $178 million. In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from this sale were approximately $56 million.

During 2004, 2003 and 2002, we issued 793,778, 915,159 and 1,039,259 shares of common stock with a total value of $14 million, $16 million and $18 million, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

The percent of total debt to total capitalization decreased to 47% at December 31, 2004, from 66% at year-end 2003 and was 60% at year-end 2002. The decrease from year-end 2003 was due primarily to the higher shareholders’ equity resulting from the issuance of 10 million shares of our common stock in February 2004, along with the repayment of our long-term debt obligations, which became due primarily in March and June of 2004. The increase in 2003 from year-end 2002 was due primarily to the lower shareholders’ equity resulting from the restructuring charge and the accounting change under SFAS No. 143.

Dividends per common share were $0.80 in 2004, 2003 and 2002. Total dividends paid on common stock amounted to $56 million in 2004, $47 million in 2003 and $39 million in 2002.

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

Cash flow from operations is variable as a result of the cyclical nature of our operating results, which have been affected recently by economic cycles in many of the industries we serve, such as automotive, electronics and the telecommunications sectors. In addition, cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 change in our ECU netback causes an approximate $11 million increase or decrease in our revenues and pretax profit when we are operating at full capacity

Our current debt structure is used to fund our business operations and commitments from banks under our revolving credit facility are a source of liquidity. As of December 31, 2004, we had long-term borrowings, including the current installment, of $313 million of which less than $1 million was at variable rates. We have entered into interest rate swaps on approximately $132 million of our underlying debt obligations whereby we agree to pay variable rates to a counterpart who, in turn, pays us fixed rates. The counter parties to these agreements are major financial institutions. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings under SFAS 133. Accordingly, the swap agreements have been recorded at their fair market value of $12 million and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness. Annual maturities of long-term debt are $52 million in 2005; $1 million in 2006, $2 million in 2007; $8 million in 2008; none in 2009 and a total of $250 million thereafter.

We use operating leases for certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Virtually none of our lease agreements contain escalation clauses or step rent provisions. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004 are as follows: $23 million in 2005; $22 million in 2006; $20 million in 2007; $16 million in 2008; $12 million in 2009; and a total of $57 million thereafter. Assets under capital leases are not significant.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract and, under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2 million per year for each year of 2005 through 2011 and $1 million in 2012. This supply agreement expires in 2012.

We utilize a credit facility and standby letters of credit. In July 2004, we entered into a new five-year senior revolving credit facility with a group of banks. This credit facility is described above under the caption, “Financing Activities.” As of December 31, 2004, we did not have any outstanding borrowings under this credit facility. At December 31, 2004, we had outstanding standby letters of credit of $47 million. These letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations.

In December 2002, we registered $400 million of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. After the issuance of 10 million shares of common stock in February 2004, $220 million was available for issuance at December 31, 2004.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00. Net proceeds from the sale were approximately $178 million and were used to make a $125 million voluntary contribution to our pension plan. In March 2004, we used $18 million from the proceeds of the stock offering to repay the Illinois Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

We and our partner, PolyOne Corporation (PolyOne) own equally the Sunbelt joint venture. Oxy Vinyls (a joint venture between OxyChem and PolyOne) is required to purchase 250 thousand tons of chlorine based on a formula related to its market price. We market the excess chlorine and all of the caustic produced. The construction of this plant and equipment was financed by the issuance of $195 million of Guaranteed Senior Secured Notes due 2017. The Sunbelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the Sunbelt Notes. The Sunbelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year thereafter until maturity of the Sunbelt Notes in 2017, our Sunbelt joint venture is required to repay approximately $12 million of the Notes, of which approximately $6 million is attributable to the Series O Notes. After the payment of $6 million on the Series O Notes in December 2004, our guarantee of these notes was $79 million. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Excluding our guarantee of the Sunbelt Notes described above, our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Year
Contractual Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations	$313	$52	$3	$8	$250
Interest payments under debt obligations and interest rate swap agreements (a)	120	18	33	33	36
Pension plan contributions (b)	—	—	—	—	—
Postretirement benefit payments (b)	18	9	9
Off-Balance Sheet Commitments:
Noncancelable operating leases	150	23	42	28	57
Purchasing commitments:
Raw materials	72	42	11	10	9
Utilities	27	13	12	2	—
Operating supplies	1	1	—	—	—

Total	$701	$158	$110	$81	$352

(a)	For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2004 and that there are no changes in the rates from those in effect at December 31, 2004 which ranged from 2.34% to 9.125%.
(b)	These amounts are only estimated payments assuming the continuation of postretirement benefits, a growth rate of 9% for 2005 and 8.25% for 2006 for estimated health care cost inflation, an annual expected rate of return on pension plan assets of 9%, and a discount rate on pension plan obligations of 6%. These estimated payments are subject to significant variation and the actual payments may be more or less than the amounts estimated. Given the inherent uncertainty as to actual minimum funding requirements for qualified pension plans and the uncertain level of postretirement benefit payments, no amounts are included in this table for any period beyond one year in the case of pensions and two years in the case of postretirement benefits. It is likely we will make cash payments in future periods.

The contractual commitments, shown above, except for our debt obligations, are not recorded on our Consolidated Balance Sheet. Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs. For losses that we believe are probable and which are estimable we have accrued for such amounts in our consolidated balance sheets. In addition to the table above, we have various commitments and contingencies including: defined benefit and postretirement health care plans (as described below), environmental matters (see “Environmental Matters” included in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), tax exposures (see Item 1—“Additional Factors that May Affect Future Results”—Tax Audits), and litigation claims (see Item 3—“Legal Proceedings”).

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

We also have standby letters of credit of $47 million with various financial institutions. At December 31, 2004, we had $113 million available under our senior revolving credit facility.

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

Goodwill

Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. Goodwill and other intangibles are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates, and comparable company trading multiples. Based on our evaluation prepared in the fourth quarter of 2004, no impairment charge was recorded.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Gains and losses are amortized over the group’s service lifetime, to the extent they fall outside of a corridor designed to dampen annual volatility. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits should follow the same relatively smooth pattern.

One of the key assumptions for the net periodic pension calculation is the expected long-term rate of return on plan assets, used to determine the “market-related value of assets.” (The “market-related value of assets” recognizes differences between the plan’s actual return and expected return over a five year period). The required use of an expected long-term rate of return on the market-related value of plan assets may result in a recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. As differences between actual and expected returns are recognized over five years, they generate gains and losses that are subject to amortization over the average remaining service life of the group, as described in the preceding paragraph.

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

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events. For example, holding all other assumptions constant, a one hundred basis point decrease or increase in the assumed rate of return on plan assets would have increased or decreased, respectively, the 2004 pension cost by approximately $13 million. Holding all other assumptions constant, a 50 basis point decrease in the discount rate used to calculate pension costs for 2004 and the accumulated benefit obligation as of December 31, 2004 would have increased pension costs by $6 million and the accumulated benefit obligation by $88 million. A 50 basis point increase in the discount rate used to calculate pension costs for 2004 and the accumulated benefit obligation as of December 31, 2004 would have decreased pension costs by $6 million and the accumulated benefit obligation by $88 million. For additional information on long-term rates of return, discount rates and projected health care costs projections, see “Pension Plans and Retirement Benefits” in the Notes to the Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This pronouncement revises the accounting treatment for stock-based compensation. It establishes standards for the accounting transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). It requires that we will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Based upon the prospective adoption of SFAS No. 123 (Revised 2004), the pretax impact for the second half of 2005 is expected to approximate $2 million.

DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings. For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive income until the hedged item is recognized in earnings. Ineffective portions are recognized currently in earnings. Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2004 and 2003 we had forward contracts to buy foreign currencies with face value of $2 million and no forward contracts to sell foreign currencies. The fair market value of the forward contracts to buy at December 31, 2004 and 2003 approximated the carrying value. The counterparty to the forward contracts is a major financial institution. The risk of loss to us in the event of nonperformance by a counterparty would not be significant to our financial position or results of operations. Foreign currency exchange gains (losses), net of taxes, were less than $(1) million in 2002 and less than $1 million in 2004 and 2003. At December 31, 2004, we had open positions in futures contracts totaling $36 million (2003—$23 million). If the futures contracts had been settled on December 31, 2004, we would have recognized a gain of $3 million. Gains (losses) on futures contracts, net of taxes, were $8 million in 2004, $(1) million in 2003 and $1 million in 2002.

We use cash flow hedges of certain raw materials and energy costs such as copper, zinc, lead and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding debt obligations. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in achieving offsetting changes in fair value of cash flows of the asset or liability being hedged.

At December 31, 2004 and 2003, Accumulated Other Comprehensive Loss included a pretax gain in fair value of $3 million and $8 million, respectively. In addition, the unfavorable ineffective portion of changes in fair value resulted in a less than $1 million, $2 million and $1 million charge to earnings for the years ended December 31, 2004, 2003 and 2002, respectively. Offsetting the above, there were in 2004 assets totaling $17 million (2003—$19 million) and liabilities of $14 million (2003—$13 million).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The cumulative effect of items not qualifying for hedge accounting for 2004 was not material to earnings.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments’ products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of December 31, 2004, we maintained open positions on futures contracts totaling $36 million ($23 million at December 31, 2003). Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, we would experience a $4 million ($2 million at December 31, 2003) increase in our cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flows. Our existing debt structure is used to fund business operations and commitments from banks under our revolving credit facility are a source of liquidity. As of December 31, 2004, we had long-term borrowings of $313 million ($341 million at December 31, 2003) of which less than $1 million ($1 million at December 31, 2003) was issued at variable rates. As a result of our fixed rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into approximately $132 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (6.155% at December 31, 2004). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on June 15, 2005. We estimate that the rates will be between 6.0% and 7.0%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $35 million, of which $8 million was repaid in June 2004. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed rate debt of the newly refinanced bonds back to variable rate debt through interest rate swaps. At December 31, 2004 interest rates on the swaps of $21 million and $6 million were 2.429% and 2.569%, respectively.

These interest rate swaps reduced interest expense, resulting in an increase in pretax profit of $5 million and $6 million in 2004 and 2003, respectively, and a decrease in pretax loss of $5 million in 2002.

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

We have used the words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “estimate,” “project,” and variations of such words and similar expressions in this report to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Olin Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Olin’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect all misstatements.

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework to guide our analysis and assessment. Based on our assessment we believe that, as of December 31, 2004, the company’s internal control over financial reporting was effective at the reasonable assurance level under this framework.

Olin’s independent auditors have issued an attestation report on our assessment of the company’s internal control over financial reporting. This report appears on page 41.

Joseph D. Rupp

President and Chief Executive Officer

Anthony W. Ruggiero

Executive Vice President and

Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Olin Corporation and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note “Accounting Policies” to the consolidated financial statements, Olin Corporation adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” in 2003.

Stamford, CT

March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Olin Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Olin Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Olin Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

Stamford, CT

March 7, 2005

CONSOLIDATED BALANCE SHEETS

December 31

($ in millions, except per share data)

	2004	2003
Assets
Current Assets:
Cash and Cash Equivalents	$147	$190
Receivables, Net:
Trade	227	171
Other	16	11
Inventories, Net	257	239
Current Deferred Income Taxes	47	33
Other Current Assets	19	15

Total Current Assets	713	659
Property, Plant and Equipment, Net	478	495
Prepaid Pension Costs	258	101
Deferred Income Taxes	67	62
Other Assets	24	24
Goodwill	78	80
Net Assets of Discontinued Operations	—	11

Total Assets	$1,618	$1,432

Liabilities and Shareholders’ Equity

Current Liabilities:
Current Installments of Long-Term Debt	$52	$27
Accounts Payable	118	129
Income Taxes Payable	—	11
Accrued Liabilities	152	128

Total Current Liabilities	322	295
Long-Term Debt	261	314
Accrued Pension Liability	505	471
Other Liabilities	174	176

Total Liabilities	1,262	1,256

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120,000,000 Shares Issued and Outstanding 70,566,902 Shares (59,015,087 in 2003)	71	59
Additional Paid-In Capital	659	464
Accumulated Other Comprehensive Loss	(273)	(247)
Accumulated Deficit	(101)	(100)

Total Shareholders’ Equity	356	176

Total Liabilities and Shareholders’ Equity	$1,618	$1,432

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31

($ in millions, except per share data)

	2004	2003	2002
Sales	$1,997	$1,557	$1,272
Operating Expenses:
Cost of Goods Sold	1,765	1,382	1,155
Selling and Administration	141	127	112
Research and Development	4	5	5
Restructuring Charges	10	31	—

Operating Income	77	12	—
Earnings (Loss) of Non-consolidated Affiliates	10	8	(7)
Interest Expense	20	20	26
Interest Income	2	1	3
Other Income	10	3	3

Income (Loss) from Continuing Operations before Taxes and Accounting Change	79	4	(27)
Income Tax Provision	28	4	4

Income (Loss) from Continuing Operations before Accounting Change	51	—	(31)
Discontinued Operations:
Income from Discontinued Operations, Net	1	1	—
Gain on Disposal of Discontinued Operations, Net	3	—	—

Income (Loss) before Accounting Change	55	1	(31)
Cumulative Effect of Accounting Change, Net	—	(25)	—

Net Income (Loss)	$55	$(24)	$(31)

Basic and Diluted Income (Loss) per Common Share:
Income (Loss) from Continuing Operations before Accounting Change	$0.74	$0.01	$(0.63)
Income from Discontinued Operations, Net	0.01	0.01	—
Gain on Disposal of Discontinued Operations, Net	0.05	—	—
Cumulative Effect of Accounting Change, Net	—	(0.44)	—

Net Income (Loss)	$0.80	$(0.42)	$(0.63)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2002	43,440,223	$43	$205	$(18)	$41	$271
Comprehensive Loss:
Net Loss	—	—	—	—	(31)	(31)
Translation Adjustment	—	—	—	(1)	—	(1)
Minimum Pension Liability Adjustment, net	—	—	—	(220)	—	(220)

Comprehensive Loss						(252)
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(39)	(39)
Common Stock Issued for:
Stock Options Exercised	174,069	—	3	—	—	3
Cash	3,302,914	3	53	—	—	56
Acquisition	9,815,287	10	168	—	—	178
Employee Benefit Plans	1,039,259	1	17	—	—	18
Stock Repurchase	(144,157)	—	(3)	—	—	(3)
Other Transactions	(4,920)	—	(1)	—	—	(1)

Balance at December 31, 2002	57,622,675	57	442	(239)	(29)	231
Comprehensive Loss:
Net Loss	—	—	—	—	(24)	(24)
Translation Adjustment	—	—	—	7	—	7
Net Unrealized Gains	—	—	—	5	—	5
Minimum Pension Liability Adjustment, net	—	—	—	(20)	—	(20)

Comprehensive Loss						(32)
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(47)	(47)
Common Stock Issued for:
Stock Options Exercised	444,608	1	7	—	—	8
Employee Benefit Plans	915,159	1	15	—	—	16
Other Transactions	32,645	—	—	—	—	—

Balance at December 31, 2003	59,015,087	59	464	(247)	(100)	176
Comprehensive Income:
Net Income	—	—	—	—	55	55
Translation Adjustment	—	—	—	2	—	2
Net Unrealized Losses	—	—	—	(4)	—	(4)
Minimum Pension Liability Adjustment, net	—	—	—	(24)	—	(24)

Comprehensive Income						29
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(56)	(56)
Common Stock Issued for:
Stock Options Exercised	744,121	1	14	—	—	15
Cash	10,000,000	10	168	—	—	178
Employee Benefit Plans	793,778	1	13	—	—	14
Other Transactions	13,916	—	—	—	—	—

Balance at December 31, 2004	70,566,902	$71	$659	$(273)	$(101)	$356

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

($ in millions)

	2004	2003	2002
Operating Activities
Income (Loss) from Continuing Operations and Cumulative Effect of Accounting Change	$51	$(25)	$(31)
Adjustments to Reconcile Income (Loss) from Continuing Operations to Net Cash and Cash Equivalents Provided by Operating Activities:
Loss (Earnings) of Non-consolidated Affiliates	(10)	(8)	7
Gain on Sale of Insurance Investment	(2)	—	—
Depreciation & Amortization	73	81	87
Deferred Taxes	(13)	(2)	20
Non-cash Portion of Restructuring Charges	—	25	—
Cumulative Effect of Accounting Change	—	25	—
Qualified Pension Plan Contributions	(169)	—	—
Qualified Pension Plan Expense (Income)	5	—	(9)
Common Stock Issued under Employee Benefit Plans	2	3	5
Change in Assets and Liabilities Net of Purchases and Sales of Businesses:
Receivables	(59)	(16)	(7)
Inventories	(17)	8	(19)
Other Current Assets	(3)	(3)	(16)
Accounts Payable and Accrued Liabilities	9	12	(7)
Income Taxes Payable	(1)	20	(2)
Other Noncurrent Liabilities	4	(13)	(12)
Other Assets	—	5	9
Other Operating Activities	(5)	4	(1)

Cash (Used for) Provided by Continuing Operations	(135)	116	24
Discontinued Operations:
Income from Discontinued Operations	4	1	—
Gain on Disposal of Discontinued Operations	(6)	—	—
Cash Provided by Discontinued Operations	—	1	7

Net Operating Activities	(137)	118	31

Investing Activities
Capital Expenditures	(55)	(54)	(41)
Business Acquired in Purchase Transaction	(3)	—	—
Cash Acquired through Business Acquisition	—	—	13
Proceeds from Sale of Short-Term Investments	—	25	12
Proceeds from Sales of a Business and an Insurance Investment	20	—	—
Disposition of Property, Plant and Equipment	—	5	15
Investments and Advances—Affiliated Companies at Equity	9	8	(11)
Other Investing Activities	2	5	(1)

Net Investing Activities	(27)	(11)	(13)

Financing Activities
Long-Term Debt:
Borrowings	—	—	35
Repayments	(27)	(2)	(136)
Issuance of Common Stock	190	13	69
Purchases of Olin Common Stock	—	—	(3)
Stock Options Exercised	15	7	3
Dividends Paid	(56)	(47)	(39)
Other Financing Activities	(1)	1	(1)

Net Financing Activities	121	(28)	(72)

Net (Decrease) Increase in Cash and Cash Equivalents	(43)	79	(54)
Cash and Cash Equivalents, Beginning of Year	190	111	165

Cash and Cash Equivalents, End of Year	$147	$190	$111

Cash Paid (Received) for Interest and Income Taxes:
Interest	$21	$21	$26
Income Taxes, Net of Refunds	$43	$(11)	$(15)

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except share data)

DESCRIPTION OF BUSINESS

Olin Corporation is a Virginia corporation, incorporated in 1892. We are a manufacturer concentrated in three business segments: Metals, Chlor Alkali Products and Winchester. Metals, with its principal manufacturing facilities in East Alton, IL and Montpelier, OH, produces and distributes copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip. Chlor Alkali Products, with four U.S. manufacturing facilities, produces chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. Winchester, with its principal manufacturing facility in East Alton, IL, produces sporting ammunition, canister powder, reloading components, small caliber military ammunition and industrial cartridges.

ACCOUNTING POLICIES

The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Olin Corporation and all majority-owned subsidiaries. Investments in 20-50% owned affiliates are accounted for on the equity method. Accordingly, we include only our share of earnings or losses of these affiliates in consolidated net income. Certain reclassifications were made to prior year amounts to conform to the 2004 presentation. As a result of the sale of Olin Aegis which occurred in June 2004, the prior year financial statements have been reclassified to reflect Olin Aegis and the related gain on its disposition, as a discontinued operation.

Revenue Recognition

Revenues are recognized on sales of product at the time the goods are shipped and the risks of ownership have passed to the customer. Shipping and handling fees billed to customers are included in Sales and the costs incurred for shipping and handling are included in Cost of Goods Sold. A portion of the sales in the Metals segment are made on a “tolling” basis where the customer consigns non-ferrous metals to us and is only charged a fee for processing the non-ferrous metals into finished product. Tolling customers retain title to the metal consigned to us and bear the risk of loss. For tolling sales, the metal value is not included in Sales or Cost of Goods Sold. Allowances for estimated returns, discounts and rebates are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Actual returns, discounts and rebates have not been materially different from estimates.

Other Income

Other income consists of non-recurring miscellaneous income items which are not related to our segments’ primary business activities. Other income includes items such as gains (losses) on sale of non-productive assets such as excess real estate and dividends from miscellaneous investments. In 2004, other income included a $6 non-recurring gain related to the settlement of a contract matter with an outside third party and a $2 gain on the sale of our equity interest in an insurance investment.

Research and Development

Research and development expenses include wages, employee benefits and material costs used in the search, design and development of new products and processes and in the improvement and enhancements of existing products and processes. These costs are expensed as incurred.

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

Short-Term Investments

Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We have classified our marketable equity securities as available-for-sale which are reported at fair market value with unrealized gains and losses included in Accumulated Other Comprehensive Loss net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Realized gains and losses on sales of investments, as determined on the specific identification method and declines in value of securities judged to be other-than-temporary are included in Other Income in the Consolidated Statements of Operations. Interest and dividends on all securities are included in Interest Income and Other Income, respectively.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost (primarily operating supplies, spare parts and maintenance parts) and first-in, first-out (FIFO) (primarily inventory of foreign subsidiaries) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Start-up costs are expensed as incurred.

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003, we recorded an asset and a liability of $42 (of which $7 and $35 were in current liabilities and noncurrent liabilities, respectively) to reflect the cost of retirement obligations related to our former operating facilities ($22, pretax), certain hazardous waste units at operating plant sites ($15, pretax), and our Indianapolis facility ($5, pretax). Since these sites did not generate revenue as of January 1, 2003, we recorded the accumulated amortization of the associated asset retirement costs on these same assets, which resulted in an after-tax charge of $25 ($0.44 per share), upon the adoption of SFAS No. 143. Certain other asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated. The annual incremental expense resulting from the adoption of SFAS No. 143 amounted to $1 in 2004 and 2003. In the fourth quarter of 2004, we sold our Indianapolis facility which alleviated our remaining asset retirement obligation, which we recorded in accordance with the adoption of SFAS 143 in 2003. This reduction decreased operating expenses by $3 in 2004.

The balances of our asset retirement obligation as of December 31 are as follows:

	2004	2003
Current liability	$3	$7
Non-current liability	35	34

	$38	$41

The pro forma effect of SFAS No. 143, as if it had been adopted for 2002, is as follows:

Income Statement Adjustments:
Net loss as reported	$(31)
Effect of adoption	(1)

Net loss	$(32)

Per share (diluted) as reported	$(0.63)
Effect of adoption	$(0.02)

Total	$(0.65)

Balance Sheet Adjustments:
Asset retirement obligation liability	$38

Comprehensive Income (Loss)

We calculated comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated Other Comprehensive Loss at December 31, 2004 includes cumulative translation losses of $4 ($6 at December 31, 2003), minimum pension liability, net of tax of $268 ($245 at December 31, 2003) and other unrealized losses (gains), net of tax, of $1 ($(4) at December 31, 2003). We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

Goodwill

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and other intangibles are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates and comparable company trading multiples. An impairment would be recorded based on the estimated fair value. No impairment charges were recorded for 2004, 2003 or 2002.

Other Assets

Other assets at December 31, 2004 and 2003 included intangible assets of $11 and $12 and miscellaneous long-term assets of $13 and $12, respectively. Intangible assets at December 31, 2004 and 2003 included a trademark of $10, which is not subject to amortization, and other intangibles of $1 and $2, respectively, which are amortized over their respective useful lives (primarily 5 years) on a straight-line basis. Amortization expense was $1 in 2004, $1 in 2003 and $2 in 2002. The trademark is reviewed for impairment in accordance with SFAS No. 142. Miscellaneous long-term assets also includes investments in non-consolidated affiliates.

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

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets, if based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Derivative Financial Instruments

As required by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” we use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. The hedge accounting treatment provides for the deferral of gains or losses (reflected in Other Comprehensive Loss) on derivative instruments until such time as the related transactions occur.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2004 and 2003 we had forward contracts to buy foreign currencies with a face value of $2 and no forward contracts to sell foreign currencies. The fair market value of the forward contracts to buy at December 31, 2004 and 2003 approximated the carrying value. The counterparty to the forward contracts is a major financial institution. The risk of loss to us in the event of nonperformance by the counterparty would not be significant to our financial position or results of operations. Foreign currency exchange gains (losses), net of taxes, were less than $(1) in 2002 and less than $1 in 2004 and 2003. At December 31, 2004, we had open positions in futures contracts totaling $36 (2003—$23). If the futures contracts had been settled on December 31, 2004, we would have recognized a gain of $3. Gains (losses) on futures contracts, net of taxes, were $8 in 2004, $(1) in 2003 and $1 in 2002.

We use cash flow hedges of certain raw materials and energy costs such as copper, zinc, lead and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding debt obligations. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in achieving offsetting changes in fair value of cash flows of the asset or liability being hedged.

At December 31, 2004 and 2003, Accumulated Other Comprehensive Loss included a pretax gain in fair value of $3 and $8 respectively. In addition, the unfavorable ineffective portion of changes in fair value resulted in a less than $1, $2 and $1 charge to earnings for the years ended December 31, 2004, 2003 and 2002, respectively. Offsetting the above, there were in 2004, assets totaling $17 (2003—$19) and liabilities of $14 (2003—$13).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The effect on operating results of items not qualifying for hedge accounting for the years 2004, 2003 and 2002 was not material to earnings.

Concentration of Credit Risk

Accounts receivable is the principal financial instrument, which subjects us to a concentration of credit risk. Credit is extended based upon the evaluation of a customer’s financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to receivables are somewhat limited due to our large number of customers, the diversity of these customers’ businesses and the geographic dispersion of such customers. The majority of our accounts receivable are derived from sales denominated in U.S. dollars. We maintain an allowance for doubtful accounts based upon the expected collectibility of all trade receivables.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities. At December 31, 2004, the estimated fair value of debt was $364 (2003—$382), which compares to debt recorded on the balance sheet of $313 and $341 at December 31, 2004 and 2003, respectively. The estimated fair values of currency forward contracts are based on quoted market prices for contracts with similar terms.

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Gains and losses are amortized over the group’s service lifetime, to the extent they fall outside of a corridor designed to dampen annual volatility. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the operations statement effects of pensions or non-pension postretirement benefit plans are earned in, and should follow, the same pattern.

One of the key assumptions for the net periodic pension calculation is the expected long-term rate of return on plan assets, used to determine the “market-related value of assets.” (The “market-related value of assets” recognizes differences between the plan’s actual return and expected return over a five year period). The required use of an expected long-term rate of return on the market-related value of plan assets may result in a recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. As differences between actual and expected returns are recognized over five years, they generate gains and losses that are subject to amortization over the average remaining service life of the group, as described in the preceding paragraph.

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

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA). The Act introduced a federal subsidy to sponsors of retiree health care benefit plans that provided a benefit that is at least the actuarial equivalent to Medicare Part D. We recognized the savings on the measure of the Accumulated Postretirement Benefit Obligation or net periodic benefit cost as a result of DIMA. The savings were de minimis. These financial statements and accompanying notes reflect the effects of the Act on our benefit plans.

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

Pro forma net income (loss) and income (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. We had no compensation expense for stock options granted during each of the years from 2002 through 2004. The fair value of each option granted during 2004, 2003 and 2002 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 4.32% in 2004, 5.21% in 2003 and 4.97% in 2002, risk-free interest rate of 3.70% in 2004, 3.05% in 2003 and 4.27% in 2002, expected volatility of 40% in 2004, 40% in 2003 and 31% in 2002 and an expected life of 7 years. The fair value of options granted during 2004, 2003, and 2002 was $5.37, $3.83 and $5.16, respectively. The following table shows the difference between reported and pro forma net income (loss) and income (loss) per share as if we had recorded compensation expense for the stock options granted during the year.

	2004	2003	2002
Net Income (Loss):
As reported	$55	$(24)	$(31)
Stock-based employee compensation expense, net of tax	2	2	3

Pro forma	$53	$(26)	$(34)

Per Share Data:
Basic and Diluted
As Reported	$0.80	$(0.42)	$(0.63)
Proforma	0.77	(0.45)	(0.68)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This pronouncement revises the accounting treatment for stock-based compensation. It establishes standards for the accounting transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). It requires that we will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Based upon the prospective adoption of SFAS No. 123 (Revised 2004), the pretax impact for the second half of 2005 is expected to approximate $2.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement becomes effective for fiscal periods beginning after June 15, 2005. It is expected that this statement will not have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. This Statement amends exceptions for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance as previously allowed under Accounting Principles Board Opinion No. 29. This statement becomes effective for the fiscal periods beginning after June 15, 2005. It is expected that this statement will not have a material effect on our financial statements.

EARNINGS PER SHARE

Basic and diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. The effect of stock options of 0.3 million in 2003 and 0.2 million in 2002 have not been included in the 2003 and the 2002 diluted loss per share as their effect would have been anti-dilutive.

Computation of Income (Loss) per Share	2004	2003	2002
Income (loss) from continuing operations	$51	$—	$(31)
Discontinued Operations:
Income from discontinued operations, net	1	1	—
Gain on disposal of discontinued operations, net	3	—	—
Cumulative effect of accounting change, net	—	(25)	—

Net income (loss)	$55	$(24)	$(31)

Basic shares	68.2	58.3	49.4

Basic Income (Loss) per Share:
Income (loss) from continuing operations	$0.74	$0.01	$(0.63)
Income from discontinued operations, net	0.01	0.01	—
Gain on disposal of discontinued operations	0.05	—	—
Accounting change, net	—	(0.44)	—

Net income (loss)	$0.80	$(0.42)	$(0.63)

Diluted shares:
Basic shares	68.2	58.3	49.4
Stock options	0.2	—	—

Diluted shares	68.4	58.3	49.4

Diluted Income (Loss) per Share:
Income (loss) from continuing operations	$0.74	$0.01	$(0.63)
Income from discontinued operations, net	0.01	0.01	—
Gain on disposal of discontinued operations, net	0.05	—	—
Accounting change, net	—	(0.44)	—

Net income (loss)	$0.80	$(0.42)	$(0.63)

TRADE RECEIVABLES

Allowance for doubtful accounts was $9 and $8 at December 31, 2004 and 2003, respectively. Provisions charged to operations were $1 in 2004, $4 in 2003 and $2 in 2002. Bad debt write-offs, net of recoveries, were none in 2004, $4 in 2003, and $1 in 2002.

INVENTORIES

	2004	2003
Supplies	$34	$35
Raw materials	134	82
Work in process	119	122
Finished goods	90	77

	377	316
LIFO reserves	(120)	(77)

Inventory, net	$257	$239

Inventories valued using the LIFO method comprised 80% and 81% of the total inventories at December 31, 2004 and 2003, respectively. If the FIFO method of inventory accounting had been used, inventories would have been approximately $120 and $77 higher than that reported at December 31, 2004 and 2003, respectively.

PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	2004	2003
Land and improvements to land	10-20 Years	$60	$58
Buildings and building equipment	10-25 Years	220	218
Machinery and equipment	3-12 Years	1,496	1,479
Leasehold improvements		3	3
Construction in progress		47	38

Property, plant and equipment		1,826	1,796
Less accumulated depreciation		1,348	1,301

Property, plant and equipment, net		$478	$495

Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $115 in 2004, $106 in 2003 and $105 in 2002.

INVESTMENTS—AFFILIATED COMPANIES

We have a 50% ownership interest in Sunbelt Chlor Alkali Partnership and Yamaha-Olin Metal Corporation, both of which are accounted for using the equity method of accounting. Combined financial positions and results of operations of these two equity-basis affiliates in their entirety were as follows:

	100% Basis
	2004	2003	2002
Condensed Balance Sheet Data:
Current assets	$49	$41
Noncurrent assets	126	137
Current liabilities	25	27
Noncurrent liabilities	146	158

Condensed Income Statement Data:
Net sales	182	160	117
Gross profit	54	49	19
Net income (loss)	26	21	(9)

The amount of cumulative unremitted earnings of the joint ventures was $4 at December 31, 2004. In 2004, 2003 and 2002, there were no distributions from Yamaha-Olin Metal Corporation. We received distributions from Sunbelt Chlor Alkali Partnership totaling $7, $18 and $32 in 2004, 2003 and 2002, respectively. We did not make any contributions in 2004. We made contributions of $14 and $39 in 2003 and 2002, respectively.

In accounting for our ownership interest in the Sunbelt joint venture, we adjust the reported operating results for additional depreciation expense in order to conform the Sunbelt joint venture’s plant and equipment useful lives to ours. The additional depreciation expense reduced our share of Sunbelt’s operating results by approximately $3 in 2004, 2003 and 2002. Finally, we provide various administrative, management and logistical services to the Sunbelt joint venture for which we received fees totaling $7 in 2004 and $6 in 2003 and 2002.

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

Beginning on December 22, 2002 and each year thereafter until maturity of the Sunbelt Notes in 2017, our Sunbelt joint venture is required to repay approximately $12 of the Notes, of which approximately $6 is attributable to the Series O Notes. After the payment of $6 on the Series O Notes in December 2004, our guarantee of these notes was $79. In the event our Sunbelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the Sunbelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the Sunbelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the Sunbelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

DEBT

Credit Facility

On July 30, 2004, we entered into a new five-year senior revolving credit facility of $160, including a sublimit for letters of credit, which will expire on July 30, 2009. At December 31, 2004, we had $113 available under this senior revolving credit facility. We issued $47 of letters of credit under a subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. We may select various floating rate borrowing options. The senior credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

Long-Term Debt

	2004	2003
Notes payable:
6.5%, due 2013	$11	$11
7.11%, due 2005	50	50
7.3%, due 2006	1	1
9.125%, due 2011	209	210
Industrial development and environmental improvement obligations:
Payable at variable interest rates of 2.34%, due 2005	—	1
Payable at fixed interest rates of 6.0% to 6.75%, due 2005-2017	42	68

Total senior debt	313	341
Amounts due within one year	52	27

Total long-term debt	$261	$314

As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered swaps valued at approximately $132 , as disclosed below, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflected the swap activity related to certain debt obligations as of December 31, 2004:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2004 Floating Rate
9.125%, due 2011	$50	December 2001	6.155%
9.125%, due 2011	$30	February 2002	6.0 - 7.0%(a)
9.125%, due 2011	$25	March 2002	6.0 - 7.0%(a)
Industrial development and environmental improvement obligations at fixed rates of 6.0%-6.75% due 2005-2017	$21	March 2002	2.429%
	$6	March 2002	2.569%

(a)	Actual rate is set in arrears. We project it will fall within the range shown.

We have designated the interest rate swaps as fair value hedges of the risk of changes in the value of our fixed rate debt due to changes in interest rates, for a portion of our fixed rate borrowings under SFAS No. 133. Accordingly, the interest rate swaps have been recorded at their fair market value of $12 at December 31, 2004 and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the 9.125% Notes ($9) and the Industrial Environmental Improvement Obligations ($3). No gain or loss has been recorded as the swaps meet the criteria of SFAS 133 to qualify for hedge accounting treatment with no ineffectiveness. These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $5 in 2004 and $6 in 2003, respectively, and a decrease in pretax loss of $5 in 2002. The difference between interest paid and interest received is included as an adjustment to interest expense. A settlement of the fair market value of the interest rate swaps as of December 31, 2004 would result in a gain of $12. The counterparty to these interest rate swap contracts is a major financial institution. Our loss in the event of nonperformance by the counterparty would not be significant to our financial position or results of operations.

In January 2003, we renegotiated our $11 note due 2005. The maturity date was extended to 2013 and the interest rate was reduced from 7.75% to 6.5%, effective January 1, 2003.

Annual maturities of long-term debt are $52 in 2005, $1 in 2006, $2 in 2007, $8 in 2008, none in 2009 and a total of $250 thereafter.

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

Obligations and Funded Status

	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligation	2004	2003	2004	2003
Benefit obligation at beginning of year	$1,534	$1,393	$82	$82
Service cost	16	17	2	1
Interest cost	93	93	5	5
Actuarial loss	58	135	11	8
Curtailment	1	—	—	—
Benefits paid	(104)	(104)	(15)	(14)

Benefit obligation at end of year	$1,598	$1,534	$85	$82

	Pension Benefits
Change in Plan Assets	2004	2003
Fair value of plans’ assets at beginning of year	$1,077	$967
Actual return on plans’ assets	137	207
Employer contributions	173	7
Benefits paid	(104)	(104)

Fair value of plans’ assets at end of year	$1,283	$1,077

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Funded status	$(315)	$(457)	$(85)	$(82)
Unrecognized actuarial (gain) loss	482	459	52	44
Unrecognized prior service cost	25	28	(2)	(3)

Net amount recognized	$192	$30	$(35)	$(41)

At December 31, 2004 and 2003, the benefit obligation of the qualified pension plans was $1,537 and $1,478, respectively; and the fair value of the assets of the qualified pension plans was $1,283 and $1,077, respectively. At December 31, 2004 and 2003, the benefit obligation of the non-qualified pension plans was $61 and $56, respectively. Benefit payments under current assumptions for the qualified plans are projected to be approximately $96 each year for the next five years. Benefit payments for the non-qualified pension plans are expected to be as follows: 2005—$6; 2006—$11; 2007—$3; 2008—$3; and 2009—$3.

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$231	$70	$—	$—
Intangible asset in prepaid pension cost	27	31	—	—
Accrued benefit liability in other liabilities	(505)	(471)	(35)	(41)
Accumulated other comprehensive income	439	400	—	—

Net amount recognized	$192	$30	$(35)	$(41)

	December 31,
Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets	2004	2003
Projected benefit obligation	$1,598	$1,534
Accumulated benefit obligation	$1,553	1,472
Fair value of plan assets	$1,283	1,077

	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Income)	2004	2003	2002	2004	2003	2002
Service cost	$16	$17	$14	$2	$1	$1
Interest cost	93	93	91	5	5	6
Expected return on plans’ assets	(118)	(112)	(115)	—	—	—
Amortization of prior service cost	6	5	6	—	—	—
Recognized actuarial loss	14	2	1	3	3	1
Curtailment	1	—	—	—	—	—

Net periodic benefit cost (income)	$12	5	$(3)	$10	$9	$8

Additional Information
Increase in minimum liability included in other comprehensive loss (pretax)	$39	$32	$360

	Pension Benefits		Other Postretirement Benefits
Weighted-Average Assumptions Used to Determine Benefit Obligation	2004	2003	2004	2003
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	3.3%	4.5%	N/A	N/A

Decreasing the discount rate by 0.25% from 2003 to 2004 resulted in an increase of approximately 3% in the Accumulated Benefit Obligation and the Projected Benefit Obligation under our pension plans.

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost	Pension Benefits		Other Postretirement Benefits
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on assets	9.0%	9.0%	N/A	N/A
Rate of compensation increase	3.3%	4.5%	N/A	N/A

	Other Postretirement Benefits
Assumed Health Care Cost Trend Rates for Pre-65 Retirees	2004	2003
Health care cost trend rate assumed for next year	9.0%	9.5%
Rate that the cost trend rate gradually declines to	4.5%	4.5%
Year that the rate reaches the ultimate rate	2010	2010

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest costs	$—	$—
Effect on postretirement benefit obligation	5	(5)

Plan Assets

Our pension plan asset allocation at December 31, 2004 and 2003, by asset class is as follows:

	Percentage of Plan Assets
	2004	2003
Asset Class
U.S. Equities	43%	52%
Non-U.S. Equities	18	18

Total Equities	61	70
Fixed Income/Cash	25	28
Alternative Investments	14	2

Total	100%	100%

The U.S. Equities asset class includes our common stock in the amounts of $15 (1% of total plan assets) at December 31, 2003. The Alternative Investments asset class includes real estate partnerships, strategic partnerships, private equity investments and commodities and absolute return funds. The Alternative Investment class has been increased to help minimize risk and increase returns by utilizing a broader group of assets.

A master trust was established by our pension plan to accumulate funds required to meet benefit payments of our plan and is administered solely in the interest of our plan’s participants and their beneficiaries. The master trust’s investment horizon is long term. Its assets are managed by professional investment managers or invested in professionally managed investment vehicles.

The master trust’s investment objective is to maximize the long-term total rate of return on assets within the limits of applicable fiduciary standards dictated by the Employee Retirement Income Security Act of 1974, as amended. Risk is managed by diversifying assets across asset classes whose return patterns are not highly correlated, investing in passively and actively managed strategies and in value and growth styles, and by periodic rebalancing of asset classes, strategies and investment styles to objectively set targets.

The following target allocation and ranges have been set for each asset class:

	Target Allocation	Target Range
Asset Class
U.S. Equities	40%	37 – 43%
Non-U.S. Equities	17	15 – 19

Total Equities	57	52 – 62
Fixed Income/Cash	30	22 – 38
Alternative Investments	13	10 – 16

Ranges recognize the tendency of trends to persist and are designed to minimize transactions costs associated with rebalancing. Asset class target allocations are reviewed periodically and adjusted as appropriate.

For our qualified pension plans, we currently project that no contributions will be required until 2008. We may elect to make selective voluntary contributions, when appropriate, between now and 2008. We expect to make payments of $9 for each of the next five years under the provisions of our other postretirement benefit plans.

INCOME TAXES

Components of Pretax Income (Loss)	2004	2003	2002
Domestic	$75	$2	$(30)
Foreign	4	2	3

Income (loss) before taxes and cumulative effect of accounting change	$79	$4	$(27)

Components of Income Tax Provision (Benefit)
Currently payable:
Federal	$(27)	$—	$(18)
State	(4)	2	—
Foreign	1	2	2

	(30)	4	(16)
Deferred	58	—	20

Income tax provision	$28	$4	$4

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

Effective Tax Rate Reconciliation (Percent)	2004	2003	2002
Statutory federal tax rate	35.0	35.0	35.0
Foreign rate differential	—	34.1	(2.0)
Export tax incentive	—	(7.7)	1.5
Company-owned life insurance programs	—	(4.2)	(37.6)
Dividends paid to ESOP	(1.5)	(18.2)	7.4
Provision for prior year taxes	—	—	(26.1)
State income taxes, net	3.6	17.9	5.8
Non-deductible portion of restructuring charge	—	15.4	—
Change in valuation allowance	—	8.2	(2.3)
Equity income of foreign affiliates	(0.5)	(6.9)	1.2
Foreign dividend	1.3	—	—
Change in tax contingencies	(3.0)	—	—
Other, net	0.9	2.9	1.5

Effective tax rate	35.8	76.5	(15.6)

Components of Deferred Tax Assets and Liabilities	2004	2003
Deferred tax assets:
Pension and postretirement benefits	$115	$158
Environmental reserves	35	36
Accrued liabilities	58	49
Minimum tax credits	13	17
Federal and state net operating losses	61	31
Other miscellaneous items	14	12

Total deferred tax assets	296	303
Valuation allowance	(9)	(5)

Net deferred tax assets	287	298

Deferred tax liabilities:
Property, plant and equipment	96	83
Capital loss	68	87
Other miscellaneous items	9	33

Total deferred tax liabilities	173	203

Net deferred tax asset	$114	$95

As described under the accounting policy on asset retirement obligations, in 2003 we recorded a $25 after-tax charge for the adoption of SFAS No. 143. The pretax charge was $42 and the related tax benefit was $17. The after-tax charge was recorded as the cumulative effect of accounting change in the Consolidated Statements of Operations.

The deferred tax provision for 2004, 2003 and 2002 does not reflect the tax effect of $1 in 2004 and $3 in 2003 resulting from hedging activity under SFAS No. 133 and $18 in 2002 resulting from the acquisition of Chase. For the year 2004, 2003 and 2002, the deferred tax provision does not reflect $15, $12 and $140, respectively, resulting from additional minimum pension liability adjustment required by SFAS No. 87, “Employers Accounting for Pensions.”

Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized.

At December 31, 2004, we had federal net operating loss (NOLs) carryforwards of approximately $113 that are available to offset future consolidated taxable income and expire from 2018 to 2024. We believe that it is more likely than not that these NOLs will be available to reduce future income tax liabilities based upon estimated future taxable income and the reversal of temporary differences in future periods.

At December 31, 2004, we had deferred tax benefits of $4 relating to capital loss carryforwards of approximately $10 remaining from our acquisition of Chase that are available to offset future consolidated capital gains and expire in 2005. We believe that it is likely that the related tax benefits of the capital loss carryforwards will not be realized. At December 31, 2004, there was a $4 valuation allowance against the deferred tax benefits. As the valuation allowance was established at acquisition through purchase accounting, any subsequent recognition of the tax benefit of such capital loss utilization will be a reduction to the goodwill associated with the Chase acquisition. In 2004, a portion of the gain on the sale of Olin Aegis was a capital gain, and the tax was offset by capital loss carryforwards acquired with the Chase business. The utilization of these loss carryforwards resulted in a $2 reduction in the goodwill recorded as part of the Chase acquisition.

We also have minimum tax credit carryforwards of approximately $10, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

At December 31, 2004, we had federal tax benefits of $2 relating to foreign tax credits. We believe that it is more likely than not that the related tax benefits of the foreign tax credits will not be realized. At December 31, 2004, there was a valuation allowance of $2 against the deferred tax benefits.

At December 31, 2004, we had deferred state tax benefits of $10 relating to state net operating loss carryforwards of approximately $247, which are available to offset future state taxable income through 2022. Due to uncertainties regarding realization of the tax benefits, a valuation allowance of $3 has been applied against the deferred state tax benefits at December 31, 2004.

At December 31, 2004, our share of the cumulative undistributed earnings of foreign subsidiaries was approximately $11. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since we intend to continue to reinvest indefinitely these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distribution or sale.

We disclosed in our 2003 Form 10-K that we were accepted to participate in the IRS settlement initiative pertaining to tax issues related to our benefits liability management company. In addition, we disclosed a settlement with the IRS relative to our COLI program. In the third quarter of 2004, a final settlement agreement was reached with the IRS on these and certain other outstanding issues related to tax audits covering the 1992 through 2000 tax years. In connection with these settlements, we made payments in the second quarter of 2004 of approximately $40 million. These payments resolved all open issues regarding our benefits liability management company and our COLI program. As we disclosed previously, these tax issues had been recorded as a liability prior to 2002. In the third quarter of 2004, the income tax provision included a $2 million reduction in income tax expense associated with the finalization, in the third quarter of 2004, of the settlement of certain issues related to income tax audits for the years 1992-2000.

We are currently subject to an ongoing audit by the IRS in connection with our Federal tax return for the years 2001 and 2002 and have closed all tax years through 2000. However, we are currently contesting various issues before the Appeals Division of the IRS with respect to the years 1996 through 2000. Depending on the outcome of these audits, we may be required to pay additional taxes, and any additional taxes and related interest could be substantial. We have reserved amounts which we believe will be sufficient for any adverse outcome. The timing of any such payments is uncertain.

The American Jobs Creation Act (AJCA), signed into law in October 2004, makes a number of changes to the income tax laws which will affect us in future years. The most significant change for us is a new deduction for qualifying domestic production activity, which replaces the current extraterritorial income exclusion. As a result of AJCA, we expect a modest decline in our effective tax rate as the qualifying domestic production activity deduction is phased in over the next six years. The AJCA also provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to the United States. If certain conditions are met, a 5.25% effective tax rate would apply to eligible repatriations of certain foreign earnings. We are currently evaluating these provisions and are awaiting interpretive guidance relating to these regulations from the Treasury Department. At the current date, we have not determined that we will repatriate any unremitted foreign earnings under the special one-time provision of the AJCA.

ACCRUED LIABILITIES

Included in accrued liabilities are the following items:

	2004	2003
Accrued compensation and payroll taxes	$38	$30
Environmental (current portion only)	28	26
Accrued employee benefits	17	17
Workers compensation	19	15
Other	50	40

	$152	$128

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees. Through October 16, 2003, we matched eligible employee contributions in the form of Olin common stock. Effective October 17, 2003, company matching contributions are invested in the same investment allocation as the employee’s contribution. Our matching contributions amounted to $3 in 2004 and 2003 and $5 in 2002. Effective January 1, 2003, we suspended the match on most salaried employees’ contributions. The matching contributions were re-instated for salaried employees beginning January 2005, contingent upon our performance.

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

STOCK OPTIONS

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Options granted under the 1996 Stock Option Plan and the 2003, 2000, and the 1991 Long Term Incentive Plans vest over three years. In 2004, two forms of long-term incentive awards were given, stock options representing one-half of the aggregate value of the long term incentive award opportunity, and performance share awards making up the other half. The option price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term. The other half of the individual long term incentive award takes the form of performance shares. At the end of a three-year performance cycle, participants receive a performance share award denominated in shares of our stock, paid half in shares and half in cash, based on Olin’s average annual return on capital in relation to the average annual return on capital among the S&P MidCap 400 companies. In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which represented fair value. Options for 926,775 shares were outstanding at December 31, 2004. These options have a term of 120 months and vest in 119 months, and can vest early, but only if the stock price increases to $28 per share or more for 10 days in any 30 calendar day period.

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

Stock option transactions are as follows:

				Exercisable
	Shares	Option Price Per Share	Weighted Average Option Price Per Share	Options	Weighted Average Exercise Price
Outstanding at January 1, 2002	5,636,272	$12.72 – $27.17	$20.68
Granted	706,700	16.10 – 18.39	16.17
Chase Acquisition	917,691	6.25 – 33.86	15.99
Exercised	(174,069)	10.42 – 18.97	15.76
Canceled	(196,777)	11.72 – 28.06	19.99

Outstanding at December 31, 2002	6,889,817	6.25 – 33.86	19.73	4,857,457	$20.47

Granted	761,000	15.35 – 17.35	15.36
Exercised	(444,608)	6.25 – 17.70	12.40
Canceled	(120,881)	13.34 – 28.06	23.02

Outstanding at December 31, 2003	7,085,328	6.25 – 33.86	19.67	4,833,666	$20.84

Granted	677,900	18.52	18.52
Exercised	(744,121)	6.25 – 18.97	14.42
Canceled	(137,002)	10.42 – 28.06	23.17

Outstanding at December 31, 2004	6,882,105	$6.25 – $33.86	$20.05	4,583,856	$21.19

At December 31, 2004 and 2003, the average exercise period for all outstanding options was 60 months and 64 months, respectively. The following table provides certain information with respect to stock options exercisable at December 31, 2004:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Under $18.00	1,201,750	$15.78	1,919,232	$15.71
$18.00 – $24.00	1,239,049	$19.01	2,819,816	$18.88
Over $24.00	2,143,057	$25.49	2,143,057	$25.49

	4,583,856		6,882,105

At December 31, 2004, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase
1996 Stock Option Plan	3,131,797	142,719
2000 Long Term Incentive Plan	2,083,545	406,423
2003 Long Term Incentive Plan	1,700,000	871,528

	6,915,342	1,420,670	(1)

1988 Stock Option Plan (plan expired)	325,966	—
1991 Long Term Incentive Plan (plan expired)	734,315	—
Chase Benefit Plans (assumed in acquisition)	205,225	—
Options Available for only Arch Chemicals Employees	598,160	—

	1,863,666	—

Total under stock option plans	8,779,008	1,420,670

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase

1997 Stock Plan for Non-employee Directors	192,696	69,058
Employee Deferral Plan	56,531	46,479
Monarch Brass & Copper Corp. Deferral Plan	500,000	500,000

Total under stock purchase plans	749,227	615,537

(1) consists of stock options of 669,288 shares and stock awards of 751,382 shares.

Under the stock purchase plans, our employees or non-employee directors may defer certain elements of their compensation, and former employees of Monarch may periodically transfer amounts of their compensation deferred at the time we acquired Monarch into shares of our common stock based on fair market value of the shares at the time of deferral. Non-employee directors annually receive stock grants as a portion of their director compensation. Of the shares reserved under the stock purchase plans at December 31, 2004, approximately 134,000 shares were committed.

SHAREHOLDERS’ EQUITY

In February 2004, we issued and sold 10 million shares of common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $178. In March 2002, we issued and sold 3,302,914 shares of common stock at a public offering price of $17.50. Net proceeds from this sale were approximately $56.

During 2004 and 2003, we issued 793,778 and 915,159 shares of common stock with a total value of $14 and $18, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contribution and re-invested dividends.

During 2002, we used $3 to repurchase 144,157 shares of our common stock, respectively. There were no share repurchases in 2004 and 2003. Under programs previously approved by our board of directors, approximately 154,000 shares remained to be repurchased as of December 31, 2004.

In December 2002, we registered $400 of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. After the issuance of 10 million shares of common stock in February 2004, $220 was available for issuance at December 31, 2004.

Other Comprehensive Income (Loss) included an unrealized loss on marketable securities in 2004 and unrealized gains and losses, net of tax on hedging transactions. The unrealized gains (losses) were reported in Other Comprehensive Loss, net of reclassification adjustments, and were not significant to our financial results or financial position for the periods presented. The following represents the reclassification adjustments included in Other Comprehensive Income (Loss).

	2004	2003	2002
Unrealized gains (losses):
Marketable securities	$—	$—	$—
Hedging transactions	—	4	(1)

	—	4	(1)

Reclassification adjustments:
Marketable securities	—	—	(1)
Hedging transactions	(4)	1	2

	(4)	1	1

Net unrealized gain (loss)	$(4)	$5	$—

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

SEGMENT INFORMATION

We define segment income as income (loss) before interest expense, interest income, other income, and income taxes, and include the results of non-consolidated affiliates. Consistent with the guidance in SFAS 131, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Our management considers the Sunbelt Chlor Alkali Partnership to be an integral component of the Chlor Alkali Products segment and Yamaha-Olin Metal Corporation to be an integral component of the Metals segment. Each are engaged in the same business activity as the segment, including joint or overlapping marketing, management, manufacturing and technology development functions. Inter-segment sales of $37, $36 and $30 for the years 2004, 2003 and 2002, respectively representing the sale of ammunition cartridge cups to Winchester from Metals have been eliminated from Metals segment sales.

	2004	2003	2002
Sales:
Metals	$1,230	$854	$668
Chlor Alkali Products	448	400	321
Winchester	319	303	283

Total sales	$1,997	$1,557	$1,272

Income (loss) before taxes from continuing operations:
Metals	$50	$9	$19
Chlor Alkali Products	83	63	(24)
Winchester	22	22	16
Corporate/Other	(58)	(43)	(18)
Restructuring Charges	(10)	(31)	—
Interest Expense	20	20	26
Interest Income	2	1	3
Other Income	10	3	3

Income (loss) before taxes from continuing operations	$79	$4	$(27)

Earnings (loss) of non-consolidated affiliates
Metals	$1	$1	$1
Chlor Alkali Products	9	7	(8)

Total earnings (loss) of non-consolidated affiliates	$10	$8	$(7)

Depreciation and amortization expense:
Metals	$39	$41	$37
Chlor Alkali Products	24	29	37
Winchester	8	9	11
Corporate/Other	2	2	2

Total depreciation and amortization expense	$73	$81	$87

	2004	2003	2002

Capital spending:
Metals	$17	$21	$17
Chlor Alkali Products	29	27	20
Winchester	8	5	4
Corporate/Other	1	1	—

Total capital spending	$55	$54	$41

Assets:
Metals	$711	$679	$720
Chlor Alkali Products	215	195	195
Winchester	154	140	135
Corporate/Other	538	418	360

Total consolidated assets	$1,618	$1,432	$1,410

Investments & advances to (from) affiliated companies at equity:
Metals	$12	$10	$8
Chlor Alkali Products	(21)	(21)	(19)

Total investments & advances (from)—affiliated companies	$(9)	$(11)	$(11)

Segment assets include only those assets which are directly identifiable to an operating segment and do not include such items as cash, deferred taxes and other assets. All goodwill, which is associated with its acquisitions, is included in the assets of the Metals segment. Assets of the Corporate/Other segment includes primarily such items as cash and cash equivalents, deferred taxes, prepaid pension costs, other assets and the net assets of discontinued operations.

Geographic Data:	2004	2003	2002
Sales
United States	$1,917	$1,507	$1,217
Foreign	80	50	55
Transfers between areas
United States	33	26	21
Foreign	1	1	1
Eliminations	(34)	(27)	(22)

Total sales	$1,997	$1,557	$1,272

Assets
United States	$1,547	$1,372	$1,356
Foreign	59	50	50
Investments	12	10	8
Eliminations	—	—	(4)

Total assets	$1,618	$1,432	$1,410

Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $72, $66, and $49 in 2004, 2003 and 2002, respectively.

ACQUISITIONS

In November 2004, we acquired certain assets of Metal Foils LLC for approximately $3. Metal Foils was a distributor of aluminum, stainless steel, and copper products and was located in Willoughby, OH. The acquisition has been accounted for using the purchase method of accounting and has been included in the Metals segment. As part of the agreement, we could have additional consideration payments through 2009, which are contingent on shipments of aluminum products to specifically identified customers and are not guaranteed.

On September 27, 2002, we completed our acquisition of Chase with the issuance of approximately 9.8 million shares of our common stock for 100% of the outstanding stock of Chase. The aggregate purchase price was approximately $178, representing an average price of $18.11 per share. The acquisition has been accounted for using the purchase method of accounting and for segment reporting purposes, was included in the Metals segment. The results of Chase, which have been included in the accompanying financial statements since the date of the acquisition, were approximately $15 in 2004 (twelve months), $8 in 2003 (twelve months) and $2 in 2002 (three months).

The following table includes the estimated fair value of the assets acquired and the liabilities assumed at the dates of acquisitions. Based on valuations done at the acquisition date of Metal Foils’ assets, $1 was assigned to goodwill, which is not subject to amortization. Based on valuations prepared at the acquisition date of Chase’s fixed assets and certain intangible assets (trademark), $40 was assigned to goodwill and $10 was assigned to trademark, which are not subject to amortization.

Supplemental cash flow information on the Metal Foils and Chase acquisitions is as follows:

	2004	2002
Cash	$—	$13
Working capital	1	9
Property, plant and equipment	1	135
Goodwill	1	40
Intangible asset (trademark)	—	10
Other, net	—	(29)

Net assets acquired	$3	$178

The following unaudited pro forma condensed results of operations for the year ended December 31, 2002 reflect the Chase acquisition as if it had occurred on January 1, 2002, the beginning of the fiscal period presented.

2002
Sales	$1,481
Net loss	(24)
Net loss per common share:
Basic and diluted	$(0.43)

RESTRUCTURING CHARGES

On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. By the end of the year, we had completed the relocation of a portion of our corporate services personnel from Norwalk, CT to our Main Office Building in East Alton, IL. We also established our new corporate headquarters in nearby Clayton, which is in St. Louis County, MO, for logistical and other reasons. The relocation of the corporate offices was accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. The headquarters relocation was completed by the end of 2004. As a result, we expect the efficiencies of being substantially co-located with the Brass and Winchester businesses to result in corporate personnel being reduced by approximately forty percent, with total projected annual savings of approximately $6 million by 2006. As a result of the relocation, we incurred costs of approximately $10 ($8.9, $0.5, and $0.7 in the first quarter, third quarter, and fourth quarter, respectively) in 2004. We expect to incur an additional $1 of costs in 2005. This restructuring charge included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services for all effected employees. The sale of the Indianapolis facility in November 2004 resulted in a reduction of a previously established reserve related to our Indianapolis restructuring of $0.5, which reduced the fourth quarter restructuring charge to $0.2.

In the first quarter of 2003, we made a decision to close our manufacturing plant in Indianapolis, IN. The Indianapolis facility ceased operations on February 14, 2003. The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people. Production at the Indianapolis strip mill has been consolidated within our East Alton, IL facility. While the Indianapolis strip mill had been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with the capacity additions at East Alton lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29. In addition, we recorded in the fourth quarter of 2003, a pretax restructuring charge of $2 primarily for the write down of certain non-U.S. assets, netted with a reduction of a previously established reserve related to our Indianapolis restructuring. In November 2004, we sold the Indianapolis facility.

The major portion of the 2003 restructuring charges was a non-cash charge ($25) related to the loss on disposal or write-off of equipment and facilities, and goodwill. The balance of the restructuring charges related to severance and job-related benefit costs. At the Indianapolis facility, approximately 190 employees were terminated, while nine employees were transferred to the East Alton facility. In addition to the closing of the Indianapolis facility, the Metals segment had determined that further cost reductions were necessary due to continuing depressed economic conditions. Approximately 55 employees were terminated to reduce headcount through a combination of a reduction-in-force program in Metals and the relocation of the segment’s New Haven, Connecticut metals research laboratory activities to two existing manufacturing locations.

The following table summarizes the major components of the 2004 and 2003 charges and the remaining balances as of December 31, 2004:

	2004 Restructuring Charge	Amounts Utilized	Accrued Restructuring Costs
Employee severance and job related benefits	$8	$(1)	$7
Pension curtailment	1	(1)	—
Relocation and outplacement services	1	(1)	—

	$10	$(3)	$7

	2003 Restructuring Charge	Amounts Utilized	Accrued Restructuring Costs
Write-off of assets (including $2 of goodwill)	$25	$(25)	$—
Employee severance and job related benefits	6	(6)	—

	$31	$(31)	$—

The majority of the remaining balance of $7 of the 2004 restructuring charge is expected to be paid out in 2005.

DISCONTINUED OPERATIONS

On June 11, 2004, we sold our Olin Aegis business to HCC Industries, Inc. The company received proceeds of $17, which resulted in a pretax gain on the sale of $6 (net of taxes of $3). The disposal of the assets and operations of Olin Aegis represented the disposal of a component of an entity within our Metals business segment. Consequently, the financial data related to Olin Aegis is classified in the consolidated financial statements as a discontinued operation for all periods presented.

The operating results of discontinued operations were as follows:

	2004	2003	2002
Net sales	$12	$29	$29
Income (loss) from operations before taxes	1	2	—
Gain on sale of discontinued operations	6	—	—

Income (loss) before taxes	7	2	—
Income tax provision (benefit)	3	1	—

Net income (loss)	$4	$1	$—

The major classes of assets and liabilities classified as net assets of discontinued operations of our Olin Aegis business at December 31, 2003 were as follows:

2003
Accounts receivable, net	$3
Inventory	4
Property, plant and equipment, net	5

Total assets associated with assets held for sale	12
Accounts payable and accrued liabilities	1
Net assets of discontinued operations	$11

ENVIRONMENTAL

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $5 at December 31, 2004. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts were material to operating results in 2004, 2003, and 2002 and may be material to net income in future years. Such pretax charges to income were $23, $20 and $15 in 2004, 2003, and 2002 respectively. These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. The 2004 increase in environmental charges to income was primarily attributable to additional liabilities for alleged groundwater contamination at a former plant site. The 2003 increase in environmental charges to income was primarily attributable to additional liabilities for alleged groundwater contamination at a former plant site and the cleanup of potential contaminants in the soil at an offsite disposal area.

Our estimated environmental liability at the end of 2004 was attributable to 60 sites, 15 of which were USEPA National Priority List (NPL) sites. Ten sites accounted for approximately 77% of such liability and, of the remaining 50 sites, no one site accounted for more than 2% of our environmental liability. One of these ten sites is in the investigatory stage of the remediation process. In this stage, remedial investigation and feasibility studies are being conducted by us and a Record of Decision (ROD) or its equivalent has not been issued. At one of the ten sites, a ROD or its equivalent has been issued by a responsible state agency and we are engaged in performing the remedial measures required by that ROD and part of that site is subject to a remedial investigation. At four of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage. The four remaining sites are in long-term OM&M. All ten sites are either associated with past manufacturing operations or former waste disposal sites. None of the ten largest sites represents more than 15% of the liabilities reserved on our consolidated balance sheet at December 31, 2004 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $100 at December 31, 2004, and $93 at December 31, 2003, of which $72 and $67 were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $100 included on our consolidated balance sheet at December 31, 2004 for future environmental expenditures, we currently expect to utilize $68 of the reserve for future environmental expenditures over the next 5 years, $14 for expenditures 6 to 10 years in the future, and $18 for expenditures beyond 10 years in the future.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $25 to $30 over the next several years, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2004, we estimate we may have additional contingent environmental liabilities of $50 in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

We lease certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Virtually none of our lease agreements contain escalation clauses or step rent provisions. Total rent expense charged to operations amounted to $28 in 2004, $30 in 2003 and $29 in 2002 (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004 are as follows; $23 in 2005; $22 in 2006; $20 in 2007; $16 in 2008; $12 in 2009 and a total of $57 thereafter.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 regardless of the sulfur dioxide purchased. Commitments related to this agreement are approximately $2 per year for each year of 2005 through 2011 and $1 in 2012. This supply agreement expires in 2012.

We and our subsidiaries are defendants in various legal actions (including proceedings based on alleged exposures to asbestos and perchlorate) incidental to our past and current business activities. While we believe that none of these legal actions will materially adversely affect our financial position, in light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine whether the financial impact, if any of these matters will be material to our results of operations.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the clean-up and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies” and therefore do not record a gain contingency and recognize revenue until it is earned and realizable. At December 31, 2004 and 2003, we have not recorded a gain contingency in the consolidated financial statements.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

2004	First Quarter(1)	Second Quarter	Third Quarter(1)	Fourth Quarter(1)	Year(1)
Sales	$483	$507	$520	$487	$1,997
Cost of goods sold	432	465	458	410	1,765
Income (loss) from continuing operations	3	6	19	23	51
Discontinued operations (2):
Income from discontinued operations, net	—	1	—	—	1
Gain on disposal of discontinued operations, net	—	3	—	—	3
Net income	3	10	19	23	55
Basic and diluted income per common share:
Income (loss) from continuing operations	0.04	0.09	0.27	0.32	0.74
Income from discontinued operations, net	—	0.01	—	—	0.01
Gain on disposal of discontinued operations, net	—	0.05	—	—	0.05
Net income (loss)	0.04	0.15	0.27	0.32	0.80
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(3)
High	20.51	18.99	20.24	22.99	22.99
Low	16.37	15.20	15.93	18.18	15.20

2003
Sales	$383	$389	$407	$378	$1,557
Cost of goods sold	339	343	360	340	1,382
Income (loss) from continuing operations before accounting change	(14)	8	6	—	—
Income from discontinued operations, net (2)	—	1	—	—	1
Cumulative effect of accounting change, net	(25)	—	—	—	(25)
Net income (loss)	(39)	9	6	—	(24)
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations before accounting change	(0.23)	0.14	0.10	—	0.01
Income from discontinued operations, net	—	0.01	—	0.01	0.01
Cumulative effect of accounting change, net	(0.44)	—	—	—	(0.44)
Net income (loss)	(0.67)	0.15	0.10	0.01	(0.42)
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock (3)
High	20.00	19.70	19.00	20.53	20.53
Low	14.97	16.40	15.82	15.79	14.97

(1)	Operating results for the 2004 first quarter, third quarter and fourth quarter included pretax Restructuring Charges of $8.9, $0.5 and $0.2, respectively, for the relocation of the corporate headquarters. Operating results for the 2003 first quarter and fourth quarter included pretax Restructuring Charges of $29 and $2, respectively, for the shutdown of our Indianapolis Brass mill and certain other actions. Operating results in the 2003 first quarter included an after-tax charge of $25 for the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(2)	In the second quarter of 2004, we sold Olin Aegis and recognized an after-tax gain on disposal of $3. The disposal of the assets and operations of Olin Aegis represented the disposal of a component of an entity within our Metals business segment. Consequently, the financial data related to Olin Aegis is classified in the consolidated financial statements as a discontinued operation for all periods presented. In our previously-filed Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004, we did not report Olin Aegis as a discontinued operation. Olin Aegis is presented as a discontinued operation in the above quarterly data table and in our consolidated financial statements enclosed in this Form 10-K.

(3)	New York Stock Exchange composite transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that, during the quarter, our management implemented a procedure to test each of our non-consolidated affiliates, including Sunbelt Chlor Alkali Partnership, to determine whether any non-consolidated affiliate is significant enough to Olin that applicable SEC rules would require inclusion of certain separate financial statements of that affiliate in our SEC filings.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate the biographical information relating to our Directors under the heading “Item 1-Election of Directors” in our Proxy Statement relating to our 2005 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. See also the list of executive officers following Item 4 of this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “What are the committees of the Board” under the heading “Additional Information Regarding the Board of Directors” in our Proxy Statement. We incorporate information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “Miscellaneous-How can I directly nominate a Director for election to the Board at the 2006 Annual Meeting?” and “Additional Information Regarding the Board of Directors-What is Olin’s Director Nomination Process?” by reference in this Report.

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

We incorporate the information concerning holdings of our common stock by certain beneficial owners contained under the heading “Certain Beneficial Owners” in our Proxy Statement and the information concerning beneficial ownership of our common stock by our directors and officers under the heading “Security Ownership of Directors and Officers” and the information concerning our equity compensation plans under the heading “Equity Compensation Plan Information” in our Proxy Statement by reference in this Report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We incorporate the information concerning the accounting fees and services of our independent auditors, KPMG under the heading “Item 4—Proposal to Ratify Appointment of Independent Auditors” in our Proxy Statement by reference in this Report.

PART IV

Item 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements

Consolidated financial statements of the registrant are included in Item 8 above.

2.	Financial Statement Schedules

Schedules containing separate financial statements of Sunbelt Chlor Alkali Partnership are set forth beginning on page S-1 immediately following the signature page in the copy of this annual report filed with the SEC. Separate consolidated financial statements of our other 50% or less owned subsidiaries accounted for by the equity method are not summarized herein and have been omitted because, in the aggregate, they would not constitute a significant subsidiary.

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the consolidated financial statements and notes thereto.

3.	Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(z) below.

3	(a)	Olin’s Restated Articles of Incorporation as amended effective May 8, 1997—Exhibit 3(a) to Olin’s Form 10-Q for the quarter ended June 30, 2003.*
	(b)	By-laws of Olin as amended effective July 30, 2003—Exhibit 3(b) to Olin’s Form 10-Q for the quarter ended June 30, 2003.*
4	(a)	Articles of Amendment designating Series A Participating Cumulative Preferred Stock, par value $1 per share—Exhibit 2 to Olin’s Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*
	(b)	Rights Agreement dated as of February 27, 1996 between Olin and Chemical Mellon Shareholder Services, LLP, Rights Agent—Exhibit 1 to Olin’s Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*
	(c)	Form of Senior Debt Indenture between Olin and Chemical Bank—Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental Indenture dated as of March 18, 1994 between Olin and Chemical Bank—Exhibit 4(c) to Registration Statement No. 33-52771 and Second Supplemental Indenture dated as of December 11, 2001 between Olin and JPMorgan Chase Bank, formerly known as Chemical Bank—Exhibit 4 to Form 8-K dated December 20, 2001.*
	(d)	Credit Agreement dated as of July 30, 2004 among Olin and the banks named therein—Exhibit 4(d) to Olin’s Form 10-Q for the quarter ended June 30, 2004.*
	(e)	9.125% Senior Note Due 2011—Exhibit 4(f) to Olin’s Form 10-K for 2001.*

We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

10	(a)	1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended through January 30, 2003—Exhibit 10(a) to Olin’s Form 10-K for 2002.*
	(b)	Employee Deferral Plan as amended and restated effective as of January 30, 2003—Exhibit 10(b) to Olin’s Form 10-K for 2002.*
	(c)	Olin Senior Executive Pension Plan amended as of July 27, 2000—Exhibit 10(d) to Olin’s Form 10-Q for the quarter ended September 30, 2000.*
	(d)	Olin Supplemental Contributing Employee Ownership Plan as amended through October 31, 2003-Exhibit 10(d) to Olin’s Form 10-K for 2003.*
	(e)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
	(f)	Form of executive agreement between Olin and certain executive officers dated November 1, 2002—Exhibit 10(f) to Olin’s Form 10-K for 2002.*
	(g)	Form of executive agreement between Olin and certain executive officers-Exhibit 99.1 to Olin’s Form 8-K dated January 28, 2005.*
	(h)	Form of executive change-in-control agreement between Olin and certain executive officers-Exhibit 99.2 to Olin’s Form 8-K dated January 28, 2005.*
	(i)	Olin 1991 Long Term Incentive Plan, as amended through January 30, 2003—Exhibit 10(g) to Olin’s Form 10-K for 2002.*

	(j)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended effective January 26, 2005—Exhibit 99.3 to Olin’s Form 8-K dated January 28, 2005.*
	(k)	Olin Senior Management Incentive Compensation Plan, as amended through January 26, 2005-Appendix B to Olin’s 2005 Proxy Statement dated March 15, 2005.*
	(l)	Description of Restricted Stock Unit Awards granted under the 2000 Long Term Incentive Plan—Exhibit 10(m) to Olin’s Form 10-K for 2001.*
	(m)	Description of Restricted Stock Unit Awards granted under the 2003 Long Term Incentive Plan.
	(n)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
	(o)	Olin Supplementary and Deferral Benefit Pension Plan restated as of February 8, 1999—Exhibit 10(s) to Olin’s Form l0-Q for the quarter ended March 31, 1999.*
	(p)	Olin Corporation 2000 Long Term Incentive Plan as amended through January 30, 2003—Exhibit 10(n) to Olin’s Form 10-K for 2002.*
	(q)	Olin Corporation 2003 Long Term Incentive Plan—Exhibit 10(o) to Olin’s Form 10-K for 2002.*
	(r)	2001 Performance Share Program—Exhibit 10(w) to Olin’s Form 10-Q for quarter ended March 31, 2001.*
	(s)	2004 Performance Share Program.
	(t)	2005 Performance Share Program.
	(u)	Chase Industries Inc. 1994 Long-Term Incentive Plan, as amended as of May 14, 1997 and First Amendment effective as of November 19, 1999—Exhibit 10.5 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.7 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
	(v)	Chase Industries Inc. 1997 Non-Employee Director Stock Option Plan, as amended May 26, 1998 and First Amendment effective as of November 19, 1999—Exhibit 10.6 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.9 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
	(w)	D. W. Griffin Letter Agreement dated January 31, 2003—Exhibit 10(t) to Olin’s Form 10-K for 2002.*
	(x)	Form of Voluntary Employment Separation Agreement and Release with certain executive officers-Exhibit 10(u) to Olin’s Form 10-K for 2003.*
	(y)	Letter Agreement with G. H. Pain dated January 29, 2004-Exhibit 10(v) to Olin’s Form 10-K for 2003.*
	(z)	Limited Waiver of Executive Agreement Provisions with G. H. Pain.
	(aa)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999— Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
	(bb)	Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated August 23, 1996—Exhibit 99.1 to Olin’s Form 8-K dated December 3, 2001.*
	(cc)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.2 to Olin’s Form 8-K dated December 3, 2001.*
	(dd)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.3 to Olin’s Form 8-K dated December 3, 2001.*
	(ee)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated April 30, 1998—Exhibit 99.4 to Olin’s Form 8-K dated December 3, 2001.*
	(ff)	Amendment to Partnership Agreement between Olin Sunbelt, Inc. and 1997 Chloralkali Venture Inc. dated January 1, 2003—Exhibit 10(aa) to Olin’s Form 10-K for 2002.*
	(gg)	Note Purchase Agreement dated December 22, 1997 between the Sunbelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(hh)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(ii)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
11		Computation of Per Share Earnings (included in the Note—”Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8.)
12		Computation of Ratio of Earnings to Fixed Charges (unaudited).
21		List of Subsidiaries.
23.1		Consent of KPMG LLP.
23.2		Consent of Ernst & Young.
31.1		Section 302 Certification Statement of Chief Executive Officer.
31.2		Section 302 Certification Statement of Chief Financial Officer.
32		Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.

Any of the foregoing exhibits are available from the Company by writing to: Mr. George H. Pain, Vice President, General Counsel and Secretary, Olin Corporation, 190 Carondelet Plaza, Suite 1530, Clayton, MO 63105-3443.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2005

OLIN CORPORATION

By	/S/ JOSEPH D. RUPP
Joseph D. Rupp President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	President and Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2005

/s/ DONALD W. GRIFFIN Donald W. Griffin	Director	March 9, 2005

/s/ JAMES G. HASCALL James G. Hascall	Director	March 9, 2005

/s/ WILLIAM W. HIGGINS William W. Higgins	Director	March 9, 2005

/s/ VIRGINIA A. KAMSKY Virginia A. Kamsky	Director	March 9, 2005

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director and Chairman of the Board	March 9, 2005

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	March 9, 2005

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	March 9, 2005

/s/ ANTHONY W. RUGGIERO Anthony W. Ruggiero	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 9, 2005

/s/ JOHN E. FISCHER John E. Fischer	Vice President, Finance and Controller (Principal Accounting Officer)	March 9, 2005

AUDITED FINANCIAL STATEMENTS

SUNBELT CHLOR ALKALI PARTNERSHIP

December 31, 2004

SUNBELT CHLOR ALKALI PARTNERSHIP

AUDITED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

The Partners

SunBelt Chlor Alkali Partnership

We have audited the accompanying balance sheets of SunBelt Chlor Alkali Partnership as of December 31, 2004 and 2003, and the related statements of operations, partners’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SunBelt Chlor Alkali Partnership at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

February 11, 2005

A Member Practice of Ernst & Young Global

SUNBELT CHLOR ALKALI PARTNERSHIP

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash	$22,609	$11,600
Receivable from Oxy Vinyls, LP	7,261,416	3,427,331
Receivables from partners	8,429,290	6,388,811
Inventories	2,111,018	2,482,776
Prepaids and other current assets	1,116,377	959,720

Total current assets	18,940,710	13,270,238
Property, plant, and equipment, net	124,415,109	134,187,252
Deferred financing costs, net	1,041,922	1,122,069

Total assets	$144,397,741	$148,579,559

Liabilities and partners’ deficit
Current liabilities:
Amounts payable to partners	$5,811,337	$6,557,559
Current portion of long-term debt	12,187,500	12,187,500

Total current liabilities	17,998,837	18,745,059
Long-term debt	146,250,000	158,437,500
Partners’ deficit	(19,851,096)	(28,603,000)

Total liabilities and partners’ deficit	$144,397,741	$148,579,559

See notes to financial statements.

SUNBELT CHLOR ALKALI PARTNERSHIP

Statements of Operations

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues	$105,764,129	$97,021,661	$65,158,183
Operating costs and expenses:
Cost of sales	45,281,281	41,699,987	38,945,085
Depreciation and amortization	14,150,729	13,632,976	13,426,621
Administrative and general	10,701,137	9,744,589	9,688,129

	70,133,147	65,077,552	62,059,835

Operating income	35,630,982	31,944,109	3,098,348
Interest expense	(12,336,188)	(13,217,344)	(14,098,500)
Interest income	161,168	69,215	—

Net income (loss)	$23,455,962	$18,795,980	$(11,000,152)

See notes to financial statements.

SUNBELT CHLOR ALKALI PARTNERSHIP

Statements of Partners’ Deficit

For the Years Ended December 31, 2004, 2003 and 2002

	Partners		Total
	Olin SunBelt Inc.	1997 Chlor Alkali Venture, Inc.
Balance at December 31, 2001	$(21,122,607)	$(21,122,607)	$(42,245,214)
Cash contributions by partners	38,682,831	38,682,831	77,365,662
Cash distributions to partners	(31,833,245)	(31,833,245)	(63,666,490)
Net loss	(5,500,076)	(5,500,076)	(11,000,152)

Balance at December 31, 2002	(19,773,097)	(19,773,097)	(39,546,194)
Cash contributions by partners	10,883,627	14,069,753	24,953,380
Asset contributions by partner	3,186,126	–	3,186,126
Cash distributions to partners	(17,996,146)	(17,996,146)	(35,992,292)
Net income	9,397,990	9,397,990	18,795,980

Balance at December 31, 2003	(14,301,500)	(14,301,500)	(28,603,000)
Cash distributions to partners	(7,352,029)	(7,352,029)	(14,704,058)
Net income	11,727,981	11,727,981	23,455,962

Balance at December 31, 2004	$(9,925,548)	$(9,925,548)	$(19,851,096)

See notes to financial statements.

SUNBELT CHLOR ALKALI PARTNERSHIP

Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Operating activities
Net income (loss)	$23,455,962	$18,795,980	$(11,000,152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,070,581	13,552,828	13,346,472
Amortization	80,148	80,148	80,148
Loss on disposal of assets	289,883	134,897	520,924
Changes in assets and liabilities:
Receivable from Oxy Vinyls, LP	(3,834,085)	1,477,074	(4,360,275)
Receivables from partners	(2,040,479)	(156,701)	3,143,046
Inventories	371,758	323,839	(225,287)
Amounts payable to partners	(746,222)	313,383	(272,559)
Prepaid expenses and other current assets	(156,657)	(707,898)	(42,198)

Net cash provided by operating activities	31,490,889	33,813,550	1,190,119
Investing activities
Purchases of property, plant, and equipment	(4,588,322)	(10,575,538)	(2,764,252)
Proceeds on sale of property, plant, and equipment	—	—	62,146

Net cash used in investing activities	(4,588,322)	(10,575,538)	(2,702,106)
Financing activities
Cash contributions by partners	—	24,953,380	77,365,662
Cash distributions to partners	(14,704,058)	(35,992,292)	(63,666,490)
Principal payments on long-term debt	(12,187,500)	(12,187,500)	(12,187,500)

Net cash (used in) provided by financing activities	(26,891,558)	(23,226,412)	1,511,672

Net increase (decrease) in cash	11,009	11,600	(315)
Cash at beginning of year	11,600	—	315

Cash at end of year	$22,609	$11,600	$—

See notes to financial statements.

SUNBELT CHLOR ALKALI PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

1. Organization

SunBelt Chlor Alkali Partnership (the Partnership) was formed on August 23, 1996 under a Partnership Agreement, between 1997 Chlor Alkali Venture, Inc. and Olin SunBelt Inc. (the Partners). 1997 Chlor Alkali Venture, Inc. is a wholly owned subsidiary of PolyOne Corporation (formerly The Geon Company) and Olin SunBelt Inc. is a wholly owned subsidiary of the Olin Corporation. Each of the Partners has a 50% interest in the Partnership. The Agreement provides that the capital investment of the Partners will be maintained and the Partnership’s income or loss will be allocated to the Partners based on their ownership interest percentages.

The Partnership was formed for the purpose of construction and operation of a Chlor-Alkali facility. The facility, which is located in McIntosh, Alabama produces chlorine, caustic soda and hydrogen.

2. Significant Accounting Policies

Cash and Cash Equivalent

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant, and Equipment and Depreciation

Property, plant, and equipment are carried at cost. Major renewals and betterments are capitalized. Maintenance and repair expenditures which do not improve or extend the life of the respective assets are expensed as incurred. Depreciation for all plant and equipment is computed using the straight-line method over their estimated useful lives. The ranges of estimated useful lives are as follows:

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

Risks and Uncertainties

Since the Partnership’s major products are commodities, significant changes in the prices of chemical products could have a significant impact on the results of operations for any particular period. The Partnership had one major chlorine customer, OxyVinyls LP, during the periods presented, which accounted for 58.3%, 53.7%, and 47.3% of total sales for the years ended December 31, 2004, 2003, and 2002, respectively.

3. Inventories

Inventories are comprised as follows:

	December 31
	2004	2003
Finished goods	$521,364	$738,369
Parts	1,589,654	1,744,407

	$2,111,018	$2,482,776

4. Property Plant, and Equipment

Property, plant, and equipment is comprised as follows:

	December 31
	2004	2003
Land and land improvements	$4,862,826	$4,862,826
Building	3,507,389	3,242,600
Machinery and equipment	200,964,285	197,859,987
Construction in process	3,968,774	3,728,585

	213,303,274	209,693,998
Less allowance for depreciation	88,888,165	75,506,746

	$124,415,109	$134,187,252

5. Transactions With Affiliates

The Partnership has various management service agreements, dated August 23, 1996, with the Olin Corporation. These agreements, which include compensation for managing the facility, an asset utilization fee, a fleet fee and a distribution fee, have terms from five to ten years with five year price adjustment renewals. Charges for these services were approximately $7,199,412, $6,813,237 and $6,423,396 for 2004, 2003, and 2002, respectively, and have been included within administrative and general expenses in the statement of operations. The Partnership also received contributions from its partners totaling $28,139,506 and $77,365,662 in 2003 and 2002, respectively, which were used for working capital purposes and to pay for costs incurred in constructing the production facility. The cash policy was changed during 2003 to not make distributions to the partners until the cash balance was sufficient to cover both the principal payment and the interest expense for the year. Contributions from the partners were discontinued with this policy change and the manufacturing costs were paid from receipts. The Partnership made distributions to its partners totaling $14,704,058, $35,992,292 and $63,666,490 in 2004, 2003, and 2002, respectively.

In accordance with the Partnership Operating Agreement, the majority of chlorine produced by the Partnership is sold to Oxy Vinyls LP, which is 24% owned by PolyOne Corporation. The remaining chlorine and all of the caustic soda produced by the Partnership is marketed and distributed by the Olin Corporation.

6. Long - Term Debt

On December 23, 1997, the Partnership borrowed $195,000,000 in a private placement of debt. The debt is secured by the property, plant, equipment, and inventory of the Partnership. The term of the loan is 20 years at an interest rate of 7.23%. The first principal payment of $12,187,500 was paid on December 22, 2002 with equal annual payments due through December 22, 2017. Interest payments are payable semi-annually in arrears on each June 22 and December 22. Interest payments totaled $12,336,188, $13,217,344, and 14,098,500 in 2004, 2003, and 2002, respectively. The debt is guaranteed by the Partners.

7. Leases

The Partnership has operating leases for certain property, machinery, and equipment. At December 31, 2004, future minimum lease payments under noncancelable operating leases are as follows:

2005	$633,845
2006	622,345
2007	588,220
2008	305,280
2009	251,460
Thereafter	—

Total minimum future lease payments	$2,401,150

Rent expense was approximately $599,720, $557,260, and 114,300 for the years ended December 31, 2004, 2003, and 2002 respectively.

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