Form 10-Q
period 2005-03-31
OLIN CORP
filed 2005-05-06
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-1070

Olin Corporation

(Exact name of registrant as specified in its charter)

Virginia	13-1872319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 Carondelet Plaza, Suite 1530, Clayton, MO	63105-3443
(Address of principal executive offices)	(Zip Code)

(314) 480-1400

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

As of April 30, 2005, there were outstanding 71,172,822 shares of the registrant’s common stock.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31, 2005	December 31, 2004	March 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$156.8	$147.3	$185.8
Accounts Receivable, Net	307.5	242.9	257.8
Inventories, Net	263.6	256.5	246.1
Current Deferred Income Taxes	31.2	47.1	33.2
Other Current Assets	13.0	18.8	14.1

Total Current Assets	772.1	712.6	737.0
Property, Plant and Equipment (less Accumulated Depreciation of $1,362.5, $1,348.1 and $1,317.2)	468.4	478.0	483.8
Prepaid Pension Costs	257.8	257.8	224.7
Deferred Income Taxes	65.0	67.4	97.0
Other Assets	32.1	23.8	29.8
Goodwill	74.6	78.3	79.5
Net Assets of Discontinued Operations	—	—	10.9

Total Assets	$1,670.0	$1,617.9	$1,662.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$51.9	$52.0	$9.7
Accounts Payable	130.6	117.7	140.7
Income Taxes Payable	0.4	0.3	48.4
Accrued Liabilities	155.7	151.5	143.4

Total Current Liabilities	338.6	321.5	342.2
Long-Term Debt	257.5	260.7	318.8
Accrued Pension Liability	508.6	505.2	472.6
Other Liabilities	176.9	174.6	177.5

Total Liabilities	1,281.6	1,262.0	1,311.1

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120.0 Shares; Issued and Outstanding of 71.1, 70.6 and 69.3 Shares	71.1	70.6	69.3
Additional Paid-In Capital	668.4	659.5	637.6
Accumulated Other Comprehensive Loss	(273.2)	(273.3)	(244.4)
Accumulated Deficit	(77.9)	(100.9)	(110.9)

Total Shareholders’ Equity	388.4	355.9	351.6

Total Liabilities and Shareholders’ Equity	$1,670.0	$1,617.9	$1,662.7

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Sales	$560.9	$482.9
Operating Expenses:
Cost of Goods Sold	473.9	432.1
Selling and Administration	38.8	32.3
Research and Development	1.2	1.0
Restructuring Charges	0.3	8.9
Other Operating Income	8.2	—

Operating Income	54.9	8.6
Earnings of Non-consolidated Affiliates	8.6	0.5
Interest Expense	5.4	5.0
Interest Income	1.2	0.5
Other Income	0.1	0.5

Income from Continuing Operations before Taxes	59.4	5.1
Income Tax Provision	22.2	2.3

Income from Continuing Operations	37.2	2.8
Income from Discontinued Operations, Net	—	0.1

Net Income	$37.2	$2.9

Basic and Diluted Income per Common Share:
Income from Continuing Operations	$0.52	$0.04
Income from Discontinued Operations, Net	—	—

Net Income	$0.52	$0.04

Dividends per Common Share	$0.20	$0.20
Average Common Shares Outstanding:
Basic	70.8	64.1
Diluted	71.4	64.4

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2004	59.0	$59.0	$464.3	$(246.8)	$(100.0)	$176.5
Comprehensive Income:
Net Income	—	—	—	—	2.9	2.9
Translation Adjustment	—	—	—	0.9	—	0.9
Net Unrealized Gains	—	—	—	1.5	—	1.5

Comprehensive Income	—	—	—	—	—	5.3
Dividends Paid:
Common Stock ($0.20 per share)	—	—	—	—	(13.8)	(13.8)
Common Stock Issued for:
Stock Options Exercised	0.1	0.1	1.5	—	—	1.6
Employee Benefit Plans	0.2	0.2	3.6	—	—	3.8
Cash	10.0	10.0	168.0	—	—	178.0
Other Transactions	—	—	0.2	—	—	0.2

Balance at March 31, 2004	69.3	$69.3	$637.6	$(244.4)	$(110.9)	$351.6

Balance at January 1, 2005	70.6	$70.6	$659.5	$(273.3)	$(100.9)	$355.9
Comprehensive Income:
Net Income	—	—	—	—	37.2	37.2
Translation Adjustment	—	—	—	(1.3)	—	(1.3)
Net Unrealized Gains	—	—	—	1.4	—	1.4

Comprehensive Income	—	—	—	—	—	37.3
Dividends Paid:
Common Stock ($0.20 per share)	—	—	—	—	(14.2)	(14.2)
Common Stock Issued for:
Stock Options Exercised	0.3	0.3	5.0	—	—	5.3
Employee Benefit Plans	0.2	0.2	3.6	—	—	3.8
Other Transactions	—	—	0.3	—	—	0.3

Balance at March 31, 2005	71.1	$71.1	$668.4	$(273.2)	$(77.9)	$388.4

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Income from Continuing Operations	$37.2	$2.8
Adjustments to Reconcile Income from Continuing Operations to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(8.6)	(0.5)
Other Operating Income – Gain on Disposition of Property, Plant & Equipment	(8.2)	—
Depreciation and Amortization	17.5	18.1
Deferred Income Taxes	22.0	(35.0)
Qualified Pension Plan Contribution	—	(125.0)
Qualified Pension Plan Expense	5.6	1.8
Common Stock Issued under Employee Benefit Plans	0.7	0.7
Change in:
Receivables	(64.6)	(75.6)
Inventories	(7.1)	(7.3)
Other Current Assets	5.8	(4.6)
Accounts Payable and Accrued Liabilities	17.1	33.5
Income Taxes Payable	0.1	37.3
Other Assets	(0.3)	—
Other Noncurrent Liabilities	0.4	2.7
Other Operating Activities	1.7	0.9

Cash Provided by (Used for) Continuing Operations, Net	19.3	(150.2)
Income from Discontinued Operations, Net	—	0.1

Net Operating Activities	19.3	(150.1)

Investing Activities
Capital Expenditures	(12.1)	(7.2)
Investments and Advances—Affiliated Companies at Equity	(2.6)	0.9
Disposition of Property, Plant and Equipment	12.6	0.6
Other Investing Activities	(1.3)	0.9

Net Investing Activities	(3.4)	(4.8)

Financing Activities
Long-Term Debt Repayments	(0.6)	(18.0)
Issuance of Common Stock	3.1	181.1
Stock Options Exercised	5.3	1.6
Dividends Paid	(14.2)	(13.8)

Net Financing Activities	(6.4)	150.9

Net Increase (Decrease) in Cash and Cash Equivalents	9.5	(4.0)
Cash and Cash Equivalents, Beginning of Period	147.3	189.8

Cash and Cash Equivalents, End of Period	$156.8	$185.8

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Financial Statements

(Tabular amounts in millions, except per share data)

(Unaudited)

1.	Olin Corporation is a Virginia corporation, incorporated in 1892. We are a manufacturer concentrated in three business segments: Metals, Chlor Alkali Products, and Winchester. Metals, with its principal manufacturing facilities in East Alton, IL and Montpelier, OH, produces and distributes copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip. Chlor Alkali Products, with four U.S. manufacturing facilities, produces chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products, and potassium hydroxide. Winchester, with its principal manufacturing facility in East Alton, IL, produces sporting ammunition, reloading components, small caliber military ammunition, and industrial cartridges.

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies, and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications were made to prior year amounts to conform to the 2005 presentation.

2.	Accounts receivable, net includes allowance for doubtful accounts of $9.0 million, $8.6 million and $8.7 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Provisions charged to operations were $0.3 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively.

3.	Inventory consists of the following:

	March 31, 2005	December 31, 2004	March 31, 2004
Supplies	$33.6	$34.2	$34.9
Raw materials	135.1	133.3	92.2
Work in process	129.0	118.8	141.4
Finished goods	107.2	89.9	80.6

	404.9	376.2	349.1
LIFO reserve	(141.3)	(119.7)	(103.0)

Inventory, net	$263.6	$256.5	$246.1

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average cost (primarily operating supplies, spare parts, and maintenance parts) and first-in, first-out (FIFO) (primarily inventory of foreign subsidiaries) methods. Elements of costs in inventories include raw materials, direct labor, and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2005, reflect certain estimates relating to inventory quantities and costs at December 31, 2005. If the FIFO method of inventory accounting had been used, inventories would have been approximately $141.3 million, $119.7 million and $103.0 million higher than that reported at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

4.	Basic and diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 2005 and 2004 reflect the dilutive effect of stock options.

	Three Months Ended March 31,
	2005	2004
Computation of Basic Income per Share
Income from continuing operations	$37.2	$2.8
Income from discontinued operations, net	—	0.1

Net income	$37.2	$2.9

Basic shares	70.8	64.1

Basic Income per Share:
Income from continuing operations	$0.52	$0.04
Income from discontinued operations, net	—	—

Net income	$0.52	$0.04

Computation of Diluted Income per Share
Income from continuing operations	$37.2	$2.8
Income from discontinued operations, net	—	0.1

Net income	$37.2	$2.9

Diluted shares:
Basic shares	70.8	64.1
Stock options	0.6	0.3

Diluted shares	71.4	64.4

Diluted Income per Share:
Income from continuing operations	$0.52	$0.04
Income from discontinued operations, net	—	—

Net income	$0.52	$0.04

5.	We are party to various governmental and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $4.4 million and $6.3 million for the three months ended March 31, 2005 and 2004, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2004 and are expected to be material to operating results in 2005. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $100.8 million at March 31, 2005, $99.8 million at December 31, 2004 and $95.1 million at March 31, 2004 of which $72.8 million, $71.8 million, and $69.1 million were classified as other noncurrent liabilities, respectively.

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

6.	The Board of Directors in April, 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the first three months of 2005 and 2004. At March 31, 2005, 154,076 shares remain authorized to be purchased.

7.	On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $178.0 million and were used to make a voluntary contribution of $125.0 million to our pension plan. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35.5 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

We issued approximately 0.3 million and 0.1 million shares with a total value of $5.3 million and $1.6 million, representing stock options exercised for the three months ended March 31, 2005 and 2004, respectively. In addition, for the three months ended March 31, 2005 and 2004, we issued approximately 0.2 million shares with a total value of $4.1 million and $4.2 million, respectively, in connection with our Contributing Employee Ownership Plan and our deferred compensation programs.

8.	Other operating income may include items such as gains (losses) on disposition of property, plant, equipment, insurance recoveries and other miscellaneous operating items. Other operating income for the three months ended March 31, 2005, included the gains on the disposition of two real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transaction represented the disposition of land associated with a former manufacturing plant. These dispositions generated net cash proceeds of $12.2 million, resulting in a pretax gain of $8.2 million. A portion of the gain on these dispositions is a capital gain, and the tax will be offset by capital loss carryforwards acquired with the Chase business. The utilization of these carryforwards resulted in a $3.7 million reduction in the goodwill recorded as part of the Chase acquisition and had no impact on the effective tax rate.

9.	We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $15.2 million and $9.5 million for the three months ended March 31, 2005 and 2004, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	Three Months Ended March 31,
	2005	2004
Sales:
Metals	$333.9	$308.3
Chlor Alkali Products	143.7	99.9
Winchester	83.3	74.7

Total Sales	$560.9	$482.9

Income from Continuing Operations before Taxes:
Metals(1)	$13.7	$14.6
Chlor Alkali Products (1)	58.6	10.4
Winchester	3.4	6.1
Corporate/Other:
Pension (Expense) Income(2)	(1.0)	2.0
Environmental Provision	(4.4)	(6.3)
Other Corporate and Unallocated Costs	(14.7)	(8.8)
Restructuring Charges	(0.3)	(8.9)
Other Operating Income	8.2	—
Interest Expense	(5.4)	(5.0)
Interest Income	1.2	0.5
Other Income	0.1	0.5

Income from Continuing Operations before Taxes	$59.4	$5.1

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended March 31,
	2005	2004
Metals	$0.2	$0.4
Chlor Alkali	8.4	0.1

Earnings of Non-Consolidated Affiliates	$8.6	$0.5

(2)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

10.	Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003, we recorded a liability of $41.5 million (of which $7.0 million and $34.5 million were in current liabilities and noncurrent liabilities, respectively). Certain asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated.

The balances of our asset retirement obligation are as follows:

	March 31, 2005	December 31, 2004	March 31, 2004
Current liability	$3.2	$3.2	$6.3
Noncurrent liability	35.5	35.2	34.9

	$38.7	$38.4	$41.2

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies the definition of conditional asset retirement obligations used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are continuing to evaluate the effect of this interpretation on our financial statements; however, we currently believe that this interpretation will not have a material effect on our financial statements.

11.	On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. By the end of 2004, we had completed the relocation of a portion of our corporate services personnel from Norwalk, CT to our Main Office Building in East Alton, IL. We also established our new corporate headquarters in nearby Clayton, which is in St. Louis County, MO, for logistical and other reasons. The relocation of the corporate offices was accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. The headquarters relocation was completed by the end of 2004. We expect the efficiencies of being substantially co-located with the Brass and Winchester businesses will result in corporate personnel being reduced with total projected annual savings of approximately $6 million by 2006. Restructuring charges of $0.3 million and $8.9 million were recorded for the three months ended March 31, 2005 and 2004, respectively. An additional $1.2 million of restructuring charges were recorded during the balance of 2004. We expect to incur approximately $0.7 million of expense during the balance of 2005. The corporate restructuring charges included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services for all affected employees. At March 31, 2005, we have utilized $6.5 million of the total restructuring charge recorded of $10.4 million.

12.	In 1996, we adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” and as permitted by SFAS No. 123, we continue to account for the costs of stock compensation in accordance with Accounting Principles Board Opinion (APBO) No. 25. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003.

Under SFAS No. 148, pro forma net income (loss) and earnings (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. We had no compensation expense for stock options granted during the three months ended March 31, 2005 and 2004, respectively. The fair value of each option granted during 2005 and 2004 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 3.36% in 2005 and 4.32% in 2004, risk-free interest rate of 3.86% in 2005 and 3.18% in 2004, expected volatility of 27% in 2005 and 40% in 2004, and an expected life of 7 years. The fair value of options granted during 2005 and 2004 was $5.48 and $5.37, respectively. The following table shows the difference between reported and pro forma net income and income per share as if we had recorded compensation expense for the stock options granted during the year.

	Three Months Ended March 31,
	2005	2004
Net income
As reported	$37.2	$2.9
Stock-based employee compensation expense, net of tax	(0.5)	(0.5)

Pro forma	$36.7	$2.4

Per Share Data:
Basic
As reported	$0.52	$0.04
Pro forma	$0.51	$0.04
Diluted
As reported	$0.52	$0.04
Pro forma	$0.51	$0.04

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This pronouncement revises the accounting treatment for stock-based compensation. It establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award–the requisite service period (usually the vesting period). It requires that we will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the aggregate value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Originally, this statement was effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC postponed the effective date of this statement to fiscal years beginning after June 15, 2005 (first quarter of 2006 for calendar year companies). Based upon the prospective adoption of SFAS No. 123 (Revised 2004), the pretax impact for 2006 is expected to approximate $3 million to $4 million.

13.	We guarantee debt and other obligations under agreements with our affiliated companies.

The following guarantee applies to our SunBelt joint venture. We, and our partner PolyOne Corporation (PolyOne), own equally the SunBelt Chlor Alkali Partnership (SunBelt joint venture). The construction of this plant and equipment was financed by the issuance of $195 million of Guaranteed Senior Secured Notes due 2017. The SunBelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. We have guaranteed Series O of the Notes, and PolyOne has guaranteed Series G of the Notes, in both cases pursuant to customary guaranty agreements. Our guarantee and PolyOne’s guarantee are several, rather than joint. Therefore, we are not required to make any payments to satisfy the Series G Notes guaranteed by PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the SunBelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if the SunBelt joint venture does not make timely payments on the SunBelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the SunBelt Notes may proceed against the assets of the SunBelt joint venture for repayment. If we were to make debt service payments under our guarantee, we would have a right to recover such payments from the SunBelt joint venture.

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay approximately $12.2 million of the SunBelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2004 our guarantee of the SunBelt Notes was approximately $79.2 million at March 31, 2005. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates. At March 31, 2005, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

14.	Almost all of our domestic pension plans are non-contributory final-average-pay or flat-benefit plans and all domestic employees are covered by a pension plan. Our funding policy is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant. We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory.

In February and September 2004, we made voluntary pension plan contributions of $125.0 million and $43.0 million, respectively.

Components of Net Periodic Benefit Cost:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$5.3	$4.8	$0.6	$0.5
Interest cost	23.2	23.1	1.3	1.3
Expected return on plans’ assets	(28.8)	(29.1)	—	—
Amortization of prior service cost	1.2	1.2	(0.2)	(0.2)
Recognized actuarial loss	6.0	3.3	0.9	0.7

Subtotal	6.9	3.3	2.6	2.3
Curtailment	—	1.2	—	—

Net periodic benefit cost	$6.9	$4.5	$2.6	$2.3

In the first quarter of 2004, we recorded a pension curtailment charge of $1.2 million in connection with the corporate restructuring. The restructuring charge is described under footnote 11.

15.	On June 11, 2004, we sold our Olin Aegis business to HCC Industries, Inc. The operations of Olin Aegis represented the disposal of a component of an entity within our Metals business segment. Consequently, the financial data related to Olin Aegis is classified in the condensed financial statements as a discontinued operation for the March 31, 2004 period presented.

The operating results of discontinued operations were as follows:

Three Months Ended March 31, 2004
Net sales	$6.1
Income before taxes	0.1
Income tax provision	—

Net income	$0.1

The major classes of assets and liabilities classified as net assets of discontinued operations of our Olin Aegis business at March 31, 2004 were as follows:

Accounts receivable, net	$3.6
Inventory	3.6
Other current assets	0.1
Property, plant and equipment, net	5.3
Other assets	0.2

Total assets associated with assets held for sale	12.8
Accounts payable and accrued liabilities	1.9

Net assets of discontinued operations	$10.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Background

Our manufacturing operations are concentrated in three business segments: Chlor Alkali Products, Metals and Winchester. All three are capital intensive manufacturing businesses with growth rates closely tied to the general economy. Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity. Our Chlor Alkali Products business is a commodity business where all supplier products are similar and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. While a majority of Metals sales are of a commodity nature, this business has a significant volume of specialty, engineered products targeted for specific end-uses. In these applications, technical capability and performance differentiate the product and play a significant role in product selection, and thus price is not the only selection criterion. Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

Consolidated Results of Operations

($ in millions, except per share data)	Three Months Ended March 31,
	2005	2004
Sales	$560.9	$482.9
Costs of Goods Sold	473.9	432.1

Gross Margin	87.0	50.8
Selling and Administration	38.8	32.3
Research and Development	1.2	1.0
Restructuring Charges	0.3	8.9
Other Operating Income	8.2	—

Operating Income	54.9	8.6
Earnings of Non-consolidated Affiliates	8.6	0.5
Interest Expense	5.4	5.0
Interest Income	1.2	0.5
Other Income	0.1	0.5

Income from Continuing Operations before Taxes	59.4	5.1
Income Tax Provision	22.2	2.3

Income from Continuing Operations	37.2	2.8
Income from Discontinued Operations, Net	—	0.1

Net Income	$37.2	$2.9

Basic and Diluted Income Per Common Share:
Income from Continuing Operations	$0.52	$0.04
Discontinued Operations, Net	—	—

Net Income	$0.52	$0.04

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Sales for the three months ended March 31, 2005 were $560.9 million compared with $482.9 million last year, an increase of $78.0 million, or 16%. Chlor Alkali Products sales were ahead of last year by $43.8 million primarily due to higher Electrochemical Unit (ECU) prices, which increased approximately 62% from the first three months of 2004. In the Metals segment, sales increased $25.6 million. The increase in Metals segment sales was primarily the result of increased metal prices partially offset by lower shipment volumes. Winchester sales were $8.6 million higher than last year, primarily due to increased demand from the U.S. military and law enforcement customers.

Gross margin increased $36.2 million over the prior year primarily as a result of higher ECU prices. The gross margin percentage increased to 16% for the three months ended March 31, 2005 from 11% for the three months ended March 31, 2004. The gross margin dollar increase of $36.2 million reflects higher ECU prices and was offset in part by the higher Metals sales resulting from increased metals values.

Selling and administration expenses as a percentage of sales were 7% in 2005 and 2004. Selling and administration expenses in 2005 were $6.5 million higher than in 2004 primarily due to higher legal expenses related to increased litigation activity ($5.5 million), pension expenses ($1.5 million), and higher incentive compensation expenses ($1.1 million) offset in part by lower consulting expenses ($1.2 million) and cost savings resulting from the corporate headquarters relocation ($1.0 million).

Restructuring charges of $0.3 million and $8.9 million for the three months ended March 31, 2005 and 2004, respectively, were the result of the 2004 relocation of our corporate offices. On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic, and economic reasons. By the end of 2004, we had completed the relocation of a portion of our corporate services personnel from Norwalk, CT to our Main Office Building in East Alton, IL. We also established our new corporate headquarters in nearby Clayton, which is in St. Louis County, MO, for logistical and other reasons. The headquarters relocation was completed by the end of 2004. We expect to incur approximately $0.7 million of expense during the balance of 2005. The corporate restructuring charges included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense, and the incurred cost for outplacement services for all affected employees.

Other operating income may include items such as gains (losses) on disposition of property, plant and equipment, insurance recoveries, and other miscellaneous operating items. Other operating income for the three months ended March 31, 2005 included the gains on the disposition of two real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transaction represented the disposition of land associated with a former manufacturing plant. These dispositions generated net proceeds of $12.2 million, resulting in a pretax gain of $8.2 million.

The earnings of non-consolidated affiliates were $8.6 million for the first quarter of 2005, an increase of $8.1 million from 2004, primarily due to higher ECU selling prices at the SunBelt joint venture.

Interest expense, net of interest income for the three months ended March 31, 2005 decreased from 2004 due to an increase in interest income in 2005 and a lower level of outstanding net debt, offset in part by the effect of higher short-term interest rates on debt. The higher interest income was due to interest income received on the disposition of real estate ($0.3 million) and increased interest income due to higher short-term interest rates on investments.

The 2005 first quarter effective tax rate of 37.4% is higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates. In the first quarter of 2005, the income tax provision includes a $0.8 million reduction in income tax expense resulting from a refund of interest paid in connection with the 2004 settlement of certain tax issues related to prior years. Excluding this $0.8 million reduction, the effective tax rate for the first quarter of 2005 was 38.7%. The effective income tax rate for the first quarter of 2004 of 45% was higher than the U.S. federal statutory rate primarily due to our inability to utilize state and foreign net operating losses in certain jurisdictions and income in other foreign jurisdictions being taxed at higher rates.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $15.2 million and $9.5 million for the three months ended March 31, 2005 and 2004, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

($ in millions)	Three Months Ended March 31,
	2005	2004
Sales:
Metals	$333.9	$308.3
Chlor Alkali Products	143.7	99.9
Winchester	83.3	74.7

Total Sales	$560.9	$482.9

Income from Continuing Operations before Taxes:
Metals(1)	$13.7	$14.6
Chlor Alkali Products(1)	58.6	10.4
Winchester	3.4	6.1
Corporate/Other:
Pension (Expense) Income(2)	(1.0)	2.0
Environmental Provision	(4.4)	(6.3)
Other Corporate and Unallocated Costs	(14.7)	(8.8)
Restructuring Charges	(0.3)	(8.9)
Other Operating Income	8.2	—
Interest Expense	(5.4)	(5.0)
Interest Income	1.2	0.5
Other Income	0.1	0.5

Income from Continuing Operations before Taxes	$59.4	$5.1

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended March 31,
	2005	2004
Metals	$0.2	$0.4
Chlor Alkali	8.4	0.1

Earnings of Non-consolidated Affiliates	$8.6	$0.5

(2)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

Chlor Alkali Products

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Sales for the three months ended March 31, 2005 were $143.7 million compared to $99.9 million for the three months ended March 31, 2004, an increase of 44%. The sales increase was due to higher ECU pricing, which increased approximately 62% from the first three months of 2004 and was partially offset by 3% lower volumes. Chlor Alkali posted segment income of $58.6 million, compared to $10.4 million for the first three months ended March 31, 2004. These results were at a record level driven by strong demand for both chlorine and caustic. Pricing increased over the fourth quarter of 2004 as contract terms and price indexing continued to favorably impact our average netbacks (gross selling price less freight and discounts). The price increase announcements made during the year 2004 and the first quarter of 2005 are being implemented as contract terms allow. Industry demand in the first quarter of 2005 was strong as most producers reported operating rates at or near 100% of operating capacity. We operated at an average of 96% of capacity, which was negatively impacted by the lack of transportation equipment and poor railroad performance. Our ECU netbacks, excluding our SunBelt joint venture, were approximately $485 for the first three months ended March 31, 2005, compared with approximately $300 for the first three months ended March 31, 2004.

Earnings were higher in 2005 by $48.2 million because higher selling prices more than offset lower selling volumes and higher expenses. SunBelt joint venture’s 2005 results improved by approximately $8.1 million, compared to the three months ended March 31, 2004, primarily due to higher ECU prices. The higher expenses were due to increased manufacturing costs resulting from higher electricity costs primarily driven by natural gas and coal prices. Expenses also increased primarily due to higher legal expenses and incentive compensation costs.

Metals

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Sales for the three months ended March 31, 2005 were $333.9 million compared to sales in the three months ended March 31, 2004 of $308.3 million, an increase of 8%. This increase reflects higher metal values offset by lower shipment volumes. The average Commodity Metals Exchange (COMEX) copper price was approximately $1.47 per pound in the first quarter of 2005 compared with $1.23 per pound in 2004, or an increase of 20%. Total shipment volumes decreased by 4% from the three months ended March 31, 2004.

Shipments to the automotive segment decreased in 2005 by 8% from 2004 due to lower domestic automotive builds. Coinage shipments were down 7% from last year primarily due to the U.S. Mint’s introduction in 2004 of two new nickels commemorating the 200th anniversary of the Lewis and Clark Expedition. Continued strong construction industry demand resulted in increased shipments of 3% to the building products segment. Shipments to the ammunition segment in the first quarter of 2005 remained strong with continued demand for military ordnance. Shipments to our electronics customers were down 13% from last year, due to lower demand from leadframe and electronic connector manufacturers.

The Metals segment income of $13.7 million for the three months ended March 31, 2005 compared to $14.6 million in 2004, a decrease of $0.9 million. Lower earnings were a result of lower shipment volumes.

Winchester

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Sales were $83.3 million for the three months ended March 31, 2005 compared to the sales of $74.7 million for the three months ended March 31, 2004, an increase of $8.6 million or 11.5%. Shipments of ammunition to the U.S. military increased by $5.4 million and sales of small caliber rounds to law enforcement organizations increased by $2.6 million from the first quarter of 2004. Commercial sales were similar to the first quarter of 2004. Segment income for the three months ended March 31, 2005 of $3.4 million declined by $2.7 million from $6.1 million for the three months ended March 31, 2004. The benefits from the higher sales and increased prices to the commercial customers were more than offset by a $6.0 million increase in costs of commodity metals and other raw materials.

Corporate/Other

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

For the three months ended March 31, 2005, pension expense included in Corporate/Other was $1.0 million compared with pension income of $2.0 million in 2004. The increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses, primarily market losses on plan assets from prior periods. On a total company basis, pension expense for the three months ended March 31, 2005 was $6.9 million compared to $3.3 million in 2004.

For the three months ended March 31, 2005, charges to income for environmental investigatory and remedial activities were $4.4 million compared with $6.3 million in 2004. This provision relates primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. For the three months ended March 31, 2005, we currently estimate that these charges to income for the full year to be in the $20 million range compared to $23 million for 2004.

For the three months ended March 31, 2005, other corporate and unallocated costs were $14.7 million compared with $8.8 million in 2004. This increase was primarily due to higher legal expenses related to increased litigation activity ($4.8 million), professional service fees ($0.5 million) and incentive compensation expense ($0.8 million) and was offset in part by cost savings resulting from the corporate headquarters relocation ($1.0 million).

Outlook

In the second quarter of 2005, we expect earnings per share to be in the $0.45 per diluted share range. Earnings in the Chlor Alkali business are expected to improve further with higher expected ECU prices partially offset by higher transportation and seasonally higher electricity costs. Winchester earnings are expected to decrease from the first quarter of 2005 due to normal seasonal factors and start-up costs at our new Oxford, Mississippi facility. Metals earnings are expected to be lower than the first quarter as we continue to experience soft demand across most market segments.

Environmental Matters

For the three months ended March 31, 2005 and 2004, cash outlays for environmental matters were $3.4 million and $4.2 million, respectively for environmental investigatory and remediation activities associated with former waste disposal sites and past manufacturing operations. Spending for investigatory and remedial efforts for the full year 2005 is estimated to be in the $25 million to $30 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $5.4 million at March 31, 2005. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial activities were $4.4 million and $6.3 million for the three months ended March 31, 2005 and 2004, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2004 and are expected to be material to operating results in 2005 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $100.8 million at March 31, 2005, $99.8 million at December 31, 2004, and $95.1 million at March 31, 2004 of which $72.8 million, $71.8 million, and $69.1 million were classified as other non-current liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $40 million to $50 million over the next several years, $25 million to $30 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties, and our ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions incidental to our past and current business activities. While we believe that none of these legal actions will materially adversely affect our financial position, in light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” and therefore do not record a gain contingency and recognize revenue until it is earned and realizable. At March 31, 2005, December 31, 2004 and March 31, 2004, we have not recorded a gain contingency in the consolidated financial statements.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
Provided By (Used For) ($ in millions)	2005	2004
Qualified Pension Plan Contribution	$—	$(125.0)
Net Operating Activities	19.3	(150.1)
Capital Expenditures	(12.1)	(7.2)
Net Investing Activities	(3.4)	(4.8)
Issuance of Common Stock	3.1	181.1
Net Financing Activities	(6.4)	150.9

In the first three months of 2005, income exclusive of non-cash charges, cash and cash equivalents on hand, and proceeds from sales of real estate were used to finance our working capital requirements, capital and investment projects, and dividends.

Operating Activities

In 2005, cash provided by operating activities increased over the prior year amount (after excluding the qualified pension plan contribution of $125.0 million) due to primarily higher profits from operations, offset in part by a higher investment in working capital. This increase in working capital was due to higher accounts receivable as a result of higher sales in Chlor Alkali (increased ECU prices) and Metals (increased copper prices). The increase in accounts payable was a result of the Metals increased copper prices. Inventories were higher primarily due to Winchester’s seasonal inventory build and increased military activity.

Investing Activities

Capital spending of $12.1 million in the first three months of 2005 was $4.9 million higher than in the corresponding period in 2004. The increase was due in part to relocation of a product line in Winchester and an increase in maintenance projects in the Chlor Alkali Products and Metals segments. For the total year, we expect our capital spending to be in line with our depreciation, which is expected to be in the $73 million range. Disposition of property, plant, and equipment consisted primarily of the proceeds from two real estate transactions.

The 2005 increase in investments and advances in affiliated companies at equity, represents primarily our share of the SunBelt joint venture’s improved operating results.

Financing Activities

At March 31, 2005, we had $115.0 million available under our $160 million senior revolving credit facility with a group of banks because we issued $45.0 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $178.0 million.

In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004.

During the first three months of 2005 and 2004, we issued 161,811 and 205,741 shares of common stock with a total value of $3.8 million and $3.8 million, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

There were no stock repurchases during the first three months of 2005 and 2004. Under programs previously approved by our board of directors, 154,076 shares remain authorized to be repurchased as of March 31, 2005.

The percent of total debt to total capitalization decreased to 44% at March 31, 2005, from 47% at year-end 2004. The decrease from year-end 2004 was due primarily to the higher shareholders’ equity resulting from the 2005 first quarter net income.

In the three months ended March 31, 2005 and 2004, we paid a quarterly dividend of $0.20 per share. In April 2005, our board of directors declared a dividend of $0.20 per share on our common stock, which is payable on June 10, 2005 to shareholders of record on May 10, 2005.

The payment of cash dividends is subject to the discretion of our board of directors and will be determined in light of then-current conditions, including our earnings, our operations, our financial conditions, our capital requirements, and other factors deemed relevant by our board of directors. In the future, our board of directors may change our dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations and short-term borrowings under our senior revolving credit facility. We also have access to the debt and equity markets.

Cash flow from operations is variable as a result of the cyclical nature of our operating results, which have been affected recently by the economic cycles in many of the industries we serve, such as vinyl, urethanes, pulp and paper, automotive, electronics and the telecommunications sectors. In addition, cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $11 million annual change in our revenues and pretax profit when we are operating at full capacity.

Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of March 31, 2005, we had long-term borrowings, including the current installment, of $309.4 million of which $0.1 million was issued at variable rates. We have entered into interest rate swaps on approximately $131.6 million of our underlying fixed debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2.4 million per year for 2005 through 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

In December 2002, we registered $400 million of securities with the Securities and Exchange Commission whereby from time to time, we may issue debt securities, preferred stock and/or common stock and associated warrants. After the issuance of 10 million shares of our common stock in February 2004, approximately $220 million was available for issuance.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $178.0 million and were used to make a $125.0 million voluntary contribution to our pension plan. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35.5 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

We, and our partner, PolyOne, own equally the SunBelt joint venture. Oxy Vinyls (a joint venture between OxyChem and PolyOne) is required to purchase 250,000 tons of chlorine based on a formula related to its market price. We market the excess chlorine and all of the caustic produced. The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017. The SunBelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay approximately $12.2 million of the SunBelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2004, our guarantee of the notes was approximately $79.2 million at March 31, 2005. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs – an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for normal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement becomes effective for fiscal years beginning after June 15, 2005. It is expected that this statement will not have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – an amendment of APBO No. 29”. This Statement amends exceptions for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance as previously allowed under APBO No. 29. This statement becomes effective for the fiscal periods beginning after June 15, 2005. It is expected that this statement will not have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” This pronouncement revises the accounting treatment for stock-based compensation.

It establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). It requires that we will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the aggregate value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Originally, this statement was effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC postponed the effective date of this statement to fiscal years beginning after June 15, 2005 (first quarter 2006 for calendar year companies). Based upon the prospective adoption of SFAS No. 123 (Revised 2004), the pretax impact for 2006 is expected to approximate $3 million to $4 million.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. This interpretation clarifies the definition of conditional asset retirement obligations used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” This interpretation also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are continuing to evaluate the effect of this interpretation on our financial statements; however, we currently believe that this interpretation will not have a material effect on our financial statements.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of March 31, 2005, we maintained open positions on futures contracts totaling $32.6 million ($33.2 million at March 31, 2004). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $3.3 million ($3.3 million at March 31, 2004) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of March 31, 2005, we had long-term borrowings of $309.4 million ($328.5 million at March 31, 2004) of which $0.1 million ($0.2 million at March 31, 2004) was issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into approximately $131.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. Assuming no changes in the $131.6 million of variable-rate debt levels from year-end 2004 we estimate that a hypothetical change of 100 basis points in the LIBOR interest rates from year-end 2004 would impact interest expense by $1.3 million on an annualized pretax basis.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (6.155% at March 31, 2005). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount, respectively, of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on December 15, 2005. We estimate that the rates will be between 6.0% and 7.0%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $34.7 million, of which $8.1 million was repaid in June 2004. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed-rate debt of the newly refinanced bonds back to variable-rate debt through interest rate swaps. At March 31, 2005, the interest rates on the swaps of $21.1 million and $5.5 million were 2.43% and 2.57%, respectively.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $1.0 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the S.E.C., including our Annual Report on Form 10-K for the year ended December 31, 2004, include, but are not limited to the following:

•	sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us such as automotive, electronics, coinage, telecommunications, ammunition, housing, vinyls and pulp and paper;

•	extraordinary events, such as terrorist attacks or war with one or more countries;

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	effects of competition, including the migration by United States customers to low-cost foreign locations;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes or the impact of changes in laws and regulations;

•	higher-than-expected raw material and utility or transportation and/or logistics costs;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of production hazards;

•	unexpected additional taxes and related interest as the result of pending income tax audits and unresolved income tax issues; and

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan.

You should consider all of our forward-looking statements in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II - Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c)

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2005	—	N/A	—
February 1-28, 2005	—	N/A	—
March 1-31, 2005	—	N/A	—
Total				154,076	(1)

(1)	On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through March 31, 2005, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

10(d)	Olin Supplemental Contributing Employee Ownership Plan as amended

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION (Registrant)

By:	/s/ A. W. Ruggiero
Executive Vice President and Chief Financial Officer (Authorized Officer)

Date: May 6, 2005

EXHIBIT INDEX

Exhibit No.	Description
10(d)	Olin Supplemental Contributing Employee Ownership Plan as amended

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer