Form 10-Q
period 2005-06-30
OLIN CORP
filed 2005-08-03
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were outstanding 71,517,235 shares of the registrant’s common stock.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

(Unaudited)

	June 30, 2005	December 31, 2004	June 30, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$146.5	$147.3	$117.8
Accounts Receivable, Net	306.2	242.9	283.5
Inventories, Net	267.8	256.5	253.0
Current Deferred Income Taxes	22.0	47.1	33.2
Other Current Assets	10.7	18.8	17.2

Total Current Assets	753.2	712.6	704.7

Property, Plant and Equipment (less Accumulated Depreciation of $1,370.7, $1,348.1 and $1,318.8)	465.6	478.0	476.4
Prepaid Pension Costs	257.8	257.8	226.5
Deferred Income Taxes	56.2	67.4	98.5
Other Assets	40.0	23.8	21.1
Goodwill	74.7	78.3	77.3

Total Assets	$1,647.5	$1,617.9	$1,604.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$1.8	$52.0	$51.6
Accounts Payable	140.1	117.7	136.8
Income Taxes Payable	0.7	0.3	11.5
Accrued Liabilities	144.2	151.5	143.0

Total Current Liabilities	286.8	321.5	342.9

Long-Term Debt	260.6	260.7	258.1
Accrued Pension Liability	511.6	505.2	476.3
Other Liabilities	176.7	174.6	175.4

Total Liabilities	1,235.7	1,262.0	1,252.7

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120.0 Shares; Issued and Outstanding, 71.4, 70.6 and 69.7 Shares	71.4	70.6	69.7
Additional Paid-In Capital	675.1	659.5	644.3
Accumulated Other Comprehensive Loss	(274.6)	(273.3)	(247.8)
Accumulated Deficit	(60.1)	(100.9)	(114.4)

Total Shareholders’ Equity	411.8	355.9	351.8

Total Liabilities and Shareholders’ Equity	$1,647.5	$1,617.9	$1,604.5

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$593.7	$506.5	$1,154.6	$989.4
Operating Expenses:
Cost of Goods Sold	505.5	465.2	979.4	897.3
Selling and Administration	41.3	33.7	80.1	66.0
Research and Development	0.9	0.9	2.1	1.9
Restructuring Charges	—	—	0.3	8.9
Other Operating Income	—	5.5	8.2	5.5

Operating Income	46.0	12.2	100.9	20.8
Earnings of Non-consolidated Affiliates	9.8	1.0	18.4	1.5
Interest Expense	5.1	5.0	10.5	10.0
Interest Income	1.2	0.4	2.4	0.9
Other Income	1.0	2.8	1.1	3.3

Income from Continuing Operations before Taxes	52.9	11.4	112.3	16.5
Income Tax Provision	20.8	4.8	43.0	7.1

Income from Continuing Operations	32.1	6.6	69.3	9.4
Discontinued Operations:
Income from Discontinued Operations, Net	—	0.5	—	0.6
Gain on Disposal of Discontinued Operations, Net	—	3.3	—	3.3

Net Income	$32.1	$10.4	$69.3	$13.3

Basic Income per Common Share:
Income from Continuing Operations	$0.45	$0.09	$0.98	$0.14
Income from Discontinued Operations, Net	—	0.01	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	0.05	—	0.05

Net Income	$0.45	$0.15	$0.98	$0.20

Diluted Income per Common Share:
Income from Continuing Operations	$0.45	$0.09	$0.97	$0.14
Income from Discontinued Operations, Net	—	0.01	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	0.05	—	0.05

Net Income	$0.45	$0.15	$0.97	$0.20

Dividends per Common Share	$0.20	$0.20	$0.40	$0.40
Average Common Shares Outstanding:
Basic	71.2	69.5	71.0	66.5
Diluted	71.4	69.7	71.4	66.7

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2004	59.0	$59.0	$464.3	$(246.8)	$(100.0)	$176.5
Comprehensive Income:
Net Income	—	—	—	—	13.3	13.3
Translation Adjustment	—	—	—	(0.4)	—	(0.4)
Net Unrealized Loss	—	—	—	(0.6)	—	(0.6)

Comprehensive Income						12.3

Dividends Paid:
Common Stock ($0.40 per share)	—	—	—	—	(27.7)	(27.7)
Common Stock Issued for:
Stock Options Exercised	0.3	0.3	4.7	—	—	5.0
Employee Benefit Plans	0.4	0.4	7.5	—	—	7.9
Cash	10.0	10.0	168.0	—	—	178.0
Other Transactions	—	—	(0.2)	—	—	(0.2)

Balance at June 30, 2004	69.7	$69.7	$644.3	$(247.8)	$(114.4)	$351.8

Balance at January 1, 2005	70.6	$70.6	$659.5	$(273.3)	$(100.9)	$355.9
Comprehensive Income:
Net Income	—	—	—	—	69.3	69.3
Translation Adjustment	—	—	—	(0.8)	—	(0.8)
Net Unrealized Loss	—	—	—	(0.5)	—	(0.5)

Comprehensive Income						68.0

Dividends Paid:
Common Stock ($0.40 per share)	—	—	—	—	(28.5)	(28.5)
Common Stock Issued for:
Stock Options Exercised	0.3	0.3	6.5	—	—	6.8
Employee Benefit Plans	0.5	0.5	9.2	—	—	9.7
Other Transactions	—	—	(0.1)	—	—	(0.1)

Balance at June 30, 2005	71.4	$71.4	$675.1	$(274.6)	$(60.1)	$411.8

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Income from Continuing Operations	$69.3	$9.4
Adjustments to Reconcile Income from Continuing Operations to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(18.4)	(1.5)
Other Operating Income – Gain on Disposition of Property, Plant and Equipment	(8.2)	—
Gain on Sale of an Insurance Investment	—	(2.0)
Depreciation and Amortization	35.5	36.7
Deferred Income Taxes	39.9	(34.3)
Qualified Pension Plan Contribution	—	(125.0)
Qualified Pension Plan Expense	10.5	3.2
Common Stock Issued under Employee Benefit Plans	1.4	1.4
Change in:
Receivables	(63.3)	(103.0)
Inventories	(11.3)	(14.2)
Other Current Assets	8.1	(1.6)
Accounts Payable and Accrued Liabilities	15.1	23.8
Income Taxes Payable	0.4	0.4
Other Assets	(1.7)	(1.2)
Other Noncurrent Liabilities	(1.7)	1.2
Other Operating Activities	0.1	(0.5)

Cash Provided by (Used for) Continuing Operations	75.7	(207.2)
Discontinued Operations:
Income from Discontinued Operations, Net	—	3.9
Gain on Disposal of Discontinued Operations	—	(5.5)

Net Operating Activities	75.7	(208.8)

Investing Activities
Capital Expenditures	(27.3)	(17.8)
Proceeds from Sales of a Business and an Insurance Investment	—	19.7
Proceeds from Disposition of Property, Plant and Equipment	12.8	0.7
Investments and Advances – Affiliated Companies at Equity	3.2	(0.4)
Other Investing Activities	(0.8)	(0.4)

Net Investing Activities	(12.1)	1.8

Financing Activities
Long-Term Debt Repayments	(50.6)	(26.3)
Issuance of Common Stock	8.3	184.5
Stock Options Exercised	6.8	5.0
Dividends Paid	(28.5)	(27.7)
Other Financing Activities	(0.4)	(0.5)

Net Financing Activities	(64.4)	135.0

Net Decrease in Cash and Cash Equivalents	(0.8)	(72.0)

Cash and Cash Equivalents, Beginning of Period	147.3	189.8

Cash and Cash Equivalents, End of Period	$146.5	$117.8

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Financial Statements

(Tabular amounts in millions, except per share data)

(Unaudited)

1.	Olin Corporation is a Virginia corporation, incorporated in 1892. We are a manufacturer concentrated in three business segments: Metals, Chlor Alkali Products, and Winchester. Metals, with its principal manufacturing facilities in East Alton, IL and Montpelier, OH, produces and distributes copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip. Chlor Alkali Products, with four U.S. manufacturing facilities, produces chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products, and potassium hydroxide. Winchester, with its principal manufacturing facility in East Alton, IL, produces and distributes sporting ammunition, canister powder, reloading components, small caliber military ammunition, and industrial cartridges.

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

2.	Allowance for doubtful accounts was $9.3 million, $8.6 million and $8.2 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. Provisions charged to operations were $0.2 million and $0.6 million for the three months ended June 30, 2005 and 2004, respectively, and $0.5 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively. Recoveries, net of bad debt write-offs, were $0.2 million for the six months ended June 30, 2005. There were no bad debt write-offs or recoveries for the six months ended June 30, 2004.

3.	Inventory consists of the following:

	June 30, 2005	December 31, 2004	June 30, 2004
Supplies	$34.5	$34.2	$34.7
Raw materials	147.1	133.3	96.4
Work in process	139.7	118.8	150.6
Finished goods	124.7	89.9	81.5

	446.0	376.2	363.2
LIFO reserve	(178.2)	(119.7)	(110.2)

Inventory, net	$267.8	$256.5	$253.0

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average cost (primarily operating supplies, spare parts, and maintenance parts) and first-in, first-out (FIFO) (primarily inventory of foreign subsidiaries) methods. Elements of costs in inventories include raw materials, direct labor, and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2005, reflect certain estimates relating to inventory quantities and costs at December 31, 2005. If the FIFO method of inventory accounting had been used, inventories would have been approximately $178.2 million, $119.7 million and $110.2 million higher than that reported at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

4.	Basic and diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Computation of Basic Income per Share
Income from continuing operations	$32.1	$6.6	$69.3	$9.4
Discontinued operations:
Income from discontinued operations, net	—	0.5	—	0.6
Gain on disposal of discontinued operations, net	—	3.3	—	3.3

Net income	$32.1	$10.4	$69.3	$13.3

Basic shares	71.2	69.5	71.0	66.5

Basic income per share:
Income from continuing operations	$0.45	$0.09	$0.98	$0.14
Income from discontinued operations, net	—	0.01	—	0.01
Gain on disposal of discontinued operations	—	0.05	—	0.05

Net income	$0.45	$0.15	$0.98	$0.20

Computation of Diluted Income per Share
Income from continuing operations	$32.1	$6.6	$69.3	$9.4
Discontinued operations:
Income from discontinued operations, net	—	0.5	—	0.6
Gain on disposal of discontinued operations, net	—	3.3	—	3.3

Net income	$32.1	$10.4	$69.3	$13.3

Diluted shares:
Basic shares	71.2	69.5	71.0	66.5
Stock options	0.2	0.2	0.4	0.2

Diluted shares	71.4	69.7	71.4	66.7

Diluted income per share:
Income from continuing operations	$0.45	$0.09	$0.97	$0.14
Income from discontinued operations, net	—	0.01	—	0.01
Gain on disposal of discontinued operations, net	—	0.05	—	0.05

Net income	$0.45	$0.15	$0.97	$0.20

5.	We are party to various governmental and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $3.2 million, net of an insurance recovery, and $6.2 million for the three months ended June 30, 2005 and 2004, respectively and $7.6 million, net of an insurance recovery, and $12.5 million for the six months ended June 30, 2005 and 2004, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2004 and are expected to be material to operating results in 2005. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $101.2 million at June 30, 2005, $99.8 million at December 31, 2004 and $96.9 million at June 30, 2004 of which $73.2 million, $71.8 million, and $70.9 million were classified as other noncurrent liabilities, respectively.

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

6.	Our Board of Directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the six-month periods ended June 30, 2005 and 2004. At June 30, 2005, 154,076 shares remain authorized to be purchased.

7.	On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $178.0 million and were used to make a voluntary contribution of $125.0 million to our pension plan. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35.5 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

We issued approximately 0.3 million and 0.3 million shares with a total value of $6.8 million and $5.0 million, representing stock options exercised for the six months ended June 30, 2005 and 2004, respectively. In addition, for the six months ended June 30, 2005 and 2004, we issued approximately 0.5 million and 0.5 million shares with a total value of $10.0 million and $8.5 million, respectively, in connection with our Contributing Employee Ownership Plan and our deferred compensation programs.

8.	Other operating income may include items such as gains (losses) on disposition of property, plant and equipment and other miscellaneous operating items. Other operating income for the six months ended June 30, 2005, included the gains on the disposition of two real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transaction represented the disposition of land associated with a former manufacturing plant. These dispositions generated net cash proceeds of $12.2 million, resulting in a pretax gain of $8.2 million. A portion of the gain on these dispositions is a capital gain, and the tax will be offset by capital loss carryforwards acquired with the Chase business. The utilization of these carryforwards resulted in a $3.7 million reduction in the goodwill recorded as part of the Chase acquisition and had no impact on the effective tax rate. Other operating income for the three and six months ended June 30, 2004 included a non-recurring gain of $5.5 million related to a settlement of a contract matter with an outside third party.

9.	We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $11.9 million and $8.0 million for the three months ended June 30, 2005 and 2004, respectively, and $27.1 million and $17.5 million for the six months ended June 30, 2005 and 2004, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales:
Chlor Alkali Products	$158.3	$106.6	$302.0	$206.5
Metals	355.0	329.4	688.9	637.7
Winchester	80.4	70.5	163.7	145.2

Total sales	$593.7	$506.5	$1,154.6	$989.4

Income from Continuing Operations before Taxes:
Chlor Alkali Products(1)	$64.8	$9.0	$123.4	$19.4
Metals(1)	13.3	10.7	27.0	25.3
Winchester	—	3.0	3.4	9.1
Corporate/Other:
Pension (expense) income(2)	(0.1)	2.9	(1.1)	4.9
Environmental provision	(3.2)	(6.2)	(7.6)	(12.5)
Other Corporate and unallocated costs	(19.0)	(11.7)	(33.7)	(20.5)
Restructuring charges	—	—	(0.3)	(8.9)
Other operating income	—	5.5	8.2	5.5
Interest expense	(5.1)	(5.0)	(10.5)	(10.0)
Interest income	1.2	0.4	2.4	0.9
Other income	1.0	2.8	1.1	3.3

Income from continuing operations before taxes	$52.9	$11.4	$112.3	$16.5

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Chlor Alkali Products	$9.7	$0.8	$18.1	$0.9
Metals	0.1	0.2	0.3	0.6

Earnings of non-consolidated affiliates	$9.8	$1.0	$18.4	$1.5

(2)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

10.	Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003, we recorded a liability of $41.5 million (of which $7.0 million and $34.5 million were in current liabilities and noncurrent liabilities, respectively). Certain asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated.

The balances of our asset retirement obligations are as follows:

	June 30, 2005	December 31, 2004	June 30, 2004
Current liability	$3.2	$3.2	$7.0
Noncurrent liability	35.8	35.2	34.6

	$39.0	$38.4	$41.6

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies the definition of conditional asset retirement obligations used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. We are continuing to evaluate the effect of this interpretation on our financial statements.

11.	On January 29, 2004, we announced that our Board of Directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. We expect the efficiencies of being substantially co-located with the Metals and Winchester businesses will result in corporate personnel being reduced with total projected annual savings of approximately $6 million by 2006. There were no restructuring charges recorded for the three months ended June 30, 2005 and 2004. Restructuring charges of $0.3 million and $8.9 million were recorded for the six months ended June 30, 2005 and 2004, respectively. An additional $1.2 million of restructuring charges were recorded during the balance of 2004. We expect to incur approximately $0.4 million of expense during the balance of 2005. The corporate restructuring charges included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services for all affected employees. At June 30, 2005, we had utilized $8.0 million of the total restructuring charge recorded of $10.4 million.

12.	For the three and six months ended June 30, 2004, other income included a pretax gain of $2.0 million from the sale of our equity interest in an insurance investment.

13.	Under SFAS No. 148, “Accounting for Stock-Based Compensation,” pro forma net income (loss) and earnings (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. We had no compensation expense for stock options granted during the six months ended June 30, 2005 and 2004. The fair value of each option granted during 2005 and 2004 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 3.36% in 2005 and 4.32% in 2004, risk-free interest rate of 3.86% in 2005 and 3.18% in 2004, expected volatility of 27% in 2005 and 40% in 2004, and an expected life of 7 years. The fair value of options granted during 2005 and 2004 was $5.48 and $5.37, respectively. The following table shows the difference between reported and pro forma net income and income per share as if we had recorded compensation expense for the stock options granted during the year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income
As reported	$32.1	$10.4	$69.3	$13.3
Stock-based employee compensation expense, net of tax	(0.5)	(0.5)	(1.0)	(1.0)

Pro forma	$31.6	$9.9	$68.3	$12.3

Per Share Data:
Basic
As reported	$0.45	$0.15	$0.98	$0.20
Pro forma	$0.44	$0.14	$0.96	$0.18
Diluted
As reported	$0.45	$0.15	$0.97	$0.20
Pro forma	$0.44	$0.14	$0.96	$0.18

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

This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award–the requisite service period (usually the vesting period). It requires that we initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the aggregate value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Originally, this statement was effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC postponed the effective date of this statement to fiscal years beginning after June 15, 2005 (first quarter of 2006 for calendar year companies). Based upon the prospective adoption of SFAS No. 123 (Revised 2004), the pretax impact for 2006 is expected to approximate $3 million to $4 million.

14.	We guarantee debt and other obligations under agreements with our affiliated companies.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay approximately $12.2 million of the SunBelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2004 our guarantee of the SunBelt Notes was approximately $79.2 million at June 30, 2005. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates. At June 30, 2005, December 31, 2004, and June 30, 2004, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

15.	Almost all of our domestic pension plans are non-contributory final-average-pay or flat-benefit plans and all domestic employees are covered by a pension plan. Our funding policy is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant. We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory.

In February and September 2004, we made voluntary pension plan contributions of $125.0 million and $43.0 million, respectively.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$4.9	$4.1	$0.7	$0.4
Interest cost	23.2	23.5	1.3	1.2
Expected return on plans’ assets	(29.0)	(29.4)	—	—
Amortization of prior service cost	1.2	1.3	(0.2)	(0.2)
Recognized actuarial loss	5.8	4.0	0.9	0.9

Net periodic benefit cost	$6.1	$3.5	$2.7	$2.3

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$10.2	$8.9	$1.3	$0.9
Interest cost	46.4	46.6	2.6	2.5
Expected return on plans’ assets	(57.8)	(58.5)	—	—
Amortization of prior service cost	2.4	2.5	(0.4)	(0.4)
Recognized actuarial loss	11.8	7.3	1.8	1.6

Subtotal	13.0	6.8	5.3	4.6
Curtailment	—	1.2	—	—

Net periodic benefit cost	$13.0	$8.0	$5.3	$4.6

In the first quarter of 2004, we recorded a pension curtailment charge of $1.2 million in connection with the corporate restructuring. The restructuring charge is described under footnote 11.

16.	On June 11, 2004, we sold our Olin Aegis business to HCC Industries, Inc. The operations of Olin Aegis represented the disposal of a component of an entity within our Metals business segment. Consequently, the financial data related to Olin Aegis is classified in the condensed financial statements as a discontinued operation for the three months and six months ended June 30, 2004.

The operating results of discontinued operations were as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net sales	$6.2	$12.3

Income from operations before taxes	$0.7	$0.8
Gain on sale of discontinued operations	5.5	5.5

Income before taxes	6.2	6.3
Income tax provision	2.4	2.4

Net income	$3.8	$3.9

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Consolidated Results of Operations

($ in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$593.7	$506.5	$1,154.6	$989.4
Cost of Goods Sold	505.5	465.2	979.4	897.3

Gross Margin	88.2	41.3	175.2	92.1
Selling and Administration	41.3	33.7	80.1	66.0
Research and Development	0.9	0.9	2.1	1.9
Restructuring Charges	—	—	0.3	8.9
Other Operating Income	—	5.5	8.2	5.5

Operating Income	46.0	12.2	100.9	20.8
Earnings of Non-consolidated Affiliates	9.8	1.0	18.4	1.5
Interest Expense	5.1	5.0	10.5	10.0
Interest Income	1.2	0.4	2.4	0.9
Other Income	1.0	2.8	1.1	3.3

Income from Continuing Operations before Taxes	52.9	11.4	112.3	16.5
Income Tax Provision	20.8	4.8	43.0	7.1

Income from Continuing Operations	32.1	6.6	69.3	9.4
Discontinued Operations:
Income from Discontinued Operations, Net	—	0.5	—	0.6
Gain on Disposal of Discontinued Operations, Net	—	3.3	—	3.3

Net Income	$32.1	$10.4	$69.3	$13.3

Basic Income per Common Share:
Income from Continuing Operations	$0.45	$0.09	$0.98	$0.14
Income from Discontinued Operations, Net	—	0.01	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	0.05	—	0.05

Net Income	$0.45	$0.15	$0.98	$0.20

Diluted Income per Common Share:
Income from Continuing Operations	$0.45	$0.09	$0.97	$0.14
Income from Discontinued Operations, Net	—	0.01	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	0.05	—	0.05

Net Income	$0.45	$0.15	$0.97	$0.20

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Sales for the three months ended June 30, 2005 were $593.7 million compared with $506.5 million last year, an increase of $87.2 million, or 17%. Chlor Alkali Products sales were ahead of last year by $51.7 million due to higher Electrochemical

Unit (ECU) prices, which increased approximately 68% from the three months ended June 30, 2004, slightly offset by lower volumes. In the Metals segment, sales increased $25.6 million. The increase in Metals segment sales was primarily the result of increased metal prices partially offset by lower shipment volumes. Winchester sales were $9.9 million higher than last year, primarily due to increased demand from the U.S. military and law enforcement customers.

Gross margin increased $46.9 million over the prior year primarily as a result of higher ECU prices. The gross margin percentage increased to 15% for the three months ended June 30, 2005 from 8% for the three months ended June 30, 2004. The gross margin dollar increase of $46.9 million reflects higher ECU prices and the margin percentage increase was offset in part by the higher Metals sales resulting from increased metals values.

Selling and administration expenses as a percentage of sales were 7% in 2005 and 2004. Selling and administration expenses for the three months ended June 30, 2005 were $7.6 million higher than the three months ended June 30, 2004 primarily due to a higher level of legal and legal-related settlement expenses associated with legacy environmental issues ($6.9 million), pension expenses ($1.4 million), offset in part by cost savings resulting from the corporate headquarters relocation ($1.0 million).

Other operating income in 2004 included a non-recurring gain of $5.5 million related to a settlement of a contract matter with an outside third party.

The earnings of non-consolidated affiliates were $9.8 million for the three months ended June 30, 2005, an increase of $8.8 million from $1.0 million for the three months ended June 30, 2004, primarily due to higher ECU selling prices and volumes at the SunBelt joint venture.

Interest expense, net of interest income for the three months ended June 30, 2005 decreased from 2004 due to an increase in interest income in 2005 and a lower level of outstanding net debt, offset in part by the effect of higher short-term interest rates on debt. The higher interest income was due to higher average investment balances and higher short-term interest rates.

The effective tax rate for the three months ended June 30, 2005 of 39.3% is higher than the 35% U.S. federal statutory rate primarily due to state income taxes, income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future. The effective tax rate for the three months ended June 30, 2004 was 42.1%, primarily due to our inability to utilize state and foreign net operating losses in certain jurisdictions and income in other foreign jurisdictions being taxed at higher rates and the accrual of interest on taxes which may become payable in the future.

On June 11, 2004, we sold our Olin Aegis business to HCC Industries, Inc. The operations of Olin Aegis represented the disposal of a component of an entity within our Metals business segment. Consequently, the financial data related to Olin Aegis is classified in the condensed financial statements as a discontinued operation for the three months ended June 30, 2004. The company received proceeds of $17.1 million, which resulted in a pretax gain on the sale of $5.5 million. For the three months ended June 30, 2004 net sales were $6.2 million, and income before taxes and net income were $6.2 million and $3.8 million, respectively.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Sales for the six months ended June 30, 2005 were $1,154.6 million compared with $989.4 million last year, an increase of $165.2 million, or 17%. Chlor Alkali Products sales were ahead of last year by $95.5 million due to higher ECU prices, which increased approximately 65% from the six months ended June 30, 2004, slightly offset by lower volumes. In the Metals segment, sales increased $51.2 million. The increase in Metals segment sales was primarily the result of increased metal prices partially offset by lower shipment volumes. Winchester sales were $18.5 million higher than last year, primarily due to increased demand from the U.S. military and law enforcement customers.

Gross margin increased $83.1 million over the prior year primarily as a result of higher ECU prices. The gross margin percentage increased to 15% for the six months ended June 30, 2005 from 9% for the six months ended June 30, 2004. The gross margin dollar increase of $83.1 million reflects higher ECU prices and the margin percentage increase was offset in part by the higher Metals sales resulting from increased metals values.

Selling and administration expenses as a percentage of sales were 7% in 2005 and 2004. Selling and administrative expenses for the six months ended June 30, 2005 were $14.1 million higher than the six months ended June 30, 2004 primarily due to a higher level of legal and legal-related settlement expenses associated with legacy environmental issues ($11.8 million) and increased pension expenses ($3.1 million), offset in part by cost savings resulting from the corporate headquarters relocation ($2.0 million).

Restructuring charges of $0.3 million and $8.9 million were recorded for the six months ended June 30, 2005 and 2004, respectively. On January 29, 2004, we announced that our Board of Directors approved plans to relocate our corporate offices for organizational, strategic, and economic reasons. We expect to incur approximately $0.4 million of expense during the balance of 2005. The corporate restructuring charges included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense, and the incurred cost for outplacement services for all affected employees.

Other operating income for the six months ended June 30, 2005 included the gains on the disposition of two real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transaction represented the disposition of land associated with a former manufacturing plant. These dispositions generated net proceeds of $12.2 million, resulting in a pretax gain of $8.2 million. Other operating income for the six months ended June 30, 2004 included a non-recurring gain of $5.5 million related to a settlement of a contract matter with an outside third party.

The earnings of non-consolidated affiliates were $18.4 million for the six months ended June 30, 2005, an increase of $16.9 million from $1.5 million for the six months ended June 30, 2004, primarily due to higher ECU selling prices and volumes at the SunBelt joint venture.

Interest expense, net of interest income for the six months ended June 30, 2005 decreased from 2004 due to an increase in interest income in 2005 and a lower level of outstanding net debt, offset in part by the effect of higher short-term interest rates on debt. The higher interest income was due to interest income received on the disposition of real estate ($0.3 million), higher average investment balances, and higher short-term interest rates.

The effective tax rate for the six months ended June 30, 2005 of 38.3% includes a $0.8 million reduction in income tax expense resulting from a refund of interest paid in connection with the 2004 settlement of certain tax issues related to prior years and is higher than the 35% U.S. federal statutory rate primarily due to state income taxes, income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future. The effective tax rate for the six months ended June 30, 2004 of 43.0% was higher than the U.S. federal statutory rate primarily due to our inability to utilize state and foreign net operating losses in certain jurisdictions and income in other foreign jurisdictions being taxed at higher rates and the accrual of interest on taxes which may become payable in the future.

On June 11, 2004, we sold our Olin Aegis business to HCC Industries, Inc. The operations of Olin Aegis represented the disposal of a component of an entity within our Metals business segment. Consequently, the financial data related to Olin Aegis is classified in the condensed financial statements as a discontinued operation for the six months ended June 30, 2004. The company received proceeds of $17.1 million, which resulted in a pretax gain on the sale of $5.5 million. For the six months ended June 30, 2004 net sales were $12.3 million, and income before taxes and net income were $6.3 million and $3.9 million, respectively.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $11.9 million and $8.0 million for the three months ended June 30, 2005 and 2004, respectively, and $27.1 million and $17.5 million for the six months ended June 30, 2005 and 2004, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales:
Chlor Alkali Products	$158.3	$106.6	$302.0	$206.5
Metals	355.0	329.4	688.9	637.7
Winchester	80.4	70.5	163.7	145.2

Total sales	$593.7	$506.5	$1,154.6	$989.4

Income from Continuing Operations before Taxes:
Chlor Alkali Products(1)	$64.8	$9.0	$123.4	$19.4
Metals(1)	13.3	10.7	27.0	25.3
Winchester	—	3.0	3.4	9.1
Corporate/Other:
Pension (expense) income(2)	(0.1)	2.9	(1.1)	4.9
Environmental provision	(3.2)	(6.2)	(7.6)	(12.5)
Other Corporate and unallocated costs	(19.0)	(11.7)	(33.7)	(20.5)
Restructuring charges	—	—	(0.3)	(8.9)
Other operating income	—	5.5	8.2	5.5
Interest expense	(5.1)	(5.0)	(10.5)	(10.0)
Interest income	1.2	0.4	2.4	0.9
Other income	1.0	2.8	1.1	3.3

Income from continuing operations before taxes	$52.9	$11.4	$112.3	$16.5

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Chlor Alkali Products	$9.7	$0.8	$18.1	$0.9
Metals	0.1	0.2	0.3	0.6

Earnings of non-consolidated affiliates	$9.8	$1.0	$18.4	$1.5

(2)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

Chlor Alkali Products

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Sales for the three months ended June 30, 2005 were $158.3 million compared to $106.6 million for the three months ended June 30, 2004, an increase of $51.7 million or 48%. The sales increase was due to higher ECU pricing, which increased approximately 68% from the three months ended June 30, 2004 and was partially offset by 4% lower volumes. Chlor Alkali posted segment income of $64.8 million, compared to $9.0 million for the three months ended June 30, 2004. These results were at a record level driven by strong demand for both chlorine and caustic. Industry demand for the three months ended June 30, 2005, remains strong. We operated at an average of 97% of capacity. Pricing increased over the first quarter of 2005 as contract terms and price indexing continued to favorably impact our average netbacks (gross selling price less freight and discounts). ECU netbacks, excluding our SunBelt joint venture, were approximately $505 for the three months ended June 30, 2005, compared with approximately $300 for the three months ended June 30, 2004.

Earnings were higher for the three months ended June 30, 2005 by $55.8 million because higher selling prices more than offset lower volumes and higher expenses. SunBelt joint venture’s results for the three months ended June 30, 2005 improved by $8.7 million, compared to the three months ended June 30, 2004, primarily due to higher ECU prices and volumes. The higher expenses were due to increased manufacturing costs resulting from higher electricity costs primarily driven by natural gas and coal prices.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Sales for the six months ended June 30, 2005 were $302.0 million compared to $206.5 million for the six months ended June 30, 2004, an increase of $95.5 million or 46%. The sales increase was due to higher ECU pricing, which increased approximately 65% from the six months ended June 30, 2004 and was partially offset by 4% lower volumes. Chlor Alkali posted segment income of $123.4 million, compared to $19.4 million for the six months ended June 30, 2004. These results were at a record level driven by strong demand for both chlorine and caustic. Pricing increased over the same period for 2004 due to improved demand for chlorine and caustic. ECU netbacks, excluding our SunBelt joint venture, were approximately $495 for the six months ended June 30, 2005, compared with approximately $300 for the six months ended June 30, 2004.

Earnings were higher for the six months ended June 30, 2005 by $104.0 million because higher selling prices more than offset lower volumes and higher expenses. SunBelt joint venture’s results for the six months ended June 30, 2005 improved by $16.8 million, compared to the six months ended June 30, 2004, primarily due to higher ECU prices and volumes. The higher expenses were due to increased manufacturing costs resulting from higher electricity costs primarily driven by natural gas and coal prices.

Metals

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Sales for the three months ended June 30, 2005 were $355.0 million compared to sales of $329.4 for the three months ended June 30, 2004, an increase of 8%. This increase reflects higher metal values offset in part by lower shipment volumes. The average Commodity Exchange (COMEX) copper price was approximately $1.53 per pound in the second quarter of 2005 compared with $1.23 per pound in 2004, or an increase of 24%. Total shipment volumes decreased by 4% from the three months ended June 30, 2004.

Shipments to the our automotive customers decreased for the three months ended June 30, 2005 by 16% from 2004 as U.S. automotive suppliers have reported reductions in their production levels. Coinage shipments were up 37% from last year primarily due to the 2005 introduction of the Buffalo Nickel and the absence of last year’s inventory reduction of state quarters. Shipments to our ammunition customers increased 52% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This was due to the continued demand for military ordnance and the absence of the unfavorable effect of the hot mill fire in the second quarter of 2004, which affected shipments to the ammunition segment in 2004. Shipments to our electronics customers were down 4% from last year, due to slowed demand. Shipments to the building products segment were down 9% from last year due to the elevated demand in the second quarter of 2004.

The Metals segment reported income of $13.3 million for the three months ended June 30, 2005 compared to $10.7 million in 2004, an increase of $2.6 million. The increased earnings were primarily due to the absence of the unfavorable effect of the hot mill fire ($4.7 million) in the second quarter of 2004 and were negatively impacted in part by lower volumes in 2005.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Sales for the six months ended June 30, 2005 were $688.9 million compared to sales of $637.7 million for the six months ended June 30, 2004, an increase of 8%. This increase reflects higher metal values offset in part by lower shipment volumes. The average COMEX copper price was approximately $1.50 per pound in the six months ended June 30, 2005 compared with $1.23 per pound in 2004, or an increase of 22%. Total shipment volumes decreased by 4% from the six months ended June 30, 2004, while industry demand in 2005 has been averaging approximately 10% below 2004 levels.

Shipments to our automotive customers decreased by 12% for the six months ended June 30, 2005 due to reduced production throughout the U.S. automotive supply chain. Coinage shipments were up 14% from last year primarily due to the absence of the inventory reduction of state quarters by the U.S. Mint and the 2005 introduction of the Buffalo Nickel. Shipments to our ammunition customers increased 24% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This was due to the continued demand for military ordnance and the absence of the unfavorable effect of the hot mill fire, which affected shipments to the ammunition segment. Slowed demand from our electronics customers reduced shipments 9% from last year.

The Metals segment reported income of $27.0 million for the six months ended June 30, 2005 compared to $25.3 million in 2004, an increase of $1.7 million. Higher earnings were primarily a result of the absence of the unfavorable effect of the hot mill fire and lower consulting costs, and were negatively impacted by lower shipment volumes in 2005.

Winchester

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Sales were $80.4 million for the three months ended June 30, 2005 compared to $70.5 million for the three months ended June 30, 2004, an increase of $9.9 million or 14%. Shipments of ammunition to the U.S. military increased by $9.7 million. Sales of small caliber rounds to law enforcement organizations increased but were partially offset by commercial sales which were down slightly for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Segment income for the three months ended June 30, 2005 was breakeven compared to $3.0 million for the three months ended June 30, 2004. The benefits from the higher sales and increased prices to the commercial customers were more than offset by a $5.0 million increase in costs of commodity metals and other raw materials and higher manufacturing costs.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Sales were $163.7 million for the six months ended June 30, 2005 compared to $145.2 million for the six months ended June 30, 2004, an increase of $18.5 million or 13%. Shipments of ammunition to the U.S. military increased by $15.1 million. Sales of small caliber rounds to law enforcement organizations increased but were partially offset by commercial sales which were down slightly for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Segment income of $3.4 million for the six months ended June 30, 2005 declined by $5.7 million from $9.1 million for the six months ended June 30, 2004. The benefits from higher sales and increased prices to the commercial customers were more than offset by a $10.6 million increase in costs of commodity metals and other raw materials and higher manufacturing costs.

Corporate/Other

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

For the three months ended June 30, 2005, pension expense included in Corporate/Other was $0.1 million compared with pension income of $2.9 million in 2004. The increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses, primarily market losses, on plan assets from prior periods. On a total company basis, pension expense for the three months ended June 30, 2005 was $6.1 million compared to $3.5 million in 2004.

For the three months ended June 30, 2005, charges to income for environmental investigatory and remedial activities were $3.2 million, net of an insurance recovery, compared with $6.2 million in 2004. This provision relates primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended June 30, 2005, other corporate and unallocated costs were $19.0 million compared with $11.7 million in 2004. This increase was primarily due to higher legal expenses related to increased litigation activity ($6.9 million), and professional service and consulting fees ($0.8 million) and was offset in part by cost savings resulting from the corporate headquarters relocation ($1.0 million).

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

For the six months ended June 30, 2005, pension expense included in Corporate/Other was $1.1 million compared with pension income of $4.9 million in 2004. The $6.0 million increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses, primarily market losses, on plan assets from prior periods. On a total company basis, pension expense for the six months ended June 30, 2005 was $13.0 million compared to $8.0 million in 2004.

For the six months ended June 30, 2005, charges to income for environmental investigatory and remedial activities were $7.6 million, net of an insurance recovery, compared with $12.5 million in 2004. This provision relates primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. We currently estimate these charges to income for the full year to be in the $18 million range compared to $23 million for 2004.

For the six months ended June 30, 2005, other corporate and unallocated costs were $33.7 million compared with $20.5 million in 2004. This increase was primarily due to higher legal expenses related to increased litigation activity ($11.7 million), professional service and consulting fees ($1.5 million), and management incentive compensation expense ($0.7 million) and was offset in part by cost savings resulting from the corporate headquarters relocation ($2.0 million).

Outlook

In the third quarter of 2005 we expect earnings to be in the $0.40 per diluted share range. Earnings in the Chlor Alkali business are expected to remain strong in the third quarter with slight improvements in ECU pricing likely being more than offset by lower volumes and seasonally higher electricity costs. Winchester earnings are projected to increase significantly from the second quarter due to normal seasonal strength in the commercial business and continued strong levels of military sales. Metals third quarter earnings are expected to be lower than the second quarter due to seasonal customer shutdowns. The higher level of legal and legal-related settlement costs are the result of the concentration of activity on several cases into the second and third quarters of 2005. We expect these expenses to return to more normal levels in the fourth quarter.

Environmental Matters

For the six months ended June 30, 2005 and 2004, cash outlays for environmental matters were $6.2 million and $8.6 million, respectively for environmental investigatory and remediation activities associated with former waste disposal sites and past manufacturing operations. Spending for investigatory and remedial efforts for the full year 2005 is estimated to be in the $25 million to $30 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $5.7 million at June 30, 2005. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial activities were $3.2 million, net of an insurance recovery, and $6.2 million for the three months ended June 30, 2005 and 2004, respectively and $7.6 million, net of an insurance recovery, and $12.5 million for the six months ended June 30, 2005 and 2004, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2004 and are expected to be material to operating results in 2005 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $101.2 million at June 30, 2005, $99.8 million at December 31, 2004, and $96.9 million at June 30, 2004 of which $73.2 million, $71.8 million, and $70.9 million were classified as other noncurrent liabilities, respectively. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” and therefore do not record a gain contingency and recognize revenue until it is earned and realizable. At June 30, 2005, December 31, 2004 and June 30, 2004, we have not recorded a gain contingency in the consolidated financial statements.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

Provided By (Used For) ($ in millions)	Six Months Ended June 30,
	2005	2004
Qualified pension plan contribution	$—	$(125.0)
Net operating activities	75.7	(208.8)
Capital expenditures	(27.3)	(17.8)
Net investing activities	(12.1)	1.8
Issuance of common stock	8.3	184.5
Net financing activities	(64.4)	135.0

For the six months ended June 30, 2005, income exclusive of non-cash charges, cash and cash equivalents on hand, and proceeds from sales of real estate were used to finance our working capital requirements, capital and investment projects, and dividends.

Operating Activities

In 2005, cash provided by operating activities increased over 2004. In 2005, cash provided by operating activities included a reduction in deferred taxes associated with the utilization of tax loss carryforwards and higher profits from operations, offset, in part, by a higher investment in working capital from year-end 2004. In 2004, cash utilized by operating activities included a pension plan contribution of $125 million and tax payments of $40.0 million. Accounts receivable increased $63.3 million, primarily due to higher sales in Chlor Alkali Products and higher copper prices in Metals. Days sales outstanding remained consistent with the prior year. Inventories were higher primarily due to Winchester’s military contracts and higher commodity costs.

Investing Activities

Capital spending of $27.3 million in the first six months of 2005 was $9.5 million higher than in the corresponding period in 2004. The increase was due in part to relocation of a product line in Winchester and an increase in maintenance projects in the Chlor Alkali Products and Metals. For the total year, we expect our capital spending to be in line with our depreciation, which is expected to be in the $73 million range. Dispositions of property, plant, and equipment consisted primarily of the proceeds from two real estate transactions in the first quarter.

In April 2004, we sold our equity interest in an insurance investment. In June 2004, we sold our Olin Aegis business to HCC Industries Inc. The proceeds from these sales approximated $19.7 million.

The 2005 increase in investments and advances in affiliated companies at equity represents primarily our share of the SunBelt joint venture’s improved operating results.

Financing Activities

At June 30, 2005, we had $119.3 million available under our $160 million senior revolving credit facility with a group of banks because we issued $40.7 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $178.0 million.

In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. In June 2004, we repaid the $8.1 million Illinois Environmental Improvement Bond, which became due in June 2004. In June 2005, we repaid the $50 million 7.11% medium-term Series A notes, which became due.

During the six months ended June 30, 2005 and 2004, we issued 476,548 and 466,477 shares of common stock with a total value of $9.7 million and $7.9 million, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

The percent of total debt to total capitalization decreased to 39% at June 30, 2005, from 47% at year-end 2004. The decrease from year-end 2004 was due primarily to the higher shareholders’ equity resulting from the 2005 net income for the six-month period ended June 30, 2005 and repayment of the $50 million 7.11% medium-term Series A notes in June 2005.

In each of the first two quarters of 2005 and 2004, we paid a quarterly dividend of $0.20 per share. On July 26, 2005, our Board of Directors declared a dividend of $0.20 per share on our common stock, which is payable on September 9, 2005 to shareholders of record on August 10, 2005.

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

Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of June 30, 2005, we had borrowings of $262.4 million, none of which were issued at variable rates. We have entered into interest rate swaps on $131.6 million of our underlying fixed debt obligations, whereby we agree to pay variable rates to a counterparty whom, in turn, pays us fixed rates.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay approximately $12.2 million of the SunBelt Notes, of which approximately $6.1 million is attributable to the Series O Notes. After the payment of approximately $6.1 million on the Series O Notes in December 2004, our guarantee of the notes was approximately $79.2 million at June 30, 2005. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs – an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for normal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement becomes effective for fiscal years beginning after June 15, 2005. It is expected that this statement will not have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – an amendment of APBO No. 29.” This Statement amends exceptions for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance as previously allowed under APBO No. 29. This statement becomes effective for the fiscal periods beginning after June 15, 2005. It is expected that this statement will not have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This pronouncement revises the accounting treatment for stock-based compensation. It establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). It requires that we initially measure the cost of employee services received in exchange for an award of liability instruments based on their current fair value; the aggregate value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Originally, this statement was effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC postponed the effective date of this statement to fiscal years beginning after June 15, 2005 (first quarter 2006 for calendar year companies). Based upon the prospective adoption of SFAS No. 123 (Revised 2004), the pretax impact for 2006 is expected to approximate $3 million to $4 million.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies the definition of conditional asset retirement obligations used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” This interpretation also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. We are continuing to evaluate the effect of this interpretation on our financial statements.

In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of June 30, 2005, we maintained open positions on futures contracts totaling $42.6 million ($35.6 million at December 31, 2004 and $15.7 million as of June 30, 2004). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $4.3 million ($3.6 million at December 31, 2004 and $1.6 million at June 30, 2004) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of June 30, 2005, we had borrowings of $262.4 million ($309.7 million at June 30, 2004) none of which ($0.2 million at June 30, 2004) were issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $131.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. Assuming no changes in the $131.6 million of variable-rate debt levels from year-end 2004 we estimate that a hypothetical change of 100 basis points in the LIBOR interest rates from year-end 2004 would impact interest expense by $1.3 million on an annualized pretax basis.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (7.086% at June 30, 2005). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount respectively of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on December 15, 2005. We estimate that the rates will be between 6.5% and 7.5%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $34.7 million, of which $8.1 million was repaid in June 2004. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed-rate debt of the newly refinanced bonds back to variable-rate debt through interest rate swaps. At June 30, 2005, the interest rates on the swaps of $21.1 million and $5.5 million were 3.65% and 3.79%, respectively.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $1.8 million and $3.0 million for the six months ended June 30, 2005 and 2004, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c)

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2005	—	N/A	—
May 1-31, 2005	—	N/A	—
June 1-30, 2005	—	N/A	—
Total				154,076	(1)

(1)	On April 30, 1998, the issuer announced a share repurchase program approved by the Board of Directors for the purchase of up to 5 million shares of common stock. Through June 30, 2005, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item	4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 28, 2005. Of the 70,950,293 shares of Common Stock entitled to vote at such meeting, at least 67,140,869 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors Virginia A. Kamsky, Richard M. Rompala and Joseph D. Rupp as Class II directors with terms expiring in 2008. Votes cast for and votes withheld in the election of Directors were as follows:

	Votes For	Votes Withheld
Virginia A. Kamsky	59,717,168	7,423,701
Richard M. Rompala	65,371,811	1,769,058
Joseph D. Rupp	64,881,420	2,259,449

There were no abstentions or broker nonvotes.

The shareholders approved the Amended and Restated 1997 Stock Plan for Non-employee Directors. Voting for the resolution approving the Amended and Restated 1997 Stock Plan for Non-employee Directors were 48,595,560 shares. Voting against were 7,557,651 shares. Abstaining were 679,428 shares. There were no broker nonvotes.

The shareholders also approved the Olin Corporation Senior Management Incentive Compensation Plan, as amended. Voting for the resolution approving the Olin Corporation Senior Management Incentive Compensation Plan, as amended were 61,077,547 shares. Voting against were 5,336,120 shares. Abstaining were 727,202 shares. There were no broker nonvotes.

The shareholders ratified the appointment of KPMG LLP as independent auditors for the Corporation for 2005. Voting for the resolution ratifying the appointment were 66,073,267 shares. Voting against were 567,387 shares. Abstaining were 500,215 shares. There were no broker nonvotes.

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

OLIN CORPORATION (Registrant)

By:	/s/ J. E. Fischer
Vice President and Chief Financial Officer (Authorized Officer)

Date: August 3, 2005

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer