Form 10-Q
period 2005-09-30
OLIN CORP
filed 2005-11-02
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, there were outstanding 71,722,958 shares of the registrant’s common stock.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004	September 30, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$227.1	$147.3	$92.3
Accounts Receivable, Net	305.6	242.9	295.8
Inventories, Net	241.4	256.5	260.7
Current Deferred Income Taxes	16.9	47.1	32.9
Other Current Assets	10.5	18.8	15.3

Total Current Assets	801.5	712.6	697.0

Property, Plant and Equipment (less Accumulated Depreciation of $1,382.1, $1,348.1 and $1,334.6)	465.1	478.0	470.1
Prepaid Pension Costs	263.8	257.8	269.5
Deferred Income Taxes	42.7	67.4	95.2
Other Assets	33.2	23.8	28.8
Goodwill	74.9	78.3	77.3

Total Assets	$1,681.2	$1,617.9	$1,637.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$1.1	$52.0	$51.5
Accounts Payable	128.9	117.7	137.7
Income Taxes Payable	0.6	0.3	9.9
Accrued Liabilities	161.4	151.5	160.6

Total Current Liabilities	292.0	321.5	359.7

Long-Term Debt	256.8	260.7	263.7
Accrued Pension Liability	518.5	505.2	478.2
Other Liabilities	176.2	174.6	175.2

Total Liabilities	1,243.5	1,262.0	1,276.8

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120.0 Shares; Issued and Outstanding 71.7, 70.6 and 70.1 Shares	71.7	70.6	70.1
Additional Paid-In Capital	679.2	659.5	650.8
Accumulated Other Comprehensive Loss	(270.2)	(273.3)	(250.1)
Accumulated Deficit	(43.0)	(100.9)	(109.7)

Total Shareholders’ Equity	437.7	355.9	361.1

Total Liabilities and Shareholders’ Equity	$1,681.2	$1,617.9	$1,637.9

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$599.0	$520.1	$1,753.6	$1,509.5
Operating Expenses:
Cost of Goods Sold	505.4	457.4	1,484.8	1,354.7
Selling and Administration	48.3	35.6	128.4	101.6
Research and Development	1.0	0.9	3.1	2.8
Restructuring Charges	—	0.5	0.3	9.4
Other Operating Income	0.9	—	9.1	5.5

Operating Income	45.2	25.7	146.1	46.5
Earnings of Non-consolidated Affiliates	8.5	3.3	26.9	4.8
Interest Expense	4.3	4.9	14.8	14.9
Interest Income	1.6	0.4	4.0	1.3
Other Income	0.2	1.0	1.3	4.3

Income from Continuing Operations before Taxes	51.2	25.5	163.5	42.0
Income Tax Provision	19.8	6.8	62.8	13.9

Income from Continuing Operations	31.4	18.7	100.7	28.1
Discontinued Operations:
Income from Discontinued Operations, Net	—	—	—	0.6
Gain on Disposal of Discontinued Operations, Net	—	—	—	3.3

Net Income	$31.4	$18.7	$100.7	$32.0

Basic Income per Common Share:
Income from Continuing Operations	$0.44	$0.27	$1.41	$0.41
Income from Discontinued Operations, Net	—	—	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	—	—	0.05

Net Income	$0.44	$0.27	$1.41	$0.47

Diluted Income per Common Share:
Income from Continuing Operations	$0.44	$0.27	$1.41	$0.41
Income from Discontinued Operations, Net	—	—	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	—	—	0.05

Net Income	$0.44	$0.27	$1.41	$0.47

Dividends per Common Share	$0.20	$0.20	$0.60	$0.60
Average Common Shares Outstanding:
Basic	71.6	69.9	71.2	67.5
Diluted	71.7	70.1	71.5	67.7

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2004	59.0	$59.0	$464.3	$(246.8)	$(100.0)	$176.5
Comprehensive Income:
Net Income	—	—	—	—	32.0	32.0
Translation Adjustment	—	—	—	(0.3)	—	(0.3)
Net Unrealized Loss	—	—	—	(3.0)	—	(3.0)

Comprehensive Income						28.7

Dividends Paid:
Common Stock ($0.60 per share)	—	—	—	—	(41.7)	(41.7)
Common Stock Issued for:
Stock Options Exercised	0.4	0.4	8.2	—	—	8.6
Employee Benefit Plans	0.6	0.6	10.4	—	—	11.0
Cash	10.0	10.0	167.8	—	—	177.8
Other Transactions	0.1	0.1	0.1	—	—	0.2

Balance at September 30, 2004	70.1	$70.1	$650.8	$(250.1)	$(109.7)	$361.1

Balance at January 1, 2005	70.6	$70.6	$659.5	$(273.3)	$(100.9)	$355.9
Comprehensive Income:
Net Income	—	—	—	—	100.7	100.7
Translation Adjustment	—	—	—	(1.2)	—	(1.2)
Net Unrealized Gain	—	—	—	4.3	—	4.3

Comprehensive Income						103.8

Dividends Paid:
Common Stock ($0.60 per share)	—	—	—	—	(42.8)	(42.8)
Common Stock Issued for:
Stock Options Exercised	0.4	0.4	7.3	—	—	7.7
Employee Benefit Plans	0.7	0.7	12.0	—	—	12.7
Other Transactions	—	—	0.4	—	—	0.4

Balance at September 30, 2005	71.7	$71.7	$679.2	$(270.2)	$(43.0)	$437.7

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Income from Continuing Operations	$100.7	$28.1
Adjustments to Reconcile Income from Continuing Operations to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(26.9)	(4.8)
Other Operating Income – Gain on Disposition of Property, Plant and Equipment	(9.1)	—
Gain on Sale of an Insurance Investment	—	(2.0)
Depreciation and Amortization	53.7	55.7
Deferred Income Taxes	58.5	(31.0)
Qualified Pension Plan Contributions	(6.0)	(168.0)
Qualified Pension Plan Expense	15.5	4.5
Common Stock Issued under Employee Benefit Plans	2.1	2.1
Change in:
Receivables	(62.7)	(115.3)
Inventories	15.1	(21.9)
Other Current Assets	8.3	0.6
Accounts Payable and Accrued Liabilities	21.1	42.3
Income Taxes Payable	0.3	(1.2)
Other Assets	(6.2)	(1.9)
Other Noncurrent Liabilities	0.2	2.0
Other Operating Activities	5.2	(2.8)

Cash Provided by (Used for) Continuing Operations	169.8	(213.6)
Discontinued Operations:
Income from Discontinued Operations, Net	—	3.9
Gain on Disposal of Discontinued Operations	—	(5.5)

Net Operating Activities	169.8	(215.2)

Investing Activities
Capital Expenditures	(45.1)	(29.9)
Proceeds from Sales of a Business and an Insurance Investment	—	19.7
Proceeds from Disposition of Property, Plant and Equipment	14.0	0.5
Investments and Advances – Affiliated Companies at Equity	19.2	1.8
Other Investing Activities	(1.4)	(0.4)

Net Investing Activities	(13.3)	(8.3)

Financing Activities
Long-Term Debt Repayments	(51.8)	(27.1)
Issuance of Common Stock	10.6	186.7
Stock Options Exercised	7.7	8.6
Dividends Paid	(42.8)	(41.7)
Other Financing Activities	(0.4)	(0.5)

Net Financing Activities	(76.7)	126.0

Net Increase (Decrease) in Cash and Cash Equivalents	79.8	(97.5)

Cash and Cash Equivalents, Beginning of Period	147.3	189.8

Cash and Cash Equivalents, End of Period	$227.1	$92.3

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

2.	Allowance for doubtful accounts was $9.3 million, $8.6 million and $8.7 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. Provisions charged to operations were $0.7 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively, and $1.2 million and $2.0 million for the nine months ended September 30, 2005 and 2004, respectively. Bad debt write-offs, net of recoveries, were $0.5 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.

3.	Inventory consists of the following:

	September 30, 2005	December 31, 2004	September 30, 2004
Supplies	$35.7	$34.2	$34.2
Raw materials	145.7	133.3	115.1
Work in process	145.8	118.8	156.7
Finished goods	106.0	89.9	100.7

	433.2	376.2	406.7
LIFO reserve	(191.8)	(119.7)	(146.0)

Inventory, net	$241.4	$256.5	$260.7

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average cost (primarily operating supplies, spare parts, and maintenance parts) and first-in, first-out (FIFO) (primarily inventory of foreign subsidiaries) methods. Elements of costs in inventories include raw materials, direct labor, and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2005, reflect certain estimates relating to inventory quantities and costs at December 31, 2005. If the FIFO method of inventory accounting had been used, inventories would have been approximately $191.8 million, $119.7 million and $146.0 million higher than that reported at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

4.	Basic and diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Computation of Basic Income per Share
Income from continuing operations	$31.4	$18.7	$100.7	$28.1
Discontinued operations:
Income from discontinued operations, net	—	—	—	0.6
Gain on disposal of discontinued operations, net	—	—	—	3.3

Net income	$31.4	$18.7	$100.7	$32.0

Basic shares	71.6	69.9	71.2	67.5

Basic income per share:
Income from continuing operations	$0.44	$0.27	$1.41	$0.41
Income from discontinued operations, net	—	—	—	0.01
Gain on disposal of discontinued operations, net	—	—	—	0.05

Net income	$0.44	$0.27	$1.41	$0.47

Computation of Diluted Income per Share
Income from continuing operations	$31.4	$18.7	$100.7	$28.1
Discontinued operations:
Income from discontinued operations, net	—	—	—	0.6
Gain on disposal of discontinued operations, net	—	—	—	3.3

Net income	$31.4	$18.7	$100.7	$32.0

Diluted shares:
Basic shares	71.6	69.9	71.2	67.5
Stock options	0.1	0.2	0.3	0.2

Diluted shares	71.7	70.1	71.5	67.7

Diluted income per share:
Income from continuing operations	$0.44	$0.27	$1.41	$0.41
Income from discontinued operations, net	—	—	—	0.01
Gain on disposal of discontinued operations, net	—	—	—	0.05

Net income	$0.44	$0.27	$1.41	$0.47

5.	We are party to various governmental and private environmental actions associated with past manufacturing operations and former waste disposal sites. Credits to income for investigatory and remedial activities were $11.8 million and $4.2 million for the three and nine months ended September 30, 2005, respectively, which included an $18.0 million and $19.5 million, respectively, recovery from a third party of costs incurred and expensed in prior periods. Without these recoveries in 2005, charges to income for investigatory and remedial activities were $6.2 million and $6.3 million for the three months ended September 30, 2005 and 2004, respectively, and $15.3 million and $18.8 million for the nine months ended September 30, 2005 and 2004, respectively. As a result of this environmental cost recovery, we recorded a receivable of $18.0 million at September 30, 2005. Charges or credits to income for investigatory and remedial efforts were material to operating results in 2004 and 2005. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $102.4 million at September 30, 2005, $99.8 million at December 31, 2004 and $99.7 million at September 30, 2004 of which $74.4 million, $71.8 million, and $73.7 million were classified as other noncurrent liabilities, respectively.

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

6.	Our Board of Directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the nine-month periods ended September 30, 2005 and 2004. At September 30, 2005, 154,076 shares remain authorized to be purchased.

7.	On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.8 million and were used to make a voluntary contribution of $125.0 million to our pension plan. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35.3 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

We issued approximately 0.4 million and 0.4 million shares with a total value of $7.7 million and $8.6 million, representing stock options exercised for the nine months ended September 30, 2005 and 2004, respectively. In addition, for the nine months ended September 30, 2005 and 2004, we issued approximately 0.7 million and 0.7 million shares with a total value of $13.6 million and $11.8 million, respectively, in connection with our Contributing Employee Ownership Plan and our deferred compensation programs.

8.	Other operating income may include items such as gains (losses) on disposition of property, plant and equipment and other miscellaneous operating items. Other operating income for the three and nine months ended September 30, 2005, included the gains on the disposition of three real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transactions represented the disposition of land associated with two former manufacturing plants. These dispositions generated net cash proceeds of $13.1 million, resulting in pretax gains of $9.1 million. A portion of the gain on these dispositions is a capital gain, and the tax will be offset by capital loss carryforwards acquired with the Chase business. The utilization of these carryforwards resulted in a $3.7 million reduction in the goodwill recorded as part of the Chase acquisition and had no impact on the effective tax rate. Other operating income for the nine months ended September 30, 2004 included a non-recurring gain of $5.5 million related to a settlement of a contract matter with an outside third party.

9.	We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $11.5 million and $9.7 million for the three months ended September 30, 2005 and 2004, respectively, and $38.6 million and $27.2 million for the nine months ended September 30, 2005 and 2004, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales:
Chlor Alkali Products	$151.5	$111.7	$453.5	$318.2
Metals	347.1	313.8	1,036.0	951.5
Winchester	100.4	94.6	264.1	239.8

Total sales	$599.0	$520.1	$1,753.6	$1,509.5

Income from continuing operations before taxes:
Chlor Alkali Products(1)	$57.3	$21.6	$180.7	$41.0
Metals(1)	2.0	14.1	29.0	39.4
Winchester	4.7	10.4	8.1	19.5
Corporate/Other:
Pension (expense) income(2)	(0.6)	2.5	(1.7)	7.4
Environmental (provision) credit	11.8	(6.3)	4.2	(18.8)
Other corporate and unallocated costs	(22.4)	(12.8)	(56.1)	(33.3)
Restructuring charges	—	(0.5)	(0.3)	(9.4)
Other operating income	0.9	—	9.1	5.5
Interest expense	(4.3)	(4.9)	(14.8)	(14.9)
Interest income	1.6	0.4	4.0	1.3
Other income	0.2	1.0	1.3	4.3

Income from continuing operations before taxes	$51.2	$25.5	$163.5	$42.0

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Chlor Alkali Products	$8.3	$3.0	$26.4	$3.9
Metals	0.2	0.3	0.5	0.9

Earnings of non-consolidated affiliates	$8.5	$3.3	$26.9	$4.8

(2)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

10.	Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003, we recorded a liability of $41.5 million (of which $7.0 million and $34.5 million were in current liabilities and noncurrent liabilities, respectively). Certain asset retirement obligations associated with production technology and building materials have not been recorded because these retirement obligations have an indeterminate life, and accordingly, the retirement obligation cannot be reasonably estimated.

The balances of our asset retirement obligations are as follows:

	September 30, 2005	December 31, 2004	September 30, 2004
Current liability	$2.9	$2.9	$6.2
Noncurrent liability	35.8	35.2	34.4

	$38.7	$38.1	$40.6

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies the definition of conditional asset retirement obligations used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. Based upon our evaluation of FASB Interpretation No. 47, we estimate that fourth quarter earnings may be impacted by a non-cash charge of approximately $8 million to $12 million.

11.	On January 29, 2004, we announced that our Board of Directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. We expect the efficiencies of being substantially co-located with the Metals and Winchester businesses will result in corporate personnel being reduced with total projected annual savings of approximately $6 million by 2006. There were no restructuring charges recorded for the three months ended September 30, 2005, and charges of $0.5 million were recorded for the three months ended September 30, 2004. Restructuring charges of $0.3 million and $9.4 million were recorded for the nine months ended September 30, 2005 and 2004, respectively. An additional $0.2 million of restructuring charges were recorded in the fourth quarter of 2004. We expect to incur approximately $0.2 million of expense related to the relocation of our corporate offices during the balance of 2005. The corporate restructuring charges included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services for all affected employees. At September 30, 2005, we had utilized $8.4 million of the total restructuring charge recorded of $10.4 million.

12.	For the nine months ended September 30, 2004, other income included a pretax gain of $2.0 million from the sale of our equity interest in an insurance investment.

13.	Under SFAS No. 148, “Accounting for Stock-Based Compensation,” pro forma net income (loss) and earnings (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. We had no compensation expense for stock options granted during the nine months ended September 30, 2005 and 2004. The fair value of each option granted during 2005 and 2004 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of 3.36% in 2005 and 4.32% in 2004, risk-free interest rate of 3.86% in 2005 and 3.18% in 2004, expected volatility of 27% in 2005 and 40% in 2004, and an expected life of 7 years. The fair value of options granted during 2005 and 2004 was $5.48 and $5.37, respectively. The following table shows the difference between reported and pro forma net income and income per share as if we had recorded compensation expense for the stock options granted during the year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income:
As reported	$31.4	$18.7	$100.7	$32.0
Stock-based employee compensation expense, net of tax	(0.5)	(0.5)	(1.5)	(1.5)

Pro forma	$30.9	$18.2	$99.2	$30.5

Per Share Data:
Basic
As reported	$0.44	$0.27	$1.41	$0.47
Pro forma	$0.43	$0.26	$1.39	$0.45
Diluted
As reported	$0.44	$0.27	$1.41	$0.47
Pro forma	$0.43	$0.26	$1.39	$0.45

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

This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award–the requisite service period (usually the vesting period). It requires that we initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the aggregate value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Originally, this statement was effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC postponed the effective date of this statement to fiscal years beginning after June 15, 2005 (first quarter of 2006 for calendar year companies). Based upon the prospective adoption of SFAS No. 123 (Revised 2004), the non-cash pretax impact for 2006 is expected to approximate $3 million to $4 million.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2004 our guarantee of the SunBelt Notes was $79.2 million at September 30, 2005. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates. At September 30, 2005, December 31, 2004, and September 30, 2004, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

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

In September 2005, we made a voluntary pension plan contribution of $6.0 million to maintain a 90% funded level under the Employee Retirement Income and Security Act (ERISA) criteria used to determine funding levels. By maintaining a 90% funding level, mandatory contributions are not required for two years. In February and September 2004, we made voluntary pension plan contributions of $125.0 million and $43.0 million, respectively.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$5.2	$3.6	$0.3	$0.8
Interest cost	23.3	23.2	1.2	1.3
Expected return on plans’ assets	(29.1)	(29.3)	—	—
Amortization of prior service cost	1.2	1.3	(0.1)	(0.2)
Recognized actuarial loss	6.0	3.6	1.1	0.9

Net periodic benefit cost	$6.6	$2.4	$2.5	$2.8

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$15.4	$12.5	$1.6	$1.7
Interest cost	69.7	69.8	3.8	3.8
Expected return on plans’ assets	(86.9)	(87.8)	—	—
Amortization of prior service cost	3.6	3.8	(0.5)	(0.6)
Recognized actuarial loss	17.8	10.9	2.9	2.5

Subtotal	19.6	9.2	7.8	7.4
Curtailment	—	1.2	—	—

Net periodic benefit cost	$19.6	$10.4	$7.8	$7.4

In the first quarter of 2004, we recorded a pension curtailment charge of $1.2 million in connection with the corporate restructuring. The restructuring charge is described under footnote 11.

16.	On June 11, 2004, we sold our Olin Aegis business to HCC Industries, Inc. The operations of Olin Aegis represented the disposal of a component of an entity within our Metals business segment. Consequently, the financial data related to Olin Aegis is classified in the condensed financial statements as a discontinued operation for the nine months ended September 30, 2004.

The operating results of discontinued operations were as follows:

Nine Months Ended September 30, 2004
Net sales	$12.3

Income from operations before taxes	$0.8
Gain on sale of discontinued operations	5.5

Income before taxes	6.3
Income tax provision	2.4

Net income	$3.9

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

Consolidated Results of Operations

($ in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$599.0	$520.1	$1,753.6	$1,509.5
Cost of Goods Sold	505.4	457.4	1,484.8	1,354.7

Gross Margin	93.6	62.7	268.8	154.8
Selling and Administration	48.3	35.6	128.4	101.6
Research and Development	1.0	0.9	3.1	2.8
Restructuring Charges	—	0.5	0.3	9.4
Other Operating Income	0.9	—	9.1	5.5

Operating Income	45.2	25.7	146.1	46.5
Earnings of Non-consolidated Affiliates	8.5	3.3	26.9	4.8
Interest Expense	4.3	4.9	14.8	14.9
Interest Income	1.6	0.4	4.0	1.3
Other Income	0.2	1.0	1.3	4.3

Income from Continuing Operations before Taxes	51.2	25.5	163.5	42.0
Income Tax Provision	19.8	6.8	62.8	13.9

Income from Continuing Operations	31.4	18.7	100.7	28.1
Discontinued Operations:
Income from Discontinued Operations, Net	—	—	—	0.6
Gain on Disposal of Discontinued Operations, Net	—	—	—	3.3

Net Income	$31.4	$18.7	$100.7	$32.0

Basic Income per Common Share:
Income from Continuing Operations	$0.44	$0.27	$1.41	$0.41
Income from Discontinued Operations, Net	—	—	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	—	—	0.05

Net Income	$0.44	$0.27	$1.41	$0.47

Diluted Income per Common Share:
Income from Continuing Operations	$0.44	$0.27	$1.41	$0.41
Income from Discontinued Operations, Net	—	—	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	—	—	0.05

Net Income	$0.44	$0.27	$1.41	$0.47

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Sales for the three months ended September 30, 2005 were $599.0 million compared with $520.1 million last year, an increase of $78.9 million, or 15%. Chlor Alkali Products sales were ahead of last year by $39.8 million, or 36%, due to higher electrochemical unit (ECU) prices, which increased approximately 54% from the three months ended September 30, 2004, and were offset by lower volumes. In the Metals segment, sales increased $33.3 million, or 11%. The increase in Metals segment sales was primarily the result of increased metal prices partially offset by lower shipment volumes. Winchester sales were $5.8 million higher than last year, primarily due to increased demand from commercial, U.S. military, and law enforcement customers.

Gross margin increased $30.9 million over the prior year primarily as a result of higher ECU prices. The gross margin percentage increased to 16% for the three months ended September 30, 2005 from 12% for the three months ended September 30, 2004. The gross margin dollar increase of $30.9 million reflects higher ECU prices and the resulting margin percentage increase was offset in part by the higher Metals sales resulting from increased metals values and lower gross margins in the Metals and Winchester segments. Finally, gross margin was positively impacted by the $18.0 million recovery from a third party of environmental costs incurred and expensed in prior periods.

Selling and administration expenses as a percentage of sales were 8% in 2005 and 7% in 2004. Selling and administration expenses for the three months ended September 30, 2005 were $12.7 million higher than the three months ended September 30, 2004 primarily due to a higher level of legal and legal-related settlement expenses associated with legacy environmental matters including recovery actions for environmental costs previously incurred and expensed ($5.5 million) and pension expenses ($1.5 million). Incentive compensation expense, based on higher expected earnings, increased $2.1 million compared to 2004.

Restructuring charges of $0.5 million were recorded for the three months ended September 30, 2004. On January 29, 2004, we announced that our Board of Directors approved plans to relocate our corporate offices for organizational, strategic, and economic reasons.

Other operating income for the three months ended September 30, 2005 included a gain on the disposition of land associated with a former manufacturing plant. This disposition generated net proceeds of $0.9 million, resulting in a pretax gain of $0.9 million.

The earnings of non-consolidated affiliates were $8.5 million for the three months ended September 30, 2005, an increase of $5.2 million from $3.3 million for the three months ended September 30, 2004, primarily due to higher ECU selling prices at the SunBelt joint venture.

Interest expense, net of interest income for the three months ended September 30, 2005 decreased by $1.8 million from 2004 due to an increase in interest income in 2005 and a lower level of outstanding net debt, offset in part by the effect of higher short-term interest rates on debt. The higher interest income was due to higher average cash balances and higher short-term interest rates.

The effective tax rate for the three months ended September 30, 2005 of 38.6% is higher than the 35% U.S. federal statutory rate primarily due to state income taxes, income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future.

The effective tax rate for the three months ended September 30, 2004 included a $2.3 million reduction in income tax expense associated with the settlement of certain issues related to income tax audits for the years 1992 to 2000. Excluding this $2.3 million reduction, the effective tax rate for the third quarter of 2004 was 35.7%. The 2004 effective tax rate was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Sales for the nine months ended September 30, 2005 were $1,753.6 million compared with $1,509.5 million last year, an increase of $244.1 million, or 16%. Chlor Alkali Products sales were ahead of last year by $135.3 million, or 43%, due to higher ECU prices, which increased approximately 61% from the nine months ended September 30, 2004, and were offset by lower volumes. In the Metals segment, sales increased $84.5 million. The increase in Metals segment sales was primarily the result of increased metal prices partially offset by lower shipment volumes. Winchester sales were $24.3 million higher than last year, primarily due to increased demand from the U.S. military and law enforcement customers.

Gross margin increased $114.0 million over the prior year primarily as a result of higher ECU prices. The gross margin percentage increased to 15% for the nine months ended September 30, 2005 from 10% for the nine months ended September 30, 2004. The gross margin dollar increase of $114.0 million reflects higher ECU prices and the resulting margin percentage increase was offset in part by the higher Metals sales resulting from increased metals values and lower gross margins in the Metals and Winchester segments. Finally, gross margin was positively impacted by the $19.5 million recoveries from a third party of environmental costs incurred and expensed in prior periods.

Selling and administration expenses as a percentage of sales were 7% in 2005 and in 2004. Selling and administrative expenses for the nine months ended September 30, 2005 were $26.8 million higher than the nine months ended September 30, 2004 primarily due to a higher level of legal and legal-related settlement expenses associated with legacy environmental matters, including recovery actions for environmental costs previously incurred and expensed ($17.2 million) and increased pension expenses ($4.6 million). Incentive compensation expenses, based on higher expected earnings, increased by $2.1 million compared to 2004.

Restructuring charges of $0.3 million and $9.4 million were recorded for the nine months ended September 30, 2005 and 2004, respectively. On January 29, 2004, we announced that our Board of Directors approved plans to relocate our corporate offices for organizational, strategic, and economic reasons. We expect to incur approximately $0.2 million of expense related to the relocation of our corporate offices during the balance of 2005. The corporate restructuring charges included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense, and the incurred cost for outplacement services for all affected employees.

Other operating income for the nine months ended September 30, 2005 included the gains on the disposition of three real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other two transactions represented the disposition of land associated with former manufacturing plants. These dispositions generated net proceeds of $13.1 million, resulting in a pretax gain of $9.1 million. Other operating income for the nine months ended September 30, 2004 included a non-recurring gain of $5.5 million related to a settlement of a contract matter with an outside third party.

The earnings of non-consolidated affiliates were $26.9 million for the nine months ended September 30, 2005, an increase of $22.1 million from $4.8 million for the nine months ended September 30, 2004, primarily due to higher ECU selling prices at the SunBelt joint venture.

Interest expenses, net of interest income for the nine months ended September 30, 2005 decreased by $2.8 million from 2004 due to an increase in interest income in 2005. The lower level of outstanding net debt was offset by the effect of higher short-term interest rates on debt. The higher interest income was due to interest income received on the disposition of real estate ($0.3 million), higher short-term interest rates, and higher average cash balances.

The effective tax rate for the nine months ended September 30, 2005 of 38.4% includes a $0.8 million reduction in income tax expense resulting from a refund of interest paid in connection with the 2004 settlement of certain tax issues related to prior years and is higher than the 35% U.S. federal statutory rate primarily due to state income taxes, income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future.

Excluding the $2.3 million reduction in income tax expense associated with the settlement of certain issues related to income tax audits for the years 1992 to 2000, the effective tax rate for the nine months ended September 30, 2004 was 38.7%. The 2004 effective tax rate was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $11.5 million and $9.7 million for the three months ended September 30, 2005 and 2004, respectively, and $38.6 million and $27.2 million for the nine months ended September 30, 2005 and 2004, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales:
Chlor Alkali Products	$151.5	$111.7	$453.5	$318.2
Metals	347.1	313.8	1,036.0	951.5
Winchester	100.4	94.6	264.1	239.8

Total sales	$599.0	$520.1	$1,753.6	$1,509.5

Income from continuing operations before taxes:
Chlor Alkali Products(1)	$57.3	$21.6	$180.7	$41.0
Metals(1)	2.0	14.1	29.0	39.4
Winchester	4.7	10.4	8.1	19.5
Corporate/Other:
Pension (expense) income(2)	(0.6)	2.5	(1.7)	7.4
Environmental (provision) credit	11.8	(6.3)	4.2	(18.8)
Other corporate and unallocated costs	(22.4)	(12.8)	(56.1)	(33.3)
Restructuring charges	—	(0.5)	(0.3)	(9.4)
Other operating income	0.9	—	9.1	5.5
Interest expense	(4.3)	(4.9)	(14.8)	(14.9)
Interest income	1.6	0.4	4.0	1.3
Other income	0.2	1.0	1.3	4.3

Income from continuing operations before taxes	$51.2	$25.5	$163.5	$42.0

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Chlor Alkali Products	$8.3	$3.0	$26.4	$3.9
Metals	0.2	0.3	0.5	0.9

Earnings of non-consolidated affiliates	$8.5	$3.3	$26.9	$4.8

(2)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

Chlor Alkali Products

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Sales for the three months ended September 30, 2005 were $151.5 million compared to $111.7 million for the three months ended September 30, 2004, an increase of $39.8 million, or 36%. The sales increase was due to higher ECU pricing, which increased approximately 54% from the three months ended September 30, 2004, and more than offset 8% lower volumes. Both supply and demand in the Chlor Alkali industry were interrupted during the quarter by three hurricanes, which caused customer outages and disruption to the transportation system. Although none of our facilities were damaged, these factors reduced our operating rate during the quarter to 87% of capacity, compared to 94% during the third quarter of 2004. Pricing improved over the second quarter of 2005 as increases were implemented and contract terms and price indexing continued to favorably impact our average netbacks (gross selling price less freight and discounts). ECU netbacks, excluding our SunBelt joint venture, were approximately $515 for the three months ended September 30, 2005, compared with approximately $335 for the three months ended September 30, 2004.

Chlor Alkali posted segment income of $57.3 million for the three months ended September 30, 2005, compared to $21.6 million for the three months ended September 30, 2004. Earnings were higher by $35.7 million because higher selling prices more than offset lower volumes and higher transportation costs and higher manufacturing costs resulting primarily from higher electricity costs. SunBelt joint venture’s results for the three months ended September 30, 2005 improved by $5.7 million, compared to the three months ended September 30, 2004, primarily due to higher ECU prices.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Sales for the nine months ended September 30, 2005 were $453.5 million compared to $318.2 million for the nine months ended September 30, 2004, an increase of $135.3 million, or 43%. The sales increase was due to higher ECU pricing, which increased approximately 61% from the nine months ended September 30, 2004, and more than offset 4% lower volumes. ECU netbacks, excluding our SunBelt joint venture, were approximately $500 for the nine months ended September 30, 2005, compared with approximately $310 for the nine months ended September 30, 2004.

Chlor Alkali posted segment income of $180.7 million, compared to $41.0 million for the nine months ended September 30, 2004. Earnings were higher by $139.7 million because higher selling prices more than offset lower volumes and higher transportation costs and higher manufacturing costs resulting primarily from higher electricity costs. SunBelt joint venture’s results for the nine months ended September 30, 2005 improved by $22.5 million, compared to the nine months ended September 30, 2004, primarily due to higher ECU prices.

Metals

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Sales for the three months ended September 30, 2005 were $347.1 million compared to sales of $313.8 for the three months ended September 30, 2004, an increase of 11%. This increase reflects higher metal values offset in part by lower shipment volumes. The average Commodity Exchange (COMEX) copper price was approximately $1.70 per pound in the third quarter of 2005 compared with $1.29 per pound in 2004, or an increase of 32%. Total shipment volumes decreased by 6% from the three months ended September 30, 2004.

Shipments to building products, automotive and electronics customers declined 9% from the third quarter of 2004. Shipments to coinage customers increased 7%, while ammunition shipments were equal to last year’s quarter.

The Metals segment reported income of $2.0 million for the three months ended September 30, 2005 compared to $14.1 million in 2004, a decrease of $12.1 million. The decreased earnings were primarily due to lower shipment volumes along with higher energy and copper costs, and maintenance costs associated with planned plant outages. In addition, reduced hydrogen availability due to hurricane Katrina negatively impacted earnings.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Sales for the nine months ended September 30, 2005 were $1,036.0 million compared to sales of $951.5 million for the nine months ended September 30, 2004, an increase of 9%. This increase reflects higher metal values offset in part by lower shipment volumes. The average COMEX copper price was approximately $1.57 per pound in the nine months ended September 30, 2005 compared with $1.25 per pound in 2004, or an increase of 26%. Total shipment volumes decreased by 5% from the nine months ended September 30, 2004.

Shipments to the automotive segment decreased by 11% for the nine months ended September 30, 2005 due to reduced production throughout the U.S. automotive supply chain. Coinage shipments were up 12% from last year primarily due to the 2005 introduction of the Buffalo Nickel. Shipments to the ammunition segment increased 16% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This was due to the high level of demand for military ordnance. Shipments to our electronics and building products customers were 7% and 6% lower than last year, respectively.

The Metals segment reported income of $29.0 million for the nine months ended September 30, 2005 compared to $39.4 million in 2004, a decrease of $10.4 million. Lower earnings were primarily a result of lower shipment volumes in 2005 and higher energy and copper costs.

Winchester

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Sales were $100.4 million for the three months ended September 30, 2005 compared to $94.6 million for the three months ended September 30, 2004, an increase of $5.8 million, or 6%. Commercial ammunition sales accounted for $2.6 million of the 2005 sales increase, and shipments of ammunition to the U.S. military increased by $2.5 million. Sales of small caliber rounds to law enforcement organizations also increased. Segment income for the three months ended September 30, 2005 was $4.7 million compared to $10.4 million for the three months ended September 30, 2004. The benefits from increased sales volumes and higher prices were more than offset by higher copper, lead, steel, and resin costs, as well as start-up costs at the Oxford, Mississippi facility.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Sales were $264.1 million for the nine months ended September 30, 2005 compared to $239.8 million for the nine months ended September 30, 2004, an increase of $24.3 million, or 10%. Shipments of ammunition to the U.S. military increased by $17.6 million. Sales of small caliber rounds to law enforcement organizations increased and commercial sales remained flat for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Segment income of $8.1 million for the nine months ended September 30, 2005 declined by $11.4 million from $19.5 million for the nine months ended September 30, 2004. The benefits from increased sales volumes and higher prices were more than offset by higher copper, lead, steel, and resin costs, as well as start-up costs at the Oxford, Mississippi facility.

Corporate/Other

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

For the three months ended September 30, 2005, pension expense included in Corporate/Other was $0.6 million compared with pension income of $2.5 million in 2004. The increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses, primarily investment losses, on plan assets from prior periods. On a total company basis, pension expense for the three months ended September 30, 2005 was $6.6 million compared to $2.4 million in 2004.

Credits to income for investigatory and remedial activities were $11.8 million for the three months ended September 30, 2005, which included an $18.0 million recovery from a third party of costs incurred and expensed in prior periods. Charges to income for investigatory and remedial activities, before any recovery in 2005, were $6.2 million and $6.3 million for the three months ended September 30, 2005 and 2004, respectively. These charges relate primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2005, other corporate and unallocated costs were $22.4 million compared with $12.8 million in 2004, an increase of $9.6 million, or 75%. This increase was primarily due to higher legal expenses related to a higher level of legal and legal-related settlement expenses associated with legacy environmental matters, including recovery actions for environmental costs previously incurred and expensed ($5.5 million), increased incentive compensation ($2.5 million) due to higher earnings, and an increase in employee benefit expenses ($0.8 million).

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

For the nine months ended September 30, 2005, pension expense included in Corporate/Other was $1.7 million compared with pension income of $7.4 million in 2004. The $9.1 million increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses, primarily investment losses, on plan assets from prior periods. On a total company basis, pension expense for the nine months ended September 30, 2005 was $19.6 million compared to $10.4 million in 2004.

Credits to income for investigatory and remedial activities were $4.2 million for the nine months ended September 30, 2005 which included a $19.5 million recovery from a third party of cost incurred and expensed in prior periods. Charges to income for investigatory and remedial activities, before any recovery in 2005, were $15.3 million and $18.8 million for the nine months ended September 30, 2005 and 2004, respectively. These charges relate primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2005, other corporate and unallocated costs were $56.1 million compared with $33.3 million in 2004, an increase of $22.8 million or 68%. This increase was primarily due to higher legal expenses related to a higher level of legal and legal-related settlement expenses associated with legacy environmental matters, including recovery actions for environmental costs previously incurred and expensed ($17.2 million), incentive compensation expense ($3.2 million) due to higher earnings, professional service and consulting fees ($1.7 million), and an increase in employee benefit expenses ($1.1 million).

Outlook

Earnings in the fourth quarter of 2005 are projected to be in the $0.25 per diluted share range. This forecast reflects the continued strong Chlor Alkali pricing environment partially offsetting weaker volumes. Disruptions due to Hurricanes Katrina and Rita will continue in the fourth quarter. Historically weak fourth quarter demand and the continuing effect of higher commodity and energy costs will continue to impact results from Metals and Winchester. We are initiating a series of actions to optimize manufacturing capabilities and improve the profits of our Metals business. These actions will likely include a combination of plant closures, realignments, and headcount reductions. The fourth quarter earnings projection does not reflect possible charges associated with the Metals actions, and the possible recovery from third parties of environmental costs incurred and expensed in prior periods. In addition, the fourth quarter earnings projections does not reflect a non-cash pretax charge for an accounting change required to comply with FASB Interpretation No. 47.

The labor contract at our East Alton, IL location expires on December 4, 2005 and negotiations for a new contract have begun. Our East Alton location has approximately 3,000 unionized employees and is a principal manufacturing facility for both Metals and Winchester.

Environmental Matters

For the nine months ended September 30, 2005 and 2004, cash outlays for environmental matters were $12.7 million and $12.1 million, respectively, for environmental investigatory and remediation activities associated with former waste disposal sites and past manufacturing operations. Spending for investigatory and remedial efforts for the full year 2005 is estimated to be in the $20 million to $25 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $5.7 million at September 30, 2005. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Credits to income for investigatory and remedial activities were $11.8 million and $4.2 million for the three and nine months ended September 30, 2005, respectively, which included an $18.0 million and $19.5 million, respectively, recovery from a third party of costs incurred and expensed in prior periods. Without these recoveries in 2005, charges to income for investigatory and remedial activities were $6.2 million and $6.3 million for the three months ended September 30, 2005 and 2004, respectively, and $15.3 million and $18.8 million for the nine months ended September 30, 2005 and 2004, respectively. As a result of this environmental cost recovery, we recorded a receivable of $18.0 million at September 30, 2005. Charges or credits to income for investigatory and remedial efforts were material to operating results in 2004 and 2005 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $102.4 million at September 30, 2005, $99.8 million at December 31, 2004, and $99.7 million at September 30, 2004 of which $74.4 million, $71.8 million, and $73.7 million were classified as other noncurrent liabilities, respectively. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” and therefore do not record a gain contingency and recognize income until it is earned and realizable. At September 30, 2005, December 31, 2004 and September 30, 2004, we have not recorded a gain contingency in the consolidated financial statements.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

Provided By (Used For) ($ in millions)	Nine Months Ended September 30,
	2005	2004
Qualified pension plan contributions	$(6.0)	$(168.0)
Net operating activities	169.8	(215.2)
Capital expenditures	(45.1)	(29.9)
Net investing activities	(13.3)	(8.3)
Issuance of common stock	10.6	186.7
Net financing activities	(76.7)	126.0

For the nine months ended September 30, 2005, income exclusive of non-cash charges, cash and cash equivalents on hand, and proceeds from sales of real estate were used to finance our working capital requirements, capital and investment projects, and dividends.

Operating Activities

In 2005, cash provided by operating activities increased over 2004. In 2005, cash provided by operating activities included a reduction in deferred taxes associated with the utilization of tax loss carryforwards and higher profits from operations, offset, in part, by an added investment in working capital of $17.9 million from year-end 2004. In 2004, cash utilized by operating activities included pension plan contributions of $168 million and tax payments of $40.0 million. In 2005, accounts receivable have increased $62.7 million, primarily due to higher copper prices in Metals. Days sales outstanding remained consistent with the prior year. Inventories were lower primarily due to reduced inventories in our Metals businesses consistent with market demand.

Investing Activities

Capital spending of $45.1 million in the first nine months of 2005 was $15.2 million higher than in the corresponding period in 2004. The increase was due in part to relocation of a product line in Winchester to Oxford, Mississippi and an increase in maintenance and reliability projects in the Chlor Alkali Products and Metals operations. For the total year, we expect our capital spending to be in line with our depreciation, which is expected to be in the $73 million range. Dispositions of property, plant, and equipment consisted primarily of the proceeds from three real estate transactions.

In April 2004, we sold our equity interest in an insurance investment. In June 2004, we sold our Olin Aegis business to HCC Industries Inc. The proceeds from these sales approximated $19.7 million.

The 2005 increase in investments and advances in affiliated companies at equity represents primarily our share of the SunBelt joint venture’s improved operating results, net of cash received from affiliates.

Financing Activities

At September 30, 2005, we had $126.5 million available under our $160 million senior revolving credit facility with a group of banks because we issued $33.5 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

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

During the nine months ended September 30, 2005 and 2004, we issued 635,416 and 636,551 shares of common stock with a total value of $12.7 million and $11.0 million, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

The percent of total debt to total capitalization decreased to 37% at September 30, 2005, from 47% at year-end 2004. The decrease was due primarily to the higher shareholders’ equity resulting from the net income for the nine-month period ended September 30, 2005 and repayment of the $50 million 7.11% medium-term Series A notes in June 2005.

In each of the first three quarters of 2005 and 2004, we paid a quarterly dividend of $0.20 per share. On October 27, 2005, our Board of Directors declared a dividend of $0.20 per share on our common stock, which is payable on December 9, 2005 to shareholders of record on November 10, 2005.

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

Cash flow from operations is variable as a result of the cyclical nature of our operating results, which have been affected recently by the economic cycles in many of the industries we serve, such as vinyl, urethanes, pulp and paper, automotive, electronics and the telecommunications sectors. In addition, cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $12 million annual change in our revenues and pretax profit when we are operating at full capacity.

Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of September 30, 2005, we had borrowings of $257.9 million, none of which were issued at variable rates. We have entered into interest rate swaps on $131.6 million of our underlying fixed debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.

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

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.8 million and were used to make a $125.0 million voluntary contribution to our pension plan. In March 2004, we used $17.5 million from the proceeds of the stock offering to repay the Illinois Pollution Control Revenue Bond, which became due in March of 2004. The remaining balance ($35.3 million) of the proceeds was used in April 2004 to pay a portion of Federal income taxes related to prior periods.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2004, our guarantee of the notes was $79.2 million at September 30, 2005. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

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

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – an amendment of Accounting Principles Board Opinion (APBO) No. 29.” This Statement amends exceptions for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance as previously allowed under APBO No. 29. This statement becomes effective for the fiscal periods beginning after June 15, 2005. It is expected that this statement will not have a material effect on our financial statements.

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

This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). It requires that we initially measure the cost of employee services received in exchange for an award of liability instruments based on their current fair value; the aggregate value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Originally, this statement was effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC postponed the effective date of this statement to fiscal years beginning after June 15, 2005 (first quarter 2006 for calendar year companies). Based upon the prospective adoption of SFAS No. 123 (Revised 2004), the non-cash pretax impact for 2006 is expected to approximate $3 million to $4 million.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies the definition of conditional asset retirement obligations used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” This interpretation also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. Based upon our evaluation of FASB Interpretation No. 47, we estimate that fourth quarter earnings may be impacted by a non-cash charge of approximately $8 million to $12 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities, and our operations that use different foreign currencies. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the uses of financial instruments to manage exposure to such risks.

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of September 30, 2005, we maintained open positions on futures contracts totaling $33.7 million ($35.6 million at December 31, 2004 and $10.0 million as of September 30, 2004). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $3.4 million ($3.6 million at December 31, 2004 and $1.0 million at September 30, 2004) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of September 30, 2005, we had borrowings of $257.9 million ($315.2 million at September 30, 2004) none of which ($0.2 million at September 30, 2004) were issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $131.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. Assuming no changes in the $131.6 million of variable-rate debt levels from year-end 2004 we estimate that a hypothetical change of 100 basis points in the LIBOR interest rates from year-end 2004 would impact interest expense by $1.3 million on an annualized pretax basis.

In December 2001, we swapped interest payments on $50 million principal amount of our 9.125% Senior Notes to a floating rate (7.086% at September 30, 2005). In February and March 2002, we swapped interest payments on $30 million and $25 million principal amount respectively of our 9.125% Senior Notes to floating rates. Terms of these swaps set the floating rate at the end of each six-month reset period. Therefore, the interest rates for the current period will be set on December 15, 2005. We estimate that the rates will be between 7.0% and 8.0%.

In March 2002, we refinanced four variable-rate tax-exempt debt issues totaling $34.7 million, of which $8.1 million was repaid in June 2004. The purpose of the refinancings was to eliminate the need for letter of credit support that used our liquidity. In order to manage interest expense and floating interest rate exposure to optimal levels, we swapped the fixed-rate debt of the newly refinanced bonds back to variable-rate debt through interest rate swaps. At September 30, 2005, the interest rates on the swaps of $21.1 million and $5.5 million were 3.65% and 3.79%, respectively.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $2.7 million and $4.4 million for the nine months ended September 30, 2005 and 2004, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the S.E.C., including our Annual Report on Form 10-K for the year ended December 31, 2004, include, but are not limited to the following:

•	sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us such as automotive, electronics, coinage, telecommunications, ammunition, housing, vinyls and pulp and paper;

•	extraordinary events, such as terrorist attacks or war with one or more countries;

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	effects of competition, including the migration by United States customers to low-cost foreign locations;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes or the impact of changes in laws and regulations;

•	higher-than-expected raw material and energy or transportation and/or logistics costs;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	unexpected additional taxes and related interest as the result of pending income tax audits and unresolved income tax issues; and

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan.

You should consider all of our forward-looking statements in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II - Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c)

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2005	—	N/A	—
August 1-31, 2005	—	N/A	—
September 1-30, 2005	—	N/A	—
Total				154,076	(1)

(1)	On April 30, 1998, the issuer announced a share repurchase program approved by the Board of Directors for the purchase of up to 5 million shares of common stock. Through September 30, 2005, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

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

Date: November 2, 2005

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer