Form 10-K
period 2005-12-31
OLIN CORP
filed 2006-03-03
CIK 74303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒    No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes    ☐    No    ☒

As of June 30, 2005, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $1,295,500,300 based on the closing sale price as reported on the New York Stock Exchange.

As of February 28, 2006, 72,163,828 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s 2006 Annual Meeting of Shareholders to be held on April 27, 2006	Part II, Part III

PART I

Item 1. BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a manufacturer concentrated in three business segments: Chlor Alkali Products, Metals and Winchester®. Chlor Alkali Products manufactures and sells chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 26% of 2005 sales. Metals products, which represent 59% of 2005 sales, include copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts and stainless steel and aluminum strip. Winchester products, which represent 15% of 2005 sales, include sporting ammunition, canister powder, reloading components, small caliber military ammunition and components, and industrial cartridges. See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNANCE

We maintain an Internet website at www.olin.com. Our reports on Form 10-K, Form 10-Q, and Form 8-K, as well as amendments to those reports, are available free of charge on our website, as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (SEC). Additionally, a copy of our SEC filings can be obtained at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. Also, a copy of our electronically filed materials can be obtained at www.sec.gov. Our Principles of Corporate Governance, Committee Charters and Code of Business Conduct are available in the Corporate Governance section of the Investor section of our website at www.olin.com or from the Company by writing to: George Pain, Vice President, General Counsel and Secretary, Olin Corporation, 190 Carondelet Plaza, Suite 1530, Clayton, MO 63105.

In May 2005, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by Olin. Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the U.S. chlor alkali market. Chlorine and caustic soda are co-produced commercially primarily by the electrolysis of salt. These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The industry refers to this as an Electrochemical Unit or ECU. With a demonstrated capacity as of the end of 2005 of 1.24 million ECUs per year, including 50% of the production from our partnership with PolyOne Corporation, which we refer to as our SunBelt joint venture, we are the fourth largest chlor alkali producer in the United States, according to data from Chemical Market Associates, Inc. (CMAI). CMAI is a global petrochemical, plastics and fibers consulting firm established in 1979. According to CMAI data, we are the largest producer measured by production volume of chlorine and caustic soda in the eastern United States, with facilities located in McIntosh, AL, Charleston, TN, Augusta, GA, and Niagara Falls, NY. Since transportation costs can be a significant part of the final cost of the product to the customer, our close proximity to our caustic customers is an advantage. Approximately two-thirds of our caustic soda production is high purity membrane and rayon grade, which according to CMAI data, normally commands a premium selling price in the market.

Our manufacturing facilities in Augusta, McIntosh, Charleston, and a portion of our facility in Niagara Falls are ISO 9002 certified. ISO 9000 (which includes ISO 9001 and ISO 9002) and ISO 14000 (which includes ISO 14001) are sets of related international standards on quality assurance and environmental management developed by the

International Organization for Standardization to help companies effectively document the quality and environmental management system elements to be implemented to maintain effective quality and environmental management systems. All four of these manufacturing facilities have also achieved Star status in the Voluntary Protection Program (VPP) of the Occupational Safety and Health Administration (OSHA). OSHA’s VPP is a program in which companies voluntarily participate that recognizes facilities for their exemplary safety and health programs. In 2005, Chlor Alkali sought accreditation at its headquarters location and two of its operating plants (Niagara Falls and Charleston) under the RC 14001 Responsible Care® standard. Official registry board accreditation for all three sites was received by January 18, 2006. RC 14001, which includes the ISO 14001 environmental standard, is a comprehensive integrated management system sanctioned by the chemical industry and recognized by government and regulatory agencies which establishes requirements for the management of the safety, health, environmental, security, transportation, product stewardship, and stakeholder engagement activities of the business. Accreditation at the two remaining operating facilities (Augusta and McIntosh) is scheduled to be completed in 2006.

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

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added. Because chlorine and caustic are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product. Prices for both products respond rapidly to changes in supply and demand. Our ECU netbacks (defined as gross selling price less freight and discounts) averaged approximately $300 per ECU in the first half of 2004 and then increased quarter over quarter through 2005, with fourth quarter 2005 netbacks averaging approximately $545 per ECU.

Electricity and salt are the major purchased raw materials for our Chlor Alkali Products segment. Raw materials represent approximately 50% of the total cost of producing an ECU. Electricity is the single largest raw material component in the production of chlor alkali products. During the past two years, we experienced an increase in the cost of electricity from our suppliers due to price increases in natural gas and coal. We are supplied by utilities that primarily utilize coal, hydroelectric and nuclear power and have relatively minor exposure to natural gas. The majority of the salt used in our Chlor Alkali Products segment is produced from internal resources but we do purchase salt in the merchant market. The commodity nature of this industry places an added emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry. In addition, as market demand grows in the future, we believe the design of the SunBelt joint venture plant will enable us to expand capacity cost-effectively.

We also manufacture and sell other chlor alkali-related products and we recently invested in capacity and product upgrades in some of these areas. These products include chemically processed salt, hydrochloric acid, sodium hypochlorite, hydrogen, and potassium hydroxide. We also sell sodium hydrosulfite to paper, textile and clay bleaching customers.

The following table lists products of our Chlor Alkali Products business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, manufacture of vinyl chloride, bleach, swimming pool chemicals & urethane chemicals	Augusta, GA Charleston, TN McIntosh, AL Niagara Falls, NY	salt, electricity

Sodium hydrosulfite	Paper, textile & clay bleaching	Augusta, GA Charleston, TN	caustic soda, sulfur dioxide

Sodium hypochlorite	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Charleston, TN McIntosh, AL Niagara Falls, NY	chlorine, caustic soda

Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water and wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore and mineral processing	Augusta, GA Charleston, TN Niagara Falls, NY	chlorine, hydrogen

Potassium hydroxide	Fertilizer manufacturing, soaps, detergents and cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	potassium chloride, electricity

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

Metals

Products and Services

We have been in the Metals business for 89 years. Based on Copper Development Association Inc. (CDA) data, we are a leading manufacturer of copper and copper alloy sheet, strip, plate, foil and brass rod in the United States. CDA acts as the central authoritative source of data and information pertaining to the U.S. copper and brass industry. While primarily processing copper and copper alloys, we also reroll and form other metals, such as aluminum and stainless steel. We believe we hold leading positions for premium priced, high performance alloys in the United States. We also supply high performance alloys to non-U.S. customers through exports, technology licensing, joint ventures and local distribution. Participants in the copper and copper alloy sheet and strip industry include integrated mills, reroll mills and distributors, with many participants engaging in multiple roles. We believe that we are the largest U.S. participant in each of these categories. We believe that our status as the largest U.S. participant affords us a favorable industry position. We also believe we are one of the lowest cost producers, a quality and service leader and a specialty product innovator.

All of our copper and copper alloy sheet and strip mills are both QS 9000 and ISO 9000 certified. QS 9000 is an international automotive standard developed by General Motors, Ford Motor Company and Chrysler to harmonize the fundamental supplier quality systems as an assessment tool, and is based upon ISO 9000 standards. All sheet and strip and rod locations are ISO certified. Our brass rod mill is ISO 9002 certified.

We maintain advantages over our competition through our patent-protected technologies. We believe our high performance alloys provide superior strength, conductivity and formability to customers in the automotive, electrical, electronic and telecommunications industries. We currently hold 37 U.S. patents associated with high performance alloys and 39 other U.S. patents related to various proprietary processing and technical capabilities, many of which are also registered in foreign jurisdictions. To further our global presence, we established a joint venture with Yamaha Corporation in Japan to produce high performance alloys, formed a technical alliance with Wieland-Werke A.G. of Germany under which we jointly develop new high performance alloys and participate in an alloy licensing arrangement and formed a joint venture with Luoyang Copper (Group) Ltd. in China to operate a metals service center to supply the growing Chinese demand. These relationships provide us with greater global reach and enable us to provide high performance alloys in Asia and Europe.

In addition, through sales of our clad metal, produced by a proprietary cladding process, we believe we are a major supplier of coinage metal to the U.S. Mint. We also supply coinage metal to other world governments. Our Metals segment produces ammunition cartridge cups for use captively in the manufacture of our Winchester sporting ammunition, which constitutes a small portion of our total Metals segment output. We also sell cartridge brass to other ammunition makers. This relationship with Winchester, along with our fabrication business, provides us with a significant captive customer base.

Brass and other copper alloys are manufactured by melting copper together with various combinations of zinc, lead or other metals. The resulting product goes through a series of processes, including casting, hot rolling, milling, cold rolling, annealing, cleaning and slitting to produce sheet and strip. A similar process is followed for the production of rod. The principal end-uses for sheet and strip products include: automotive (connectors and radiators); electronics (lead frames, connectors, wiring and telecommunications applications); ammunition; coinage; and other applications such as builder’s hardware, plumbing supplies and welded tube for utility condensers and industrial heat exchangers. Brass rod is used to produce a variety of products, such as faucets, plumbing fittings, heating and air conditioning components, industrial valves, automotive parts and numerous hardware components.

The major raw materials used in our metals business are brass scrap, copper, zinc, and other non-ferrous metals, purchased from merchants, dealers, and customers at market prices.

Historically, demand for copper and copper alloy sheet and strip and rod has exhibited growth consistent with the growth in the U.S. gross domestic product. In the late 1990’s and in 2000, demand expanded at a rapid pace principally due to the strength in the electronics segment and the introduction of the state quarter program by the U.S. Mint. From 1997 to 2000, sheet and strip demand grew at an annualized growth rate of 8%. Since 2001, strip and rod demand has been unchanged at levels approximately 10% and 20%, respectively, below that of the late 1990’s.

The following table lists products and services of our Metals business, with principal products highlighted in bold face.

Products and Services	Major End Uses	Plants & Facilities*	Major Raw Materials & Components for Products/Services
Copper & copper alloy sheet & strip (standard & high performance)	Electronic connectors, lead frames, electrical components, communications, automotive, builders’ hardware, coinage, ammunition	Bryan, OH East Alton, IL Seymour, CT Waterbury, CT (two locations)** Iwata, Japan (Yamaha-Olin Metal Corporation)	copper, zinc & other nonferrous metals

Network of metals service centers	Electronic connectors, electrical components, communications, automotive, builders’ hardware, household products	Allentown, PA Alliance, OH Caguas, PR Carol Stream, IL Suwanee, GA Warwick, RI Watertown, CT Yorba Linda, CA Guangzhou, China Queretaro, Mexico	copper & copper alloy sheet, strip, rod, tube & steel & aluminum strip

Posit-bond® clad metal	Coinage strip & blanks	East Alton, IL	cupronickel, copper & aluminum

Rolled copper foil, Copperbond® foil, stainless steel strip	Printed circuit boards, electrical & electronic, automotive	Waterbury, CT	copper & copper alloy sheet, strip and foil and stainless steel strip

Copper alloy welded tube	Utility condensers, industrial heat exchangers, refrigeration & air conditioning, builders’ hardware, automotive	Cuba, MO	copper alloy strip

Fabricated products	Builders’ hardware, plumbing, automotive and ammunition components	East Alton, IL	copper and copper alloy, and stainless steel strip

Shaped brass rod	Plumbing, consumer durable goods, industrial machinery and equipment, and electrical and electronic parts	Montpelier, OH Los Angeles, CA (distribution center)	brass scrap

*	If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated.
**	In January 2006, we announced our decision to close the Waterbury Rolling Mills facility in Waterbury, CT. In conjunction with this action, we will consolidate these product activities into our East Alton, IL facility.

Strategies

Continue Profitable Growth Globally.    Our goal is to be a leading worldwide supplier of specialty copper-based products and related engineered materials. We intend to achieve this goal by building our high performance alloys business on a global basis. In 2004 and continuing into 2005, we took a number of steps to continue to grow our global presence including the start-up of our joint venture service center in Guangzhou, China, the development of new business opportunities in Europe and the acquisition and integration of the aluminum strip distribution assets of Metal Foils LLC in the United States.

Maintain Premier Specialty Product Innovator Position.    We believe that we manufacture more high performance alloys than any other competitor, and we continue to allocate resources to maximize this product line. Our specialty products include proprietary high performance alloys and materials that meet strength, gauge, formability, and conductivity requirements for applications in our customers’ industries.

Increase Cost Efficiencies.    We plan to continue to focus on achieving economies of scale, improved manufacturing processes, and innovation in pursuit of cost reductions. We strive for profit improvements primarily through yield improvements, increased equipment utilization and capacity enhancements.

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

Winchester

Products and Services

Winchester is in its 139th year of operation and its 75th year as part of Olin. Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers, law enforcement agencies and domestic and international militaries. We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Our legendary Winchester product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, canister powder, reloading components and industrial cartridges. We believe we are the leading U.S. supplier of small caliber commercial ammunition.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors. Winchester has built its business with key high volume mass merchants and specialty sporting goods retailers. We have consistently developed industry-leading ammunition, and for nine of the last fourteen years, Winchester was recognized with the “Ammunition of the Year” award from the Shooting Industry Academy of Excellence for its technological and design leadership.

Winchester purchases raw materials such as lead from vendors at market prices as posted on exchanges such as the Commodity Exchange, or COMEX, and London Metals Exchange, or LME. Winchester also purchases copper-based strip and cups from our Metals segment. Winchester’s other main raw material is propellant, which is purchased predominantly from one of the United States’ largest propellant suppliers.

The following table lists products and services of our Winchester business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/ Services
Winchester® sporting ammunition (shot-shells, small caliber centerfire & rimfire ammunition)	Hunters & recreational shooters, law enforcement agencies	East Alton, IL Oxford, MS Geelong, Australia	brass, lead, steel, plastic, propellant, explosives

Small caliber military ammunition	Infantry and mounted weapons	East Alton, IL	brass, lead, propellant, explosives

Industrial products (8 gauge loads & powder-actuated tool loads)	Maintenance applications in power & concrete industries, powder-actuated tools in construction industry	East Alton, IL Oxford, MS Geelong, Australia	brass, lead, plastic, propellant, explosives

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

CUSTOMERS AND DISTRIBUTION

During 2005, no single customer accounted for more than 4% of consolidated sales. Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 10% of consolidated sales in 2005. Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales. We sell some of our products, such as caustic soda, sporting ammunition, and metals products, to a large number of users or distributors, while we sell others, such as chlorine, in substantial quantities to a relatively small number of industrial users. We discuss the customers for each of our three businesses in more detail above under “Products and Services.”

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

COMPETITION

We are in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses. We are among the largest manufacturers or distributors in the United States of ammunition, copper based strip, rod, and certain chlor alkali products based on data provided by the Sporting Arms and Ammunition Manufacturers’ Institute (SAAMI), CDA and CMAI, respectively. Founded in 1926, SAAMI is an association of the nation’s leading manufacturers of sporting firearms, ammunition and components. Many factors influence our ability to compete successfully, including price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.

EMPLOYEES

As of December 31, 2005, we had approximately 5,900 employees, with 5,800 working in the United States and 100 working in foreign countries. Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.

During the fourth quarter of 2005, we reached a three-year agreement with all five labor unions representing approximately 3,000 employees at our East Alton facility where both Metals and Winchester are headquartered.

A description of the labor contracts that are due to expire in the near future are listed below:

Location	Number of Employees	Expiration Date
Niagara Falls, NY (Chlor Alkali)	95	July 2006
Bryan, OH (Metals)	40	September 2006
Seymour, CT (Metals)	60	November 2006
Queretaro, Mexico (Metals)	5	February 2007

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude these labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were $4.2 million in 2005, $3.9 million in 2004, and $4.7 million in 2003.

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

RAW MATERIALS AND ENERGY

We purchase the major portion of our raw material requirements. The principal basic raw materials for our production of chlor alkali products are salt, electricity, sulfur dioxide, and hydrogen. The majority of the salt used in our Chlor Alkali Products segment is produced from internal resources. Copper, zinc, various other nonferrous metals and brass scrap are required for the Metals business. Lead, brass, and propellant are the principal raw materials used in the Winchester business. We typically purchase our electricity, salt, sulfur dioxide, and propellants pursuant to multi-year contracts. In the manufacture of ammunition, we use a substantial percentage of our own output of cartridge brass. We provide additional information with respect to specific raw materials in the tables above under “Products and Services.”

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

Item 1A. RISK FACTORS

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

The business of most of our customers, particularly our vinyl, urethanes, pulp and paper, automotive, coinage, electrical connectors, telecommunications and housing customers, are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in some cases, lower average selling prices. Therefore, any significant downturn in our customers’ businesses or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations or financial condition. As a result of the depressed economic conditions beginning in the fourth quarter of 2000 and continuing through the first half of 2002, our vinyls, urethanes and pulp and paper customers had lower demand for our chlor alkali products. During the period 2000-2003, demand for Chlor Alkali products was low enough to lead to plant shutdowns within the industry and about 12% of capacity was removed from North American production. When demand improved in early 2004, the operating rates increased to the mid to high 90% range, resulting in a tight supply/demand balance which has resulted in increasing pricing. We believe no new significant capacity is anticipated to come on stream until late 2007 or early 2008, and as a result, we believe supply/demand is expected to remain relatively tight and pricing is expected to remain above historical levels. Lower demand in our Metals segment has adversely affected our business and results of operations since 2001. The rod industry has been negatively affected by customers’ migration to lower-cost, offshore locations and by continued reductions in capital spending in the industrial machinery segment and reduced demand for building and household products as a result of declines in commercial construction. In 2005, Metals U.S. demand was down approximately 8% from 2004. Metals demand in the automotive and building products segments were down in 2005, while ammunition, coinage, and electronics market segment shipments all experienced increases over 2004.

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

Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly declines in the ECU netback for chlorine and caustic.

Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical, metals and ammunition industries. We experience cycles of fluctuating supply and demand in each of our business segments, particularly in Chlor Alkali Products, which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increased capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. The industry build cycle, and its impact on industry pricing, has been most pronounced in our Chlor Alkali Products segment. For example, in 1995 and 1996, the chlor alkali industry was very profitable due to a tight supply/demand balance, which resulted in both higher operating rates and higher ECU prices. Higher profits led to reinvestment to expand capacity. This new capacity became operational in 1998 and 1999, resulting in industry over-capacity. This imbalance was exacerbated by falling demand as a result of the Asian financial crisis. The supply/demand imbalance resulted in both lower operating rates and lower ECU prices, and in 1999, many chlor alkali producers had operating losses. The supply/demand balance improved due to improved economic conditions in 2000 compared to 1999, and ECU prices increased in 2000 compared to 1999. As the U.S. and world economies deteriorated in 2001 and through the first half of 2002, the chlor alkali industry again experienced a period of oversupply because of lower industry demand for both chlorine and caustic. During the 2000-2003 timeframe about 12% of North American production was shut down which caused operating rates to improve without much improvement in demand. In late 2003 and early 2004, chlorine demand began to strengthen and operating rates increased to the mid to high 90% range. Caustic demand began to strengthen by mid year 2004 and supplies of both products have been tight since that time. This has resulted in price increase initiatives over the last 18 months. We believe that with supply and demand in balance, and no new capacity anticipated to be available in the next couple of years, 2005/2006 may be the cycle peak for the Chlor Alkali Industry. Another factor impacting demand for chlorine and caustic soda is the price of natural gas. Higher natural gas prices, which through 2005 have exceeded $10 per million British thermal units, increase our customers’ manufacturing costs, and depending on the crude oil to gas ratio, could make them less competitive in world markets and, therefore, may result in reduced demand for our products.

Price in the chlor alkali industry is a major supplier selection criterion. We have little or no ability to influence prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $11 million annual change in our revenues and pretax profit when we are operating at full capacity. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and by controlling transportation, selling, and administration expenses, we cannot assure you that these efforts will be sufficient to offset fully the effect of changes in pricing on operating results.

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

Our Metals and Winchester segments are also subject to changes in operating results as a result of cyclical pricing pressures, but to a lesser extent than the Chlor Alkali Products segment. We generally pass changes in prices for copper and other metals along to our customers as part of the negotiated price of the finished product in most of our Metals segment product lines. However, our Metals segment experiences pricing pressure with respect to its conversion charges, and we cannot assure you that adverse trends in pricing and margins will not affect operating results in the future. Changes in global supply/demand for copper and copper alloys may affect our ability to obtain raw materials under reasonable terms and conditions which may materially adversely affect our operating results. Similarly, selling prices of ammunition are affected by changes in raw material costs and availability and customer demand, and declines in average selling prices of our Winchester segment could adversely affect our profitability.

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

Pension Plans—The impact of declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan may result in higher pension costs and the need to fund the pension plan in future years in material amounts.

Under Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” we recorded non-cash after-tax charges of $29.2 million ($47.8 million pretax) and $23.7 million ($38.8 million pretax) to Shareholders’ Equity as of December 31, 2005 and December 31, 2004, respectively. These charges reflect an accumulated benefit obligation in excess of the year-end market value of assets of our pension plan. In 2005, the cost impact of plan changes and the adverse effect of lower interest rates more than offset the increase in the value of plan assets and in 2004, the adverse impact of lower interest rates more than offset the increase in plan assets, which necessitated the recording of these after-tax charges to shareholders’ equity. These are non-cash charges and do not affect our ability to borrow under our revolving credit agreement.

The determinations of pension expense and pension funding are based on a variety of rules and regulations. Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets. They may also result in higher pension costs, additional financial statement disclosure, and accelerate and increase the need to fund the pension plan. There are currently a number of legislative proposals being considered, that if enacted, would change the current rules. Most of these proposals would accelerate the pension funding compared to funding under the existing rules.

In addition, the impact of declines in global equity and bond markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension in future years. For example, holding all other assumptions constant, a one hundred basis point decrease or increase in the assumed rate of return on plan assets would have increased or decreased, respectively, the 2005 pension cost by approximately $12.9 million.

Holding all other assumptions constant, a 50 basis point decrease or increase in the discount rate used to calculate pension costs for 2005 would have increased or decreased pension costs by $5.2 million and $6.3 million, respectively. The same 50 basis point increase or decrease in the discount rate would have increased or decreased the accumulated benefit obligation by $84.0 million.

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

Our operating results and profitability are dependent upon our continued ability to control, and in some cases further reduce, our costs. If we are unable to do so, or if costs outside of our control, particularly our costs of raw materials, utilities, transportation and similar costs, increase beyond anticipated levels, our profitability will decline.

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

We are a defendant in a number of pending legal proceedings relating to our present and former operations. These include proceedings alleging injurious exposure of plaintiffs to various chemicals and other substances (including proceedings based on alleged exposures to asbestos). Frequently, such proceedings involve claims made by numerous plaintiffs against many defendants. We believe we have valid defenses to these proceedings and are defending them vigorously. However, because of the inherent uncertainties of litigation, we are unable to predict the outcome of these proceedings and therefore cannot determine whether the financial impact, if any, will be material to our financial position or results of operations.

Indebtedness—Our indebtedness could adversely affect our financial condition and limit our ability to grow and compete, which could prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2005, we had $258.3 million of indebtedness outstanding, including $6.9 million representing the fair value related to $131.6 million of interest rate swaps in effect at December 31, 2005 and excluding our guarantee of $73.1 million of indebtedness of our SunBelt joint venture. This does not include our $160 million senior credit facility on which we had $122.9 million available on that date because we had issued $37.1 million of letters of credit. As of December 31, 2005, our indebtedness represented 38% of our total capitalization.

Our indebtedness could adversely affect our financial condition and limit our ability to grow and compete, which in turn could prevent us from fulfilling our obligations under our indebtedness. Despite our level of indebtedness, the terms of our senior credit facility and our existing indentures permit us to borrow additional money. If we borrow more money, the risks related to our indebtedness could increase significantly.

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

At December 31, 2005, we had interest rate swaps of $131.6 million, which convert a portion of our fixed rate debt to a variable rate. As a result, 54% of our indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, our costs relative to those obligations would also rise.

Tax Audits—We are currently subject to ongoing tax audits, which may result in additional tax payments.

During 2005, the Internal Revenue Service (IRS) substantially completed its audit of our Federal income tax return for the years 2001 and 2002. We are currently contesting various issues before the Appeals Division of the IRS with respect to the years 1996 through 2002. Depending on the outcome of these audits, we may be required to pay additional taxes, and any additional taxes and related interest could be substantial. We have reserved amounts which we believe will be sufficient for any adverse outcome. The timing of any such payments is uncertain.

Labor Matters—We cannot assure you that we can conclude future labor contracts or any other labor agreements without work stoppages.

Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes. A description of the labor contracts that are due to expire in the near future are listed below:

Location	Number of Employees	Expiration Date
Niagara Falls, NY (Chlor Alkali)	95	July 2006
Bryan, OH (Metals)	40	September 2006
Seymour, CT (Metals)	60	November 2006
Queretaro, Mexico (Metals)	5	February 2007

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

The chemical industry, including the chlor alkali industry, has proactively responded to the issues surrounding the events of September 11, 2001 by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, government at the local, state, and federal levels has begun the regulatory process which could lead to new regulations that would impact the security of chemical plant locations and the transportation of hazardous chemicals. Our Chlor Alkali business could be adversely impacted because of an incident at one of our facilities or an incident while transporting product or the cost of complying with new regulations. The extent of the impact would depend on the consequences of an incident and the nature and direction of future regulations, which are unknown at this time.

Changes in Laws and Regulations—We are subject to a variety of existing laws and regulations that affect our business.

We are unable to determine what effect, if any, the impact of changes in existing or new laws and regulations and the associated compliance costs may have on our operating results.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

We have manufacturing sites at 21 separate locations in 12 states and Puerto Rico, and two manufacturing sites and two metal service centers in four foreign countries, including the Yamaha-Olin Metal Corporation joint venture facility. The metals service center in China became operational in the first quarter of 2004. Most manufacturing sites are owned although a number of small sites are leased. We listed the locations at or from which our products and services are manufactured, distributed, or marketed in the tables set forth under the caption “Products and Services.”

We lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments throughout the world.

Item 3. LEGAL PROCEEDINGS

(a) We have completed all work in connection with remediation of mercury contamination at the site of our former mercury cell chlor alkali plant in Saltville, VA required to date. In mid-2003, the Trustees for natural resources in the North Fork Holston River, the Main Stem Holston River, and associated floodplains, located in Smyth and Washington Counties in Virginia and in Sullivan and Hawkins Counties in Tennessee notified us of, and invited our participation in, an assessment of alleged injuries to natural resources resulting from the release of mercury. The Trustees also notified us that they have made a preliminary determination that we are potentially liable for natural resource damages in said rivers and floodplains. We have agreed to participate in the assessment. In light of the early stage, and inherent uncertainties, of the assessment, we cannot at this time determine whether the financial impact, if any, of this matter will be material to our financial position or results of operations. See “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(c) We and our subsidiaries are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. While we believe that none of these legal actions will materially impact our financial position, in light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations.

We have been named as defendant in a number of similar legal actions now pending in federal court in San Jose, CA relating to alleged groundwater contamination arising from perchlorate use between 1956 and 1996 by Olin and another unrelated defendant at an Olin facility in Morgan Hill, CA. We have settled with virtually all of the plaintiffs in these legal actions and continue working with California state regulatory authorities to determine the scope of potential contamination.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the three months ended December 31, 2005.

Executive Officers as of February 28, 2006

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (55)	Chairman, President and Chief Executive Officer	1996
Stephen C. Curley (54)	Vice President and Treasurer	2005
John E. Fischer (50)	Vice President and Chief Financial Officer	2004
G. Bruce Greer, Jr. (45)	Vice President, Strategic Planning	2005
Jeffrey J. Haferkamp (51)	Vice President and President, Olin Brass	2005
Richard M. Hammett (59)	Vice President and President, Winchester Division	2005
Dennis R. McGough (57)	Vice President, Human Resources	2005
John L. McIntosh (51)	Vice President and President, Chlor Alkali Products Division	1999
George H. Pain (55)	Vice President, General Counsel and Secretary	2002
Todd A. Slater (42)	Vice President and Controller	2005

No family relationship exists between any of the above named executive officers or between any of them and any of our directors. Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

J. D. Rupp and J. L. McIntosh have served as executive officers for not less than the past five years.

Stephen C. Curley re-joined Olin on August 18, 2003 as Chief Tax Counsel. He was elected Vice President and Treasurer effective January 1, 2005. From 1997-2001, he served as Vice President and Treasurer of Primex Technologies, Inc., a manufacturer and provider of ordnance and aerospace products and services, which was spun off from Olin in 1996.

John E. Fischer re-joined Olin on January 2, 2004 as Vice President, Finance. On June 24, 2004, he was elected Vice President, Finance and Controller, and effective May 27, 2005, he was elected Vice President and Chief Financial Officer. From 1997-2001, he served as Vice President and Chief Financial Officer of Primex Technologies, Inc. During 2002 and 2003, Mr. Fischer did independent consulting for several companies including Olin.

G. Bruce Greer, Jr. joined Olin on May 2, 2005 as Vice President, Strategic Planning. Prior to joining Olin and since 1997, Mr. Greer was employed by Solutia, Inc., an applied chemicals company. From 2003 to April 2005, he served as President of Pharma Services, a Division of Solutia and Chairman of Flexsys, an international rubber chemicals company which was a joint venture partially owned by Solutia and Akzo Nobel. Prior to that, Mr. Greer served as a Vice President of Corporate Development, Technology, and Information Technology for Solutia.

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

George H. Pain re-joined Olin on April 15, 2002 as Vice President, General Counsel, and Secretary. Prior to the time, since 2001, he served as Vice President and General Counsel of General Dynamics Ordnance and Tactical Systems, Inc., an operating unit of General Dynamics Corporation, a manufacturer of mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems; and business aviation. From 1997-2001, he served as Vice President, General Counsel and Secretary of Primex Technologies, Inc.

Todd A. Slater was elected Vice President and Controller, effective May 27, 2005. From April 2004 until May 2005, he served as Operations Controller. From January 2003 until April 2004, he served as Vice President and Financial Officer for Olin’s Metals Group. Prior to 2003, Mr. Slater served as Vice President, Chief Financial Officer and Secretary for Chase Industries Inc. (which was merged into Olin on September 27, 2002).

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 31, 2006, we had 6,029 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

The high and low sales prices of our common stock during each quarterly period in 2005 and 2004 are listed below. A dividend of $0.20 per common share was paid during each of the four quarters in 2005 and 2004.

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$25.35	23.79	20.00	20.15
Low	20.22	17.09	17.51	16.65

2004
Market price of common stock per New York Stock Exchange composite transactions
High	$20.51	18.99	20.24	22.99
Low	16.37	15.20	15.93	18.18

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2005	—	N/A	—
November 1-30, 2005	—	N/A	—
December 1-31, 2005	—	N/A	—
Total				154,076(1)

(1)	On April 30, 1998, we announced a share repurchase program approved by our board of directors for the purchase of up to 5 million shares of common stock. Through December 31, 2005, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Equity Compensation Plan Information

We incorporate the information concerning our equity compensation plans under the heading “Equity Compensation Plan Information” in our Proxy Statement relating to our 2006 Annual Meeting of Shareholders by reference in this report.

Item 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR SUMMARY

($ and shares in millions, except per share data)	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
Operations
Sales	$2,357	$1,997	$1,557	$1,272	$1,232	$1,496	$1,395	$1,504	$1,572	$1,817	$1,886
Cost of Goods Sold	1,999	1,765	1,382	1,155	1,091	1,240	1,215	1,239	1,276	1,455	1,541
Selling and Administration	176	141	127	112	111	121	122	123	132	155	153
Research and Development	4	4	5	5	5	5	7	10	8	20	17
Gain (Loss) on Sales and Restructuring of Businesses and Spin-off costs	—	(10)	(31)	—	(39)	—	—	(63)	—	179	—
Other Operating Income	9	6	—	—	6	—	—	—	—	7	—
Earnings (Loss) of Non-consolidated Affiliates	38	10	8	(7)	(8)	2	(11)	—	1	2	2
Interest Expense	20	20	20	26	17	16	16	17	24	27	33
Interest and Other Income (Expense)	20	6	4	6	17	5	3	7	14	4	(7)

Income (Loss) before Taxes from Continuing Operations	225	79	4	(27)	(16)	121	27	59	147	352	137
Income Tax Provision (Benefit)	86	28	4	4	(5)	46	10	21	50	125	47

Income (Loss) from Continuing Operations	139	51	—	(31)	(11)	75	17	38	97	227	90
Discontinued Operations, Net	—	4	1	—	2	6	4	40	56	53	50
Cumulative Effect of Accounting Change, Net	(6)	—	(25)	—	—	—	—	—	—	—	—

Net Income (Loss)	$133	$55	$(24)	$(31)	$(9)	$81	$21	$78	$153	$280	$140

Financial Position
Cash and Cash Equivalents and Short-Term Investments	$304	$147	$190	$136	$202	$82	$46	$75	$185	$605	$2
Working Capital(1)	203	244	174	240	68	161	206	150	88	(220)	22
Property, Plant and Equipment, Net	482	478	495	545	469	475	468	475	517	400	580
Total Assets	1,797	1,618	1,432	1,413	1,207	1,107	1,063	1,589	1,707	2,118	1,963
Capitalization:
Short-Term Debt	1	52	27	2	102	1	1	1	8	137	122
Long-Term Debt	257	261	314	346	330	228	229	230	262	271	406
Shareholders’ Equity	427	356	176	231	271	329	309	790	879	946	841

Total Capitalization	$685	$669	$517	$579	$703	$558	$539	$1,021	$1,149	$1,354	$1,369

Per Share Data
Net Income (Loss)
Basic:
Continuing Operations(2)	$1.96	$0.74	$0.01	$(0.63)	$(0.26)	$1.66	$0.36	$0.79	$1.91	$4.30	$1.71
Discontinued Operations, Net	—	0.06	0.01	—	0.04	0.14	0.09	0.85	1.11	1.04	1.04
Accounting Change, Net	(0.09)	—	(0.44)	—	—	—	—	—	—	—	—

Net Income (Loss)	1.87	0.80	(0.42)	(0.63)	(0.22)	1.80	0.45	1.64	3.02	5.34	2.75

Diluted:
Continuing Operations(2)	1.95	0.74	0.01	(0.63)	(0.26)	1.66	0.36	0.79	1.90	4.26	1.70
Discontinued Operations, Net	—	0.06	0.01	—	0.04	0.14	0.09	0.84	1.10	1.01	0.97
Accounting Change, Net	(0.09)	—	(0.44)	—	—	—	—	—	—	—	—

Net Income (Loss)	1.86	0.80	(0.42)	(0.63)	(0.22)	1.80	0.45	1.63	3.00	5.27	2.67

Cash Dividends
Common (historical)	0.80	0.80	0.80	0.80	0.80	0.80	0.90	1.20	1.20	1.20	1.20
Common (continuing operations)	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80
ESOP Preferred (annual rate)	—	—	—	—	—	—	—	—	—	5.97	5.97
Series A Preferred (annual rate)	—	—	—	—	—	—	—	—	—	—	3.64
Shareholders’ Equity	5.93	5.03	2.99	4.01	6.24	7.48	6.87	17.25	17.98	18.13	17.03
Market Price of Common Stock:
High	25.35	22.99	20.53	22.60	22.75	23.19	19.88	49.31	51.38	48.00	38.63
Low	16.65	15.20	14.97	13.85	12.05	14.19	9.50	23.88	35.38	34.88	24.25
Year End	19.68	22.02	20.06	15.55	16.14	22.13	19.81	28.31	46.88	37.63	37.13
Other
Capital Expenditures	$81	$55	$54	$41	$64	$93	$73	$78	$76	$74	$116
Depreciation	72	72	80	85	84	78	78	76	76	84	77
Common Dividends Paid	57	56	47	39	35	36	41	58	61	60	57
Purchases of Common Stock	—	—	—	3	14	20	11	112	163	—	—
Current Ratio	2.4	2.2	2.2	2.5	1.8	1.9	2.0	1.8	1.8	1.6	1.0
Total Debt to Total Capitalization(3)	37.7%	46.8%	65.9%	60.0%	61.5%	41.1%	42.7%	22.6%	23.5%	30.1%	37.9%
Effective Tax Rate	38.1%	35.8%	76.5%	n/a	30.9%	38.1%	37.0%	35.6%	34.0%	35.5%	34.3%
Average Common Shares Outstanding	71.6	68.4	58.3	49.4	43.6	45.0	45.4	47.9	50.5	50.0	47.6
Shareholders	6,100	6,400	6,800	7,200	7,500	8,000	8,600	9,200	10,600	11,300	12,000
Employees(4)	5,900	5,800	5,500	5,900	5,600	6,300	6,700	6,400	6,600	6,200	7,200

Our Selected Financial Data reflects the following businesses as discontinued operations: Olin Aegis in 2004, the spin off of Arch Chemicals, Inc. (our specialty chemicals business) in 1999 and Primex Technologies, Inc. (our Ordnance and Aerospace businesses) in 1996.

(1)	Working Capital excludes Cash and Cash Equivalents and Short-Term Investments.
(2)	Includes gain of $2.20 on sale of the isocyanates business in 1996.
(3)	Excluding reduction to equity for the Employee Stock Ownership Plan from 1995 and 1996.
(4)	Employee data exclude employees who worked at government-owned/contractor-operated facilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS BACKGROUND

Our manufacturing operations are concentrated in three business segments: Chlor Alkali Products, Metals, and Winchester. All three are capital intensive manufacturing businesses with growth rates closely tied to the general economy. Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity. Our Chlor Alkali Products business is a commodity business where all supplier products are similar and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. While a majority of Metals sales are of a commodity nature, this business has a significant volume of specialty engineered products targeted for specific end-uses. In these applications, technical capability and performance differentiate the product and play a significant role in product selection and thus price is not the only selection criterion. Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

RECENT DEVELOPMENTS AND HIGHLIGHTS

2005 Year

During 2005, we received a total of $9.4 million from real estate dispositions, including interest of $0.3 million. The first disposition in March represented the settlement of a condemnation award relating to land associated with a former warehousing facility. The other two transactions represented the disposition of land associated with former manufacturing plants.

During 2005, we recovered environmental costs incurred and expensed in prior periods and related interest of $49.9 million from third parties, which relate primarily to remedial and investigatory activities associated with former waste sites and past operations. The first recovery in April was for $1.5 million. The second occurred in September and was for $18.0 million. The last occurred in November and was for $30.4 million, which included $11.4 million in interest.

During the third quarter of 2005, both supply and demand in the Chlor Alkali industry were interrupted by three hurricanes, which caused customer outages and disruptions to the transportation system. Although none of our facilities were damaged, these factors reduced our operating rate during the third and fourth quarters of 2005.

On December 31, 2005, we recorded an after-tax charge of $6.4 million ($10.5 million pretax) in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). FIN No. 47 clarifies when sufficient information is available to estimate an asset retirement obligation. In conjunction with this adoption, $6.4 million was recorded as a cumulative effect of an accounting change. This charge is principally related to asset retirement obligations for production technology and building materials.

Under SFAS No. 87, we recorded a $220.0 million after-tax charge ($360.0 million pretax) to Shareholders’ Equity as of December 31, 2002, reflecting an accumulated benefit obligation in excess of the year-end market value of assets of our pension plan. In 2003, the decline in interest rates more than offset a significant rebound in the value of the plan’s assets, which necessitated the recording of an additional after-tax charge of $19.5 million ($32.2 million pretax). On February 6, 2004, we made a voluntary contribution of $125.0 million to the pension plan with the proceeds from the issuance of common stock. In September 2004, we made a second voluntary contribution of $43.0 million to the pension plan. These 2004 voluntary contributions have improved the funded status of the pension plan. In addition, the 2004 contributions eliminated a Pension Benefit Guaranty Corporation variable rate premium of $3.0 million that would have otherwise become payable from the pension plan assets in 2004. In 2004, the decline in interest rates resulted in a 25-basis point reduction more than offset the increases in the value of the plan’s assets. Therefore, we recorded in December 2004 an additional after-tax charge of $23.7 million ($38.8 million pretax) as a result of an increase in the accumulated pension benefit obligation. In September 2005, we made a voluntary pension plan contribution of $6.1 million in order to maintain a 90% funded level under the Employee Retirement Income and Security Act (ERISA) criteria used to determine funding levels. In 2005, an additional 25-basis point decline in interest rates and the cost impact of contractual pension plan changes more than offset the increase in the value of the plan assets. Therefore, we recorded in December 2005 an additional after-tax charge of $29.2 million ($47.8 million pretax) as a result of an increase in the accumulated pension benefit obligation. These non-cash charges to Shareholders’ Equity in each of the last four years do not affect our ability to borrow under our revolving credit agreement. Based on revised assumptions and estimates, no mandatory contributions will be required until 2008. We may elect to make selective voluntary contributions, when appropriate, between now and 2008.

2004 Year

On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. By the end of the year, we had completed the relocation of a portion of our corporate services personnel from Norwalk, CT to our Main Office Building in East Alton, IL. We also established our new corporate headquarters in Clayton, which is in St. Louis County, MO, for logistical and other reasons. The relocation of the corporate offices was accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. The headquarters relocation was completed by the end of 2004. The majority of the corporate personnel have been co-located with the Brass and Winchester businesses resulting in corporate headcount being reduced by approximately forty percent, generating total projected annual savings of approximately $6.0 million in 2006. As a result of the relocation, we incurred costs of $10.1 million in 2004 and incurred an additional $0.3 million of costs in 2005. This restructuring charge included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services for all affected employees. The sale of the Indianapolis facility in November 2004 resulted in a reduction of a previously established reserve related to our Indianapolis restructuring of $0.5 million, which reduced the total 2004 restructuring charge to $9.6 million.

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

In 2003, we were accepted to participate in the Internal Revenue Service (IRS) settlement initiative pertaining to tax issues related to our benefits liability management company. In addition, we settled with the IRS relative to our Company Owned Life Insurance (COLI) program. In the third quarter of 2004, a final settlement agreement was reached with the IRS on these and certain other outstanding issues related to tax audits covering the 1992 through 2000 tax years. In connection with these settlements we made payments in the second quarter of 2004 of $40.8 million. These payments resolved all open issues regarding our benefits liability management company and our COLI program. These tax issues had been recorded as a liability prior to 2002. In the third quarter of 2004, the income tax provision included a $2.3 million reduction in income tax expense associated with the finalization, in the third quarter of 2004, of the settlement of certain issues related to income tax audits for the years 1992 through 2000.

In May 2004, a fire occurred in the electrical control room for the hot mill located in East Alton, IL on April 29, 2004. The hot mill was returned to full operation in mid-May. The full-year costs relative to the fire were incurred by the Metals segment in the second quarter and were $4.7 million pretax.

In June 2004, we sold our Olin Aegis business to HCC Industries Inc. Olin Aegis, headquartered in New Bedford, MA, is a manufacturer of high performance, high reliability, hermetic metal packages for the microelectronics industry. Olin Aegis employed 250 people. The sale of our Olin Aegis business resulted in a pretax gain of $5.8 million and generated proceeds of $17.1 million. For Olin Aegis, the financial data is classified in our financial statements as discontinued operations for the periods presented prior to 2005.

On July 30, 2004, we entered into a $160.0 million five-year senior revolving credit facility that replaced the $140.0 million senior revolving credit facility. This credit facility expires on July 30, 2009. Borrowing options, restrictive covenants and the letter of credit subfacility are similar to or better than those of the $140.0 million senior revolving credit facility.

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

In September 2004, Winchester announced that it would relocate its East Alton rimfire manufacturing operation to Oxford, MS to allow Winchester the ability to reduce costs, improve efficiencies, better utilize existing technology and achieve improved profitability in the product line. This move was completed in the second quarter 2005. This relocation impacted approximately 150 salaried and hourly employees, but did not impact the shotshell, centerfire rifle, and pistol manufacturing operations, which are located in East Alton, IL.

In November 2004, we purchased certain business assets of Metal Foils LLC for $3.2 million. Metal Foils LLC is a distributor of aluminum, stainless steel, and copper products located in Willoughby, OH. We relocated the purchased assets to our A.J. Oster facility in Alliance, OH in the fourth quarter of 2004.

2003 Year

In the first quarter of 2003, we made a decision to close our manufacturing plant in Indianapolis, IN. The Indianapolis facility ceased operations on February 14, 2003. The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people. Production at the Indianapolis strip mill has been consolidated within our East Alton, IL facility. While the Indianapolis strip mill had been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with capacity additions at East Alton lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29.0 million. In addition, we recorded in the fourth quarter of 2003, a pretax restructuring charge of $1.8 million primarily for the write down of certain non-U.S. assets, netted with a reduction of a previously established reserve related to our Indianapolis restructuring.

The major portion of the first and fourth quarter charges was a non-cash charge ($24.6 million) related to the loss on disposal or write-off of equipment and facilities and goodwill. The balance of the restructuring charges related to severance and job-related benefit costs. At the Indianapolis facility, approximately 190 employees were terminated, while nine employees were transferred to the East Alton facility. In addition to the closing of the Indianapolis facility, the Metals segment had determined that further cost reductions were necessary due to continuing depressed economic conditions. Approximately 55 employees were terminated to reduce headcount through a combination of a reduction-in-force program in Metals and the relocation of the segment’s New Haven, CT metals research laboratory activities to two existing manufacturing locations.

In the first quarter of 2003, we recorded an after-tax charge of $25.4 million in connection with the adoption of SFAS No. 143. We adopted this standard on January 1, 2003 and the impairment charge is to reflect the cost of retirement obligations related to our former operating facilities, certain hazardous waste units at our operating plant sites, and our Indianapolis facility which was shut down in the first quarter of 2003, as described above. The after-tax charge was recorded as the cumulative effect of an accounting change.

In the first quarter of 2003, we were accepted to participate in the IRS’s settlement initiative pertaining to tax issues relating to our benefits liability management company. In addition, we reached a settlement with the IRS relative to our Company Owned Life Insurance (COLI) program. These obligations had been recorded as a liability prior to 2002.

CONSOLIDATED RESULTS OF OPERATIONS

	2005	2004	2003
	(in millions, except per share amounts)

Sales	$2,357.7	$1,996.8	$1,557.2
Cost of Goods Sold	1,998.8	1,764.9	1,381.9

Gross Margin	358.9	231.9	175.3
Selling and Administration	176.3	141.0	127.3
Research and Development	4.2	3.9	4.7
Restructuring Charges	0.3	9.6	30.8
Other Operating Income	9.1	5.5	—

Operating Income	187.2	82.9	12.5
Earnings of Non-consolidated Affiliates	38.5	10.1	7.8
Interest Expense	19.9	20.2	20.2
Interest Income	18.3	1.9	1.3
Other Income	1.5	4.5	2.6

Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change	225.6	79.2	4.0
Income Tax Provision	85.9	28.5	3.6

Income from Continuing Operations before Cumulative Effect of Accounting Change	139.7	50.7	0.4
Discontinued Operations:
Income from Discontinued Operations, Net	—	0.6	0.9
Gain on Disposal of Discontinued Operations, Net	—	3.5	—

Income before Cumulative Effect of Accounting Change	139.7	54.8	1.3
Cumulative Effect of Accounting Change, Net	(6.4)	—	(25.4)

Net Income (Loss)	$133.3	$54.8	$(24.1)

Basic Income (Loss) per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$1.96	$0.74	$0.01
Income from Discontinued Operations, Net	—	0.01	0.01
Gain on Disposal of Discontinued Operations, Net	—	0.05	—
Cumulative Effect of Accounting Change, Net	(0.09)	—	(0.44)

Net Income (Loss)	$1.87	$0.80	$(0.42)

Diluted Income (Loss) Per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$1.95	$0.74	$0.01
Income from Discontinued Operations, Net	—	0.01	0.01
Gain on Disposal of Discontinued Operations, Net	—	0.05
Cumulative Effect of Accounting Change, Net	(0.09)	—	(0.44)

Net Income (Loss)	$1.86	$0.80	$(0.42)

2005 Compared to 2004

For 2005, total company sales were $2,357.7 million compared with $1,996.8 million last year, an increase of $360.9 million, or 18%. Chlor Alkali Products sales increased from last year by $162.0 million due to higher Electrochemical Units (ECU) selling prices, which increased by 52% from 2004 and were offset in part by 6% lower volumes. In the Metals segment, sales increased $172.6 million, or 14%, over 2004. The increase in the Metals segment sales was the result of higher metal prices offset in part by lower shipment volumes. Average copper prices increased 30% during 2005. Winchester sales increased by $26.3 million, or 8%, from last year due to increased demand from the U.S. military and law enforcement customers and a slight increase in domestic commercial sales due to higher selling prices.

Gross margin increased $127.0 million, or 55%, over 2004 primarily as a result of higher ECU selling prices for chlor alkali products. Gross margin as a percentage of sales increased to 15% in 2005 from 12% in 2004. The gross margin dollar increase of $127.0 million reflected the higher ECU prices. The resulting margin percentage increase also reflects the higher ECU selling prices and was offset in part by higher metals sales resulting from increased metal values and by lower gross margins in the Metals and Winchester segments. Gross margin and gross margin as a percentage of sales were also positively impacted by recoveries from third parties of $38.5 million of environmental costs incurred and expensed in prior periods.

Selling and administration expenses as a percentage of sales were 7% in 2005 and 2004. Selling and administration expenses in 2005 were $35.3 million higher than in 2004 primarily due to a higher level of legal expenses primarily associated with legacy environmental matters, including recovery actions for environmental costs previously incurred and expensed ($16.5 million) and third-party legal-related settlement costs ($7.8 million), pension expense ($7.8 million), and bad debt expense ($2.3 million). These costs more than offset cost savings of $3.5 million generated from the corporate office relocation.

Restructuring charges for 2005 of $0.3 million compared to $9.6 million for 2004. These restructuring charges were for the corporate office relocation and included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services.

Other operating income of $9.1 million for 2005 included the gains on the disposition of three real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other two transactions represented the disposition of land associated with former manufacturing plants. Other operating income for 2004 included a non-recurring gain of $5.5 million related to a settlement of a contract matter with an outside third party.

The earnings of non-consolidated affiliates were $38.5 million for 2005, an increase of $28.4 million from $10.1 million for 2004, primarily due to higher ECU selling prices at the SunBelt joint venture.

Interest expense decreased by $0.3 million, or 1%, in 2005 because of the favorable impact on interest expense from a lower level of outstanding net debt and was offset by higher short-term interest rates. During 2005, $52.0 million of debt was repaid.

Interest income for 2005 increased by $16.4 million from 2004. The 2005 interest income included interest of $11.4 million associated with the recoveries from third parties of environmental costs incurred and expensed in prior periods and $0.3 million of interest received from the disposition of real estate. Also, interest income increased as the result of higher average cash balances and increased short-term interest rates.

Other income decreased by $3.0 million from 2004 primarily due to a $2.0 million gain on the sale of our equity interest in an insurance investment in 2004.

The effective tax rate of 38.1% for 2005 included a $1.2 million reduction in income tax expense (0.6% reduction in effective tax rate) resulting from the refunds of interest paid in connection with the 2004 settlement of certain tax issues related to prior years. The 2005 effective tax rate is higher than the 35% U.S. federal statutory rate primarily due to state income taxes, income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future. The effective tax rate of 35.8% for 2004 included a $2.3 million reduction in income tax expense (2.9% reduction in effective tax rate) associated with the settlement of certain issues related to income tax audits for the years 1992 through 2000. The 2004 effective tax rate was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

On December 31, 2005, we adopted FIN No. 47 and recorded an after-tax charge of $6.4 million ($10.5 million pretax) as a cumulative effect of an accounting change. FIN No. 47 clarifies when sufficient information is available to estimate an asset retirement obligation. This charge is principally related to asset retirement obligations for production technology and building materials.

2004 Compared to 2003

For the 2004 year, total company sales were $1,996.8 million compared with $1,557.2 million last year, an increase of $439.6 million, or 28%. Sales in the Metals segment increased $375.5 million. Metals volumes increased 11% over last year. The remaining increase in Metals segment sales was primarily a result of higher metal prices and changes in product mix. Average copper prices increased 59% during 2004. Chlor Alkali Products sales increased from last year by $48.7 million due to 10% higher volumes and higher ECU selling prices. Winchester sales were slightly above last year.

Gross margin increased $56.6 million, or 32%, in 2004 from 2003 primarily due to higher ECU selling prices for chlor alkali products, higher Metals volumes, and improved Metals productivity, partially offset by higher pension and environmental expenses. Gross margin as a percentage of sales increased to 12% in 2004 from 11% in 2003. The gross margin dollar increase of $56.6 million reflected the higher ECU prices. The resulting margin percentage increase from higher ECU prices and the increased earnings from Metals, which had increased margin percentages despite the increased metal values, and were offset in part by increased pension and environmental costs.

Selling and administration expenses as a percentage of sales were 7% in 2004 and 8% in 2003. Selling and administration expenses in 2004 were $13.7 million higher than in 2003 primarily due to increased legal fees and third-party settlement costs ($5.8 million), pension expense ($5.1 million), incentive and deferred compensation expense, due to higher earnings, ($2.4 million), professional services, primarily due to Sarbanes-Oxley audit and compliance, ($1.5 million) and consulting expense ($1.9 million).

Restructuring charges for 2004 of $9.6 million were principally the result of the relocation of our corporate offices. The restructuring charge in 2003 of $30.8 million was the result of the closure of our manufacturing plant in Indianapolis, IN and certain other actions. A major portion of the 2003 charge was a non-cash charge related to the loss on disposal or write off of equipment and facilities and goodwill. The balance of the 2003 charge related to severance and job-related benefit costs.

Other operating income for 2004 included a non-recurring gain of $5.5 million related to a settlement of a contract matter with an outside third party.

The earnings of non-consolidated affiliates were $10.1 million for 2004, up $2.3 million from 2003, primarily due to higher ECU pricing and higher volumes at the SunBelt joint venture.

Interest expense for 2004, was $20.2 million, which was equal to 2003. Lower level of outstanding net debt, as we repaid $27.2 million in 2004, was offset by the effect of higher interest rates on variable-rate debt.

Interest income increased $0.6 million from $1.3 million in 2003 to $1.9 million in 2004 due to higher average cash balances.

Other income increased from 2003 by $1.9 million primarily due to a $2.0 million gain on the sale of our equity interest in an insurance investment, partially offset by lower miscellaneous income in 2004.

The effective tax rate of 35.8% for 2004 included a $2.3 million reduction in income tax expense (2.9% reduction in effective tax rate) associated with the settlement of certain issues related to income tax audits for the years 1992 through 2000. The 2004 effective tax rate was higher than the 35 percent U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates. For 2003, we recorded a tax provision of $3.6 million on pretax income of $4.0 million. The 2003 effective tax rate was higher than the 35 percent U.S. federal statutory rate primarily due to our inability to utilize state and foreign net operating losses in certain jurisdictions and income in other foreign jurisdictions being taxed at higher rates. In addition, the 2003 restructuring charge included the write-off of goodwill, which is not deductible for tax purposes.

SEGMENT RESULTS

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes and include the results of non-consolidated affiliates. Consistent with the guidance in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Our management considers the SunBelt Chlor Alkali Partnership to be an integral component of the Chlor Alkali Products segment and Yamaha-Olin Metal Corporation to be an integral component of the Metals segment. Each is engaged in the same business activity as the segment, including joint or overlapping marketing, management, manufacturing, and technology development functions. Inter-segment sales of $47.7 million, $37.3 million and $35.9 million for the years 2005, 2004 and 2003, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	2005	2004	2003
	($ in millions)
Sales:
Chlor Alkali Products	$610.2	$448.2	$399.5
Metals	1,402.7	1,230.1	854.6
Winchester	344.8	318.5	303.1

Total Sales	$2,357.7	$1,996.8	$1,557.2

Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change:
Chlor Alkali Products(1)	$237.0	$83.0	$62.8
Metals(1)	34.0	50.5	9.1
Winchester	7.8	21.9	21.6
Corporate/Other:
Pension (Expense) Income(2)	(2.0)	11.3	18.0
Environmental Credit (Provision)	15.8	(23.4)	(19.6)
Other Corporate and Unallocated Costs	(75.7)	(46.2)	(40.8)
Restructuring Charges	(0.3)	(9.6)	(30.8)
Other Operating Income	9.1	5.5	—
Interest Expense	(19.9)	(20.2)	(20.2)
Interest Income	18.3	1.9	1.3
Other Income	1.5	4.5	2.6

Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change	$225.6	$79.2	$4.0

(1)	Earnings (loss) of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	2005	2004	2003
Chlor Alkali Products	$37.8	$9.0	$6.5
Metals	0.7	1.1	1.3

Earnings of non-consolidated affiliates	$38.5	$10.1	$7.8

(2)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.

	2005	2004	2003
Service cost and prior service cost	$24.2	$22.0	$23.2
Other components of pension costs	2.0	(11.3)	(18.0)

Subtotal	26.2	10.7	5.2
Curtailment charge	—	1.2	—

Net periodic benefit cost	$26.2	$11.9	$5.2

Chlor Alkali Products

2005 Compared to 2004

Chlor Alkali Products’ sales for 2005 were $610.2 million compared to $448.2 million for 2004, an increase of $162.0 million, or 36%. The sales increase was due to higher ECU pricing, which increased 52% in 2005 and more than offset 6% lower volumes. In 2005, ECU pricing increased each quarter as price increases were implemented and contract terms and price indexing continued to favorably impact our netbacks (gross selling price less freight and discounts) throughout the year. Our ECU netback, excluding our SunBelt joint venture, was approximately $510 for 2005 compared to approximately $335 for 2004. Fourth quarter 2005 ECU netback was approximately $545. The 2005 chlorine and caustic pricing was a result of a tight market, resulting primarily from a strong worldwide economy and the capacity rationalization that has occurred in the U.S. Chlor Alkali industry. The volumes in 2005 were lower due to the effects of three hurricanes during the third quarter, which caused customer outages and disruptions to the transportation system and a reduction in third party sales volumes. Although none of our facilities were damaged by these hurricanes, these factors reduced our operating rate during the second half of 2005 to 87% of capacity, compared to 94% during the second half of 2004. Our operating rates for 2005 were 92% compared to 94% in 2004.

Chlor Alkali posted segment income of $237.0 million, compared to $83.0 million for 2004. Segment income was higher in 2005 because of higher selling prices ($177.7 million) and favorable SunBelt operating results ($28.8 million), which were partially offset by higher operating costs ($28.1 million) and lower volumes ($24.3 million). The higher selling prices at SunBelt were partially offset by higher manufacturing costs and operating expenses. The higher operating costs were due to increased electricity costs primarily driven by natural gas and coal prices and increased maintenance expenses. Additionally, operating expenses increased due to higher administrative expenses primarily salaries, incentive compensation (resulting from increased segment income), and legal expenses. The operating results from the SunBelt joint venture included interest expense of $5.7 million and $6.2 million in 2005 and 2004, respectively, on the SunBelt Notes.

2004 Compared to 2003

Chlor Alkali Products’ sales for 2004 were $448.2 million compared to $399.5 million in 2003, an increase $48.7 million, or 12%. The sales increase was due to a 10% and a 4% increase in chlorine and caustic volumes and netbacks, respectively. Chlorine and caustic demand increased 13% and 7% respectively, from 2003. In 2004, caustic prices declined through the second quarter. In the third quarter, caustic demand began to improve primarily due to an upturn in the general economy and the industry was able to pass through caustic price increases. Caustic demand was strong in the fourth quarter and additional price increases were implemented and accepted. The chlor alkali industry produced at high operating rates to support continued strong chlorine demand, both in the U.S. and overseas. With operating rates at these high levels, average ECU pricing for 2004 improved over 2003, as demand remained strong and price-increase announcements were accepted as contract terms permit. Our ECU netbacks were approximately $335, excluding our Sunbelt joint venture, for 2004 compared to approximately $325 for 2003. Our operating rates for the full year 2004 were 94% compared to 86% in 2003.

Chlor Alkali posted segment income of $83.0 million, compared to $62.8 million for 2003. Segment income was higher in 2004 because higher volumes ($19.4 million) and higher selling prices ($12.0 million) were partially offset by higher operating costs ($14.0 million). The favorable pricing and volumes were partially offset by higher manufacturing costs, primarily higher electricity prices, and administrative expenses, primarily salaries, incentive compensation, and legal expenses. In addition, maintenance-related expenses due to the equipment problems and a hurricane at our McIntosh, AL facility in the third quarter of 2004 negatively impacted income by several million dollars. Sunbelt results improved by $2.2 million compared with 2003 due to higher selling prices and higher volumes, resulting from the 2003 completion of a debottlenecking project. The operating results from the Sunbelt joint venture included interest expense of $6.2 million and $6.6 million in 2004 and 2003, respectively, on the Sunbelt Notes.

Metals

2005 Compared to 2004

Sales for 2005 were $1,402.7 million compared to sales of $1,230.1 million for 2004, an increase of $172.6 million, or 14%. This increase reflects higher metal values offset in part by lower shipment volumes. The average COMEX copper price was $1.68 per pound in 2005 compared with $1.29 per pound in 2004, an increase of 30%. Total shipment volumes decreased by 3% from 2004, while estimated industry demand in 2005 was 8% below 2004 levels.

Overall shipments in 2005 were 3% lower than in 2004. Shipments to the automotive segment decreased in 2005 by 9% due to reduced production throughout the U.S. automotive supply chain. Coinage shipments were 17% higher than last year primarily due to increased demand from the U.S. Mint mainly resulting from the commemorative nickel program. Shipments to the ammunition segment increased 15% for 2005 compared to 2004 due to the continued demand for military ordnance. Shipments to our building products customers decreased by 8% from 2004.

The Metals segment reported income of $34.0 million in 2005 compared to $50.5 million in 2004, a decrease of $16.5 million, or 33%. Lower earnings were primarily a result of lower shipment volumes in 2005 ($4.8 million), higher energy costs ($4.6 million), higher metal melting loss costs caused by higher copper prices ($4.8 million), and higher medical and workers compensation costs ($4.8 million). In addition, Metals earnings were negatively impacted due to the lack of hydrogen availability due to Hurricane Katrina. The lack of hydrogen negatively impacted our plant efficiencies and product yields. The Metals 2004 earnings were affected by the costs relative to the fire in the electrical control room for the hot mill located at East Alton, IL of $4.7 million.

2004 Compared to 2003

Sales for 2004 were $1,230.1 million compared to sales in 2003 of $854.6 million, an increase of 44%. Volumes increased 11% as most major market segments increased over the prior year. The remaining 33 percentage point increase in sales was due to higher metal prices and changes in product mix. During 2004, the average COMEX copper price was $1.29 per pound, compared to $0.81 per pound in 2003, or an increase of 59%.

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

The Metals segment income of $50.5 million in 2004 compared to $9.1 million in 2003, an increase of $41.4 million. The Metals segment improved operating results over last year were primarily the result of increased volumes, improved productivity, the shutdown of our Indianapolis facility in 2003 and reduced operating costs, offset in part by the costs relative to the fire at the hot mill located at East Alton, IL of $4.7 million.

Winchester

2005 Compared to 2004

Sales were $344.8 million in 2005 compared to $318.5 million for 2004, an increase of $26.3 million, or 8%. Shipments of ammunition to the U.S. military increased by $18.9 million in 2005, while shipments to law enforcement organizations increased $6.4 million. Domestic commercial sales increased slightly in 2005 due to higher selling prices.

The Winchester segment reported income of $7.8 million in 2005 compared to $21.9 million in 2004, a decrease of $14.1 million, or 64%. The benefits from increased sales volumes and higher selling prices were more than offset by higher copper, lead, steel, and resin costs ($17.7 million), higher medical and workers compensation costs ($3.9 million), and start-up costs at the Oxford, MS facility.

2004 Compared to 2003

Sales were $318.5 million for 2004, compared to sales of $303.1 million for 2003. Commercial sales volumes accounted for the majority of the increase in 2004 from 2003. Segment income for 2004 was $21.9 million, consistent with 2003’s operating income of $21.6 million. The favorable profit impact from the higher sales volumes was offset by higher commodity and other manufacturing costs.

Corporate/Other

2005 Compared to 2004

In 2005, pension expense included in Corporate/Other was $2.0 million compared with pension income of $11.3 million in 2004. The $13.3 million increase in corporate pension expense was due to the cost impact of plan changes, the impact of a lower discount rate and the higher amortization of plan losses from prior periods, primarily investment losses, on plan assets from prior periods. On a total company basis, pension expense for 2005 was $26.2 million compared to $10.7 million in 2004. We made a voluntary pension contribution of $6.1 million in 2005 to maintain a 90% funded level as prescribed under ERISA. Due to the pension plan contributions in 2004 and 2005, no mandatory contributions will be required until 2008. Among other factors, changes in interest rates and pension fund investment performance could alter this forecast. We may elect to make selective voluntary contributions, when appropriate, between now and 2008. We discuss our assumptions with respect to pension estimates under “Critical Accounting Policies and Estimates.”

Credits to income for investigatory and remedial activities were $15.8 million for 2005, which included $38.5 million in recoveries from third parties of environmental costs incurred and expensed in prior periods. Charges to income for investigatory and remedial activities, without these recoveries in 2005, would have been $22.7 million in 2005 compared with $23.4 million in 2004. These charges relate primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. Environmental costs for on-going plant operations, for example wastewater treatment, are included in the operating segments and are approximately equal year-over-year.

For 2005, other corporate and unallocated costs were $75.7 million compared with $46.2 million in 2004, an increase of $29.5 million, or 64%. This increase was primarily due to higher legal expenses related to a higher level of legal and legal-related settlement expenses associated with legacy environmental matters, including recovery actions for environmental costs previously incurred and expensed ($23.6 million), incentive compensation expense ($2.8 million) due to higher earnings, employee benefit expenses ($1.1 million) as a result of reinstating company matched CEOP contributions that had been suspended in 2003 and workers compensation costs, and consulting fees ($0.6 million). These increases more than offset the cost savings resulting from the corporate headquarters relocation ($3.5 million).

2004 Compared to 2003

For 2004, pension income included in Corporate/Other was $11.3 million compared with $18.0 million in 2003. The reduction in corporate pension income was due to the recognition of actuarial losses, which primarily relate to differences in assumed and actual asset returns, and lower interest rates, partially offset by higher expected investment income on a higher level of plan assets. In 2004, we recorded total pension expense of $10.7 million compared to total pension expense of $5.2 million in 2003. The service costs and prior service cost components of pension expense, which are included in the operating segments and in other corporate and unallocated costs, were approximately equal in both years.

In 2004, we updated our pension-related projections based on the interest rate guidance provided by the Treasury Department as a result of the Pension Funding Equity Act of 2004, which was enacted on April 10, 2004. Its use caused differences in the timing of future contributions, not their magnitude, from what we had previously projected. On February 3, 2004, we issued and sold 10.0 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.8 million and were used in part to make a voluntary contribution of $125.0 million to our pension plan. In September 2004, we made a second voluntary pension plan contribution of $43.0 million. This contribution eliminated a Pension Benefit Guaranty Corporation insurance variable rate premium of $3.0 million that would have otherwise become payable from the pension plan assets in 2004.

For 2004, charges to income for environmental investigatory and remedial activities were $23.4 million compared with $19.6 million in 2003. This provision related primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. The increase in the 2004 annual environmental charges to income is primarily attributable to additional liabilities for alleged groundwater contamination at a former plant site.

For 2004, other corporate and unallocated costs were $46.2 million compared with $40.8 million in 2003. This increase was primarily due to higher expenses such as higher legal fees and settlement costs ($4.3 million), professional services primarily associated with the Sarbanes Oxley Act ($1.5 million) and management compensation expenses ($1.9 million). In November 2004, we sold our Indianapolis facility, which alleviated our remaining asset retirement obligation, which we recorded in accordance with the adoption of SFAS No. 143 in 2003. This reduction decreased Corporate/Other expenses by $2.5 million in 2004.

2006 OUTLOOK

In Chlor Alkali, we feel we are well positioned for a stronger year in 2006 than 2005. We expect further improvements in ECU netbacks in the first quarter of 2006 based on the previously announced price increases and favorable contract rollovers. Volumes in the first quarter of 2006 are expected to increase compared to the fourth quarter of 2005 as Gulf Coast customers increase operating rates.

As part of the ongoing cost reduction efforts in our Metals business, we have decided to close our Waterbury Rolling Mills facility in Waterbury, CT. In conjunction with this action, we will consolidate these production activities into our East Alton, IL mill. We are also considering decisions regarding the possible restructuring or closure of additional facilities, along with other overhead reductions. These decisions should be made by the end of the first quarter.

We intend to record a one-time pretax charge for these actions of $25 million to $30 million in 2006, most of which will occur in the first quarter of 2006. We expect this charge to be partially offset by one-time inventory gains associated with LIFO liquidations of approximately $10 million in 2006. We believe these actions will generate annual cost savings in the $9 million to $12 million range, and the implementation of these actions is expected to be cash neutral.

In Winchester, we expect some improvement in profitability in 2006 compared to 2005, as higher selling prices and the impact of cost reductions begin to offset the high level of commodity costs, particularly for lead and copper. Winchester also expects its revenue from military sales to increase 13% in 2006 compared to 2005.

We currently project that pension expense in 2006 will be approximately $12 million higher than 2005. This increase reflects the adverse impact of lower discount rates and the continued amortization of plan losses from prior periods. Stock option expense in 2006 is projected to be approximately $4 million, and charges to income for environmental investigatory and remedial activities may be in the $20 million range.

Our capital spending and depreciation are both projected to be in the $73 million range.

ENVIRONMENTAL MATTERS

	2005	2004	2003
	($ in millions)
Cash Outlays:
Remedial and Investigatory Spending (Charged to Reserve)	$19.6	$16.6	$24.4
Recoveries from Third Parties	(38.5)	—	—
Capital Spending	3.2	2.8	2.4
Plant Operations (Charged to Cost of Goods Sold)	17.1	16.8	16.2

Total Cash Outlays	$1.4	$36.2	$43.0

Reserve for Environmental Liabilities:
Beginning Balance	$99.8	$93.0	$97.8
Charges to Income	22.7	23.4	19.6
Remedial and Investigatory Spending	(19.6)	(16.6)	(24.4)

Ending Balance	$102.9	$99.8	$93.0

The establishment and implementation of federal, state, and local standards to regulate air, water and land quality has affected and will continue to affect substantially all of our manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use, and disposal of hazardous and toxic substances, and remediation of contaminated sites, has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase plant operating costs. We employ waste minimization and pollution prevention programs at our manufacturing sites.

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $2.1 million at December 31, 2005. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges or credits to income for investigatory and remedial efforts were material to operating results in 2005, 2004, and 2003 and may be material to net income in future years. In 2005, the credit to income for investigatory and remedial activities was $15.8 million, which includes $38.5 million of recoveries from third parties of costs incurred and expensed in prior periods. Without these recoveries, charges to income for investigatory and remedial activities would have been $22.7 million in 2005 and were $23.4 million and $19.6 million in 2004 and 2003, respectively. These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Cash outlays for remedial and investigatory activities associated with former waste sites and past operations were not charged to income but instead were charged to reserves established for such costs identified and expensed to income in prior years. Cash outlays for normal plant operations for the disposal of waste and the operation and maintenance of pollution control equipment and facilities to ensure compliance with mandated and voluntarily imposed environmental quality standards were charged to income. Total environmental-related cash outlays for 2006 are estimated to be $53.0 million, of which $28.0 million is expected to be spent on investigatory and remedial efforts, $8.0 million on capital projects and $17.0 million on normal plant operations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

Our estimated environmental liability at the end of 2005 was attributable to 59 sites, 15 of which were USEPA National Priority List (NPL) sites. Ten sites accounted for 77% of such liability and, of the remaining 49 sites, no one site accounted for more than 2% of our environmental liability. At one of these ten sites remedial plan has been submitted by us and a Record of Decision (ROD) or its equivalent has not been issued. At five of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage. The four remaining sites are in long-term OM&M. All ten sites are either associated with past manufacturing operations or former waste disposal sites. None of the ten largest sites represents more than 15% of the liabilities reserved on our consolidated balance sheet at December 31, 2005 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $102.9 million at December 31, 2005, and $99.8 million at December 31, 2004, of which $74.9 million and $71.8 million were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $102.9 million included on our consolidated balance sheet at December 31, 2005 for future environmental expenditures, we currently expect to utilize $71.7 million of the reserve for future environmental expenditures over the next 5 years, $10.7 million for expenditures 6 to 10 years in the future, and $20.5 million for expenditures beyond 10 years in the future. These estimates are subject to a number of risks and uncertainties, as described in Item 1A. “Risk Factors – Environmental Costs.”

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $40.0 million to $50.0 million over the next several years, $25.0 million to $30.0 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2005, we estimate we may have additional contingent environmental liabilities of $50.0 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS

We and our subsidiaries are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. We describe some of these matters in “Item 3—Legal Proceedings.” While we believe that none of these legal actions will materially adversely impact our financial position, in light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

Provided By (Used For)	2005	2004	2003
	($ in millions)
Qualified Pension Plan Contributions	$(6.1)	$(169.4)	$—
Net Operating Activities from Continuing Operations	278.9	(134.7)	116.1
Net Operating Activities	278.9	(136.4)	118.5
Capital Expenditures	(81.0)	(55.1)	(54.3)
Net Investing Activities	(38.1)	(26.5)	(11.1)
Net Financing Activities	(84.4)	120.4	(28.1)

In 2005, income exclusive of non-cash charges, cash and cash equivalents on hand, proceeds from the sales of real estate, and environmental recoveries from third parties were used to finance our working capital requirements, capital and investment projects, dividends, to repay long-term debt and to make voluntary contributions to our qualified pension plans.

Operating Activities

In 2005, cash provided by operating activities increased over 2004. In 2005, cash provided by operating activities included a reduction in deferred taxes associated with the utilization of tax loss carryforwards, higher profits from operations, a contribution to our pension plan of $6.1 million, and a reduction in working capital of $45.0 million. In 2004, cash utilized by operating activities included pension plan contributions of $169.4 million and tax payments of $40.8 million. In 2005, accounts receivable increased $52.1 million, primarily due to higher ECU prices in Chlor Alkali Products and higher copper prices in Metals. Days sales outstanding decreased by approximately two days as all business segments improved their days sales outstanding. Accounts payable and accrued liabilities increased by $73.4 million, primarily due to the higher copper prices related to the metal purchases and the timing of invoice payments. The 44% increase in the 2005 fourth quarter average COMEX price of copper was a major contributor to the increase in accounts payables.

In February 2004, we made a voluntary contribution of $125.0 million to our pension plan from the proceeds of our 2004 common stock offering and then, in September 2004 we made a second voluntary contribution of $43.0 million to our pension plan. In April 2004, we made tax payments of $40.8 million pertaining to the settlement of certain issues related to income tax audits for the years 1992 through 2000. Excluding these pension contributions and tax payments, cash provided by operating activities decreased from the prior year due primarily to a higher investment in working capital, particularly higher accounts receivables and inventories. The investment in accounts receivable and inventories was higher in 2004 by $60.5 million and $16.6 million, respectively, primarily due to higher sales volumes in all segments and higher metal prices. The 50% increase in the 2004 fourth quarter average COMEX price of copper from 2003 was a major contributor to the increase in accounts receivable and inventories.

Capital Expenditures

Capital spending was $81.0 million in 2005, $55.1 million in 2004, and $54.3 million in 2003. Capital spending in 2005 was $25.9 million higher than 2004. The increase was due in part to the relocation of a Winchester product line and an increase in maintenance and reliability projects in the Chlor Alkali Products and Metals operations and investments in transportation equipment for Chlor Alkali Products. Capital spending in 2005 was 113% of depreciation compared to 76% in 2004. Disposition of property, plant and equipment consisted primarily of the proceeds from the real estate transactions.

In 2006, we plan to manage our capital spending to a level in line with our depreciation, or about $73.0 million, a decrease of 10% below the 2005 amount. The 2006 decrease is primarily attributable to higher spending in 2005 for transportation equipment in Chlor Alkali Products and the relocation of the Winchester product line.

Investing Activities

The 2005, 2004 and 2003 increase in distributions from affiliated companies, net, represents primarily our share of the SunBelt joint venture’s improved operating results, net of cash payments to the affiliates.

In November 2004, we purchased certain business assets of Metal Foils LLC for $3.2 million. Metal Foils LLC is a distributor of aluminum, stainless steel, and copper products located in Willoughby, OH. We relocated the purchased assets to our A.J. Oster facility in Alliance, OH. The purchase price exceeded the fair value of the identifiable net assets acquired by $1.2 million. The acquisition has been accounted for using the purchase method of accounting.

Proceeds from the sale of short-term investments of $25.0 million represented the equity value of the COLI program which we discontinued in the first quarter of 2003. We surrendered the life insurance policies that we purchased under this program, and received these proceeds in March 2003.

In April 2004, we sold our equity interest in an insurance investment. In June 2004, we sold our Aegis business to HCC Industries Inc. The proceeds from these sales approximated $19.7 million.

Financing Activities

On July 30, 2004 we entered into a five-year senior revolving credit facility of $160.0 million, which will expire on July 30, 2009. At December 31, 2005, we had $122.9 million available under this senior revolving credit facility. We issued $37.1 million of letters of credit under an $80.0 million letter of credit subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

In connection with the relocation of Winchester’s rimfire operations to Oxford, MS, in November 2005, we completed an industrial development revenue bond financing of $2.9 million to utilize certain state tax incentives.

In June 2005, we repaid the $50.0 million, 7.11% medium-term Series A notes, which became due. In March 2004, we used $17.5 million from the proceeds of our February 2004 stock offering to repay the Illinois Industrial Pollution Control Revenue Bond, which became due in March 2004. In June 2004, we repaid the $8.1 million Illinois Environmental Improvement Bond, which became due in June 2004.

On February 3, 2004, we issued and sold 10 million shares of our common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.8 million.

During 2005, 2004 and 2003, we issued 770,713, 793,778, and 915,159 shares of common stock, respectively, with a total value of $15.3 million, $14.3 million and $16.0 million, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

The percent of total debt to total capitalization decreased to 38% at December 31, 2005, from 47% at year-end 2004 and 66% at year-end 2003. The decrease from year-end 2004 was due primarily to the higher shareholders’ equity resulting from the net income for the year 2005 and the repayment of the $50.0 million, 7.11% medium-term Series A notes in June 2005. The decrease from year-end 2003 was due primarily to the higher shareholders’ equity resulting from the issuance of 10 million shares of our common stock in February 2004, along with the repayment of our long-term debt obligations, which became due primarily in March and June of 2004.

Dividends per common share were $0.80 in 2005, 2004 and 2003. Total dividends paid on common stock amounted to $57.1 million in 2005, $55.7 million in 2004 and $46.5 million in 2003.

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

Cash flow from operations is variable as a result of the cyclical nature of our operating results, which have been affected recently by economic cycles in many of the industries we serve, such as vinyls, urethanes, pulp and paper, automotive, electronics and the telecommunications sectors. In addition, cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $11 million annual change in our revenues and pretax profit when we are operating at full capacity.

Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of December 31, 2005, we had long-term borrowings, including the current installment, of $258.3 million of which $2.9 million was at variable rates. We have entered into interest rate swaps on $131.6 million of our underlying debt obligations whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings under SFAS No. 133. Accordingly, the swap agreements have been recorded at their fair market value of $6.9 million and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to qualify for hedge accounting treatment with no ineffectiveness. Annual maturities of long-term debt are $1.1 million in 2006; $1.7 million in 2007, $7.7 million in 2008; none in 2009 and 2010, $205.2 million in 2011, and a total of $42.6 million thereafter.

We use operating leases for certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Virtually none of our lease agreements contain escalation clauses or step rent provisions. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005 are as follows: $27.0 million in 2006; $24.5 million in 2007; $20.1 million in 2008; $16.1 million in 2009; $19.7 million in 2010; and a total of $48.0 million thereafter. Assets under capital leases are not significant.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract and, under the terms of the contract, we are obligated to make a monthly payment of $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are $2.4 million per year for the years 2006 through 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

We utilize a credit facility and standby letters of credit. In July 2004, we entered into a new five-year senior revolving credit facility with a group of banks. This credit facility is described above under the caption, “Financing Activities.” As of December 31, 2005, we did not have any outstanding borrowings under this credit facility. At December 31, 2005, we had outstanding standby letters of credit of $37.1 million. These letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations.

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

At December 31, 2005, we had $220 registered securities available for issuance with the Securities and Exchange Commission, whereby from time to time, we may issue debt securities, preferred stock and/or common stock, and associated warrants.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2005, our guarantee of these notes was $73.1 million. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Excluding our guarantee of the SunBelt Notes described above, our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Year
Contractual Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations	$258.3	$1.1	$9.4	$—	$247.8
Interest payments under debt obligations and interest rate swap agreements (a)	122.7	19.6	38.7	38.1	26.3
Qualified pension plan contributions (b)	—	—	—	—	—
Non-qualified pension plan payments	62.7	11.4	9.1	8.5	33.7
Postretirement benefit payments (b)	29.1	10.3	9.9	—	—
Off-Balance Sheet Commitments:
Noncancelable operating leases	155.4	27.0	44.6	35.8	48.0
Purchasing commitments:
Raw materials	85.9	61.2	11.1	10.2	3.4
Utilities	16.3	15.5	0.4	0.4	—

Total	$730.4	$146.1	$123.2	$93.0	$359.2

(a)	For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2005 and that there are no changes in the rates from those in effect at December 31, 2005 which ranged from 4.3% to 9.125%.
(b)	These amounts are only estimated payments assuming the continuation of postretirement benefits, a growth rate of 9% for 2006 and 8.25% for 2007 for estimated healthcare cost inflation, an annual expected rate of return on pension plan assets of 9%, and a discount rate on pension plan obligations of 5.75%. These estimated payments are subject to significant variation and the actual payments may be more or less than the amounts estimated. Given the inherent uncertainty as to actual minimum funding requirements for qualified pension plans and the uncertain level of postretirement benefit payments, no amounts are included in this table for any period beyond one year in the case of pensions and two years in the case of postretirement benefits. It is likely we will make cash payments in future periods.

The contractual commitments, shown above, except for our debt obligations, are not recorded on our Consolidated Balance Sheet. Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs. For losses that we believe are probable and which are estimable we have accrued for such amounts in our consolidated balance sheets. In addition to the table above, we have various commitments and contingencies including: defined benefit and postretirement healthcare plans (as described below), environmental matters (see “Environmental Matters” included in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), tax exposures (see Item 1A. Risk Factors—Tax Audits), and litigation claims (see Item 3—“Legal Proceedings”).

We have several defined benefit and defined contribution pension plans, as described in the Pension and Other Postretirement Benefit Plans note in the Notes to Consolidated Financial Statements. We fund these plans based on the minimum amounts required by law plus such amounts we deem appropriate. We have postretirement healthcare plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries, as described in the Pension and Other Postretirement Benefit Plans note in the Notes to Consolidated Financial Statements. These plans are generally not pre-funded and expenses are paid by us as incurred.

We also have standby letters of credit of $40.3 million of which $37.1 million have been issued through our senior revolving credit facility. At December 31, 2005, we had $122.9 million available under our senior revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Significant estimates in our consolidated financial statements include goodwill recoverability, environmental, restructuring and other unusual items, litigation, income tax reserves including deferred tax asset valuation allowances, pension, postretirement and other benefits and allowance for doubtful accounts. We base our estimates on prior experience, facts and circumstances and other assumptions. Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the financial statements.

Goodwill

Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually. Goodwill and other intangibles are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates, and comparable company trading multiples. Based on our evaluation prepared in the fourth quarter of 2005, no impairment charge was recorded.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Additionally, gains and losses are amortized over the group’s service lifetime, to the extent they fall outside of a corridor designed to dampen annual volatility. The average remaining service lives of the employee plan is 11.6 years. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.

One of the key assumptions for the net periodic pension calculation is the expected long-term rate of return on plan assets, used to determine the “market-related value of assets.” (The “market-related value of assets” recognizes differences between the plan’s actual return and expected return over a five year period). The required use of an expected long-term rate of return on the market-related value of plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. As differences between actual and expected returns are recognized over five years, they generate gains and losses that are subject to amortization over the average remaining service life of the group, as described in the preceding paragraph.

We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop the expected return on plan assets.

The discount rate assumptions used for pension and non-pension postretirement benefit plan accounting reflect the rates available on high-quality fixed-income debt instruments on December 31 of each year. The rate of compensation increase is based upon our long-term plans for such increases. For retiree medical plan accounting, we review external data and our own historical trends for healthcare costs to determine the healthcare cost trend rates.

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events. For example, holding all other assumptions constant, a one hundred basis point decrease or increase in the assumed rate of return on plan assets would have increased or decreased, respectively, the 2005 pension cost by approximately $12.9 million. Holding all other assumptions constant, a 50 basis point decrease in the discount rate used to calculate pension costs for 2005 and the accumulated benefit obligation as of December 31, 2005 would have increased pension costs by $5.2 million and the accumulated benefit obligation by $84.0 million. A 50 basis point increase in the discount rate used to calculate pension costs for 2005 and the accumulated benefit obligation as of December 31, 2005 would have decreased pension costs by $6.3 million and the accumulated benefit obligation by $84.0 million. For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans and Retirement Benefits” in the Notes to the Consolidated Financial Statements.

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

This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). It requires that we will initially measure the cost of employee services received in exchange for an award of liability instruments based on their current fair value; the aggregate value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Originally, this statement was effective as of the beginning of the first interim or annual reporting period that began after June 15, 2005. In April 2005, the SEC postponed the effective date of this statement to fiscal years beginning after June 15, 2005 (first quarter 2006 for calendar year companies). Based upon the prospective adoption of SFAS No. 123 (Revised 2004), the non-cash pretax impact for 2006 is expected to approximate $4.0 million.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies the definition of conditional asset retirement obligations used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” This interpretation also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. On December 31, 2005, we adopted FIN No. 47. As a result, we recorded an asset of $0.3 million and a liability of $10.8 million to reflect the cost of retirement obligations related to production technology ($8.0 million), building materials ($1.8 million), and other obligations ($1.0 million). This resulted in an after-tax charge for the cumulative effect of an accounting change totaling $6.4 million ($10.5 million pretax) upon adoption of FIN No. 47.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings. For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive income until the hedged item is recognized in earnings. Ineffective portions are recognized currently in earnings. Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2005 and 2004 we had forward contracts to buy foreign currencies with face value of $3.9 million and $2.1 million, respectively, and no forward contracts to sell foreign currencies. The fair market value of the forward contracts to buy at December 31, 2005 and 2004 approximated the carrying value. The counterparty to the forward contracts is a large financial institution. The risk of loss to us in the event of nonperformance by a counterparty would not be significant to our financial position or results of operations. Foreign currency exchange gains, net of taxes, were $0.2 million in 2005, $0.4 million in 2004, and $0.7 million in 2003.

We use cash flow hedges of certain raw materials and energy costs such as copper, zinc, lead and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding debt obligations. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in achieving offsetting changes in fair value of cash flows of the asset or liability being hedged. Gains (losses) on settled futures contracts, net of taxes, were $5.7 million in 2005, $8.5 million in 2004, and $(0.7) million in 2003. At December 31, 2005, we had open positions in futures contracts totaling $23.7 million (2004—$35.6 million). If all open futures contracts had been settled on December 31, 2005, we would have recognized a gain of $3.2 million.

At December 31, 2005 and 2004, Accumulated Other Comprehensive Loss included a pretax gain (loss) in fair value of $0.4 million and $(4.7) million, respectively. In addition, the unfavorable ineffective portion of changes in fair value resulted in $0.2 million, $(0.1) million and $2.0 million charge (credit) to earnings for the years ended December 31, 2005, 2004 and 2003, respectively. Offsetting the above, there were in 2005 assets totaling $10.7 million (2004—$17.1 million) and liabilities of $7.7 million (2004—$13.4 million).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The cumulative effect of items not qualifying for hedge accounting for 2005 was not material to earnings.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments’ products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of December 31, 2005, we maintained open positions on futures contracts totaling $23.7 million ($35.6 million at December 31, 2004). Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, we would experience a $2.4 million ($3.6 million at December 31, 2004) increase in our cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flows. Our existing debt structure is used to fund business operations and commitments from banks under our revolving credit facility are a source of liquidity. As of December 31, 2005, we had long-term borrowings of $258.3 million ($312.7 million at December 31, 2004) of which $2.9 million ($0.1 million at December 31, 2004) was issued at variable rates. As a result of our fixed rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $131.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument.

The following table reflected the swap activity related to certain debt obligations as of December 31, 2005:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2005 Floating Rate
	($in millions)
9.125%, due 2011	$50.0	December 2001	8.135%
9.125%, due 2011	$30.0	February 2002	7.5 - 8.5	%(a)
9.125%, due 2011	$25.0	March 2002	7.5 - 8.5	%(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.0% to 6.75%, due 2006-2017	$21.1	March 2002	4.476%
	$5.5	March 2002	4.616%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense, resulting in an increase in pretax profit of $2.9 million, $5.4 million and $6.5 million in 2005, 2004, and 2003, respectively.

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

The risks, uncertainties, and assumptions involved in our forward-looking statements include those discussed under Item 1A. Risk Factors. You should consider all of our forward-looking statements in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework to guide our analysis and assessment. Based on our assessment we believe that, as of December 31, 2005, the company’s internal control over financial reporting was effective at the reasonable assurance level under this framework.

Olin’s independent auditors have issued an attestation report on our assessment of the company’s internal control over financial reporting. This report appears on page 43.

Joseph D. Rupp

Chairman, President and Chief Executive Officer

John E. Fischer

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Olin Corporation and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note “Accounting Policies” to the consolidated financial statements, Olin Corporation adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) in 2003 and adopted the provision of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143 in 2005.

St. Louis, MO

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Olin Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Olin Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Olin Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

St. Louis, MO

February 28, 2006

CONSOLIDATED BALANCE SHEETS

December 31

($ in millions, except share data)

	2005	2004
Assets
Current Assets:
Cash and Cash Equivalents	$303.7	$147.3
Receivables, Net:
Trade	270.5	226.8
Other	24.5	16.1
Inventories	262.6	256.5
Current Deferred Income Taxes	—	47.1
Other Current Assets	12.1	18.8

Total Current Assets	873.4	712.6
Property, Plant and Equipment, Net	482.2	478.0
Prepaid Pension Costs	248.3	257.8
Deferred Income Taxes	86.3	67.4
Other Assets	31.9	23.8
Goodwill	75.1	78.3

Total Assets	$1,797.2	$1,617.9

Liabilities and Shareholders’ Equity
Current Liabilities:
Current Installments of Long-Term Debt	$1.1	$52.0
Accounts Payable	177.2	117.7
Income Taxes Payable	23.4	0.3
Accrued Liabilities	165.4	151.5

Total Current Liabilities	367.1	321.5
Long-Term Debt	257.2	260.7
Accrued Pension Liability	556.8	505.2
Other Liabilities	189.5	174.6

Total Liabilities	1,370.6	1,262.0

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120,000,000 Shares; Issued and Outstanding 71,875,375 Shares (70,566,902 in 2004)	71.9	70.6
Additional Paid-In Capital	683.8	659.5
Accumulated Other Comprehensive Loss	(304.4)	(273.3)
Accumulated Deficit	(24.7)	(100.9)

Total Shareholders’ Equity	426.6	355.9

Total Liabilities and Shareholders’ Equity	$1,797.2	$1,617.9

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31

($ in millions, except per share data)

	2005	2004	2003
Sales	$2,357.7	$1,996.8	$1,557.2
Operating Expenses:
Cost of Goods Sold	1,998.8	1,764.9	1,381.9
Selling and Administration	176.3	141.0	127.3
Research and Development	4.2	3.9	4.7
Restructuring Charges	0.3	9.6	30.8
Other Operating Income	9.1	5.5	—

Operating Income	187.2	82.9	12.5
Earnings of Non-consolidated Affiliates	38.5	10.1	7.8
Interest Expense	19.9	20.2	20.2
Interest Income	18.3	1.9	1.3
Other Income	1.5	4.5	2.6

Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change	225.6	79.2	4.0
Income Tax Provision	85.9	28.5	3.6

Income from Continuing Operations before Cumulative Effect of Accounting Change	139.7	50.7	0.4
Discontinued Operations:
Income from Discontinued Operations, Net	—	0.6	0.9
Gain on Disposal of Discontinued Operations, Net	—	3.5	—

Income before Cumulative Effect of Accounting Change	139.7	54.8	1.3
Cumulative Effect of Accounting Change, Net	(6.4)	—	(25.4)

Net Income (Loss)	$133.3	$54.8	$(24.1)

Basic Income (Loss) per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$1.96	$0.74	$0.01
Income from Discontinued Operations, Net	—	0.01	0.01
Gain on Disposal of Discontinued Operations, Net	—	0.05	—
Cumulative Effect of Accounting Change, Net	(0.09)	—	(0.44)

Net Income (Loss)	$1.87	$0.80	$(0.42)

Diluted Income (Loss) per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$1.95	$0.74	$0.01
Income from Discontinued Operations, Net	—	0.01	0.01
Gain on Disposal of Discontinued Operations, Net	—	0.05	—
Cumulative Effect of Accounting Change, Net	(0.09)	—	(0.44)

Net Income (Loss)	$1.86	$0.80	$(0.42)

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2003	57,622,675	$57.6	$441.9	$(238.8)	$(29.4)	$231.3
Comprehensive Loss:
Net Loss	—	—	—	—	(24.1)	(24.1)
Translation Adjustment	—	—	—	6.7	—	6.7
Net Unrealized Gains	—	—	—	4.8	—	4.8
Minimum Pension Liability Adjustment, Net	—	—	—	(19.5)	—	(19.5)

Comprehensive Loss						(32.1)
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(46.5)	(46.5)
Common Stock Issued for:
Stock Options Exercised	444,608	0.5	6.6	—	—	7.1
Employee Benefit Plans	915,159	0.9	15.1	—	—	16.0
Other Transactions	32,645	—	0.6	—	—	0.6

Balance at December 31, 2003	59,015,087	59.0	464.2	(246.8)	(100.0)	176.4
Comprehensive Income:
Net Income	—	—	—	—	54.8	54.8
Translation Adjustment	—	—	—	1.9	—	1.9
Net Unrealized Losses	—	—	—	(4.7)	—	(4.7)
Minimum Pension Liability Adjustment, Net	—	—	—	(23.7)	—	(23.7)

Comprehensive Income						28.3
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(55.7)	(55.7)
Common Stock Issued for:
Stock Options Exercised	744,121	0.8	13.7	—	—	14.5
Cash	10,000,000	10.0	167.8	—	—	177.8
Employee Benefit Plans	793,778	0.8	13.5	—	—	14.3
Other Transactions	13,916	—	0.3	—	—	0.3

Balance at December 31, 2004	70,566,902	70.6	659.5	(273.3)	(100.9)	355.9
Comprehensive Income:
Net Income	—	—	—	—	133.3	133.3
Translation Adjustment	—	—	—	(2.3)	—	(2.3)
Net Unrealized Gains	—	—	—	0.4	—	0.4
Minimum Pension Liability Adjustment, Net	—	—	—	(29.2)	—	(29.2)

Comprehensive Income						102.2
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(57.1)	(57.1)
Common Stock Issued for:
Stock Options Exercised	509,383	0.5	9.3	—	—	9.8
Employee Benefit Plans	770,713	0.8	14.5	—	—	15.3
Other Transactions	28,377	—	0.5	—	—	0.5

Balance at December 31, 2005	71,875,375	$71.9	$683.8	$(304.4)	$(24.7)	$426.6

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

($ in millions)

	2005	2004	2003
Operating Activities
Income (Loss) from Continuing Operations and Cumulative Effect of Accounting Change	$133.3	$50.7	$(25.0)
Adjustments to Reconcile Income (Loss) from Continuing Operations to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(38.5)	(10.1)	(7.8)
Other Operating Income—Gains on Disposition of Real Estate	(9.1)	—	—
Gain on Sale of Insurance Investment	—	(2.0)	—
Depreciation and Amortization	72.5	73.3	80.9
Deferred Taxes	54.1	(13.2)	(2.1)
Non-cash Portion of Restructuring Charges	—	—	24.6
Cumulative Effect of Accounting Change	6.4	—	25.4
Qualified Pension Plan Contributions	(6.1)	(169.4)	—
Qualified Pension Plan Expense	20.7	5.3	—
Common Stock Issued under Employee Benefit Plans	2.9	2.8	2.8
Change in Assets and Liabilities Net of Purchases and Sales of Businesses:
Receivables	(52.1)	(60.5)	(15.8)
Inventories	(6.1)	(16.6)	8.2
Other Current Assets	6.7	(3.2)	(2.9)
Accounts Payable and Accrued Liabilities	73.4	10.0	12.4
Income Taxes Payable	23.1	(1.0)	20.0
Other Noncurrent Liabilities	4.0	3.9	(13.3)
Other Assets	(8.4)	—	4.8
Other Operating Activities	2.1	(4.7)	3.9

Cash Provided by (Used for) Continuing Operations	278.9	(134.7)	116.1
Discontinued Operations:
Income from Discontinued Operations, Net	—	4.1	0.9
Gain on Disposal of Discontinued Operations	—	(5.8)	—
Cash Provided by Discontinued Operations	—	—	1.5

Net Operating Activities	278.9	(136.4)	118.5

Investing Activities
Capital Expenditures	(81.0)	(55.1)	(54.3)
Business Acquired in Purchase Transaction	—	(3.2)	—
Proceeds from Sale of Short-Term Investments	—	—	25.0
Proceeds from Sales of a Business and an Insurance Investment	—	19.7	—
Disposition of Property, Plant and Equipment	14.2	0.8	5.4
Distributions from Affiliated Companies, Net	31.0	9.4	8.1
Other Investing Activities	(2.3)	1.9	4.7

Net Investing Activities	(38.1)	(26.5)	(11.1)

Financing Activities
Long-Term Debt:
Borrowings	2.9	—	—
Repayments	(52.0)	(27.2)	(1.6)
Issuance of Common Stock	12.4	189.3	13.2
Stock Options Exercised	9.8	14.5	7.1
Dividends Paid	(57.1)	(55.7)	(46.5)
Other Financing Activities	(0.4)	(0.5)	(0.3)

Net Financing Activities	(84.4)	120.4	(28.1)

Net Increase (Decrease) in Cash and Cash Equivalents	156.4	(42.5)	79.3
Cash and Cash Equivalents, Beginning of Year	147.3	189.8	110.5

Cash and Cash Equivalents, End of Year	$303.7	$147.3	$189.8

Cash Paid (Received) for Interest and Income Taxes:
Interest	$20.0	$20.5	$20.6
Income Taxes, Net of Refunds	$5.7	$43.0	$(11.4)

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions, except share data)

DESCRIPTION OF BUSINESS

Olin Corporation is a Virginia corporation, incorporated in 1892. We are a manufacturer concentrated in three business segments: Chlor Alkali Products, Metals, and Winchester. Chlor Alkali Products, with four U.S. manufacturing facilities, produces chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. Metals, with its principal manufacturing facilities in East Alton, IL and Montpelier, OH, produces and distributes copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip. Winchester, with its principal manufacturing facility in East Alton, IL, produces and distributes sporting ammunition, canister powder, reloading components, small caliber military ammunition and components, and industrial cartridges.

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

Other Operating Income

Other operating income consists of miscellaneous operating income items, which are related to our business activities, and gains (losses) on disposition of property, plant and equipment. Other operating income for 2005 of $9.1 included the gains on the disposition of three real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transactions represented the disposition of land associated with two former manufacturing plants. Other operating income for 2004 included a non-recurring gain of $5.5 related to a settlement of a contract matter with an outside third party.

Other Income

Other income consists of non-recurring non-operating income items which are not related to our primary business activities. In 2004, other income consisted primarily of a $2.0 gain on the sale of our equity interest in an insurance investment.

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

Short-Term Investments

Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We have classified our marketable equity securities as available-for-sale which are reported at fair market value with unrealized gains and losses included in Accumulated Other Comprehensive Loss, net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Realized gains and losses on sales of investments, as determined on the specific identification method and declines in value of securities judged to be other-than-temporary are included in Other Income in the Consolidated Statements of Operations. Interest and dividends on all securities are included in Interest Income and Other Income, respectively.

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

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. On January 1, 2003, we recorded an asset and a liability of $41.5 (of which $7.0 and $34.5 were in current liabilities and noncurrent liabilities, respectively) to reflect the cost of retirement obligations related to our former operating facilities ($22.1 pretax), certain hazardous waste units at operating plant sites ($14.4 pretax), and our Indianapolis facility ($5.0, pretax). Since these sites did not generate revenue as of January 1, 2003, we recorded the accumulated amortization of the associated asset retirement costs on these same assets, which resulted in an after-tax charge of $25.4 ($41.5 pretax) upon the adoption of SFAS No. 143.

On December 31, 2005, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47) an interpretation of SFAS No. 143. This interpretation clarifies the definition of conditional asset retirement obligations used in SFAS No. 143 and clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We recorded an asset of $0.3 and a liability of $10.8 to reflect the cost of retirement obligations related to production technology ($8.0), building materials ($1.8), and other obligations ($1.0). This resulted in an after-tax charge for the cumulative effect of an accounting change totaling $6.4 ($10.5 pretax) upon adoption of FIN No. 47.

In the fourth quarter of 2005, based on revised estimates, we reduced the asset retirement obligations related to certain hazardous waste units at operating plant sites by $2.5, which reduced operating expenses. In the fourth quarter of 2004, we sold our Indianapolis facility which alleviated our remaining asset retirement obligation of $2.5, which reduced operating expenses.

The balances of our asset retirement obligation as of December 31 are as follows:

	2005	2004
Current liability	$2.4	$2.9
Noncurrent liability	45.0	35.2

	$47.4	$38.1

The pro forma effect of FIN No. 47, as if it had been adopted for 2003, is as follows:

	2005	2004	2003
Income Statement Adjustments:
Net income (loss) as reported	$133.3	$54.8	$(24.1)
Effect of adoption	(0.4)	(0.4)	(0.3)

Net income (loss)	$132.9	$54.4	$(24.4)

Per share (diluted) as reported	$1.86	$0.80	$(0.42)
Effect of adoption	—	(0.01)	—

Total	$1.86	$0.79	$(0.42)

Balance Sheet Adjustments:
Asset retirement obligation liability as reported		$38.1
Effect of adoption		10.1

Asset retirement obligation liability		$48.2

Comprehensive Income (Loss)

We calculated comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated Other Comprehensive Loss at December 31, 2005 includes cumulative translation losses of $6.3 ($3.9 at December 31, 2004), minimum pension liability, net of tax of $297.4 ($268.2 at December 31, 2004) and other unrealized losses, net of tax, of $0.7 ($1.1 at December 31, 2004). We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings of foreign subsidiaries.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates and comparable company trading multiples. An impairment would be recorded based on the estimated fair value. No impairment charges were recorded for 2005, 2004 or 2003.

Other Assets

Other assets at December 31, 2005 and 2004 included intangible assets of $10.8 and $11.2 and miscellaneous long-term assets of $21.1 and $12.6, respectively. Intangible assets at December 31, 2005 and 2004 included a trademark of $9.6, which is not subject to amortization, and other intangibles of $1.2 and $1.6, respectively, which are amortized over their respective useful lives (primarily 5 years) on a straight-line basis. Amortization expense was $0.8 in 2005, $1.1 in 2004 and $1.5 in 2003. Intangible assets are reviewed for impairment in accordance with SFAS No. 142. Miscellaneous long-term assets also includes investments in non-consolidated affiliates.

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

Derivative Financial Instruments

As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. The hedge accounting treatment provides for the deferral of gains or losses (reflected in Other Comprehensive Loss) on derivative instruments until such time as the related transactions occur.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2005 and 2004 we had forward contracts to buy foreign currencies with a face value of $3.9 and $2.1, respectively, and no forward contracts to sell foreign currencies. The fair market value of the forward contracts to buy at December 31, 2005 and 2004 approximated the carrying value. The counterparty to the forward contracts is a large financial institution. The risk of loss to us in the event of nonperformance by the counterparty would not be significant to our financial position or results of operations. Foreign currency exchange gains, net of taxes, $0.2 in 2005, $0.4 in 2004, and $0.7 in 2003.

We use cash flow hedges of certain raw materials and energy costs such as copper, zinc, lead and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding debt obligations. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in achieving offsetting changes in fair value of cash flows of the asset or liability being hedged. Gains (losses) on settled futures contracts, net of taxes, were $5.7 in 2005, $8.5 in 2004 and $(0.7) in 2003. At December 31, 2005, we had open positions in futures contracts totaling $23.7 (2004—$35.6). If all open futures contracts had been settled on December 31, 2005, we would have recognized a gain of $3.2.

At December 31, 2005 and 2004, Accumulated Other Comprehensive Loss included a pretax gain (loss) in fair value of $0.4 and $(4.7), respectively. In addition, the unfavorable ineffective portion of changes in fair value resulted in a $0.2, $(0.1) and $2.0 charge (credit) to earnings for the years ended December 31, 2005, 2004, and 2003, respectively. Offsetting the above, there were in 2005, assets totaling $10.7 (2004—$17.1) and liabilities of $7.7 (2004—$13.4).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria of SFAS No. 133 to qualify for hedge accounting. The effect on operating results of items not qualifying for hedge accounting for the years 2005, 2004 and 2003 was not material to earnings.

Concentration of Credit Risk

Accounts receivable is the principal financial instrument which subjects us to a concentration of credit risk. Credit is extended based upon the evaluation of a customer’s financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to receivables are somewhat limited due to our large number of customers, the diversity of these customers’ businesses and the geographic dispersion of such customers. The majority of our accounts receivable are derived from sales denominated in U.S. dollars. We maintain an allowance for doubtful accounts based upon the expected collectibility of all trade receivables.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities. At December 31, 2005, the estimated fair value of debt was $293.5 (2004—$364.6), which compares to debt recorded on the balance sheet of $258.3 and $312.7 at December 31, 2005 and 2004, respectively. The estimated fair values of currency forward contracts are based on quoted market prices for contracts with similar terms.

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

The discount rate assumptions used for pension and non-pension postretirement benefit plan accounting reflect the rates available on high-quality fixed-income debt instruments on December 31 of each year. The rate of compensation increase is another significant assumption used in the actuarial model for pension accounting which we determine based upon our long-term plans for such increases. For retiree medical plan accounting, we review external data and our own historical trends for healthcare costs to determine the healthcare cost trend rates.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA). The DIMA introduced a federal subsidy to sponsors of retiree healthcare benefit plans that provided a benefit that is at least the actuarial equivalent to Medicare Part D. We recognized the savings on the measure of the Accumulated Postretirement Benefit Obligation or net periodic benefit cost as a result of DIMA. The savings were de minimis. These financial statements and accompanying notes reflect the effects of the Act on our benefit plans.

Stock-Based Compensation

We account for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.” As allowed under SFAS No. 123, we have chosen to continue to account for stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this option, compensation cost is recorded when the fair market value of our stock at the date of grant for fixed options exceeds the exercise price of the stock option. Our policy is to grant stock options at the fair market value of our common stock on the date of the grant. Compensation cost for restricted stock awards is accrued over the life of the award based on the quoted market price of our stock at the date of the award. Compensation cost for performance shares is accounted for under variable plan accounting. The estimated fair value at the date of grant is amortized and charged to operations over the vesting period. Each year the accrual is adjusted to reflect the performance relative to the respective target.

Pro forma net income (loss) and income (loss) per share were calculated based on the following assumptions as if we had recorded compensation expense for the stock options granted during the year. We had no compensation expense for stock options granted during each of the years from 2003 through 2005. The fair value of each option granted during 2005, 2004 and 2003 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2005	2004	2003
Dividend yield	3.36%	4.32%	5.21%
Risk-free interest rate	3.86%	3.70%	3.05%
Expected volatility	27%	40%	40%
Expected life (years)	7.0	7.0	7.0
Grant fair value (per option)	$5.48	$5.37	$3.83

The following table shows the difference between reported and pro forma net income (loss) and income (loss) per share as if we had amortized and charged to operations compensation expense for the stock options granted during the year.

	2005	2004	2003
Net Income (Loss):
As reported	$133.3	$54.8	$(24.1)
Stock-based employee compensation expense, net of tax	(2.1)	(2.3)	(2.0)

Pro forma	$131.2	$52.5	$(26.1)

Per Share Data:
Basic
As Reported	$1.87	$0.80	$(0.42)
Pro forma	1.84	0.77	(0.45)
Diluted
As Reported	$1.86	$0.80	$(0.42)
Pro forma	1.83	0.77	(0.45)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. This pronouncement revises the accounting treatment for stock-based compensation. It establishes standards for the accounting transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). It requires that we will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. This statement is effective as of the beginning of the first interim annual reporting period that begins after June 15, 2005. Based upon the prospective adoption of SFAS No. 123 (Revised 2004), the pretax impact for the 2006 year is expected to approximate $4.0.

RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in new income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

EARNINGS PER SHARE

Basic and diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options. The effect of stock options of 0.3 million in 2003 have not been included in the 2003 diluted loss per share as their effect would have been anti-dilutive.

Computation of Income (Loss) per Share	2005	2004	2003
Income from continuing operations before cumulative effect of accounting change	$139.7	$50.7	$0.4
Discontinued Operations:
Income from discontinued operations, net	—	0.6	0.9
Gain on disposal of discontinued operations, net	—	3.5	—
Cumulative effect of accounting change, net	(6.4)	—	(25.4)

Net income (loss)	$133.3	$54.8	$(24.1)

Basic shares	71.3	68.2	58.3

Basic Income (Loss) per Share:
Income from continuing operations before cumulative effect of accounting change	$1.96	$0.74	$0.01
Income from discontinued operations, net	—	0.01	0.01
Gain on disposal of discontinued operations, net	—	0.05	—
Cumulative effect of accounting change, net	(0.09)	—	(0.44)

Net income (loss)	$1.87	$0.80	$(0.42)

Diluted shares:
Basic shares	71.3	68.2	58.3
Stock options	0.3	0.2	—

Diluted shares	71.6	68.4	58.3

Diluted Income (Loss) per Share:
Income from continuing operations before cumulative effect of accounting change	$1.95	$0.74	$0.01
Income from discontinued operations, net	—	0.01	0.01
Gain on disposal of discontinued operations, net	—	0.05	—
Cumulative effect of accounting change, net	(0.09)	—	(0.44)

Net income (loss)	$1.86	$0.80	$(0.42)

TRADE RECEIVABLES

Allowance for doubtful accounts was $9.1 and $8.6 at December 31, 2005 and 2004, respectively. Provisions charged to operations were $2.6 in 2005, $1.2 in 2004 and $4.6 in 2003. Bad debt write-offs, net of recoveries, were $2.1 in 2005, $0.5 in 2004, and $4.5 in 2003.

INVENTORIES

	2005	2004
Supplies	$37.1	$34.2
Raw materials	172.0	133.4
Work in process	180.7	118.8
Finished goods	112.5	89.9

	502.3	376.3
LIFO reserves	(239.7)	(119.8)

Inventories	$262.6	$256.5

Inventories valued using the LIFO method comprised 79% and 80% of the total inventories at December 31, 2005 and 2004, respectively. If the FIFO method of inventory accounting had been used, inventories would have been $239.7 and $119.8 higher than that reported at December 31, 2005 and 2004, respectively.

PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	2005	2004
Land and improvements to land	10-20 Years	$56.8	$60.4
Buildings and building equipment	10-25 Years	225.2	220.3
Machinery and equipment	3-12 Years	1,525.1	1,494.6
Leasehold improvements		3.7	3.6
Construction in progress		62.2	47.2

Property, plant and equipment		1,873.0	1,826.1
Less accumulated depreciation		1,390.8	1,348.1

Property, plant and equipment, net		$482.2	$478.0

Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $121.6 in 2005, $114.7 in 2004 and $105.6 in 2003.

INVESTMENTS—AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt Chlor Alkali Partnership and Yamaha-Olin Metal Corporation, both of which are accounted for using the equity method of accounting. Combined financial positions and results of operations of these two equity-basis affiliates in their entirety were as follows:

	100% Basis
	2005	2004	2003
Condensed Balance Sheet Data:
Current assets	$58.0	$49.9
Noncurrent assets	121.9	127.3
Current liabilities	28.0	26.5
Noncurrent liabilities	134.1	146.3

Condensed Income Statement Data:
Net sales	$236.5	$181.7	$159.8
Gross profit	110.0	54.2	49.1
Net income	82.7	25.7	21.4

The amount of cumulative unremitted earnings of the joint ventures was $17.8 at December 31, 2005 and $4.4 at December 31, 2004. In 2005, 2004 and 2003, there were no contributions or distributions from Yamaha-Olin Metal Corporation. We received distributions from SunBelt Chlor Alkali Partnership totaling $33.0, $7.4, and $18.0 in 2005, 2004 and 2003, respectively. We did not make any contributions in 2005 and 2004. We made contributions of $14.1 in 2003.

In accounting for our ownership interest in the SunBelt joint venture, we adjust the reported operating results for additional depreciation expense in order to conform the SunBelt joint venture’s plant and equipment useful lives to ours. The additional depreciation expense reduced our share of SunBelt’s operating results by $3.6 in 2005, $3.5 in

2004 and $3.4 in 2003. Finally, we provide various administrative, management and logistical services to the SunBelt joint venture for which we received fees totaling $7.6 in 2005, $7.2 in 2004 and $6.8 in 2003.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 of the SunBelt Notes, of which $6.1 is attributable to the Series O Notes. After the payment of $6.1 on the Series O Notes in December 2005, our guarantee of these notes was $73.1. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

DEBT

Credit Facility

On July 30, 2004, we entered into a five-year senior revolving credit facility of $160.0, which will expire on July 30, 2009. At December 31, 2005, we had $122.9 available under this senior revolving credit facility. We issued $37.1 letters of credit under an $80.0 letter of credit subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. We may select various floating rate borrowing options. The senior credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

Long-Term Debt

	2005	2004
Notes payable:
6.5%, due 2013	$11.4	$11.4
7.11%, due 2005	—	50.0
7.3%, due 2006	—	0.9
9.125%, due 2011 (includes interest rate swaps of $5.2 in 2005 and $9.3 in 2004)	205.2	209.3
Industrial development and environmental improvement obligations at fixed interest rates of 6.0% to 6.75%, due 2006-2017 (includes interest rate swaps of $1.7 in 2005 and $2.9 in 2004)	41.7	41.1

Total senior debt	258.3	312.7
Amounts due within one year	1.1	52.0

Total long-term debt	$257.2	$260.7

In connection with the relocation of Winchester’s rimfire operations to Oxford, MS in November 2005, we completed an industrial development revenue bond financing of $2.9 to utilize certain state tax incentives.

As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered swaps valued at $131.6, as disclosed below, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflected the swap activity related to certain debt obligations as of December 31, 2005:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2005 Floating Rate
9.125%, due 2011	$50.0	December 2001	8.135%
9.125%, due 2011	$30.0	February 2002	7.5 - 8.5%(a)
9.125%, due 2011	$25.0	March 2002	7.5 - 8.5%(a)
Industrial development and environmental improvement obligations at fixed rates of 6.0%-6.75% due 2006-2017	$21.1	March 2002	4.476%
	$5.5	March 2002	4.616%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

We have designated the interest rate swaps as fair value hedges of the risk of changes in the value of our fixed rate debt due to changes in interest rates, for a portion of our fixed rate borrowings under SFAS No. 133. Accordingly, the interest rate swaps have been recorded at their fair market value of $6.9 at December 31, 2005 and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the 9.125% Notes of $5.2 and the Industrial Environmental Improvement Obligations of $1.7. No gain or loss has been recorded as the swaps meet the criteria of SFAS No. 133 to qualify for hedge accounting treatment with no ineffectiveness. These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $2.9 in 2005, $5.4 in 2004, and $6.5 in 2003, respectively. The difference between interest paid and interest received is included as an adjustment to interest expense. A settlement of the fair market value of the interest rate swaps as of December 31, 2005 would result in a gain of $6.9. The counterparty to these interest rate swap contracts is a major financial institution. Our loss in the event of nonperformance by the counterparty would not be significant to our financial position or results of operations.

Annual maturities of long-term debt are $1.1 in 2006, $1.7 in 2007, $7.7 in 2008, none in 2009 and 2010, $205.2 in 2011, and a total of $42.6 thereafter.

PENSION PLANS AND RETIREMENT BENEFITS

Almost all of our domestic defined benefit pension plans are non-contributory final-average-pay or flat-benefit plans and most of our domestic employees are covered by a defined benefit pension plan. Our funding policy for the defined benefit pension plans is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant. Our defined benefit pension plan provides that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus (subject to applicable collective bargaining requirements).

Certain employees participate in defined contribution plans. Our defined benefit pension plan was closed to salaried employees and certain hourly employees hired after December 31, 2004. These employees participate in a defined contribution pension plan which is administered as part of the Olin Contributing Employee Ownership Plan (“CEOP”). We contribute a defined percentage of pay to the defined contribution plan on behalf of each of the eligible employees to an individual retirement contribution. Expenses of the defined contribution plans were $0.6, $0.5, and $0.5 for 2005, 2004 and 2003, respectively.

We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience. We use a measurement date of December 31 for the majority of our pension and postretirement plans.

Obligations and Funded Status

	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligation	2005	2004	2005	2004
Benefit obligation at beginning of year	$1,598.2	$1,533.7	$85.3	$82.1
Service cost	20.5	16.4	2.2	2.2
Interest cost	92.9	93.3	5.1	5.1
Actuarial loss	52.9	57.6	8.7	11.5
Amendments	10.2	1.2	(1.5)	(0.4)
Benefits paid	(109.2)	(104.0)	(13.0)	(15.2)

Benefit obligation at end of year	$1,665.5	$1,598.2	$86.8	$85.3

	Pension Benefits
Change in Plan Assets	2005	2004
Fair value of plans’ assets at beginning of year	$1,283.1	$1,077.1
Actual return on plans’ assets	92.6	136.8
Employer contributions	12.9	173.2
Benefits paid	(109.2)	(104.0)

Fair value of plans’ assets at end of year	$1,279.4	$1,283.1

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Funded status	$(386.1)	$(315.0)	$(86.8)	$(85.3)
Unrecognized actuarial loss	531.9	482.8	57.2	52.3
Unrecognized prior service cost	32.5	23.8	(3.0)	(2.2)

Net balance sheet impact	$178.3	$191.6	$(32.6)	$(35.2)

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$215.8	$230.4	$—	$—
Intangible asset in prepaid pension cost	32.5	27.4	—	—
Accrued benefit liability in other liabilities	(556.8)	(505.2)	(32.6)	(35.2)
Accumulated other comprehensive loss	486.8	439.0	—	—

Net balance sheet impact	$178.3	$191.6	$(32.6)	$(35.2)

The $52.9 actuarial loss for 2005 was primarily the result of the 25-basis point decrease in the discount rate used to calculate the benefit obligation ($48.0). The benefit obligation for amendments in 2005 was due to contractual benefit changes.

At December 31, 2005 and 2004, the benefit obligation of non-qualified pension plans was $62.7 and $60.8, respectively, and is included in the above pension benefit obligation. There are no plan assets for these non-qualified pension plans. Benefit payments for the qualified plans are projected to be as follows: 2006 and 2007—$98.8; 2008—$99.1; 2009—$100.8; and 2010—$102.7. Benefit payments for the non-qualified pension plans are expected to be as follows: 2006—$11.4; 2007—$4.7; 2008—$4.4; 2009—$4.3; and 2010—$4.2.

	December 31,
Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets	2005	2004
Projected benefit obligation	$1,665.5	$1,598.2
Accumulated benefit obligation	$1,615.9	$1,553.4
Fair value of plan assets	$1,279.4	$1,283.1

	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost	2005	2004	2003	2005	2004	2003
Service cost	$20.5	$16.4	$16.6	$2.2	$2.2	$1.6
Interest cost	92.9	93.3	93.2	5.1	5.1	5.2
Expected return on plans’ assets	(115.7)	(118.0)	(111.4)	—	—	—
Amortization of prior service cost	4.7	5.0	5.3	—	—	—
Recognized actuarial loss	23.8	14.0	1.5	3.1	2.5	2.0
Curtailment	—	1.2	—	—	—	—

Net periodic benefit cost	$26.2	$11.9	$5.2	$10.4	$9.8	$8.8

Additional Information
Increase in minimum liability included in other comprehensive loss (pretax)	$47.8	$38.8	$32.2

Plan Assumptions

Certain actuarial assumptions, such as discount rate and long-term rate of return on plan assets have a significant effect on the amounts reported for net periodic benefit cost and accrued benefit obligation amounts.

	Pension Benefits			Other Postretirement Benefits
Weighted Average Assumptions:	2005	2004	2003	2005	2004	2003
Discount rate—periodic benefit cost	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected return on assets	9.0%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.3%	3.3%	4.5%	N/A	N/A	N/A
Discount rate—benefit obligation	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%

The discount rate is based on a hypothetical yield curve represented by a series of annualized individual zero-coupon bond spot rates for maturities ranging from one-half to thirty years. The bonds used in the yield curve must have a rating of AA or better per Standard & Poor’s, be non-callable, and have at least $150 par outstanding. The yield curve is then applied to the projected benefit payments from the plan. Based on these bonds and the projected benefit payment streams, the single rate that produces the same yield as the matching bond portfolio, rounded to the nearest quarter point, is used as the discount rate.

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income, and alternative investments. We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns by reference to external sources. The historic rate of return on plan assets has been 6.2% for the last 5 years, 9.1% for the last 10 years, and 11.6% for the last 15 years. The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income	5%	to	9%
Alternative investments	5%	to	15%

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation. The assumed healthcare cost trend rates for pre-65 retirees was as follows:

	Other Postretirement Benefits
	2005	2004
Healthcare cost trend rate assumed for next year	9.0%	9.0%
Rate that the cost trend rate gradually declines to	4.5%	4.5%
Year that the rate reaches the ultimate rate	2011	2010

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest costs	$0.4	$(0.4)
Effect on postretirement benefit obligation	4.7	(3.8)

Plan Assets

Our pension plan asset allocation at December 31, 2005 and 2004, by asset class is as follows:

	Percentage of Plan Assets
	2005	2004
Asset Class
U.S. Equities	39%	43%
Non-U.S. Equities	19	18

Total Equities	58	61
Fixed Income/Cash	27	25
Alternative Investments	15	14

Total	100%	100%

The Alternative Investments asset class includes real estate partnerships, strategic partnerships, private equity investments, commodities, and absolute return funds. The Alternative Investment class is intended to help minimize risk and increase returns by utilizing a broader group of assets.

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

For our qualified pension plans, no mandatory contributions will be required until 2008. We may elect to make selective voluntary contributions, when appropriate, between now and 2008. We expect to make payments of $9.0 for each of the next five years under the provisions of our other postretirement benefit plans.

INCOME TAXES

Components of Pretax Income	2005	2004	2003
Domestic	$219.1	$74.9	$1.6
Foreign	6.5	4.3	2.4

Income from continuing operations before taxes and cumulative effect of accounting change	$225.6	$79.2	$4.0

Components of Income Tax Provision (Benefit)
Currently payable:
Federal	$21.8	$(27.2)	$—
State	6.6	(4.6)	2.0
Foreign	1.9	1.6	1.6

	30.3	(30.2)	3.6
Deferred	55.6	58.7	—

Income tax provision	$85.9	$28.5	$3.6

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

Effective Tax Rate Reconciliation (Percent)	2005	2004	2003
Statutory federal tax rate	35.0	35.0	35.0
Foreign rate differential	(0.1)	—	34.1
Domestic manufacturing/export tax incentive	(0.7)	—	(7.7)
Company-owned life insurance programs	—	—	(4.2)
Dividends paid to ESOP	(0.5)	(1.5)	(18.2)
State income taxes, net	3.7	3.6	17.9
Non-deductible portion of restructuring charge	—	—	15.4
Change in valuation allowance	—	—	8.2
Equity income of foreign affiliates	(0.1)	(0.5)	(6.9)
Foreign dividend	—	1.3	—
Change in tax contingencies	0.9	(3.0)	—
Other, net	(0.1)	0.9	2.9

Effective tax rate	38.1	35.8	76.5

Components of Deferred Tax Assets and Liabilities	2005	2004
Deferred tax assets:
Pension and postretirement benefits	$129.8	$115.3
Environmental reserves	31.2	35.3
Accrued liabilities	68.1	58.4
Tax credits	7.3	13.5
Federal and state net operating losses	20.0	61.1
Other miscellaneous items	10.1	9.7

Total deferred tax assets	266.5	293.3
Valuation allowance	(8.0)	(10.0)

Net deferred tax assets	258.5	283.3

Deferred tax liabilities:
Property, plant and equipment	73.5	79.4
Capital loss	71.3	68.0
Inventory and prepaids	6.8	1.3
Partnerships	10.9	12.2
Other miscellaneous items	12.6	7.9

Total deferred tax liabilities	175.1	168.8

Net deferred tax asset	$83.4	$114.5

As described under the accounting policy on asset retirement obligations, in 2003 we recorded a $25.4 after-tax charge for the adoption of SFAS No. 143. The pretax charge was $41.5 and the related tax benefit was $16.1. In 2005, we recorded a $6.4 after-tax charge for the adoption of FIN No. 47. The pretax charge was $10.5 and the related tax benefit was $4.1. These after-tax charges were recorded as the cumulative effect of accounting change in the Consolidated Statements of Operations.

The deferred tax provision for 2004 and 2003 does not reflect the tax effect of $0.8 in 2004 and $2.3 in 2003 resulting from hedging activity under SFAS No. 133. For the year 2005, 2004 and 2003, the deferred tax provision does not reflect $18.6, $15.1, and $12.7, respectively, resulting from additional minimum pension liability adjustment required by SFAS No. 87.

Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized.

At December 31, 2005, we had deferred tax benefits of $15.6 that are available to offset future consolidated taxable income and expire from 2018 to 2024. We believe that it is more likely than not that these deferred tax benefits will be available to reduce future income tax liabilities based upon estimated future taxable income and the reversal of temporary differences in future periods.

At December 31, 2004, we had deferred tax benefits of $3.8 relating to capital loss carryforwards of $9.8 remaining from our acquisition of Chase that were available to offset future consolidated capital gains. As the valuation allowance was established at acquisition through purchase accounting, any subsequent recognition of the tax benefit of such capital loss utilization will be a reduction to the goodwill associated with the Chase acquisition. In 2005, we disposed of certain assets which generated capital gains. The tax on the capital gains was offset by the remaining capital loss carryforwards acquired with the Chase business. The utilization of these loss carryforwards resulted in a $3.8 reduction in the goodwill recorded as part of the Chase acquisition.

At December 31, 2004, we had tax credit carryforwards of $10.3, which have been fully utilized to reduce our 2005 regular income tax liability.

At December 31, 2005, we had federal tax benefits of $7.3 relating to foreign tax credit carryforwards. Due to uncertainties regarding the realization of the tax benefits, a valuation allowance of $4.5 has been applied against the deferred tax benefits at December 31, 2005.

At December 31, 2005, we had deferred state tax benefits of $4.4 relating to state net operating loss carryforwards of $112.4, which are available to offset future state taxable income through 2022. Due to uncertainties regarding realization of the tax benefits, a valuation allowance of $3.5 has been applied against the deferred state tax benefits at December 31, 2005.

At December 31, 2005, our current income taxes payable of $23.4 includes other deferred tax liabilities of $2.9.

At December 31, 2005, our share of the cumulative undistributed earnings of foreign subsidiaries was $13.9. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since we intend to continue to reinvest indefinitely these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distribution or sale.

In 2003, we were accepted to participate in the IRS settlement initiative pertaining to tax issues related to our benefits liability management company. In addition, we settled with the IRS relative to our COLI program. In the third quarter of 2004, a final settlement agreement was reached with the IRS on these and certain other outstanding issues related to tax audits covering the 1992 through 2000 tax years. In connection with these settlements, we made payments in the second quarter of 2004 of $40.8. These payments resolved all open issues regarding our benefits liability management company and our COLI program. These tax issues had been recorded as a liability prior to 2002. In the third quarter of 2004, the income tax provision included a $2.3 reduction in income tax expense associated with the finalization, in the third quarter of 2004, of the settlement of certain issues related to income tax audits for the years 1992 through 2000.

During 2005, the IRS substantially completed its audit of our federal income tax return for the years 2001 and 2002. We are currently contesting various issues before the Appeals Division of the IRS with respect to the years 1996 through 2002. Depending on the outcome of these audits, we may be required to pay additional taxes, and any additional taxes and related interest could be substantial. We have reserved amounts which we believe will be sufficient for any adverse outcome. The timing of any such payments is uncertain.

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

ACCRUED LIABILITIES

Included in accrued liabilities are the following items:

	2005	2004
Accrued compensation and payroll taxes	$38.2	$37.9
Environmental (current portion only)	28.0	28.0
Accrued employee benefits	21.9	17.6
Workers compensation	20.8	19.3
Legal and professional costs	20.9	13.6
Other	35.6	35.1

	$165.4	$151.5

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees. Through October 16, 2003, we matched eligible employee contributions in the form of Olin common stock. Effective October 17, 2003, company matching contributions are invested in the same investment allocation as the employee’s contribution. Effective January 1, 2003, we suspended the match on most salaried employees’ contributions. The matching contributions were re-instated for salaried employees beginning January 2005, contingent upon our financial performance. During 2005, a performance match was earned. Our matching contributions for eligible employees amounted to $7.2 in 2005 and $2.8 in 2004 and 2003.

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

STOCK OPTIONS

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Options granted under the 1996 Stock Option Plan and the 2003, 2000, and the 1991 Long Term Incentive Plans vest over three years. In 2005, two forms of long-term incentive awards were given, stock options representing one-half of the aggregate value of the long term incentive award opportunity, and performance share awards making up the other half. The option price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term. The other half of the individual long term incentive award takes the form of performance shares. At the end of a three-year performance cycle, participants receive a performance share award denominated in shares of our stock, paid half in shares and half in cash, based on Olin’s average annual return on capital in relation to the average annual return on capital among the S&P Materials 1000 plus six companies that compete with Olin.

In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which represented fair value. Options for 918,775 shares were outstanding at December 31, 2005. These options have a term of 120 months and vest in 119 months, and can vest early, but only if the stock price increases to $28 per share or more for 10 days in any 30 calendar day period.

Stock option transactions are as follows:

	Shares	Option Price Per Share	Weighted Average Option Price Per Share	Exercisable
				Options	Weighted Average Exercise Price
Outstanding at January 1, 2003	6,889,817	$6.25 – $33.86	$19.73
Granted	761,000	15.35 – 17.35	15.36
Exercised	(444,608)	6.25 – 17.70	12.40
Canceled	(120,881)	13.34 – 28.06	23.02

Outstanding at December 31, 2003	7,085,328	6.25 – 33.86	19.67	4,833,666	$20.84

Granted	677,900	18.52	18.52
Exercised	(744,121)	6.25 – 18.97	14.42
Canceled	(137,002)	10.42 – 28.06	23.17

Outstanding at December 31, 2004	6,882,105	6.25 – 33.86	20.05	4,583,856	$21.19

Granted	587,525	23.78	23.78
Exercised	(509,085)	11.72 – 22.66	16.84
Canceled	(466,452)	12.22 – 28.06	18.66

Outstanding at December 31, 2005	6,494,093	$6.25 – $33.86	$20.74	4,672,644	$21.04

At December 31, 2005 and 2004, the average exercise period for all outstanding options was 48 months and 56 months, respectively. The following table provides certain information with respect to stock options exercisable at December 31, 2005:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Under $18.00	1,189,066	$15.65	1,358,254	$15.62
$18.00 – $24.00	1,401,839	$18.93	3,054,100	$19.75
Over $24.00	2,081,739	$25.54	2,081,739	$25.54

	4,672,644		6,494,093

At December 31, 2005, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase
1996 Stock Option Plan	2,981,346	7,204
2000 Long Term Incentive Plan	1,856,422	627,320
2003 Long Term Incentive Plan	1,683,995	678,673

	6,521,763	1,313,197	(1)

1988 Stock Option Plan (plan expired)	196,835	—
1991 Long Term Incentive Plan (plan expired)	721,275	—
Chase Benefit Plans (assumed in acquisition)	172,633	—
Options Available for only Arch Chemicals Employees	547,122	—

	1,637,865	—

Total under stock option plans	8,159,628	1,313,197

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 Stock Plan for Non-employee Directors	425,981	291,488
Employee Deferral Plan	52,791	46,185
Monarch Brass & Copper Corp. Deferral Plan	500,000	500,000

Total under stock purchase plans	978,772	837,673

(1) All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 845,387 shares.

Under the stock purchase plans, our employees or non-employee directors may defer certain elements of their compensation, and former employees of Monarch may periodically transfer amounts of their compensation deferred at the time we acquired Monarch into shares of our common stock based on fair market value of the shares at the time of deferral. Non-employee directors annually receive stock grants as a portion of their director compensation. Of the shares reserved under the stock purchase plans at December 31, 2005, 141,099 shares were committed.

SHAREHOLDERS’ EQUITY

During 2005 and 2004, we issued 770,713 and 793,778 shares of common stock, respectively, with a total value of $15.3 and $14.3, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contribution and re-invested dividends.

There were no share repurchases in 2005, 2004, and 2003. Under programs previously approved by our board of directors, 154,076 shares remained to be repurchased as of December 31, 2005.

At December 31, 2005, we had $220 registered securities available for issuance with the Securities and Exchange Commission, whereby from time to time, we may issue debt securities, preferred stock and/or common stock, and associated warrants.

In February 2004, we issued and sold 10 million shares of common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.8.

Other Comprehensive Income (Loss) included an unrealized gain on marketable securities in 2005 and 2004 and unrealized gains and losses, net of tax on hedging transactions. The unrealized gains (losses) were reported in Other Comprehensive Loss, net of reclassification adjustments, and were not significant to our financial results or financial position for the periods presented. The following represents the reclassification adjustments included in Other Comprehensive Income (Loss).

	2005	2004	2003
Unrealized gains (losses):
Marketable securities	$0.2	$0.1	$—
Hedging transactions	0.4	—	4.8

	0.6	0.1	4.8

Reclassification adjustments:
Marketable securities	(0.2)	—	—
Hedging transactions	—	(4.8)	—

	(0.2)	(4.8)	—

Net unrealized gain (loss)	$0.4	$(4.7)	$4.8

SHAREHOLDERS’ RIGHTS PLAN

Pursuant to a Rights Agreement, dated as of February 27, 1996, one Right was associated with each share of our common stock. Each Right entitled a shareholder (other than the acquirer) to buy one-five-hundredth share of Series A Participating Cumulative Preferred Stock at an exercise price of $120. The Rights were exercisable only if a person or group acquires more than 15% of our common stock or, if and as of such date as our board of directors so determines, following the commencement of a tender or exchange offer to acquire more than 15% of our common stock. If any person or group acquired more than 15% of our common stock and in the event of a subsequent merger or combination or similar transaction with the acquirer or a related party, each Right entitled the holder (other than the acquirer) to purchase stock or other property of the acquirer or such related party having a value of twice the exercise price. The Rights were redeemable at $0.005 per Right for a certain period of time. The Rights expired on February 27, 2006.

SEGMENT INFORMATION

We define segment income as income (loss) before interest expense, interest income, other income, and income taxes, and include the results of non-consolidated affiliates. Consistent with the guidance in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Our management considers the SunBelt Chlor Alkali Partnership to be an integral component of the Chlor Alkali Products segment and Yamaha-Olin Metal Corporation to be an integral component of the Metals segment. Each are engaged in the same business activity as the segment, including joint or overlapping marketing, management, manufacturing and technology development functions. Inter-segment sales of $47.7, $37.3 and $35.9 for the years 2005, 2004 and 2003, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	2005	2004	2003
Sales:
Chlor Alkali Products	$610.2	$448.2	$399.5
Metals	1,402.7	1,230.1	854.6
Winchester	344.8	318.5	303.1

Total sales	$2,357.7	$1,996.8	$1,557.2

Income from continuing operations before taxes and cumulative effect of accounting change:
Chlor Alkali Products	$237.0	$83.0	$62.8
Metals	34.0	50.5	9.1
Winchester	7.8	21.9	21.6
Corporate/Other	(61.9)	(58.3)	(42.4)
Restructuring Charges	(0.3)	(9.6)	(30.8)
Other Operating Income	9.1	5.5	—
Interest Expense	(19.9)	(20.2)	(20.2)
Interest Income	18.3	1.9	1.3
Other Income	1.5	4.5	2.6

Income from continuing operations before taxes and cumulative effect of accounting change	$225.6	$79.2	$4.0

Earnings of non-consolidated affiliates
Chlor Alkali Products	$37.8	$9.0	$6.5
Metals	0.7	1.1	1.3

Total earnings of non-consolidated affiliates	$38.5	$10.1	$7.8

Depreciation and amortization expense:
Chlor Alkali Products	$25.2	$23.9	$28.6
Metals	37.4	38.8	40.7
Winchester	8.2	8.2	9.4
Corporate/Other	1.7	2.4	2.2

Total depreciation and amortization expense	$72.5	$73.3	$80.9

Capital spending:
Chlor Alkali Products	$48.5	$28.6	$26.5
Metals	18.7	17.5	21.5
Winchester	12.6	8.6	4.7
Corporate/Other	1.2	0.4	1.6

Total capital spending	$81.0	$55.1	$54.3

	2005	2004

Assets:
Chlor Alkali Products	$255.6	$215.5
Metals	712.3	711.1
Winchester	161.0	154.1
Corporate/Other	668.3	537.2

Total assets	$1,797.2	$1,617.9

Investments—affiliated companies (at equity):
Chlor Alkali Products	$(14.7)	$(21.5)
Metals	11.2	12.2

Total investments—affiliated companies (at equity)	$(3.5)	$(9.3)

Segment assets include only those assets which are directly identifiable to an operating segment and do not include such items as cash, deferred taxes and other assets. All goodwill, which is associated with its acquisitions, is included in the assets of the Metals segment. Assets of the Corporate/Other segment includes primarily such items as cash and cash equivalents, deferred taxes, prepaid pension costs, and other assets.

Geographic Data:	2005	2004	2003
Sales
United States	$2,273.5	$1,916.6	$1,506.8
Foreign	84.2	80.2	50.4
Transfers between areas:
United States	41.0	33.8	26.3
Foreign	1.2	0.5	0.9
Eliminations	(42.2)	(34.3)	(27.2)

Total sales	$2,357.7	$1,996.8	$1,557.2

Assets
United States	$1,718.5	$1,546.4
Foreign	67.5	59.3
Investments	11.2	12.2

Total assets	$1,797.2	$1,617.9

Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $77.4, $74.3, and $65.8 in 2005, 2004 and 2003, respectively.

ACQUISITIONS

In November 2004, we acquired certain assets of Metal Foils LLC for $3.2. Metal Foils was a distributor of aluminum, stainless steel, and copper products and was located in Willoughby, OH. The acquisition has been accounted for using the purchase method of accounting and has been included in the Metals segment. As part of the agreement, we could have additional consideration payments through 2009, which are contingent on shipments of aluminum products to specifically identified customers and are not guaranteed.

The following table includes the estimated fair value of the assets acquired and the liabilities assumed at the dates of acquisition. Based on valuations done at the acquisition date of Metal Foils’ assets, $1.2 was assigned to goodwill, which is not subject to amortization.

Supplemental cash flow information on the Metal Foils acquisition is as follows:

2004
Working capital	$1.6
Property, plant and equipment	0.4
Goodwill	1.2

Net assets acquired	$3.2

RESTRUCTURING CHARGES

On January 29, 2004, we announced that our board of directors approved plans to relocate our corporate offices for organizational, strategic and economic reasons. By the end of the year, we had completed the relocation of a portion of our corporate services personnel from Norwalk, CT to our Main Office Building in East Alton, IL. We also established our new corporate headquarters in Clayton, which is in St. Louis County, MO, for logistical and other reasons. The relocation of the corporate offices was accompanied by a downsized corporate structure more appropriate for us in today’s competitive business environment. The headquarters relocation was completed by the end of 2004. As a result of the relocation, we incurred costs of $10.1 in 2004, and incurred an additional $0.3 of costs in 2005. This restructuring charge included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services for all effected employees. The sale of the Indianapolis facility in November 2004 resulted in a reduction of a previously established reserve related to our Indianapolis restructuring of $0.5, which reduced the total 2004 restructuring charge to $9.6.

In the first quarter of 2003, we made a decision to close our manufacturing plant in Indianapolis, IN. The Indianapolis facility ceased operations on February 14, 2003. The plant manufactured copper and copper alloy sheet and strip products and employed approximately 200 people. Production at the Indianapolis strip mill has been consolidated within our East Alton, IL facility. While the Indianapolis strip mill had been an important part of the Metals segment since its acquisition in 1988, reduced domestic consumption of strip products combined with the capacity additions at East Alton lessened the need to maintain the Indianapolis production base. As a result of this closure and certain other actions, we recorded in the first quarter of 2003 a pretax restructuring charge of $29.0. In addition, we recorded in the fourth quarter of 2003, a pretax restructuring charge of $1.8 primarily for the write down of certain non-U.S. assets, netted with a reduction of a previously established reserve related to our Indianapolis restructuring. In November 2004, we sold the Indianapolis facility.

The major portion of the 2003 restructuring charges was a non-cash charge of $25.4 related to the loss on disposal or write-off of equipment and facilities, and goodwill. The balance of the restructuring charges related to severance and job-related benefit costs. At the Indianapolis facility, approximately 190 employees were terminated, while nine employees were transferred to the East Alton facility. In addition to the closing of the Indianapolis facility, the Metals segment had determined that further cost reductions were necessary due to continuing depressed economic conditions. Approximately 55 employees were terminated to reduce headcount through a combination of a reduction-in-force program in Metals and the relocation of the segment’s New Haven, Connecticut metals research laboratory activities to two existing manufacturing locations.

The following table summarizes the major components of the 2005, 2004, and 2003 charges and the remaining balances as of December 31, 2005:

	2004 Restructuring Charge	Amounts Utilized	Accrued Restructuring Costs
Employee severance and job related benefits	$8.1	$(6.8)	$1.3
Pension curtailment	1.2	(1.2)	—
Relocation and outplacement services	1.1	(1.1)	—

	$10.4	$(9.1)	$1.3

	2003 Restructuring Charge	Amounts Utilized	Accrued Restructuring Costs
Write-off of assets (including $2.4 of goodwill)	$24.1	$(23.1)	$1.0
Employee severance and job related benefits	6.2	(6.2)	—

	$30.3	$(29.3)	$1.0

The majority of the remaining balance of $1.3 and $1.0 of the 2004 and 2003 restructuring charges, respectively, are expected to be paid out in 2006.

DISCONTINUED OPERATIONS

On June 11, 2004, we sold our Olin Aegis business to HCC Industries, Inc. The company received proceeds of $17.1, which resulted in a pretax gain on the sale of $5.8 (net of taxes of $2.3). The disposal of the assets and operations of Olin Aegis represented the disposal of a component of an entity within our Metals business segment. Consequently, the financial data related to Olin Aegis is classified in the consolidated financial statements as a discontinued operation for all periods presented.

The operating results of discontinued operations were as follows:

	2004	2003
Net sales	$12.3	$28.6
Income from operations before taxes	0.8	1.5
Gain on sale of discontinued operations	5.8	—

Income before taxes	6.6	1.5
Income tax provision	2.5	0.6

Net income	$4.1	$0.9

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $2.1 at December 31, 2005. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges or credits to income for investigatory and remedial efforts were material to operating results in 2005, 2004, and 2003 and may be material to net income in future years. In 2005, the credit to income for investigatory and remedial activities was $15.8, which includes $38.5 of recoveries from third parties of costs incurred and expensed in prior periods. Without these recoveries, charges to income for investigatory and remedial activities would have been $22.7 in 2005 and were $23.4 and $19.6 in 2004 and 2003, respectively. These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Our estimated environmental liability at the end of 2005 was attributable to 59 sites, 15 of which were USEPA National Priority List (NPL) sites. Ten sites accounted for 77% of such liability and, of the remaining 49 sites, no one site accounted for more than 2% of our environmental liability. At one of these ten sites, a remedial plan has been submitted by us and a Record of Decision (ROD) or its equivalent has not been issued. At five of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage. The four remaining sites are in long-term OM&M. All ten sites are either associated with past manufacturing operations or former waste disposal sites. None of the ten largest sites represents more than 15% of the liabilities reserved on our consolidated balance sheet at December 31, 2005 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $102.9 at December 31, 2005, and $99.8 at December 31, 2004, of which $74.9 and $71.8 were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $102.9 included on our consolidated balance sheet at December 31, 2005 for future environmental expenditures, we currently expect to utilize $71.7 of the reserve for future environmental expenditures over the next 5 years, $10.7 for expenditures 6 to 10 years in the future, and $20.5 for expenditures beyond 10 years in the future.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $25.0 to $30.0 over the next several years, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2005, we estimate we may have additional contingent environmental liabilities of $50.0 in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

We lease certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Virtually none of our lease agreements contain escalation clauses or step rent provisions. Total rent expense charged to operations amounted to $28.2 in 2005, $28.0 in 2004 and $32.4 in 2003 (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005 are as follows; $27.0 in 2006; $24.5 in 2007; $20.1 in 2008; $16.1 in 2009; $19.7 in 2010, and a total of $48.0 thereafter.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of $0.2 regardless of the sulfur dioxide purchased. Commitments related to this agreement are $2.4 per year for each year of 2006 through 2011 and $0.6 in 2012. This supply agreement expires in 2012.

We and our subsidiaries are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. While we believe that none of these legal actions will materially adversely affect our financial position, in light of the inherent uncertainties of the litigation concerning alleged exposures, we cannot at this time determine whether the financial impact, if any of these matters will be material to our results of operations.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the clean-up and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies” and therefore do not record a gain contingency and recognize revenue until it is earned and realizable. At December 31, 2005, we have not recorded a gain contingency in the consolidated financial statements.

SUBSEQUENT EVENTS

As a consequence of the ongoing cost reduction efforts in our Metals business, we have made the decision to close our Waterbury Rolling Mills facility in Waterbury, CT in January 2006. In conjunction with this action, we will consolidate these production activities into our East Alton, IL mill. We are also considering decisions regarding the possible restructuring or closure of additional facilities, along with other overhead reductions. These decisions should be made by the end of the first quarter. We intend to record a one-time pretax charge for these actions of approximately $25 to $30 in 2006, most of which will occur in the first quarter. We expect this charge to be partially offset by one-time inventory gains associated with LIFO liquidations of approximately $10 in 2006. We believe these actions will generate annual cost savings in the $9 to $12 range and the implementation of these actions will be cash neutral in 2006.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$560.9	$593.7	$599.0	$604.1	$2,357.7
Cost of goods sold	473.9	505.5	505.4	514.0	1,998.8
Income from continuing operations before cumulative effect of accounting change	37.2	32.1	31.4	39.0	139.7
Cumulative effect of accounting change, net (1)	—	—	—	(6.4)	(6.4)
Net income	37.2	32.1	31.4	32.6	133.3
Basic income per common share:
Income from continuing operations before cumulative effect of accounting change	0.52	0.45	0.44	0.54	1.96
Cumulative effect of accounting change, net (1)	—	—	—	(0.09)	(0.09)
Net income	0.52	0.45	0.44	0.45	1.87
Diluted income per common share:
Income from continuing operations before cumulative effect of accounting change, net	0.52	0.45	0.44	0.54	1.95
Cumulative effect of accounting change, net (1)	—	—	—	(0.09)	(0.09)
Net income	0.52	0.45	0.44	0.45	1.86
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock (2)
High	25.35	23.79	20.00	20.15	25.35
Low	20.22	17.09	17.51	16.65	16.65

2004
Sales	$482.9	$506.5	$520.1	$487.3	$1,996.8
Cost of goods sold	432.1	465.2	457.4	410.2	1,764.9
Income from continuing operations	2.8	6.6	18.7	22.6	50.7
Discontinued operations
Income from discontinued operations, net	0.1	0.5	—	—	0.6
Gain on disposal of discontinued operations, net	—	3.3	—	0.2	3.5
Net income	2.9	10.4	18.7	22.8	54.8
Basic and diluted income per common share:
Income from continuing operations	0.04	0.09	0.27	0.32	0.74
Income from discontinued operations, net	—	0.01	—	—	0.01
Gain on disposal of discontinued operations, net	—	0.05	—	—	0.05
Net income	0.04	0.15	0.27	0.32	0.80
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock (2)
High	20.51	18.99	20.24	22.99	22.99
Low	16.37	15.20	15.93	18.18	15.20

(1)	Operating results in the fourth quarter of 2005 included an after-tax cumulative charge of $6.4 for the adoption of FIN No. 47.

(2)	New York Stock Exchange composite transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On January 26, 2006, the Compensation Committee (the “Committee”) of the Board of Directors of the Company certified the level of achievement of the 2005 performance goals under the Senior Management Incentive Compensation Plan (the “Plan”), which was re-approved by the Company’s shareholders on April 28, 2005. The Committee authorized the payment of bonuses pursuant to the Plan to the Chief Executive Officer and the next four most highly compensated officers in the following amounts: Joseph D. Rupp, Chairman and Chief Executive Officer - $962,400; John L. McIntosh, Vice President and President, Chlor Alkali Products Division - $310,881; George H. Pain, Vice President, General Counsel and Secretary - $240,600; John E. Fischer, Vice President and Chief Financial Officer - $256,640; and Dennis R. McGough, Vice President, Human Resources - $168,420.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate the biographical information relating to our Directors under the heading “Item 1-Election of Directors” in our Proxy Statement relating to our 2006 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. See also the list of executive officers following Item 4 in Part I of this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “What are the committees of the Board?” under the heading “Additional Information Regarding the Board of Directors” in our Proxy Statement. We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “Miscellaneous-How can I directly nominate a Director for election to the Board at the 2007 Annual Meeting?” and “Additional Information Regarding the Board of Directors-What is Olin’s Director Nomination Process?”.

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Business Conduct. The Code is available in the Corporate Governance section of the Investor section of our website at www.olin.com.

Item 11.	EXECUTIVE COMPENSATION

The information in the Proxy Statement under the headings “Executive Compensation” (but excluding the Report of the Compensation Committee on Executive Compensation and the Performance Graph), “Executive Agreements,” “Retirement Benefits” and “Additional Information Regarding the Board of Directors—How are the Directors compensated?” are incorporated by reference in this Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information concerning the accounting fees and services of our independent registered public accounting firm, KPMG LLP under the heading “Item 3—Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement by reference in this Report.

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

3.	Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(z) below.

3	(a)	Olin’s Restated Articles of Incorporation as amended effective May 8, 1997—Exhibit 3(a) to Olin’s Form 10-Q for the quarter ended June 30, 2003.*
	(b)	By-laws of Olin as amended effective January 27, 2006—Exhibit 3(b) to Olin’s Form 8-K dated December 27, 2005.*
4	(a)	Articles of Amendment designating Series A Participating Cumulative Preferred Stock, par value $1 per share—Exhibit 2 to Olin’s Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*
	(b)	Form of Senior Debt Indenture between Olin and Chemical Bank—Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental Indenture dated as of March 18, 1994 between Olin and Chemical Bank—Exhibit 4(c) to Registration Statement No. 33-52771 and Second Supplemental Indenture dated as of December 11, 2001 between Olin and JPMorgan Chase Bank, formerly known as Chemical Bank—Exhibit 4 to Form 8-K dated December 20, 2001.*
	(c)	Credit Agreement dated as of July 30, 2004 among Olin and the banks named therein—Exhibit 4(d) to Olin’s Form 10-Q for the quarter ended June 30, 2004.*
	(d)	9.125% Senior Note Due 2011—Exhibit 4(f) to Olin’s Form 10-K for 2001.*

We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

10	(a)	1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended through January 30, 2003—Exhibit 10(a) to Olin’s Form 10-K for 2002.*
	(b)	Employee Deferral Plan as amended and restated effective as of January 30, 2003—Exhibit 10(b) to Olin’s Form 10-K for 2002.*
	(b)(1)	Amendment to Employee Deferral Plan effective January 1, 2005.
	(c)	Olin Senior Executive Pension Plan amended as of July 27, 2000 and as amended by resolutions adopted on May 27, 2005—Exhibit 10(d) to Olin’s Form 10-Q for the quarter ended September 30, 2000 and Exhibit 10.2 to Olin’s Form 8-K dated May 31, 2005, respectively.*
	(c)(1)	Amendment to Olin Senior Executive Pension Plan effective May 27, 2005.
	(d)	Olin Supplemental Contributing Employee Ownership Plan as amended and restated effective January 1, 2005 and as amended by resolutions adopted on May 27, 2005-Exhibit 10(d) to Olin’s Form 10-Q for the quarter ended March 31, 2005 and Exhibit 10.2 to Olin’s Form 8-K dated May 31, 2005, respectively.*
	(d)(1)	Amendment to Olin Supplemental Contributing Employee Ownership Plan effective May 27, 2005.
	(e)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
	(f)	Form of executive agreement between Olin and certain executive officers dated November 1, 2002—Exhibit 10(f) to Olin’s Form 10-K for 2002.*
	(g)	Form of Notice of Intention to Terminate Executive Agreements with certain executives—Exhibit 10.1 to Olin’s Form 8-K dated August 3, 2005.*
	(h)	Form of executive agreement between Olin and certain executive officers-Exhibit 99.1 to Olin’s Form 8-K dated January 28, 2005.*
	(i)	Form of executive change-in-control agreement between Olin and certain executive officers-Exhibit 99.2 to Olin’s Form 8-K dated January 28, 2005.*
	(j)	Olin 1991 Long Term Incentive Plan, as amended through January 30, 2003—Exhibit 10(g) to Olin’s Form 10-K for 2002.*

	(k)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended effective January 27, 2006.
	(l)	Olin Senior Management Incentive Compensation Plan, as amended through January 26, 2005-Appendix B to Olin’s 2005 Proxy Statement dated March 15, 2005.*
	(l)(1)	Amendment to Olin Senior Management Incentive Compensation Plan effective January 1, 2005.
	(m)	Description of Restricted Stock Unit Awards granted under the 2000 Long Term Incentive Plan—Exhibit 10(m) to Olin’s Form 10-K for 2001.*
	(n)	Description of Restricted Stock Unit Awards granted under the 2003 Long Term Incentive Plan—Exhibit 10(m) to Olin’s Form 10-K for 2004.*
	(o)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
	(p)	Olin Supplementary and Deferral Benefit Pension Plan restated as of February 8, 1999—Exhibit 10(s) to Olin’s Form l0-Q for the quarter ended March 31, 1999.*
	(q)	Olin Corporation 2000 Long Term Incentive Plan as amended through January 30, 2003—Exhibit 10(n) to Olin’s Form 10-K for 2002.*
	(r)	Olin Corporation 2003 Long Term Incentive Plan—Exhibit 10(o) to Olin’s Form 10-K for 2002.*
	(s)	2001 Performance Share Program—Exhibit 10(w) to Olin’s Form 10-Q for quarter ended March 31, 2001.*
	(t)	2004 Performance Share Program—Exhibit 10(s) to Olin’s Form 10-K for 2004.*
	(u)	2005 Performance Share Program—Exhibit 10(t) to Olin’s Form 10-K for 2004.*
	(v)	2006 Performance Share Program.
	(w)	Chase Industries Inc. 1994 Long-Term Incentive Plan, as amended as of May 14, 1997 and First Amendment effective as of November 19, 1999—Exhibit 10.5 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.7 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
	(x)	Chase Industries Inc. 1997 Non-Employee Director Stock Option Plan, as amended May 26, 1998 and First Amendment effective as of November 19, 1999—Exhibit 10.6 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.9 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
	(y)	Form of Voluntary Employment Separation Agreement and Release with certain executive officers-Exhibit 10(u) to Olin’s Form 10-K for 2003.*
	(z)	Letter Agreement with G. H. Pain dated January 29, 2004-Exhibit 10(v) to Olin’s Form 10-K for 2003.*
	(aa)	Limited Waiver of Executive Agreement Provisions with G. H. Pain—Exhibit 10(z) to Olin’s Form 10-K for 2004.*
	(bb)	Summary of Stock Option Continuation Policy.
	(cc)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
	(dd)	Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated August 23, 1996—Exhibit 99.1 to Olin’s Form 8-K dated December 3, 2001.*
	(ee)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.2 to Olin’s Form 8-K dated December 3, 2001.*
	(ff)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.3 to Olin’s Form 8-K dated December 3, 2001.*
	(gg)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated April 30, 1998—Exhibit 99.4 to Olin’s Form 8-K dated December 3, 2001.*
	(hh)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated January 1, 2003—Exhibit 10(aa) to Olin’s Form 10-K for 2002.*
	(ii)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(jj)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(kk)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
11		Computation of Per Share Earnings (included in the Note—“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8.)
12		Computation of Ratio of Earnings to Fixed Charges (unaudited).
21		List of Subsidiaries.
23.1		Consent of KPMG LLP.
31.1		Section 302 Certification Statement of Chief Executive Officer.
31.2		Section 302 Certification Statement of Chief Financial Officer.
32		Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.

Any of the foregoing exhibits are available from the Company by writing to: Mr. George H. Pain, Vice President, General Counsel and Secretary, Olin Corporation, 190 Carondelet Plaza, Suite 1530, Clayton, MO 63105-3443.

Shareholders may obtain information from Mellon Investor Services LLC, our registrar and transfer agent, who also manages our Automatic Dividend Reinvestment Plan by writing to: Mellon Investor Services LLC, 480 Washington Boulevard, Jersey City, NJ 07310, by telephone at (800) 306-8594 or via the Internet at www.melloninvestor.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2006

OLIN CORPORATION

By	/s/ JOSEPH D. RUPP
Joseph D. Rupp Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2006

/s/ DONALD W. BOGUS Donald W. Bogus	Director	March 2, 2006

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	March 2, 2006

/s/ DONALD W. GRIFFIN Donald W. Griffin	Director	March 2, 2006

/s/ JAMES G. HASCALL James G. Hascall	Director	March 2, 2006

/s/ VIRGINIA A. KAMSKY Virginia A. Kamsky	Director	March 2, 2006

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	March 2, 2006

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	March 2, 2006

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	March 2, 2006

/s/ ANTHONY W. RUGGIERO Anthony W. Ruggiero	Director	March 2, 2006

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	March 2, 2006

/s/ JOHN E. FISCHER John E. Fischer	Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2006

/s/ TODD A. SLATER Todd A. Slater	Vice President and Controller (Principal Accounting Officer)	March 2, 2006