Form 10-Q
period 2006-03-31
OLIN CORP
filed 2006-05-04
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of April 30, 2006, 72,310,269 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31, 2006	December 31, 2005	March 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$206.0	$303.7	$156.8
Short-Term Investments	50.0	—	—
Receivables, Net	376.6	295.0	307.5
Inventories	253.6	262.6	263.6
Current Deferred Income Taxes	10.2	—	31.2
Other Current Assets	15.0	12.1	13.0

Total Current Assets	911.4	873.4	772.1

Property, Plant and Equipment (less Accumulated Depreciation of $1,399.3, $1,390.8 and $1,362.5)	479.0	482.2	468.4
Prepaid Pension Costs	248.3	248.3	257.8
Deferred Income Taxes	84.8	86.3	65.0
Other Assets	30.2	31.9	32.1
Goodwill	75.1	75.1	74.6

Total Assets	$1,828.8	$1,797.2	$1,670.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$1.7	$1.1	$51.9
Accounts Payable	160.1	177.2	130.6
Income Taxes Payable	36.8	23.4	0.4
Accrued Liabilities	177.7	165.4	155.7

Total Current Liabilities	376.3	367.1	338.6

Long-Term Debt	253.3	257.2	257.5
Accrued Pension Liability	557.8	556.8	508.6
Other Liabilities	186.1	189.5	176.9

Total Liabilities	1,373.5	1,370.6	1,281.6

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120.0 Shares; Issued and Outstanding 72.2, 71.9 and 71.1 Shares	72.2	71.9	71.1
Additional Paid-In Capital	693.8	683.8	668.4
Accumulated Other Comprehensive Loss	(305.3)	(304.4)	(273.2)
Accumulated Deficit	(5.4)	(24.7)	(77.9)

Total Shareholders’ Equity	455.3	426.6	388.4

Total Liabilities and Shareholders’ Equity	$1,828.8	$1,797.2	$1,670.0

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Sales	$725.1	$560.9
Operating Expenses:
Cost of Goods Sold (exclusive of LIFO inventory liquidation gain, shown below)	632.4	473.9
LIFO Inventory Liquidation Gain	13.5	—
Selling and Administration	45.8	38.8
Research and Development	1.2	1.2
Restructuring Charges	15.7	0.3
Other Operating Income	—	8.2

Operating Income	43.5	54.9
Earnings of Non-consolidated Affiliates	12.1	8.6
Interest Expense	5.1	5.4
Interest Income	3.0	1.2
Other Income	0.9	0.1

Income before Taxes	54.4	59.4
Income Tax Provision	20.7	22.2

Net Income	$33.7	$37.2

Net Income per Common Share:
Basic	$0.47	$0.52

Diluted	$0.47	$0.52

Dividends per Common Share	$0.20	$0.20
Average Common Shares Outstanding:
Basic	72.0	70.8
Diluted	72.4	71.4

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2005	70.6	$70.6	$659.5	$(273.3)	$(100.9)	$355.9
Comprehensive Income:
Net Income	—	—	—	—	37.2	37.2
Translation Adjustment	—	—	—	(1.3)	—	(1.3)
Net Unrealized Gain	—	—	—	1.4	—	1.4

Comprehensive Income						37.3

Dividends Paid:
Common Stock ($0.20 per share)	—	—	—	—	(14.2)	(14.2)
Common Stock Issued for:
Stock Options Exercised	0.3	0.3	5.0	—	—	5.3
Employee Benefit Plans	0.2	0.2	3.6	—	—	3.8
Other Transactions	—	—	0.3	—	—	0.3

Balance at March 31, 2005	71.1	$71.1	$668.4	$(273.2)	$(77.9)	$388.4

Balance at January 1, 2006	71.9	$71.9	$683.8	$(304.4)	$(24.7)	$426.6
Comprehensive Income:
Net Income	—	—	—	—	33.7	33.7
Net Unrealized Loss	—	—	—	(0.9)	—	(0.9)

Comprehensive Income						32.8

Dividends Paid:
Common Stock ($0.20 per share)	—	—	—	—	(14.4)	(14.4)
Common Stock Issued for:
Stock Options Exercised	0.2	0.2	3.1	—	—	3.3
Employee Benefit Plans	0.1	0.1	3.1	—	—	3.2
Other Transactions	—	—	0.1	—	—	0.1
Stock-Based Compensation	—	—	3.7	—	—	3.7

Balance at March 31, 2006	72.2	$72.2	$693.8	$(305.3)	$(5.4)	$455.3

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net Income	$33.7	$37.2
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(12.1)	(8.6)
Other Operating Income – Gain on Disposition of Real Estate	—	(8.2)
Stock-Based Compensation	1.2	0.3
Depreciation and Amortization	17.4	17.5
LIFO Inventory Liquidation Gain	(13.5)	—
Deferred Income Taxes	(8.7)	22.0
Qualified Pension Plan Expense	8.3	5.6
Common Stock Issued under Employee Benefit Plans	0.9	0.7
Change in:
Receivables	(81.6)	(64.6)
Inventories	22.5	(7.1)
Other Current Assets	(2.9)	5.8
Accounts Payable and Accrued Liabilities	(4.8)	17.1
Income Taxes Payable	12.9	0.1
Other Assets	5.3	(0.3)
Other Noncurrent Liabilities	(8.2)	0.1
Other Operating Activities	(1.2)	1.7

Net Operating Activities	(30.8)	19.3

Investing Activities
Capital Expenditures	(14.2)	(12.1)
Proceeds from Disposition of Property, Plant and Equipment	—	12.6
Purchase of Short-Term Investments	(50.0)	—
Distributions from (Advances to) Affiliated Companies, Net	5.9	(2.6)
Other Investing Activities	0.1	(1.3)

Net Investing Activities	(58.2)	(3.4)

Financing Activities
Long-Term Debt Repayments	(0.5)	(0.6)
Issuance of Common Stock	2.3	3.1
Stock Options Exercised	3.3	5.3
Excess Tax Benefits from Stock Options Exercised	0.5	—
Dividends Paid	(14.4)	(14.2)
Other Financing Activities	0.1	—

Net Financing Activities	(8.7)	(6.4)

Net (Decrease) Increase in Cash and Cash Equivalents	(97.7)	9.5
Cash and Cash Equivalents, Beginning of Period	303.7	147.3

Cash and Cash Equivalents, End of Period	$206.0	$156.8

Cash Paid (Received) for Interest and Income Taxes:
Interest	$0.6	$0.6

Income Taxes, Net of Refund	$14.4	$(0.3)

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies, and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications were made to prior year amounts to conform to the 2006 presentation.

2.	Allowance for doubtful accounts was $9.5 million, $9.1 million and $9.0 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Provisions charged to operations were $0.7 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. Bad debt write-offs, net of recoveries, were $0.3 million and $(0.1) million for the three months ended March 31, 2006 and 2005, respectively.

3.	Inventory consists of the following:

	March 31, 2006	December 31, 2005	March 31, 2005
Supplies	$37.0	$37.1	$33.6
Raw materials	212.4	172.0	135.1
Work in process	149.4	180.7	129.0
Finished goods	119.0	112.5	107.2

	517.8	502.3	404.9
LIFO reserve	(264.2)	(239.7)	(141.3)

Inventory, net	$253.6	$262.6	$263.6

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average cost (primarily operating supplies, spare parts, and maintenance parts) and first-in, first-out (FIFO) (primarily inventory of foreign subsidiaries) methods. Elements of costs in inventories include raw materials, direct labor, and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2006, reflect certain estimates relating to inventory quantities and costs at December 31, 2006. If the FIFO method of inventory accounting had been used, inventories would have been approximately $264.2 million, $239.7 million and $141.3 million higher than reported at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

As part of the 2006 Metals restructuring actions, a LIFO inventory liquidation gain of $13.5 million was realized during the three months ended March 31, 2006 related to the closure of our Waterbury Rolling Mills facility. The Metals restructuring action is described under note 11.

4.	Basic and diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

	Three Months Ended March 31,
	2006	2005
Computation of Basic Income per Share
Net income	$33.7	$37.2

Basic shares	72.0	70.8

Basic net income per share	$0.47	$0.52

Computation of Diluted Income per Share
Net income	$33.7	$37.2

Diluted shares:
Basic shares	72.0	70.8
Stock options	0.4	0.6

Diluted shares	72.4	71.4

Diluted net income per share	$0.47	$0.52

5.	We are party to various governmental and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $4.9 million and $4.4 million for the three months ended March 31, 2006 and 2005, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2005 and are expected to be material to operating results in 2006. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $102.6 million at March 31, 2006, $102.9 million at December 31, 2005 and $100.8 million at March 31, 2005, of which $74.6 million, $74.9 million, and $72.8 million were classified as other noncurrent liabilities, respectively.

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

6.	Our Board of Directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the three-month periods ended March 31, 2006 and 2005. At March 31, 2006, 154,076 shares remain authorized to be purchased.

7.	We issued approximately 0.2 million and 0.3 million shares with a total value of $3.3 million and $5.3 million, representing stock options exercised for the three months ended March 31, 2006 and 2005, respectively. In addition, for the three months ended March 31, 2006 and 2005, we issued approximately 0.1 million and 0.2 million shares with a total value of $3.2 million and $4.1 million, respectively, in connection with our Contributing Employee Ownership Plan (CEOP) and our deferred compensation programs.

8.	Other operating income consists of miscellaneous operating income items which are related to our business activities and gains (losses) on disposition of property, plant, and equipment. Operating income for the three months ended March 31, 2005, included the gains on the disposition of two real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transaction represented the disposition of land associated with a former manufacturing plant. These dispositions generated net cash proceeds of $12.2 million, resulting in pretax gains of $8.2 million. A portion of the gain on these dispositions was a capital gain, and the tax was offset by capital loss carryforwards acquired with the Chase business. The utilization of these carryforwards resulted in a $3.7 million reduction in the goodwill recorded as part of the Chase acquisition and had no impact on the effective tax rate.

9.	We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $15.3 million and $15.2 million for the three months ended March 31, 2006 and 2005, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	Three Months Ended March 31,
	2006	2005
Sales:
Chlor Alkali Products	$173.7	$143.7
Metals	461.4	333.9
Winchester	90.0	83.3

Total sales	$725.1	$560.9

Income before taxes:
Chlor Alkali Products(1)	$73.9	$58.6
Metals(1) (2)	20.5	13.7
Winchester	3.9	3.4
Corporate/Other:
Pension expense(3)	(3.4)	(1.0)
Environmental provision	(4.9)	(4.4)
Other corporate and unallocated costs	(18.7)	(14.7)
Restructuring charges	(15.7)	(0.3)
Other operating income	—	8.2
Interest expense	(5.1)	(5.4)
Interest income	3.0	1.2
Other income	0.9	0.1

Income before taxes	$54.4	$59.4

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended March 31,
	2006	2005
Chlor Alkali Products	$11.9	$8.4
Metals	0.2	0.2

Earnings of non-consolidated affiliates	$12.1	$8.6

(2)	Metals segment income for the three months ended March 31, 2006, includes a gain associated with the LIFO inventory liquidation of $13.5 million related to the closure of our Waterbury Rolling Mills operation as part of the 2006 Metals restructuring actions.
(3)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

10.	Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In addition, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47), an interpretation of SFAS No. 143 on December 31, 2005. This interpretation clarifies the definition of conditional asset retirement obligations used in SFAS No. 143 and clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

The balances of our asset retirement obligations were as follows:

	March 31, 2006	December 31, 2005	March 31, 2005
Current liability	$2.4	$2.4	$3.2
Noncurrent liability	45.5	45.0	35.5

	$47.9	$47.4	$38.7

11.	On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Waterbury Rolling Mills brass manufacturing facility in Waterbury, CT (“Waterbury facility”) and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of our Metals service center facilities by consolidating certain activities into another service center facility and make overhead reductions in the Metals business affecting approximately 20 employees. In connection with cost reduction efforts, we based our decision on our evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We expect to complete all these activities by the end of the second quarter of 2006. As a result of these cost reduction efforts, we recorded in the first quarter of 2006, a pretax restructuring charge of $15.7 million. This restructuring charge primarily included lease and other contract termination costs ($8.0 million), write-off of equipment and facility costs ($3.8 million), and employee severance and related benefit costs ($3.9 million). It is expected that an additional charge of approximately $1.0 million to $3.0 million will be recorded in 2006. These actions are expected to generate $9.0 million to $10.0 million of annual savings. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 million during the three months ended March 31, 2006 related to the closure of our Waterbury facility.

On January 29, 2004, we announced that our Board of Directors approved plans to relocate our corporate offices for organizational, strategic, and economic reasons. There were no charges related to the corporate restructuring recorded for the three months ended March 31, 2006. Charges of $0.3 million were recorded for the three months ended March 31, 2005. The corporate restructuring charges included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services for all affected employees. At March 31, 2006, we had utilized $9.4 million of the total restructuring charge recorded of $10.4 million.

The following table summarizes our restructuring activity in 2006 and the remaining balances as of March 31, 2006:

	December 31, 2005 Accrued Costs	2006 Charges	Amounts Utilized	March 31, 2006 Accrued Costs
2006 Metals Restructuring Charge

Lease and other contract termination costs	$—	$8.0	$—	$8.0
Write-off of equipment and facilities	—	3.8	—	3.8
Employee related costs	—	3.9	—	3.9

	$—	$15.7	$—	$15.7

2004 Corporate Restructuring Charge

Employee related costs	$1.3	$—	$(0.3)	$1.0

2003 Metals Restructuring Charge

Write-off of assets	$1.0	$—	$(1.0)	$—

The majority of the remaining balance of $15.7 million and $1.0 million of the 2006 and 2004 restructuring charges, respectively, are expected to be paid out in 2006.

12.	In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment,” (SFAS No. 123R) which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123). This pronouncement revises the accounting treatment for stock-based compensation. It establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). It requires that an initial measurement be made of the cost of employee services received in exchange for an award of liability instruments based on its current fair value, and requires the value of that award to be subsequently remeasured at each reporting date through the settlement date. Changes in fair value of liability awards during the requisite service period will be recognized as compensation cost over that period.

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R. Prior to January 1, 2006, we accounted for stock-based compensation under SFAS No. 123. As allowed under SFAS No. 123, we accounted for stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this opinion, compensation cost was recorded when the fair value of our stock at the date of grant for fixed options exceeded the exercise price of the stock option. Our policy is to grant stock options with an exercise price equal to the fair market value of our common stock on the date of the award. Compensation cost for restricted stock awards was accrued over the life of the award based on the quoted market price of our stock at the date of the award. Compensation cost for performance shares was accounted for under variable plan accounting. The estimated fair value at the date of grant was amortized and charged to operations over the vesting period. Each period the accrual was adjusted to reflect the performance relative to the respective target.

We adopted the modified prospective transition method provided for under SFAS No. 123R and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options includes the amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and the amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The amounts below include the impact of recognizing stock-based compensation expense related to restricted stock, performance shares and stock options. Compensation expense related to amounts to be settled in shares for restricted stock and performance shares were already being recognized before implementing SFAS No. 123R and totaled $0.4 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. Total stock-based compensation expense related to stock options were as follows:

Three Months Ended March 31, 2006
Stock-based Compensation Expense Recognized:
Cost of goods sold	$0.1
Selling and administration	0.7

Total decrease in income before taxes	0.8
Income tax benefit	(0.3)

Total decrease in net income	$0.5

Decrease in Net Income per Common Share:
Basic	$0.01

Diluted	$0.01

Stock-based compensation expense was allocated to the operating segments for the portion related to employees whose compensation would be included in cost of goods sold with the remainder recognized in Corporate/Other. There were no significant capitalized stock-based compensation costs.

The total unrecognized compensation costs related to unvested stock options at March 31, 2006 was $6.8 million and was expected to be recognized over a weighted average period of 2.5 years. During the full year 2006, we expect to record approximately $3.3 million of stock-based compensation expense related to stock options.

Effective January 1, 2006, a reclassification totaling $2.5 million from Other Liabilities to Additional Paid-In Capital was made related to previously recorded costs for restricted stock and the portion of performance shares that are settled in our stock. This reclassification conforms to the accounting treatment for stock-based compensation in SFAS No. 123R.

Prior to adopting SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows (included as a reduction to income taxes payable). SFAS No. 123R requires the cash flows resulting from excess tax benefits, which are our tax deductions realized in excess of the compensation costs recognized for the stock options exercised, to be classified as cash flows provided by financing activities.

Prior Period Pro Forma Presentation

Under the modified prospective transition method, results from prior periods have not been adjusted. The following table shows the difference between the reported and pro forma net income and net income per common share as if we had adopted SFAS No. 123R for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net Income:
As reported	$37.2
Stock-based employee compensation expense, net of tax	(0.5)

Pro forma	$36.7

Per Share Data:
Basic
As reported	$0.52
Pro forma	$0.51
Diluted
As reported	$0.52
Pro forma	$0.51

Assumptions

The fair value of each option granted, which typically vests ratably over three years, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant date	2006	2005	2004
Dividend yield	4.36%	3.36%	4.32%
Risk-free interest rate	4.55%	3.86%	3.70%
Expected volatility	35%	27%	40%
Expected life (years)	7.0	7.0	7.0
Grant fair value (per option)	$5.50	$5.48	$5.37

Dividend yield for 2006 is based on a five-year historical average yield. The dividend yield on prior option grants was based on the actual dividend in effect at the date of grant and the quoted market price of our stock at the date of the award. Risk-free interest rate is based on zero coupon U.S. Treasury Securities rates for the expected life of the options. Expected volatility is based on our historical stock price movements and we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant is based on historical exercise and cancellation patterns and we believe that historical experience is the best estimate for future exercise patterns.

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Stock options, restricted stock and performance shares vest over three years. At March 31, 2006, total shares reserved for issuance were 7.1 million shares with 0.4 million shares available for grant under the various long term incentive plans. On April 27, 2006, the shareholders approved the 2006 Long Term Incentive Plan which authorized an additional 3.0 million shares available for grant. We issue shares to settle stock options, restricted stock, and share-based performance awards. In 2006, two forms of long-term incentive awards were given, stock options and performance share awards. The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which was the fair market value of our common stock on the date of grant. Performance Accelerated Vesting Stock Options for 878,000 shares were outstanding at March 31, 2006. These options have a term of 120 months and vest in 119 months, and can vest early, but only if the stock price increases to $28 per share or more for 10 days in any 30 calendar day period.

Stock option transactions were as follows:

	Shares	Weighted Average Option Price Per Share	Exercisable
Outstanding at December 31, 2005	6,494,093	$20.74	4,672,644	$21.04

Granted	787,600	20.68
Exercised	(175,935)	15.89
Canceled	(922,158)	24.54

Outstanding at March 31, 2006	6,183,600	$20.31	4,114,521	$20.25

At March 31, 2006, the average exercise period for all outstanding and exercisable options was 63 months and 51 months, respectively. At March 31, 2006, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding and exercisable options was $13.9 million and $10.9 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.9 million and $2.2 million, respectively.

Performance share awards are denominated in shares of our stock and are paid half in cash and half in stock. Payouts are based on Olin’s average annual return on capital in relation to the average annual return on capital among the S&P Materials 1000 plus six companies that compete with Olin over a three-year performance cycle. The expense associated with performance shares is recorded based on our estimate of our performance relative to the respective target. If an employee leaves the company without cause or retires, the performance shares are prorated based on the number of months of the performance cycle worked and are typically settled in cash instead of half in cash and half in stock when the three-year performance cycle is completed. Performance share transactions were as follows:

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at December 31, 2005	203,837	$19.35	149,012	$20.18
Granted	86,400	20.68	86,400	20.68
Issued/Paid	—	—	—	—
Canceled	(469)	23.66	(2,662)	20.91

Outstanding at March 31, 2006	289,768	$19.74	232,750	$20.36

Total vested at March 31, 2006	160,577	$18.46	103,509	$19.15

The summary of the status of our unvested performance shares to be settled in cash are as follows:

	Shares	Weighted Average Fair Value per Share
Unvested at December 31, 2005	61,633	$22.16
Granted	86,400	20.68
Vested	(17,499)	21.00
Canceled	(1,343)	23.66

Unvested at March 31, 2006	129,191	$21.33

At March 31, 2006, the liability recorded for performance shares to be settled in cash totaled $3.3 million. The total unrecognized compensation costs related to unvested performance shares at March 31, 2006 was $5.3 million and was expected to be recognized over a weighted average period of 2.0 years.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2005 our guarantee of the SunBelt Notes was $73.1 million at March 31, 2006. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates. At March 31, 2006, December 31, 2005, and March 31, 2005, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

14.	Almost all of our domestic pension plans are non-contributory final-average-pay or flat-benefit plans and most of our domestic employees are covered by a defined benefit pension plan. Our funding policy for the defined benefit pension plan is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant. Our defined benefit pension plan provides that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger, or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus (subject to applicable collective bargaining requirements). Certain employees participate in defined contribution plans. Our defined benefit pension plan was closed to salaried employees and certain hourly employees hired after December 31, 2004. These employees participate in a defined contribution pension plan which is administered as part of the CEOP. We contribute a prescribed percentage of pay to the defined contribution plan on behalf of each of the eligible employees.

We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory with participants’ contributions reviewed annually based on medical rates of inflation and plan experience.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$5.4	$5.3	$0.6	$0.6
Interest cost	23.4	23.2	1.2	1.3
Expected return on plans’ assets	(28.1)	(28.8)	—	—
Amortization of prior service cost	1.2	1.2	(0.2)	(0.2)
Recognized actuarial loss	7.8	6.0	1.1	0.9

Net periodic benefit cost	$9.7	$6.9	$2.7	$2.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Background

Our manufacturing operations are concentrated in three business segments: Chlor Alkali Products, Metals and Winchester. All three are capital intensive manufacturing businesses with growth rates closely tied to the general economy. Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity. Our Chlor Alkali Products business is a commodity business where all supplier products are similar and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. While a majority of Metals sales are of a commodity nature, this business has a significant volume of specialty engineered products targeted for specific end-uses. In these applications, technical capability and performance differentiate the product and play a role in product selection, and thus price is not the only selection criterion. Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

Recent Developments

On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Waterbury Rolling Mills brass manufacturing facility in Waterbury, CT (“Waterbury facility”) and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of our Metals service center facilities by consolidating certain activities into another service center facility and make overhead reductions in the Metals business affecting approximately 20 employees. In connection with cost reduction efforts, we based our decision on our evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We expect to complete all these activities by the end of the second quarter of 2006. As a result of these cost reduction efforts, we recorded in the first quarter of 2006, a pretax restructuring charge of $15.7 million. This restructuring charge primarily included lease and other contract termination costs ($8.0 million), write-off of equipment and facility costs ($3.8 million), and employee severance and related benefit costs ($3.9 million). It is expected that an additional charge of approximately $1.0 million to $3.0 million will be recorded in 2006. These actions are expected to generate $9.0 million to $10.0 million of annual savings. The majority of these savings should be realized starting in the third quarter of 2006. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 million during the three months ended March 31, 2006 related to the closure of our Waterbury facility.

Consolidated Results of Operations

($ in millions, except per share data)	Three Months Ended March 31,
	2006	2005
Sales	$725.1	$560.9
Cost of Goods Sold (exclusive of LIFO inventory liquidation gain, shown below)	632.4	473.9
LIFO Inventory Liquidation Gain	13.5	—

Gross Margin	106.2	87.0
Selling and Administration	45.8	38.8
Research and Development	1.2	1.2
Restructuring Charges	15.7	0.3
Other Operating Income	—	8.2

Operating Income	43.5	54.9
Earnings of Non-consolidated Affiliates	12.1	8.6
Interest Expense	5.1	5.4
Interest Income	3.0	1.2
Other Income	0.9	0.1

Income before Taxes	54.4	59.4
Income Tax Provision	20.7	22.2

Net Income	$33.7	$37.2

Net Income per Common Share:
Basic	$0.47	$0.52

Diluted	$0.47	$0.52

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Sales for the three months ended March 31, 2006 were $725.1 million compared with $560.9 million last year, an increase of $164.2 million, or 29%. Chlor Alkali Products sales increased by $30.0 million, or 21%, due to higher electrochemical unit (ECU) prices, which increased approximately 22%. Chlor alkali shipment volumes were down slightly from the prior year. In the Metals segment, sales increased $127.5 million, or 38%. The increase in Metals segment sales was primarily the result of increased metal prices. Metals shipment volumes were slightly higher compared with the prior year. Winchester sales increased by $6.7 million, or 8%, primarily due to increased demand from commercial and U.S. military customers.

Gross margin increased $19.2 million, or 22%, over the three months ended March 31, 2005, primarily as a result of higher ECU selling prices for chlor alkali products and a $13.5 million LIFO inventory liquidation gain associated with the closure of our Waterbury facility. Gross margin as a percentage of sales decreased slightly to 15% in 2006 from 16% in 2005. The gross margin dollar increase of $19.2 million reflected the higher ECU prices and the LIFO inventory liquidation gain. The resulting margin percentage decrease reflects the gross margin dollar increase, which was more than offset by higher metals sales resulting from increased metal values and lower margins in the Metals and Winchester segments.

Selling and administration expenses as a percentage of sales were 6% in 2006 and 7% in 2005. Selling and administration expenses for the three months ended March 31, 2006 were $7.0 million, or 18%, higher than the three months ended March 31, 2005 primarily due to a higher level of legal and legal-related settlement expenses of $1.6 million, increased stock-based compensation expense of $1.3 million due to $0.6 million of mark-to-market adjustments on previously awarded stock-based compensation and $0.7 million associated with the expensing of stock options, higher pension expense of $1.3 million, increased consulting expense of $1.2 million, and higher incentive compensation costs of $0.7 million.

Restructuring charges of $15.7 million were recorded for the three months ended March 31, 2006 related to the 2006 Metals restructuring program. Restructuring charges for the three months ended March 31, 2005, of $0.3 million, were for the corporate office relocation, and included primarily employee severance and related benefit costs.

Other operating income for the three months ended March 31, 2005, included a gain on the disposition of two real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transaction represented the disposition of land associated with a former manufacturing plant. These dispositions generated net proceeds of $12.2 million, resulting in a pretax gain of $8.2 million.

The earnings of non-consolidated affiliates were $12.1 million for the three months ended March 31, 2006, an increase of $3.5 million from $8.6 million for the three months ended March 31, 2005, due to improved earnings from our SunBelt joint venture primarily because of higher ECU selling prices.

Interest expense decreased by $0.3 million from 2005 because of a lower level of outstanding debt, offset, in part, by the effect of higher short-term interest rates on debt. Interest income increased by $1.8 million from 2005. The higher interest income was due to an investment in short-term marketable securities which improved returns, higher average cash balances, and higher short-term interest rates.

The effective tax rate for the three months ended March 31, 2006 of 38.0% is higher than the 35% U.S. federal statutory rate primarily due to state income taxes, income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future. The effective tax rate for the three months ended March 31, 2005 of 37.4% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future. In the three months ended March 31, 2005, the income tax provision includes an $0.8 million reduction in income tax expense (1.3% reduction in effective tax rate) resulting from a refund of interest paid in connection with the 2004 settlement of certain tax issues related to prior years.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $15.3 million and $15.2 million for the three months ended March 31, 2006 and 2005, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

($ in millions)	Three Months Ended March 31,
	2006	2005
Sales:
Chlor Alkali Products	$173.7	$143.7
Metals	461.4	333.9
Winchester	90.0	83.3

Total sales	$725.1	$560.9

Income before taxes:
Chlor Alkali Products(1)	$73.9	$58.6
Metals(1) (2)	20.5	13.7
Winchester	3.9	3.4
Corporate/Other:
Pension expense(3)	(3.4)	(1.0)
Environmental provision	(4.9)	(4.4)
Other corporate and unallocated costs	(18.7)	(14.7)
Restructuring charges	(15.7)	(0.3)
Other operating income	—	8.2
Interest expense	(5.1)	(5.4)
Interest income	3.0	1.2
Other income	0.9	0.1

Income before taxes	$54.4	$59.4

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended March 31,
	2006	2005
Chlor Alkali Products	$11.9	$8.4
Metals	0.2	0.2

Earnings of non-consolidated affiliates	$12.1	$8.6

(2)	Metals segment income for the three months ended March 31, 2006 includes a gain associated with the LIFO inventory liquidation of $13.5 million related to the closure of our Waterbury facility.
(3)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

Chlor Alkali Products

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Chlor Alkali Products’ sales for the three months ended March 31, 2006 were $173.7 million compared to $143.7 million for the three months ended March 31, 2005, an increase of $30.0 million, or 21%. The sales increase was due to higher ECU prices, which increased approximately 22% from the three months ended March 31, 2005. Chlor Alkali shipment volumes were down by 1%. Our ECU netback (gross selling price less freight and discounts), excluding our SunBelt joint venture, was approximately $590 for the three months ended March 31, 2006 compared to approximately $485 for the same period in 2005, an increase of $105, or 22%. Our operating rate for the three months ended March 31, 2006 was 90% of capacity, compared to 96% during the three months ended March 31, 2005.

Chlor Alkali posted segment income of $73.9 million for the three months ended March 31, 2006, compared to $58.6 million for the same period in 2005, an increase of $15.3 million or 26%. Segment income was higher in 2006 because of higher selling prices ($26.2 million) and favorable SunBelt operating results ($3.5 million), which were partially offset by higher operating costs ($12.4 million) and lower volumes ($2.0 million). The higher selling prices at SunBelt were partially offset by lower volumes. The operating costs increased primarily due to increased manufacturing costs, utility costs driven by natural gas and coal prices, and distribution costs totaling $8.6 million.

Metals

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Sales for the three months ended March 31, 2006 were $461.4 million compared to sales of $333.9 million for the three months ended March 31, 2005, an increase of $127.5 million, or 38%. This increase reflects higher metal values along with 4% higher shipment volumes. The average Commodity Exchange (COMEX) copper price averaged $2.25 per pound for the three months ended March 31, 2006 compared with $1.47 per pound in 2005, or an increase of 53%.

Shipments to the electronic segment increased by 48% for the three months ended March 31, 2006, due primarily to strong demand as a result of an increased position with a large customer. Coinage shipments in 2006 were up 33% over the same period in 2005 due to increased foreign demand. Shipments to ammunition customers increased 27% from last year while shipments to the building products and automotive customers declined by 6% and 8%, respectively.

Metals reported segment income of $20.5 million for the three months ended March 31, 2006 compared to $13.7 million in 2005, an increase of $6.8 million. The increased earnings were due to a $13.5 million LIFO inventory liquidation gain associated with the closure of our Waterbury facility. This was partially offset by higher energy costs ($2.1 million) and higher cost for the metal melting loss ($2.1 million). Natural gas prices increased by 62% from the three months ended March 31, 2005. The prices of copper and zinc increased by 53% and 66%, respectively, from the three months ended March 31, 2005. The cost of copper and zinc drives the cost of the metal melting loss.

Winchester

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Sales were $90.0 million for the three months ended March 31, 2006 compared to $83.3 million for the three months ended March 31, 2005, an increase of $6.7 million, or 8%. Shipments of ammunition to the domestic and international commercial market increased $8.5 million and U.S. military shipments increased by $2.1 million for the three months ended March 31, 2006 compared to the same period in 2005. These increases were partially offset by lower shipments to the international military and law enforcement customers.

Winchester reported segment income of $3.9 million for the three months ended March 31, 2006 compared to $3.4 million for the three months ended March 31, 2005, an increase of $0.5 million, or 15%. Higher selling prices ($3.1 million) and the benefits from increased sales volumes ($1.5 million) were partially offset by higher manufacturing costs and increased material and commodity costs ($4.0 million).

Corporate/Other

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

For the three months ended March 31, 2006, pension expense included in Corporate/Other was $3.4 million compared to $1.0 million for the three months ended March 31, 2005. The $2.4 million increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses from prior periods, primarily investment losses, on plan assets from prior periods. On a total company basis, pension expense for the three months ended March 31, 2006 was $9.7 million compared to $6.9 million for the three months ended March 31, 2005.

For the three months ended March 31, 2006, charges to income for environmental investigatory and remedial activities were $4.9 million compared with $4.4 million in 2005. This provision relates primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. We currently estimate that these charges to income for the full year to be in the $20 million range compared to $22.7 million in 2005 (after excluding $38.5 million in recoveries from third parties of environmental costs incurred and expensed in prior periods).

For the three months ended March 31, 2006, other corporate and unallocated costs were $18.7 million compared with $14.7 million in 2005, an increase of $4.0 million, or 27%. Legal and legal-related settlement expenses, primarily associated with a legacy environmental matter, increased by $2.2 million. Stock-based compensation expense increased by $1.3 million due to $0.6 million of mark-to-market adjustments on previously awarded stock-based compensation and $0.7 million associated with the expensing of stock options.

Outlook

In the second quarter of 2006, Olin expects earnings to be in the $0.40 per diluted share range. Earnings in the Chlor Alkali business are expected to be slightly lower than the first quarter. Higher volumes should be partially offset by the impact of a planned maintenance outage at our Niagara Falls facility and seasonally higher electricity costs. While we expect ECU prices to decline in the second quarter of 2006 from the first quarter’s record level, we expect them to remain above the highest levels seen in 2005. The quarter-over-quarter decline is due to a less favorable customer mix and certain pricing reductions in the market. Metals earnings in the second quarter are expected to be lower than the first quarter due to the impact of higher copper costs. Winchester earnings are expected to decrease from the first quarter due to normal seasonal factors.

We believe that we have reached an agreement in principle and expect a settlement with the Internal Revenue Service which may result in a cash payment by Olin of approximately $45 to $50 million and a reduction in reported income tax expense of approximately $18 million. This would settle all material outstanding tax exposures. This settlement, which includes the periods 1997-2001, relates to the tax treatment associated with capital losses generated in 1997.

During April 2006, the price of copper and zinc increased an additional 34% and 20%, respectively from March 31, 2006. These increases, assuming Metals segment shipment volumes remain constant with the three months ended March 31, 2006, would increase our investment in working capital by an additional $40 million to $50 million at June 30, 2006.

Environmental Matters

For the three months ended March 31, 2006 and 2005, cash outlays for environmental matters were $5.2 million and $3.4 million, respectively, for environmental investigatory and remediation activities associated with former waste disposal sites and past manufacturing operations. Spending for investigatory and remedial efforts for the full year 2006 is estimated to be in the $25 million to $35 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $1.7 million at March 31, 2006. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial activities were $4.9 million and $4.4 million for the three months ended March 31, 2006 and 2005, respectively. Charges or credits to income for investigatory and remedial efforts were material to operating results in 2005 and are expected to be material to operating results in 2006 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $102.6 million at March 31, 2006, $102.9 million at December 31, 2005, and $100.8 million at March 31, 2005 of which $74.6 million, $74.9 million, and $72.8 million were classified as other noncurrent liabilities, respectively. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $50 million to $60 million over the next several years, $25 million to $35 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties, and our ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” and therefore do not record gain contingencies and recognize income until it is earned and realizable. At March 31, 2006, December 31, 2005 and March 31, 2005, we have not recorded a gain contingency in the consolidated financial statements.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

Provided By (Used For) ($ in millions)	Three Months Ended March 31,
	2006	2005
Net operating activities	$(30.8)	$19.3
Capital expenditures	(14.2)	(12.1)
Net investing activities	(58.2)	(3.4)
Issuance of common stock	2.3	3.1
Net financing activities	(8.7)	(6.4)

Operating Activities

In 2006, cash provided by operating activities decreased from 2005. In 2006, accounts receivable increased $81.6 million, due to increased shipment volumes in each business, higher ECU prices, and higher copper and zinc prices. Our days sales outstanding decreased by approximately two days from the prior year. Inventories were lower primarily due to reduced inventories in our Metals businesses related to the closure of our Waterbury facility.

Investing Activities

Capital spending of $14.2 million in the first three months of 2006 was $2.1 million higher than in the corresponding period in 2005. The increase was due in part to an increase in maintenance and reliability projects primarily in the Chlor Alkali Products operations. For the total year, we expect our capital spending to be slightly higher than our depreciation, which is expected to be in the $74 million range. In 2005, dispositions of property, plant, and equipment consisted primarily of the proceeds from two real estate transactions.

During 2006, we purchased $50 million of short-term investments that should improve investment returns.

The 2006 increase in distributions from (advances to) affiliated companies represents primarily our share of the SunBelt joint venture’s improved operating results, net of cash payments to affiliates.

Financing Activities

At March 31, 2006, we had $122.9 million available under our $160 million senior revolving credit facility with a group of banks because we issued $37.1 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

During the three months ended March 31, 2006 and 2005, we issued 154,201 and 161,811 shares of common stock with a total value of $3.2 million and $3.8 million, respectively, to the Contributing Employee Ownership Plan. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

The percent of total debt to total capitalization decreased to 36% at March 31, 2006, from 38% at year-end 2005. The decrease was due primarily to the higher shareholders’ equity resulting from the net income for the three-month period ended March 31, 2006 and lower level of outstanding debt at March 31, 2006.

In the three months ended March 31, 2006 and 2005, we paid a quarterly dividend of $0.20 per share. In April 2006, our Board of Directors declared a dividend of $0.20 per share on our common stock, which is payable on June 9, 2006 to shareholders of record on May 10, 2006.

The payment of cash dividends is subject to the discretion of our Board of Directors and will be determined in light of then-current conditions, including our earnings, our operations, our financial condition, our capital requirements, and other factors deemed relevant by our Board of Directors. In the future, our Board of Directors may change our dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations and short-term borrowings under our senior revolving credit facility. We also have access to the debt and equity markets.

Cash flow from operations is variable as a result of the cyclical nature of our operating results, which have been affected recently by the economic cycles in many of the industries we serve, such as vinyl, urethanes, pulp and paper, automotive, electronics, housing, and the telecommunications sectors. Cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $11 million annual change in our revenues and pretax profit when we are operating at full capacity. In addition, cash flow from operating activities is affected by the prices of copper and zinc. For example, assuming Metals segment shipment volumes remain the same, a $0.10 per pound change in the metal prices results in an approximate $4.0 million change in our investment in working capital.

Our current debt structure is used to fund our business operations. As of March 31, 2006, we had borrowings of $255.0 million, $2.9 million of which were issued at variable rates. We have entered into interest rate swaps on $131.6 million of our underlying fixed debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. Commitments from banks under our revolving credit facility are an additional source of liquidity.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2.4 million per year for 2006 through 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2005, our guarantee of the notes was $73.1 million at March 31, 2006. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

New Accounting Standards

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R. Prior to January 1, 2006, we accounted for stock-based compensation under SFAS No. 123. As allowed under SFAS No. 123, we accounted for stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted the modified prospective transition method provided for under SFAS No. 123R and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options includes the amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and the amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The amounts below include the impact of recognizing stock-based compensation expense related to restricted stock, performance shares and stock options. Compensation expense related to amounts to be settled in shares for restricted stock and performance shares were already being recognized before implementing SFAS No. 123R and totaled $0.4 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. Total stock-based compensation expense related to stock options was as follows:

Three Months Ended March 31, 2006
Stock-based compensation expense recognized:
Cost of goods sold	$0.1
Selling and administration	0.7

Total decrease in income before taxes	0.8
Income tax benefit	(0.3)

Total decrease in net income	$0.5

Decrease in net income per common share:
Basic	$0.01

Diluted	$0.01

Stock-based compensation expense was allocated to the operating segments for the portion related to employees whose compensation would be included in cost of goods sold with the remainder recognized in Corporate/Other. There were no significant capitalized stock-based compensation costs.

The total unrecognized compensation costs related to unvested stock options at March 31, 2006 was $6.8 million and was expected to be recognized over a weighted average period of 2.5 years. During the full year 2006, we expect to record approximately $3.3 million of stock-based compensation expense related to stock options.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials namely copper, lead, zinc and natural gas used primarily in our Metals and Winchester segments, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of March 31, 2006, we maintained open positions on futures contracts totaling $20.4 million ($23.7 million at December 31, 2005 and $32.6 million as of March 31, 2005). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $2.0 million ($2.4 million at December 31, 2005 and $3.3 million at March 31, 2005) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of March 31, 2006, December 31, 2005, and March 31, 2005, we had borrowings of $255.0 million, $258.3 million, and $309.4 million, respectively, of which $2.9 million was issued at variable rates at both March 31, 2006 and December 31, 2005 and $0.1 million at March 31, 2005. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $131.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. Assuming no changes in the $131.6 million of variable-rate debt levels from year-end 2005 we estimate that a hypothetical change of 100 basis points in the LIBOR interest rates from year-end 2005 would impact interest expense by $1.3 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of March 31, 2006:

Underlying Debt Instrument	Swap Amount		Date of Swap	March 31, 2006 Floating Rate
	($in millions)
9.125%, due 2011		$50.0	December 2001	8.135%
9.125%, due 2011		$30.0	February 2002	7.5 - 8.5	%(a)
9.125%, due 2011		$25.0	March 2002	7.5 - 8.5	%(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.0% to 6.75%, due 2006-2017	$ $	21.1 5.5	March 2002 March 2002	4.476 4.616	% %

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $0.4 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the S.E.C., including our Annual Report on Form 10-K for the year ended December 31, 2005, include, but are not limited to the following:

•	sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us such as automotive, electronics, coinage, telecommunications, ammunition, housing, vinyls and pulp and paper;

•	the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	effects of competition, including the migration by United States customers to low-cost foreign locations;

•	higher-than-expected raw material and energy or transportation and/or logistics costs;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	unexpected litigation outcomes;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	unexpected additional taxes and related interest as the result of pending income tax audits and unresolved income tax issues;

•	extraordinary events, such as terrorist attacks or war with one or more countries; and

•	the impact of changes in laws and regulations.

You should consider all of our forward-looking statements in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II - Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c)

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2006	—	N/A	—
February 1-28, 2006	—	N/A	—
March 1-31, 2006	—	N/A	—
Total				154,076	(1)

(1)	On April 30, 1998, the issuer announced a share repurchase program approved by the Board of Directors for the purchase of up to 5 million shares of common stock. Through March 31, 2006, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

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

OLIN CORPORATION (Registrant)

By:	/s/ John E. Fischer
Vice President and Chief Financial Officer (Authorized Officer)

Date: May 3, 2006

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer