Form 10-Q
period 2006-06-30
OLIN CORP
filed 2006-08-02
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, 72,631,746 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

(Unaudited)

	June 30, 2006	December 31, 2005	June 30, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$117.1	$303.7	$146.5
Short-Term Investments	76.6	—	—
Receivables, Net	411.4	295.0	306.2
Inventories	279.1	262.6	267.8
Current Deferred Income Taxes	10.2	—	22.0
Other Current Assets	27.2	12.1	10.7

Total Current Assets	921.6	873.4	753.2
Property, Plant and Equipment (less Accumulated Depreciation of $1,402.0, $1,390.8 and $1,370.7)	477.1	482.2	465.6
Prepaid Pension Costs	248.3	248.3	257.8
Deferred Income Taxes	125.9	86.3	56.2
Other Assets	25.8	31.9	40.0
Goodwill	78.4	75.1	74.7

Total Assets	$1,877.1	$1,797.2	$1,647.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$1.7	$1.1	$1.8
Accounts Payable	189.3	177.2	140.1
Income Taxes Payable	26.9	23.4	0.7
Accrued Liabilities	190.2	165.4	144.2

Total Current Liabilities	408.1	367.1	286.8

Long-Term Debt	250.6	257.2	260.6
Accrued Pension Liability	567.9	556.8	511.6
Other Liabilities	168.7	189.5	176.7

Total Liabilities	1,395.3	1,370.6	1,235.7

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120.0 Shares; Issued and Outstanding 72.5, 71.9 and 71.4 Shares	72.5	71.9	71.4
Additional Paid-In Capital	707.7	683.8	675.1
Accumulated Other Comprehensive Loss	(311.5)	(304.4)	(274.6)
Retained Earnings (Accumulated Deficit)	13.1	(24.7)	(60.1)

Total Shareholders’ Equity	481.8	426.6	411.8

Total Liabilities and Shareholders’ Equity	$1,877.1	$1,797.2	$1,647.5

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$826.4	$593.7	$1,551.5	$1,154.6
Operating Expenses:
Cost of Goods Sold (exclusive of LIFO inventory liquidation gain, shown below)	741.2	505.5	1,373.6	979.4
LIFO Inventory Liquidation Gain	—	—	13.5	—
Selling and Administration	44.1	41.3	89.9	80.1
Research and Development	1.1	0.9	2.3	2.1
Restructuring Charges	—	—	15.7	0.3
Other Operating Income	0.7	—	0.7	8.2

Operating Income	40.7	46.0	84.2	100.9
Earnings of Non-consolidated Affiliates	13.0	9.8	25.1	18.4
Interest Expense	5.1	5.1	10.2	10.5
Interest Income	2.9	1.2	5.9	2.4
Other Income	0.3	1.0	1.2	1.1

Income before Taxes	51.8	52.9	106.2	112.3
Income Tax Provision	18.8	20.8	39.5	43.0

Net Income	$33.0	$32.1	$66.7	$69.3

Net Income per Common Share:
Basic	$0.46	$0.45	$0.92	$0.98

Diluted	$0.45	$0.45	$0.92	$0.97

Dividends per Common Share	$0.20	$0.20	$0.40	$0.40
Average Common Shares Outstanding:
Basic	72.4	71.2	72.2	71.0
Diluted	72.6	71.4	72.5	71.4

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2005	70.6	$70.6	$659.5	$(273.3)	$(100.9)	$355.9
Comprehensive Income:
Net Income	—	—	—	—	69.3	69.3
Translation Adjustment	—	—	—	(0.8)	—	(0.8)
Net Unrealized Loss	—	—	—	(0.5)	—	(0.5)

Comprehensive Income						68.0

Dividends Paid:
Common Stock ($0.40 per share)	—	—	—	—	(28.5)	(28.5)
Common Stock Issued for:
Stock Options Exercised	0.3	0.3	6.5	—	—	6.8
Employee Benefit Plans	0.5	0.5	9.2	—	—	9.7
Other Transactions	—	—	(0.1)	—	—	(0.1)

Balance at June 30, 2005	71.4	$71.4	$675.1	$(274.6)	$(60.1)	$411.8

Balance at January 1, 2006	71.9	$71.9	$683.8	$(304.4)	$(24.7)	$426.6
Comprehensive Income:
Net Income	—	—	—	—	66.7	66.7
Translation Adjustment	—	—	—	0.5	—	0.5
Net Unrealized Loss	—	—	—	(7.6)	—	(7.6)

Comprehensive Income						59.6

Dividends Paid:
Common Stock ($0.40 per share)	—	—	—	—	(28.9)	(28.9)
Common Stock Issued for:
Stock Options Exercised	0.2	0.2	4.2	—	—	4.4
Employee Benefit Plans	0.4	0.4	7.4	—	—	7.8
Other Transactions	—	—	0.3	—	—	0.3
Stock-Based Compensation	—	—	12.0	—	—	12.0

Balance at June 30, 2006	72.5	$72.5	$707.7	$(311.5)	$13.1	$481.8

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net Income	$66.7	$69.3
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(25.1)	(18.4)
Other Operating Income – Gains on Disposition of Real Estate	(0.7)	(8.2)
Stock-Based Compensation	3.0	1.0
Depreciation and Amortization	35.5	35.5
LIFO Inventory Liquidation Gain	(13.5)	—
Deferred Income Taxes	(53.0)	39.9
Qualified Pension Plan Expense	17.7	10.5
Common Stock Issued under Employee Benefit Plans	1.7	1.4
Change in:
Receivables	(116.4)	(63.3)
Inventories	(3.0)	(11.3)
Other Current Assets	(15.1)	8.1
Accounts Payable and Accrued Liabilities	36.9	15.1
Income Taxes Payable	2.9	0.4
Other Assets	7.1	(1.7)
Other Noncurrent Liabilities	(18.1)	(2.7)
Other Operating Activities	(7.4)	0.1

Net Operating Activities	(80.8)	75.7

Investing Activities
Capital Expenditures	(30.7)	(27.3)
Proceeds from Disposition of Property, Plant and Equipment	1.3	12.8
Purchase of Short-Term Investments	(76.6)	—
Distributions from Affiliated Companies, Net	19.0	3.2
Other Investing Activities	(0.5)	(0.8)

Net Investing Activities	(87.5)	(12.1)

Financing Activities
Long-Term Debt Repayments	(0.5)	(50.6)
Issuance of Common Stock	6.1	8.3
Stock Options Exercised	4.4	6.8
Excess Tax Benefits from Stock Options Exercised	0.6	—
Dividends Paid	(28.9)	(28.5)
Other Financing Activities	—	(0.4)

Net Financing Activities	(18.3)	(64.4)

Net Decrease in Cash and Cash Equivalents	(186.6)	(0.8)
Cash and Cash Equivalents, Beginning of Period	303.7	147.3

Cash and Cash Equivalents, End of Period	$117.1	$146.5

Cash Paid for Interest and Income Taxes:
Interest	$10.3	$10.3

Income Taxes, Net of Refunds	$71.2	$2.2

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

2.	Allowance for doubtful accounts was $9.8 million, $9.1 million and $9.3 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. Provisions charged to operations were $0.7 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively, and $1.4 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively. Bad debt write-offs, net of recoveries, were $0.7 million and $(0.2) million for the six months ended June 30, 2006 and 2005, respectively.

3.	Inventory consists of the following:

	June 30, 2006	December 31, 2005	June 30, 2005
Supplies	$37.0	$37.1	$34.5
Raw materials	253.9	172.0	147.1
Work in process	209.7	180.7	139.7
Finished goods	159.2	112.5	124.7

	659.8	502.3	446.0
LIFO reserve	(380.7)	(239.7)	(178.2)

Inventory, net	$279.1	$262.6	$267.8

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average cost (primarily operating supplies, spare parts, and maintenance parts) and first-in, first-out (FIFO) (primarily inventory of foreign subsidiaries) methods. Elements of costs in inventories include raw materials, direct labor, and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2006, reflect certain estimates relating to inventory quantities and costs at December 31, 2006. If the FIFO method of inventory accounting had been used, inventories would have been approximately $380.7 million, $239.7 million and $178.2 million higher than reported at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. Fluctuations in underlying metal values will increase or decrease the FIFO value of the inventories.

As part of the 2006 Metals restructuring actions, a LIFO inventory liquidation gain of $13.5 million was realized in the three months ended March 31, 2006 related to the closure of our Waterbury Rolling Mills facility. The Metals restructuring action is described under note 11.

4.	Basic and diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Computation of Basic Income per Share
Net income	$33.0	$32.1	$66.7	$69.3

Basic shares	72.4	71.2	72.2	71.0

Basic net income per share	$0.46	$0.45	$0.92	$0.98

Computation of Diluted Income per Share
Net income	$33.0	$32.1	$66.7	$69.3

Diluted shares:
Basic shares	72.4	71.2	72.2	71.0
Stock options	0.2	0.2	0.3	0.4

Diluted shares	72.6	71.4	72.5	71.4

Diluted net income per share	$0.45	$0.45	$0.92	$0.97

5.	We are party to various government and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $5.2 million and $3.2 million for the three months ended June 30, 2006 and 2005, respectively, and $10.1 million and $7.6 million for the six months ended June 30, 2006 and 2005, respectively. Charges to income for investigatory and remedial activities for the three and six months ended June 30, 2005 included $1.5 million of recoveries from third parties of costs incurred and expensed in prior periods. Charges to income for investigatory and remedial efforts were material to operating results in 2005 and are expected to be material to operating results in 2006. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $100.2 million at June 30, 2006, $102.9 million at December 31, 2005, and $101.2 million at June 30, 2005, of which $65.2 million, $74.9 million, and $73.2 million were classified as other noncurrent liabilities, respectively.

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

6.	Our Board of Directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the six-month periods ended June 30, 2006 and 2005. At June 30, 2006, 154,076 shares remain authorized to be purchased.

7.	We issued approximately 0.2 million and 0.3 million shares with a total value of $4.4 million and $6.8 million, representing stock options exercised for the six months ended June 30, 2006 and 2005, respectively. In addition, for the six months ended June 30, 2006 and 2005, we issued approximately 0.4 million and 0.5 million shares with a total value of $8.1 million and $10.0 million, respectively, in connection with our Contributing Employee Ownership Plan (CEOP) and our deferred compensation programs.

8.

Other operating income consists of miscellaneous operating income items which are related to our business activities and gains (losses) on disposition of property, plant, and equipment. Other operating income for the three and six months ended June 30, 2006 included a $0.7 million gain on the disposition of a former manufacturing plant. Other operating income for the six months ended June 30, 2005, included the gains on the disposition of two real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transaction represented the disposition of land associated with a former manufacturing plant. These 2005 dispositions generated net cash proceeds of $12.2 million, resulting in pretax gains of $8.2 million. A portion of the gain on these dispositions was a capital gain, and the tax effect was offset by the utilization of capital loss carryforwards acquired with the Chase business. The expected utilization of these carryforwards resulted in a $3.7 million reduction in the goodwill recorded as part of the Chase acquisition and had no impact on the effective tax rate. Upon further evaluation in 2006, we determined the realization of $3.2 million of these capital loss carryforwards was uncertain.

Accordingly, $3.2 million of the reduction of goodwill should have been recorded as a deferred tax liability. The correction, which had no impact on the effective tax rate, was recorded in June 2006.

9.	We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $17.6 million and $11.9 million for the three months ended June 30, 2006 and 2005, respectively, and $32.9 million and $27.1 million for the six months ended June 30, 2006 and 2005, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales:
Chlor Alkali Products	$169.5	$158.3	$343.2	$302.0
Metals	571.2	355.0	1,032.6	688.9
Winchester	85.7	80.4	175.7	163.7

Total sales	$826.4	$593.7	$1,551.5	$1,154.6

Income before taxes:
Chlor Alkali Products(1)	$67.2	$64.8	$141.1	$123.4
Metals(1) (2)	8.7	13.3	29.2	27.0
Winchester	3.3	—	7.2	3.4
Corporate/Other:
Pension expense(3)	(4.5)	(0.1)	(7.9)	(1.1)
Environmental provision	(5.2)	(3.2)	(10.1)	(7.6)
Other corporate and unallocated costs	(16.5)	(19.0)	(35.2)	(33.7)
Restructuring charges	—	—	(15.7)	(0.3)
Other operating income	0.7	—	0.7	8.2
Interest expense	(5.1)	(5.1)	(10.2)	(10.5)
Interest income	2.9	1.2	5.9	2.4
Other income	0.3	1.0	1.2	1.1

Income before taxes	$51.8	$52.9	$106.2	$112.3

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Chlor Alkali Products	$12.9	$9.7	$24.8	$18.1
Metals	0.1	0.1	0.3	0.3

Earnings of non-consolidated affiliates	$13.0	$9.8	$25.1	$18.4

(2)	Metals segment income for the six months ended June 30, 2006, includes a gain associated with the LIFO inventory liquidation of $13.5 million related to the closure of our Waterbury Rolling Mills operation as part of the 2006 Metals restructuring actions.
(3)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

10.	Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In addition, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47), an interpretation of SFAS No. 143 on December 31, 2005. This interpretation clarifies the definition of conditional asset retirement obligations used in SFAS No. 143 and clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

The balances of our asset retirement obligations were as follows:

	June 30, 2006	December 31, 2005	June 30, 2005
Current liability	$2.4	$2.4	$3.2
Noncurrent liability	46.0	45.0	35.8

	$48.4	$47.4	$39.0

11.	On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Waterbury Rolling Mills brass manufacturing facility in Waterbury, CT (“Waterbury facility”) and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of our Metals service center facilities by consolidating certain activities into another service center facility, and make overhead reductions in the Metals business affecting approximately 20 employees. We based our decision on our evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We substantially completed these activities by June 30, 2006. As a result of these cost reduction efforts, we recorded in the three months ended March 31, 2006, a pretax restructuring charge of $15.7 million. This restructuring charge primarily included lease and other contract termination costs ($8.0 million), write-off of equipment and facility costs ($3.8 million), and employee severance and related benefit costs ($3.9 million). No additional restructuring charges were recorded in the three months ended June 30, 2006. It is expected that an additional restructuring charge of approximately $1.0 million to $3.0 million will be recorded in the second half of 2006. These actions are expected to generate $9.0 million to $10.0 million of annual savings. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 million realized in the three months ended March 31, 2006 related to the closure of our Waterbury facility.

On January 29, 2004, we announced that our Board of Directors approved plans to relocate our corporate offices for organizational, strategic, and economic reasons. There were no charges related to the corporate restructuring recorded for the six months ended June 30, 2006. Charges of $0.3 million were recorded for the six months ended June 30, 2005. The corporate restructuring charges included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services for all affected employees. At June 30, 2006, we had utilized $9.6 million of the total restructuring charge recorded of $10.4 million.

The following table summarizes our restructuring activity in 2006 and the remaining balances as of June 30, 2006:

	December 31, 2005 Accrued Costs	2006 Charges	Amounts Utilized	June 30, 2006 Accrued Costs
2006 Metals Restructuring Charge
Lease and other contract termination costs	$—	$8.0	$—	$8.0
Write-off of equipment and facilities	—	3.8	—	3.8
Employee related costs	—	3.9	(1.1)	2.8

	$—	$15.7	$(1.1)	$14.6

2004 Corporate Restructuring Charge
Employee related costs	$1.3	$—	$(0.5)	$0.8

2003 Metals Restructuring Charge
Write-off of assets	$1.0	$—	$(1.0)	$—

The majority of the remaining balance of $14.6 million and $0.8 million of the 2006 and 2004 restructuring charges, respectively, are expected to be paid out in 2006.

12.	In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). This pronouncement revises the accounting treatment for stock-based compensation. It establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

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

We adopted the modified prospective transition method provided for under SFAS No. 123R and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options includes the amortization, using the straight-line method, related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the amortization, using the straight line method, related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The amounts below include the impact of recognizing stock-based compensation expense related to restricted stock, performance shares, and stock options. Compensation expense related to amounts to be settled in shares for deferred directors’ compensation, restricted stock, and performance shares were already being recognized before implementing SFAS No. 123R and totaled $0.8 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $1.4 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. Total stock-based compensation expense related to stock options was as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based Compensation Expense Recognized:
Cost of goods sold	$0.1	$0.2
Selling and administration	0.7	1.4

Total decrease in income before taxes	0.8	1.6
Income tax benefit	(0.3)	(0.6)

Total decrease in net income	$0.5	$1.0

Decrease in Net Income per Common Share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

Stock-based compensation expense was allocated to the operating segments for the portion related to employees whose compensation would be included in cost of goods sold with the remainder recognized in Corporate/Other. There were no significant capitalized stock-based compensation costs.

The total unrecognized compensation cost related to unvested stock options at June 30, 2006 was $6.0 million and was expected to be recognized over a weighted average period of 2.3 years. During the full year 2006, we expect to record approximately $3.3 million of stock-based compensation expense related to stock options.

In 2006, a reclassification totaling $9.0 million from Other Liabilities to Additional Paid-In Capital was made related to previously recorded costs for deferred directors’ compensation, the fair value of stock options assumed at the acquisition of Chase Industries, restricted stock, and the portion of performance shares that are settled in our stock. This reclassification conforms to the accounting treatment for stock-based compensation in SFAS No. 123R.

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

Prior Period Pro Forma Presentation

Under the modified prospective transition method, results from prior periods have not been adjusted. The following table shows the difference between the reported and pro forma net income and net income per common share as if we had adopted SFAS No. 123R for the three months and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income:
As reported	$32.1	$69.3
Stock-based employee compensation expense, net of tax	(0.5)	(1.0)

Pro forma	$31.6	$68.3

Per Share Data:
Basic
As reported	$0.45	$0.98
Pro forma	$0.44	$0.96
Diluted
As reported	$0.45	$0.97
Pro forma	$0.44	$0.96

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

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Stock options, restricted stock and performance shares vest over three years. At June 30, 2006, total shares reserved for issuance were 10.0 million shares with 3.4 million shares available for grant under the various long term incentive plans. On April 27, 2006, the shareholders approved the 2006 Long Term Incentive Plan which authorized an additional 3.0 million shares available for grant. We issue shares to settle stock options, restricted stock, and share-based performance awards. In 2006, two forms of long-term incentive awards were given, stock options and performance share awards. The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which was the fair market value of our common stock on the date of grant. Performance Accelerated Vesting Stock Options for 870,000 shares were outstanding at June 30, 2006. These options have a term of 120 months and vest in 119 months, and can vest early, but only if the stock price increases to $28 per share or more for 10 days in any 30 calendar day period.

Stock option transactions were as follows:

	Shares	Weighted Average Option Price Per Share	Exercisable
Outstanding at December 31, 2005	6,494,093	$20.74	4,672,644	$21.04

Granted	787,600	20.68
Exercised	(240,075)	15.89
Canceled	(930,824)	24.49

Outstanding at June 30, 2006	6,110,794	$20.35	4,050,381	$20.32

At June 30, 2006, the average exercise period for all outstanding and exercisable options was 61 months and 48 months, respectively. At June 30, 2006, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding and exercisable options was $2.5 million and $2.5 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.2 million and $2.5 million, respectively.

Performance share awards are denominated in shares of our stock and are paid half in cash and half in stock. Payouts are based on Olin’s average annual return on capital over a three-year performance cyle in relation to the average annual return on capital over the same period among a portfolio of public companies which are selected in concert with outside compensation consultants. The expense associated with performance shares is recorded based on our estimate of our performance relative to the respective target. If an employee leaves the company, the performance shares may be prorated based on the number of months of the performance cycle worked and are typically settled in cash instead of half in cash and half in stock when the three-year performance cycle is completed. Performance share transactions were as follows:

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at December 31, 2005	203,837	$19.35	149,012	$20.18
Granted	86,400	20.68	86,400	20.68
Paid/Issued	—	—	—	—
Canceled	(469)	23.66	(2,662)	20.91

Outstanding at June 30, 2006	289,768	$19.74	232,750	$20.36

Total vested at June 30, 2006	177,632	$18.71	120,615	$19.41

The summary of the status of our unvested performance shares to be settled in cash are as follows:

	Shares	Weighted Average Fair Value per Share
Unvested at December 31, 2005	61,633	$22.16
Granted	86,400	20.68
Vested	(34,554)	21.04
Canceled	(1,343)	21.39

Unvested at June 30, 2006	112,136	$21.37

At June 30, 2006, the liability recorded for performance shares to be settled in cash totaled $3.8 million. The total unrecognized compensation costs related to unvested performance shares at June 30, 2006 was $4.4 million and was expected to be recognized over a weighted average period of 1.4 years.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2005 our guarantee of the SunBelt Notes was $73.1 million at June 30, 2006. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates. At June 30, 2006, December 31, 2005, and June 30, 2005, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$4.8	$4.9	$0.6	$0.7
Interest cost	23.8	23.2	1.2	1.3
Expected return on plans’ assets	(27.8)	(29.0)	—	—
Amortization of prior service cost	1.3	1.2	(0.2)	(0.2)
Recognized actuarial loss	8.7	5.8	1.0	0.9

Net periodic benefit cost	$10.8	$6.1	$2.6	$2.7

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$10.2	$10.2	$1.2	$1.3
Interest cost	47.2	46.4	2.4	2.6
Expected return on plans’ assets	(55.9)	(57.8)	—	—
Amortization of prior service cost	2.5	2.4	(0.4)	(0.4)
Recognized actuarial loss	16.5	11.8	2.1	1.8

Net periodic benefit cost	$20.5	$13.0	$5.3	$5.3

15.	Subsequent Events

Debt Exchange

On June 26, 2006, we commenced an offer to exchange a new series of senior notes due in 2016 and cash for up to $125 million of the $200 million 9.125% senior notes due in 2011 (2011 Notes). On July 11, 2006, we announced that approximately $160 million aggregate principal amount of the 2011 Notes had been validly tendered for exchange. Since more than $125 million of the 2011 Notes had been tendered, the new notes were issued on a pro rata basis in accordance with the terms of the exchange offer. On July 28, 2006, we issued $125 million of 6.75% senior notes due in 2016 and paid a premium of $18.8 million to the existing note holders in exchange for $125 million of 2011 Notes.

Tax Settlement

During April 2006, we reached an agreement in principle and expected a settlement with the Internal Revenue Service (IRS) on all material outstanding tax exposures. On July 10, 2006, the settlement was finalized. This settlement, which includes the periods 1997 to 2001, relates to the tax treatment of capital losses generated in 1997. In anticipation of a settlement, in May 2006, we made a payment of $44.0 million to the IRS, which was less than the amount we had previously reserved. As a result, we expect to reduce income tax expense during the third quarter of 2006 by approximately $21.0 million associated with the settlement and other tax matters. We expect to make additional tax payments of approximately $5.0 million to various state and local jurisdictions in conjunction with the IRS settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Background

Our manufacturing operations are concentrated in three business segments: Chlor Alkali Products, Metals, and Winchester. All three are capital intensive manufacturing businesses with operating rates closely tied to the general economy. Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity. Our Chlor Alkali Products segment is a commodity business where all supplier products are similar and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. While a majority of Metals sales are of a commodity nature, this business has a significant volume of specialty engineered products targeted for specific end-uses. In these applications, technical capability and performance differentiate the product and play a role in product selection, and thus price is not the only selection criterion. Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

Recent Developments

On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Waterbury Rolling Mills brass manufacturing facility in Waterbury, CT (“Waterbury facility”) and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of our Metals service center facilities by consolidating certain activities into another service center facility, and make overhead reductions in the Metals business affecting approximately 20 employees.

We based our decision on our evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We substantially completed these activities by June 30, 2006. As a result of these cost reduction efforts, we recorded in the three months ended March 31, 2006, a pretax restructuring charge of $15.7 million. This restructuring charge primarily included lease and other contract termination costs ($8.0 million), write-off of equipment and facility costs ($3.8 million), and employee severance and related benefit costs ($3.9 million). No additional charges were recorded in the three months ended June 30, 2006. It is expected that an additional charge of approximately $1.0 million to $3.0 million will be recorded in the second half of 2006. These actions are expected to generate $9.0 million to $10.0 million of annual savings. The majority of these savings should be realized starting in the third quarter of 2006. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 million realized in the three months ended March 31, 2006 related to the closure of our Waterbury facility.

Consolidated Results of Operations

($ in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$826.4	$593.7	$1,551.5	$1,154.6
Cost of Goods Sold (exclusive of LIFO inventory liquidation gain, shown below)	741.2	505.5	1,373.6	979.4
LIFO Inventory Liquidation Gain	—	—	13.5	—

Gross Margin	85.2	88.2	191.4	175.2
Selling and Administration	44.1	41.3	89.9	80.1
Research and Development	1.1	0.9	2.3	2.1
Restructuring Charges	—	—	15.7	0.3
Other Operating Income	0.7	—	0.7	8.2

Operating Income	40.7	46.0	84.2	100.9
Earnings of Non-consolidated Affiliates	13.0	9.8	25.1	18.4
Interest Expense	5.1	5.1	10.2	10.5
Interest Income	2.9	1.2	5.9	2.4
Other Income	0.3	1.0	1.2	1.1

Income before Taxes	51.8	52.9	106.2	112.3
Income Tax Provision	18.8	20.8	39.5	43.0

Net Income	$33.0	$32.1	$66.7	$69.3

Net Income per Common Share:
Basic	$0.46	$0.45	$0.92	$0.98

Diluted	$0.45	$0.45	$0.92	$0.97

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Sales for the three months ended June 30, 2006 were $826.4 million compared with $593.7 million last year, an increase of $232.7 million, or 39%. Chlor Alkali Products sales increased by $11.2 million, or 7%, due to higher electrochemical unit (ECU) prices, which increased approximately 11%. Chlor alkali shipment volumes were down 8% from the prior year. In the Metals segment, sales increased $216.2 million, or 61%. The increase in Metals segment sales was primarily the result of increased metal prices. Metals shipment volumes were 5% higher compared with the prior year. Winchester sales were higher by $5.3 million, or 7%, primarily due to increased selling prices and increased demand from commercial customers.

Gross margin decreased $3.0 million, or 3%, over the three months ended June 30, 2005, primarily as a result of lower margins in Metals and higher pension and environmental costs, partially offset by improved margins at Winchester. The higher ECU selling prices for Chlor Alkali products were substantially offset by lower volumes and higher electricity and distribution costs. Gross margin as a percentage of sales decreased to 10% in 2006 from 15% in 2005. The resulting gross margin percentage decrease reflects the gross margin dollar decrease of $3.0 million and the higher metals sales resulting from increased metal values and higher costs in the Metals segment.

Selling and administration expenses as a percentage of sales were 5% in 2006 and 7% in 2005. Selling and administration expenses for the three months ended June 30, 2006 were $2.8 million higher, or 7%, than the three months ended June 30, 2005 primarily due to pension expenses ($2.1 million), incentive compensation expense ($1.5 million), stock option compensation expense as a result of adopting SFAS No. 123R, which now requires share-based compensation to be expensed ($0.7 million), bad debt expense ($0.5 million), and salary costs ($0.5 million) primarily resulting from normal escalations, offset in part by a lower level of legal and legal-related settlement expenses ($2.4 million), which were higher in the prior year due to costs associated with legacy environmental issues.

Other operating income for the three months ended June 30, 2006, included a gain of $0.7 million on the disposition of a former manufacturing plant.

The earnings of non-consolidated affiliates were $13.0 million for the three months ended June 30, 2006, an increase of $3.2 million from $9.8 million for the three months ended June 30, 2005, primarily due to higher ECU selling prices at the SunBelt joint venture.

Interest income for the three months ended June 30, 2006 increased from 2005 due to an investment in short-term marketable securities which improved returns, higher average cash balances, and higher short-term interest rates.

The effective tax rate for the three months ended June 30, 2006 of 36.3% is higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates. The effective tax rate for the three months ended June 30, 2005 of 39.3% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future. The effective tax rate for the three months ended June 30, 2006 was lower than 2005 primarily because a $44.0 million payment was made related to the expected settlement with the IRS of matters related to the periods 1997 to 2001, which reduced the accrual of interest on taxes which may become payable in the future.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Sales for the six months ended June 30, 2006 were $1,551.5 million compared with $1,154.6 million last year, an increase of $396.9 million, or 34%. Chlor Alkali Products sales increased by $41.2 million, or 14%, due to higher ECU prices, which increased approximately 16%. Chlor alkali shipment volumes decreased 5% from the prior year. In the Metals segment, sales increased $343.7 million, or 50%. The increase in Metals segment sales was primarily the result of increased metal prices. Metals shipment volumes were 5% higher compared with the prior year. Winchester sales increased by $12.0 million, or 7%, primarily due to increased selling prices and demand from commercial customers.

Gross margin increased $16.2 million, or 9%, over the six months ended June 30, 2005, primarily as a result of higher ECU selling prices for Chlor Alkali products and a $13.5 million LIFO inventory liquidation gain associated with our closure of the Waterbury facility as part of the 2006 Metals restructuring program. Gross margin as a percentage of sales decreased to 12% in 2006 from 15% in 2005. The gross margin dollar increase of $16.2 million reflected the higher ECU prices, improved margins in the Winchester segment, and the one-time LIFO inventory liquidation gain. The resulting margin percentage decrease reflects the higher ECU selling prices, but was offset by higher metals sales resulting from increased metal values and higher costs in the Metals segment, and higher pension and environmental costs.

Selling and administration expenses as a percentage of sales were 6% in 2006 and 7% in 2005. Selling and administration expenses for the six months ended June 30, 2006 were $9.8 million higher, or 12%, than the six months ended June 30, 2005 primarily due to pension expenses ($3.2 million), incentive compensation partially resulting from mark-to-market adjustments on stock-based compensation ($2.2 million), stock option compensation expense as a result of adopting SFAS No. 123R, which now requires share-based compensation to be expensed ($1.4 million), salary costs ($1.0 million) primarily resulting from normal escalations, bad debt expense ($0.9 million), and employee relocation costs ($0.9 million), offset in part by a lower level of legal and legal-related settlement expenses ($0.7 million), which was higher in the prior year due to costs associated with legacy environmental issues.

Restructuring charges of $15.7 million were recorded for the six months ended June 30, 2006 and related to the Metals segment. Restructuring charges for the six months ended June 30, 2005, of $0.3 million, were for the corporate office relocation, and included primarily employee severance and related benefit costs.

Other operating income for the six months ended June 30, 2006, included a gain of $0.7 million on the disposition of a former manufacturing plant. Other operating income for the six months ended June 30, 2005, included a gain on the disposition of two real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transaction represented the disposition of land associated with a former manufacturing plant. These 2005 dispositions generated net proceeds of $12.2 million, resulting in a pretax gain of $8.2 million.

The earnings of non-consolidated affiliates were $25.1 million for the six months ended June 30, 2006, an increase of $6.7 million from $18.4 million for the six months ended June 30, 2005, primarily due to higher ECU selling prices at the SunBelt joint venture.

Interest expense decreased by $0.3 million from 2005, because of a lower level of outstanding net debt, offset in part by the effect of higher short-term interest rates.

The higher interest income was due to an investment in short-term marketable securities which improved returns, higher average cash balances, and higher short-term interest rates.

The effective tax rate for the six months ended June 30, 2006 of 37.2% is higher than the 35% U.S. federal statutory rate primarily due to state income taxes, income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future.

The effective tax rate for the six months ended June 30, 2005 of 38.3% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future. In the six months ended June 30, 2005, the income tax provision includes an $0.8 million reduction in income tax expense (0.7% reduction in effective tax rate) resulting from a refund of interest paid in connection with the 2004 settlement of certain tax issues related to prior years. The effective tax rate for the six months ended June 30, 2006 was lower than 2005 primarily because a $44.0 million payment was made in May 2006 related to the expected settlement with the IRS of matters related to the periods 1997 to 2001, which reduced the accrual of interest on taxes which may become payable in the future.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $17.6 million and $11.9 million for the three months ended June 30, 2006 and 2005, respectively, and $32.9 million and $27.1 million for the six months ended June 30, 2006 and 2005, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales:
Chlor Alkali Products	$169.5	$158.3	$343.2	$302.0
Metals	571.2	355.0	1,032.6	688.9
Winchester	85.7	80.4	175.7	163.7

Total sales	$826.4	$593.7	$1,551.5	$1,154.6

Income before taxes:
Chlor Alkali Products(1)	$67.2	$64.8	$141.1	$123.4
Metals(1) (2)	8.7	13.3	29.2	27.0
Winchester	3.3	—	7.2	3.4
Corporate/Other:
Pension expense(3)	(4.5)	(0.1)	(7.9)	(1.1)
Environmental provision	(5.2)	(3.2)	(10.1)	(7.6)
Other corporate and unallocated costs	(16.5)	(19.0)	(35.2)	(33.7)
Restructuring charges	—	—	(15.7)	(0.3)
Other operating income	0.7	—	0.7	8.2
Interest expense	(5.1)	(5.1)	(10.2)	(10.5)
Interest income	2.9	1.2	5.9	2.4
Other income	0.3	1.0	1.2	1.1

Income before taxes	$51.8	$52.9	$106.2	$112.3

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Chlor Alkali Products	$12.9	$9.7	$24.8	$18.1
Metals	0.1	0.1	0.3	0.3

Earnings of non-consolidated affiliates	$13.0	$9.8	$25.1	$18.4

(2)	Metals segment income for the six months ended June 30, 2006 includes a gain associated with the LIFO inventory liquidation of $13.5 million related to the closure of our Waterbury Rolling Mills operations as part of the 2006 Metals restructuring actions.
(3)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

Chlor Alkali Products

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Chlor Alkali Products’ sales for the three months ended June 30, 2006 were $169.5 million compared to $158.3 million for the three months ended June 30, 2005, an increase of $11.2 million, or 7%. The sales increase was due to higher ECU pricing, which increased 11% from the three months ended June 30, 2005, and was partially offset by 8% lower volumes. Our ECU netbacks, excluding our SunBelt joint venture, were approximately $560 for the three months ended June 30, 2006 compared to approximately $505 for the same period in 2005, an increase of $55, or 11%. Our operating rate for the three months ended June 30, 2006 was 95% of capacity, compared to 97% during the three months ended June 30, 2005.

Chlor Alkali posted segment income of $67.2 million for the three months ended June 30, 2006, compared to $64.8 million for the same period in 2005, an increase of $2.4 million, or 4%. Segment income was higher in 2006 because of higher selling prices ($15.0 million) and favorable SunBelt operating results ($3.2 million), which were partially offset by higher operating costs ($8.8 million) and lower volumes ($7.2 million). Operating expenses increased primarily due to increases in manufacturing costs, electricity, and distribution costs totaling $8.1 million.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Chlor Alkali Products’ sales for the six months ended June 30, 2006 were $343.2 million compared to $302.0 million for the six months ended June 30, 2005, an increase of $41.2 million, or 14%. The sales increase was due to higher ECU pricing, which increased 16% from the six months ended June 30, 2005, and was partially offset by 5% lower volumes. Our ECU netbacks, excluding our SunBelt joint venture, were approximately $575 for the six months ended June 30, 2006 compared to approximately $495 for the same period in 2005, an increase of $80, or 16%. Our operating rate for the six months ended June 30, 2006 was 92% of capacity, compared to 96% during the six months ended June 30, 2005.

Chlor Alkali posted segment income of $141.1 million for the six months ended June 30, 2006, compared to $123.4 million for the same period in 2005, an increase of $17.7 million, or 14%. Segment income was higher in 2006 because of higher selling prices ($41.2 million) and favorable SunBelt operating results ($6.7 million), which were partially offset by higher operating costs ($21.1 million) and lower volumes ($9.2 million). Operating expenses increased primarily due to increases in manufacturing costs, electricity, and distribution costs totaling $21.4 million.

Metals

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Sales for the three months ended June 30, 2006 were $571.2 million compared to sales of $355.0 million for the three months ended June 30, 2005, an increase of $216.2 million, or 61%. This increase reflects higher metal values and 5% higher shipment volumes, partially offset by a product mix containing a lower metal component. The Commodity Exchange (COMEX) copper price averaged $3.37 per pound in the second quarter of 2006 compared with $1.53 per pound in 2005, an increase of 120%.

Shipments to the electronics segment increased by 51% for the three months ended June 30, 2006, due primarily to improved demand as a result of an increased position with a key customer. Ammunition shipments increased 13% from last year while automotive, building products, and coinage shipments declined by 7%, 2%, and 11%, respectively.

The Metals segment reported income of $8.7 million for the three months ended June 30, 2006 compared to $13.3 million in 2005, a decrease of $4.6 million. Metals segment income for 2006 included a $2.3 million gain from the settlement of an insurance claim related to the 2004 fire that occurred in the electrical control room for the hot mill located in East Alton, IL. The decreased earnings were primarily due to higher metal melting loss costs ($4.1 million) and higher energy costs ($1.5 million). The price of copper and zinc increased by 120% and 159%, respectively, from the three months ended June 30, 2005. Natural gas and electricity prices increased 18% from the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Sales for the six months ended June 30, 2006 were $1,032.6 million compared to sales of $688.9 million for the six months ended June 30, 2005, an increase of $343.7 million, or 50%. This increase reflects higher metal values and 4% higher shipment volumes, partially offset by a product mix containing a lower metal component. The COMEX copper price averaged $2.81 per pound for the six months ended June 30, 2006 compared with $1.50 per pound in 2005, an increase of 87%.

Shipments to the electronic segment increased by 50% for the six months ended June 30, 2006, due primarily to improved demand as a result of an increased position with a key customer. Ammunition segment shipments increased 19% for the six months ended June 30, 2006 while shipments to the building products and automotive segments declined by 4% and 8%, respectively. Coinage shipments increased by 8% from 2005.

The Metals segment reported income of $29.2 million for the six months ended June 30, 2006 compared to $27.0 million in 2005, an increase of $2.2 million. The increased segment income was due to a $13.5 million one-time LIFO inventory liquidation gain associated with the closure of our Waterbury facility. Metals segment income for 2006 also included a $2.3 million gain from the settlement of an insurance claim related to the 2004 fire that occurred in the electrical control room for the hot mill located in East Alton, IL. These increases were mainly offset by higher metal melting loss costs ($6.2 million) and higher energy costs ($4.7 million). The price of copper and zinc increased by 87% and 114%, respectively, from the six months ended June 30, 2005. Natural gas and electricity prices increased 35% from the six months ended June 30, 2005.

Winchester

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Sales were $85.7 million for the three months ended June 30, 2006 compared to $80.4 million for the three months ended June 30, 2005, an increase of $5.3 million, or 7%. Sales of ammunition to the domestic commercial customers increased $4.6 million due to higher selling prices and higher shipments. Shipments to law enforcement organizations also increased by $1.0 million for the three months ended June 30, 2006 compared to the same period in 2005. These increases were partially offset by lower shipments to the U.S. military.

Winchester reported segment income of $3.3 million for the three months ended June 30, 2006 compared to breakeven for the three months ended June 30, 2005. Higher selling prices and benefits from increased sales volumes ($5.7 million), were partially offset by increased commodity and material costs ($3.2 million).

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Sales were $175.7 million for the six months ended June 30, 2006 compared to $163.7 million for the six months ended June 30, 2005, an increase of $12.0 million, or 7%. Sales of ammunition to the domestic and international commercial customers increased $13.3 million due to higher selling prices and higher shipments. U.S. military sales also increased by $0.6 million for the six months ended June 30, 2006 compared to the same period in 2005. These increases were partially offset by lower shipments to international military and industrial customers.

Winchester reported segment income of $7.2 million for the six months ended June 30, 2006 compared to $3.4 million for the six months ended June 30, 2005, an increase of $3.8 million. Higher selling prices and the benefits from increased sales volumes ($11.4 million) were partially offset by higher manufacturing costs and increased commodity and material costs ($7.3 million).

Corporate/Other

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

For the three months ended June 30, 2006, pension expense included in Corporate/Other was $4.5 million compared to $0.1 million for the three months ended June 30, 2005. The $4.4 million increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses from prior periods, primarily investment losses, on plan assets from prior periods. On a total company basis, pension expense for the three months ended June 30, 2006 was $10.8 million compared to $6.1 million for the three months ended June 30, 2005.

For the three months ended June 30, 2006, charges to income for environmental investigatory and remedial activities were $5.2 million compared with $3.2 million, which includes $1.5 million of recoveries from third parties of costs incurred and expensed in prior periods, in 2005. This provision relates primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended June 30, 2006, other corporate and unallocated costs were $16.5 million compared with $19.0 million in 2005, a decrease of $2.5 million, or 13%. Legal and legal-related settlement expenses decreased by $4.1 million, which were higher in the prior year due to costs associated with legacy environmental issues. This decrease was partially offset by increased stock-based compensation expense of $1.2 million, which included $0.7 million associated with the expensing of stock options.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

For the six months ended June 30, 2006, pension expense included in Corporate/Other was $7.9 million compared to $1.1 million for the six months ended June 30, 2005. The $6.8 million increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses from prior periods, primarily investment losses, on plan assets from prior periods. On a total company basis, pension expense for the six months ended June 30, 2006 was $20.5 million compared to $13.0 million for the six months ended June 30, 2005.

For the six months ended June 30, 2006, charges to income for environmental investigatory and remedial activities were $10.1 million compared with $7.6 million, which includes $1.5 million of recoveries from third parties of costs incurred and expensed in prior periods, in 2005. This provision relates primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. We currently estimate these charges to income for the full year to be in the $20 million range compared to $22.7 million in 2005 (after excluding $38.5 million in recoveries from third parties of environmental costs incurred and expensed in prior periods).

For the six months ended June 30, 2006, other corporate and unallocated costs were $35.2 million compared with $33.7 million in 2005, an increase of $1.5 million, or 4%. Stock-based compensation expense increased by $2.6 million, which included $1.4 million associated with the expensing of stock options. Franchise and property taxes increased $0.4 million. These increases were partially offset by lower legal and legal-related settlement expenses of $1.9 million, which were higher in the prior year due to costs associated with legacy environmental issues.

Outlook

For the three months ending September 30, 2006, we expect earnings to be in the $0.60 per diluted share range, which includes approximately $21.0 million of reduced income taxes associated with the settlement of the tax treatment of capital losses generated in 1997 and other tax matters. For the three months ended September 30, 2005, net income per diluted share of $0.44 included $18.9 million of pretax gains associated with a recovery of environmental costs and land sale gains. After giving consideration to these one-time items in each year, the three months ending September 30, 2006 results are expected to improve over 2005.

Earnings in the Chlor Alkali segment are expected to decline from the three months ended June 30, 2006 due to lower ECU prices and higher electricity costs; however, ECU prices for the three months ending September 30, 2006 are expected to be higher than the three months ended September 30, 2005. For the three months ending September 30, 2006, Metals segment income is expected to improve compared to the three months ended September 30, 2005 as the savings from the restructuring actions taken during 2006 start to be realized. During June 2006, the shutdown of the Waterbury facility was completed and the on-going operations have been transferred to East Alton. The third quarter results in Metals are typically weaker than the first and second quarters due to scheduled maintenance shutdowns at our facilities and at customer facilities. Winchester segment income for the three months ending September 30, 2006 is expected to improve from the three months ended June 30, 2006 due to normal seasonal factors and to be in line with the three months ended September 30, 2005.

Full year 2006 company-wide pension expense is projected to be approximately $41 million, compared to $26.2 million in 2005. This increase is due to the impact of a lower discount rate and the higher amortization of plan losses from prior periods, primarily investment losses.

Environmental Matters

For the six months ended June 30, 2006 and 2005, cash outlays for environmental matters were $12.8 million and $6.2 million, respectively, for environmental investigatory and remediation activities associated with former waste disposal sites and past manufacturing operations. Spending in 2006 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $35 million to $45 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $6.7 million at June 30, 2006. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial activities were $5.2 million and $3.2 million for the three months ended June 30, 2006 and 2005, respectively, and $10.1 million and $7.6 million, for the six months ended June 30, 2006 and 2005, respectively. Charges to income for investigatory and remedial activities for the three and six months ended June 30, 2005 included $1.5 million of recoveries from third parties of costs incurred and expensed in prior periods. Charges or credits to income for investigatory and remedial efforts were material to operating results in 2005 and are expected to be material to operating results in 2006 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $100.2 million at June 30, 2006, $102.9 million at December 31, 2005, and $101.2 million at June 30, 2005 of which $65.2 million, $74.9 million, and $73.2 million were classified as other noncurrent liabilities, respectively. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.

These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $50 million to $70 million over the next several years, $25 million to $45 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties, and our ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions incidental to our past and current business activities. While we believe that none of these legal actions will materially adversely affect our financial position, in light of the inherent uncertainties of litigation, we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” and therefore do not record gain contingencies and recognize income until it is earned and realizable. At June 30, 2006, December 31, 2005 and June 30, 2005, we have not recorded a gain contingency in the consolidated financial statements.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Six Months Ended June 30,
Provided By (Used For) ($ in millions)	2006	2005
Net operating activities	$(80.8)	$75.7
Capital expenditures	(30.7)	(27.3)
Net investing activities	(87.5)	(12.1)
Issuance of common stock	6.1	8.3
Net financing activities	(18.3)	(64.4)

Operating Activities

For the six months ended June 30, 2006, cash provided by operating activities decreased by $156.5 million from 2005. In 2006, working capital increased $94.7 million, primarily due to higher copper and zinc prices, which was partially offset by the decrease of days sales outstanding of approximately four days from the prior year. The 2006 cash from operations was affected by a $69.0 million increase in cash tax payments. These tax cash payments included the $44.0 million payment in the second quarter to the IRS for the expected settlement of tax matters from 1997 to 2001. During the six months ended June 30, 2005, there were minimal cash tax payments due to the utilization of tax loss carryforwards.

Investing Activities

Capital spending of $30.7 million in the six months ending June 30, 2006 was $3.4 million higher than in the corresponding period in 2005. The increase was due in part to an increase in maintenance and reliability projects and bleach production capacity expansions, primarily in the Chlor Alkali Products operations. For the total year, we expect our capital spending to be approximately $85 million, which is higher than our anticipated depreciation, which is expected to be in the $74 million range. In 2005, dispositions of property, plant, and equipment consisted primarily of the proceeds from two real estate transactions in the first quarter.

During 2006, we purchased $76.6 million of short-term investments that should improve investment returns.

The 2006 increase in distributions from affiliated companies represents primarily our share of the SunBelt joint venture’s improved operating results, net of cash payments to affiliates.

Financing Activities

At June 30, 2006, we had $124.6 million available under our $160 million senior revolving credit facility with a group of banks because we issued $35.4 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

During the six months ended June 30, 2006 and 2005, we issued 0.4 million and 0.5 million shares of common stock with a total value of $7.8 million and $9.7 million, respectively, to the CEOP. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

The percent of total debt to total capitalization decreased to 34% at June 30, 2006, from 38% at year-end 2005. The decrease was due primarily to the higher shareholders’ equity resulting from the net income for the six-month period ended June 30, 2006 and lower level of outstanding debt at June 30, 2006.

In the first two quarters of 2006 and 2005, we paid a quarterly dividend of $0.20 per share. In July 2006, our Board of Directors declared a dividend of $0.20 per share on our common stock, which is payable on September 11, 2006 to shareholders of record on August 10, 2006.

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

Our current debt structure is used to fund our business operations. As of June 30, 2006, we had borrowings of $252.3 million, $2.9 million of which were issued at variable rates. We have entered into interest rate swaps on $131.6 million of our underlying fixed debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings under SFAS No. 133. Accordingly, the swap agreements have been recorded at their fair market value of $1.4 million and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to qualify for hedge accounting treatment with no ineffectiveness. Commitments from banks under our revolving credit facility are an additional source of liquidity.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2005, our guarantee of the notes was $73.1 million at June 30, 2006. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Subsequent Events

Debt Exchange

On June 26, 2006, we commenced an offer to exchange a new series of senior notes due in 2016 and cash for up to $125 million of the $200 million 9.125% senior notes due in 2011 (2011 Notes). On July 11, 2006, we announced that approximately $160 million aggregate principal amount of the 2011 Notes had been validly tendered for exchange. Since more than $125 million of the 2011 Notes had been tendered, the new notes were issued on a pro rata basis in accordance with the terms of the exchange offer. On July 28, 2006, we issued $125 million of 6.75% senior notes due in 2016 and paid a premium of $18.8 million to the existing note holders in exchange for $125 million of 2011 Notes.

Tax Settlement

During April 2006, we reached an agreement in principle and expected a settlement with the IRS on all material outstanding tax exposures. On July 10, 2006, the settlement was finalized. This settlement, which includes the periods 1997 to 2001, relates to the tax treatment of capital losses generated in 1997. In anticipation of a settlement, in May 2006, we made a payment of $44.0 million to the IRS, which was less than the amount we had previously reserved. As a result, we expect to reduce income tax expense during the third quarter of 2006 by approximately $21.0 million associated with the settlement and other tax matters. We expect to make additional tax payments of approximately $5.0 million to various state and local jurisdictions in conjunction with the IRS settlement.

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribed a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. This interpretation is effective for fiscal years beginning after December 15, 2006. This interpretation should not have a material impact on our financial statements.

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R. Prior to January 1, 2006, we accounted for stock-based compensation under SFAS No. 123. As allowed under SFAS No. 123, we accounted for stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted the modified prospective transition method provided for under SFAS No. 123R and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options includes the amortization, using the straight-line method, related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the amortization, using the straight-line method, related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The amounts below include the impact of recognizing stock-based compensation expense related to restricted stock, performance shares, and stock options. Compensation expense related to amounts to be settled in shares for deferred directors’ compensation, restricted stock, and performance shares were already being recognized before implementing SFAS No. 123R and totaled $0.8 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $1.4 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. Total stock-based compensation expense related to stock options was as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense recognized:
Cost of goods sold	$0.1	$0.2
Selling and administration	0.7	1.4

Total decrease in income before taxes	0.8	1.6
Income tax benefit	(0.3)	(0.6)

Total decrease in net income	$0.5	$1.0

Decrease in net income per common share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

Stock-based compensation expense was allocated to the operating segments for the portion related to employees whose compensation would be included in cost of goods sold with the remainder recognized in Corporate/Other. There were no significant capitalized stock-based compensation costs.

The total unrecognized compensation cost related to unvested stock options at June 30, 2006 was $6.0 million and was expected to be recognized over a weighted average period of 2.3 years. During the full year 2006, we expect to record approximately $3.3 million of stock-based compensation expense related to stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities, and our operations that use different foreign currencies. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. We have established policies and procedures governing our management of market risks and the uses of financial instruments to manage exposure to such risks.

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials namely copper, lead, zinc, electricity, and natural gas used primarily in our Metals and Winchester segments, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of June 30, 2006, we maintained open positions on futures contracts totaling $30.6 million ($23.7 million at December 31, 2005 and $42.6 million at June 30, 2005). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $3.1 million ($2.4 million at December 31, 2005 and $4.3 million at June 30, 2005) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations or cash flow. Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of June 30, 2006, December 31, 2005, and June 30, 2005, we had borrowings of $252.3 million, $258.3 million, and $262.4 million, respectively, of which $2.9 million was issued at variable rates at both June 30, 2006 and December 31, 2005 and none at June 30, 2005. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $131.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. Assuming no changes in the $131.6 million of variable-rate debt levels from year-end 2005 we estimate that a hypothetical change of 100 basis points in the LIBOR interest rates from year-end 2005 would impact interest expense by $1.3 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of June 30, 2006:

	Swap Amount	Date of Swap	June 30, 2006 Floating Rate
Underlying Debt Instrument	($ in millions)
9.125%, due 2011	$50.0	December 2001	8.885%
9.125%, due 2011	$30.0	February 2002	8.5 - 9.5%(a)
9.125%, due 2011	$25.0	March 2002	8.0 – 9.0%(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.0% to 6.75%, due 2006-2017	$21.1	March 2002	5.38%
	$5.5	March 2002	5.52%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $0.6 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2006	—	N/A	—
May 1-31, 2006	—	N/A	—
June 1-30, 2006	—	N/A	—
Total				154,076	(1)

(1)	On April 30, 1998, the issuer announced a share repurchase program approved by the Board of Directors for the purchase of up to 5 million shares of common stock. Through June 30, 2006, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 27, 2006. Of the 72,163,828 shares of Common Stock entitled to vote at such meeting, at least 66,423,772 shares were present for purposes of a quorum. At the meeting, shareholders elected to the Board of Directors Donald W. Bogus, John M. B. O’Connor, and Philip J. Schulz as Class III directors with terms expiring in 2009 and C. Robert Bunch as a Class I director with a term expiring in 2007. The terms of office of the following directors continued after the Annual Meeting of Shareholders: Donald W. Griffin, Virginia A. Kamsky, Randall W. Larrimore, Richard M. Rompala, Anthony W. Ruggiero, and Joseph D. Rupp. Votes cast for and votes withheld in the election of Directors were as follows:

	Votes For	Votes Withheld
Donald W. Bogus	64,584,093	1,839,679

John M. B. O’Connor	64,852,195	1,571,577

Philip J. Schulz	64,851,672	1,572,100

C. Robert Bunch	64,609,388	1,814,384

There were no abstentions or broker nonvotes.

The shareholders approved the 2006 Long Term Incentive Plan. Voting for the resolution approving the 2006 Long Term Incentive Plan were 41,511,672 shares. Voting against were 8,664,765 shares. Abstaining were 627,764 shares. There were 15,619,571 shares which were broker nonvotes.

The shareholders ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Corporation for 2006. Voting for the resolution ratifying the appointment were 65,367,131 shares. Voting against were 734,899 shares. Abstaining were 321,742 shares. There were no broker nonvotes.

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

Date: August 2, 2006

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer