Form 10-Q
period 2006-09-30
OLIN CORP
filed 2006-11-01
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, 72,922,762 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

(Unaudited)

	September 30, 2006	December 31, 2005	September 30, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$142.9	$303.7	$227.1
Short-Term Investments	76.6	—	—
Receivables, Net	390.9	295.0	305.6
Inventories	274.6	262.6	241.4
Current Deferred Income Taxes	—	—	16.9
Other Current Assets	22.8	12.1	10.5

Total Current Assets	907.8	873.4	801.5
Property, Plant and Equipment (less Accumulated Depreciation of $1,397.1, $1,390.8 and $1,382.1)	472.4	482.2	465.1
Prepaid Pension Costs	328.3	248.3	263.8
Deferred Income Taxes	126.1	86.3	42.7
Other Assets	39.0	31.9	33.2
Goodwill	77.4	75.1	74.9

Total Assets	$1,951.0	$1,797.2	$1,681.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$1.7	$1.1	$1.1
Accounts Payable	215.6	177.2	128.9
Income Taxes Payable	12.0	23.4	0.6
Accrued Liabilities	179.5	165.4	161.4

Total Current Liabilities	408.8	367.1	292.0
Long-Term Debt	252.5	257.2	256.8
Accrued Pension Liability	576.7	556.8	518.5
Other Liabilities	169.6	189.5	176.2

Total Liabilities	1,407.6	1,370.6	1,243.5

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120.0 Shares; Issued and Outstanding 72.9, 71.9 and 71.7 Shares	72.9	71.9	71.7
Additional Paid-In Capital	713.7	683.8	679.2
Accumulated Other Comprehensive Loss	(297.9)	(304.4)	(270.2)
Retained Earnings (Accumulated Deficit)	54.7	(24.7)	(43.0)

Total Shareholders’ Equity	543.4	426.6	437.7

Total Liabilities and Shareholders’ Equity	$1,951.0	$1,797.2	$1,681.2

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$851.9	$599.0	$2,403.4	$1,753.6
Operating Expenses:
Cost of Goods Sold (exclusive of LIFO inventory liquidation gain, shown below)	769.8	505.4	2,143.4	1,484.8
LIFO Inventory Liquidation Gain	—	—	13.5	—
Selling and Administration	44.8	48.3	134.7	128.4
Research and Development	1.0	1.0	3.3	3.1
Restructuring Charges	—	—	15.7	0.3
Other Operating Income	—	0.9	0.7	9.1

Operating Income	36.3	45.2	120.5	146.1
Earnings of Non-consolidated Affiliates	12.6	8.5	37.7	26.9
Interest Expense	5.1	4.3	15.3	14.8
Interest Income	2.6	1.6	8.5	4.0
Other Income	0.4	0.2	1.6	1.3

Income before Taxes	46.8	51.2	153.0	163.5
Income Tax (Benefit) Provision	(9.4)	19.8	30.1	62.8

Net Income	$56.2	$31.4	$122.9	$100.7

Net Income per Common Share:
Basic	$0.77	$0.44	$1.70	$1.41

Diluted	$0.77	$0.44	$1.69	$1.41

Dividends per Common Share	$0.20	$0.20	$0.60	$0.60
Average Common Shares Outstanding:
Basic	72.7	71.6	72.4	71.2
Diluted	72.8	71.7	72.6	71.5

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2005	70.6	$70.6	$659.5	$(273.3)	$(100.9)	$355.9
Comprehensive Income:
Net Income	—	—	—	—	100.7	100.7
Translation Adjustment	—	—	—	(1.2)	—	(1.2)
Net Unrealized Gain	—	—	—	4.3	—	4.3

Comprehensive Income						103.8

Dividends Paid:
Common Stock ($0.60 per share)	—	—	—	—	(42.8)	(42.8)
Common Stock Issued for:
Stock Options Exercised	0.4	0.4	7.3	—	—	7.7
Employee Benefit Plans	0.7	0.7	12.0	—	—	12.7
Other Transactions	—	—	0.4	—	—	0.4

Balance at September 30, 2005	71.7	$71.7	$679.2	$(270.2)	$(43.0)	$437.7

Balance at January 1, 2006	71.9	$71.9	$683.8	$(304.4)	$(24.7)	$426.6
Comprehensive Income:
Net Income	—	—	—	—	122.9	122.9
Translation Adjustment	—	—	—	0.3	—	0.3
Net Unrealized Gain	—	—	—	6.2	—	6.2

Comprehensive Income						129.4

Dividends Paid:
Common Stock ($0.60 per share)	—	—	—	—	(43.5)	(43.5)
Common Stock Issued for:
Stock Options Exercised	0.2	0.2	4.2	—	—	4.4
Employee Benefit Plans	0.7	0.7	12.2	—	—	12.9
Other Transactions	0.1	0.1	0.9	—	—	1.0
Stock-Based Compensation	—	—	12.6	—	—	12.6

Balance at September 30, 2006	72.9	$72.9	$713.7	$(297.9)	$54.7	$543.4

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net Income	$122.9	$100.7
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(37.7)	(26.9)
Other Operating Income – Gains on Disposition of Real Estate	(0.7)	(9.1)
Stock-Based Compensation	4.3	1.7
Non-Cash Restructuring Charge	3.8	—
Depreciation and Amortization	53.9	53.7
LIFO Inventory Liquidation Gain	(13.5)	—
Deferred Income Taxes	(43.0)	58.5
Qualified Pension Plan Contributions	(80.0)	(6.0)
Qualified Pension Plan Expense	26.5	15.5
Common Stock Issued under Employee Benefit Plans	2.6	2.1
Change in:
Receivables	(95.9)	(62.7)
Inventories	1.5	15.1
Other Current Assets	(10.7)	8.3
Accounts Payable and Accrued Liabilities	52.5	21.1
Income Taxes Payable	(11.1)	0.3
Other Assets	9.6	(6.2)
Other Noncurrent Liabilities	(16.2)	(1.5)
Other Operating Activities	6.2	5.2

Net Operating Activities	(25.0)	169.8

Investing Activities
Capital Expenditures	(48.0)	(45.1)
Proceeds from Disposition of Property, Plant and Equipment	1.3	14.0
Purchase of Short-Term Investments	(76.6)	—
Distributions from Affiliated Companies, Net	36.2	19.2
Other Investing Activities	(0.7)	(1.4)

Net Investing Activities	(87.8)	(13.3)

Financing Activities
Long-Term Debt Repayments	(1.1)	(51.8)
Issuance of Common Stock	10.3	10.6
Stock Options Exercised	4.4	7.7
Excess Tax Benefits from Stock Options Exercised	0.7	—
Dividends Paid	(43.5)	(42.8)
Deferred Debt Issuance Costs	(18.8)	—
Other Financing Activities	—	(0.4)

Net Financing Activities	(48.0)	(76.7)

Net (Decrease) Increase in Cash and Cash Equivalents	(160.8)	79.8
Cash and Cash Equivalents, Beginning of Period	303.7	147.3

Cash and Cash Equivalents, End of Period	$142.9	$227.1

Cash Paid for Interest and Income Taxes:
Interest	$11.9	$11.0

Income Taxes, Net of Refunds	$79.4	$2.4

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

2.	Allowance for doubtful accounts was $9.8 million, $9.1 million and $9.3 million at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. Provisions charged to operations were less than $0.1 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. Bad debt write-offs, net of recoveries, were $0.7 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively.

3.	Inventory consists of the following:

	September 30, 2006	December 31, 2005	September 30, 2005
Supplies	$37.4	$37.1	$35.7
Raw materials	300.0	172.0	145.7
Work in process	228.6	180.7	145.8
Finished goods	146.7	112.5	106.0

	712.7	502.3	433.2
LIFO reserve	(438.1)	(239.7)	(191.8)

Inventory, net	$274.6	$262.6	$241.4

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average cost (primarily operating supplies, spare parts, and maintenance parts) and first-in, first-out (FIFO) (primarily inventory of foreign subsidiaries) methods. Elements of costs in inventories include raw materials, direct labor, and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2006, reflect certain estimates relating to inventory quantities and costs at December 31, 2006. If the FIFO method of inventory accounting had been used, inventories would have been approximately $438.1 million, $239.7 million and $191.8 million higher than reported at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. Fluctuations in underlying metal values will increase or decrease the FIFO value of the inventories.

As part of the 2006 Metals restructuring actions, a LIFO inventory liquidation gain of $13.5 million was realized in the three months ended March 31, 2006 related to the closure of our Waterbury Rolling Mills facility. The Metals restructuring action is described under note 11.

4.	Basic and diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Computation of Basic Income per Share
Net income	$56.2	$31.4	$122.9	$100.7

Basic shares	72.7	71.6	72.4	71.2

Basic net income per share	$0.77	$0.44	$1.70	$1.41

Computation of Diluted Income per Share
Net income	$56.2	$31.4	$122.9	$100.7

Diluted shares:
Basic shares	72.7	71.6	72.4	71.2
Stock options	0.1	0.1	0.2	0.3

Diluted shares	72.8	71.7	72.6	71.5

Diluted net income per share	$0.77	$0.44	$1.69	$1.41

5.	We are party to various government and private environmental actions associated with past manufacturing operations and former waste disposal sites. Charges to income for investigatory and remedial efforts were material to operating results in 2005 and have been material to operating results in 2006. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $98.7 million at September 30, 2006, $102.9 million at December 31, 2005, and $102.4 million at September 30, 2005, of which $63.7 million, $74.9 million, and $74.4 million were classified as other noncurrent liabilities, respectively. Environmental provisions (credits) charged (credited) to income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Charges to Income	$7.1	$6.2	$17.2	$15.3
Recoveries from Third Parties of Costs Incurred and Expensed in Prior Periods	(0.9)	(18.0)	(0.9)	(19.5)

Environmental Provision (Credit)	$6.2	$(11.8)	$16.3	$(4.2)

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

6.	Our Board of Directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the nine-month periods ended September 30, 2006 and 2005. At September 30, 2006, 154,076 shares remain authorized to be purchased.

7.	We issued approximately 0.2 million and 0.4 million shares with a total value of $4.4 million and $7.7 million, representing stock options exercised for the nine months ended September 30, 2006 and 2005, respectively. In addition, for the nine months ended September 30, 2006 and 2005, we issued approximately 0.8 million and 0.7 million shares with a total value of $13.9 million and $13.6 million, respectively, in connection with our Contributing Employee Ownership Plan (CEOP) and our deferred compensation programs.

8.	Other operating income consists of miscellaneous operating income items which are related to our business activities and gains (losses) on disposition of property, plant, and equipment. Other operating income for the nine months ended September 30, 2006 included a $0.7 million gain on the disposition of a former manufacturing plant. Other operating income for the nine months ended September 30, 2005, included the gains on the disposition of three real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transactions represented the disposition of land associated with two former manufacturing plants. These dispositions generated net cash proceeds of $13.1 million, resulting in pretax gains of $9.1 million. A portion of the gain on these dispositions was considered a capital gain, and the tax effect was offset by the utilization of capital loss carryforwards acquired with the Chase business. The expected utilization of these carryforwards resulted in a $3.7 million reduction in the goodwill recorded as part of the Chase acquisition and had no impact on the effective tax rate. Upon further evaluation in 2006, we determined the realization of $3.2 million of these capital loss carryforwards was uncertain. Accordingly, $3.2 million of the reduction of goodwill should have been recorded as a deferred tax liability. The correction, which had no impact on the effective tax rate, was recorded in June 2006.

9.	We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $17.0 million and $11.5 million for the three months ended September 30, 2006 and 2005, respectively, and $49.9 million and $38.6 million for the nine months ended September 30, 2006 and 2005, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales:
Chlor Alkali Products	$169.1	$151.5	$512.3	$453.5
Metals	578.2	347.1	1,610.8	1,036.0
Winchester	104.6	100.4	280.3	264.1

Total sales	$851.9	$599.0	$2,403.4	$1,753.6

Income before taxes:
Chlor Alkali Products(1)	$63.0	$57.3	$204.1	$180.7
Metals(1) (2)	7.3	2.0	36.5	29.0
Winchester	5.9	4.7	13.1	8.1
Corporate/Other:
Pension expense(3)	(3.7)	(0.6)	(11.6)	(1.7)
Environmental (provision) credit	(6.2)	11.8	(16.3)	4.2
Other corporate and unallocated costs	(17.4)	(22.4)	(52.6)	(56.1)
Restructuring charges	—	—	(15.7)	(0.3)
Other operating income	—	0.9	0.7	9.1
Interest expense	(5.1)	(4.3)	(15.3)	(14.8)
Interest income	2.6	1.6	8.5	4.0
Other income	0.4	0.2	1.6	1.3

Income before taxes	$46.8	$51.2	$153.0	$163.5

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Chlor Alkali Products	$12.3	$8.3	$37.1	$26.4
Metals	0.3	0.2	0.6	0.5

Earnings of non-consolidated affiliates	$12.6	$8.5	$37.7	$26.9

(2)	Metals segment income for the nine months ended September 30, 2006, includes a gain associated with the LIFO inventory liquidation of $13.5 million related to the closure of our Waterbury Rolling Mills operation as part of the 2006 Metals restructuring actions.
(3)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

10.	Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In addition, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47), an interpretation of SFAS No. 143 on December 31, 2005. This interpretation clarifies the definition of conditional asset retirement obligations used in SFAS No. 143 and clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

The balances of our asset retirement obligations were as follows:

	September 30, 2006	December 31, 2005	September 30, 2005
Current liability	$2.4	$2.4	$2.9
Noncurrent liability	46.3	45.0	35.8

	$48.7	$47.4	$38.7

11.	On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Waterbury Rolling Mills brass manufacturing facility in Waterbury, CT (“Waterbury facility”) and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of our Metals service center facilities by consolidating certain activities into another service center facility, and make overhead reductions in the Metals business affecting approximately 20 employees. We based our decision on our evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We substantially completed these activities by June 30, 2006. As a result of these cost reduction efforts, we recorded in the three months ended March 31, 2006, a pretax restructuring charge of $15.7 million. This restructuring charge primarily included lease and other contract termination costs ($8.0 million), write-off of equipment and facility costs ($3.8 million), and employee severance and related benefit costs ($3.9 million). No additional restructuring charges were recorded in the three months ended September 30, 2006. It is expected that an additional restructuring charge of approximately $1.0 million to $3.0 million will be recorded in future periods. These actions are expected to generate $9.0 million to $10.0 million of annual pretax savings. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 million realized in the three months ended March 31, 2006 related to the closure of our Waterbury facility.

On January 29, 2004, we announced that our Board of Directors approved plans to relocate our corporate offices for organizational, strategic, and economic reasons. There were no charges related to the corporate restructuring recorded for the nine months ended September 30, 2006. Charges of $0.3 million were recorded for the nine months ended September 30, 2005. The corporate restructuring charges included primarily employee severance and related benefit costs, relocation expense, pension curtailment expense and the incurred cost for outplacement services for all affected employees. At September 30, 2006, we had utilized $9.9 million of the total restructuring charge recorded of $10.4 million.

The following table summarizes our restructuring activity in 2006 and the remaining balances as of September 30, 2006:

	December 31, 2005 Accrued Costs	2006 Charges	Amounts Utilized	September 30, 2006 Accrued Costs
2006 Metals Restructuring Charge
Lease and other contract termination costs	$—	$8.0	$(0.4)	$7.6
Write-off of equipment and facilities	—	3.8	(3.8)	—
Employee related costs	—	3.9	(1.6)	2.3

	$—	$15.7	$(5.8)	$9.9

2004 Corporate Restructuring Charge
Employee related costs	$1.3	$—	$(0.8)	$0.5

2003 Metals Restructuring Charge
Write-off of assets	$1.0	$—	$(1.0)	$—

The majority of the remaining balance of $9.9 million and $0.5 million of the 2006 and 2004 restructuring charges, respectively, are expected to be paid out in 2006 and 2007.

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

The amounts below include the impact of recognizing stock-based compensation expense related to restricted stock, performance shares, and stock options. Compensation expense related to amounts to be settled in shares for deferred directors’ compensation, restricted stock, and performance shares were already being recognized before implementing SFAS No. 123R and totaled $0.5 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $1.9 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively. Total stock-based compensation expense related to stock options was as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based Compensation Expense Recognized:
Cost of goods sold	$0.1	$0.3
Selling and administration	0.7	2.1

Total decrease in income before taxes	0.8	2.4
Income tax benefit	(0.3)	(0.9)

Total decrease in net income	$0.5	$1.5

Decrease in Net Income per Common Share:
Basic	$0.01	$0.03

Diluted	$0.01	$0.03

Stock-based compensation expense was allocated to the operating segments for the portion related to employees whose compensation would be included in cost of goods sold with the remainder recognized in Corporate/Other. There were no significant capitalized stock-based compensation costs.

The total unrecognized compensation cost related to unvested stock options at September 30, 2006 was $5.2 million and was expected to be recognized over a weighted average period of 2.2 years. During the full year 2006, we expect to record approximately $3.3 million of stock-based compensation expense related to stock options.

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

Prior Period Pro Forma Presentation

Under the modified prospective transition method, results from prior periods have not been adjusted. The following table shows the difference between the reported and pro forma net income and net income per common share as if we had adopted SFAS No. 123R for the three months and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income:
As reported	$31.4	$100.7
Stock-based employee compensation expense, net of tax	(0.5)	(1.5)

Pro forma	$30.9	$99.2

Per Share Data:
Basic
As reported	$0.44	$1.41
Pro forma	$0.43	$1.39
Diluted
As reported	$0.44	$1.41
Pro forma	$0.43	$1.39

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

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Stock options, restricted stock and performance shares vest over three years. At September 30, 2006, total shares reserved for issuance were 9.9 million shares with 3.5 million shares available for grant under the various long term incentive plans. On April 27, 2006, the shareholders approved the 2006 Long Term Incentive Plan which authorized an additional 3.0 million shares available for grant. We issue shares to settle stock options, restricted stock, and share-based performance awards. In 2006, two forms of long-term incentive awards were given, stock options and performance share awards. The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which was the fair market value of our common stock on the date of grant. Performance Accelerated Vesting Stock Options for 870,000 shares were outstanding at September 30, 2006. These options have a term of 120 months and vest in 119 months, and can vest early, but only if the stock price increases to $28 per share or more for 10 days in any 30 calendar day period.

Stock option transactions were as follows:

	Shares	Weighted Average Option Price Per Share	Exercisable
Outstanding at December 31, 2005	6,494,093	$20.74	4,672,644	$21.04

Granted	787,600	20.68
Exercised	(240,075)	15.89
Canceled	(935,449)	24.47

Outstanding at September 30, 2006	6,106,169	$20.35	4,050,086	$20.32

At September 30, 2006, the average exercise period for all outstanding and exercisable options was 57 months and 46 months, respectively. At September 30, 2006, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding and exercisable options were both $0.2 million. The total intrinsic values of options exercised during the nine months ended September 30, 2006 and 2005 was $1.2 million and $2.8 million, respectively.

Performance share awards are denominated in shares of our stock and are paid half in cash and half in stock. Payouts are based on Olin’s average annual return on capital over a three-year performance cycle in relation to the average annual return on capital over the same period among a portfolio of public companies which are selected in concert with outside compensation consultants. The expense associated with performance shares is recorded based on our estimate of our performance relative to the respective target. If an employee leaves the company, the performance shares may be prorated based on the number of months of the performance cycle worked and are typically settled in cash instead of half in cash and half in stock when the three-year performance cycle is completed. Performance share transactions were as follows:

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at December 31, 2005	203,975	$19.36	149,050	$20.18
Granted	86,400	20.68	86,400	20.68
Paid/Issued	(56,597)	19.61	(28,125)	15.35
Canceled	(469)	23.66	(2,662)	20.91

Outstanding at September 30, 2006	233,309	$19.78	204,663	$21.04

Total vested at September 30, 2006	138,312	$18.63	109,582	$20.71

The summary of the status of our unvested performance shares to be settled in cash are as follows:

	Shares	Weighted Average Fair Value per Share
Unvested at December 31, 2005	61,633	$22.16
Granted	86,400	20.68
Vested	(51,693)	21.01
Canceled	(1,343)	21.39

Unvested at September 30, 2006	94,997	$21.45

At September 30, 2006, the liability recorded for performance shares to be settled in cash totaled $2.1 million. The total unrecognized compensation cost related to unvested performance shares at September 30, 2006 was $3.5 million and was expected to be recognized over a weighted average period of 1.3 years.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2005 our guarantee of the SunBelt Notes was $73.1 million at September 30, 2006. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates. At September 30, 2006, December 31, 2005, and September 30, 2005, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

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

For the three months ended September 30, 2006 and 2005, we made voluntary pension plan contributions of $80.0 million and $6.0 million, respectively.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$5.2	$5.2	$0.6	$0.3
Interest cost	23.4	23.3	1.4	1.2
Expected return on plans’ assets	(28.5)	(29.1)	—	—
Amortization of prior service cost	1.3	1.2	0.1	(0.1)
Recognized actuarial loss	8.4	6.0	1.2	1.1

Net periodic benefit cost	$9.8	$6.6	$3.3	$2.5

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$15.4	$15.4	$1.8	$1.6
Interest cost	70.6	69.7	3.8	3.8
Expected return on plans’ assets	(84.4)	(86.9)	—	—
Amortization of prior service cost	3.8	3.6	(0.3)	(0.5)
Recognized actuarial loss	24.9	17.8	3.3	2.9

Net periodic benefit cost	$30.3	$19.6	$8.6	$7.8

15.	On June 26, 2006, we commenced an offer to exchange a new series of notes due in 2016 and cash for up to $125 million of the $200 million 9.125% senior notes due in 2011 (2011 Notes). On July 11, 2006, we announced that approximately $160 million aggregate principal amount of the 2011 Notes had been validly tendered for exchange. Since more than $125 million of the 2011 Notes had been tendered, the new notes were issued on a pro rata basis in accordance with the terms of the exchange offer. On July 28, 2006, we issued $125 million of 6.75% senior notes due in 2016 (2016 Notes) and paid a premium of $18.8 million to the existing note holders in exchange for $125 million of 2011 Notes. We incurred $1.2 million of third party fees associated with the exchange, which were expensed in the three months ended September 30, 2006.

16.	In April 2006, we reached an agreement in principle and expected a settlement with the Internal Revenue Service (IRS) on certain outstanding federal tax exposures. On July 10, 2006, the settlement was finalized. This settlement, which includes the periods 1996 to 2002, relates primarily to the tax treatment of capital losses generated in 1997. In anticipation of a settlement, in May 2006, we made a payment of $44.0 million to the IRS, which was less than the amount we had previously reserved. We expect to make additional tax payments of approximately $3.0 million to various state and local jurisdictions in conjunction with the IRS settlement. As a result, income tax expense in the third quarter of 2006 was reduced by $24.8 million associated with the settlement and other tax matters.

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

Recent Developments

On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Waterbury Rolling Mills brass manufacturing facility in Waterbury, CT (“Waterbury facility”) and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of our Metals service center facilities by consolidating certain activities into another service center facility, and make overhead reductions in the Metals business affecting approximately 20 employees. We based our decision on our evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We substantially completed these activities by June 30, 2006. As a result of these cost reduction efforts, we recorded in the three months ended March 31, 2006, a pretax restructuring charge of $15.7 million. This restructuring charge primarily included lease and other contract termination costs ($8.0 million), write-off of equipment and facility costs ($3.8 million), and employee severance and related benefit costs ($3.9 million). No additional charges were recorded in the three months ended September 30, 2006. It is expected that an additional charge of approximately $1.0 million to $3.0 million will be recorded in future periods. These actions are expected to generate $9.0 million to $10.0 million of annual pretax savings. The majority of these savings were realized starting in the third quarter of 2006. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 million realized in the three months ended March 31, 2006 related to the closure of our Waterbury facility.

On June 26, 2006, we commenced an offer to exchange a new series of notes due in 2016 and cash for up to $125 million of the $200 million 2011 Notes. On July 11, 2006, we announced that approximately $160 million aggregate principal amount of the 2011 Notes had been validly tendered for exchange. Since more than $125 million of the 2011 Notes had been tendered, the new notes were issued on a pro rata basis in accordance with the terms of the exchange offer. On July 28, 2006, we issued $125 million of 2016 Notes and paid a premium of $18.8 million to the existing note holders in exchange for $125 million of 2011 Notes. We incurred $1.2 million of third party fees associated with the exchange, which were expensed in the three months ended September 30, 2006.

In April 2006, we reached an agreement in principle and expected a settlement with the IRS on certain outstanding federal tax exposures. On July 10, 2006, the settlement was finalized. This settlement, which includes the periods 1996 to 2002, relates primarily to the tax treatment of capital losses generated in 1997. In anticipation of a settlement, in May 2006, we made a payment of $44.0 million to the IRS, which was less than the amount we had previously reserved. We expect to make additional tax payments of approximately $3.0 million to various state and local jurisdictions in conjunction with the IRS settlement. As a result, income tax expense in the third quarter of 2006 was reduced by $24.8 million associated with the settlement and other tax matters.

Consolidated Results of Operations

($ in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales	$851.9	$599.0	$2,403.4	$1,753.6
Cost of Goods Sold (exclusive of LIFO inventory liquidation gain, shown below)	769.8	505.4	2,143.4	1,484.8
LIFO Inventory Liquidation Gain	—	—	13.5	—

Gross Margin	82.1	93.6	273.5	268.8
Selling and Administration	44.8	48.3	134.7	128.4
Research and Development	1.0	1.0	3.3	3.1
Restructuring Charges	—	—	15.7	0.3
Other Operating Income	—	0.9	0.7	9.1

Operating Income	36.3	45.2	120.5	146.1
Earnings of Non-consolidated Affiliates	12.6	8.5	37.7	26.9
Interest Expense	5.1	4.3	15.3	14.8
Interest Income	2.6	1.6	8.5	4.0
Other Income	0.4	0.2	1.6	1.3

Income before Taxes	46.8	51.2	153.0	163.5
Income Tax (Benefit) Provision	(9.4)	19.8	30.1	62.8

Net Income	$56.2	$31.4	$122.9	$100.7

Net Income per Common Share:
Basic	$0.77	$0.44	$1.70	$1.41

Diluted	$0.77	$0.44	$1.69	$1.41

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Sales for the three months ended September 30, 2006 were $851.9 million compared with $599.0 million last year, an increase of $252.9 million, or 42%. Chlor Alkali Products sales increased by $17.6 million, or 12%, due to higher shipment volumes (5%) and higher electrochemical unit (ECU) prices, which increased approximately 5%. In the Metals segment, sales increased $231.1 million, or 67%. The increase in Metals segment sales was the result of increased metal prices. The Commodity Exchange (COMEX) copper price averaged $3.54 per pound in the third quarter of 2006 compared with $1.70 per pound in 2005, an increase of 108%. Metals shipment volumes were flat compared with the prior year. Winchester sales were higher by $4.2 million, or 4%, primarily due to increased selling prices.

Gross margin decreased $11.5 million, or 12%, over the three months ended September 30, 2005, primarily as a result of higher pension and environmental costs, partially offset by improved margins at Chlor Alkali and Metals. Gross margin was impacted by recoveries from third parties of environmental costs incurred and expensed in prior periods of $0.9 million and $18.0 million for the three months ended September 30, 2006 and 2005, respectively. The higher shipment volumes and ECU selling prices for Chlor Alkali products were partially offset by higher electricity and distribution costs. Metals margins increased primarily due to improved product pricing, partially offset by higher metal melting loss and energy costs. Gross margin as a percentage of sales decreased to 10% in 2006 from 16% in 2005. The resulting gross margin percentage decrease reflects the gross margin dollar decrease of $11.5 million and the higher metals sales resulting from increased metal values in the Metals segment.

Selling and administration expenses as a percentage of sales were 5% in 2006 and 8% in 2005. Selling and administration expenses for the three months ended September 30, 2006 were lower by $3.5 million, or 7%, than the three months ended September 30, 2005 primarily due to a lower level of legal and legal-related settlement expenses ($3.8 million), which were higher in 2005 due to costs associated with legacy environmental issues. In addition, reduced incentive compensation costs partially resulting from mark-to-market adjustment on stock-based compensation ($1.7 million), lower bad debt expense ($0.7 million), and reduced insurance expense ($0.6 million) primarily due to lower general liability premiums, were offset in part by increased pension expenses ($1.4 million), third party fees associated with the July 2006 debt exchange ($1.2 million), and stock option compensation expense as a result of adopting SFAS No. 123R, which now requires share-based compensation to be expensed ($0.7 million).

Other operating income for the three months ended September 30, 2005 included a gain on the disposition of land associated with a former manufacturing plant. This disposition generated net proceeds of $0.9 million, resulting in a pretax gain of $0.9 million.

The earnings of non-consolidated affiliates were $12.6 million for the three months ended September 30, 2006, an increase of $4.1 million from $8.5 million for the three months ended September 30, 2005, primarily due to increased volumes and higher ECU selling prices at the SunBelt joint venture.

Interest expense increased $0.8 million for the three months ended September 30, 2006 compared to last year, primarily due to the effect of higher short-term interest rates.

The higher interest income of $1.0 million was due to investments in short-term marketable securities which improved returns, higher average cash balances, and higher short-term interest rates.

The effective tax rate for the three months ended September 30, 2006 included a $24.8 million reduction in income tax expense associated with the settlement of certain audit issues related to the audits for the years 1996 to 2002, principally related to the tax treatment of capital losses generated in 1997, and other tax matters.

The effective tax rate for the three months ended September 30, 2006 of 32.9%, which was offset by the $24.8 million reduction, is lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits, which were offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates. The effective tax rate for the three months ended September 30, 2005 of 38.6% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future. The effective tax rate for the three months ended September 30, 2006 was lower than 2005 primarily because of the 2006 settlement with the IRS which reduced the accrual of interest on taxes.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Sales for the nine months ended September 30, 2006 were $2,403.4 million compared with $1,753.6 million last year, an increase of $649.8 million, or 37%. Chlor Alkali Products sales increased by $58.8 million, or 13%, due to higher ECU prices, which increased approximately 13%. Chlor Alkali shipment volumes decreased 2% from the prior year. In the Metals segment, sales increased $574.8 million, or 55%. The increase in Metals segment sales was primarily the result of increased metal prices. The COMEX copper price averaged $3.06 per pound for the nine months ended September 30, 2006 compared with $1.57 per pound in 2005, an increase of 95%. Metals shipment volumes were 3% higher compared with the prior year. Winchester sales increased by $16.2 million, or 6%, primarily due to increased selling prices and demand from commercial customers.

Gross margin increased $4.7 million, or 2%, over the nine months ended September 30, 2005, primarily as a result of higher ECU selling prices for Chlor Alkali products and a $13.5 million LIFO inventory liquidation gain associated with our closure of the Waterbury facility as part of the 2006 Metals restructuring program. Gross margin was impacted by recoveries from third parties of environmental costs incurred and expensed in prior periods of $0.9 million and $19.5 million for the nine months ended September 30, 2006 and 2005, respectively. Gross margin as a percentage of sales decreased to 11% in 2006 from 15% in 2005. The gross margin dollar increase of $4.7 million reflected the higher ECU prices, improved margins in the Winchester segment, and the one-time LIFO inventory liquidation gain. The resulting margin percentage decrease reflects the higher ECU selling prices, but was offset by higher metals sales resulting from increased metal values and higher costs in the Metals segment, and higher pension and environmental costs.

Selling and administration expenses as a percentage of sales were 6% in 2006 and 7% in 2005. Selling and administration expenses for the nine months ended September 30, 2006 were higher by $6.3 million, or 5%, than the nine months ended September 30, 2005 primarily due to increased pension expenses ($4.3 million), higher stock option compensation expense as a result of adopting SFAS No. 123R, which now requires share-based compensation to be expensed ($2.1 million), increased salary costs ($1.8 million) primarily resulting from normal escalation, third party fees associated with the July 2006 debt exchange ($1.2 million), consulting and professional services ($1.2 million), employee relocation costs ($0.7 million), and incentive compensation partially resulting from mark-to-market adjustments on stock-based compensation ($0.4 million). These increases were partially offset by a lower level of legal and legal-related settlement expenses ($4.5 million), which were higher in the prior year due to costs associated with legacy environmental issues and insurance costs ($1.1 million) primarily due to decreased general liability premiums realized in 2006.

Restructuring charges of $15.7 million were recorded for the nine months ended September 30, 2006 and related to the Metals segment. Restructuring charges for the nine months ended September 30, 2005, of $0.3 million, were for the corporate office relocation, and included primarily employee severance and related benefit costs.

Other operating income for the nine months ended September 30, 2006, included a gain of $0.7 million on the disposition of a former manufacturing plant. Other operating income for the nine months ended September 30, 2005, included the gains on the disposition of three real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other two transactions represented the disposition of land associated with former manufacturing plants. These 2005 dispositions generated net proceeds of $13.1 million, resulting in a pretax gain of $9.1 million.

The earnings of non-consolidated affiliates were $37.7 million for the nine months ended September 30, 2006, an increase of $10.8 million from the nine months ended September 30, 2005, primarily due to higher ECU selling prices and increased volumes at the SunBelt joint venture.

Interest expense increased by $0.5 million from 2005, due to the effect of higher short-term interest rates, offset in part by a lower level of outstanding debt.

The higher interest income of $4.5 million was due to investments in short-term marketable securities which improved returns, higher short-term interest rates, and higher average cash balances.

The effective tax rate for the nine months ended September 30, 2006 included a $24.8 million reduction in income tax expense associated with the settlement of certain audit issues related to the audits for the years 1996 to 2002, principally the tax treatment of capital losses generated in 1997 and other tax matters. The effective tax rate for the nine months ended September 30, 2006 of 35.9%, which was offset by the $24.8 million reduction, is higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates offset in part by the domestic manufacturing deduction and utilization of certain state tax credits.

The effective tax rate for the nine months ended September 30, 2005 of 38.4% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future. In the nine months ended September 30, 2005, the income tax provision includes a $0.8 million reduction in income tax expense (0.7% reduction in effective tax rate) resulting from a refund of interest paid in connection with the 2004 settlement of certain tax issues related to prior years. The effective tax rate for the nine months ended September 30, 2006 was lower than 2005 primarily because of the 2006 settlement with the IRS, which reduced the accrual of interest on taxes.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $17.0 million and $11.5 million for the three months ended September 30, 2006 and 2005, respectively, and $49.9 million and $38.6 million for the nine months ended September 30, 2006 and 2005, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales:
Chlor Alkali Products	$169.1	$151.5	$512.3	$453.5
Metals	578.2	347.1	1,610.8	1,036.0
Winchester	104.6	100.4	280.3	264.1

Total sales	$851.9	$599.0	$2,403.4	$1,753.6

Income before taxes:
Chlor Alkali Products(1)	$63.0	$57.3	$204.1	$180.7
Metals(1) (2)	7.3	2.0	36.5	29.0
Winchester	5.9	4.7	13.1	8.1
Corporate/Other:
Pension expense(3)	(3.7)	(0.6)	(11.6)	(1.7)
Environmental (provision) credit	(6.2)	11.8	(16.3)	4.2
Other corporate and unallocated costs	(17.4)	(22.4)	(52.6)	(56.1)
Restructuring charges	—	—	(15.7)	(0.3)
Other operating income	—	0.9	0.7	9.1
Interest expense	(5.1)	(4.3)	(15.3)	(14.8)
Interest income	2.6	1.6	8.5	4.0
Other income	0.4	0.2	1.6	1.3

Income before taxes	$46.8	$51.2	$153.0	$163.5

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Chlor Alkali Products	$12.3	$8.3	$37.1	$26.4
Metals	0.3	0.2	0.6	0.5

Earnings of non-consolidated affiliates	$12.6	$8.5	$37.7	$26.9

(2)	Metals segment income for the nine months ended September 30, 2006 includes a gain associated with the LIFO inventory liquidation of $13.5 million related to the closure of our Waterbury Rolling Mills operations as part of the 2006 Metals restructuring actions.
(3)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.

Chlor Alkali Products

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Chlor Alkali Products’ sales for the three months ended September 30, 2006 were $169.1 million compared to $151.5 million for the three months ended September 30, 2005, an increase of $17.6 million, or 12%. The sales increase was due to 5% higher volumes and higher ECU pricing, which increased 5% from the three months ended September 30, 2005. Our ECU netbacks, excluding our SunBelt joint venture, were approximately $540 for the three months ended September 30, 2006 compared to approximately $515 for the same period in 2005, an increase of 5%. Our operating rate for the three months ended September 30, 2006 was 92% of capacity, compared to 87% for the three months ended September 30, 2005. The operating rate for 2006 was affected by a scheduled five-day maintenance outage at our McIntosh facility, including the SunBelt facility, and shorter planned outages at our Augusta and Charleston facilities. The decreased operating rate for 2005 was affected by three hurricanes, which caused customer outages and disruptions to the transportation system.

Chlor Alkali posted segment income of $63.0 million for the three months ended September 30, 2006, compared to $57.3 million for the same period in 2005, an increase of $5.7 million, or 10%. Segment income was higher in 2006 because of higher selling prices ($5.5 million), increased volumes ($3.7 million), and favorable SunBelt operating results ($3.8 million), which were partially offset by higher operating costs ($7.5 million). Operating expenses increased primarily due to increases in distribution costs and manufacturing costs which include electricity.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Chlor Alkali Products’ sales for the nine months ended September 30, 2006 were $512.3 million compared to $453.5 million for the nine months ended September 30, 2005, an increase of $58.8 million, or 13%. The sales increase was due to higher ECU pricing, which increased 13% from the nine months ended September 30, 2005, and was partially offset by 2% lower volumes. Our ECU netbacks, excluding our SunBelt joint venture, were approximately $565 for the nine months ended September 30, 2006 compared to approximately $500 for the same period in 2005, an increase of 13%. Our operating rate for the nine months ended September 30, 2006 was 92% of capacity, compared to 93% for the nine months ended September 30, 2005.

Chlor Alkali posted segment income of $204.1 million for the nine months ended September 30, 2006, compared to $180.7 million for the same period in 2005, an increase of $23.4 million, or 13%. Segment income was higher in 2006 because of higher selling prices ($46.7 million) and favorable SunBelt operating results ($10.5 million), which were partially offset by higher operating costs ($28.6 million) and lower volumes ($5.5 million). Operating expenses increased primarily due to increases in distribution costs and manufacturing costs which include electricity.

Metals

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Sales for the three months ended September 30, 2006 were $578.2 million compared to sales of $347.1 million for the three months ended September 30, 2005, an increase of $231.1 million, or 67%. This increase reflects higher metal values as shipment volumes were equal to last year’s quarter. The COMEX copper price averaged $3.54 per pound in the third quarter of 2006 compared with $1.70 per pound in 2005, an increase of 108%.

Shipments to the electronics segment increased by 26% for the three months ended September 30, 2006, due primarily to increased demand as a result of an improved position with a key customer. Ammunition shipments increased 7% from last year while automotive, building products and coinage shipments declined by 15%, 2%, and 19%, respectively.

The Metals segment reported income of $7.3 million for the three months ended September 30, 2006 compared to $2.0 million in 2005, an increase of $5.3 million. The increased earnings were primarily due to improved product pricing ($12.3 million) and the cost benefit from the 2006 restructuring ($1.5 million), partially offset by higher operating costs ($8.8 million) which include higher metal melting loss costs ($4.8 million) and higher energy costs ($0.9 million). The price of copper and zinc increased by 108% and 159%, respectively, from the three months ended September 30, 2005. Natural gas and electricity prices increased 12% from the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Sales for the nine months ended September 30, 2006 were $1,610.8 million compared to sales of $1,036.0 million for the nine months ended September 30, 2005, an increase of $574.8 million, or 55%. This increase reflects higher metal values and 3% higher shipment volumes, partially offset by a product mix containing a lower metal component. The COMEX copper price averaged $3.06 per pound for the nine months ended September 30, 2006 compared with $1.57 per pound in 2005, an increase of 95%.

Shipments to the electronic segment increased by 42% for the nine months ended September 30, 2006, due primarily to increased demand as a result of an improved position with a key customer. Ammunition segment shipments increased 15% for the nine months ended September 30, 2006 while shipments to the building products and automotive segments declined by 4% and 10%, respectively. Coinage shipments were unchanged from 2005.

The Metals segment reported income of $36.5 million for the nine months ended September 30, 2006 compared to $29.0 million in 2005, an increase of $7.5 million. The increased segment income was due to a $13.5 million one-time LIFO inventory liquidation gain associated with the closure of our Waterbury facility. Metals segment income for 2006 also included a $2.3 million gain from the settlement of an insurance claim related to the 2004 fire that occurred in the electrical control room for the hot mill located in East Alton, IL. Metals earnings also increased due to improved product pricing ($16.8 million), higher shipment volumes ($6.6 million), and the cost benefit from the 2006 restructuring ($1.9 million), mainly offset by higher operating costs ($36.4 million) which include higher metal melting loss costs ($10.6 million) and higher energy costs ($5.3 million). The price of copper and zinc increased by 95% and 129%, respectively, from the nine months ended September 30, 2005. Natural gas and electricity prices increased 21% from the nine months ended September 30, 2005.

Winchester

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Sales were $104.6 million for the three months ended September 30, 2006 compared to $100.4 million for the three months ended September 30, 2005, an increase of $4.2 million, or 4%. Sales of ammunition to the domestic commercial customers increased $3.8 million. Shipments to law enforcement organizations also increased by $1.5 million for the three months ended September 30, 2006 compared to the same period in 2005. These increases were partially offset by lower shipments to the U.S. military.

Winchester reported segment income of $5.9 million for the three months ended September 30, 2006 compared to $4.7 million for the three months ended September 30, 2005, an increase of $1.2 million. The increase is due to the impact of higher selling prices and lower volumes ($4.9 million) and lower operating costs ($1.4 million), which were offset by increased commodity and material costs ($5.6 million).

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Sales were $280.3 million for the nine months ended September 30, 2006 compared to $264.1 million for the nine months ended September 30, 2005, an increase of $16.2 million, or 6%. Sales of ammunition to the domestic and international commercial customers increased $17.9 million due to higher selling prices and higher shipments. Shipments to law enforcement organizations also increased by $1.8 million for the nine months ended September 30, 2006 compared to the same period in 2005. These increases were partially offset by lower shipments to industrial and military customers.

Winchester reported segment income of $13.1 million for the nine months ended September 30, 2006 compared to $8.1 million for the nine months ended September 30, 2005, an increase of $5.0 million. Higher selling prices and the benefits from increased sales volumes ($16.3 million) were partially offset by increased commodity and material costs and higher operating costs ($10.9 million).

Corporate/Other

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

For the three months ended September 30, 2006, pension expense included in Corporate/Other was $3.7 million compared to $0.6 million for the three months ended September 30, 2005. The $3.1 million increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses, primarily investment losses on plan assets, from prior periods. On a total company basis, pension expense for the three months ended September 30, 2006 was $9.8 million compared to $6.6 million for the three months ended September 30, 2005.

For the three months ended September 30, 2006, charges to income for environmental investigatory and remedial activities were $7.1 million compared with $6.2 million in 2005. In addition, we had $0.9 million and $18.0 million, respectively, in recoveries from third parties of environmental costs incurred and expensed in prior periods. This provision relates primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2006, other corporate and unallocated costs were $17.4 million compared with $22.4 million in 2005, a decrease of $5.0 million, or 22%. Legal and legal-related settlement expenses, which were higher in the prior year due to costs associated with legacy environmental issues, decreased by $4.4 million, and incentive compensation decreased by $2.0 million, partially resulting from mark-to-market adjustments on stock-based compensation. These decreases were partially offset by third party fees of $1.2 million associated with the July 2006 debt exchange and stock option compensation expense of $0.7 million as a result of adopting SFAS No. 123R, which now requires share-based compensation to be expensed.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, pension expense included in Corporate/Other was $11.6 million compared to $1.7 million for the nine months ended September 30, 2005. The $9.9 million increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses from prior periods, primarily investment losses on plan assets, from prior periods. On a total company basis, pension expense for the nine months ended September 30, 2006 was $30.3 million compared to $19.6 million for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, charges to income for environmental investigatory and remedial activities were $17.2 million compared with $15.3 million in 2005. In addition, we had $0.9 million and $19.5 million, respectively, in recoveries from third parties of environmental costs incurred and expensed in prior periods. This provision relates primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. We currently estimate these charges to income for the full year to be in the $23 million range compared to $22.7 million in 2005. In addition to $0.9 million and $38.5 million, respectively, in recoveries from third parties of environmental costs incurred and expensed in prior periods.

For the nine months ended September 30, 2006, other corporate and unallocated costs were $52.6 million compared with $56.1 million in 2005, a decrease of $3.5 million, or 6%. Legal and legal-related settlement expenses, which were higher in the prior year due to costs associated with legacy environmental issues, decreased by $6.3 million and incentive compensation decreased by $1.4 million, partially resulting from mark-to-market adjustments on stock-based compensation. These decreases were partially offset by stock option compensation expense of $2.1 million as a result of adopting SFAS No. 123R, which now requires share-based compensation to be expensed, third party fees of $1.2 million associated with the July 2006 debt exchange, and increased salary costs of $0.6 million.

Outlook

For the three months ending December 31, 2006, we expect earnings to be in the $0.25 per diluted share range, which reflects normal seasonal weakness in each of the businesses. For the three months ended December 31, 2005 net income per diluted share of $0.45 included $30.4 million of pretax gains associated with environmental recoveries and a $2.5 million gain related to asset retirement obligations, partially offset by a $10.5 million pretax charge associated with an accounting change.

For the full year 2006, we expect Chlor Alkali and Winchester segment income to improve over 2005 levels, and we anticipate Metals segment income to exceed 2005 results when including the $13.5 million one-time LIFO inventory gain associated with the closure of our Waterbury facility.

For the three months ending December 31, 2006, Chlor Alkali earnings are expected to be similar to earnings in the three months ended December 31, 2005. We expect the ECU netback to decline from the three months ended September 30, 2006 and to fall below last years level; however, we anticipate that full-year 2006 netbacks will exceed 2005 levels.

For the three months ending December 31, 2006, Metals earnings are expected to decline compared to the three months ended December 31, 2005, as the impact of lower volumes and higher metal costs more than offset improved product pricing. During October, we saw a slowdown in demand from both automotive customers, who primarily impact our strip business, and building product customers, who impact the entire Metals group. Due to seasonal factors, the three months ending December 31 are typically the weakest quarter of the year in the Metals business. We continue to pursue further improvements in the cost structure of our Metals business. We have initiated planned inventory reduction programs within both the East Alton facility and our metal distribution business, and we continue to analyze additional cost reduction measures, including further facility closures or consolidations. On October 19, 2006, we announced that we are considering the possible closure of our New Haven Copper facility in Seymour, CT.

For the three months ending December 31, 2006, Winchester earnings are expected to be in the small loss to breakeven range, reflecting a normal seasonal pattern. The three months ending December 31 are typically Winchester’s weakest. In the fourth quarter of 2005, Winchester had a loss of $0.3 million.

Full year 2006 company-wide pension expense is projected to be approximately $39 million, compared to $26.2 million in 2005. This increase is due to the impact of a lower discount rate and the higher amortization of plan losses from prior periods, primarily investment losses. For the full year 2006, after giving consideration to the third quarter tax settlement, we believe the effective tax rate will be approximately 36%.

Environmental Matters

For the nine months ended September 30, 2006 and 2005, cash outlays for environmental matters were $21.4 million and $12.7 million, respectively, for environmental investigatory and remediation activities associated with former waste disposal sites and past manufacturing operations. Spending in 2006 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $35 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $6.8 million at September 30, 2006. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts were material to operating results in 2005 and have been material to operating results in 2006 and may be material to operating results in future years. Environmental provisions (credits) charged (credited) to income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Charges to Income	$7.1	$6.2	$17.2	$15.3
Recoveries from Third Parties of Costs Incurred and Expensed in Prior Periods	(0.9)	(18.0)	(0.9)	(19.5)

Total Provision (Credit)	$6.2	$(11.8)	$16.3	$(4.2)

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $98.7 million at September 30, 2006, $102.9 million at December 31, 2005, and $102.4 million at September 30, 2005 of which $63.7 million, $74.9 million, and $74.4 million were classified as other noncurrent liabilities, respectively. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.

These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $50 million to $60 million over the next several years, $25 million to $35 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties, and our ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” and therefore do not record gain contingencies and recognize income until it is earned and realizable. At September 30, 2006, December 31, 2005 and September 30, 2005, we have not recorded a gain contingency in the consolidated financial statements.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
Provided By (Used For) ($ in millions)	2006	2005
Qualified pension plan contributions	$(80.0)	$(6.0)
Net operating activities	(25.0)	169.8
Capital expenditures	(48.0)	(45.1)
Net investing activities	(87.8)	(13.3)
Issuance of common stock	10.3	10.6
Net financing activities	(48.0)	(76.7)

Operating Activities

For the nine months ended September 30, 2006, cash used for operating activities increased by $194.8 million from 2005. In 2006, working capital increased $63.8 million, primarily due to higher copper and zinc prices, which was partially offset by the decrease of days sales outstanding of approximately four days from the prior year. The 2006 cash from operations was affected by a $77.0 million increase in cash tax payments. These tax cash payments included the $44.0 million payment in the second quarter to the IRS for the expected settlement of tax matters from 1996 to 2002. During the nine months ended September 30, 2005, there were minimal cash tax payments due to the utilization of tax loss carryforwards. In 2006, we made a voluntary contribution of $80.0 million to our pension plan compared to a $6.0 million payment in 2005.

Investing Activities

Capital spending of $48.0 million in the nine months ended September 30, 2006 was $2.9 million higher than in the corresponding period in 2005. The increase was due in part to an increase in maintenance and reliability projects and bleach production capacity expansions, primarily in the Chlor Alkali Products operations. For the total year, we expect our capital spending to be approximately $85 to $90 million, which is higher than our anticipated depreciation, which is expected to be in the $74 million range. Dispositions of property, plant, and equipment consisted primarily of the proceeds from real estate transactions.

During 2006, we purchased $76.6 million of short-term investments to improve investment returns.

The 2006 increase in distributions from affiliated companies represents primarily our share of the SunBelt joint venture’s improved operating results, net of cash payments to affiliates.

Financing Activities

At September 30, 2006, we had $120.2 million available under our $160.0 million senior revolving credit facility with a group of banks because we issued $39.8 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

During the nine months ended September 30, 2006 and 2005, we issued 0.7 million and 0.7 million shares of common stock with a total value of $12.9 million and $12.7 million, respectively, to the CEOP. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends. We issued approximately 0.2 million and 0.4 million shares with a total value of $4.4 million and $7.7 million, representing stock options exercised for the nine months ended September 30, 2006 and 2005, respectively.

The percent of total debt to total capitalization decreased to 32% at September 30, 2006, from 38% at year-end 2005. The decrease was due primarily to the higher shareholders’ equity resulting from the net income for the nine-month period ended September 30, 2006 and a lower level of outstanding debt at September 30, 2006.

In the first three quarters of 2006 and 2005, we paid a quarterly dividend of $0.20 per share. In October 2006, our Board of Directors declared a dividend of $0.20 per share on our common stock, which is payable on December 11, 2006 to shareholders of record on November 10, 2006.

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

In July 2006, we issued $125.0 million of 2016 Notes and paid a premium of $18.8 million to the existing note holders in exchange for $125.0 million of 2011 Notes.

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations and short-term borrowings under our senior revolving credit facility. We also have access to the debt and equity markets.

Cash flow from operations is variable as a result of the cyclical nature of our operating results, which have been affected recently by the economic cycles in many of the industries we serve, such as vinyls, urethanes, pulp and paper, automotive, electronics, housing, and the telecommunications sectors. Cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $11 million annual change in our revenues and pretax profit when we are operating at full capacity. In addition, cash flow from operating activities is affected by the prices of copper and zinc. For example, assuming Metals segment shipment volumes remain the same, a $0.10 per pound change in the metal prices results in an approximate $4.0 million change in our investment in working capital.

Our current debt structure is used to fund our business operations. As of September 30, 2006, we had borrowings of $254.2 million, $2.9 million of which were issued at variable rates. We have entered into interest rate swaps on $101.6 million of our underlying fixed debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings under SFAS No. 133. Accordingly, the swap agreements have been recorded at their fair market value of $3.9 million and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to qualify for hedge accounting treatment with no ineffectiveness. Commitments from banks under our revolving credit facility are an additional source of liquidity.

In July 2006, we received proceeds of $0.4 million for the termination of a $30 million interest rate swap that was a fair value hedge for a portion of the $125 million 2011 Notes that were part of the July 2006 debt exchange.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2005, our guarantee of the notes was $73.1 million at September 30, 2006. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

During the third quarter, the “Pension Protection Act of 2006” became law. Among the stated objectives of the law is the protection of both pension beneficiaries and the financial health of the Pension Benefit Guaranty Corporation by requiring sponsors to fund defined benefit pension plans faster. We are assessing the impact of this law on us.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.” This statement requires that a company recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and measure benefit plan assets and benefit obligations as of the company’s balance sheet date. The measurement date of the assets and benefit obligations requirements will be effective for fiscal years ending after December 15, 2008. We currently use our year-end balance sheet date as our measurement date and, as a result, the new measurement date requirement will not have a material effect on our financial statements. The portion of this statement related to recognizing a net liability for the funded status becomes effective for fiscal years ending after December 15, 2006. Based on the December 31, 2005 actuarial information, we would record a pretax charge to other comprehensive income of approximately $125 million in the fourth quarter of 2006. By the time of adoption, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement relates to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement becomes effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. It is expected that this statement will not have a material effect on our financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” and APB Opinion No. 28, “Interim Financial Reporting.” This position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This position becomes effective for fiscal years beginning after December 15, 2006 and should be applied retrospectively for all financial statements presented. It is expected that this statement will not have a material effect on our financial statements.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). The bulletin provides guidance on assessing the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. This interpretation is effective for fiscal years beginning after December 15, 2006. This interpretation should not have a material impact on our financial statements.

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

The amounts below include the impact of recognizing stock-based compensation expense related to restricted stock, performance shares, and stock options. Compensation expense related to amounts to be settled in shares for deferred directors’ compensation, restricted stock, and performance shares were already being recognized before implementing SFAS No. 123R and totaled $0.5 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $1.9 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively. Total stock-based compensation expense related to stock options was as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense recognized:
Cost of goods sold	$0.1	$0.3
Selling and administration	0.7	2.1

Total decrease in income before taxes	0.8	2.4
Income tax benefit	(0.3)	(0.9)

Total decrease in net income	$0.5	$1.5

Decrease in net income per common share:
Basic	$0.01	$0.03

Diluted	$0.01	$0.03

Stock-based compensation expense was allocated to the operating segments for the portion related to employees whose compensation would be included in cost of goods sold with the remainder recognized in Corporate/Other. There were no significant capitalized stock-based compensation costs.

The total unrecognized compensation cost related to unvested stock options at September 30, 2006 was $5.2 million and was expected to be recognized over a weighted average period of 2.2 years. During the full year 2006, we expect to record approximately $3.3 million of stock-based compensation expense related to stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities, and our operations that use foreign currencies. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. We have established policies and procedures governing our management of market risks and the uses of financial instruments to manage exposure to such risks.

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials namely copper, lead, zinc, electricity, and natural gas used primarily in our Metals and Winchester segments, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of September 30, 2006, we maintained open positions on futures contracts totaling $94.8 million ($23.7 million at December 31, 2005 and $33.7 million at September 30, 2005). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $9.5 million ($2.4 million at December 31, 2005 and $3.4 million at September 30, 2005) increase in our cost of related inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of September 30, 2006, December 31, 2005, and September 30, 2005, we had borrowings of $254.2 million, $258.3 million, and $257.9 million, respectively, of which $2.9 million was issued at variable rates at both September 30, 2006 and December 31, 2005 and none at September 30, 2005. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $101.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument. Assuming no changes in the $101.6 million of variable-rate debt levels from year-end 2005 we estimate that a hypothetical change of 100 basis points in the LIBOR interest rates from year-end 2005 would impact interest expense by $1.0 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of September 30, 2006:

Underlying Debt Instrument	Swap Amount	Date of Swap	September 30, 2006 Floating Rate
	($ in millions)
9.125%, due 2011	$50.0	December 2001	8.885%
9.125%, due 2011	$25.0	March 2002	8.0 – 9.0	%(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.0% to 6.75%, due 2006-2017	$21.1	March 2002	5.38%
	$5.5	March 2002	5.52%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $1.1 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively.

In July 2006, we received proceeds of $0.4 million for the termination of a $30 million interest rate swap that was a fair value hedge for a portion of the $125 million 2011 Notes that were part of the July 2006 debt exchange.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2006	—	N/A	—
August 1-31, 2006	—	N/A	—
September 1-30, 2006	—	N/A	—
Total				154,076	(1)

(1)	On April 30, 1998, the issuer announced a share repurchase program approved by the Board of Directors for the purchase of up to 5 million shares of common stock. Through September 30, 2006, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

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

Date: November 1, 2006

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer