Form 10-K
period 2006-12-31
OLIN CORP
filed 2007-02-27
CIK 74303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $1,296,497,600 based on the closing sale price as reported on the New York Stock Exchange.

As of January 31, 2007, 73,487,596 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s 2007 Annual Meeting of Shareholders to be held on April 26, 2007	Part II, Part III

PART I

Item 1. BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a manufacturer concentrated in three business segments: Chlor Alkali Products, Metals and Winchester®. Chlor Alkali Products manufactures and sells chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 21% of 2006 sales. Metals products, which represent 67% of 2006 sales, include copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts and stainless steel and aluminum strip. Winchester products, which represent 12% of 2006 sales, include sporting ammunition, canister powder, reloading components, small caliber military ammunition and components, and industrial cartridges. See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In May 2006, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by Olin. Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the U.S. chlor alkali market. Chlorine and caustic soda are co-produced commercially primarily by the electrolysis of salt. These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The industry refers to this as an Electrochemical Unit or ECU. With a demonstrated capacity as of the end of 2006 of 1.23 million ECUs per year, including 50% of the production from our partnership with PolyOne Corporation, which we refer to as our SunBelt joint venture, we are the fourth largest chlor alkali producer in the United States, according to data from Chemical Market Associates, Inc. (CMAI). CMAI is a global petrochemical, plastics and fibers consulting firm established in 1979. According to CMAI data, we are the largest producer measured by production volume of chlorine and caustic soda in the eastern United States, with facilities located in McIntosh, AL, Charleston, TN, Augusta, GA, and Niagara Falls, NY. Since transportation costs can be a significant part of the final cost of the product to the customer, our close proximity to our caustic customers is an advantage. Approximately 60% of our caustic soda production is high purity membrane and rayon grade, which, according to CMAI data, normally commands a premium selling price in the market.

Our manufacturing facilities in Augusta, McIntosh, Charleston, and a portion of our facility in Niagara Falls are ISO 9001:2000 certified. ISO 9000 (which includes ISO 9001 and ISO 9002) and ISO 14000 (which includes ISO 14001) are sets of related international standards on quality assurance and environmental management developed by the International Organization for Standardization to help companies effectively document the quality and environmental management system elements to be implemented to maintain effective quality and environmental management systems. All four of these manufacturing facilities have also achieved Star status in the Voluntary Protection Program (VPP) of the Occupational Safety and Health Administration (OSHA). OSHA’s VPP is a program in which companies voluntarily participate that recognizes facilities for their exemplary safety and health programs. In 2006, Chlor Alkali successfully completed the effort to obtain accreditation under the RC 14001 Responsible Care® standard. All of our Chlor Alkali manufacturing sites and the division headquarters are certified to this comprehensive integrated management system. Supported by the chemical industry and recognized by government and regulatory agencies, RC14001 establishes requirements for the management of safety, health, environmental, security, transportation, product stewardship, and stakeholder engagement activities for the business.

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

Caustic soda has a wide variety of end-use applications, the largest of which is in the pulp and paper industry. Caustic soda is also used in the production of detergents and soaps, alumina and a variety of other inorganic and organic chemicals.

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added. Because chlorine and caustic are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product. Prices for both products respond rapidly to changes in supply and demand. Our ECU netbacks (defined as gross selling price less freight and discounts) averaged approximately $575 per ECU in the first half of 2006 and then decreased, with fourth quarter 2006 netbacks averaging approximately $520 per ECU.

Electricity and salt are the major purchased raw materials for our Chlor Alkali Products segment. Raw materials represent approximately 50% of the total cost of producing an ECU. Electricity is the single largest raw material component in the production of chlor alkali products. During the past three years, we experienced an increase in the cost of electricity from our suppliers due primarily to energy cost increases and regulatory requirements. We are supplied by utilities that primarily utilize coal, hydroelectric and nuclear power and have relatively minor exposure to natural gas. The majority of the salt used in our Chlor Alkali Products segment is produced from internal resources but we do purchase salt in the merchant market. The commodity nature of this industry places an added emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry. In addition, if market demand grows in the future, we believe the design of the SunBelt joint venture plant will enable us to expand capacity cost-effectively.

We also manufacture and sell other chlor alkali-related products and we recently invested in capacity and product upgrades in some of these areas. These products include hydrochloric acid, sodium hypochlorite, and potassium hydroxide. We also sell sodium hydrosulfite to paper, textile and clay bleaching customers.

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

Metals

Products and Services

We have been in the Metals business for 90 years. Based on Copper Development Association Inc. (CDA) data, we are a leading manufacturer of copper and copper alloy sheet, strip, plate, foil and brass rod in the United States. CDA acts as the central authoritative source of data and information pertaining to the U.S. copper and brass industry. While primarily processing copper and copper alloys, we also reroll and form other metals, such as aluminum and stainless steel. We believe we hold leading positions for premium priced, high performance alloys in the United States. We also supply high performance alloys to non-U.S. customers through exports, technology licensing, joint ventures and local distribution. Participants in the copper and copper alloy sheet and strip industry include integrated mills, reroll mills and distributors, with many participants engaging in multiple roles. We believe that we are the largest U.S. participant in each of these categories. We believe that our status as the largest U.S. participant affords us a favorable industry position. We also believe we are one of the lowest cost producers, a quality and service leader and a specialty product innovator.

All of our copper and copper alloy sheet and strip mills are ISO 9001:2000 certified covering the design and manufacture of copper-based alloys in strip form. Our brass rod mill is ISO 9001:2000 certified.

We maintain advantages over our competition through our patent-protected technologies. We believe our high performance alloys provide superior strength, conductivity and formability to customers in the automotive, electrical, electronic and telecommunications industries. We currently hold 37 U.S. patents associated with high performance alloys and 40 other U.S. patents related to various proprietary processing and technical capabilities, many of which are also registered in foreign jurisdictions. To further our global presence, we established a joint venture with Yamaha Corporation in Japan to produce high performance alloys, formed a technical alliance with Wieland-Werke A.G. of Germany under which we jointly develop new high performance alloys and participate in an alloy licensing arrangement and formed a joint venture with Luoyang Copper (Group) Ltd. in China to operate a metals service center to supply the growing Chinese demand. These relationships provide us with greater global reach and enable us to provide high performance alloys in Asia and Europe.

In addition, through sales of our clad metal, produced by a proprietary cladding process, we believe we are a major supplier of coinage metal to the U.S. Mint. We also supply coinage metal to other world governments. Our Metals segment produces ammunition cartridge cups for use captively in the manufacture of our Winchester sporting ammunition, which constitutes a small portion of our total Metals segment output. We also sell cartridge brass to other ammunition makers. This relationship with Winchester, along with our fabrication business, provides us with a captive customer base.

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

The following table lists products and services of our Metals business, with principal products highlighted in bold face.

Products and Services	Major End Uses	Plants & Facilities*	Major Raw Materials & Components for Products/Services
Copper & copper alloy sheet & strip (standard & high performance)	Electronic connectors, lead frames, electrical components, communications, automotive, builders’ hardware, coinage, ammunition	Bryan, OH East Alton, IL Seymour, CT** Waterbury, CT*** Iwata, Japan (Yamaha-Olin Metal Corporation)	copper, zinc & other nonferrous metals

Network of metals service centers	Electronic connectors, electrical components, communications, automotive, builders’ hardware, household products	Allentown, PA Alliance, OH Caguas, PR Carol Stream, IL Suwanee, GA Warwick, RI Watertown, CT Yorba Linda, CA Guangzhou, China Queretaro, Mexico	copper & copper alloy sheet, strip, rod, tube & steel & aluminum strip

Posit-bond® clad metal	Coinage strip & blanks	East Alton, IL	cupronickel, copper & aluminum

Rolled copper foil, Copperbond® foil, stainless steel strip	Printed circuit boards, electrical & electronic, automotive	Waterbury, CT	copper & copper alloy sheet, strip and foil and stainless steel strip

Copper alloy welded tube	Utility condensers, industrial heat exchangers, refrigeration & air conditioning, builders’ hardware, automotive	Cuba, MO	copper alloy strip

Fabricated products	Builders’ hardware, plumbing, automotive and ammunition components	East Alton, IL	copper and copper alloy, and stainless steel strip

Shaped brass rod	Plumbing, consumer durable goods, industrial machinery and equipment, and electrical and electronic parts	Montpelier, OH Los Angeles, CA (distribution center)	brass scrap

*	If site is not operated by Olin or a majority-owned, direct or indirect subsidiary, name of joint venture, affiliate or operator is indicated.
**	In November 2006, we announced our decision to close the New Haven Copper facility in Seymour, CT, which we expect to be completed in the second quarter of 2007. In conjunction with this action, we will consolidate these product activities into our other locations.
***	In June 2006, we substantially completed the closure of the Waterbury Rolling Mills facility in Waterbury, CT.

Strategies

Continue Profitable Growth Globally.    Our goal is to be a leading worldwide supplier of specialty copper-based products and related engineered materials. We intend to achieve this goal by building our high performance alloys business on a global basis. In 2004 and continuing through 2006, we took a number of steps to continue to grow our global presence including the start-up of our joint venture service center in Guangzhou, China, the development of new business opportunities in Europe and the acquisition and integration of the aluminum strip distribution assets of Metal Foils LLC in the United States.

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

Winchester

Products and Services

Winchester is in its 140th year of operation and its 76th year as part of Olin. Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers, law enforcement agencies and domestic and international militaries. We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Our legendary Winchester product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, canister powder, reloading components and industrial cartridges. We believe we are the leading U.S. supplier of small caliber commercial ammunition. As part of our continuous improvement initiatives, our manufacturing facilities located in East Alton, IL achieved ISO 9001:2000 certification in 2006.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors. Winchester has built its business with key high volume mass merchants and specialty sporting goods retailers. We have consistently developed industry-leading ammunition. In 2006, Winchester’s Supreme Elite™ XP3™ cartridge and Supreme Elite Xtended Range® Hi-Density waterfowl loads were awarded “2006 Best of the Best” awards from Field and Stream magazine. In addition, Winchester’s WinLite® low recoil shotgun target and hunting loads won “Best in Show” at the 2006 Shot Show.

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

CUSTOMERS AND DISTRIBUTION

During 2006, no single customer accounted for more than 4% of consolidated sales. Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 9% of consolidated sales in 2006. Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales. We sell some of our products, such as caustic soda, sporting ammunition, and metals products, to a large number of users or distributors, while we sell others, such as chlorine, in substantial quantities to a relatively small number of industrial users. We discuss the customers for each of our three businesses in more detail above under “Products and Services.”

We market most of our products and services primarily through our sales force and sell directly to various industrial customers, wholesalers, other distributors, and the U.S. Government and its prime contractors.

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

EMPLOYEES

As of December 31, 2006, we had approximately 6,000 employees, with 5,900 working in the United States and 100 working in foreign countries. Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.

Our labor contract with 203 employees at our Metals facility in Montpelier, OH is scheduled to expire in June of 2007.

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude these labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were $4.5 million in 2006, $4.2 million in 2005, and $3.9 million in 2004.

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

The business of most of our customers, particularly our vinyl, urethanes, pulp and paper, automotive, coinage, electrical connectors, telecommunications and housing customers, are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in some cases, lower average selling prices. Therefore, any significant downturn in our customers’ businesses or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations or financial condition. As a result of the depressed economic conditions beginning in the fourth quarter of 2000 and continuing through the first half of 2002, our vinyls, urethanes and pulp and paper customers had lower demand for our chlor alkali products. During the period 2000-2003, demand for Chlor Alkali Products was low enough to lead to plant shutdowns within the industry which resulted in about 12% of capacity being removed from North American production. When demand improved in early 2004, the operating rates increased to the mid to high 90% range, resulting in a tight supply/demand balance which resulted in increasing pricing. Lower demand in our Metals segment has adversely affected our business and results of operations since 2001. The rod industry has been negatively affected by customers’ migration to lower-cost, offshore locations and by continued reductions in capital spending in the industrial machinery segment and reduced demand for building and household products as a result of declines in commercial construction. In 2006, Metals U.S. demand was up approximately 3% from 2005. Metals demand in the automotive and building products segments was down in 2006, while ammunition, coinage, and electronics segment shipments all experienced increases over 2005.

Although we do not generally sell a large percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon a healthy economy beyond the United States. Our customers sell their products abroad. As a result, our business is affected by general economic conditions and other factors in Western Europe and most of East Asia, particularly China and Japan, including fluctuations in interest rates, customer demand, labor costs and other factors beyond our control. The demand for our customers’ products, and therefore, our products, is directly affected by such fluctuations. In addition, our customers could decide to move some or all of their production to lower cost, offshore locations, and this could reduce demand in the United States for our products. We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a further downturn in the Western European, Asian or world economies, increases in interest rates, unfavorable currency fluctuations or a prolonged slowdown in the coinage, electronic or telecommunications industries.

Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly declines in the ECU netback for chlorine and caustic.

Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical, metals and ammunition industries. We experience cycles of fluctuating supply and demand in each of our business segments, particularly in Chlor Alkali Products, which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. The industry build cycle, and its impact on industry pricing, has been most pronounced in our Chlor Alkali Products segment. For example, in 1995 and 1996, the chlor alkali industry was profitable due to a tight supply/demand balance, which resulted in both higher operating rates and higher ECU prices. Higher profits led to reinvestment to expand capacity. This new capacity became operational in 1998 and 1999, resulting in industry over-capacity. This imbalance was exacerbated by falling demand as a result of the Asian financial crisis. The supply/demand imbalance resulted in both lower operating rates and lower ECU prices, and in 1999, many chlor alkali producers had operating losses. The supply/demand balance improved due to improved economic conditions in 2000 compared to 1999, and ECU prices increased in 2000 compared to 1999. As the U.S.

and world economies deteriorated in 2001 and through the first half of 2002, the chlor alkali industry again experienced a period of oversupply because of lower industry demand for both chlorine and caustic. During the 2000-2003 timeframe about 12% of North American production capacity was shut down which caused operating rates to improve without much improvement in demand. In late 2003 and early 2004, chlorine demand began to strengthen and operating rates increased to the mid to high 90% range. Caustic demand began to strengthen by mid year 2004 and supplies of both products remained in balance through 2005; however, during the fourth quarter 2005 and first quarter 2006, supply and demand were impacted by Hurricane Katrina. Additionally, no new significant capacity became available during 2005/2006, and this, along with improved economic conditions, resulted in price increase initiatives. In October 2006, Dow closed its Fort Saskatchewan Chlor Alkali facility in Western Canada. It is believed the closure of this plant will have limited impact on Olin, and customers in this area will be served mainly from offshore, particularly Asia. Overall, this will serve as a logical destination for the excess capacity coming on-stream in Asia. New capacity is expected to come on line in the U.S. during the fourth quarter 2007, and it is expected this will have a negative effect on pricing for the North American Chlor Alkali industry. Another factor influencing demand for chlorine and caustic soda is the price of natural gas. Higher natural gas prices increase our customers’ manufacturing costs, and depending on the ratio of crude oil to gas prices, could make them less than competitive in world markets; and therefore, may result in reduced demand for our products. Continued expansion offshore, particularly in Asia, will continue to have an impact on the ECU values as imported caustic soda replaces some capacity in the U.S.

Price in the chlor alkali industry is a major supplier selection criterion. We have little or no ability to influence prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $11.0 million annual change in our revenues and pretax profit when we are operating at full capacity. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and by controlling transportation, selling, and administration expenses, we cannot assure you that these efforts will be sufficient to offset fully the effect of changes in pricing on operating results.

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

In September 2006, we made a voluntary pension plan contribution of $80.0 million. In accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” we recorded an after-tax credit of $54.5 million ($89.2 million pretax) to Shareholders’ Equity as a result of a decrease in the accumulated pension benefit obligation, which primarily resulted from a 25-basis point increase in the plan discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the contribution. In September 2005, we made a voluntary pension plan contribution of $6.1 million in order to maintain a 90% funded level under the Employee Retirement Income and Security Act (ERISA) criteria used to determine funding levels. In 2005, a 25-basis point decline in interest rates and the cost impact of contractual pension plan changes more than offset the increase in the value of the plan assets. Therefore, we recorded in December 2005 an after-tax charge of $29.2 million ($47.8 million pretax) as a result of an increase in the accumulated pension benefit obligation. In 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires us to record a net liability or asset to report the funded status of our defined benefit pensions and postretirement plans on our balance sheet. As a result, we recorded an after-tax charge of $39.7 million and $33.6 million, respectively ($65.0 million and $55.0 million pretax, respectively). The non-cash charges to Shareholders’ Equity does not affect our ability to borrow under our revolving credit agreement.

The determinations of pension expense and pension funding are based on a variety of rules and regulations. Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets. They may also result in higher pension costs, additional financial statement disclosure, and accelerate and increase the need to fully fund the pension plan. During the third quarter of 2006, the “Pension Protection Act of 2006” became law. Among the stated objectives of the law are the protection of both pension beneficiaries and the financial health of the Pension Benefit Guaranty Corporation (PBGC). To accomplish these objectives, the new law requires sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums. The impact of the law cannot be fully assessed until all the implementation rules are published, but the law does require defined benefit plans to be fully funded in 2011. This will accelerate and potentially increase our pension plan funding requirements.

In addition, the impact of declines in global equity and bond markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension in future years. For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have increased or decreased, respectively, the 2006 qualified pension plan cost by approximately $12.4 million.

Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension costs for 2006 and the projected benefit obligation as of December 31, 2006 would have increased pension costs by $5.0 million and the projected benefit obligation by $86.4 million. A 50-basis point increase in the discount rate used to calculate pension costs for 2006 and the projected benefit obligation as of December 31, 2006 would have decreased pension costs by $5.9 million and the projected benefit obligation by $87.3 million.

Environmental Costs—We have ongoing environmental costs, which could have a material adverse effect on our financial position or results of operations.

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

The chemical industry, including the chlor alkali industry, has proactively responded to the issues related to national security and environmental concerns by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Government at the local, state, and federal levels also has begun regulatory processes which could lead to new regulations that would impact the security of chemical plant locations and the transportation of hazardous chemicals. Our Chlor Alkali business could be adversely impacted by the cost of complying with any new regulations. Our business also could be adversely affected because of an incident at one of our facilities or while transporting product. The extent of the impact would depend on the requirements of future regulations and the nature of an incident, which are unknown at this time.

Indebtedness—Our indebtedness could adversely affect our financial condition and limit our ability to grow and compete, which could prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2006, we had $253.9 million of indebtedness outstanding, including $3.6 million representing the fair value related to $101.6 million of interest rate swaps in effect at December 31, 2006 and excluding our guarantee of $67.0 million of indebtedness of our SunBelt joint venture. This does not include our

$160.0 million senior credit facility on which we had $120.2 million available on that date because we had issued $39.8 million of letters of credit. As of December 31, 2006, our indebtedness represented 32% of our total capitalization.

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

At December 31, 2006, we had interest rate swaps of $101.6 million, which convert a portion of our fixed rate debt to a variable rate. As a result, 42% of our indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, our costs relative to those obligations would also rise. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” and “Liquidity and Other Financing Arrangements.”

Labor Matters—We cannot assure you that we can conclude future labor contracts or any other labor agreements without work stoppages.

Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes. Our labor contract with 203 employees at our Metals facility in Montpelier, OH is scheduled to expire in June of 2007.

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude future labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

We have manufacturing sites at 20 separate locations in 12 states and Puerto Rico, and two manufacturing sites and two metal service centers in four foreign countries, including the Yamaha-Olin Metal Corporation joint venture facility. The metals service center in China became operational in the first quarter of 2004. Most manufacturing sites are owned although a number of small sites are leased. We listed the locations at or from which our products and services are manufactured, distributed, or marketed in the tables set forth under the caption “Products and Services.”

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

As part of the continuing environmental investigation by federal, state and local governments of waste disposal sites, we have entered into a number of settlement agreements requiring us to participate in the investigation and cleanup of a number of sites. Under the terms of such settlements and related agreements, we may be required to manage or perform one or more elements of a site cleanup, or to manage the entire remediation activity for a number of parties, and subsequently seek recovery of some or all of such costs from other Potentially Responsible Parties (PRPs). In many cases, we do not know the ultimate costs of our settlement obligations at the time of entering into particular settlement agreements, and our liability accruals for our obligations under those agreements are often subject to significant management judgment on an ongoing basis. Those cost accruals are provided for in accordance with generally accepted accounting principles and our accounting policies set forth in the environmental matters section in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the three months ended December 31, 2006.

Executive Officers of the Registrant as of February 27, 2007

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (56)	Chairman, President and Chief Executive Officer	1996
Stephen C. Curley (55)	Vice President and Treasurer	2005
John E. Fischer (51)	Vice President and Chief Financial Officer	2004
G. Bruce Greer, Jr. (46)	Vice President, Strategic Planning	2005
Jeffrey J. Haferkamp (52)	Vice President and President, Olin Brass	2005
Richard M. Hammett (60)	Vice President and President, Winchester Division	2005
Dennis R. McGough (58)	Vice President, Human Resources	2005
John L. McIntosh (52)	Vice President and President, Chlor Alkali Products Division	1999
George H. Pain (56)	Vice President, General Counsel and Secretary	2002
Todd A. Slater (43)	Vice President and Controller	2005

No family relationship exists between any of the above named executive officers or between any of them and any of our directors. Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

J. D. Rupp, J. L. McIntosh, and G. H. Pain have served as executive officers for not less than the past five years.

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

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 31, 2007, we had 5,673 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange and Chicago Stock Exchange.

The high and low sales prices of our common stock during each quarterly period in 2006 and 2005 are listed below. A dividend of $0.20 per common share was paid during each of the four quarters in 2006 and 2005.

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$22.00	22.65	18.32	17.70
Low	19.47	16.39	14.22	15.20

2005
Market price of common stock per New York Stock Exchange composite transactions
High	$25.35	23.79	20.00	20.15
Low	20.22	17.09	17.51	16.65

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2006	—	N/A	—
November 1-30, 2006	—	N/A	—
December 1-31, 2006	—	N/A	—
Total				154,076	(1)

(1)	On April 30, 1998, we announced a share repurchase program approved by our board of directors for the purchase of up to 5 million shares of common stock. Through December 31, 2006, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders(2)	3,016,900	(3)	$19.16	(3)	3,725,548
Equity compensation plans not approved by security holders(4)	N/A	(4)	N/A	(4)	N/A	(4)

Total	3,016,900		$19.16	(3,4)	3,725,548

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.
(2)	Consists of the 2000 Long Term Incentive Plan, the 2003 Long Term Incentive Plan, the 2006 Long Term Incentive Plan and the 1997 Stock Plan for Non-employee Directors. Does not include information about the equity compensation plans listed in the table below, which have expired. No additional awards may be granted under those expired plans. As of December 31, 2006:

Plan Name	Expiration Date	Number of Securities Issuable Under Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Term
1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries	4/30/98	18,400	$27.17	1.1 years
Olin 1991 Long Term Incentive Plan	4/30/01	689,490	$18.97	2.0 years
1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries	1/25/06	2,378,520	$21.03	2.5 years

(3)	Includes:

•

2,471,696 shares issuable upon exercise of options with a weighted average exercise price of $19.16, and a weighted average remaining term of 7.4 years, (which include 854,000 shares subject to performance accelerated vesting options, that vest on the earlier of December 27, 2009, or the tenth day in any 30 calendar day period upon which the average of the high and low per share sales prices of Olin’s common stock as reported on the consolidated transaction system for New York Stock Exchange issues is at or above $28.00),

•	77,100 shares issuable under restricted stock unit grants, with a weighted average remaining term of 1.3 years,
•	301,903 shares issuable in connection with outstanding performance share awards, with a weighted average term of 1.2 years remaining in the performance measurement period, and
•	150,268 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees, and dividends on deferred stock under the plan.

(4)	Does not include information about equity compensation plans assumed in connection with the acquisition of Chase Industries Inc. in September 2002 by merger. No additional awards may be granted under those assumed plans. As of December 31, 2006, options for a total of 166,201 shares, with a weighted average exercise price of $21.91 per share, and a weighted average remaining term of 1.7 years, were outstanding under the various plans assumed in connection with that acquisition.

Does not include a total of 339,422 shares issuable upon the exercise of outstanding options under the Arch Chemicals, Inc. 1999 Long Term Incentive Plan, with a weighted average exercise price of $26.09, and a weighted average remaining term of 0.7 years. No additional options or other awards may be issued under that plan.

Item 6. SELECTED FINANCIAL DATA

ELEVEN-YEAR SUMMARY

($ and shares in millions, except per share data)	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
Operations
Sales	$3,152	$2,357	$1,997	$1,557	$1,272	$1,232	$1,496	$1,395	$1,504	$1,572	$1,817
Cost of Goods Sold	2,797	1,999	1,765	1,382	1,155	1,091	1,240	1,215	1,239	1,276	1,455
Selling and Administration	177	176	141	127	112	111	121	122	123	132	155
Research and Development	4	4	4	5	5	5	5	7	10	8	20
Gain (Loss) on Sales and Restructuring of Businesses and Spin-off costs	(18)	—	(10)	(31)	—	(39)	—	—	(63)	—	179
Other Operating Income	7	9	6	—	—	6	—	—	—	—	7
Earnings (Loss) of Non-consolidated Affiliates	46	38	10	8	(7)	(8)	2	(11)	—	1	2
Interest Expense	20	20	20	20	26	17	16	16	17	24	27
Interest and Other Income	13	20	6	4	6	17	5	3	7	14	4

Income (Loss) before Taxes from Continuing Operations	202	225	79	4	(27)	(16)	121	27	59	147	352
Income Tax Provision (Benefit)	52	86	28	4	4	(5)	46	10	21	50	125

Income (Loss) from Continuing Operations	150	139	51	—	(31)	(11)	75	17	38	97	227
Discontinued Operations, Net	—	—	4	1	—	2	6	4	40	56	53
Cumulative Effect of Accounting Change, Net	—	(6)	—	(25)	—	—	—	—	—	—	—

Net Income (Loss)	$150	$133	$55	$(24)	$(31)	$(9)	$81	$21	$78	$153	$280

Financial Position
Cash and Cash Equivalents and Short-Term Investments	$276	$304	$147	$190	$136	$202	$82	$46	$75	$185	$605
Working Capital, excluding Cash and Cash Equivalents and Short-Term Investments	235	203	244	174	240	68	161	206	150	88	(220)
Property, Plant and Equipment, Net	487	482	478	495	545	469	475	468	475	517	400
Total Assets	1,637	1,797	1,618	1,432	1,413	1,207	1,107	1,063	1,589	1,707	2,118
Capitalization:
Short-Term Debt	2	1	52	27	2	102	1	1	1	8	137
Long-Term Debt	252	257	261	314	346	330	228	229	230	262	271
Shareholders’ Equity	543	427	356	176	231	271	329	309	790	879	946

Total Capitalization	$797	$685	$669	$517	$579	$703	$558	$539	$1,021	$1,149	$1,354

Per Share Data
Net Income (Loss)
Basic:
Continuing Operations(1)	$2.06	$1.96	$0.74	$0.01	$(0.63)	$(0.26)	$1.66	$0.36	$0.79	$1.91	$4.30
Discontinued Operations, Net	—	—	0.06	0.01	—	0.04	0.14	0.09	0.85	1.11	1.04
Accounting Change, Net	—	(0.09)	—	(0.44)	—	—	—	—	—	—	—

Net Income (Loss)	2.06	1.87	0.80	(0.42)	(0.63)	(0.22)	1.80	0.45	1.64	3.02	5.34

Diluted:
Continuing Operations(1)	2.06	1.95	0.74	0.01	(0.63)	(0.26)	1.66	0.36	0.79	1.90	4.26
Discontinued Operations, Net	—	—	0.06	0.01	—	0.04	0.14	0.09	0.84	1.10	1.01
Accounting Change, Net	—	(0.09)	—	(0.44)	—	—	—	—	—	—	—

Net Income (Loss)	2.06	1.86	0.80	(0.42)	(0.63)	(0.22)	1.80	0.45	1.63	3.00	5.27

Cash Dividends
Common (historical)	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.90	1.20	1.20	1.20
Common (continuing operations)	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80
ESOP Preferred (annual rate)	—	—	—	—	—	—	—	—	—	—	5.97
Market Price of Common Stock:
High	22.65	25.35	22.99	20.53	22.60	22.75	23.19	19.88	49.31	51.38	48.00
Low	14.22	16.65	15.20	14.97	13.85	12.05	14.19	9.50	23.88	35.38	34.88
Year End	16.52	19.68	22.02	20.06	15.55	16.14	22.13	19.81	28.31	46.88	37.63
Other
Capital Expenditures	$81	$81	$55	$54	$41	$64	$93	$73	$78	$76	$74
Depreciation	72	72	72	80	85	84	78	78	76	76	84
Common Dividends Paid	58	57	56	47	39	35	36	41	58	61	60
Purchases of Common Stock	—	—	—	—	3	14	20	11	112	163	—
Current Ratio	2.3	2.4	2.2	2.2	2.5	1.8	1.9	2.0	1.8	1.8	1.6
Total Debt to Total Capitalization(2)	31.8%	37.7%	46.8%	65.9%	60.0%	61.5%	41.1%	42.7%	22.6%	23.5%	30.1%
Effective Tax Rate	25.7%	38.1%	35.8%	76.5%	n/a	30.9%	38.1%	37.0%	35.6%	34.0%	35.5%
Average Common Shares Outstanding	72.8	71.6	68.4	58.3	49.4	43.6	45.0	45.4	47.9	50.5	50.0
Shareholders	5,700	6,100	6,400	6,800	7,200	7,500	8,000	8,600	9,200	10,600	11,300
Employees(3)	6,000	5,900	5,800	5,500	5,900	5,600	6,300	6,700	6,400	6,600	6,200

Our Selected Financial Data reflects the following businesses as discontinued operations: Olin Aegis in 2004, the spin off of Arch Chemicals, Inc. (our specialty chemicals business) in 1999 and Primex Technologies, Inc. (our Ordnance and Aerospace businesses) in 1996.

(1)	Includes gain of $2.20 on sale of the isocyanates business in 1996.
(2)	Excluding reduction to equity for the Employee Stock Ownership Plan in 1996.
(3)	Employee data exclude employees who worked at government-owned/contractor-operated facilities.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS BACKGROUND

Our manufacturing operations are concentrated in three business segments: Chlor Alkali Products, Metals, and Winchester. All three are capital intensive manufacturing businesses with operating rates closely tied to the general economy. Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity. Our Chlor Alkali Products business is a commodity business where all supplier products are similar and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. While a majority of Metals sales are of a commodity nature, this business has a significant volume of specialty engineered products targeted for specific end-uses. In these applications, technical capability and performance differentiate the product and play a role in product selection and thus price is not the only selection criterion. Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

RECENT DEVELOPMENTS AND HIGHLIGHTS

2006 Year

On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Waterbury Rolling Mills brass manufacturing facility in Waterbury, CT (“Waterbury facility”) and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of our Metals service center facilities by consolidating certain activities into another service center facility, and make overhead reductions in the Metals business affecting approximately 20 employees. We based our decision on our evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We substantially completed these activities by June 30, 2006. As a result of these cost reduction efforts, we recorded a pretax restructuring charge of $15.7 million in the first quarter. In the fourth quarter, primarily as a result of realizing more proceeds from equipment sales than expected, we reduced our previously established restructuring reserve related to the Waterbury facility by $1.6 million. The net restructuring charge of $14.1 million primarily included lease and other contract termination costs ($8.0 million), write-off of equipment and facility costs ($2.8 million), and employee severance and related benefit costs ($3.3 million). We expect to incur cash expenditures of $10.3 million related to this restructuring charge. These actions are expected to generate $9.0 million to $10.0 million of annual pretax savings, and the implementation of these actions was cash neutral in 2006. The impact of this restructuring charge was substantially offset by a last-in, first-out (LIFO) inventory liquidation gain of $13.5 million realized related to the closure of our Waterbury facility.

On November 27, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our New Haven Copper Company facility in Seymour, CT (“Seymour facility”) and consolidate some of those production activities into other Olin locations. We currently expect to complete the closing of the Seymour facility during the second quarter of 2007. We based our decision on our evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We recorded a one-time pretax restructuring charge of $3.5 million in the fourth quarter. This restructuring charge included facility costs and equipment write-offs ($2.4 million), employee severance and related benefit costs ($0.9 million), and other contract termination costs ($0.2 million). We expect to incur cash expenditures of $1.6 million related to this restructuring. These actions are expected to generate $2.0 million of annual pretax savings. The impact of this restructuring charge was more than offset by a LIFO inventory liquidation gain of $10.4 million realized related to the closure of our Seymour facility.

Our total restructuring charge for 2006 was $17.6 million. It is expected that an additional restructuring charge of approximately $2.0 million will be recorded in 2007 associated with these Metals restructuring actions.

In April 2006, we reached an agreement in principle and expected a settlement with the Internal Revenue Service (IRS) on certain outstanding federal tax exposures. On July 10, 2006, the settlement was finalized. This settlement, which includes the periods 1996 to 2002, relates primarily to the tax treatment of capital losses generated in 1997. We made payments of $46.7 million and expect to make additional payments of approximately $2.0 million in 2007 to the IRS and various state and local jurisdictions, which was less than the amount previously reserved. As a result, income tax expense in 2006 was reduced by $21.6 million associated with the settlement and other tax matters.

On June 26, 2006, we commenced an offer to exchange a new series of notes due in 2016 and cash for up to $125.0 million of the $200.0 million 9.125% senior notes due in 2011 (2011 Notes). On July 11, 2006, we announced that approximately $160.0 million aggregate principal amount of the 2011 Notes had been validly tendered for exchange. Since more than $125.0 million of the 2011 Notes had been tendered, the new notes were issued on a pro rata basis in accordance with the terms of the exchange offer. On July 28, 2006, we issued $125.0 million of 6.75% senior notes due in 2016 (2016 Notes) and paid a premium of $18.8 million to the existing note holders in exchange for $125.0 million of 2011 Notes. We expensed $1.2 million of third party fees associated with the exchange.

During the fourth quarter of 2006, we recorded a $6.0 million insurance recovery for Hurricane Katrina business interruption experienced in our Chlor Alkali Products operations in 2005 and early 2006. In the second quarter of 2006, we recorded a $2.3 million gain from the settlement of an insurance claim related to the 2004 fire that occurred in the electrical control room at the hot mill located in East Alton, IL.

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

On April 29, 2004, a fire occurred in the electrical control room for the hot mill located in East Alton, IL. The hot mill was returned to full operation in mid-May. The full-year costs relative to the fire were incurred by the Metals segment in the second quarter and were $4.7 million pretax.

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

On July 30, 2004, we entered into a $160.0 million five-year senior revolving credit facility that replaced the $140.0 million senior revolving credit facility. This credit facility expires on July 30, 2009. Borrowing options, restrictive covenants and the letter of credit subfacility are similar to or better than those of the previous senior revolving credit facility.

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

PENSION AND POSTRETIREMENT BENEFITS

Under SFAS No. 87, we recorded a $220.0 million after-tax charge ($360.0 million pretax) to Shareholders’ Equity as of December 31, 2002, reflecting an accumulated pension benefit obligation in excess of the year-end market value of assets of our pension plan. In 2003, the decline in interest rates more than offset a significant rebound in the value of the plan’s assets, which necessitated the recording of an additional after-tax charge of $19.5 million ($32.2 million pretax). On February 6, 2004, we made a voluntary contribution of $125.0 million to the pension plan with the proceeds from the issuance of common stock. In September 2004, we made a second voluntary contribution of $43.0 million to the pension plan. These 2004 voluntary contributions improved the funded status of the pension plan. In addition, the 2004 contributions eliminated a PBGC variable rate premium of $3.0 million that would have otherwise become payable from the pension plan assets in 2004. In 2004, the decline in interest rates resulted in a 25-basis point discount rate reduction that more than offset the increases in the value of the plan’s assets. Therefore, we recorded in December 2004 an additional after-tax charge of $23.7 million ($38.8 million pretax) as a result of an increase in the accumulated pension benefit obligation. In September 2005, we made a voluntary pension plan contribution of $6.1 million in order to maintain a 90% funded level under the Employee Retirement Income and Security Act (ERISA) criteria used to determine funding levels. In 2005, an additional 25-basis point decline in interest rates and the cost impact of contractual pension plan changes more than offset the increase in the value of the plan assets. Therefore, we recorded in December 2005 an additional after-tax charge of $29.2 million ($47.8 million pretax) as a result of an increase in the accumulated pension benefit obligation.

In September 2006, we made a voluntary pension plan contribution of $80.0 million. In 2006, we recorded an after-tax credit of $54.5 million ($89.2 million pretax) to Shareholders’ Equity as a result of a decrease in the accumulated pension benefit obligation, which primarily resulted from a 25-basis point increase in the plan discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the contribution. In 2006 we adopted SFAS No. 158, which required us to record a net liability to report the funded status of our defined benefit pension and other postretirement plans on our balance sheet. As a result, we recorded after-tax charges to Shareholders’ Equity of $39.7 million and $33.6 million for the pension and other postretirement plans, respectively, ($65.0 million and $55.0 million pretax, respectively). The non-cash charges to Shareholders’ Equity do not affect our ability to borrow under our revolving credit agreement.

Based on revised assumptions and estimates, we believe no mandatory contributions will be required until 2009. We may elect to make selective voluntary contributions, when appropriate. During the third quarter of 2006, the “Pension Protection Act of 2006” became law. Among the stated objectives of the law are the protection of both pension beneficiaries and the financial health of the PBGC. To accomplish these objectives, the new law requires sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums. The impact of the law cannot be fully assessed until all the implementation rules are published but the law does require defined benefit plans to be fully funded in 2011. This will accelerate and potentially increase our pension plan funding requirements.

CONSOLIDATED RESULTS OF OPERATIONS

	2006	2005	2004
	($ in millions, except per share amounts)

Sales	$3,151.8	$2,357.7	$1,996.8
Cost of Goods Sold (exclusive of the LIFO inventory liquidation gains shown below)	2,823.0	1,999.7	1,765.2
LIFO Inventory Liquidation Gains	25.9	0.9	0.3

Gross Margin	354.7	358.9	231.9
Selling and Administration	176.9	176.3	141.0
Research and Development	4.5	4.2	3.9
Restructuring Charges	17.6	0.3	9.6
Other Operating Income	6.7	9.1	5.5

Operating Income	162.4	187.2	82.9
Earnings of Non-consolidated Affiliates	46.0	38.5	10.1
Interest Expense	20.3	19.9	20.2
Interest Income	11.8	18.3	1.9
Other Income	1.5	1.5	4.5

Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change	201.4	225.6	79.2
Income Tax Provision	51.7	85.9	28.5

Income from Continuing Operations before Cumulative Effect of Accounting Change	149.7	139.7	50.7
Discontinued Operations:
Income from Discontinued Operations, Net	—	—	0.6
Gain on Disposal of Discontinued Operations, Net	—	—	3.5

Income before Cumulative Effect of Accounting Change	149.7	139.7	54.8
Cumulative Effect of Accounting Change, Net	—	(6.4)	—

Net Income	$149.7	$133.3	$54.8

Basic Income per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$2.06	$1.96	$0.74
Income from Discontinued Operations, Net	—	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	—	0.05
Cumulative Effect of Accounting Change, Net	—	(0.09)	—

Net Income	$2.06	$1.87	$0.80

Diluted Income per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$2.06	$1.95	$0.74
Income from Discontinued Operations, Net	—	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	—	0.05
Cumulative Effect of Accounting Change, Net	—	(0.09)	—

Net Income	$2.06	$1.86	$0.80

2006 Compared to 2005

For 2006, total company sales were $3,151.8 million compared with $2,357.7 million last year, an increase of $794.1 million, or 34%. Chlor Alkali Products sales increased by $55.9 million, or 9%, from last year due to higher ECU prices, which increased approximately 8%. Chlor Alkali Products shipment volumes decreased slightly from the prior year. In the Metals segment, sales increased by $709.4 million, or 51%, over 2005. The increase in Metals segment sales was primarily the result of increased metal prices. Average copper and zinc prices increased 84% and 137%, respectively, during 2006. Winchester sales increased by $28.8 million, or 8%, from 2005 primarily due to increased selling prices and shipments to commercial customers.

Gross margin decreased $4.2 million, or 1%, from 2005, primarily as a result of higher pension costs and higher environmental costs offset by higher ECU selling prices for Chlor Alkali Products and $25.9 million of LIFO inventory liquidation gains primarily associated with the closure of the Waterbury and Seymour facilities as part of the 2006 Metals restructuring program. Gross margin was also impacted by recoveries from third parties of environmental costs incurred and expensed in prior periods of $1.2 million in 2006 compared to $38.5 million in 2005. Gross margin as a percentage of sales decreased to 11% in 2006 from 15% in 2005. This margin percentage decrease reflects higher Metals sales resulting from increased metal values, higher pension costs, which includes a $5.4 million pension curtailment charge resulting from the transition of a portion of the Metals and Winchester hourly workforce from a defined benefit pension plan to a defined contribution pension plan, higher environmental costs, offset in part by the higher ECU selling prices, and the LIFO inventory liquidation gains.

Selling and administration expenses as a percentage of sales were 6% in 2006 and 7% in 2005. Selling and administration expenses in 2006 were higher by $0.6 million than 2005 primarily due to increased pension expenses ($5.1 million), higher stock option compensation expense as a result of adopting SFAS No. 123R, which now requires share-based compensation to be expensed ($2.9 million), increased salary costs ($3.0 million) primarily resulting from normal escalation, third party fees associated with the July 2006 debt exchange ($1.2 million), higher consulting fees ($2.8 million), and increased incentive compensation ($0.8 million). These increases were substantially offset by a lower level of legal and legal-related settlement expenses ($11.4 million), which were higher in the prior year due to costs associated with legacy environmental issues, lower bad debt expense ($1.4 million), decreased rent charges ($1.2 million) primarily due to the relocation of our corporate office in Connecticut, and reduced insurance costs ($1.1 million).

Restructuring charges of $17.6 million for 2006 related to the closure of the Waterbury and Seymour facilities in the Metals segment, and primarily included lease and other contract termination costs, facility costs and equipment write-offs, and employee severance and related benefit costs. Restructuring charges of $0.3 million for 2005 were for the corporate office relocation, and included primarily employee severance and related benefit costs.

Other operating income for 2006 included a $6.0 million insurance recovery for Hurricane Katrina business interruption experienced in 2005 and early 2006 in our Chlor Alkali Products operations and a gain of $0.7 million on the disposition of a former manufacturing plant. Other operating income for 2005 included the gains on the disposition of three real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other two transactions represented the disposition of land associated with former manufacturing plants.

The earnings of non-consolidated affiliates were $46.0 million for 2006, an increase of $7.5 million from 2005, primarily due to higher ECU selling prices and increased volumes at the SunBelt joint venture.

Interest expense increased by $0.4 million, or 2%, in 2006, due to the effect of higher short-term interest rates, offset in part by a lower level of outstanding debt.

Interest income for 2006 decreased by $6.5 million compared to 2005. The 2005 interest income included interest of $11.4 million associated with the recoveries from third parties of environmental costs incurred and expensed in prior periods and $0.3 million of interest received from the disposition of real estate. These items were partially offset in 2006 by increased interest income for investments on short-term marketable securities which improved returns, higher short-term interest rates, and higher average cash balances.

The effective tax rate for 2006 included a $21.6 million reduction in income tax expense associated with the settlement of certain audit issues related to the audits for the years 1996 to 2002, principally the tax treatment of capital losses generated in 1997 and other tax matters. The effective tax rate for 2006 of 36.4%, which was offset by the $21.6 million reduction, is higher than the 35% U.S. federal statutory rate primarily due to state income taxes offset in part by the domestic manufacturing deduction and utilization of certain state tax credits. The effective tax rate of 38.1% for 2005 included a $1.2 million reduction in income tax expense (0.6% reduction in effective tax rate) resulting from the refunds of interest paid in connection with the 2004 settlement of certain tax issues related to prior years. The effective tax rate for 2005 was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and the accrual of interest on taxes which may become payable in the future.

2005 Compared to 2004

For 2005, total company sales were $2,357.7 million compared with $1,996.8 million in 2004, an increase of $360.9 million, or 18%. Chlor Alkali Products sales increased from 2004 by $162.0 million due to higher ECU selling prices, which increased by 52% from 2004 and were offset in part by 6% lower volumes. In the Metals segment, sales increased $172.6 million, or 14%, over 2004. The increase in the Metals segment sales was the result of higher metal prices offset in part by lower shipment volumes. Average copper prices increased 30% during 2005. Winchester sales increased by $26.3 million, or 8%, from 2004 due to increased demand from the U.S. military and law enforcement customers and a slight increase in domestic commercial sales due to higher selling prices.

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

The effective tax rate of 38.1% for 2005 included a $1.2 million reduction in income tax expense (0.6% reduction in effective tax rate) resulting from the refunds of interest paid in connection with the 2004 settlement of certain tax issues related to prior years. The 2005 effective tax rate is higher than the 35% U.S. federal statutory rate primarily due to state income taxes and the accrual of interest on taxes which may become payable in the future. The effective tax rate of 35.8% for 2004 included a $2.3 million reduction in income tax expense (2.9% reduction in effective tax rate) associated with the settlement of certain issues related to income tax audits for the years 1992 through 2000. The 2004 effective tax rate was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

On December 31, 2005, we adopted FIN No. 47 and recorded an after-tax charge of $6.4 million ($10.5 million pretax) as a cumulative effect of an accounting change. FIN No. 47 clarifies when sufficient information is available to estimate an asset retirement obligation. This charge is principally related to asset retirement obligations for production technology and building materials.

SEGMENT RESULTS

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes and include the results of non-consolidated affiliates. Consistent with the guidance in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Our management considers the SunBelt Chlor Alkali Partnership to be an integral component of the Chlor Alkali Products segment and Yamaha-Olin Metal Corporation to be an integral component of the Metals segment. Each is engaged in the same business activity as the segment, including joint or overlapping marketing, management, manufacturing, and technology development functions. Inter-segment sales of $69.1 million, $47.7 million and $37.3 million for the years 2006, 2005 and 2004, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	2006	2005	2004
	($ in millions)
Sales:
Chlor Alkali Products	$666.1	$610.2	$448.2
Metals	2,112.1	1,402.7	1,230.1
Winchester	373.6	344.8	318.5

Total Sales	$3,151.8	$2,357.7	$1,996.8

Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change:
Chlor Alkali Products(1)	$256.3	$237.0	$83.0
Metals(1)	58.2	34.0	50.5
Winchester	15.8	7.8	21.9
Corporate/Other:
Pension (Expense) Income(2)	(19.2)	(2.0)	11.3
Environmental (Provision) Credit	(22.6)	15.8	(23.4)
Other Corporate and Unallocated Costs	(69.2)	(75.7)	(46.2)
Restructuring Charges	(17.6)	(0.3)	(9.6)
Other Operating Income	6.7	9.1	5.5
Interest Expense	(20.3)	(19.9)	(20.2)
Interest Income	11.8	18.3	1.9
Other Income	1.5	1.5	4.5

Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change	$201.4	$225.6	$79.2

(1)	Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	2006	2005	2004
Chlor Alkali Products	$45.3	$37.8	$9.0
Metals	0.7	0.7	1.1

Earnings of non-consolidated affiliates	$46.0	$38.5	$10.1

(2)	The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses. The 2006 curtailment charge is included in Corporate/Other and represents the accelerated recognition of prior service costs. The summary of pension costs is allocated as follows:

	2006	2005	2004
Service cost and prior service cost	$24.9	$24.2	$22.0
Other components of pension costs	13.8	2.0	(11.3)

Subtotal	38.7	26.2	10.7
Curtailment charge	5.4	—	1.2

Net periodic benefit cost	$44.1	$26.2	$11.9

Chlor Alkali Products

2006 Compared to 2005

Chlor Alkali Products’ sales for 2006 were $666.1 million compared to $610.2 million for 2005, an increase of $55.9 million, or 9%. The sales increase was primarily due to higher ECU pricing, which increased 8% from 2005, and was partially offset by 1% lower volumes. Balanced demand for both chlorine and caustic soda in 2006 allowed operating rates and pricing to remain stable. Higher energy costs and lower chlorine values in derivatives for Asian producers were primarily responsible for limiting imports of caustic soda for much of 2006. Our ECU netbacks, excluding our SunBelt joint venture, were approximately $550 for 2006 compared to approximately $510 for 2005, an increase of 8%. Our operating rates for 2006 were 91% of capacity, compared to 92% in 2005.

Chlor Alkali Products posted segment income of $256.3 million for 2006, compared to $237.0 million for 2005, an increase of $19.3 million, or 8%. Segment income was higher in 2006 because of higher selling prices ($40.4 million) and favorable SunBelt operating results ($7.5 million) which were partially offset by higher operating costs ($22.9 million) and lower volumes ($5.5 million). Operating expenses increased primarily due to increases in distribution costs and manufacturing costs which includes electricity and increased maintenance expenses. The operating results from the SunBelt joint venture included interest expense of $5.3 million and $5.7 million in 2006 and 2005, respectively, on the SunBelt Notes.

2005 Compared to 2004

Chlor Alkali Products’ sales for 2005 were $610.2 million compared to $448.2 million for 2004, an increase of $162.0 million, or 36%. The sales increase was due to higher ECU pricing, which increased 52% in 2005 and more than offset 6% lower volumes. In 2005, ECU pricing increased each quarter as price increases were implemented and contract terms and price indexing continued to favorably impact our netbacks throughout the year. Our ECU netback, excluding our SunBelt joint venture, was approximately $510 for 2005 compared to approximately $335 for 2004. The fourth quarter 2005 ECU netback was approximately $545. The 2005 chlorine and caustic pricing was a result of a tight market, resulting primarily from a strong worldwide economy and the capacity rationalization that has occurred in the U.S. chlor alkali industry. The volumes in 2005 were lower due to the effects of three hurricanes during the third quarter, which caused customer outages and disruptions to the transportation system and a reduction in third party sales volumes. Although none of our facilities were damaged by these hurricanes, these factors reduced our operating rate during the second half of 2005 to 87% of capacity, compared to 94% during the second half of 2004. Our operating rates for 2005 were 92% compared to 94% in 2004.

Chlor Alkali Products posted segment income of $237.0 million, compared to $83.0 million for 2004. Segment income was higher in 2005 because of higher selling prices ($177.7 million) and favorable SunBelt operating results ($28.8 million), which were partially offset by higher operating costs ($28.1 million) and lower volumes ($24.3 million). The higher selling prices at SunBelt were partially offset by higher manufacturing costs and operating expenses. The higher operating costs were due to increased electricity costs primarily driven by natural gas and coal prices and increased maintenance expenses. Additionally, operating expenses increased due to higher administrative expenses primarily salaries, incentive compensation (resulting from increased segment income), and legal expenses. The operating results from the SunBelt joint venture included interest expense of $5.7 million and $6.2 million in 2005 and 2004, respectively, on the SunBelt Notes.

Metals

2006 Compared to 2005

Sales for 2006 were $2,112.1 million compared to sales of $1,402.7 million for 2005, an increase of $709.4 million, or 51%. This increase reflects higher metal values as shipment volumes remained constant. The average COMEX copper price was $3.09 per pound in 2006 compared with $1.68 per pound in 2005, an increase of 84%. The average zinc price was $1.49 per pound in 2006 compared to $0.63 per pound in 2005, an increase of 137%. Estimated industry demand in 2006 increased by 2% from 2005 levels.

Shipments to the electronics segment increased by 26% in 2006, due primarily to increased demand as a result of an improved position with a key customer. Ammunition segment shipments increased 13% for 2006 due to higher demand for military ordnance while shipments to the building products and automotive segments declined by 6% and 15%, respectively, due to lower housing starts and decreased automotive production. Coinage shipments were 4% higher than last year.

The Metals segment reported income of $58.2 million in 2006 compared to $34.0 million in 2005, an increase of $24.2 million, or 71%. The increased segment income was due to $25.9 million of LIFO inventory liquidation gains primarily associated with the closure of our Waterbury and Seymour facilities. Metals segment income for 2006 also included a $2.3 million gain from the settlement of an insurance claim related to the 2004 fire that occurred in the electrical control room for the hot mill located in East Alton, IL. Metals earnings also increased due to improved product pricing ($25.7 million), and the cost benefit from the 2006 restructuring ($3.4 million), offset by higher operating costs ($31.2 million), which included higher metal melting loss costs ($15.6 million) caused by higher metal prices and higher energy costs ($6.0 million). The price of copper and zinc increased by 84% and 137%, respectively, from 2005. Natural gas and electricity prices increased 20% and 17%, respectively, from 2005.

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

Overall shipments in 2005 were 3% lower than in 2004. Shipments to the automotive segment decreased in 2005 by 9% due to reduced production throughout the U.S. automotive supply chain. Coinage shipments were 17% higher than last year primarily due to increased demand from the U.S. Mint mainly resulting from the commemorative nickel program. Shipments to the ammunition segment increased 15% for 2005 compared to 2004 due to the higher demand for military ordnance. Shipments to our building products customers decreased by 8% from 2004.

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

Winchester

2006 Compared to 2005

Sales were $373.6 million in 2006 compared to $344.8 million for 2005, an increase of $28.8 million, or 8%. Sales of ammunition to the domestic and international commercial customers increased $26.6 million due to higher selling prices and higher shipments. Shipments to law enforcement organizations also increased by $3.1 million in 2006. These increases were partially offset by lower shipments to industrial customers. Military sales remained constant from 2005.

Winchester reported segment income of $15.8 million for 2006 compared to $7.8 million in 2005, an increase of $8.0 million, or 103%. Higher selling prices and the benefits from increased sales volumes ($25.5 million) were partially offset by increased commodity and material costs and higher operating costs ($17.8 million).

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

Corporate/Other

2006 Compared to 2005

For 2006, pension expense included in Corporate/Other was $19.2 million compared to $2.0 million in 2005. The $17.2 million increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses, primarily investment losses on plan assets from prior periods. The 2006 Corporate/Other pension expense also included a curtailment charge of $5.4 million resulting from the transition of a portion of the Metals and Winchester hourly workforces from a defined benefit pension plan to a defined contribution pension plan. On a total company basis, pension expense for 2006 was $44.1 million compared to $26.2 million in 2005.

Charges to income for environmental investigatory and remedial activities were $22.6 million for 2006, compared with credits to income of $15.8 million in 2005. These amounts included recoveries from third parties of environmental costs incurred and expensed in prior periods of $1.2 million and $38.5 million for 2006 and 2005, respectively. Charges to income for investigatory and remedial activities without these recoveries would have been $23.8 million in 2006 compared to $22.7 million in 2005. These charges relate primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

For 2006, other corporate and unallocated costs were $69.2 million compared to $75.7 million in 2005, a decrease of $6.5 million, or 9%. Legal and legal-related settlement expenses, which were higher in 2005 due to costs associated with legacy environmental issues, decreased by $12.7 million, rent charges decreased $1.4 million due to the relocation of our corporate office in Connecticut, incentive compensation decreased by $1.3 million, and insurance expense was $0.5 million lower. These decreases were partially offset by increased asset retirement obligation charges of $3.0 million, which was lower in 2005 due to a $2.5 million adjustment for certain hazardous waste units, stock option compensation expense of $2.9 million as a result of adopting SFAS No. 123R, which now requires share-based compensation to be expensed, higher consulting fees of $1.9 million, and third party fees of $1.2 million associated with the July 2006 debt exchange.

2005 Compared to 2004

In 2005, pension expense included in Corporate/Other was $2.0 million compared with pension income of $11.3 million in 2004. The $13.3 million increase in corporate pension expense was due to the cost impact of plan changes, the impact of a lower discount rate and the higher amortization of plan losses, primarily investment losses on plan assets from prior periods. On a total company basis, pension expense for 2005 was $26.2 million compared to $10.7 million in 2004. We made a voluntary pension contribution of $6.1 million in 2005 to maintain a 90% funded level as prescribed under ERISA.

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

For 2005, other corporate and unallocated costs were $75.7 million compared with $46.2 million in 2004, an increase of $29.5 million, or 64%. This increase was primarily due to higher legal expenses related to a higher level of legal and legal-related settlement expenses associated with legacy environmental matters, including recovery actions for environmental costs previously incurred and expensed ($23.6 million), higher incentive compensation expense ($2.8 million) due to higher earnings, increased employee benefit expenses ($1.1 million) as a result of reinstating company matched Contributing Employee Ownership Plan (CEOP) contributions that had been suspended in 2003 and workers compensation costs, and increased consulting fees ($0.6 million). These increases more than offset the cost savings resulting from the corporate headquarters relocation ($3.5 million).

2007 OUTLOOK

Earnings in the first quarter of 2007 are projected to be in the 25 cents per diluted share range.

In Chlor Alkali Products, we expect both first quarter 2007 shipment volumes and pricing to be lower than the first quarter of 2006. We experienced a seasonal decline in chlorine demand during the fourth quarter which has continued into the first quarter of 2007. During the fourth quarter, a $40 per ton caustic soda price increase was announced, a portion of which we expect to implement during the first quarter. The reduced industry operating rates experienced in the fourth quarter and increased caustic exports have tightened domestic caustic supply. In the first quarter of 2007, we expect to see some decline in our ECU netbacks from the fourth quarter but expect ECU netbacks to be flat in the first half of 2007 and we anticipate some gradual, but not significant, decline in the second half of 2007.

In the Metals business, we expect lower volumes to be offset by higher pricing. We expect the first quarter 2007 Metals earnings to be comparable with the first quarter of 2006.

Winchester results are expected to improve from the first quarter of 2006 to the first quarter of 2007 primarily due to improved pricing and increased volumes partially offset by higher commodity costs. Winchester has announced eight price increases since the beginning of 2004. The last of these increases was effective December 1, 2006. Commodity material prices are likely to continue to challenge Winchester in 2007. The price of copper has moderated some during January, but the price of lead has continued to increase. The January 2007 spot price for lead has been 74 cents per pound, compared to a spot price in the first quarter of 2006 of 56 cents. Winchester consumes approximately four times as much lead as copper annually. We expect Winchester’s 2007 military sales to increase from 2006 levels.

We expect 2007 pension expense to decrease to approximately $29.0 million from $44.1 million in 2006. This decline reflects the combination of a 25-basis point increase in the discount rate, the voluntary $80.0 million pension contribution made in 2006, favorable performance on plan assets in 2006, and the transition of a portion of the Metals and Winchester hourly workforce from a defined benefit pension plan to a defined contribution pension plan. The first quarter of 2007 pension expense is expected to decline approximately $1.0 million.

We expect to record $2.0 million of additional charges in 2007 associated with 2006 Metals restructuring actions.

During 2007, we will continue to address the cost structure in our Metals business. We have initiated an aggressive inventory reduction program, which has the objective of reducing inventory balances by 20% over the next two years. These reductions, which will be in addition to the 10% reductions realized in 2006, are expected to produce additional inventory liquidation gains, the exact amount of which will reflect market prices for copper and zinc.

We believe the 2007 effective tax rate will be in the 34% to 35% range. This reduced rate reflects an increase in the U.S. manufacturing credit contained in the Jobs Creation Act of 2004 from 3% to 6% in 2007.

We are currently forecasting 2007 capital spending to be in the $90.0 to $95.0 million range, approximately 65% of which will be directed at the Chlor Alkali business. The 2007 capital spending will include the completion of the bleach expansion projects and ongoing maintenance projects which are not expected to cause outages in our Chlor Alkali Products operations.

Finally, during the first quarter of 2007, we entered into a sale/leaseback transaction for chlorine railcars that we acquired in 2005 and 2006. This transaction reduced our fixed assets by approximately $16.0 million.

ENVIRONMENTAL MATTERS

	2006	2005	2004
	($ in millions)
Cash Outlays:
Remedial and Investigatory Spending (Charged to Reserve)	$35.9	$19.6	$16.6
Recoveries from Third Parties	(1.2)	(38.5)	—
Capital Spending	3.1	3.2	2.8
Plant Operations (Charged to Cost of Goods Sold)	17.2	17.1	16.8

Total Cash Outlays	$55.0	$1.4	$36.2

Reserve for Environmental Liabilities:
Beginning Balance	$102.9	$99.8	$93.0
Charges to Income	23.8	22.7	23.4
Remedial and Investigatory Spending	(35.9)	(19.6)	(16.6)

Ending Balance	$90.8	$102.9	$99.8

Remedial and investigatory spending increased during 2006 due to an expansive investigation at a site and the implementation of remedial actions at five other sites. Total environmental-related cash outlays for 2007 are estimated to be approximately $56.0 million, of which $35.0 million is expected to be spent on investigatory and remedial efforts, $4.0 million on capital projects and $17.0 million on normal plant operations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $5.7 million at December 31, 2006. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges or credits to income for investigatory and remedial efforts were material to operating results in 2006, 2005, and 2004 and may be material to net income in future years.

Environmental provisions (credits) charged (credited) to income were as follows:

	2006	2005	2004
	($ in millions)
Charges to Income	$23.8	$22.7	$23.4
Recoveries from Third Parties of Costs Incurred and Expensed in Prior Periods	(1.2)	(38.5)	—

Total Provision (Credit)	$22.6	$(15.8)	$23.4

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Our estimated environmental liability at the end of 2006 was attributable to 75 sites, 16 of which were USEPA National Priority List (NPL) sites. Ten sites accounted for 72% of such liability and, of the remaining 65 sites, no one site accounted for more than 2% of our environmental liability. At two of these ten sites a remedial plan has been submitted by us and a Record of Decision (ROD) or its equivalent has not been issued. At three of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage. At two of the sites, part of the site is subject to remedial action and another part is in the long-term OM&M stage. One site is at the investigatory stage. The two remaining sites are in long-term OM&M. All ten sites are either associated with past manufacturing operations or former waste disposal sites. None of the ten largest sites represents more than 15% of the liabilities reserved on our consolidated balance sheet at December 31, 2006 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $90.8 million at December 31, 2006, and $102.9 million at December 31, 2005, of which $55.8 million and $74.9 million were classified as other noncurrent liabilities, respectively. Those amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $90.8 million included on our consolidated balance sheet at December 31, 2006 for future environmental expenditures, we currently expect to utilize $55.9 million of the reserve for future environmental expenditures over the next 5 years, $13.8 million for expenditures 6 to 10 years in the future, and $21.1 million for expenditures beyond 10 years in the future. These estimates are subject to a number of risks and uncertainties, as described in Item 1A. “Risk Factors—Environmental Costs.”

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $45.0 million to $55.0 million over the next several years, $20.0 million to $40.0 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related costs, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties (PRPs), and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2006, we estimate we may have additional contingent environmental liabilities of $50.0 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS AND CONTINGENCIES

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

Provided By (Used For)	2006	2005	2004
	($ in millions)
Qualified Pension Plan Contributions	$(80.0)	$(6.1)	$(169.4)
Net Operating Activities	64.7	278.9	(136.4)
Capital Expenditures	(80.9)	(81.0)	(55.1)
Net Investing Activities	(112.2)	(38.1)	(26.5)
Net Financing Activities	(56.4)	(84.4)	120.4

In 2006, income exclusive of non-cash charges and cash and cash equivalents on hand were used to finance our working capital requirements, dividends, to make voluntary contributions to our qualified pension plans, and to invest in short-term securities.

Operating Activities

In 2006, cash provided by operating activities decreased by $214.2 million from 2005. In 2006, cash provided by operating activities included a contribution to our pension plan of $80.0 million, a $89.3 million increase in cash tax payments which included the $46.7 million payments to the IRS and state and local jurisdictions for the settlement of tax matters from 1996 to 2002, spending for environmental remedial and investigatory activities of $35.9 million, and an increase in working capital of $32.4 million, offset in part by $25.9 million of LIFO inventory liquidation gains. In 2006, accounts receivable increased $43.6 million, primarily due to higher ECU prices in Chlor Alkali Products and higher copper and zinc prices in Metals. Days sales outstanding decreased by approximately four days from the prior year. Accounts payable and accrued liabilities increased $58.7 million, primarily due to higher copper and zinc prices related to the metal purchases and the timing of invoice payments. The 84% and 137% increase in the 2006 average COMEX price of copper and the LME price of zinc, respectively, were major contributors to the increase in accounts payable.

In 2005, cash provided by operating activities increased over 2004. In 2005, cash provided by operating activities included a reduction in deferred taxes associated with the utilization of tax loss carryforwards, higher profits from operations, a contribution to our pension plan of $6.1 million, and a reduction in working capital of $41.2 million, primarily due to an increase in accounts payable. In 2004, cash utilized by operating activities included pension plan contributions of $169.4 million and tax payments of $43.0 million. In 2005, accounts receivable increased $52.1 million, primarily due to higher ECU prices in Chlor Alkali Products and higher copper prices in Metals. Days sales outstanding decreased by approximately two days as all business segments improved their days sales outstanding. Accounts payable and accrued liabilities increased by $73.4 million, primarily due to the higher copper prices related to the metal purchases and the timing of invoice payments. The 44% increase in the 2005 fourth quarter average COMEX price of copper was a major contributor to the increase in accounts payable.

Capital Expenditures

Capital spending was $80.9 million in 2006, $81.0 million in 2005, and $55.1 million in 2004. Capital spending in 2006 included increased spending for the expansion of our bleach manufacturing capabilities and for enhancements to our railcar fleet in our Chlor Alkali Products operations. These increases were offset by lower spending in Winchester which completed the relocation of a product line in 2005. Capital spending was 113% of depreciation in 2006 and 2005. Dispositions of property, plant, and equipment consisted primarily of the proceeds from real estate transactions.

In 2007, we expect our capital spending to be in the $90.0 million to $95.0 million range. The 2007 increase is primarily attributable to higher spending for the completion of the bleach expansion projects in our Chlor Alkali Products operations and ongoing major maintenance and replacement projects, which are not expected to cause outages at our Chlor Alkali Products facilities. During the first quarter of 2007, we entered into a sale/leaseback transaction for chlorine railcars that were acquired in 2005 and 2006. We reduced our fixed assets by approximately $16.0 million.

Investing Activities

During 2006, we purchased $76.6 million of short-term investments to improve investment returns.

The 2006, 2005 and 2004 increase in distributions from affiliated companies, net, represents primarily our share of the SunBelt joint venture’s improved operating results, net of cash payments to the affiliates.

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

In April 2004, we sold our equity interest in an insurance investment resulting in proceeds from the sale of $2.6 million. In June 2004, we sold our Aegis business to HCC Industries Inc. resulting in proceeds from the sale of $17.1 million.

Financing Activities

In July 2006, we issued $125.0 million of 2016 Notes and paid a premium of $18.8 million to the existing note holders in exchange for $125.0 million of 2011 Notes.

On July 30, 2004 we entered into a five-year senior revolving credit facility of $160.0 million, which will expire on July 30, 2009. At December 31, 2006, we had $120.2 million available under this senior revolving credit facility. At December 31, 2006, we had issued $39.8 million of letters of credit under an $80.0 million letter of credit subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. We may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

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

During 2006, 2005 and 2004, we issued 1,135,948; 770,713; and 793,778 shares of common stock, respectively, with a total value of $19.7 million, $15.3 million and $14.3 million, respectively, to the Olin CEOP. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

The percent of total debt to total capitalization decreased to 32% at December 31, 2006, from 38% at year-end 2005 and 47% at year-end 2004. The decrease from year-end 2005 was due primarily to the higher shareholders’ equity resulting from the net income for the year 2006. The 2005 decrease from year-end 2004 was due primarily to the higher shareholders’ equity resulting from the net income for the year 2005 and the repayment of the $50.0 million, 7.11% medium-term Series A notes in June 2005.

Dividends per common share were $0.80 in 2006, 2005 and 2004. Total dividends paid on common stock amounted to $58.1 million in 2006, $57.1 million in 2005, and $55.7 million in 2004.

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

Cash flow from operations is variable as a result of the cyclical nature of our operating results, which have been affected recently by economic cycles in many of the industries we serve, such as vinyls, urethanes, pulp and paper, automotive, electronics, housing, and the telecommunications sectors. Cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $11.0 million annual change in our revenues and pretax profit when we are operating at full capacity. In addition, cash flow from operating activities is affected by the prices of copper and zinc. For example, assuming Metals segment shipment volumes remain the same, a $0.10 per pound change in the metal prices results in an approximate $4.0 million change in our investment in working capital.

Our current debt structure is used to fund our business operations. As of December 31, 2006, we had long-term borrowings, including the current installment, of $253.9 million of which $2.9 million was at variable rates. We have entered into interest rate swaps on $101.6 million of our underlying fixed-rate debt obligations whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $3.6 million and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness. In July 2006, we received proceeds of $0.4 million for the termination of a $30.0 million interest rate swap that was a fair value hedge for a portion of the $125.0 million 2011 Notes that were part of the July 2006 debt exchange. Annual maturities of long-term debt are $1.7 million in 2007; $7.7 million in 2008, none in 2009 and 2010, $77.3 million in 2011, and a total of $167.2 million thereafter. Commitments from banks under our revolving credit facility are an additional source of liquidity.

We utilize a credit facility of $160.0 million and standby letters of credit. In July 2004, we entered into a five-year senior revolving credit facility with a group of banks. This credit facility is described above under the caption, “Financing Activities.” As of December 31, 2006, we did not have any outstanding borrowings under this credit facility. At December 31, 2006, we had outstanding standby letters of credit of $39.8 million. These letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations.

We use operating leases for certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Virtually none of our lease agreements contain escalation clauses or step rent provisions. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2006 are as follows: $23.8 million in 2007; $19.2 million in 2008; $16.1 million in 2009; $18.7 million in 2010; $9.1 million in 2011; and a total of $34.3 million thereafter. Assets under capital leases are not significant. During the first quarter of 2007, we entered into a $16.0 million sale/leaseback transaction for chlorine railcars that were acquired in 2005 and 2006.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract and, under the terms of the contract, we are obligated to make a monthly payment of $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are $2.4 million per year for 2007 through 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

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

At December 31, 2006, we had $220.0 million registered securities available for issuance with the SEC, whereby from time to time, we may issue debt securities, preferred stock and/or common stock, and associated warrants.

We and our partner, PolyOne Corporation (PolyOne) own equally the SunBelt joint venture. Oxy Vinyls (a joint venture between OxyChem and PolyOne) is required to purchase 250 thousand tons of chlorine based on a formula related to its market price. We market the excess chlorine and all of the caustic soda produced. The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017. The SunBelt joint venture sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2006, our guarantee of these notes was $67.0 million. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Excluding our guarantee of the SunBelt Notes described above, our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations	$253.9	$1.7	$7.7	$77.3	$167.2
Interest payments under debt obligations and interest rate swap agreements (a)	134.2	17.8	34.6	34.3	47.5
Qualified pension plan contributions (b)	—	—	—	—	—
Non-qualified pension plan payments	55.1	3.5	6.5	6.1	39.0
Postretirement benefit payments (b)	87.8	10.3	18.3	17.8	41.4
Off-Balance Sheet Commitments:
Noncancelable operating leases	121.2	23.8	35.3	27.8	34.3
Purchasing commitments:
Raw materials	149.0	129.1	14.1	5.2	0.6
Utilities	12.3	11.5	0.4	0.4	—

Total	$813.5	$197.7	$116.9	$168.9	$330.0

(a)	For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2006 and that there are no changes in the rates from those in effect at December 31, 2006 which ranged from 4.3% to 9.125%.
(b)	These amounts are only estimated payments assuming the continuation of postretirement benefits, a growth rate of 9% for 2007 and 8.25% for 2008 for estimated healthcare cost inflation, an annual expected rate of return on pension plan assets of 9%, and a discount rate on pension plan obligations of 6%. These estimated payments are subject to significant variation and the actual payments may be more or less than the amounts estimated. Given the inherent uncertainty as to actual minimum funding requirements for qualified pension plans, no amounts are included in this table for any period beyond one year in the case of pensions. It is likely we will make cash payments in future periods. See discussion on “Pension Protection Act of 2006” in “Pension Plans and Retirement Benefits” in the Notes to the Consolidated Financial Statements.

Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs. For losses that we believe are probable and which are estimable we have accrued for such amounts in our consolidated balance sheets. In addition to the table above, we have various commitments and contingencies including: defined benefit and postretirement healthcare plans (as described below), environmental matters (see “Environmental Matters” included in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and litigation claims (see Item 3—“Legal Proceedings”).

We have several defined benefit and defined contribution pension plans, as described in the Pension Plans and Retirement Benefits note in the Notes to Consolidated Financial Statements. We fund these plans based on the minimum amounts required by law plus such amounts we deem appropriate. We have postretirement healthcare plans that provide health and life insurance benefits to certain retired employees and their beneficiaries, as described in the Pension Plans and Retirement Benefits note in the Notes to Consolidated Financial Statements. These plans are generally not pre-funded and expenses are paid by us as incurred.

We also have standby letters of credit of $43.0 million of which $39.8 million have been issued through our senior revolving credit facility. At December 31, 2006, we had $120.2 million available under our senior revolving credit facility.

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

Goodwill

Goodwill and other intangibles are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates, and comparable company trading multiples. Based on our evaluation prepared in the fourth quarter of 2006, no impairment charge was recorded.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension,” respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Additionally, gains and losses are amortized over the group’s service lifetime, to the extent they fall outside of a corridor designed to dampen annual volatility. The average remaining service lives of the employee plan is 11.7 years. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.

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

We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop the expected return on plan assets as of December 31.

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

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events. For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have increased or decreased, respectively, the 2006 pension cost by approximately $12.4 million. Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension costs for 2006 and the projected benefit obligation as of December 31, 2006 would have increased pension costs by $5.0 million and the projected benefit obligation by $86.4 million. A 50-basis point increase in the discount rate used to calculate pension costs for 2006 and the projected benefit obligation as of December 31, 2006 would have decreased pension costs by $5.9 million and the projected benefit obligation by $87.3 million. For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans and Retirement Benefits” in the Notes to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, an amendment of FASB Statements No. 87, 88, 106, and 132R. This statement requires that a company recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and measure benefit plan assets and benefit obligations as of the company’s balance sheet date. The portion of this statement related to recognizing a net liability for the funded status became effective for fiscal years ending after December 15, 2006. At December 31, 2006, we recorded an after-tax charge to accumulated other comprehensive income of $73.3 million ($120.0 million pretax). The measurement date of the assets and benefit obligations requirements will be effective for fiscal years ending after December 15, 2008. We currently use our year-end balance sheet date as our measurement date and, as a result, the new measurement requirement will not have a material effect on our financial statements.

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

In September 2006, the FASB issues FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” and APB Opinion No. 28, “Interim Financial Reporting.” This position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This position becomes effective for fiscal years beginning after December 15, 2006 and should be applied retrospectively for all financial statements presented. It is expected that this statement will not have a material effect on our financial statements.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin SAB No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). The bulletin provides guidance on assessing the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement for a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. This interpretation is effective for fiscal years beginning after December 15, 2006. The implementation of FIN No. 48 will not have a material effect on our financial statements.

DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings. For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive income until the hedged item is recognized in earnings. Ineffective portions are recognized currently in earnings. Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2006, we had no forward contracts to buy or to sell foreign currencies. At December 31, 2005 we had forward contracts to buy foreign currencies with a face value of $3.9 million and no forward contracts to sell foreign currencies. The fair market value of the forward contracts to buy at December 31, 2005, approximated the carrying value. The counterparty to the forward contracts was a large financial institution. The risk of loss to us in the event of nonperformance by a counterparty would not be significant to our financial position or results of operations. Foreign currency exchange gains, net of taxes, were $0.5 million in 2006, $0.2 million in 2005, and $0.4 million in 2004.

We use cash flow hedges of certain raw material and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in achieving offsetting changes in fair value of cash flows of the asset or liability being hedged. Gains (losses) on settled futures contracts, net of taxes, were $(10.1) million in 2006, $5.7 million in 2005, and $8.5 million in 2004. At December 31, 2006, we had open positions in futures contracts totaling $64.7 million (2005—$23.7 million). If all open futures contracts had been settled on December 31, 2006, we would have recognized a gain of $6.5 million.

At December 31, 2006 and 2005, Accumulated Other Comprehensive Loss included a pretax gain in fair value of $3.5 million and $0.4 million, respectively. In addition, the ineffective portion of changes in fair value resulted in $0.7 million, $0.2 million and $(0.1) million charge (credit) to earnings for the years ended December 31, 2006, 2005 and 2004, respectively. Offsetting the above, there were in 2006 assets totaling $13.3 million (2005—$10.7 million) and liabilities of $7.4 million (2005—$7.7 million).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting. The effect on operating results of items not qualifying for hedge accounting for the years 2006, 2005, and 2004 was not material to earnings.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Metals and Winchester segments’ products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of December 31, 2006, we maintained open positions on futures contracts totaling $64.7 million ($23.7 million at December 31, 2005). Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, we would experience a $6.5 million ($2.4 million at December 31, 2005) increase in our cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flows. Our existing debt structure is used to fund business operations and commitments from banks under our revolving credit facility are a source of liquidity. As of December 31, 2006, we had long-term borrowings of $253.9 million ($258.3 million at December 31, 2005) of which $2.9 million ($2.9 million at December 31, 2005) was issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $101.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument.

Assuming no changes in the $101.6 million of variable-rate debt levels from December 31, 2006, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2006 would impact interest expense by $1.0 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of December 31, 2006:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2006 Floating Rate
	($ in millions)
9.125%, due 2011	$50.0	December 2001	8.819%
9.125%, due 2011	$25.0	March 2002	7.5 - 8.5	%(a)
Industrial development and environmental improvement obliga- tions at fixed interest rates of 6.0% to 6.75%, due 2007-2017	$21.1	March 2002	5.63%
	$5.5	March 2002	5.77%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense, resulting in an increase in pretax profit of $1.3 million, $2.9 million and $5.4 million in 2006, 2005, and 2004, respectively.

In July 2006, we received proceeds of $0.4 million for the termination of a $30.0 million interest rate swap that was a fair value hedge for a portion of the $125.0 million 2011 Notes that were part of the July 2006 debt exchange.

If the actual change in interest or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS:

This report includes forward-looking statements. These statements relate to analyses and other information that are based on management’s beliefs, certain assumptions made by management, forecasts of future results and current expectations, estimates and projections about the markets and economy in which we and our various segments operate. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework to guide our analysis and assessment. Based on our assessment as of December 31, 2006, the company’s internal control over financial reporting was effective at the reasonable assurance level under this framework.

Olin’s independent auditors have issued an attestation report on our assessment of the company’s internal control over financial reporting. This report appears on page 44.

.

Joseph D. Rupp

Chairman, President and Chief Executive Officer

John E. Fischer

Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Olin Corporation and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note “Accounting Policies” to the consolidated financial statements, Olin Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” in 2006, adopted the provisions of SFAS No. 158, “Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans” in 2006, and adopted the provisions of Financial Accounting Standards Board’s Interpretation No. 47, “Accounting For Conditional Asset Retirement Obligations” in 2005.

St. Louis, MO

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Olin Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Olin Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Olin Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

St. Louis, MO

February 27, 2007

CONSOLIDATED BALANCE SHEETS

December 31

($ in millions, except share data)

	2006	2005
Assets
Current Assets:
Cash and Cash Equivalents	$199.8	$303.7
Short-Term Investments	76.6	—
Receivables, Net:
Trade	304.0	270.5
Other	34.6	24.5
Inventories	263.3	262.6
Current Deferred Income Taxes	8.9	—
Other Current Assets	32.0	12.1

Total Current Assets	919.2	873.4
Property, Plant and Equipment, Net	486.9	482.2
Prepaid Pension Costs	—	248.3
Deferred Income Taxes	117.3	86.3
Other Assets	37.2	31.9
Goodwill	75.9	75.1

Total Assets	$1,636.5	$1,797.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current Installments of Long-Term Debt	$1.7	$1.1
Accounts Payable	200.3	177.2
Income Taxes Payable	4.8	23.4
Accrued Liabilities	201.0	165.4

Total Current Liabilities	407.8	367.1
Long-Term Debt	252.2	257.2
Accrued Pension Liability	234.4	556.8
Other Liabilities	198.8	189.5

Total Liabilities	1,093.2	1,370.6

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120,000,000 Shares; Issued and Outstanding 73,322,590 Shares (71,875,375 in 2005)	73.3	71.9
Additional Paid-In Capital	721.6	683.8
Accumulated Other Comprehensive Loss	(318.5)	(304.4)
Retained Earnings (Accumulated Deficit)	66.9	(24.7)

Total Shareholders’ Equity	543.3	426.6

Total Liabilities and Shareholders’ Equity	$1,636.5	$1,797.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31

($ in millions, except per share data)

	2006	2005	2004
Sales	$3,151.8	$2,357.7	$1,996.8
Operating Expenses:
Cost of Goods Sold (exclusive of the LIFO inventory liquidation gains shown below)	2,823.0	1,999.7	1,765.2
LIFO Inventory Liquidation Gains	25.9	0.9	0.3
Selling and Administration	176.9	176.3	141.0
Research and Development	4.5	4.2	3.9
Restructuring Charges	17.6	0.3	9.6
Other Operating Income	6.7	9.1	5.5

Operating Income	162.4	187.2	82.9
Earnings of Non-consolidated Affiliates	46.0	38.5	10.1
Interest Expense	20.3	19.9	20.2
Interest Income	11.8	18.3	1.9
Other Income	1.5	1.5	4.5

Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change	201.4	225.6	79.2
Income Tax Provision	51.7	85.9	28.5

Income from Continuing Operations before Cumulative Effect of Accounting Change	149.7	139.7	50.7
Discontinued Operations:
Income from Discontinued Operations, Net	—	—	0.6
Gain on Disposal of Discontinued Operations, Net	—	—	3.5

Income before Cumulative Effect of Accounting Change	149.7	139.7	54.8
Cumulative Effect of Accounting Change, Net	—	(6.4)	—

Net Income	$149.7	$133.3	$54.8

Basic Income per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$2.06	$1.96	$0.74
Income from Discontinued Operations, Net	—	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	—	0.05
Cumulative Effect of Accounting Change, Net	—	(0.09)	—

Net Income	$2.06	$1.87	$0.80

Diluted Income per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$2.06	$1.95	$0.74
Income from Discontinued Operations, Net	—	—	0.01
Gain on Disposal of Discontinued Operations, Net	—	—	0.05
Cumulative Effect of Accounting Change, Net	—	(0.09)	—

Net Income	$2.06	$1.86	$0.80

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2004	59,015,087	$59.0	$464.2	$(246.8)	$(100.0)	$176.4
Comprehensive Income:
Net Income	—	—	—	—	54.8	54.8
Translation Adjustment	—	—	—	(1.3)	—	(1.3)
Net Unrealized Losses	—	—	—	(1.5)	—	(1.5)
Minimum Pension Liability Adjustment, Net	—	—	—	(23.7)	—	(23.7)

Comprehensive Income						28.3
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(55.7)	(55.7)
Common Stock Issued for:
Stock Options Exercised	744,121	0.8	13.7	—	—	14.5
Cash	10,000,000	10.0	167.8	—	—	177.8
Employee Benefit Plans	793,778	0.8	13.5	—	—	14.3
Other Transactions	13,916	—	0.3	—	—	0.3

Balance at December 31, 2004	70,566,902	70.6	659.5	(273.3)	(100.9)	355.9
Comprehensive Income:
Net Income	—	—	—	—	133.3	133.3
Translation Adjustment	—	—	—	(2.3)	—	(2.3)
Net Unrealized Gains	—	—	—	0.4	—	0.4
Minimum Pension Liability Adjustment, Net	—	—	—	(29.2)	—	(29.2)

Comprehensive Income						102.2
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(57.1)	(57.1)
Common Stock Issued for:
Stock Options Exercised	509,383	0.5	9.3	—	—	9.8
Employee Benefit Plans	770,713	0.8	14.5	—	—	15.3
Other Transactions	28,377	—	0.5	—	—	0.5

Balance at December 31, 2005	71,875,375	71.9	683.8	(304.4)	(24.7)	426.6
Comprehensive Income:
Net Income	—	—	—	—	149.7	149.7
Translation Adjustment	—	—	—	1.2	—	1.2
Net Unrealized Gains	—	—	—	3.5	—	3.5
Minimum Pension Liability Adjustment, Net	—	—	—	54.5	—	54.5

Comprehensive Income						208.9
Adoption of SFAS No. 158	—	—	—	(73.3)	—	(73.3)
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(58.1)	(58.1)
Common Stock Issued for:
Stock-Based Compensation	—	—	14.1	—	—	14.1
Stock Options Exercised	240,075	0.2	4.2	—	—	4.4
Employee Benefit Plans	1,135,948	1.1	18.6	—	—	19.7
Other Transactions	71,192	0.1	0.9	—	—	1.0

Balance at December 31, 2006	73,322,590	$73.3	$721.6	$(318.5)	$66.9	$543.3

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31

($ in millions)

	2006	2005	2004
Operating Activities
Net Income	$149.7	$133.3	$54.8
(Income) from Discontinued Operations, Net	—	—	(4.1)
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(46.0)	(38.5)	(10.1)
Other Operating Income—Gains on Disposition of Real Estate	(0.7)	(9.1)	—
Stock-Based Compensation	5.6	2.3	1.7
Gain on Sale of Insurance Investment	—	—	(2.0)
Depreciation and Amortization	72.1	72.5	73.3
Deferred Taxes	(29.4)	54.1	(13.2)
Non-cash Portion of Restructuring Charges	3.8	—	—
LIFO Inventory Liquidation Gains	(25.9)	(0.9)	(0.3)
Cumulative Effect of Accounting Change	—	6.4	—
Qualified Pension Plan Contributions	(80.0)	(6.1)	(169.4)
Qualified Pension Plan Expense	38.4	20.7	5.3
Common Stock Issued under Employee Benefit Plans	3.3	2.9	2.8
Change in Assets and Liabilities Net of Purchases and Sales of Businesses:
Receivables	(43.6)	(52.1)	(60.5)
Inventories	25.2	(5.2)	(16.3)
Other Current Assets	(19.9)	6.7	(3.2)
Accounts Payable and Accrued Liabilities	58.7	73.4	10.0
Income Taxes Payable	(18.4)	23.1	(1.0)
Other Noncurrent Liabilities	(43.8)	1.7	2.2
Other Assets	12.0	(8.4)	—
Other Operating Activities	3.6	2.1	(4.7)

Cash Provided by (Used for) Continuing Operations	64.7	278.9	(134.7)
Discontinued Operations:
Income from Discontinued Operations, Net	—	—	4.1
Gain on Disposal of Discontinued Operations	—	—	(5.8)

Net Operating Activities	64.7	278.9	(136.4)

Investing Activities
Capital Expenditures	(80.9)	(81.0)	(55.1)
Business Acquired in Purchase Transaction	(0.4)	(0.5)	(3.2)
Purchases of Short-Term Investments	(76.6)	—	—
Proceeds from Sale of an Insurance Investment	—	—	2.6
Disposition of Property, Plant and Equipment	1.4	14.2	0.8
Distributions from Affiliated Companies, Net	44.0	31.0	9.4
Other Investing Activities	0.3	(1.8)	1.9

Cash Used for Continuing Operations	(112.2)	(38.1)	(43.6)
Discontinued Operations:
Proceeds from Sale of a Business	—	—	17.1

Net Investing Activities	(112.2)	(38.1)	(26.5)

Financing Activities
Long-Term Debt:
Borrowings	—	2.9	—
Repayments	(1.1)	(52.0)	(27.2)
Issuance of Common Stock	16.4	12.4	189.3
Stock Options Exercised	4.4	9.8	14.5
Excess Tax Benefits from Stock Options Exercised	0.8	—	—
Dividends Paid	(58.1)	(57.1)	(55.7)
Deferred Debt Costs	(18.8)	—	—
Other Financing Activities	—	(0.4)	(0.5)

Net Financing Activities	(56.4)	(84.4)	120.4

Net (Decrease) Increase in Cash and Cash Equivalents	(103.9)	156.4	(42.5)
Cash and Cash Equivalents, Beginning of Year	303.7	147.3	189.8

Cash and Cash Equivalents, End of Year	$199.8	$303.7	$147.3

Cash Paid for Interest and Income Taxes:
Interest	$20.2	$20.0	$20.5
Income Taxes, Net of Refunds	$95.4	$6.1	$43.0

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

The 2005 and 2004 Consolidated Statements of Cash Flows have been revised to reconcile Net Income to Net Operating Activities. Previously, Income from Continuing Operations and Cumulative Effect of Accounting Change was reconciled to Net Operating Activities. The 2004 Consolidated Statement of Cash Flows has been revised to disclose separately the investing portion of cash flows attributable to discontinued operations, which in prior periods, was reported on a combined basis with the sale of an insurance investment.

Revenue Recognition

Revenues are recognized on sales of product at the time the goods are shipped and the risks of ownership have passed to the customer. Shipping and handling fees billed to customers are included in Sales. A portion of the sales in the Metals segment are made on a “tolling” basis where the customer consigns non-ferrous metals to us and is only charged a fee for processing the non-ferrous metals into finished product. Tolling customers retain title to the metal consigned to us and bear the risk of loss. For tolling sales, the metal value is not included in Sales or Cost of Goods Sold. Allowances for estimated returns, discounts and rebates are recognized when sales are recorded and are based on various market data, historical trends and information from customers. Actual returns, discounts and rebates have not been materially different from estimates.

Cost of Goods Sold and Selling and Administration Expenses

Cost of Goods Sold includes the costs of inventory sold, related purchasing, distribution and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs. Selling and Administration expense includes personnel costs associated with sales, marketing and administration, legal and legal-related costs, consulting and professional services fees, advertising expenses, and other similar costs.

Research and Development

Research and development expenses include wages, employee benefits and material costs used in the search, design and development of new products and processes and in the improvement and enhancements of existing products and processes. These costs are expensed as incurred.

Other Operating Income

Other operating income consists of miscellaneous operating income items, which are related to our business activities, and gains (losses) on disposition of property, plant and equipment. Other operating income for 2006 of $6.7 included a $6.0 insurance recovery for business interruption experienced in our Chlor Alkali Products operations during 2005 and early 2006 and a $0.7 gain on the disposition of real estate. Other operating income for 2005 of $9.1 included the gains on the disposition of three real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transactions represented the disposition of land associated with two former manufacturing plants. Other operating income for 2004 included a non-recurring gain of $5.5 related to a settlement of a contract matter with an outside third party.

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

Short-Term Investments

We classify our marketable securities as available-for-sale which are reported at fair market value with unrealized gains and losses included in Accumulated Other Comprehensive Loss, net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Realized gains and losses on sales of investments, as determined on the specific identification method, and declines in value of securities judged to be other-than-temporary are included in Other Income in the Consolidated Statements of Operations. Interest and dividends on all securities are included in Interest Income and Other Income, respectively.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value LIFO method of inventory accounting. Cost for other inventories has been determined principally by the average-cost (primarily operating supplies, spare parts and maintenance parts) and first-in, first-out (FIFO) (primarily inventory of foreign subsidiaries) methods. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Start-up costs are expensed as incurred.

Asset Retirement Obligations

We record the fair value of an asset retirement obligation associated with the retirement of a tangible long-lived asset as a liability in the period incurred.

On December 31, 2005, we adopted FIN No. 47, an interpretation of SFAS No. 143. This interpretation clarifies the definition of conditional asset retirement obligations used in SFAS No. 143 and clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We recorded an asset of $0.3 and a liability of $10.8 to reflect the cost of retirement obligations related to production technology ($8.0), building materials ($1.8), and other obligations ($1.0). This resulted in an after-tax charge for the cumulative effect of an accounting change totaling $6.4 ($10.5 pretax) upon adoption of FIN No. 47.

In the fourth quarter of 2006, we had net adjustments that decreased the asset retirement obligations by $0.1, which were primarily comprised of a reduction in the asset retirement obligation by $4.5 based on a lower probability of an estimated liability than previously assessed as occurring, offset by an increase of $4.2 based on a higher probability of an earlier retirement date for certain assets. In the fourth quarter of 2005, based on revised estimates, we reduced the asset retirement obligations related to certain hazardous waste units at operating plant sites by $2.5, which reduced operating expenses. In the fourth quarter of 2004, we sold our Indianapolis facility which alleviated our remaining asset retirement obligation of $2.5, which reduced operating expenses.

The activity of our asset retirement obligation was as follows:

Balance as of December 31, 2004	$38.1
Accretion	2.9
Spending	(1.9)
FIN No. 47 Adoption	10.8
Adjustments	(2.5)

Balance as of December 31, 2005	47.4
Accretion	3.5
Spending	(2.3)
Adjustments	(0.1)

Balance as of December 31, 2006	$48.5

The pro forma effect of FIN No. 47, as if it had been adopted for 2004, is as follows:

	2005	2004
Income Statement Adjustments:
Net income as reported	$133.3	$54.8
Effect of adoption	(0.4)	(0.4)

Net income	$132.9	$54.4

Per share (diluted) as reported	$1.86	$0.80
Effect of adoption	—	(0.01)

Total	$1.86	$0.79

Balance Sheet Adjustments:
Asset retirement obligation liability as reported		$38.1
Effect of adoption		10.1

Asset retirement obligation liability		$48.2

Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of foreign currency translation adjustments, minimum pension and postretirement liability adjustments, net unrealized gains (losses) on derivative contracts, and net unrealized gains (losses) on marketable securities. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings for foreign subsidiaries.

Goodwill

Goodwill is not amortized, but is reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates and comparable company trading multiples. An impairment would be recorded if the carrying amount exceeds the estimated fair value. No impairment charges were recorded for 2006, 2005 or 2004.

Other Assets

Other assets at December 31, 2006 and 2005 included intangible assets of $10.7 and $10.8 and miscellaneous long-term assets of $26.5 and $21.1, respectively. Intangible assets at December 31, 2006 and 2005 included a trademark of $9.6, which is not subject to amortization, and other intangibles of $1.1 and $1.2, respectively, which are amortized over their respective useful lives (primarily 5 years) on a straight-line basis. Amortization expense was $0.5 in 2006, $0.8 in 2005 and $1.1 in 2004. Intangible assets are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. Miscellaneous long-term assets include investments in non-consolidated affiliates.

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

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Derivative Financial Instruments

We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. The hedge accounting treatment provides for the deferral of gains or losses (reflected in Other Comprehensive Loss) on derivative instruments until such time as the related transactions occur.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2006, we had no forward contracts to buy or to sell foreign currencies. At December 31, 2005 we had forward contracts to buy foreign currencies with a face value of $3.9 and no forward contracts to sell foreign currencies. The fair market value of the forward contracts to buy at December 31, 2005 approximated the carrying value. The counterparty to the forward contracts was a large financial institution. The risk of loss to us in the event of nonperformance by the counterparty would not be significant to our financial position or results of operations. Foreign currency exchange gains, net of taxes, were $0.5 in 2006, $0.2 in 2005, and $0.4 in 2004.

We use cash flow hedges of certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in achieving offsetting changes in fair value of cash flows of the asset or liability being hedged. Gains (losses) on settled futures contracts, net of taxes, were $(10.1) in 2006, $5.7 in 2005 and $8.5 in 2004. At December 31, 2006, we had open positions in futures contracts totaling $64.7 (2005—$23.7). If all open futures contracts had been settled on December 31, 2006, we would have recognized a gain of $6.5.

At December 31, 2006 and 2005, Accumulated Other Comprehensive Loss included a pretax gain in fair value of $3.5 and $0.4, respectively. In addition, the ineffective portion of changes in fair value resulted in a $0.7, $0.2 and $(0.1) charge (credit) to earnings for the years ended December 31, 2006, 2005, and 2004, respectively. Offsetting the above, there were in 2006, assets totaling $13.3 (2005—$10.7) and liabilities of $7.4 (2005—$7.7).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting. The effect on operating results of items not qualifying for hedge accounting for the years 2006, 2005 and 2004 was not material to earnings.

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

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities. At December 31, 2006, the estimated fair value of debt was $267.6 (2005—$293.5), which compares to debt recorded on the balance sheet of $253.9 and $258.3 at December 31, 2006 and 2005, respectively. The estimated fair values of currency forward contracts are based on quoted market prices for contracts with similar terms.

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by SFAS No. 87 and SFAS No. 106, respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Additionally, gains and losses are amortized over the group’s service lifetime, to the extent they fall outside of a corridor designed to dampen annual volatility.

One of the key assumptions for the net periodic pension calculation is the expected long-term rate of return on plan assets, used to determine the “market-related value of assets.” The “market-related value of assets” recognizes differences between the plan’s actual return and expected return over a five year period. The required use of an expected long-term rate of return on the market-related value of plan assets may result in a recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. As differences between actual and expected returns are recognized over five years, they generate gains and losses that are subject to amortization over the average remaining service life of the group, as described in the preceding paragraph.

We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop the expected return on plan assets as of December 31.

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

Effective December 31, 2006, we adopted SFAS No. 158, an amendment of FASB statements No. 87, 88, 106 and 132R. As a result, we recorded an after-tax charge of $39.7 and $33.6, respectively, ($65.0 and $55.0 pretax, respectively) to accumulated other comprehensive income.

Stock-Based Compensation

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

This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). It requires that an initial measurement be made of the cost of employee services received in exchange for an award of liability instruments based on its current fair value and requires the value of that award to be subsequently remeasured at each reporting date through the settlement date. Changes in fair value of liability awards during the requisite service period will be recognized as compensation cost over that period.

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

We adopted the modified prospective transition method provided for under SFAS No. 123R and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options includes the amortization, using the straight-line method, related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the amortization, using the straight-line methods, related to all stock option awards granted subsequent to January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

We had no compensation expense for stock options granted during 2005 and 2004. The following table shows the difference between the reported and pro forma net income and net income per common share as if we had adopted SFAS No. 123R for the years ended December 31:

	2005	2004
Net Income:
As reported	$133.3	$54.8
Stock-based employee compensation expense, net of tax	(2.1)	(2.3)

Pro forma	$131.2	$52.5

Per Share Data:
Basic
As Reported	$1.87	$0.80
Pro forma	1.84	0.77
Diluted
As Reported	$1.86	$0.80
Pro forma	1.83	0.77

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

Dividend yield for 2006 is based on a five-year historical average yield. The dividend yield on prior option grants was based on the actual dividend in effect at the date of grant and the quoted market price of our stock at the date of the award. Risk-free interest rate is based on zero coupon U.S. Treasury securities rates for the expected life of the options. Expected volatility is based on our historical stock price movements, and we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant is based on historical exercise and cancellation patterns, and we believe that historical experience is the best estimate for future exercise patterns.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, an amendment of FASB Statements No. 87, 88, 106, and 132R. This statement requires that a company recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and measure benefit plan assets and benefit obligations as of the company’s balance sheet date. The portion of this statement related to recognizing a net liability for the funded status became effective for fiscal years ending after December 15, 2006. At December 31, 2006, we recorded an after-tax charge to accumulated other comprehensive income of $73.3 ($120.0 pretax) in the fourth quarter of 2006. The measurement date of the assets and benefit obligations requirements will be effective for fiscal years ending after December 15, 2008. We currently use our year-end balance sheet date as our measurement date and, as a result, the new measurement requirement will not have a material effect on our financial statements.

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

In September 2006, the staff of the SEC issued Staff Accounting Bulletin SAB No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). The bulletin provides guidance on assessing the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 requires that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement for a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. This interpretation is effective for fiscal years beginning after December 15, 2006. The implementation of FIN No. 48 will not have a material effect on our financial statements.

EARNINGS PER SHARE

Basic and diluted income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock-based compensation.

Computation of Income per Share	2006	2005	2004
Income from continuing operations before cumulative effect of accounting change	$149.7	$139.7	$50.7
Discontinued Operations:
Income from discontinued operations, net	—	—	0.6
Gain on disposal of discontinued operations, net	—	—	3.5
Cumulative effect of accounting change, net	—	(6.4)	—

Net income	$149.7	$133.3	$54.8

Basic shares	72.6	71.3	68.2

Basic Income per Share:
Income from continuing operations before cumulative effect of accounting change	$2.06	$1.96	$0.74
Income from discontinued operations, net	—	—	0.01
Gain on disposal of discontinued operations, net	—	—	0.05
Cumulative effect of accounting change, net	—	(0.09)	—

Net income	$2.06	$1.87	$0.80

Diluted shares:
Basic shares	72.6	71.3	68.2
Stock-based compensation	0.2	0.3	0.2

Diluted shares	72.8	71.6	68.4

Diluted Income per Share:
Income from continuing operations before cumulative effect of accounting change	$2.06	$1.95	$0.74
Income from discontinued operations, net	—	—	0.01
Gain on disposal of discontinued operations, net	—	—	0.05
Cumulative effect of accounting change, net	—	(0.09)	—

Net income	$2.06	$1.86	$0.80

SHORT-TERM INVESTMENTS

Short-term investments, which approximate fair value, were $76.6 at December 31, 2006, representing AAA-rated corporate debt securities which mature in 2007.

TRADE RECEIVABLES

Allowance for doubtful accounts were $9.5 and $9.1 at December 31, 2006 and 2005, respectively. Provisions charged to operations were $1.4 in 2006, $2.6 in 2005 and $1.2 in 2004. Bad debt write-offs, net of recoveries, were $1.0 in 2006, $2.1 in 2005, and $0.5 in 2004.

INVENTORIES

	2006	2005
Supplies	$38.2	$37.1
Raw materials	293.7	172.0
Work in process	206.3	180.7
Finished goods	151.8	112.5

	690.0	502.3
LIFO reserves	(426.7)	(239.7)

Inventories	$263.3	$262.6

Inventories valued using the LIFO method comprised 78% and 79% of the total inventories at December 31, 2006 and 2005, respectively. If the FIFO method of inventory accounting had been used, inventories would have been $426.7 and $239.7 higher than that reported at December 31, 2006 and 2005, respectively. Fluctuations in underlying metal values will increase or decrease the FIFO value of the inventories. During 2006, primarily as part of the Metals restructuring actions, which included the closure of the Waterbury and Seymour facilities, the reduction in LIFO inventory quantities resulted in LIFO inventory liquidation gains of $25.9. The Metals restructuring actions are described in the Restructuring Note.

PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	2006	2005
Land and improvements to land	10-20 Years	$58.5	$56.8
Buildings and building equipment	10-25 Years	228.5	225.2
Machinery and equipment	3-12 Years	1,548.6	1,525.1
Leasehold improvements		4.0	3.7
Construction in progress		54.3	62.2

Property, plant and equipment		1,893.9	1,873.0
Less accumulated depreciation		1,407.0	1,390.8

Property, plant and equipment, net		$486.9	$482.2

Depreciation expense was $71.6, $71.7, and $72.2 for 2006, 2005, and 2004, respectively. Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $136.4 in 2006, $121.6 in 2005 and $114.7 in 2004.

INVESTMENTS—AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt Chlor Alkali Partnership and Yamaha-Olin Metal Corporation, both of which are accounted for using the equity method of accounting. Combined financial positions and results of operations of these two equity-basis affiliates in their entirety were as follows:

	100% Basis
	2006	2005	2004
Condensed Balance Sheet Data:
Current assets	$61.7	$58.0
Noncurrent assets	114.9	121.9
Current liabilities	35.4	28.0
Noncurrent liabilities	121.9	134.1

Condensed Income Statement Data:
Net sales	$275.9	$236.5	$181.7
Gross profit	122.7	110.0	54.2
Net income	96.1	82.7	25.7

The amount of cumulative unremitted earnings of the joint ventures was $19.3 at December 31, 2006 and $17.8 at December 31, 2005. In 2006, 2005 and 2004, there were no contributions or distributions from Yamaha-Olin Metal Corporation. We received distributions from SunBelt Chlor Alkali Partnership totaling $47.6, $33.0, and $7.4 in 2006, 2005 and 2004, respectively. We have not made any contributions in 2006, 2005, or 2004.

In accounting for our ownership interest in the SunBelt joint venture, we adjust the reported operating results for additional depreciation expense in order to conform the SunBelt joint venture’s plant and equipment useful lives to ours. The additional depreciation expense reduced our share of SunBelt’s operating results by $3.1 in 2006, $3.6 in 2005 and $3.5 in 2004. Finally, we provide various administrative, management and logistical services to the SunBelt joint venture for which we received fees totaling $7.8 in 2006, $7.6 in 2005 and $7.2 in 2004.

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

Beginning on December 22, 2002 and each year through 2017, our SunBelt joint venture is required to repay $12.2 of the SunBelt Notes, of which $6.1 is attributable to the Series O Notes. After the payment of $6.1 on the Series O Notes in December 2006, our guarantee of these notes was $67.0. In the event our SunBelt joint venture cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in the SunBelt joint venture and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

DEBT

Credit Facility

On July 30, 2004, we entered into a five-year senior revolving credit facility of $160.0, which will expire on July 30, 2009. At December 31, 2006, we had $120.2 available under this senior revolving credit facility. We issued $39.8 letters of credit under an $80.0 letter of credit subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. We may select various floating rate borrowing options. The senior credit facility includes various customary restrictive covenants including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

Long-Term Debt

	2006	2005
Notes payable:
6.5%, due 2013	$11.4	$11.4
6.75%, due 2016	125.0	—
9.125%, due 2011 (includes interest rate swaps of $2.3 in 2006 and $5.2 in 2005)	77.3	205.2
Industrial development and environmental improvement obligations at fixed interest rates of 6.0% to 6.75%, due 2007-2017 (includes interest rate swaps of $1.3 in 2006 and $1.7 in 2005)	40.2	41.7

Total senior debt	253.9	258.3
Amounts due within one year	1.7	1.1

Total long-term debt	$252.2	$257.2

In connection with the relocation of Winchester’s rimfire operations to Oxford, MS in November 2005, we completed an industrial development revenue bond financing of $2.9 to utilize certain state tax incentives.

On June 26, 2006, we commenced an offer to exchange a new series of notes due in 2016 and cash for up to $125.0 of the $200.0 2011 Notes. On July 11, 2006, we announced that approximately $160.0 aggregate principal amount of the 2011 Notes had been validly tendered for exchange. Since more than $125.0 of the 2011 Notes had been tendered, the new notes were issued on a pro rata basis in accordance with the terms of the exchange offer. On July 28, 2006, we issued $125.0 of 2016 Notes and paid a premium of $18.8 to the existing note holders in exchange for $125.0 of 2011 Notes. We expensed $1.2 of third party fees associated with the exchange.

As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered swaps valued at $101.6, as disclosed below, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for variable rates is the six-month LIBOR. Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflects the swap activity related to certain debt obligations as of December 31, 2006:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2006 Floating Rate
9.125%, due 2011	$50.0	December 2001	8.819%
9.125%, due 2011	$25.0	March 2002	7.5 - 8.5	%(a)
Industrial development and environmental improvement obligations at fixed rates of 6.0%-6.75% due 2007-2017	$21.1	March 2002	5.63%
	$5.5	March 2002	5.77%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

We have designated the interest rate swaps as fair value hedges of the risk of changes in the value of our fixed-rate debt due to changes in interest rates, for a portion of our fixed-rate borrowings. Accordingly, the interest rate swaps have been recorded at their fair market value of $3.6 at December 31, 2006 and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the 9.125% Notes of $2.3 and the industrial development and environmental improvement obligations of $1.3. No gain or loss has been recorded as the swaps meet the criteria to qualify for hedge accounting treatment with no ineffectiveness. These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $1.3 in 2006, $2.9 in 2005, and $5.4 in 2004. The difference between interest paid and interest received is included as an adjustment to interest expense. A settlement of the fair market value of the interest rate swaps as of December 31, 2006 would result in a gain of $3.6. The counterparty to these interest rate swap contracts is a major financial institution. Our loss in the event of nonperformance by the counterparty would not be significant to our financial position or results of operations.

In July 2006, we received proceeds of $0.4 for the termination of a $30.0 interest rate swap that was a fair value hedge for a portion of the $125.0 2011 Notes that were part of the July 2006 debt exchange.

Annual maturities of long-term debt are $1.7 in 2007, $7.7 in 2008, none in 2009 and 2010, $77.3 in 2011, and a total of $167.2 thereafter.

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

Certain employees participate in defined contribution pension plans. Our defined benefit pension plan was closed to salaried employees and certain hourly employees hired after December 31, 2004. These employees participate in a defined contribution pension plan which is administered as part of the CEOP. We contribute a defined percentage of pay to the defined contribution pension plan on behalf of each of the eligible employees to an individual retirement contribution account. During the fourth quarter of 2006, approximately 25% of the East Alton, IL union employees voluntarily elected to transition from a defined benefit pension plan to a defined contribution pension plan effective January 1, 2007. As a result, we recorded, at December 31, 2006, a curtailment charge of $5.4, which represented the accelerated recognition of prior service costs. Expenses of the defined contribution pension plans were $1.4, $0.6, and $0.5 for 2006, 2005 and 2004, respectively.

We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience. We use a measurement date of December 31 for the majority of our pension and postretirement plans.

During the third quarter of 2006, the “Pension Protection Act of 2006” became law. Among the stated objectives of the law are the protection of both pension beneficiaries and the financial health of the PBGC. To accomplish these objectives, the new law requires sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums. The impact of the law cannot be fully assessed until all the implementation rules are published, but the law does require defined benefit plans to be fully funded in 2011. This will accelerate and potentially increase our pension plan funding requirements.

Obligations and Funded Status

	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligation	2006	2005	2006	2005
Benefit obligation at beginning of year	$1,665.5	$1,598.2	$86.8	$85.3
Service cost	20.5	20.5	2.4	2.2
Interest cost	94.2	92.9	5.1	5.1
Actuarial (gain) loss	(13.1)	52.9	4.8	8.7
Amendments	0.2	10.2	—	(1.5)
Benefits paid	(113.5)	(109.2)	(11.3)	(13.0)

Benefit obligation at end of year	$1,653.8	$1,665.5	$87.8	$86.8

	Pension Benefits
Change in Plan Assets	2006	2005
Fair value of plans’ assets at beginning of year	$1,279.4	$1,283.1
Actual return on plans’ assets	159.6	92.6
Employer contributions	90.5	12.9
Benefits paid	(113.5)	(109.2)

Fair value of plans’ assets at end of year	$1,416.0	$1,279.4

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Funded status	$(237.8)	$(386.1)	$(87.8)	$(86.8)

Unrecognized actuarial loss		531.9		57.2
Unrecognized prior service cost		32.5		(3.0)

Net balance sheet impact		$178.3		$(32.6)

In September 2006, we made a voluntary pension plan contribution of $80.0. In accordance with SFAS No. 87, we recorded an after-tax credit of $54.5 ($89.2 pretax) to Other Comprehensive Income. Effective December 31, 2006, we adopted SFAS No. 158, which requires us to record a net liability or asset to report the funded status of our defined benefit pensions and other postretirement plans on our balance sheet. As a result, we recorded an after-tax charge of $39.7 and $33.6, respectively, ($65.0 and $55.0 pretax, respectively), to accumulated other comprehensive income.

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$—	$215.8	$—	$—
Intangible asset in prepaid pension cost	—	32.5	—	—
Accrued benefit in current liabilities	(3.4)	—	(10.0)	—
Accrued benefit in noncurrent liabilities	(234.4)	(556.8)	(77.8)	(32.6)
Accumulated other comprehensive loss	462.6	486.8	55.0	—

Net balance sheet impact	$224.8	$178.3	$(32.8)	$(32.6)

The $13.1 actuarial gain for 2006 was the result of the 25-basis point increase in the discount rate used to calculate the benefit obligation, partially offset by actuarial losses due to plan experience. The $52.9 actuarial loss for 2005 was primarily the result of the 25-basis point decrease in the discount rate used to calculate the benefit obligation ($48.0) and by actuarial losses due to plan experience. The change in benefit obligation for amendments in 2006 was due to negotiated benefit changes.

At December 31, 2006 and 2005, the benefit obligation of non-qualified pension plans was $55.1 and $62.7, respectively, and is included in the above pension benefit obligation. There are no plan assets for these non-qualified pension plans. Benefit payments for the qualified plans are projected to be as follows: 2007—$102.7; 2008—$102.5; 2009—$103.2; 2010—$104.6, and 2011—$106.6. Benefit payments for the non-qualified pension plans are expected to be as follows: 2007—$3.5; 2008—$3.3; 2009—$3.2; 2010—$3.1, and 2011—$3.0.

	December 31,
Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets	2006	2005
Projected benefit obligation	$1,653.8	$1,665.5
Accumulated benefit obligation	$1,610.0	$1,615.9
Fair value of plan assets	$1,416.0	$1,279.4

	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost	2006	2005	2004	2006	2005	2004
Service cost	$20.5	$20.5	$16.4	$2.4	$2.2	$2.2
Interest cost	94.2	92.9	93.3	5.1	5.1	5.1
Expected return on plans’ assets	(114.2)	(115.7)	(118.0)	—	—	—
Amortization of prior service cost	5.0	4.7	5.0	—	—	—
Recognized actuarial loss	33.2	23.8	14.0	4.0	3.1	2.5
Curtailment	5.4	—	1.2	—	—	—

Net periodic benefit cost	$44.1	$26.2	$11.9	$11.5	$10.4	$9.8

Included in Other Comprehensive Loss (Pretax)
Increase (decrease) in minimum liability	$(89.2)	$47.8	$38.8
SFAS No. 158 adoption `	$65.0	$—	$—	$55.0	$—	$—

Plan Assumptions

Certain actuarial assumptions, such as discount rate and long-term rate of return on plan assets have a significant effect on the amounts reported for net periodic benefit cost and accrued benefit obligation amounts.

	Pension Benefits			Other Postretirement Benefits
Weighted Average Assumptions:	2006	2005	2004	2006	2005	2004
Discount rate—periodic benefit cost	5.75%	6.0%	6.25%	5.75%	6.0%	6.25%
Expected return on assets	9.0%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.0%	3.3%	3.3%	N/A	N/A	N/A
Discount rate—benefit obligation	6.0%	5.75%	6.0%	6.0%	5.75%	6.0%

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

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income, and alternative investments. We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns by reference to external sources. The historic rate of return on plan assets has been 9.5% for the last 5 years, 9.2% for the last 10 years, and 10.5% for the last 15 years. The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation. The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	Other Postretirement Benefits
	2006	2005
Healthcare cost trend rate assumed for next year	9.0%	9.0%
Rate that the cost trend rate gradually declines to	4.5%	4.5%
Year that the rate reaches the ultimate rate	2012	2011

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest costs	$0.4	$(0.4)
Effect on postretirement benefit obligation	4.2	(4.0)

Plan Assets

Our pension plan asset allocation at December 31, 2006 and 2005, by asset class is as follows:

	Percentage of Plan Assets
	2006	2005
Asset Class
U.S. Equities	33%	39%
Non-U.S. Equities	18%	19%
Fixed Income/Cash	27%	27%
Alternative Investments	3%	1%
Absolute Return Strategies	19%	14%

Total	100%	100%

The Alternative Investments asset class includes real estate partnerships, strategic partnerships, private equity investments, and commodities. The Alternative Investment class is intended to help diversify risk and increase returns by utilizing a broader group of assets.

Absolute Return Strategies further diversify the plan’s assets through the use of asset allocations that seek to provide a targeted rate of return over inflation. The investment managers allocate funds within asset classes that they consider to be undervalued in an effort to preserve gains in overvalued asset classes and to find opportunities in undervalued asset classes.

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

The following target allocation and ranges have been set for each asset class:

	Target Allocation	Target Range
Asset Class
U.S. Equities	32%	24-44%
Non-U.S. Equities	16%	8-24%
Fixed Income/Cash	20%	8-40%
Alternative Investments	12%	0-28%
Absolute Return Strategies	20%	10-30%

Ranges recognize the tendency of trends to persist and are designed to minimize transactions costs associated with rebalancing. Asset class target allocations are reviewed periodically and adjusted as appropriate.

For our qualified pension plans, we believe no mandatory contributions will be required until 2009. We may elect to make selective voluntary contributions, when appropriate. We expect to make payments of approximately $10.0 in 2007 and $9.0 for each of the next four years under the provisions of our other postretirement benefit plans.

INCOME TAXES

Components of Pretax Income	2006	2005	2004
Domestic	$189.8	$219.1	$74.9
Foreign	11.6	6.5	4.3

Income from continuing operations before taxes and cumulative effect of accounting change	$201.4	$225.6	$79.2

Components of Income Tax Provision (Benefit)
Currently payable:
Federal	$71.7	$21.8	$(27.2)
State	7.0	6.6	(4.6)
Foreign	2.8	1.9	1.6

	81.5	30.3	(30.2)
Deferred	(29.8)	55.6	58.7

Income tax provision	$51.7	$85.9	$28.5

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

Effective Tax Rate Reconciliation (Percent)	2006	2005	2004
Statutory federal tax rate	35.0	35.0	35.0
Foreign rate differential	(0.3)	(0.1)	—
Domestic manufacturing/export tax incentive	(1.4)	(0.7)	—
Dividends paid to ESOP	(0.5)	(0.5)	(1.5)
State income taxes, net	3.1	3.7	3.6
Equity income of foreign affiliates	(0.1)	(0.1)	(0.5)
Foreign dividend	—	—	1.3
Change in tax contingencies	(10.9)	0.9	(3.0)
Other, net	0.8	(0.1)	0.9

Effective tax rate	25.7	38.1	35.8

Components of Deferred Tax Assets and Liabilities	2006	2005
Deferred tax assets:
Pension and postretirement benefits	$126.4	$131.8
Environmental reserves	32.8	34.2
Asset retirement obligations	18.7	18.7
Accrued liabilities	40.0	39.5
Tax credits	6.3	7.3
Federal and state net operating losses	4.8	20.0
Other miscellaneous items	9.1	9.4

Total deferred tax assets	238.1	260.9
Valuation allowance	(9.2)	(8.0)

Net deferred tax assets	228.9	252.9

Deferred tax liabilities:
Property, plant and equipment	75.9	73.5
Capital loss	1.4	71.3
Inventory and prepaids	4.9	6.8
Partnerships	7.4	10.9
Other miscellaneous items	13.1	7.0

Total deferred tax liabilities	102.7	169.5

Net deferred tax asset	$126.2	$83.4

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

In 2005, we recorded a $6.4 after-tax charge for the adoption of FIN No. 47. The pretax charge was $10.5 and the related tax benefit was $4.1. This after-tax charge was recorded as the cumulative effect of accounting change in the Consolidated Statements of Operations.

The deferred tax provision for 2005 and 2004 does not reflect the tax effect of $0.4 in 2005 and $0.8 in 2004 resulting from hedging activity under SFAS No. 133. For the year 2006, 2005, and 2004, the deferred tax provision does not reflect $(34.7), $18.6, and $15.1, respectively, resulting from a (decrease) increase in the minimum pension liability adjustment required by SFAS No. 87. For the year ended 2006, the deferred tax provision does not reflect $46.7, resulting from additional defined benefit pension and other postretirement plan liabilities resulting from the adoption of SFAS No. 158 in December 2006.

At December 31, 2005, we had deferred tax benefits of $15.6 that are available to offset future consolidated taxable income and expire from 2018 to 2024. We utilized all these deferred tax benefits with our IRS settlement in July 2006.

At December 31, 2004, we had deferred tax benefits of $3.8 relating to capital loss carryforwards of $9.8 remaining from our acquisition of Chase that were available to offset future consolidated capital gains. As the valuation allowance was established at acquisition through purchase accounting, any subsequent recognition of the tax benefit of such capital loss utilization will be a reduction to the goodwill associated with the Chase acquisition. In 2005, we disposed of certain assets which generated capital gains. The tax on the capital gains was offset by the remaining capital loss carryforwards acquired with the Chase business. The utilization of these loss carryforwards resulted in a $3.8 reduction in the goodwill recorded as part of the Chase acquisition. Upon further evaluation in 2006, we determined the realization of $3.2 of these capital loss carryforwards was uncertain. Accordingly, $3.2 of the reduction of goodwill should have been recorded as a deferred tax liability. The correction, which had no impact on the effective tax rate, was recorded in June 2006.

At December 31, 2006, we had federal tax benefits of $5.8 relating to foreign tax credit carryforwards. Due to uncertainties regarding the realization of the tax benefits, a valuation allowance of $4.5 has been applied against the deferred tax benefits at December 31, 2006.

At December 31, 2006, we had deferred state tax benefits of $4.8 relating to state net operating loss carryforwards of $122.0, which are available to offset future state taxable income through 2023. Due to uncertainties regarding realization of the tax benefits, a valuation allowance of $4.7 has been applied against the deferred state tax benefits at December 31, 2006. At December 31, 2006, our current income taxes payable of $4.8 has been reduced by state tax net operating loss carryforwards of $3.0 that will be utilized against our 2006 income tax liability.

At December 31, 2006, our share of the cumulative undistributed earnings of foreign subsidiaries was $21.3. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since we intend to continue to indefinitely reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these foreign earnings in the event of distribution or sale.

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

In April 2006, we reached an agreement in principle and expected a settlement with the IRS on certain outstanding federal tax exposures. On July 10, 2006, the settlement was finalized. This settlement, which includes the periods 1996 to 2002, relates primarily to the tax treatment of capital losses generated in 1997. We made payments of $46.7 and expect to make additional payments of approximately $2.0 in 2007 to the IRS and various state and local jurisdictions, which was less than the amount previously reserved. As a result, income tax expense in 2006 was reduced by $21.6 associated with the settlement and other tax matters. In the fourth quarter of 2006, income tax expense included a $4.6 increase related to state income taxes. This increase included state tax adjustments associated with the settlement of the tax treatment of capital losses generated in 1997 and other tax matters.

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

ACCRUED LIABILITIES

Included in accrued liabilities are the following items:

	2006	2005
Accrued compensation and payroll taxes	$38.3	$38.2
Environmental (current portion only)	35.0	28.0
Accrued employee benefits	35.6	22.5
Workers compensation	21.9	20.8
Legal and professional costs	22.9	20.9
Other	47.3	35.0

	$201.0	$165.4

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The CEOP is a defined contribution plan available to essentially all domestic employees. Company matching contributions are invested in the same investment allocation as the employee’s contribution. Effective January 1, 2003, we suspended the match on most salaried employees’ contributions. The matching contributions were re-instated for salaried employees beginning January 2005, contingent upon our financial performance. During 2006 and 2005, a performance match was earned. Our matching contributions for eligible employees amounted to $8.2 in 2006, $7.2 in 2005, and $2.8 in 2004.

Employees become vested in the value of the contributions we make to the CEOP according to a schedule based on service. After two years of service, participants are 25% vested. They vest in increments of 25% for each additional year and after five years of service, they are 100% vested in the value of the contributions that we have made to their accounts.

Employees may transfer any or all of the value of the investments, including Olin common stock, to any one or combination of investments available in the CEOP. Employees may transfer balances daily and may elect to transfer any percentage of the balance in the fund from which the transfer is made. However, when transferring out of a fund, employees are prohibited from trading out of the fund to which the transfer was made for seven calendar days. This limitation does not apply to trades into the money market fund or the Olin Common Stock Fund.

STOCK-BASED COMPENSATION

The amounts below include the impact of recognizing stock-based compensation expense related to restricted stock, performance shares, and stock options for 2006 based on the modified prospective transition method under SFAS No. 123R. Compensation expense related to amounts to be settled in shares for deferred directors’ compensation, restricted stock, and performance shares were already being recognized before implementing SFAS No. 123R and totaled $2.4, $2.3, and $1.7 for the years ended December 31, 2006, 2005, and 2004, respectively. Total stock-based compensation expense related to stock options was as follows:

2006
Stock-based Compensation Expense Recognized:
Cost of goods sold	$0.4
Selling and administration	2.9

Total decrease in income before taxes	3.3
Income tax benefit	(1.2)

Total decrease in net income	$2.1

Decrease in Net Income per Common Share:
Basic	$0.03

Diluted	$0.03

Stock-based compensation expense was allocated to the operating segments for the portion related to employees whose compensation would be included in cost of goods sold with the remainder recognized in Corporate/Other. There were no significant capitalized stock-based compensation costs.

The total unrecognized compensation cost related to unvested stock options at December 31, 2006 was $4.3 and was expected to be recognized over a weighted average period of 2.0 years.

In 2006, a reclassification totaling $9.0 from Other Liabilities to Additional Paid-In Capital was made related to previously recorded costs for deferred directors’ compensation, the fair value of stock options assumed at the acquisition of Chase Industries, restricted stock, and the portion of performance shares that are settled in our stock. This reclassification conforms to the accounting treatment for stock-based compensation in SFAS No. 123R.

Prior to adopting SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows (included as a reduction to income taxes payable). SFAS No. 123R requires the cash flows resulting from excess tax benefits, which are our tax deductions realized in excess of the compensation costs recognized for the stock options exercised, to be classified as cash flows provided by financing activities. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R.

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Stock options, restricted stock and performance shares typically vest over three years. We issue shares to settle stock options, restricted stock, and share-based performance awards. At December 31, 2006, total shares reserved for issuance were 9.9 million shares with 3.5 million shares available for grant under the various long term incentive plans. On April 27, 2006, the shareholders approved the 2006 Long Term Incentive Plan which authorized an additional 3.0 million shares available for grant. In 2006, long-term incentive awards included stock options, performance share awards, and restricted stock. The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which was the fair market value of our common stock on the date of grant. Performance Accelerated

Vesting Stock Options for 854,000 shares were outstanding at December 31, 2006. These options have a term of 120 months and vest in 119 months, and can vest early, but only if the stock price increases to $28 per share or more for 10 days in any 30 calendar day period.

Stock Option Transactions are as Follows:

	Shares	Option Price Per Share	Weighted Average Option Price Per Share	Exercisable
				Options	Weighted Average Exercise Price
Outstanding at January 1, 2004	7,085,328	$6.25 – $33.86	$19.67	4,833,666	$20.84

Granted	677,900	18.52	18.52
Exercised	(744,121)	6.25 – 18.97	14.42
Canceled	(137,002)	10.42 – 28.06	23.17

Outstanding at December 31, 2004	6,882,105	6.25 – 33.86	20.05	4,583,856	$21.19

Granted	587,525	23.78	23.78
Exercised	(509,085)	11.72 – 22.66	16.84
Canceled	(466,452)	12.22 – 28.06	18.66

Outstanding at December 31, 2005	6,494,093	6.25 – 33.86	20.74	4,672,644	$21.04

Granted	787,600	20.68	20.68
Exercised	(240,075)	11.72 – 18.97	15.89
Canceled	(977,889)	17.45 – 27.17	24.28

Outstanding at December 31, 2006	6,063,729	$6.25 – $33.86	$20.35	4,045,286	$20.32

At December 31, 2006, the average exercise period for all outstanding and exercisable options was 54 months and 43 months, respectively. At December 31, 2006, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding and exercisable options were both $0.7. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $1.2 and $3.0, respectively.

The following table provides certain information with respect to stock options exercisable at December 31, 2006:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Under $18.00	1,126,089	$15.58	1,126,089	$15.58
$18.00 – $24.00	1,729,600	$19.40	3,748,043	$19.94
Over $24.00	1,189,597	$26.17	1,189,597	$26.17

	4,045,286		6,063,729

At December 31, 2006, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase
2000 Long Term Incentive Plan	1,647,364	149,115
2003 Long Term Incentive Plan	1,679,928	327,478
2006 Long Term Incentive Plan	3,000,000	3,000,000

	6,327,292	3,476,593	(1)

1988 Stock Option Plan (plan expired)	18,400	—
1991 Long Term Incentive Plan (plan expired)	689,490	—
1996 Stock Option Plan (plan expired)	2,378,520	—
Chase Benefit Plans (assumed in acquisition)	166,201	—
Options Available for only Arch Chemicals Employees	339,422	—

	3,592,033	—

Total under stock option plans	9,919,325	3,476,593

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 Stock Plan for Non-employee Directors	399,223	248,955
Employee Deferral Plan	49,564	45,983
Monarch Brass & Copper Corp. Deferral Plan	500,000	500,000

Total under stock purchase plans	948,787	794,938

(1) All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,901,593 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation, and former employees of Monarch may periodically transfer amounts of their compensation deferred at the time we acquired Monarch into shares of our common stock based on fair market value of the shares at the time of deferral. Non-employee directors annually receive stock grants as a portion of their director compensation. Of the shares reserved under the stock purchase plans at December 31, 2006, 153,844 shares were committed.

Performance share awards are denominated in shares of our stock and are paid half in cash and half in stock. Payouts are based on Olin’s average annual return on capital over a three-year performance cycle in relation to the average annual return on capital over the same period among a portfolio of public companies which are selected in concert with outside compensation consultants. The expense associated with performance shares is recorded based on our estimate of our performance relative to the respective target. If an employee leaves the company before the end of the performance cycle, the performance shares may be prorated based on the number of months of the performance cycle worked and are settled in cash instead of half in cash and half in stock when the three-year performance cycle is completed. Performance share transactions were as follows:

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at December 31, 2005	203,975	$19.36	149,050	$20.18
Granted	86,400	20.68	86,400	20.68
Paid/Issued	(56,597)	19.61	(28,125)	15.35
Converted from Shares to Cash	3,855	20.41	(3,855)	20.41
Canceled	(3,501)	21.45	(3,945)	21.39

Outstanding at December 31, 2006	234,132	$19.77	199,525	$21.05

Total vested at December 31, 2006	157,919	$18.92	123,229	$20.76

The summary of the status of our unvested performance shares to be settled in cash are as follows:

	Shares	Weighted Average Fair Value per Share
Unvested at December 31, 2005	61,633	$22.16
Granted	86,400	20.68
Vested	(68,319)	21.02
Canceled	(3,501)	21.45

Unvested at December 31, 2006	76,213	$21.54

At December 31, 2006, the liability recorded for performance shares to be settled in cash totaled $2.6. The total unrecognized compensation cost related to unvested performance shares at December 31, 2006 was $2.9 and was expected to be recognized over a weighted average period of 1.1 years.

SHAREHOLDERS’ EQUITY

During 2006 and 2005, we issued 1,135,948 shares and 770,713 shares of common stock, respectively, with a total value of $19.7 and $15.3, respectively, to the CEOP. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contribution and re-invested dividends.

There were no share repurchases in 2006, 2005, and 2004. Under programs previously approved by our board of directors, 154,076 shares remained to be repurchased as of December 31, 2006.

At December 31, 2006, we had $220 registered securities available for issuance with the SEC, whereby from time to time, we may issue debt securities, preferred stock and/or common stock, and associated warrants.

In February 2004, we issued and sold 10 million shares of common stock at a public offering price of $18.00 per share. Net proceeds from the sale were $177.8.

The following table represents the activity included in Other Comprehensive Income (Loss):

	Foreign Currency Translation Adjustment	Net Unrealized on Derivative Contracts	Net Unrealized on Marketable Securities	Minimum Pension and Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
Balance January 1, 2004	$(5.9)	$3.6	$—	$(244.5)	$(246.8)
Unrealized Gains (Losses)	(1.3)	1.2	0.9	(23.7)	(22.9)
Reclassification Adjustments	—	(3.6)	—	—	(3.6)

Balance December 31, 2004	(7.2)	1.2	0.9	(268.2)	(273.3)
Unrealized Gains (Losses)	(2.3)	1.6	0.2	(29.2)	(29.7)
Reclassification Adjustments	—	(1.2)	(0.2)	—	(1.4)

Balance December 31, 2005	(9.5)	1.6	0.9	(297.4)	(304.4)
Unrealized Gains (Losses)	1.2	6.0	—	(18.8)[1]	(11.6)
Reclassification Adjustments	—	(1.6)	(0.9)	—	(2.5)

Balance December 31, 2006	$(8.3)	$6.0	$—	$(316.2)	$(318.5)

¹In accordance with SFAS No. 87, we recorded an after-tax credit of $54.5 to Other Comprehensive Loss. As a result of adopting SFAS No. 158, this was offset by after-tax charges of $39.7 and $33.6 for defined benefit pension and postretirement plans, respectively.

SEGMENT INFORMATION

We define segment income as income (loss) before interest expense, interest income, other income, and income taxes, and include the results of non-consolidated affiliates. Consistent with the guidance in SFAS 131, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Our management considers the SunBelt Chlor Alkali Partnership to be an integral component of the Chlor Alkali Products segment and Yamaha-Olin Metal Corporation to be an integral component of the Metals segment. Each are engaged in the same business activity as the segment, including joint or overlapping marketing, management, manufacturing and technology development functions. Inter-segment sales of $69.1, $47.7 and $37.3 for the years 2006, 2005 and 2004, respectively, representing the sale of ammunition cartridge cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	2006	2005	2004

Sales:
Chlor Alkali Products	$666.1	$610.2	$448.2
Metals	2,112.1	1,402.7	1,230.1
Winchester	373.6	344.8	318.5

Total sales	$3,151.8	$2,357.7	$1,996.8

Income from continuing operations before taxes and cumulative effect of accounting change:
Chlor Alkali Products	$256.3	$237.0	$83.0
Metals	58.2	34.0	50.5
Winchester	15.8	7.8	21.9
Corporate/Other	(111.0)	(61.9)	(58.3)
Restructuring Charges	(17.6)	(0.3)	(9.6)
Other Operating Income	6.7	9.1	5.5
Interest Expense	(20.3)	(19.9)	(20.2)
Interest Income	11.8	18.3	1.9
Other Income	1.5	1.5	4.5

Income from continuing operations before taxes and cumulative effect of accounting change	$201.4	$225.6	$79.2

Earnings of non-consolidated affiliates
Chlor Alkali Products	$45.3	$37.8	$9.0
Metals	0.7	0.7	1.1

Total earnings of non-consolidated affiliates	$46.0	$38.5	$10.1

Depreciation and amortization expense:
Chlor Alkali Products	$27.1	$25.2	$23.9
Metals	35.0	37.4	38.8
Winchester	8.5	8.2	8.2
Corporate/Other	1.5	1.7	2.4

Total depreciation and amortization expense	$72.1	$72.5	$73.3

Capital spending:
Chlor Alkali Products	$51.8	$48.5	$28.6
Metals	19.5	18.7	17.5
Winchester	9.1	12.6	8.6
Corporate/Other	0.5	1.2	0.4

Total capital spending	$80.9	$81.0	$55.1

	2006	2005

Assets:
Chlor Alkali Products	$278.7	$255.6
Metals	741.4	712.3
Winchester	180.2	161.0
Corporate/Other	436.2	668.3

Total assets	$1,636.5	$1,797.2

Investments—affiliated companies (at equity):
Chlor Alkali Products	$(13.5)	$(14.7)
Metals	12.2	11.2

Total investments—affiliated companies (at equity)	$(1.3)	$(3.5)

Segment assets include only those assets which are directly identifiable to an operating segment and do not include such items as cash, deferred taxes and other assets. All goodwill, which is associated with its acquisitions, is included in the assets of the Metals segment. Assets of the Corporate/Other segment include primarily such items as cash and cash equivalents, short-term investments, deferred taxes, and other assets. Upon adoption of SFAS No. 158 in 2006, prepaid pension costs, which were included in the Corporate/Other segment, were eliminated against our pension liability.

Geographic Data:	2006	2005	2004
Sales
United States	$3,026.9	$2,273.5	$1,916.6
Foreign	124.9	84.2	80.2
Transfers between areas:
United States	57.4	41.0	33.8
Foreign	0.7	1.2	0.5
Eliminations	(58.1)	(42.2)	(34.3)

Total sales	$3,151.8	$2,357.7	$1,996.8

Assets
United States	$1,542.4	$1,718.5
Foreign	81.9	67.5
Investments	12.2	11.2

Total assets	$1,636.5	$1,797.2

Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $120.7, $77.4, and $74.3 in 2006, 2005 and 2004, respectively.

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

The following table includes the estimated fair value of the assets acquired and the liabilities assumed at the dates of acquisition. Based on valuations done at the acquisition date of Metal Foils’ assets, $1.2 was assigned to goodwill, which is not subject to amortization. Goodwill was adjusted by $0.4 and $0.5 in 2006 and 2005, respectively, for contingent consideration payments.

Supplemental cash flow information on the Metal Foils acquisition is as follows:

2004
Working capital	$1.6
Property, plant and equipment	0.4
Goodwill	1.2

Net assets acquired	$3.2

RESTRUCTURING CHARGES

On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Waterbury facility and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of our Metals service center facilities by consolidating certain activities into another service center facility, and make overhead reductions in the Metals business affecting approximately 20 employees. We based our decision on our evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We substantially completed these activities by June 30, 2006. As a result of these cost reduction efforts, we recorded a pretax restructuring charge of $15.7 in the first quarter of 2006. In the fourth quarter, primarily as a result of realizing more proceeds from equipment sales than expected, we reduced our previously established restructuring reserve related to the Waterbury facility by $1.6. The net restructuring charge of $14.1 primarily included lease and other contract termination costs ($8.0), write-off of equipment and facility costs ($2.8), and employee severance and related benefit costs ($3.3). We expect to incur cash expenditures of $10.3 related to this restructuring charge. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 realized related to the closure of our Waterbury facility.

On November 27, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Seymour facility and consolidate some of those production activities into other Olin locations. We currently expect to complete the closing of the Seymour facility during the second quarter of 2007. We based our decision on our evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We recorded a one-time pretax restructuring charge of $3.5. This restructuring charge included write-off of equipment and facility costs ($2.4), employee severance and related benefit costs ($0.9), and contract termination costs ($0.2). We expect to incur cash expenditures of $1.6 related to this restructuring. The impact of this restructuring charge was more than offset by a LIFO inventory liquidation gain of $10.4 realized related to the closure of our Seymour facility.

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

The following table summarizes the major components of the 2006 and 2004 charges and the remaining balances as of December 31, 2006:

	2006 Restructuring Charges	Amounts Utilized	Accrued Restructuring Costs
Lease and other contract termination costs	$8.2	$(0.7)	$7.5
Employee severance and job related benefits	4.2	(1.7)	2.5
Write-off of equipment and facilities	5.2	(3.8)	1.4

	$17.6	$(6.2)	$11.4

	2004 Restructuring Charges	Amounts Utilized	Accrued Restructuring Costs
Employee severance and job related benefits	$8.1	$(7.8)	$0.3
Relocation and outplacement services	1.1	(1.1)	—
Pension curtailment	1.2	(1.2)	—

	$10.4	$(10.1)	$0.3

The majority of the remaining balance of $11.4 and $0.3 of the 2006 and 2004 restructuring charges, respectively, are expected to be paid out in 2007.

DISCONTINUED OPERATIONS

On June 11, 2004, we sold our Olin Aegis business to HCC Industries, Inc. The company received proceeds of $17.1, which resulted in a pretax gain on the sale of $5.8 (net of taxes of $2.3). The disposal of the assets and operations of Olin Aegis represented the disposal of a component of an entity within our Metals business segment. Consequently, the financial data related to Olin Aegis is classified in the consolidated financial statements as a discontinued operation.

The operating results of discontinued operations were as follows:

2004
Net sales	$12.3

Income from operations before taxes	0.8
Gain on sale of discontinued operations	5.8

Income before taxes	6.6
Income tax provision	2.5

Net income	$4.1

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $5.7 at December 31, 2006. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and OM&M expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges or credits to income for investigatory and remedial efforts were material to operating results in 2006, 2005, and 2004 and may be material to net income in future years.

Environmental provisions (credits) charged (credited) to income were as follows:

	2006	2005	2004
Charges to income	$23.8	$22.7	$23.4
Recoveries from third parties of costs incurred and expensed in prior periods	(1.2)	(38.5)	—

Total provision (credit)	$22.6	$(15.8)	$23.4

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Our estimated environmental liability at the end of 2006 was attributable to 75 sites, 16 of which were USEPA NPL sites. Ten sites accounted for 72% of such liability and, of the remaining 65 sites, no one site accounted for more than 2% of our environmental liability. At two of these ten sites a remedial plan has been submitted by us and a ROD or its equivalent has not been issued. At three of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage. At two of the sites, part of the site is subject to remedial action and another part is in the long-term OM&M stage. One site is at the investigatory stage. The two remaining sites are in long-term OM&M. All ten sites are either associated with past manufacturing operations or former waste disposal sites. None of the ten largest sites represents more than 15% of the liabilities reserved on our consolidated balance sheet at December 31, 2006 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $90.8 at December 31, 2006, and $102.9 at December 31, 2005, of which $55.8 and $74.9 were classified as other noncurrent liabilities, respectively. Those amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. Those liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $90.8 included on our consolidated balance sheet at December 31, 2006 for future environmental expenditures, we currently expect to utilize $55.9 of the reserve for future environmental expenditures over the next 5 years, $13.8 for expenditures 6 to 10 years in the future, and $21.1 for expenditures beyond 10 years in the future.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $20.0 to $40.0 over the next several years, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such increases may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2006, we estimate we may have additional contingent environmental liabilities of $50.0 in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

We lease certain properties, such as railroad cars, distribution, warehousing and office space, data processing and office equipment. Virtually none of our lease agreements contain escalation clauses or step rent provisions. Total rent expense charged to operations amounted to $30.0 in 2006, $28.2 in 2005 and $28.0 in 2004 (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2006 are as follows; $23.8 in 2007; $19.2 in 2008; $16.1 in 2009; $18.7 in 2010, $9.1 in 2011, and a total of $34.3 thereafter.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of $0.2 regardless of the sulfur dioxide purchased. Commitments related to this agreement are $2.4 per year for 2007 through 2011 and $0.6 in 2012. This supply agreement expires in 2012.

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

SUBSEQUENT EVENT

On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars in our Chlor Alkali Products segment that were acquired in 2005 and 2006. The sale/leaseback is an operating lease which expires on December 31, 2016. This transaction reduced our fixed assets by approximately $16.0.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$725.1	$826.4	$851.9	$748.4	$3,151.8
Cost of goods sold (1)	618.9	741.2	769.8	667.2	2,797.1
Net income	33.7	33.0	56.2	26.8	149.7
Net income per common share:
Basic	0.47	0.46	0.77	0.37	2.06
Diluted	0.47	0.45	0.77	0.37	2.06
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock (2)
High	22.00	22.65	18.32	17.70	22.65
Low	19.47	16.39	14.22	15.20	14.22

2005
Sales	$560.9	$593.7	$599.0	$604.1	$2,357.7
Cost of goods sold (1)	473.9	505.5	505.4	514.0	1,998.8
Income before cumulative effect of accounting change	37.2	32.1	31.4	39.0	139.7
Cumulative effect of accounting change, net (3)	—	—	—	(6.4)	(6.4)
Net income	37.2	32.1	31.4	32.6	133.3
Basic income per common share:
Income from continuing operations before cumulative effect of accounting change	0.52	0.45	0.44	0.54	1.96
Cumulative effect of accounting change, net (3)	—	—	—	(0.09)	(0.09)
Net income	0.52	0.45	0.44	0.45	1.87
Diluted income per common share:
Income from continuing operations before cumulative effect of accounting change, net	0.52	0.45	0.44	0.54	1.95
Cumulative effect of accounting change, net (3)	—	—	—	(0.09)	(0.09)
Net income	0.52	0.45	0.44	0.45	1.86
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock (2)
High	25.35	23.79	20.00	20.15	25.35
Low	20.22	17.09	17.51	16.65	16.65

(1)	Cost of goods sold includes the LIFO inventory liquidation gains.

(2)	New York Stock Exchange composite transactions.

(3)	Operating results in the fourth quarter of 2005 included an after-tax cumulative charge of $6.4 for the adoption of FIN No. 47.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Olin in such reports is accumulated and communicated to Olin’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading “Item 1- Proposal for the Election of Directors” in our Proxy Statement relating to our 2007 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. See also the list of executive officers following Item 4 in Part I of this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “What are the committees of the Board?” under the heading “Corporate Governance Matters” in our Proxy Statement. We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “Miscellaneous-How can I directly nominate a Director for election to the Board at the 2008 Annual Meeting?” and “Corporate Governance Matters-What is Olin’s Director Nomination Process?”.

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Business Conduct. The Code is available in the Corporate Governance section of the Investor section of our website at www.olin.com.

Item 11.	EXECUTIVE COMPENSATION

The information in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation,” on page 14 and the information on pages 19 through 47, (beginning with the information under the heading “Compensation Discussion and Analysis” through the information under the heading “Compensation Committee Report,”) are incorporated by reference in this Report.

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information under the headings “Review, Approval, or Ratification of Transactions with Related Persons” and “Which Board members are independent?” in our Proxy Statement by reference in this Report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate the information concerning the accounting fees and services of our independent registered public accounting firm, KPMG LLP under the heading “Item 2—Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement by reference in this Report.

PART IV

Item 15.	EXHIBITS; CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements

Consolidated financial statements of the registrant are included in Item 8 above.

2.	Financial Statement Schedules

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

3.	Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(cc) below.

3	(a)	Olin’s Restated Articles of Incorporation as amended effective May 8, 1997—Exhibit 3(a) to Olin’s Form 10-Q for the quarter ended June 30, 2003.*
	(b)	By-laws of Olin as amended effective April 26, 2006—Exhibit 3(b) to Olin’s Form 8-K dated April 26, 2006.*
4	(a)	Articles of Amendment designating Series A Participating Cumulative Preferred Stock, par value $1 per share—Exhibit 2 to Olin’s Form 8-A dated February 21, 1996, covering Series A Participating Cumulative Preferred Stock Purchase Rights.*
	(b)	Form of Senior Debt Indenture between Olin and Chemical Bank—Exhibit 4(a) to Form 8-K dated June 15, 1992; Supplemental Indenture dated as of March 18, 1994 between Olin and Chemical Bank—Exhibit 4(c) to Registration Statement No. 33-52771 and Second Supplemental Indenture dated as of December 11, 2001 between Olin and JPMorgan Chase Bank, formerly known as Chemical Bank—Exhibit 4 to Form 8-K dated December 20, 2001.*
	(c)	Credit Agreement dated as of July 30, 2004 among Olin and the banks named therein—Exhibit 4(d) to Olin’s Form 10-Q for the quarter ended June 30, 2004.*
	(d)	9.125% Senior Note Due 2011—Exhibit 4(f) to Olin’s Form 10-K for 2001.*
	(e)	Indenture between Olin and JPMorgan Chase Bank, N.A. dated as of June 26, 2006—Exhibit 4.1 to Olin’s Form 8-K dated June 26, 2006.*
	(f)	Form T-1 Statement of Eligibility for Trustee under Indenture—Exhibit 25.1 to Olin’s Amendment No. 2 to Registration Statement No. 333-138283 filed on January 9, 2007.*
	(g)	6.75% Senior Note Due 2016—Exhibit 4.1 to Olin’s Form 8-K dated July 28, 2006.*
	(h)	First Supplemental Indenture between Olin and JPMorgan Chase Bank, N.A. dated July 28, 2006—Exhibit 4.2 to Olin’s Form 8-K dated July 28, 2006.*
	(i)	Registration Rights Agreement among Olin, Banc of America Securities LLC, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC dated July 28, 2006—Exhibit 4.3 to Olin’s Form 8-K dated July 28, 2006.*

We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

10	(a)	1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended through January 30, 2003—Exhibit 10(a) to Olin’s Form 10-K for 2002.*
	(b)	Employee Deferral Plan as amended and restated effective as of January 30, 2003 and as amended effective January 1, 2005—Exhibit 10(b) to Olin’s Form 10-K for 2002 and Exhibit 10(b)(1) to Olin’s Form 10-K for 2005, respectively.*
	(c)	Olin Senior Executive Pension Plan amended as of July 27, 2000 as amended by resolutions adopted on May 27, 2005 and January 1, 2006—Exhibit 10(d) to Olin’s Form 10-Q for the quarter ended September 30, 2000, Exhibit 10.2 to Olin’s Form 8-K dated May 31, 2005, Exhibit 10(c)(1) to Olin’s Form 10-K for 2005 and Exhibit 10(qq) to Olin’s Registration Statement No. 333-138238 filed on October 26, 2006, respectively.*
	(d)	Olin Supplemental Contributing Employee Ownership Plan as amended and restated effective January 1, 2005 and as amended by resolutions adopted on May 27, 2005-Exhibit 10(d) to Olin’s Form 10-Q for the quarter ended March 31, 2005, Exhibit 10.2 to Olin’s Form 8-K dated May 31, 2005, and Exhibit 10(d)(1) to Olin’s Form 10-K for 2005, respectively.*
	(e)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*

	(f)	Form of executive agreement between Olin and certain executive officers dated November 1, 2002—Exhibit 10(f) to Olin’s Form 10-K for 2002.*
	(g)	Form of Notice of Intention to Terminate Executive Agreements with certain executives—Exhibit 10.1 to Olin’s Form 8-K dated August 3, 2005.*
	(h)	Form of executive agreement between Olin and certain executive officers-Exhibit 99.1 to Olin’s Form 8-K dated January 28, 2005.*
	(i)	Form of executive change-in-control agreement between Olin and certain executive officers-Exhibit 99.2 to Olin’s Form 8-K dated January 28, 2005.*
	(j)	Olin 1991 Long Term Incentive Plan, as amended through January 30, 2003—Exhibit 10(g) to Olin’s Form 10-K for 2002.*
	(k)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended effective December 7, 2006.
	(l)	Olin Senior Management Incentive Compensation Plan, as amended through January 26, 2005 and amendment effective January 1, 2005-Appendix B to Olin’s 2005 Proxy Statement dated March 15, 2005 and Exhibit 10(l)(1) to Olin’s Form 10-K for 2005, respectively.*
	(m)	Description of Restricted Stock Unit Awards granted under the 2000 Long Term Incentive Plan—Exhibit 10(m) to Olin’s Form 10-K for 2001.*
	(n)	Description of Restricted Stock Unit Awards granted under the 2003 Long Term Incentive Plan—Exhibit 10(m) to Olin’s Form 10-K for 2004.*
	(o)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
	(p)	Olin Supplementary and Deferral Benefit Pension Plan restated as of February 8, 1999 and as amended by resolutions adopted on January 1, 2006—Exhibit 10(s) to Olin’s Form l0-Q for the quarter ended March 31, 1999 and Exhibit 10(rr) to Olin’s Registration Statement No. 333-138238 filed on October 26, 2006, respectively.*
	(q)	Olin Corporation 2000 Long Term Incentive Plan as amended through January 30, 2003—Exhibit 10(n) to Olin’s Form 10-K for 2002.*
	(r)	Olin Corporation 2003 Long Term Incentive Plan—Exhibit 10(o) to Olin’s Form 10-K for 2002.*
	(s)	Olin Corporation 2006 Long Term Incentive Plan— Appendix A to Olin’s 2006 Proxy Statement dated March 24, 2006.*
	(t)	2004 Performance Share Program—Exhibit 10(s) to Olin’s Form 10-K for 2004.*
	(u)	2005 Performance Share Program—Exhibit 10(t) to Olin’s Form 10-K for 2004.*
	(v)	2006 Performance Share Program—Exhibit 10(v) to Olin’s Form 10-K for 2005.*
	(w)	Performance Share Program adopted as of February 13, 2007—Exhibit 99.1 to Olin’s Form 8-K dated February 13, 2007.*
	(x)	Chase Industries Inc. 1994 Long-Term Incentive Plan, as amended as of May 14, 1997 and First Amendment effective as of November 19, 1999—Exhibit 10.5 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.7 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
	(y)	Chase Industries Inc. 1997 Non-Employee Director Stock Option Plan, as amended May 26, 1998 and First Amendment effective as of November 19, 1999—Exhibit 10.6 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.9 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*
	(z)	Form of Voluntary Employment Separation Agreement and Release with certain executive officers-Exhibit 10(u) to Olin’s Form 10-K for 2003.*
	(aa)	Letter Agreement with G. H. Pain dated January 29, 2004-Exhibit 10(v) to Olin’s Form 10-K for 2003.*
	(bb)	Limited Waiver of Executive Agreement Provisions with G. H. Pain—Exhibit 10(z) to Olin’s Form 10-K for 2004.*
	(cc)	Summary of Stock Option Continuation Policy—Exhibit 10(bb) to Olin’s Form 10-K for 2005.*
	(dd)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
	(ee)	Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated August 23, 1996—Exhibit 99.1 to Olin’s Form 8-K dated December 3, 2001.*
	(ff)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.2 to Olin’s Form 8-K dated December 3, 2001.*
	(gg)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.3 to Olin’s Form 8-K dated December 3, 2001.*
	(hh)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated April 30, 1998—Exhibit 99.4 to Olin’s Form 8-K dated December 3, 2001.*
	(ii)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated January 1, 2003—Exhibit 10(aa) to Olin’s Form 10-K for 2002.*
	(jj)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(kk)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(ll)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
11		Computation of Per Share Earnings (included in the Note—“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8.)
12		Computation of Ratio of Earnings to Fixed Charges (unaudited).
21		List of Subsidiaries.
23.1		Consent of KPMG LLP.
23.2		Consent of Ernst & Young LLP.
31.1		Section 302 Certification Statement of Chief Executive Officer.
31.2		Section 302 Certification Statement of Chief Financial Officer.
32		Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.

*	Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.

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

Date: February 27, 2007

OLIN CORPORATION

By	/s/ JOSEPH D. RUPP
Joseph D. Rupp Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2007

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 27, 2007

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 27, 2007

/s/ DONALD W. GRIFFIN Donald W. Griffin	Director	February 27, 2007

/s/ VIRGINIA A. KAMSKY Virginia A. Kamsky	Director	February 27, 2007

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 27, 2007

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 27, 2007

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	February 27, 2007

/s/ ANTHONY W. RUGGIERO Anthony W. Ruggiero	Director	February 27, 2007

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	February 27, 2007

/s/ JOHN E. FISCHER John E. Fischer	Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2007

/s/ TODD A. SLATER Todd A. Slater	Vice President and Controller (Principal Accounting Officer)	February 27, 2007

AUDITED FINANCIAL STATEMENTS

SunBelt Chlor Alkali Partnership

December 31, 2006 and 2005

SunBelt Chlor Alkali Partnership

Audited Financial Statements

Years Ended December 31, 2006, 2005, and 2004

Report of Independent Registered Public Accounting Firm

The Partners

SunBelt Chlor Alkali Partnership

We have audited the accompanying balance sheets of SunBelt Chlor Alkali Partnership as of December 31, 2006 and 2005, and the related statements of income, partners’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SunBelt Chlor Alkali Partnership at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 19, 2007

SunBelt Chlor Alkali Partnership

Balance Sheets

	December 31
	2006	2005
Assets
Current assets:
Cash	$1,000	$44,013
Receivable from Oxy Vinyls, LP	7,732,638	7,015,455
Receivables from partners	14,303,282	17,936,644
Inventories	1,607,134	2,069,896
Prepaids and other current assets	1,460,770	1,291,601

Total current assets	25,104,824	28,357,609

Property, plant, and equipment, net	112,783,125	119,565,930
Deferred financing costs, net	881,626	961,774

Total assets	$138,769,575	$148,885,313

Liabilities and partners’ deficit
Current liabilities:
Amounts payable to partners	$9,933,013	$7,217,313
Current portion of long-term debt	12,187,500	12,187,500

Total current liabilities	22,120,513	19,404,813
Long-term debt	121,875,000	134,062,500
Partners’ deficit	(5,225,938)	(4,582,000)

Total liabilities and partners’ deficit	$138,769,575	$148,885,313

See accompanying notes.

SunBelt Chlor Alkali Partnership

Income Statements

	Year Ended December 31
	2006	2005	2004
Revenues	$186,742,652	$166,967,651	$105,764,129
Operating costs and expenses:
Cost of sales	56,316,784	48,699,088	45,281,281
Depreciation and amortization	14,554,150	14,347,268	14,150,729
Administrative and general	11,591,056	11,694,524	10,701,137

	82,461,990	74,740,880	70,133,147

Operating income	104,280,662	92,226,771	35,630,982
Interest expense	(10,573,875)	(11,455,031)	(12,336,188)
Interest income	853,823	537,421	161,168

Net income	$94,560,610	$81,309,161	$23,455,962

See accompanying notes.

pgs

s SunBelt Chlor Alkali Partnership

Statements of Partners’ Deficit

	Partners
	Olin SunBelt Inc.	1997 Chlor Alkali Venture, Inc.	Total
Balance at December 31, 2003	$(14,301,500)	$(14,301,500)	$(28,603,000)
Cash distributions to partners	(7,352,029)	(7,352,029)	(14,704,058)
Net income	11,727,981	11,727,981	23,455,962

Balance at December 31, 2004	(9,925,548)	(9,925,548)	(19,851,096)
Cash distributions to partners	(33,020,033)	(33,020,033)	(66,040,066)
Net income	40,654,581	40,654,581	81,309,162

Balance at December 31, 2005	(2,291,000)	(2,291,000)	(4,582,000)
Cash distributions to partners	(47,602,274)	(47,602,274)	(95,204,548)
Net income	47,280,305	47,280,305	94,560,610

Balance at December 31, 2006	$(2,612,969)	$(2,612,969)	$(5,225,938)

See accompanying notes.

SunBelt Chlor Alkali Partnership

Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
Operating activities
Net income	$94,560,610	$81,309,161	$23,455,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,474,002	14,267,120	14,070,581
Amortization	80,148	80,148	80,148
Loss on disposal of assets	282,062	164,435	289,883
Accretion of discount on short-term investments	(328,493)	—	—
Changes in assets and liabilities:
Receivable from Oxy Vinyls, LP	(717,183)	245,961	(3,834,085)
Receivables from partners	3,633,362	(9,507,354)	(2,040,479)
Inventories	462,762	41,122	371,758
Amounts payable to partners	2,715,700	1,405,976	(746,222)
Prepaid expenses and other current assets	(169,169)	(175,224)	(156,657)

Net cash provided by operating activities	114,993,801	87,831,345	31,490,889

Investing activities
Purchases of property, plant, and equipment	(8,043,515)	(9,645,152)	(4,588,322)
Proceeds from sale of property, plant, and equipment	70,256	62,776	—
Purchase of short-term investments	(22,697,270)	—	—
Proceeds from maturity of short-term investments	23,025,763	—	—

Net cash used in investing activities	(7,644,766)	(9,582,376)	(4,588,322)

Financing activities
Cash distributions to partners	(95,204,548)	(66,040,065)	(14,704,058)
Principal payments on long-term debt	(12,187,500)	(12,187,500)	(12,187,500)

Net cash used in financing activities	(107,392,048)	(78,227,565)	(26,891,558)

Net (decrease) increase in cash	(43,013)	21,404	11,009
Cash at beginning of year	44,013	22,609	11,600

Cash at end of year	$1,000	$44,013	$22,609

See accompanying notes.

SunBelt Chlor Alkali Partnership

Notes to Financial Statements

December 31, 2006 and 2005

1. Organization

SunBelt Chlor Alkali Partnership (the Partnership) was formed on August 23, 1996 under a Partnership Agreement, between 1997 Chlor Alkali Venture, Inc. and Olin SunBelt Inc. (the Partners). 1997 Chlor Alkali Venture, Inc. is a wholly owned subsidiary of PolyOne Corporation (formerly The Geon Company) and Olin SunBelt Inc. is a wholly owned subsidiary of the Olin Corporation. Each of the Partners has a 50% interest in the Partnership. The Partnership Agreement provides that the capital investment of the Partners will be maintained and the Partnership’s income or loss will be allocated to the Partners based on their ownership interest percentages.

The Partnership was formed for the purpose of construction and operation of a Chlor-Alkali facility. The facility, which is located in McIntosh, Alabama produces chlorine, caustic soda, and hydrogen.

2. Significant Accounting Policies

Cash and Cash Equivalent

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Short-term Investments

The Partnership invests in short-term investments with original maturities greater than three months. These types of securities are classified as held-to-maturity when the Partnership has the positive intent and ability to hold the securities to maturity. There were no short-term investments held by the Partnership as of December 31, 2006 and 2005.

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

Land improvements	20 years
Buildings	20 years
Machinery and equipment	5-20 years

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

Risks and Uncertainties

Since the Partnership’s major products are commodities, significant changes in the prices of chemical products could have a significant impact on the results of operations for any particular period. The Partnership had one major chlorine customer, Oxy Vinyls LP, during the periods presented, which accounted for 39.9%, 45.7%, and 58.3% of total sales for the years ended December 31, 2006, 2005, and 2004, respectively.

3. Inventories

Inventories are comprised as follows:

	December 31
	2006	2005
Finished goods	$244,500	$619,117
Parts	1,362,634	1,450,779

	$1,607,134	$2,069,896

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

4. Property, Plant, and Equipment

Property, plant, and equipment are comprised as follows:

	December 31
	2006	2005
Land and land improvements	$4,862,826	$4,862,826
Building	3,869,389	3,869,389
Machinery and equipment	213,997,068	209,229,631
Construction in process	5,217,473	3,734,366

	227,946,756	221,696,212
Less allowance for depreciation	115,163,631	102,130,282

	$112,783,125	$119,565,930

5. Transactions With Affiliates

The Partnership has various management service agreements, dated August 23, 1996, with the Olin Corporation. These agreements, which include compensation for managing the facility, an asset utilization fee, a fleet fee, and a distribution fee, have terms from five to ten years with five year price adjustment renewals. Charges for these services were approximately $7,815,034, $7,551,933, and $7,199,412 for 2006, 2005, and 2004, respectively, and have been included within administrative and general expenses in the statement of operations. The cash policy was changed during 2003 to not make distributions to the Partners until the cash balance was sufficient to cover both the principal payment and the interest expense for the year. Contributions from the Partners were discontinued with this policy change and the manufacturing costs were paid from receipts. The Partnership made distributions to its Partners totaling $95,204,548, $66,040,065, and $14,704,058 in 2006, 2005, and 2004, respectively.

In accordance with the Partnership Operating Agreement, the majority of chlorine produced by the Partnership is sold to Oxy Vinyls LP, which is 24% owned by PolyOne Corporation. The remaining chlorine and all of the caustic soda produced by the Partnership is marketed and distributed by the Olin Corporation.

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

6. Long-Term Debt

On December 23, 1997, the Partnership borrowed $195,000,000 in a private placement of debt. The debt is secured by the property, plant, equipment, and inventory of the Partnership. The term of the loan is 20 years at an interest rate of 7.23%. The first principal payment of $12,187,500 was paid on December 22, 2002 with equal annual payments due through December 22, 2017. Interest payments are payable semi-annually in arrears on each June 22 and December 22. Interest payments totaled $10,573,875, $11,455,031, and $12,336,188 in 2006, 2005, and 2004, respectively. The debt is guaranteed by the Partners.

7. Leases

The Partnership has operating leases for certain property, machinery, and equipment. At December 31, 2006, future minimum lease payments under noncancelable operating leases are as follows:

2007	$2,001,976
2008	1,719,036
2009	1,688,076
2010	1,688,076
2011	1,688,076
Thereafter	6,789,170

Total minimum future lease payments	$15,574,410

Rent expense was approximately $2,150,485, $722,695, and $599,720 for the years ended December 31, 2006, 2005, and 2004, respectively.

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