Form 10-Q
period 2007-03-31
OLIN CORP
filed 2007-05-01
CIK 74303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of March 31, 2007, 73,738,973 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Balance Sheets

(In millions, except per share data)

(Unaudited)

	March 31, 2007	December 31, 2006	March 31, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$256.2	$199.8	$206.0
Short-Term Investments	26.6	76.6	50.0
Receivables, Net	369.4	338.6	376.6
Inventories	255.6	263.3	253.6
Current Deferred Income Taxes	9.3	8.9	10.2
Other Current Assets	26.8	32.0	15.0

Total Current Assets	943.9	919.2	911.4
Property, Plant and Equipment (less Accumulated Depreciation of $1,420.9, $1,407.0 and $1,399.3)	465.6	486.9	479.0
Prepaid Pension Costs	—	—	248.3
Deferred Income Taxes	137.6	117.3	84.8
Other Assets	42.1	37.2	30.2
Goodwill	75.9	75.9	75.1

Total Assets	$1,665.1	$1,636.5	$1,828.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$8.3	$1.7	$1.7
Accounts Payable	188.7	200.3	160.1
Income Taxes Payable	15.6	4.8	36.8
Accrued Liabilities	189.0	201.0	177.7

Total Current Liabilities	401.6	407.8	376.3
Long-Term Debt	245.0	252.2	253.3
Accrued Pension Liability	239.8	234.4	557.8
Other Liabilities	222.7	198.8	186.1

Total Liabilities	1,109.1	1,093.2	1,373.5

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120.0 Shares; Issued and Outstanding 73.7, 73.3 and 72.2 Shares	73.7	73.3	72.2
Additional Paid-In Capital	725.5	721.6	693.8
Accumulated Other Comprehensive Loss	(318.4)	(318.5)	(305.3)
Retained Earnings (Accumulated Deficit)	75.2	66.9	(5.4)

Total Shareholders’ Equity	556.0	543.3	455.3

Total Liabilities and Shareholders’ Equity	$1,665.1	$1,636.5	$1,828.8

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Income

(In millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Sales	$765.7	$725.1
Operating Expenses:
Cost of Goods Sold (exclusive of LIFO inventory liquidation gains, shown below)	700.9	632.4
LIFO Inventory Liquidation Gains	5.3	13.5
Selling and Administration	41.2	45.8
Research and Development	1.1	1.2
Restructuring Charge	—	15.7

Operating Income	27.8	43.5
Earnings of Non-consolidated Affiliates	8.1	12.1
Interest Expense	5.0	5.1
Interest Income	3.5	3.0
Other Income	0.1	0.9

Income before Taxes	34.5	54.4
Income Tax Provision	11.4	20.7

Net Income	$23.1	$33.7

Net Income per Common Share:
Basic	$0.31	$0.47

Diluted	$0.31	$0.47

Dividends per Common Share	$0.20	$0.20
Average Common Shares Outstanding:
Basic	73.5	72.0
Diluted	73.8	72.4

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Shareholders’ Equity

(In millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2006	71.9	$71.9	$683.8	$(304.4)	$(24.7)	$426.6
Comprehensive Income:
Net Income	—	—	—	—	33.7	33.7
Net Unrealized Loss	—	—	—	(0.9)	—	(0.9)

Comprehensive Income						32.8

Dividends Paid:
Common Stock ($0.20 per share)	—	—	—	—	(14.4)	(14.4)
Common Stock Issued for:
Stock Options Exercised	0.2	0.2	3.1	—	—	3.3
Employee Benefit Plans	0.1	0.1	3.1	—	—	3.2
Other Transactions	—	—	0.1	—	—	0.1
Stock-Based Compensation	—	—	3.7	—	—	3.7

Balance at March 31, 2006	72.2	$72.2	$693.8	$(305.3)	$(5.4)	$455.3

Balance at January 1, 2007	73.3	$73.3	$721.6	$(318.5)	$66.9	$543.3
Comprehensive Income:
Net Income	—	—	—	—	23.1	23.1
Translation Adjustment	—	—	—	(0.4)	—	(0.4)
Net Unrealized Gain	—	—	—	0.5	—	0.5

Comprehensive Income						23.2

Dividends Paid:
Common Stock ($0.20 per share)	—	—	—	—	(14.7)	(14.7)
Common Stock Issued for:
Employee Benefit Plans	0.4	0.4	6.3	—	—	6.7
Other Transactions	—	—	0.3	—	—	0.3
Stock-Based Compensation	—	—	(2.7)	—	—	(2.7)
Cumulative Effect of Accounting Change	—	—	—	—	(0.1)	(0.1)

Balance at March 31, 2007	73.7	$73.7	$725.5	$(318.4)	$75.2	$556.0

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Condensed Statements of Cash Flows

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net Income	$23.1	$33.7
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(8.1)	(12.1)
Stock-Based Compensation	1.1	1.2
Depreciation and Amortization	17.6	17.4
LIFO Inventory Liquidation Gains	(5.3)	(13.5)
Deferred Income Taxes	(4.0)	(8.7)
Qualified Pension Plan Expense	6.0	8.3
Common Stock Issued under Employee Benefit Plans	0.8	0.9
Change in:
Receivables	(30.8)	(81.6)
Inventories	13.0	22.5
Other Current Assets	5.2	(2.9)
Accounts Payable and Accrued Liabilities	(25.2)	(4.8)
Income Taxes Payable	13.8	12.9
Other Assets	1.4	5.3
Other Noncurrent Liabilities	3.0	(8.2)
Other Operating Activities	0.8	(1.2)

Net Operating Activities	12.4	(30.8)

Investing Activities
Capital Expenditures	(13.5)	(14.2)
Proceeds from Disposition of Property, Plant and Equipment	0.2	—
Purchase of Short-Term Investments	—	(50.0)
Proceeds from Sale of Short-Term Investments	50.0	—
Proceeds from Sale/Leaseback of Equipment	14.8	—
Distributions from Affiliated Companies, Net	2.8	5.9
Other Investing Activities	(0.4)	0.1

Net Investing Activities	53.9	(58.2)

Financing Activities
Long-Term Debt Repayments	(1.1)	(0.5)
Issuance of Common Stock	5.9	2.3
Stock Options Exercised	—	3.3
Excess Tax Benefits from Stock Options Exercised	—	0.5
Dividends Paid	(14.7)	(14.4)
Other Financing Activities	—	0.1

Net Financing Activities	(9.9)	(8.7)

Net Increase (Decrease) in Cash and Cash Equivalents	56.4	(97.7)
Cash and Cash Equivalents, Beginning of Period	199.8	303.7

Cash and Cash Equivalents, End of Period	$256.2	$206.0

Cash Paid for Interest and Income Taxes:
Interest	$0.5	$0.6

Income Taxes, Net of Refunds	$1.3	$14.8

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Financial Statements

(Tabular amounts in millions, except per share data)

(Unaudited)

1.	Olin Corporation is a Virginia corporation, incorporated in 1892. We are a manufacturer concentrated in three business segments: Chlor Alkali Products, Metals, and Winchester. Chlor Alkali Products, with four U.S. manufacturing facilities, produces chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. Metals, with its principal manufacturing facilities in East Alton, IL and Montpelier, OH, produces and distributes copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip. Winchester, with its principal manufacturing facility in East Alton, IL, produces and distributes sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies, and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications were made to prior year amounts to conform to the 2007 presentation.

2.	Allowance for doubtful accounts was $9.5 million at March 31, 2007, December 31, 2006, and March 31, 2006. Provisions charged to operations were $0.5 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. Bad debt write-offs, net of recoveries, were $0.5 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

3.	Inventory consists of the following:

	March 31, 2007	December 31, 2006	March 31, 2006
Supplies	$37.8	$38.2	$37.0
Raw materials	262.9	293.7	212.4
Work in process	196.8	206.3	149.4
Finished goods	155.6	151.8	119.0

	653.1	690.0	517.8
LIFO reserve	(397.5)	(426.7)	(264.2)

Inventory, net	$255.6	$263.3	$253.6

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average cost (primarily operating supplies, spare parts, and maintenance parts) and first-in, first-out (FIFO) (primarily inventory of foreign subsidiaries) methods. Elements of costs in inventories include raw materials, direct labor, and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2007, reflect certain estimates relating to inventory quantities and costs at December 31, 2007. If the FIFO method of inventory accounting had been used, inventories would have been approximately $397.5 million, $426.7 million and $264.2 million higher than reported at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Fluctuations in underlying metal values will increase or decrease the FIFO value of the inventories.

As part of the Metals inventory reduction program, a LIFO inventory liquidation gain of $5.3 million was realized in the three months ended March 31, 2007. As part of the 2006 Metals restructuring actions, a LIFO inventory liquidation gain of $13.5 million was realized in the three months ended March 31, 2006 related to the closure of our Waterbury Rolling Mills (Waterbury) facility. The Metals restructuring action is described under note 9.

4.	Basic and diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2007	2006
Computation of Basic Income per Share
Net income	$23.1	$33.7

Basic shares	73.5	72.0

Basic net income per share	$0.31	$0.47

Computation of Diluted Income per Share
Net income	$23.1	$33.7

Diluted shares:
Basic shares	73.5	72.0
Stock-based compensation	0.3	0.4

Diluted shares	73.8	72.4

Diluted net income per share	$0.31	$0.47

5.	We are party to various government and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $6.1 million and $4.9 million for the three months ended March 31, 2007 and 2006, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2006 and are expected to be material to operating results in 2007. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $91.4 million at March 31, 2007, $90.8 million at December 31, 2006, and $102.6 million at March 31, 2006, of which $56.4 million, $55.8 million, and $74.6 million were classified as other noncurrent liabilities, respectively.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties (PRPs), our ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

6.	Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the three-month periods ended March 31, 2007 and 2006. At March 31, 2007, 154,076 shares remain authorized to be purchased.

7.	We issued 0.2 million shares with a total value of $3.3 million, representing stock options exercised for the three months ended March 31, 2006. There were no stock options exercised in the three months ended March 31, 2007. In addition, for the three months ended March 31, 2007 and 2006, we issued 0.4 million and 0.1 million shares with a total value of $6.7 million and $3.2 million, respectively, in connection with our Contributing Employee Ownership Plan (CEOP).

8.	We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $22.8 million and $15.3 million for the three months ended March 31, 2007 and 2006, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	Three Months Ended March 31,
	2007	2006
Sales:
Chlor Alkali Products	$155.3	$173.7
Metals	510.2	461.4
Winchester	100.2	90.0

Total sales	$765.7	$725.1

Income before taxes:
Chlor Alkali Products(1)	$43.2	$73.9
Metals(1) (2)	9.9	20.5
Winchester	8.1	3.9
Corporate/Other:
Pension expense(3)	(1.5)	(3.4)
Environmental provision	(6.1)	(4.9)
Other corporate and unallocated costs	(17.7)	(18.7)
Restructuring charge(4)	—	(15.7)
Interest expense	(5.0)	(5.1)
Interest income	3.5	3.0
Other income	0.1	0.9

Income before taxes	$34.5	$54.4

(1)

Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended March 31,
	2007	2006
Chlor Alkali Products	$8.1	$11.9
Metals	—	0.2

Earnings of non-consolidated affiliates	$8.1	$12.1

(2)

Metals segment income for the three months ended March 31, 2007 included a LIFO inventory liquidation gain of $5.3 million resulting from the Metals inventory reduction program. Metals segment income for the three months ended March 31, 2006, included a LIFO inventory liquidation gain of $13.5 million related to the closure of our Waterbury facility as part of the 2006 Metals restructuring actions.

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

(4)	The three-month period ended March 31, 2006 reflects the 2006 Metals restructuring charge of $15.7 million.

9.	On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Waterbury facility and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of our Metals service center facilities by consolidating certain activities into another service center facility, and make overhead reductions in the Metals business affecting approximately 20 employees. We based this decision on an evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We substantially completed these activities by June 30, 2006. As a result of these cost reduction efforts, we recorded a pretax restructuring charge of $15.7 million in the first quarter of 2006. In the fourth quarter of 2006, primarily as a result of realizing more proceeds from equipment sales than expected, we reduced our previously established restructuring reserve related to the Waterbury facility by $1.6 million. The net restructuring charge of $14.1 million included lease and other contract termination costs ($8.0 million), the write-off of equipment and facility costs ($2.8 million), and employee severance and related benefit costs ($3.3 million). We expect to incur cash expenditures of $10.3 million related to this restructuring charge, of which $2.9 million has been paid as of March 31, 2007. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 million realized in 2006 related to the closure of our Waterbury facility.

On November 27, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our New Haven Copper Company facility in Seymour, CT (Seymour facility) and consolidate some of those production activities into other Olin locations. We based this decision on an evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We substantially completed the closure of the Seymour facility by March 31, 2007. We recorded a one-time pretax restructuring charge of $3.5 million in the fourth quarter of 2006. This restructuring charge included the write-off of equipment and facility costs ($2.4 million), employee severance and related benefit costs ($0.9 million), and other contract termination costs ($0.2 million). We expect to incur cash expenditures of $1.6 million related to this restructuring, of which $0.4 million has been paid as of March 31, 2007. The impact of this restructuring charge was more than offset by a LIFO inventory liquidation gain of $10.4 million realized in 2006 related to the closure of our Seymour facility.

The following table summarizes our restructuring activity for the three months ended March 31, 2007 and the remaining balances as of March 31, 2007:

	December 31, 2006 Accrued Costs	Amounts Utilized		March 31, 2007 Accrued Costs
2006 Metals Restructuring Charges
Lease and other contract termination costs	$7.5		$(0.4)	$7.1
Write-off of equipment and facilities	1.4		(1.4)	—
Employee severance and job-related benefits	2.5		(0.5)	2.0

	$11.4		$(2.3)	$9.1

2004 Corporate Restructuring Charge
Employee severance and job-related benefits	$0.3	$	(—)	$0.3

The majority of the remaining balance of $9.1 million and $0.3 million of the 2006 and 2004 restructuring charges, respectively, are expected to be paid out in 2007.

10.	In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). This pronouncement revised the accounting treatment for stock-based compensation. It established standards for transactions in which an entity exchanges its equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focused primarily on accounting for transactions in which an entity obtained employee services in share-based payment transactions.

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R. We adopted the modified prospective transition method provided for under SFAS No. 123R and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options includes the amortization, using the straight-line method, related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value, estimated in accordance with the original provisions of SFAS No. 123 and the amortization, using the straight line method, related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Effective January 1, 2006, a reclassification totaling $2.5 million from Other Liabilities to Additional Paid-In Capital was made related to previously recorded costs for deferred directors’ compensation, the fair value of stock options assumed at the 2002 acquisition of Chase Industries, restricted stock, and the portion of performance shares that are settled in our stock. In 2007, a reclassification totaling $3.5 million from Additional Paid-In Capital to Other Liabilities was made for deferred directors’ compensation that could be settled in cash. These reclassifications conform to the accounting treatment for stock-based compensation in SFAS No. 123R.

Assumptions

The fair value of each option granted, which typically vests ratably over three years, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant date	2007	2006
Dividend yield	4.37%	4.36%
Risk-free interest rate	4.81%	4.55%
Expected volatility	35%	35%
Expected life (years)	7.0	7.0
Grant fair value (per option)	$4.46	$5.50

Dividend yield for 2007 and 2006 is based on a five-year historical average. The dividend yield on prior option grants was based on the actual dividend in effect at the date of grant and the quoted market price of our stock at the date of the award. Risk-free interest rate is based on zero coupon U.S. Treasury securities rates for the expected life of the options. Expected volatility is based on our historical stock price movements, and we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant is based on historical exercise and cancellation patterns, and we believe that historical experience is the best estimate of future exercise patterns.

11.	We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which is accounted for using the equity method of accounting. The condensed financial positions and results of operations of this equity-basis affiliate in its entirety were as follows:

100% Basis
	March 31, 2007	December 31, 2006	March 31, 2006
Condensed Balance Sheet Data:
Current assets	$42.3	$25.1	$50.6
Noncurrent assets	110.7	113.7	117.6
Current liabilities	22.4	22.1	20.9
Noncurrent liabilities	121.9	121.9	134.1

	Three Months Ended March 31,
	2007	2006
Condensed Income Statement Data:
Net sales	$37.1	$44.1
Gross profit	19.3	30.5
Net income	13.9	25.2

The amount of cumulative unremitted earnings (losses) of SunBelt was $8.7 million at March 31, 2007, ($5.2) million at December 31, 2006, and $13.2 million at March 31, 2006. We received distributions from SunBelt totaling $3.7 million in the three months ended March 31, 2006. We did not receive distributions from SunBelt in the three months ended March 31, 2007. We have not made any contributions in 2007 or 2006.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for additional depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours. With this additional depreciation expense, our share of SunBelt’s operating results was reduced by $0.9 million in the three months ended March 31, 2006. Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in a lower depreciation expense for us. The lower depreciation expense increased our share of SunBelt’s operating results by $0.9 million in the three months ended March 31, 2007. We provide various administrative, management and logistical services to SunBelt for which we received fees totaling $1.9 million in each of the three-month periods ended March 31, 2007 and 2006.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semiannually in arrears on each June 22 and December 22.

We have guaranteed the Series O Notes, and PolyOne has guaranteed the Series G Notes, in both cases pursuant to customary guaranty agreements. Our guarantee and PolyOne’s guarantee are several, rather than joint. Therefore, we are not required to make any payments to satisfy the Series G Notes guaranteed by PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the SunBelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if SunBelt does not make timely payments on the SunBelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of SunBelt Notes may proceed against the assets of SunBelt for repayment. If we were to make debt service payments under our guarantee, we would have a right to recover such payments from SunBelt.

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2006 our guarantee of these SunBelt Notes was $67.0 million at March 31, 2007. In the event SunBelt cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

12.	Our domestic defined benefit pension plans are non-contributory final-average-pay or flat-benefit plans and most of our domestic employees are covered by a defined benefit pension plan. Our funding policy for the defined benefit pension plans is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant. Our defined benefit pension plans provide that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger, or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus (subject to applicable collective bargaining requirements).

We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$4.8	$5.4	$0.6	$0.6
Interest cost	24.0	23.4	1.3	1.2
Expected return on plans’ assets	(29.6)	(28.1)	—	—
Amortization of prior service cost	1.0	1.2	(0.1)	(0.2)
Recognized actuarial loss	7.2	7.8	1.1	1.1

Net periodic benefit cost	$7.4	$9.7	$2.9	$2.7

Employees also participate in defined contribution pension plans. Our defined benefit pension plan was closed to salaried employees and certain hourly employees hired after December 31, 2004. These employees participate in a defined contribution pension plan which is administered as part of the CEOP. We contribute a defined percentage of pay to the defined contribution plan on behalf of each of the eligible employees to an individual retirement contribution account. Expenses of the defined contribution pension plans were $0.9 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

13.	In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and requires a measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on the treatment of derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to Retained Earnings. In addition, FIN No. 48 required a reclassification of unrecognized tax benefits and related interest and penalties from deferred income taxes to current and long-term liabilities. At January 1, 2007, we reclassified $19.8 million from Deferred Income Taxes to Accrued Liabilities ($3.1 million) and Other Liabilities ($16.7 million).

As of January 1, 2007, we had $16.5 million of gross unrecognized tax benefits, of which $11.9 million would impact the effective tax rate, if recognized. The remainder of $4.6 million would be a reduction to goodwill, if recognized.

The unrecognized tax benefit, net of the federal income tax benefit, totaled $13.6 million. If these tax benefits are not recognized, the result would be cash tax payments.

We recognize interest and penalty expense related to unrecognized tax positions as a component of the Income Tax Provision. As of January 1, 2007, interest accrued was approximately $4.3 million, and penalties accrued were approximately $0.9 million. During the three months ended March 31, 2007 and 2006, we expensed interest of $0.4 million and $0.9 million, respectively.

As of January 1, 2007, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by $1.6 million over the next twelve months. This decrease is the result of a state income tax payment of $0.9 million related to a change in a tax filing position and the lapse of federal, state, and foreign statutes of limitation.

In April 2006, we reached an agreement in principle and expected a settlement with the Internal Revenue Service (IRS) on certain material outstanding federal tax exposures. On July 10, 2006, the settlement was finalized. This settlement, which includes the periods 1996 to 2002, relates primarily to the tax treatment of capital losses generated in 1997. We expect to make interest payments of approximately $2.0 million in 2007 to various state and local jurisdictions in conjunction with the IRS settlement. We have filed both federal and state amended income tax returns for years 2002 and prior to report changes to taxable income per IRS examinations. Such tax years remain subject to examination to the extent of the changes reported.

Our federal income tax returns for 2003 to 2006 are open tax years. We file in numerous state and foreign jurisdictions with varying statutes of limitation open from 2002 through 2006 depending on each jurisdiction’s unique statute of limitation. In 2006, the IRS commenced an examination of our U.S. income tax return for 2004. The examination is anticipated to be complete by the end of 2007. The IRS has proposed adjustments and we are currently evaluating the proposal. We believe that it is reasonably possible that an additional payment of approximately $0.5 million will be made by the end of 2007.

14.	On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars that were acquired in 2005 and 2006 by our Chlor Alkali Products segment. The sale/leaseback is an operating lease which expires on December 31, 2016. This transaction reduced our fixed assets by $15.7 million. We received proceeds from the sale of $14.8 million. The loss on this transaction was deferred and is being amortized over the terms of the lease agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

During the second quarter of 2007, we intend to make a $100 million voluntary contribution to our defined benefit pension plan. In addition, the asset investment policy for the plan will be adjusted to insulate the plan from discount rate risk. Based on the combination of these actions, it is likely that the defined benefit pension plan will meet the full funding requirements of the Pension Protection Act of 2006 without any additional contributions. The contribution will be accretive to earnings beginning in the second quarter and will be fully tax deductible against 2006 income.

Consolidated Results of Operations

	Three Months Ended March 31,
($ in millions, except per share data)	2007	2006
Sales	$765.7	$725.1
Cost of Goods Sold (exclusive of LIFO inventory liquidation gains, shown below)	700.9	632.4
LIFO Inventory Liquidation Gains	5.3	13.5

Gross Margin	70.1	106.2
Selling and Administration	41.2	45.8
Research and Development	1.1	1.2
Restructuring Charge	—	15.7

Operating Income	27.8	43.5
Earnings of Non-consolidated Affiliates	8.1	12.1
Interest Expense	5.0	5.1
Interest Income	3.5	3.0
Other Income	0.1	0.9

Income before Taxes	34.5	54.4
Income Tax Provision	11.4	20.7

Net Income	$23.1	$33.7

Net Income per Common Share:
Basic	$0.31	$0.47

Diluted	$0.31	$0.47

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Sales for the three months ended March 31, 2007 were $765.7 million compared with $725.1 million last year, an increase of $40.6 million, or 6%. Chlor Alkali Products sales decreased by $18.4 million, or 11%, due to ECU prices, which decreased approximately 15%, and decreased shipment volumes (4%). In the Metals segment, sales increased $48.8 million, or 11%. The increase in Metals segment sales was the result of increased metal prices, partially offset by lower shipment volumes (13%). The Commodity Exchange (COMEX) copper price averaged $2.70 per pound in the first quarter of 2007 compared with $2.25 per pound in the first quarter of 2006, an increase of 20%. Winchester sales were higher by $10.2 million, or 11%, due to increased selling prices and higher volumes.

Gross margin decreased $36.1 million, or 34%, over the three months ended March 31, 2006, primarily as a result of lower ECU selling prices for Chlor Alkali Products and decreased volumes in our Chlor Alkali segment. Gross margin was also impacted by the lower LIFO inventory liquidation gains of $5.3 million in 2007 compared to $13.5 million in 2006 in our Metals segment. Gross margin as a percentage of sales decreased to 9% in 2007 from 15% in 2006. This gross margin percentage decrease reflects the gross margin dollar decrease of $36.1 million and higher Metals sales resulting from increased metal values.

Selling and administration expenses as a percentage of sales were 5% in 2007 and 6% in 2006. Selling and administration expenses for the three months ended March 31, 2007 were $4.6 million, or 10%, lower than the three months ended March 31, 2006 primarily due to decreased consulting expense of $1.3 million, decreased management incentive compensation of $1.3 million partially resulting from mark-to-market adjustments on stock-based compensation, lower pension expense of $0.9 million, decreased relocation charges of $0.6 million, and a lower level of legal and legal-related settlement expenses of $0.4 million.

Restructuring charges of $15.7 million were recorded for the three months ended March 31, 2006 related to the closure of the Waterbury facility in the Metals segment, and included lease and other contract termination costs, facility and equipment write-off costs, and employee severance and related benefit costs.

The earnings of non-consolidated affiliates were $8.1 million for the three months ended March 31, 2007, a decrease of $4.0 million from $12.1 million for the three months ended March 31, 2006, primarily due to lower ECU selling prices at SunBelt.

The higher interest income of $0.5 million was due to higher short-term interest rates and higher average cash balances.

The effective tax rate for the three months ended March 31, 2007 of 33.0% is lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction, which increased from 3% to 6% in 2007, and the utilization of certain state tax credits, which were offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates. The effective tax rate for the three months ended March 31, 2006 of 38.0% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $22.8 million and $15.3 million for the three months ended March 31, 2007 and 2006, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	Three Months Ended March 31,
($ in millions)	2007	2006
Sales:
Chlor Alkali Products	$155.3	$173.7
Metals	510.2	461.4
Winchester	100.2	90.0

Total sales	$765.7	$725.1

Income before taxes:
Chlor Alkali Products(1)	$43.2	$73.9
Metals(1) (2)	9.9	20.5
Winchester	8.1	3.9
Corporate/Other:
Pension expense(3)	(1.5)	(3.4)
Environmental provision	(6.1)	(4.9)
Other corporate and unallocated costs	(17.7)	(18.7)
Restructuring charge(4)	—	(15.7)
Interest expense	(5.0)	(5.1)
Interest income	3.5	3.0
Other income	0.1	0.9

Income before taxes	$34.5	$54.4

(1)

Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended March 31,
	2007	2006
Chlor Alkali Products	$8.1	$11.9
Metals	—	0.2

Earnings of non-consolidated affiliates	$8.1	$12.1

(2)

Metals segment income for the three months ended March 31, 2007 included a LIFO inventory liquidation gain of $5.3 million resulting from the Metals inventory reduction program. Metals segment income for the three months ended March 31, 2006 included a LIFO inventory liquidation gain of $13.5 million related to the closure of our Waterbury operations as part of the 2006 Metals restructuring actions.

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

(4)	The three-month period ended March 31, 2006 reflects the 2006 Metals restructuring charge of $15.7 million.

Chlor Alkali Products

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Chlor Alkali Products’ sales for the three months ended March 31, 2007 were $155.3 million compared to $173.7 million for the three months ended March 31, 2006, a decrease of $18.4 million, or 11%. The sales decrease was due to lower ECU pricing, which decreased 15% from the three months ended March 31, 2006 and lower volumes of 4%. Our ECU netbacks, excluding SunBelt, were approximately $500 for the three months ended March 31, 2007 compared to approximately $590 for the same period in 2006. Our operating rate for the three months ended March 31, 2007 was 87% of capacity, compared to 90% for the three months ended March 31, 2006. The operating rate for 2007 was affected by utility caused power outages and other unplanned outages at our facilities.

Chlor Alkali posted segment income of $43.2 million for the three months ended March 31, 2007, compared to $73.9 million for the same period in 2006, a decrease of $30.7 million, or 42%. Segment income was lower in 2007 primarily because of lower selling prices ($18.1 million), increased operating costs ($4.8 million), lower volumes ($4.1 million), and lower SunBelt operating results ($3.8 million). Operating expenses increased primarily due to increases in distribution costs and manufacturing costs, which included higher electricity prices.

Metals

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Sales for the three months ended March 31, 2007 were $510.2 million compared to sales of $461.4 million for the three months ended March 31, 2006, an increase of $48.8 million, or 11%. This increase reflects higher metal values offset by 13% lower volumes. The COMEX copper price averaged $2.70 per pound in the first quarter of 2007 compared with $2.25 per pound in 2006, an increase of 20%. The average London Market Exchange (LME) zinc price was $1.57 per pound in the first quarter of 2007 compared with $1.02 per pound in 2006, an increase of 54%.

Shipments to automotive customers decreased by 31% for the three months ended March 31, 2007 compared to the same period in 2006, due to decreased automotive production from 2006 and customer inventory reductions. Shipments to the building products segment decreased 15% over the same period last year due to decreased demand from the housing industry. Shipments to the electronics segment and ammunition customers decreased 18% and 6%, respectively. Coinage shipments for the first quarter of 2007 were 1% higher compared with the first quarter of 2006.

The Metals segment reported income of $9.9 million for the three months ended March 31, 2007 compared to $20.5 million in 2006, a decrease of $10.6 million. The Metals segment income for the three months ended March 31, 2007 included a LIFO inventory liquidation gain of $5.3 million as part of the Metals inventory reduction program. The Metals segment income for the three months ended March 31, 2006 included a LIFO inventory liquidation gain of $13.5 million related to the closure of our Waterbury operations. The Metals segment decreased earnings were primarily due to a lower LIFO inventory liquidation gain ($8.2 million) and lower volumes ($8.2 million), partially offset by higher selling prices ($5.2 million). The price of copper and zinc increased by 20% and 54%, respectively, from the three months ended March 31, 2006.

Winchester

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Sales were $100.2 million for the three months ended March 31, 2007 compared to $90.0 million for the three months ended March 31, 2006, an increase of $10.2 million, or 11%. Sales of ammunition to domestic commercial customers increased $5.4 million. Shipments to the U.S. military and to law enforcement organizations increased by $1.9 million and $1.3 million, respectively, for the three months ended March 31, 2007 compared to the same period in 2006.

Winchester reported segment income of $8.1 million for the three months ended March 31, 2007 compared to $3.9 million for the three months ended March 31, 2006, an increase of $4.2 million. The increase was due to the impact of higher selling prices and increased volumes ($9.0 million) and lower operating costs ($1.0 million), which were partially offset by increased commodity and other material costs ($6.1 million).

Corporate/Other

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

For the three months ended March 31, 2007, pension expense included in Corporate/Other was $1.5 million compared to $3.4 million for the three months ended March 31, 2006. The $1.9 million decrease in corporate pension expense was due to the combination of a 25-basis point increase in the discount rate, the voluntary $80.0 million pension contribution made in September of 2006 and favorable performance on plan assets in 2006. On a total company basis, pension expense for the three months ended March 31, 2007 was $7.4 million compared to $9.7 million for the three months ended March 31, 2006.

For the three months ended March 31, 2007, charges to income for environmental investigatory and remedial activities were $6.1 million compared with $4.9 million in 2006. This provision relates primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites. We currently estimate these charges to income for the full year to be in the $25 million range, compared to $22.6 million in 2006 (which included $1.2 million in recoveries from third parties of environmental costs incurred and expensed in prior periods).

For the three months ended March 31, 2007, other corporate and unallocated costs were $17.7 million compared with $18.7 million in 2006, a decrease of $1.0 million, or 5%. Management incentive compensation decreased by $0.8 million, partially resulting from mark-to-market adjustments on stock-based compensation, and legal and legal-related settlement expenses, primarily associated with a legacy environmental matter, decreased $0.4 million.

Outlook

Earnings for the second quarter of 2007 are projected to be in the $0.35 per diluted share range, which includes approximately $5.0 million of additional LIFO inventory liquidation gains resulting from planned inventory reductions in Metals.

In Chlor Alkali Products, we expect improved volumes in the second quarter compared to the first quarter of 2007, as operating rates are expected to be in the mid-90% range. During the second quarter, we expect our ECU netbacks to improve over the first quarter of 2007, as we begin to experience the benefit from the fourth quarter 2006 caustic price increase. As we look forward, we believe the April 1, 2007, $25 per ton chlorine price increase and the April 1, 2007, $40 per ton for commercial grade and $50 per ton for high purity grade caustic price increases will be accepted in the market. The majority of the benefit from these increases should be realized in the third quarter of 2007. We also believe chlorine and caustic supply will remain tight during the second quarter of 2007 due to a number of production outages scheduled by other producers, as well as increased seasonal demand for both molecules.

We are continuing to explore opportunities to expand our presence in the bleach market. We are currently involved in discussions on a bleach joint venture in North America, which would leverage our ability to provide raw materials and market bleach and hydrochloric acid products. We hope to reach an agreement on this opportunity during the second quarter, which will require modest investments over the next several years. We continue to believe the market for bleach is one that is growing and that bleach represents a value added product that historically commands a price premium compared to non-bleach ECUs.

In Metals, we expect earnings in the second quarter of 2007 to be comparable to the first quarter of 2007. During the first quarter of 2007, we accelerated our planned inventory reduction program and realized a $5.3 million inventory liquidation gain. We expect a similar gain in the second quarter of 2007. Our plan, which we announced in January, is to reduce inventory levels in our strip business by a total of 20% during 2007 and 2008, in addition to the approximately 10% reduction realized in 2006.

In Winchester, we expect earnings in the second quarter of 2007 to decline from the first quarter of 2007 because of normal seasonal factors. In response to the continuing increase in the price of lead, Winchester announced an 8% price increase to be effective June 1 across its promotional product lines. Similar increases were announced by Winchester’s major competitors. This represents the ninth price increase since the beginning of 2004. Commodity material prices will continue to challenge Winchester in 2007.

Winchester has recently received two military orders. A multi-year $18 million order was received to supply shotgun ammunition to the U.S. Army. In addition, a $24 million contract was received from General Dynamics for year two of the U.S. Army’s second source small caliber ammunition program. Deliveries under both of these contracts will begin in 2007, and these orders will result in Winchester’s 2007 military sales exceeding 2006 levels.

During the second quarter, we intend to make a $100 million voluntary contribution to our defined benefit pension plan. In addition, the asset investment policy for the plan will be adjusted to insulate the plan from discount rate risk. Based on the combination of these actions, it is likely that the defined benefit pension plan will meet the full funding requirements of the Pension Protection Act of 2006 without any additional contributions. The contribution will be accretive to earnings beginning in the second quarter of 2007 and will be fully tax deductible against 2006 income.

The expected impact of higher copper prices, a normal seasonal inventory build in the Winchester business, and the pension contribution will create a usage of cash in the second quarter of 2007. As a reminder, in our Metals business, every 10 cents per pound increase in the price of copper results in a $4 million increase in working capital. Since the end of March, copper has increased approximately 70 cents per pound. The voluntary pension contribution will result in a reduction in cash taxes during the second quarter.

Environmental Matters

For the three months ended March 31, 2007 and 2006, cash outlays for environmental matters were $5.5 million and $5.2 million, respectively, for environmental investigatory and remediation activities associated with former waste disposal sites and past manufacturing operations. Spending in 2007 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $35 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $6.6 million at March 31, 2007. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial activities were $6.1 million and $4.9 million for the three months ended March 31, 2007 and 2006, respectively. Charges to income for investigatory and remedial efforts were material to operating results in 2006 and are expected to be material to operating results in 2007 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $91.4 million at March 31, 2007, $90.8 million at December 31, 2006, and $102.6 million at March 31, 2006 of which $56.4 million, $55.8 million, and $74.6 million were classified as other noncurrent liabilities, respectively. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $45 million to $55 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, and our ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. While we believe that none of these legal actions will materially adversely affect our financial position, in light of the inherent uncertainties of litigation, we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
Provided By (Used For) ($ in millions)	2007	2006
Net operating activities	$12.4	$(30.8)
Capital expenditures	(13.5)	(14.2)
Net investing activities	53.9	(58.2)
Net financing activities	(9.9)	(8.7)

Operating Activities

For the three months ended March 31, 2007, cash provided by operating activities increased by $43.2 million from 2006 primarily due to a smaller increase in working capital. In 2007, working capital increased $24.5 million compared with an increase of $76.5 million in 2006. This change in working capital growth from 2007 to 2006 was partially offset by lower earnings. Receivables increased from December 31, 2006 by $30.8 million, primarily as a result of increased sales in Winchester and Metals. Our days sales outstanding decreased by approximately three days from prior year. The 2007 cash from operations was affected by a $13.5 million decrease in cash tax payments.

Investing Activities

Capital spending of $13.5 million in the three months ended March 31, 2007 was $0.7 million lower than in the corresponding period in 2006. For the total year, we expect our capital spending to be approximately $90 to $95 million. We expect depreciation to be in the $72 million range for full-year 2007.

On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars in our Chlor Alkali Products segment that were acquired in 2005 and 2006. We received proceeds from the sale of $14.8 million.

During the three months ended March 31, 2007, we sold $50.0 million of short-term investments, which were purchased during the three months ended March 31, 2006.

The 2007 decrease in distributions from affiliated companies represents primarily our share of SunBelt’s lower operating results, net of cash payments to affiliates.

Financing Activities

At March 31, 2007, we had $123.7 million available under our $160.0 million senior revolving credit facility because we had issued $36.3 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt, certain workers compensation insurance policies, and plant closure and post-closure obligations. Under the facility, we may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

During the three months ended March 31, 2007 and 2006, we issued 0.4 million and 0.1 million shares of common stock with a total value of $6.7 million and $3.2 million, respectively, to the CEOP. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends. We issued 0.2 million shares with a total value of $3.3 million, representing stock options exercised for the three months ended March 31, 2006. There were no stock options exercised in the three months ended March 31, 2007.

The percent of total debt to total capitalization decreased to 31.3% at March 31, 2007, from 31.8% at year-end 2006. The decrease was due primarily to the higher shareholders’ equity resulting from the net income for the three-month period ended March 31, 2007 and a lower level of outstanding debt at March 31, 2007.

In the first quarter of 2007 and 2006, we paid a quarterly dividend of $0.20 per share. In April 2007, our board of directors declared a dividend of $0.20 per share on our common stock, which is payable on June 11, 2007 to shareholders of record on May 10, 2007.

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

Our current debt structure is used to fund our business operations. As of March 31, 2007, we had borrowings of $253.3 million, of which $2.9 million was issued at variable rates. We have entered into interest rate swaps on $101.6 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $4.1 million and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness. Commitments from banks under our revolving credit facility are an additional source of liquidity.

In the second quarter of 2007, we intend to make a $100 million voluntary contribution to our defined benefit pension plan. In addition, the asset investment policy for the plan will be adjusted to insulate the plan from discount rate risk.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2.4 million per year for 2007 through 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

We, and our partner, PolyOne, own equally SunBelt. Oxy Vinyls (a joint venture between OxyChem and PolyOne) is required to purchase 250,000 tons of chlorine based on a formula related to its market price. We market the excess chlorine and all of the caustic soda produced. The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017. SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

We have guaranteed the Series O Notes, and PolyOne has guaranteed the Series G Notes, in both cases pursuant to customary guaranty agreements. Our guarantee and PolyOne’s guarantee are several, rather than joint. Therefore, we are not required to make any payments to satisfy the Series G Notes guaranteed by PolyOne. An insolvency or bankruptcy of PolyOne will not automatically trigger acceleration of the SunBelt Notes or cause us to be required to make payments under our guarantee, even if PolyOne is required to make payments under its guarantee. However, if SunBelt does not make timely payments on the SunBelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the SunBelt Notes may proceed against the assets of SunBelt for repayment. If we were to make debt service payments under our guarantee, we would have a right to recover such payments from SunBelt.

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2006, our guarantee of these SunBelt notes was $67.0 million at March 31, 2007. In the event SunBelt cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies. In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates. At March 31, 2007, December 31, 2006, and March 31, 2006, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits an entity to measure certain financial assets and liabilities at fair value. The statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. This statement becomes effective for fiscal years beginning after November 15, 2007 and should be applied prospectively. It is expected that this statement will not have a material effect on our financial statements.

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

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” and APBO No. 28, “Interim Financial Reporting.” This position prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This position became effective for fiscal years beginning after December 15, 2006 and should be applied retrospectively for all financial statements presented. Previously, our accrual for planned major maintenance costs did not extend past year end, but was accrued within the year for the year. This position did not have a material effect on our 2006 financial statements, and therefore, no restatements were made.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and requires a measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on the treatment of derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. This interpretation was effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which has been accounted for as a reduction to Retained Earnings.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Metals and Winchester segments’ products, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of metal price fluctuations. As of March 31, 2007, we maintained open positions on futures contracts totaling $64.2 million ($64.7 million at December 31, 2006 and $20.4 million at March 31, 2006). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $6.4 million ($6.5 million at December 31, 2006 and $2.0 million at March 31, 2006) increase in our cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

Beginning in 2007, we entered into metal forward sales transactions to hedge a portion of our Metals segment inventory. The purpose of the hedging activity was to protect the inventory against changes in fair value due to changes in the spot metal prices. The derivative contracts designated as fair value hedges of our Metals inventory were marked-to-market within the quarter based upon changes in the COMEX forward prices, and the Metals inventory being hedged was marked-to-market based upon changes in the spot price at the end of the quarter. The differences between the indices used to mark-to-market the Metals inventory being hedged and the forward contracts designated as fair value hedges can result in volatility in our reported earnings. However, over time gains or losses on the sale of the Metals inventory will be offset by gains or losses on the fair value hedges, resulting in the realization of gross margin we anticipated at the time the transaction was structured. In the three months ended March 31, 2007, we recognized a pretax loss of $0.1 million within Cost of Goods Sold related to hedge ineffectiveness and changes in time value excluded from the assessment of hedge ineffectiveness.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flows. Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facility are a source of liquidity. As of March 31, 2007, December 31, 2006, and March 31, 2006, we had long-term borrowings of $253.3 million, $253.9 million, and $255.0 million, respectively, of which $2.9 million at March 31, 2007, December 31, 2006, and March 31, 2006 was issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $101.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases, the underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument.

Assuming no changes in the $101.6 million of variable-rate debt levels from December 31, 2006, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2006 would impact interest expense by $1.0 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of March 31, 2007:

Underlying Debt Instrument	Swap Amount	Date of Swap	March 31, 2007 Floating Rate
	($ in millions)
9.125%, due 2011	$50.0	December 2001	8.819%
9.125%, due 2011	$25.0	March 2002	7.5 - 8.5	%(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.0% to 6.75%, due 2007-2017	$21.1	March 2002	5.63%
	$5.5	March 2002	5.77%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $0.1 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.	Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. These statements relate to analyses and other information that are based on management’s beliefs, certain assumptions made by management, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which we and our various segments operate. The statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006, include, but are not limited to the following:

•

sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us such as automotive, electronics, coinage, telecommunications, ammunition, housing, vinyls and pulp and paper, and the migration by United States customers to low-cost foreign locations;

•

the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	higher-than-expected raw material, energy, transportation, and/or logistics costs;

•	unexpected litigation outcomes;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities; and

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service.

You should consider all of our forward-looking statements in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II—Other Information

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2007	—	N/A	—
February 1-28, 2007	—	N/A	—
March 1-31, 2007	—	N/A	—
Total				154,076	(1)

(1)	On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through March 31, 2007, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ John E. Fischer
Vice President and Chief Financial Officer (Authorized Officer)

Date: May 1, 2007

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer