Form 10-Q
period 2007-06-30
OLIN CORP
filed 2007-08-01
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, 73,955,593 shares of the registrant’s common stock were outstanding

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	June 30, 2007	December 31, 2006	June 30, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$230.5	$199.8	$117.1
Short-Term Investments	26.6	76.6	76.6
Receivables, Net	397.5	338.6	411.4
Inventories	241.6	263.3	279.1
Current Deferred Income Taxes	5.8	8.9	10.2
Other Current Assets	35.5	32.0	27.2
Total Current Assets	937.5	919.2	921.6
Property, Plant and Equipment (less Accumulated Depreciation of $1,437.7, $1,407.0 and $1,402.0)	465.7	486.9	477.1
Prepaid Pension Costs	―	―	248.3
Deferred Income Taxes	135.9	117.3	125.9
Other Assets	39.4	37.2	25.8
Goodwill	76.0	75.9	78.4
Total Assets	$1,654.5	$1,636.5	$1,877.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$8.3	$1.7	$1.7
Accounts Payable	232.8	200.3	189.3
Income Taxes Payable	37.0	4.8	26.9
Accrued Liabilities	179.0	201.0	190.2
Total Current Liabilities	457.1	407.8	408.1
Long-Term Debt	242.5	252.2	250.6
Accrued Pension Liability	128.8	234.4	567.9
Other Liabilities	226.5	198.8	168.7
Total Liabilities	1,054.9	1,093.2	1,395.3
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120.0 Shares; Issued and Outstanding 73.9, 73.3 and 72.5 Shares	73.9	73.3	72.5
Additional Paid-In Capital	730.8	721.6	707.7
Accumulated Other Comprehensive Loss	(301.1)	(318.5)	(311.5)
Retained Earnings	96.0	66.9	13.1
Total Shareholders’ Equity	599.6	543.3	481.8
Total Liabilities and Shareholders’ Equity	$1,654.5	$1,636.5	$1,877.1

    The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$839.1	$826.4	$1,604.8	$1,551.5
Operating Expenses:
Cost of Goods Sold (exclusive of LIFO inventory liquidation gains, shown below)	760.1	741.2	1,461.0	1,373.6
LIFO Inventory Liquidation Gains	7.8	―	13.1	13.5
Selling and Administration	44.2	44.1	85.4	89.9
Research and Development	1.2	1.1	2.3	2.3
Restructuring (Credit) Charge	(1.7)	―	(1.7)	15.7
Other Operating Income	0.2	0.7	0.2	0.7
Operating Income	43.3	40.7	71.1	84.2
Earnings of Non-consolidated Affiliates	12.3	13.0	20.4	25.1
Interest Expense	4.9	5.1	9.9	10.2
Interest Income	3.2	2.9	6.7	5.9
Other Income	0.1	0.3	0.2	1.2
Income before Taxes	54.0	51.8	88.5	106.2
Income Tax Provision	18.4	18.8	29.8	39.5
Net Income	$35.6	$33.0	$58.7	$66.7
Net Income per Common Share:
Basic	$0.48	$0.46	$0.80	$0.92
Diluted	$0.48	$0.45	$0.79	$0.92
Dividends per Common Share	$0.20	$0.20	$0.40	$0.40
Average Common Shares Outstanding:
Basic	73.8	72.4	73.7	72.2
Diluted	74.2	72.6	73.9	72.5

    The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at January 1, 2006	71.9	$71.9	$683.8	$(304.4)	$(24.7)	$426.6
Comprehensive Income:
Net Income	―	―	―	―	66.7	66.7
Translation Adjustment	―	―	―	0.5	―	0.5
Net Unrealized Loss	―	―	―	(7.6)	―	(7.6)
Comprehensive Income						59.6
Dividends Paid:
Common Stock ($0.40 per share)	―	―	―	―	(28.9)	(28.9)
Common Stock Issued for:
Stock Options Exercised	0.2	0.2	4.2	―	―	4.4
Employee Benefit Plans	0.4	0.4	7.4	―	―	7.8
Other Transactions	―	―	0.3	―	―	0.3
Stock-Based Compensation	―	―	12.0	―	―	12.0
Balance at June 30, 2006	72.5	$72.5	$707.7	$(311.5)	$13.1	$481.8
Balance at January 1, 2007	73.3	$73.3	$721.6	$(318.5)	$66.9	$543.3
Comprehensive Income:
Net Income	―	―	―	―	58.7	58.7
Translation Adjustment	―	―	―	0.3	―	0.3
Net Unrealized Gain	―	―	―	4.6	―	4.6
Minimum Pension Liability Adjustment, Net	―	―	―	12.5	―	12.5
Comprehensive Income						76.1
Dividends Paid:
Common Stock ($0.40 per share)	―	―	―	―	(29.5)	(29.5)
Common Stock Issued for:
Stock Options Exercised	―	―	0.8	―	―	0.8
Employee Benefit Plans	0.6	0.6	9.2	―	―	9.8
Other Transactions	―	―	0.6	―	―	0.6
Stock-Based Compensation	―	―	(1.4)	―	―	(1.4)
Cumulative Effect of Accounting Change	―	―	―	―	(0.1)	(0.1)
Balance at June 30, 2007	73.9	$73.9	$730.8	$(301.1)	$96.0	$599.6

    The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net Income	$58.7	$66.7
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(20.4)	(25.1)
Other Operating Income – Gain on Disposition of Real Estate	―	(0.7)
Stock-Based Compensation	2.5	3.0
Depreciation and Amortization	36.1	35.5
LIFO Inventory Liquidation Gains	(13.1)	(13.5)
Dividend Received from Non-consolidated Affiliate	3.3	―
Deferred Income Taxes	(6.8)	(53.0)
Qualified Pension Plan Contribution	(100.0)	―
Qualified Pension Plan Expense	12.9	17.7
Common Stock Issued under Employee Benefit Plans	1.7	1.7
Change in:
Receivables	(58.9)	(116.4)
Inventories	34.8	(3.0)
Other Current Assets	(3.5)	(15.1)
Accounts Payable and Accrued Liabilities	9.2	36.9
Income Taxes Payable	35.0	2.9
Other Assets	1.5	7.1
Other Noncurrent Liabilities	9.6	(18.1)
Other Operating Activities	5.0	(7.4)
Net Operating Activities	7.6	(80.8)
Investing Activities
Capital Expenditures	(32.3)	(30.7)
Proceeds from Disposition of Property, Plant and Equipment	0.2	1.3
Purchase of Short-Term Investments	―	(76.6)
Proceeds from Sale of Short-Term Investments	50.0	―
Proceeds from Sale/Leaseback of Equipment	14.8	―
Distributions from Affiliated Companies, Net	11.7	19.0
Other Investing Activities	0.2	(0.5)
Net Investing Activities	44.6	(87.5)
Financing Activities
Long-Term Debt Repayments	(1.1)	(0.5)
Issuance of Common Stock	8.1	6.1
Stock Options Exercised	0.8	4.4
Excess Tax Benefits from Stock Options Exercised	0.2	0.6
Dividends Paid	(29.5)	(28.9)
Net Financing Activities	(21.5)	(18.3)
Net Increase (Decrease) in Cash and Cash Equivalents	30.7	(186.6)
Cash and Cash Equivalents, Beginning of Period	199.8	303.7
Cash and Cash Equivalents, End of Period	$230.5	$117.1
Cash Paid for Interest and Income Taxes:
Interest	$9.0	$10.3
Income Taxes, Net of Refunds	$6.1	$86.7

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

2.
Allowance for doubtful accounts was $8.8 million at June 30, 2007, $9.5 million at December 31, 2006, and $9.8 million at June 30, 2006. Provisions (credited) charged to operations were $(0.1) million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively, and $0.4 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. Bad debt write-offs, net of recoveries, were $1.1 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.

3.	Inventory consists of the following:

	June 30, 2007	December 31, 2006	June 30, 2006
Supplies	$38.1	$38.2	$37.0
Raw materials	273.1	293.7	253.9
Work in process	220.5	206.3	209.7
Finished goods	166.7	151.8	159.2
	698.4	690.0	659.8
LIFO reserve	(456.8)	(426.7)	(380.7)
Inventory, net	$241.6	$263.3	$279.1

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average cost (primarily operating supplies, spare parts, and maintenance parts) and first-in, first-out (FIFO) (primarily inventory of foreign subsidiaries) methods. Elements of costs in inventories include raw materials, direct labor, and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2007, reflect certain estimates relating to inventory quantities and costs at December 31, 2007. If the FIFO method of inventory accounting had been used, inventories would have been approximately $456.8 million, $426.7 million and $380.7 million higher than reported at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Fluctuations in underlying metal values will increase or decrease the FIFO value of the inventories.

As part of the Metals inventory reduction program, a LIFO inventory liquidation gain of $7.8 million was realized in the three months ended June 30, 2007 and $13.1 million in the six months ended June 30, 2007.  As part of the 2006 Metals restructuring actions, a LIFO inventory liquidation gain of $13.5 million was realized in the six months ended June 30, 2006 related to the closure of our Waterbury Rolling Mills (Waterbury) facility.  The Metals restructuring action is described under note 10.

4.
Basic and diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Computation of Basic Income per Share
Net income	$35.6	$33.0	$58.7	$66.7
Basic shares	73.8	72.4	73.7	72.2
Basic net income per share	$0.48	$0.46	$0.80	$0.92
Computation of Diluted Income per Share
Net income	$35.6	$33.0	$58.7	$66.7
Diluted shares:
Basic shares	73.8	72.4	73.7	72.2
Stock-based compensation	0.4	0.2	0.2	0.3
Diluted shares	74.2	72.6	73.9	72.5
Diluted net income per share	$0.48	$0.45	$0.79	$0.92

5.
We are party to various government and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $7.0 million and $5.2 million for the three months ended June 30, 2007 and 2006, respectively, and $13.1 million and $10.1 million for the six months ended June 30, 2007 and 2006, respectively.  Charges to income for investigatory and remedial efforts were material to operating results in 2006 and are expected to be material to operating results in 2007. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $93.0 million at June 30, 2007, $90.8 million at December 31, 2006, and $100.2 million at June 30, 2006, of which $58.0 million, $55.8 million, and $65.2 million were classified as other noncurrent liabilities, respectively.

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

6.
Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the six-month periods ended June 30, 2007 and 2006. At June 30, 2007, 154,076 shares remain authorized to be purchased.

7.
We issued less than 0.1 million and 0.2 million shares with a total value of $0.8 million and $4.4 million, representing stock options exercised for the six months ended June 30, 2007 and 2006, respectively. In addition, for the six months ended June 30, 2007 and 2006, we issued 0.6 million and 0.4 million shares with a total value of $9.8 million and $7.8 million, respectively, in connection with our Contributing Employee Ownership Plan (CEOP).

8.
Other operating income consists of miscellaneous operating income items which are related to our business activities and gains (losses) on the disposition of property, plant, and equipment.  Other operating income of $0.2 million for the three and six months ended June 30, 2007 represents the impact of the gain realized on an intangible asset sale in Chlor Alkali Products, which will be recognized ratably through March 2012.  Other operating income for the three and six months ended June 30, 2006 included a $0.7 million gain on the disposition of a former manufacturing plant.

9.
We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $26.0 million and $17.6 million for the three months ended June 30, 2007 and 2006, respectively, and $48.8 million and $32.9 million for the six months ended June 30, 2007 and 2006, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales:
Chlor Alkali Products	$166.4	$169.5	$321.7	$343.2
Metals	572.9	571.2	1,083.1	1,032.6
Winchester	99.8	85.7	200.0	175.7
Total sales	$839.1	$826.4	$1,604.8	$1,551.5
Income before taxes:
Chlor Alkali Products(1)	$55.3	$67.2	$98.5	$141.1
Metals(1) (2)	20.7	8.7	30.6	29.2
Winchester	5.6	3.3	13.7	7.2
Corporate/Other:
Pension expense(3)	(2.5)	(4.5)	(4.0)	(7.9)
Environmental provision	(7.0)	(5.2)	(13.1)	(10.1)
Other corporate and unallocated costs	(18.4)	(16.5)	(36.1)	(35.2)
Restructuring credit (charge)(4)	1.7	―	1.7	(15.7)
Other operating income	0.2	0.7	0.2	0.7
Interest expense	(4.9)	(5.1)	(9.9)	(10.2)
Interest income	3.2	2.9	6.7	5.9
Other income	0.1	0.3	0.2	1.2
Income before taxes	$54.0	$51.8	$88.5	$106.2

(1)
Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Chlor Alkali Products	$12.2	$12.9	$20.3	$24.8
Metals	0.1	0.1	0.1	0.3
Earnings of non-consolidated affiliates	$12.3	$13.0	$20.4	$25.1

(2)
Metals segment income for the three and six months ended June 30, 2007 included LIFO inventory liquidation gains of $7.8 million and $13.1 million, respectively, resulting from the Metals inventory reduction program.  Metals segment income for the six months ended June 30, 2006, included a LIFO inventory liquidation gain of $13.5 million related to the closure of our Waterbury facility as part of the 2006 Metals restructuring actions.

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

(4)
The 2007 restructuring credit of $1.7 million is primarily the result of realizing more proceeds than expected from equipment sales associated with the 2006 closure of the Waterbury facility.  The six-month period ended June 30, 2006 reflects the 2006 Metals restructuring charge of $15.7 million.

10.
On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Waterbury facility and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of our Metals service center facilities by consolidating certain activities into another service center facility, and make overhead reductions in the Metals business affecting approximately 20 employees. We based this decision on an evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We substantially completed these activities by June 30, 2006. As a result of these cost reduction efforts, we recorded a pretax restructuring charge of $15.7 million in the first quarter of 2006. In the fourth quarter of 2006 and the second quarter of 2007, primarily as a result of realizing more proceeds than expected from equipment sales, we reduced our previously established restructuring reserve related to the Waterbury facility by $1.6 million and $1.5 million, respectively. The net restructuring charge of $12.6 million included lease and other contract termination costs ($6.9 million), the write-off of equipment and facility costs ($2.6 million), and employee severance and related benefit costs ($3.1 million). We expect to incur cash expenditures of $8.7 million related to this restructuring charge, of which $8.2 million has been paid as of June 30, 2007. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 million realized in 2006 related to the closure of our Waterbury facility.

On November 27, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our New Haven Copper Company facility in Seymour, CT (Seymour facility) and consolidate some of those production activities into other Olin locations.  We based this decision on an evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs.  We substantially completed the closure of the Seymour facility by March 31, 2007. We recorded a one-time pretax restructuring charge of $3.5 million in the fourth quarter of 2006. This restructuring charge included the write-off of equipment and facility costs ($2.4 million), employee severance and related benefit costs ($0.9 million), and other contract termination costs ($0.2 million). We expect to incur cash expenditures of $1.6 million related to this restructuring, of which $0.9 million has been paid as of June 30, 2007. The impact of this restructuring charge was more than offset by a LIFO inventory liquidation gain of $10.4 million realized in 2006 related to the closure of our Seymour facility.

The following table summarizes our restructuring activity for the six months ended June 30, 2007 and the remaining balances as of June 30, 2007:

	December 31, 2006 Accrued Costs	Amounts Utilized	Adjustments	June 30, 2007 Accrued Costs
2006 Metals Restructuring Charges
Lease and other contract termination costs	$7.5	$(5.5)	$(1.1)		$0.9
Write-off of equipment and facilities	1.4	(1.3)	(0.1)		―
Employee severance and job-related benefits	2.5	(1.1)	(0.3)		1.1
	$11.4	$(7.9)	$(1.5)		$2.0

2004 Corporate Restructuring Charge
Employee severance and job-related benefits	$0.3	$(0.1)	$(0.2)	$	―

The majority of the remaining balance of $2.0 million of the 2006 restructuring charge is expected to be paid out in 2007.

11.
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

12.
We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which is accounted for using the equity method of accounting. The condensed financial positions and results of operations of this equity-basis affiliate in its entirety were as follows:

100% Basis	June 30, 2007	December 31, 2006	June 30, 2006
Condensed Balance Sheet Data:
Current assets	$46.7	$25.1	$48.5
Noncurrent assets	108.2	113.7	114.7
Current liabilities	19.4	22.1	18.5
Noncurrent liabilities	121.9	121.9	134.1

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Income Statement Data:	2007	2006	2007	2006
Net Sales	$47.1	$51.6	$84.2	$95.7
Gross profit	27.2	32.6	46.5	63.1
Net income	22.1	27.4	36.0	52.6

The amount of cumulative unremitted earnings (losses) of SunBelt was $13.6 million at June 30, 2007, ($5.2) million at December 31, 2006, and $10.6 million at June 30, 2006. We received distributions from SunBelt totaling $8.6 million and $18.7 million in the six months ended June 30, 2007 and 2006, respectively. We have not made any contributions in 2007 or 2006.  In addition, we received net settlements of advances of $3.1 million and $0.3 million in the six months ended June 30, 2007 and 2006, respectively.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours. For the three and six months ended June 30, 2006, our share of SunBelt’s operating results was reduced by $1.0 million and $1.9 million, respectively, for additional depreciation expense. Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $1.0 million and $1.9 million in the three and six months ended June 30, 2007, respectively.  We provide various administrative, management and logistical services to SunBelt for which we received fees totaling $2.1 million and $2.0 million in the three months ended June 30, 2007 and 2006, respectively, and $4.0 million and $3.9 million in the six months ended June 30, 2007 and 2006, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2006 our guarantee of these SunBelt Notes was $67.0 million at June 30, 2007. In the event SunBelt cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

13.
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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$4.7	$4.8	$0.6	$0.6
Interest cost	24.5	23.8	1.1	1.2
Expected return on plans’ assets	(31.2)	(27.8)	—	—
Amortization of prior service cost	0.8	1.3	(0.3)	(0.2)
Recognized actuarial loss	9.0	8.7	1.0	1.0
Curtailment	0.5	—	—	—
Net periodic benefit cost	$8.3	$10.8	$2.4	$2.6

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$9.5	$10.2	$1.2	$1.2
Interest cost	48.5	47.2	2.4	2.4
Expected return on plans’ assets	(60.8)	(55.9)	—	—
Amortization of prior service cost	1.8	2.5	(0.4)	(0.4)
Recognized actuarial loss	16.2	16.5	2.1	2.1
Curtailment	0.5	—	—	—
Net periodic benefit cost	$15.7	$20.5	$5.3	$5.3

In May 2007, we made a $100 million voluntary contribution to our defined benefit pension plan.  In addition, the asset allocation in the plan was adjusted to insulate the plan from discount rate risk.  Also during 2007, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

Employees also participate in defined contribution pension plans. Our defined benefit pension plan was closed to salaried employees and certain hourly employees hired after December 31, 2004. These employees participate in a defined contribution pension plan which is administered as part of the CEOP. We contribute a defined percentage of pay to the defined contribution plan on behalf of each of the eligible employees to an individual retirement contribution account. Expenses of the defined contribution pension plans were $1.3 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and $2.2 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.

14.
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

We recognize interest and penalty expense related to unrecognized tax positions as a component of the Income Tax Provision. As of January 1, 2007, interest accrued was approximately $4.3 million, and penalties accrued were approximately $0.9 million.  During the six months ended June 30, 2007 and 2006, we expensed interest of $0.5 million and $0.9 million, respectively.

As of January 1, 2007, we believed it was reasonably possible that our total amount of unrecognized tax benefits would decrease by $1.6 million over the next twelve months.  The recognition of these tax benefits in 2007 is the result of a state income tax payment of $0.9 million related to a change in a tax filing position and the lapse of federal, state, and foreign statutes of limitation.

On July 10, 2006, we finalized a settlement with the Internal Revenue Service (IRS), which includes the periods 1996 to 2002 and relates primarily to the tax treatment of capital losses generated in 1997.  We expect to make interest payments of approximately $2.0 million in 2007 to various state and local jurisdictions in conjunction with the IRS settlement.  We have filed both federal and state amended income tax returns for years 2002 and prior to report changes to taxable income per IRS examinations.  Such tax years remain subject to examination to the extent of the changes reported.

Our federal income tax returns for 2003 to 2006 are open tax years. We file in numerous state and foreign jurisdictions with varying statutes of limitation open from 2002 through 2006 depending on each jurisdiction’s unique statute of limitation.  At this time, the IRS has not conducted an examination of the 2003 federal income tax return.  The statute of limitations for the 2003 federal income tax return expires in the second half of 2007.  In 2006, the IRS commenced an examination of our U.S. income tax return for 2004.  In June 2007, we reached an agreement in principle with the IRS for the 2004 tax examination.  The settlement resulted in a reduction of income tax expense of $0.6 million in the second quarter of 2007 related primarily to a favorable adjustment to our extraterritorial income exclusion.  In connection with the settlement, we paid $3.2 million to the IRS in June 2007 and expect to pay an additional $0.5 million in the third quarter of 2007.  We expect to file amended tax returns to recover $6.2 million in taxes, due to increased net operating loss and Alternative Minimum Tax credit carryforwards.

15.
On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars acquired in 2005 and 2006 by our Chlor Alkali Products segment.  The sale/leaseback is an operating lease which expires on December 31, 2016.  This transaction reduced our fixed assets by $15.7 million.  We received proceeds from the sale of $14.8 million.  The loss on this transaction was deferred and is being amortized over the terms of the lease agreement.

On June 26, 2007, we entered into the $100 million 364-day revolving credit facility ($100 million Credit Facility) and the $150 million 364-day revolving credit facility ($150 million Credit Facility).  According to their terms, the $100 million Credit Facility matures on June 24, 2008 or upon an increase in the lending commitments under our existing revolving credit facility and the establishment of an accounts receivable securitization facility, and the $150 million Credit Facility matures on June 24, 2008.  Under these facilities, we may select various floating rate borrowing options.  They include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  As of June 30, 2007, we had $250 million available under these facilities, which had no borrowings outstanding.

On July 25, 2007, we established a $250 million accounts receivable securitization facility (Accounts Receivable Facility).  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  The Accounts Receivable Facility expires in July 2012.

16.
On May 20, 2007, we entered into a merger agreement pursuant to which one of our wholly-owned subsidiaries will be merged with and into Pioneer Companies, Inc. (Pioneer) and, upon the merger, Pioneer will become our wholly-owned subsidiary.   In connection with the merger, the holders of outstanding shares of Pioneer’s common stock will receive $35.00 in cash for each share of Pioneer’s common stock.  Pioneer is a leading producer of chlor-alkali products in North America.

The aggregate purchase price for all of Pioneer’s outstanding shares of common stock, together with the aggregate payment due to holders of options to purchase shares of common stock of Pioneer, is approximately $420 million.  In connection with the merger, Pioneer will redeem its convertible debt for approximately $150 million.

The merger is subject to a number of customary closing conditions, including the adoption of the merger agreement by Pioneer’s stockholders, and is expected to close during the third quarter of 2007.  On July 16, 2007, we announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act applicable to the merger had expired.

We intend to finance the aggregate merger consideration and the related repayment of Pioneer’s indebtedness with our and Pioneer’s available cash and drawings under the $100 million Credit Facility, the $150 million Credit Facility, and the Accounts Receivable Facility.

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

Recent Developments

On June 26, 2007, we entered into the $100 million Credit Facility and the $150 million Credit Facility.  According to their terms, the $100 million Credit Facility matures on June 24, 2008 or upon an increase in the lending commitments under our existing revolving credit facility and the establishment of an accounts receivable securitization facility, and the $150 million Credit Facility matures on June 24, 2008.  Under these facilities, we may select various floating rate borrowing options.  They include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  As of June 30, 2007, we had $250 million available under these facilities, which had no borrowings outstanding.

On July 25, 2007, we established a $250 million Accounts Receivable Facility.  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  The Accounts Receivable Facility expires in July 2012.

On May 20, 2007, we entered into a merger agreement pursuant to which one of our wholly-owned subsidiaries will be merged with and into Pioneer and, upon the merger, Pioneer will become our wholly-owned subsidiary.   In connection with the merger, the holders of outstanding shares of Pioneer’s common stock will receive $35.00 in cash for each share of Pioneer’s common stock.  Pioneer is a leading producer of chlor-alkali products in North America.  Pioneer’s common stock is quoted on the NASDAQ.

The aggregate purchase price for all of Pioneer’s outstanding shares of common stock, together with the aggregate payment due to holders of options to purchase shares of common stock of Pioneer, is approximately $420 million.  In connection with the merger, Pioneer will redeem its convertible debt for approximately $150 million.

The merger is subject to a number of customary closing conditions, including the adoption of the merger agreement by Pioneer’s stockholders, and is expected to close during the third quarter of 2007.  On July 16, 2007, we announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act applicable to the merger had expired.

We intend to finance the aggregate merger consideration and the related repayment of Pioneer’s indebtedness with our and Pioneer’s available cash and drawings under the $100 million Credit Facility, the $150 million Credit Facility, and the Accounts Receivable Facility.

On June 4, 2007, Pioneer was served with a petition naming it and its directors as defendants in a stockholder derivative action alleging breaches of fiduciary duties and other violations of state law arising out of the proposed merger.  The action also names us as a defendant and alleges that we aided and abetted Pioneer and its directors in such breaches and other violations.  The action seeks, among other relief, to enjoin the proposed merger.  An unfavorable outcome in this action could prevent or delay the merger.  Olin and Pioneer believe that the allegations in this petition are entirely without merit and intend to defend vigorously against this action.

In May 2007, we made a $100 million voluntary contribution to our defined benefit pension plan.  In addition, the asset allocation in the plan was adjusted to insulate the plan from discount rate risk.  Based on the combination of these actions, it is likely that the defined benefit pension plan will meet the full funding requirements of the Pension Protection Act of 2006 without any additional contributions.  The contribution was accretive to earnings beginning in the second quarter and will be fully tax deductible against 2006 income.  Also during the second quarter, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

Consolidated Results of Operations

($ in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$839.1	$826.4	$1,604.8	$1,551.5
Cost of Goods Sold (exclusive of LIFO inventory liquidation gains, shown below)	760.1	741.2	1,461.0	1,373.6
LIFO Inventory Liquidation Gains	7.8	―	13.1	13.5
Gross Margin	86.8	85.2	156.9	191.4
Selling and Administration	44.2	44.1	85.4	89.9
Research and Development	1.2	1.1	2.3	2.3
Restructuring (Credit) Charge	(1.7)	―	(1.7)	15.7
Other Operating Income	0.2	0.7	0.2	0.7
Operating Income	43.3	40.7	71.1	84.2
Earnings of Non-consolidated Affiliates	12.3	13.0	20.4	25.1
Interest Expense	4.9	5.1	9.9	10.2
Interest Income	3.2	2.9	6.7	5.9
Other Income	0.1	0.3	0.2	1.2
Income before Taxes	54.0	51.8	88.5	106.2
Income Tax Provision	18.4	18.8	29.8	39.5
Net Income	$35.6	$33.0	$58.7	$66.7
Net Income per Common Share:
Basic	$0.48	$0.46	$0.80	$0.92
Diluted	$0.48	$0.45	$0.79	$0.92

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Sales for the three months ended June 30, 2007 were $839.1 million compared with $826.4 million last year, an increase of $12.7 million, or 2%. Chlor Alkali Products sales decreased by $3.1 million, or 2%, due to ECU prices, which decreased approximately 9%. Chlor alkali shipment volumes increased 3% from the prior year. In the Metals segment, sales increased $1.7 million. The increase in Metals segment sales was the result of increased metal prices and higher average selling prices, partially offset by lower shipment volumes (12%). Winchester sales were higher by $14.1 million, or 16%, due to increased selling prices and higher volumes.

Gross margin increased $1.6 million, or 2%, over the three months ended June 30, 2006, primarily as a result of a LIFO inventory liquidation gain resulting from the Metals inventory reduction program, which was offset in part by lower ECU selling prices in Chlor Alkali Products.  Gross margin as a percentage of sales was 10% in 2007 and 2006.

Selling and administration expenses as a percentage of sales were 5% in 2007 and 2006. Selling and administration expenses for the three months ended June 30, 2007 were $0.1 million higher than the three months ended June 30, 2006, primarily due to increased management incentive compensation of $2.7 million primarily resulting from mark-to-market adjustments on stock-based compensation, offset by lower pension expense of $1.1 million, decreased relocation charges of $0.7 million, and lower bad debt expenses of $0.8 million.

The 2007 restructuring credit of $1.7 million is primarily the result of realizing more proceeds than expected from equipment sales associated with the 2006 closure of the Waterbury facility.

Other operating income of $0.2 million for the three months ended June 30, 2007 represents the impact of the gain realized on an intangible asset sale in Chlor Alkali Products, which will be recognized ratably through March 2012.  Other operating income for the three months ended June 30, 2006 included a gain of $0.7 million on the disposition of a former manufacturing plant.

The earnings of non-consolidated affiliates were $12.3 million for the three months ended June 30, 2007, a decrease of $0.7 million from $13.0 million for the three months ended June 30, 2006, primarily due to lower ECU selling prices at SunBelt.

Interest expense decreased by $0.2 million from 2006, primarily due to the effect of lower interest rates.

The higher interest income of $0.3 million was due to higher short-term interest rates and higher average cash balances.

The effective tax rate for the three months ended June 30, 2007 of 34.1% is lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction contained in the Jobs Creation Act of 2004, which increased from 3% to 6% in 2007, and the utilization of certain state tax credits, which were offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates. The effective tax rate for the three months ended June 30, 2006 of 36.3% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Sales for the six months ended June 30, 2007 were $1,604.8 million compared with $1,551.5 million last year, an increase of $53.3 million, or 3%. Chlor Alkali Products sales decreased by $21.5 million, or 6%, due to ECU prices, which decreased approximately 12%. Chlor alkali shipment volumes were lower than the prior year. In the Metals segment, sales increased $50.5 million, or 5%. The increase in Metals segment sales was the result of increased metal prices and higher average selling prices, offset by lower shipment volumes of 13%. Winchester sales increased by $24.3 million, or 14%, primarily due to increased selling prices and demand from commercial customers.

Gross margin decreased $34.5 million, or 18%, over the six months ended June 30, 2006, primarily as a result of lower ECU selling prices for Chlor Alkali products, but was offset in part by higher selling prices and increased volumes in Winchester.   Gross margin as a percentage of sales decreased to 10% in 2007 from 12% in 2006.  The resulting margin percentage decrease reflects the gross margin dollar decrease of $34.5 million and higher Metals sales resulting from increased metal values.

Selling and administration expenses as a percentage of sales were 5% in 2007 and 6% in 2006. Selling and administration expenses for the six months ended June 30, 2007 were $4.5 million lower, or 5%, than the six months ended June 30, 2006 primarily due to lower pension expense of $1.9 million, a lower level of legal and legal-related settlement expenses of $1.3 million, decreased relocation charges of $1.3 million, decreased consulting expense of $1.0 million, and lower bad debt expense of $1.0 million.  These decreased costs were partially offset by increased management incentive compensation of $1.4 million, primarily resulting from mark-to-market adjustments on stock-based compensation.

The 2007 restructuring credit of $1.7 million is primarily the result of realizing more proceeds than expected from equipment sales associated with the 2006 closure of the Waterbury facility.  A restructuring charge of $15.7 million was recorded for the six months ended June 30, 2006 and related to the Metals segment.

Other operating income of $0.2 million for the six months ended June 30, 2007 represents the impact of the gain realized on an intangible asset sale in Chlor Alkali Products, which will be recognized ratably through March 2012.  Other operating income for the six months ended June 30, 2006 included a gain of $0.7 million on the disposition of a former manufacturing plant.

The earnings of non-consolidated affiliates were $20.4 million for the six months ended June 30, 2007, a decrease of $4.7 million from $25.1 million for the six months ended June 30, 2006, primarily due to lower ECU selling prices at SunBelt.

Interest expense decreased by $0.3 million from 2006, primarily due to the effect of lower interest rates.

The higher interest income of $0.8 million was due to higher short-term interest rates and higher average cash balances.

The effective tax rate for the six months ended June 30, 2007 of 33.7% is lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction contained in the Jobs Creation Act of 2004, which increased from 3% to 6% in 2007, and the utilization of certain state tax credits, which were offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates.  The effective tax rate for the six months ended June 30, 2006 of 37.2% is higher than the 35% U.S. federal statutory rate primarily due to state income taxes, income in certain foreign jurisdictions being taxed at higher rates, and the accrual of interest on taxes which may become payable in the future.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $26.0 million and $17.6 million for the three months ended June 30, 2007 and 2006, respectively, and $48.8 million and $32.9 million for the six months ended June 30, 2007 and 2006, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals segment sales.

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales:
Chlor Alkali Products	$166.4	$169.5	$321.7	$343.2
Metals	572.9	571.2	1,083.1	1,032.6
Winchester	99.8	85.7	200.0	175.7
Total sales	$839.1	$826.4	$1,604.8	$1,551.5
Income before taxes:
Chlor Alkali Products(1)	$55.3	$67.2	$98.5	$141.1
Metals(1) (2)	20.7	8.7	30.6	29.2
Winchester	5.6	3.3	13.7	7.2
Corporate/Other:
Pension expense(3)	(2.5)	(4.5)	(4.0)	(7.9)
Environmental provision	(7.0)	(5.2)	(13.1)	(10.1)
Other corporate and unallocated costs	(18.4)	(16.5)	(36.1)	(35.2)
Restructuring credit (charge)(4)	1.7	―	1.7	(15.7)
Other operating income	0.2	0.7	0.2	0.7
Interest expense	(4.9)	(5.1)	(9.9)	(10.2)
Interest income	3.2	2.9	6.7	5.9
Other income	0.1	0.3	0.2	1.2
Income before taxes	$54.0	$51.8	$88.5	$106.2

(1)
Earnings of non-consolidated affiliates are included in the segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, by segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Chlor Alkali Products	$12.2	$12.9	$20.3	$24.8
Metals	0.1	0.1	0.1	0.3
Earnings of non-consolidated affiliates	$12.3	$13.0	$20.4	$25.1

(2)
Metals segment income for the three and six months ended June 30, 2007 included LIFO inventory liquidation gains of $7.8 million and $13.1 million, respectively, resulting from the Metals inventory reduction program.  Metals segment income for the six months ended June 30, 2006 included a LIFO inventory liquidation gain of $13.5 million related to the closure of our Waterbury facility as part of the 2006 Metals restructuring actions.

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

(4)
The 2007 restructuring credit of $1.7 million is primarily the result of realizing more proceeds than expected from equipment sales associated with the 2006 closure of the Waterbury facility.  The six-month period ended June 30, 2006 reflects the 2006 Metals restructuring charge of $15.7 million.

Chlor Alkali Products

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Chlor Alkali Products’ sales for the three months ended June 30, 2007 were $166.4 million compared to $169.5 million for the three months ended June 30, 2006, a decrease of $3.1 million, or 2%. The sales decrease was due to ECU pricing, which decreased 9% from the three months ended June 30, 2006.  Shipment volumes increased 3% from the prior year. Our ECU netbacks, excluding SunBelt, were approximately $510 for the three months ended June 30, 2007 compared to approximately $560 for the same period in 2006. Our operating rate for the three months ended June 30, 2007 was 97% of capacity, compared to 95% for the three months ended June 30, 2006.

Chlor Alkali posted segment income of $55.3 million for the three months ended June 30, 2007, compared to $67.2 million for the same period in 2006, a decrease of $11.9 million, or 18%. Segment income was lower in 2007 primarily because of lower selling prices ($11.7 million), increased operating costs ($2.3 million), and lower SunBelt operating results ($0.7 million), but offset in part by higher volumes ($3.0 million). Operating expenses increased primarily due to increases in distribution costs and manufacturing costs, which included higher electricity prices.  In addition, freight costs, which reduce our ECU netbacks, increased 24% in the three months ended June 30, 2007 compared to the same period last year.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Chlor Alkali Products’ sales for the six months ended June 30, 2007 were $321.7 million compared to $343.2 million for the six months ended June 30, 2006, a decrease of $21.5 million, or 6%. The sales decrease was due to ECU pricing, which decreased 12% from the six months ended June 30, 2006.  Shipment volumes were lower than the prior year.  Our ECU netbacks, excluding SunBelt, were approximately $505 for the six months ended June 30, 2007 compared to approximately $575 for the same period in 2006. Our operating rate was 92% of capacity for the six months ended June 30, 2007 and 2006.

Chlor Alkali posted segment income of $98.5 million for the six months ended June 30, 2007, compared to $141.1 million for the same period in 2006, a decrease of $42.6 million, or 30%. Segment income was lower in 2007 primarily because of lower selling prices ($29.7 million), increased operating costs ($7.2 million), lower volumes ($1.1 million), and lower SunBelt operating results ($4.6 million). Operating expenses increased primarily due to increases in distribution costs and manufacturing costs, which included higher electricity prices.  In addition, freight costs, which reduce our ECU netbacks, increased 23% in the six months ended June 30, 2007 compared to the same period last year.

Metals

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Sales for the three months ended June 30, 2007 were $572.9 million compared to sales of $571.2 million for the three months ended June 30, 2006, an increase of $1.7 million. This increase reflects higher metal values and higher average selling prices, offset by 12% lower volumes. The COMEX copper price averaged $3.46 per pound in the second quarter of 2007 compared with $3.37 per pound in 2006, an increase of 3%.  The average LME zinc price was $1.66 per pound in the second quarter of 2007 compared with $1.49 per pound in 2006, an increase of 11%.

Shipments to automotive customers decreased by 15% for the three months ended June 30, 2007 compared to the same period in 2006, due to decreased automotive production from 2006 and customer inventory reductions.  Shipments to the building products segment decreased 9% over the same period last year due to decreased demand from the housing industry.  Shipments to electronics segment customers decreased 11%.  Coinage shipments were up 11% compared with the second quarter of 2006, primarily due to the 2007 introduction of the Presidential $1 coin by the United States Mint.  Ammunition shipments were 3% higher than the prior year.

The Metals segment reported income of $20.7 million for the three months ended June 30, 2007 compared to $8.7 million in 2006, an increase of $12.0 million. The Metals segment income for the three months ended June 30, 2007 included a LIFO inventory liquidation gain of $7.8 million as part of the Metals inventory reduction program.  There was no LIFO inventory liquidation gain for the three months ended June 30, 2006.  The Metals segment income for 2006 included a $2.3 million gain from the settlement of an insurance claim related to the 2004 fire that occurred in the electrical control room for the hot mill located in East Alton, IL.  The Metals segment increased earnings were primarily due to higher selling prices ($9.9 million), the inventory liquidation gain ($7.8 million), and lower costs resulting from the 2006 restructuring and plant shutdown actions ($3.1 million).  These factors more than offset the negative impact of the lower sales volumes ($4.8 million) and higher energy and metal melting loss costs ($2.7 million).  The price of copper and zinc increased by 3% and 11%, respectively, from the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Sales for the six months ended June 30, 2007 were $1,083.1 million compared to sales of $1,032.6 million for the six months ended June 30, 2006, an increase of $50.5 million, or 5%. This increase reflects higher metal values and higher average selling prices, offset by 13% lower volumes. The COMEX copper price averaged $3.08 per pound for the six months ended June 30, 2007 compared with $2.81 per pound in 2006, an increase of 10%.  The average LME zinc price was $1.61 per pound for the six months ended June 30, 2007 compared with $1.26 per pound in 2006, an increase of 28%.

Shipments to automotive customers decreased by 23% for the six months ended June 30, 2007 compared to the same period in 2006, due to decreased automotive production from 2006 and customer inventory reductions.  Shipments to the building products segment decreased 12% over the same period last year due to decreased demand from the housing industry.  Shipments to the electronics segment customers decreased 15%.  Coinage shipments for the six months ended June 30, 2007 were 6% higher compared to the same period in 2006 primarily due to the 2007 introduction of the Presidential $1 coin by the United States Mint.  Ammunition shipments were comparable to last year.

The Metals segment reported income of $30.6 million for the six months ended June 30, 2007 compared to $29.2 million in 2006, an increase of $1.4 million.  The Metals segment income for 2007 included a LIFO inventory liquidation gain of $13.1 million as part of the Metals inventory reduction program.  The Metals segment income for 2006 included a LIFO inventory liquidation gain of $13.5 million related to the closure of our Waterbury operations and included a $2.3 million gain from the settlement of an insurance claim related to the 2004 fire that occurred in the electrical control room for the hot mill located in East Alton, IL.  The Metals segment increased earnings were primarily due to higher selling prices ($15.1 million) and lower costs resulting from the 2006 restructuring and plant shutdown actions ($5.2 million).  These factors more than offset the negative impact of the lower sales volumes ($12.6 million) and higher energy and metal melting loss costs ($5.1 million).  The price of copper and zinc increased by 10% and 28%, respectively, from the six months ended June 30, 2006.

Winchester

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Sales were $99.8 million for the three months ended June 30, 2007 compared to $85.7 million for the three months ended June 30, 2006, an increase of $14.1 million, or 16%. Sales of ammunition to domestic commercial customers increased $7.2 million. Shipments to the U.S. military and to law enforcement organizations increased by $4.1 million and $1.4 million, respectively, for the three months ended June 30, 2007 compared to the same period in 2006.  Sales to international customers also increased $0.9 million.

Winchester reported segment income of $5.6 million for the three months ended June 30, 2007 compared to $3.3 million for the three months ended June 30, 2006, an increase of $2.3 million. The increase was due to the impact of higher selling prices and increased volumes ($10.0 million), which were partially offset by increased commodity and other material costs and higher operating costs ($8.0 million).

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Sales were $200.0 million for the six months ended June 30, 2007 compared to $175.7 million for the six months ended June 30, 2006, an increase of $24.3 million, or 14%. Sales of ammunition to domestic commercial customers increased $12.7 million. Shipments to the U.S. military and to law enforcement organizations increased by $6.0 million and $2.7 million, respectively, for the six months ended June 30, 2007 compared to the same period in 2006.  Sales to international customers also increased $2.0 million.

Winchester reported segment income of $13.7 million for the six months ended June 30, 2007 compared to $7.2 million for the six months ended June 30, 2006, an increase of $6.5 million. The increase was due to the impact of higher selling prices and increased volumes ($19.3 million), which were partially offset by increased commodity and other material costs and higher operating costs ($13.4 million).

Corporate/Other

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

For the three months ended June 30, 2007, pension expense included in Corporate/Other was $2.5 million compared to $4.5 million for the three months ended June 30, 2006. The $2.0 million decrease in corporate pension expense was due to the combination of a 25-basis point increase in the discount rate, the voluntary contributions to our defined benefit pension plan of $100 million in May 2007 and $80 million in September 2006, and the favorable performance on plan assets in 2006. This decrease was offset by a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  On a total company basis, pension expense for the three months ended June 30, 2007 was $8.3 million compared to $10.8 million for the three months ended June 30, 2006.

For the three months ended June 30, 2007, charges to income for environmental investigatory and remedial activities were $7.0 million compared with $5.2 million in 2006.  This provision relates primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended June 30, 2007, other corporate and unallocated costs were $18.4 million compared with $16.5 million in 2006, an increase of $1.9 million, or 12%. Management incentive compensation increased by $2.6 million, primarily resulting from mark-to-market adjustments on stock-based compensation, offset by lower legal and legal-related settlement expenses of $0.3 million, and decreased consulting expense of $0.3 million.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

For the six months ended June 30, 2007, pension expense included in Corporate/Other was $4.0 million compared to $7.9 million for the six months ended June 30, 2006. The $3.9 million decrease in corporate pension expense was due to the combination of a 25-basis point increase in discount rate, the voluntary contributions to our defined benefit pension plan of $100 million in May 2007 and $80 million in September 2006, and the favorable performance on plan assets in 2006. This decrease was offset by a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  On a total company basis, pension expense for the six months ended June 30, 2007 was $15.7 million compared to $20.5 million for the six months ended June 30, 2006.

For the six months ended June 30, 2007, charges to income for environmental investigatory and remedial activities were $13.1 million compared with $10.1 million in 2006.  This provision relates primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. We currently estimate these charges to income for the full year to be in the $26 million range compared to $22.6 million in 2006 (which included $1.2 million in recoveries from third parties of environmental costs incurred and expensed in prior periods).

For the six months ended June 30, 2007, other corporate and unallocated costs were $36.1 million compared with $35.2 million in 2006, an increase of $0.9 million, or 3%.  Management incentive compensation increased by $1.8 million, primarily resulting from mark-to-market adjustments on stock-based compensation, offset by lower legal and legal-related settlement expenses of $0.8 million.

Outlook

Earnings for the third quarter of 2007 are projected to be in the $0.40 per diluted share range, which includes approximately $6.0 million of LIFO inventory liquidation gains resulting from planned inventory reductions in Metals.  Our third quarter forecast does not include any potential impact from the Pioneer acquisition, which is currently expected to be consummated in the third quarter.

Chlor Alkali earnings are expected to be similar to second quarter 2007 levels, as higher ECU values are likely to be offset by seasonally higher electricity costs and increases in transportation costs.  We continue to experience strong demand for both chlorine and caustic soda.  We expect our netbacks to improve in the third quarter, as the recent caustic soda price increases have been implemented in the market.

Metals results are expected to decline from second quarter levels, reflecting the negative impact of planned internal and customer plant maintenance shutdowns.  We anticipate an additional $6 million LIFO inventory liquidation gain in the third quarter, and we are confident that we will achieve the total targeted inventory reduction of 20%, which we announced in January 2007, by the end of 2008.  As of June 30, 2007, including the inventory reductions associated with the 2006 plant closings, strip business inventories have been reduced by 22% since the beginning of 2006.

Winchester earnings are also expected to improve from the second quarter reflecting the traditionally strong pre-hunting season quarter.  In response to the continuing increase in the price of lead, price increases of up to 15% were announced by Winchester to be effective on September 1, 2007.  Similar increases were announced by Winchester’s major competitors.  This September 1 price increase is the tenth increase since the beginning of 2004.

Winchester recently received a one-year $27 million order for .50 caliber ammunition from the U.S. Army.  This contract contains two options increasing the potential value to $67 million.  Deliveries under the contract are planned to take place in 2008 and 2009.  If all the options are awarded, deliveries would be expected to continue into 2011.  With this award, Winchester now has sufficient backlog to make it highly likely that full-year 2008 military sales will be at least equal to the projected full-year 2007 level.

Environmental Matters

For the six months ended June 30, 2007 and 2006, cash outlays for environmental matters were $10.9 million and $12.8 million, respectively. These cash outlays were for environmental investigatory and remediation activities associated with former waste disposal sites and past manufacturing operations. Spending in 2007 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $35 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $7.0 million at June 30, 2007. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial activities were $7.0 million and $5.2 million for the three months ended June 30, 2007 and 2006, respectively, and $13.1 million and $10.1 million for the six months ended June 30, 2007 and 2006, respectively.  Charges to income for investigatory and remedial efforts were material to operating results in 2006 and are expected to be material to operating results in 2007 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $93.0 million at June 30, 2007, $90.8 million at December 31, 2006, and $100.2 million at June 30, 2006 of which $58.0 million, $55.8 million, and $65.2 million were classified as other noncurrent liabilities, respectively. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Six Months Ended June 30,
Provided By (Used For) ($ in millions)	2007	2006
Qualified pension plan contribution	$(100.0)	$	―
Net operating activities	7.6		(80.8)
Capital expenditures	(32.3)		(30.7)
Net investing activities	44.6		(87.5)
Issuance of common stock	8.1		6.1
Net financing activities	(21.5)		(18.3)

Operating Activities

For the six months ended June 30, 2007, cash provided by operating activities increased by $88.4 million from 2006 primarily due to a decrease in working capital.  In 2007, working capital decreased $3.5 million compared with an increase of $108.2 million in 2006.  This change in working capital growth from 2007 to 2006 was partially offset by lower earnings.  Payables increased from December 31, 2006 by $32.5 million, primarily due to timing of payments at Metals.  Receivables increased from December 31, 2006 by $58.9 million, primarily as a result of increased sales in Winchester and Metals.  Our days sales outstanding decreased by approximately two days from prior year.  Inventories decreased from December 31, 2006 by $21.7 million, primarily as a result of the inventory reduction program in Metals.  In 2007, cash provided by operating activities included a contribution to our pension plan of $100.0 million.  The 2007 cash from operations was affected by an $80.6 million decrease in cash tax payments.

Investing Activities

Capital spending of $32.3 million in the six months ended June 30, 2007 was $1.6 million higher than in the corresponding period in 2006. The increase was due in part to an increase in bleach production capacity expansions in our Chlor Alkali Products operations.  For the total year, we expect our capital spending to be approximately $80 million to $85 million.  We expect depreciation to be in the $72 million range for full-year 2007.

On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars in our Chlor Alkali Products segment that were acquired in 2005 and 2006.  We received proceeds from the sale of $14.8 million.

During the six months ended June 30, 2007, we sold $50.0 million of short-term investments, which were purchased during the six months ended June 30, 2006.

The 2007 decrease in distributions from affiliated companies reflected the impact of SunBelt’s lower operating results and net advanced activities of SunBelt.

Financing Activities

At June 30, 2007, we had $123.7 million available under our $160.0 million senior revolving credit facility because we had issued $36.3 million of letters of credit under a subfacility for the purpose of supporting certain long-term debt and certain workers compensation insurance policies. In addition to our senior revolving credit facility, we entered into two new credit facilities in June 2007.  On June 26, 2007, we entered into a $100 million Credit Facility and a $150 million Credit Facility.  These commitments have been put in place to support the funding of the Pioneer acquisition.  The $100 million Credit Facility matures on June 24, 2008, or upon the establishment of an accounts receivable securitization program and an increase in the lending commitments under our existing revolving credit facility.  The $150 million Credit Facility matures on June 24, 2008.  As of June 30, 2007, we had $250 million available under the $100 million and the $150 million credit facilities, which had no borrowings outstanding.  Under these facilities, we may select various floating rate borrowing options. They include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

On July 25, 2007, we entered into a $250 million Accounts Receivable Facility.  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  As of July 31, 2007, we had no drawings under the Accounts Receivable Facility, which expires in July 2012.

During the six months ended June 30, 2007 and 2006, we issued 0.6 million and 0.4 million shares of common stock with a total value of $9.8 million and $7.8 million, respectively, to the CEOP. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends. We issued less than 0.1 million and 0.2 million shares with a total value of $0.8 million and $4.4 million, representing stock options exercised for the six months ended June 30, 2007 and 2006, respectively.

The percent of total debt to total capitalization decreased to 29.5% at June 30, 2007, from 31.8% at year-end 2006. The decrease was due primarily to the higher shareholders’ equity resulting from the net income for the six-month period ended June 30, 2007 and a lower level of outstanding debt at June 30, 2007.

In the first two quarters of 2007 and 2006, we paid a quarterly dividend of $0.20 per share. In July 2007, our board of directors declared a dividend of $0.20 per share on our common stock, payable on September 10, 2007 to shareholders of record on August 10, 2007.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations, short-term borrowings under our three revolving credit facilities and borrowings under our Accounts Receivable Facility. We also have access to the debt and equity markets.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as vinyls, urethanes, pulp and paper, automotive, electronics, housing, and the telecommunications sectors. Cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $11 million annual change in our revenues and pretax profit when we are operating at full capacity. In addition, cash flow from operating activities is affected by the prices of copper and zinc. For example, assuming Metals segment shipment volumes remain the same, a $0.10 per pound change in the metal prices results in an approximate $4.0 million change in our investment in working capital.

Our current debt structure is used to fund our business operations. As of June 30, 2007, we had borrowings of $250.8 million, of which $2.9 million was issued at variable rates. We have entered into interest rate swaps on $101.6 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $1.6 million and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness. Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

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

We, and our partner, PolyOne, own equally SunBelt.  Prior to the second quarter of 2007, Oxy Vinyls was a joint venture between OxyChem and PolyOne.  Oxy Vinyls is required to purchase 250,000 tons of chlorine based on a formula related to its market price. We market the excess chlorine and all of the caustic soda produced. The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017. SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2006, our guarantee of these notes was $67.0 million at June 30, 2007. In the event SunBelt cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At June 30, 2007, December 31, 2006, and June 30, 2006, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Metals and Winchester segments’ products, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of June 30, 2007, we maintained open positions on futures contracts totaling $87.1 million ($64.7 million at December 31, 2006 and $43.5 million at June 30, 2006). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $8.7 million ($6.5 million at December 31, 2006 and $4.4 million at June 30, 2006) increase in our cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

Beginning in 2007, we entered into forward metal sales transactions to hedge a portion of our Metals segment inventory. The purpose of the hedging activity was to protect the inventory against changes in fair value due to changes in the spot metal prices. The derivative contracts designated as fair value hedges of our Metals inventory were marked-to-market within the quarter based upon changes in the COMEX forward prices, and the Metals inventory being hedged was marked-to-market based upon changes in the spot price at the end of the quarter. The differences between the indices used to mark-to-market the Metals inventory being hedged and the forward contracts designated as fair value hedges can result in volatility in our reported earnings. However, over time gains or losses on the sale of the Metals inventory will be offset by gains or losses on the fair value hedges, resulting in the realization of gross margin we anticipated at the time the transaction was structured.  In the six months ended June 30, 2007, we recognized a pretax loss of $0.6 million within Cost of Goods Sold related to hedge ineffectiveness and changes in time value excluded from the assessment of hedge ineffectiveness.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund our business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity. As of June 30, 2007, December 31, 2006, and June 30, 2006, we had long-term borrowings of $250.8 million, $253.9 million, and $252.3 million, respectively, of which $2.9 million at June 30, 2007, December 31, 2006, and June 30, 2006 was issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $101.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases, the underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument.

Assuming no changes in the $104.5 million of variable-rate debt levels from December 31, 2006, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2006 would impact interest expense by $1.0 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of June 30, 2007:

Underlying Debt Instrument	Swap Amount	Date of Swap	June 30, 2007 Floating Rate
	($ in millions)
9.125%, due 2011	$50.0	December 2001	8.874%
9.125%, due 2011	$25.0	March 2002	7.5-8.5	%(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.0% to 6.75%, due 2007-2017	$21.1	March 2002	5.58%
	$5.5	March 2002	5.72%

(a)  Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $0.3 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)       Not applicable.

(b)       Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2007	—	N/A	—
May 1-31, 2007	—	N/A	—
June 1-30, 2007	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through June 30, 2007, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 26, 2007.  Of the 73,643,645 shares of Common Stock entitled to vote at such meeting, 69,109,312 shares were present for purposes of a quorum.  At the meeting, shareholders elected to the Board of Directors C. Robert Bunch, Randall W. Larrimore, and Anthony W. Ruggiero as Class I directors with terms expiring in 2010.  The terms of office of the following directors continued after the Annual Meeting of Shareholders:  Donald W. Bogus, Virginia A. Kamsky, John M. B. O’Connor, Richard M. Rompala, Joseph D. Rupp, and Philip J. Schulz.  Votes cast for and votes withheld in the election of Directors were as follows:

	Votes For	Votes Withheld
C. Robert Bunch	67,283,595	1,825,717

Randall W. Larrimore	67,193,104	1,916,208

Anthony W. Ruggiero	66,799,496	2,309,816

There were no abstentions or broker nonvotes.

The shareholders ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Corporation for 2007.  Voting for the resolution ratifying the appointment were 68,051,368 shares.  Voting against were 767,038 shares.  Abstaining were 290,906 shares.  There were no broker nonvotes.

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

Date: July 31, 2007

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer