Form 10-Q
period 2007-09-30
OLIN CORP
filed 2007-10-31
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, 74,193,331 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2007	December 31, 2006	September 30, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$42.1	$199.8	$142.9
Short-Term Investments	26.6	76.6	76.6
Receivables, Net	234.2	135.4	156.3
Inventories	114.0	82.7	90.6
Current Deferred Income Taxes	18.9	8.9	―
Other Current Assets	31.2	19.3	13.3
Current Assets of Discontinued Operations	385.7	402.2	433.5
Total Current Assets	852.7	924.9	913.2
Property, Plant and Equipment (less Accumulated Depreciation of $903.1, $874.6 and $871.3)	481.5	253.5	236.3
Prepaid Pension Costs	―	―	328.3
Deferred Income Taxes	101.4	117.3	126.1
Other Assets	26.1	12.3	13.6
Goodwill	299.1	―	―
Assets of Discontinued Operations	195.9	334.2	338.9
Total Assets	$1,956.7	$1,642.2	$1,956.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$70.6	$1.7	$1.7
Accounts Payable	113.4	87.9	108.8
Income Taxes Payable	24.1	4.8	12.0
Accrued Liabilities	222.0	167.4	144.5
Current Liabilities of Discontinued Operations	179.9	151.7	147.2
Total Current Liabilities	610.0	413.5	414.2
Long-Term Debt	360.1	252.2	252.5
Accrued Pension Liability	141.6	234.4	576.7
Other Liabilities	314.4	189.7	160.5
Liabilities of Discontinued Operations	9.0	9.1	9.1
Total Liabilities	1,435.1	1,098.9	1,413.0
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120.0 Shares; Issued and Outstanding 74.2, 73.3 and 72.9 Shares	74.2	73.3	72.9
Additional Paid-In Capital	736.4	721.6	713.7
Accumulated Other Comprehensive Loss	(287.0)	(318.5)	(297.9)
(Accumulated Deficit) Retained Earnings	(2.0)	66.9	54.7
Total Shareholders’ Equity	521.6	543.3	543.4
Total Liabilities and Shareholders’ Equity	$1,956.7	$1,642.2	$1,956.4

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$350.3	$273.7	$872.0	$792.6
Operating Expenses:
Cost of Goods Sold	282.5	213.0	702.4	598.0
Selling and Administration	30.3	31.4	92.7	95.0
Other Operating Income	0.3	―	0.5	0.7
Operating Income	37.8	29.3	77.4	100.3
Earnings of Non-consolidated Affiliates	14.1	12.3	34.4	37.1
Interest Expense	6.0	5.1	15.9	15.3
Interest Income	2.7	2.5	9.2	8.4
Other Income	―	0.3	0.2	1.3
Income from Continuing Operations before Taxes	48.6	39.3	105.3	131.8
Income Tax Provision (Benefit)	15.9	(11.4)	34.1	23.7
Income from Continuing Operations	32.7	50.7	71.2	108.1
Discontinued Operations:
Income from Discontinued Operations, Net	9.5	5.5	29.7	14.8
Loss on Disposal of Discontinued Operations, Net	(125.4)	―	(125.4)	―
Net (Loss) Income	$(83.2)	$56.2	$(24.5)	$122.9
Net (Loss) Income per Common Share:
Basic (Loss) Income per Common Share:
Income from Continuing Operations	$0.44	$0.70	$0.96	$1.49
Income from Discontinued Operations, Net	0.13	0.07	0.41	0.21
Loss on Disposal of Discontinued Operations, Net	(1.69)	―	(1.70)	―
Net (Loss) Income	$(1.12)	$0.77	$(0.33)	$1.70
Diluted (Loss) Income per Common Share:
Income from Continuing Operations	$0.44	$0.70	$0.96	$1.49
Income from Discontinued Operations, Net	0.12	0.07	0.40	0.20
Loss on Disposal of Discontinued Operations, Net	(1.68)	―	(1.69)	―
Net (Loss) Income	$(1.12)	$0.77	$(0.33)	$1.69
Dividends per Common Share	$0.20	$0.20	$0.60	$0.60
Average Common Shares Outstanding:
Basic	74.1	72.7	73.8	72.4
Diluted	74.6	72.8	74.2	72.6

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at January 1, 2006	71.9	$71.9	$683.8	$(304.4)	$(24.7)	$426.6
Comprehensive Income:
Net Income	―	―	―	―	122.9	122.9
Translation Adjustment	―	―	―	0.3	―	0.3
Net Unrealized Gain	―	―	―	6.2	―	6.2
Comprehensive Income						129.4
Dividends Paid:
Common Stock ($0.60 per share)	―	―	―	―	(43.5)	(43.5)
Common Stock Issued for:
Stock Options Exercised	0.2	0.2	4.2	―	―	4.4
Employee Benefit Plans	0.7	0.7	12.2	―	―	12.9
Other Transactions	0.1	0.1	0.9	―	―	1.0
Stock-Based Compensation	―	―	12.6	―	―	12.6
Balance at September 30, 2006	72.9	$72.9	$713.7	$(297.9)	$54.7	$543.4
Balance at January 1, 2007	73.3	$73.3	$721.6	$(318.5)	$66.9	$543.3
Comprehensive Income:
Net Loss	―	―	―	―	(24.5)	(24.5)
Translation Adjustment	―	―	―	0.8	―	0.8
Net Unrealized Gain	―	―	―	8.1	―	8.1
Pension Liability Adjustment, Net	―	―	―	22.6	―	22.6
Comprehensive Income						7.0
Dividends Paid:
Common Stock ($0.60 per share)	―	―	―	―	(44.3)	(44.3)
Common Stock Issued for:
Stock Options Exercised	0.1	0.1	1.4	―	―	1.5
Employee Benefit Plans	0.7	0.7	12.2	―	―	12.9
Other Transactions	0.1	0.1	1.8	―	―	1.9
Stock-Based Compensation	―	―	(0.6)	―	―	(0.6)
Cumulative Effect of Accounting Change	―	―	―	―	(0.1)	(0.1)
Balance at September 30, 2007	74.2	$74.2	$736.4	$(287.0)	$(2.0)	$521.6

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net (Loss) Income	$(24.5)	$122.9
Loss (Income) from Discontinued Operations, Net	95.7	(14.8)
Adjustments to Reconcile Net (Loss) Income to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(34.4)	(37.1)
Other Operating Income – Gain on Disposition of Real Estate	―	(0.7)
Stock-Based Compensation	4.4	4.3
Depreciation and Amortization	31.2	28.6
Deferred Income Taxes	29.5	(43.0)
Qualified Pension Plan Contributions	(100.0)	(80.0)
Qualified Pension Plan Expense	18.0	26.5
Common Stock Issued under Employee Benefit Plans	2.6	2.6
Change in:
Receivables	(39.6)	(25.9)
Inventories	(5.8)	(10.6)
Other Current Assets	(9.4)	(3.8)
Accounts Payable and Accrued Liabilities	(6.1)	43.1
Income Taxes Payable	9.2	(11.1)
Other Assets	4.8	9.9
Other Noncurrent Liabilities	26.7	(17.1)
Other Operating Activities	6.4	2.2
Cash Provided by (Used for) Continuing Operations	8.7	(4.0)
Discontinued Operations:
Income from Discontinued Operations, Net	29.7	14.8
Operating Activities from Discontinued Operations	70.8	(35.9)
Cash Provided by (Used for) Discontinued Operations	100.5	(21.1)
Net Operating Activities	109.2	(25.1)
Investing Activities
Capital Expenditures	(40.1)	(35.6)
Business Acquired through Purchase Transaction	(426.1)	―
Cash Acquired through Business Acquisition	126.4	―
Proceeds from Disposition of Property, Plant and Equipment	0.3	1.2
Purchase of Short-Term Investments	―	(76.6)
Proceeds from Sale of Short-Term Investments	50.0	―
Proceeds from Sale/Leaseback of Equipment	14.8	―
Distributions from Affiliated Companies, Net	24.5	36.2
Other Investing Activities	0.7	(0.7)
Cash Used for Continuing Operations	(249.5)	(75.5)
Investing Activities from Discontinued Operations	(12.2)	(12.2)
Net Investing Activities	(261.7)	(87.7)
Financing Activities
Long-Term Debt:
Borrowings	30.0	―
Repayments	(1.7)	(1.1)
Issuance of Common Stock	10.3	10.3
Stock Options Exercised	1.5	4.4
Excess Tax Benefits from Stock Options Exercised	0.6	0.7
Dividends Paid	(44.3)	(43.5)
Deferred Debt Issuance Costs	(1.6)	(18.8)
Net Financing Activities	(5.2)	(48.0)
Net Decrease in Cash and Cash Equivalents	(157.7)	(160.8)
Cash and Cash Equivalents, Beginning of Period	199.8	303.7
Cash and Cash Equivalents, End of Period	$42.1	$142.9
Cash Paid for Interest and Income Taxes:
Interest	$9.4	$11.9
Income Taxes, Net of Refunds	$17.9	$79.4

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Financial Statements
(Tabular amounts in millions, except per share data)
(Unaudited)

1.
Olin Corporation is a Virginia corporation, incorporated in 1892. We are a manufacturer concentrated in two business segments: Chlor Alkali Products and Winchester. Chlor Alkali Products, with nine U.S. manufacturing facilities and two Canadian manufacturing facilities, produces chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. Winchester, with its principal manufacturing facility in East Alton, IL, produces and distributes sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

On October 15, 2007, we announced we entered into a definitive agreement to sell our Metals segment to a subsidiary of Global Brass and Copper Holdings, Inc., an affiliate of KPS Capital Partners, LP.  Accordingly, for all periods presented, these assets and liabilities are classified as held for sale and presented separately in the Condensed Balance Sheets, and the related operating results and cash flows are reported as discontinued operations in the Condensed Statements of Income and Condensed Statements of Cash Flows, respectively.

On August 31, 2007 we acquired Pioneer Companies, Inc. (Pioneer), whose earnings are included in the accompanying financial statements since the date of acquisition.

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies, and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications were made to prior year amounts to conform to the 2007 presentation, primarily related to reporting our Metals segment as discontinued operations.

2.
Allowance for doubtful accounts was $3.3 million at September 30, 2007, $2.7 million at December 31, 2006, and $3.4 million at September 30, 2006. At September 30, 2007, allowance for doubtful accounts included $1.4 million from the Pioneer acquisition.  We are continuing to evaluate the fair value of Pioneer’s allowance for doubtful accounts and would expect that an adjustment to the initial allocation of the purchase price will be required when our assessment is completed.  Provisions credited to operations were $0.6 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively. Bad debt write-offs, net of recoveries, were $0.3 million and $(0.1) million for the nine months ended September 30, 2007 and 2006, respectively.

3.	Inventory consists of the following:

	September 30, 2007	December 31, 2006	September 30, 2006
Supplies	$29.2	$18.4	$17.9
Raw materials	40.2	29.8	35.0
Work in process	22.9	18.3	19.8
Finished goods	84.2	65.1	68.2
	176.5	131.6	140.9
LIFO reserve	(62.5)	(48.9)	(50.3)
Inventory, net	$114.0	$82.7	$90.6

At September 30, 2007, inventories included $27.0 million from the Pioneer acquisition.  We are continuing to evaluate the fair value of Pioneer’s inventories and would expect that an adjustment to the initial allocation of the purchase price will be required when our assessment is completed.  Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts, and maintenance parts. Elements of costs in inventories include raw materials, direct labor, and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2007, reflect certain estimates relating to inventory quantities and costs at December 31, 2007. If the first-in, first out (FIFO) method of inventory accounting had been used, inventories would have been approximately $62.5 million, $48.9 million and $50.3 million higher than reported at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.

4.
Basic and diluted income per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Computation of Basic (Loss) Income per Share
Income from continuing operations	$32.7	$50.7	$71.2	$108.1
Discontinued operations:
Income from discontinued operations, net	9.5	5.5	29.7	14.8
Loss on disposal of discontinued operations, net	(125.4)	―	(125.4)	―
Net (loss) income	$(83.2)	$56.2	$(24.5)	$122.9
Basic shares	74.1	72.7	73.8	72.4
Basic (loss) income per share:
Income from continuing operations	$0.44	$0.70	$0.96	$1.49
Income from discontinued operations, net	0.13	0.07	0.41	0.21
Loss on disposal of discontinued operations, net	(1.69)	―	(1.70)	―
Net (loss) income	$(1.12)	$0.77	$(0.33)	$1.70
Computation of Diluted (Loss) Income per Share
Diluted shares:
Basic shares	74.1	72.7	73.8	72.4
Stock-based compensation	0.5	0.1	0.4	0.2
Diluted shares	74.6	72.8	74.2	72.6
Diluted (loss) income per share:
Income from continuing operations	$0.44	$0.70	$0.96	$1.49
Income from discontinued operations, net	0.12	0.07	0.40	0.20
Loss on disposal of discontinued operations, net	(1.68)	―	(1.69)	―
Net (loss) income	$(1.12)	$0.77	$(0.33)	$1.69

5.
We are party to various government and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $16.2 million and $6.2 million for the three months ended September 30, 2007 and 2006, respectively, and $29.3 million and $16.3 million for the nine months ended September 30, 2007 and 2006, respectively.  The three and nine months ended September 30, 2007 provision includes a $7.8 million increase in costs at a former waste disposal site resulting from revised remediation estimates resulting from negotiations with a government agency.  Charges to income for investigatory and remedial activities for the three and nine months ended September 30, 2006 included $0.9 million in recoveries from third parties of costs incurred and expensed in prior periods.  Charges to income for investigatory and remedial efforts were material to operating results in 2006 and have been material to operating results in 2007. The consolidated balance sheets include reserves for future environmental expenditures to investigate and remediate known sites amounting to $137.0 million at September 30, 2007, $90.8 million at December 31, 2006, and $98.7 million at September 30, 2006, of which $102.0 million, $55.8 million, and $63.7 million were classified as other noncurrent liabilities, respectively.  The 2007 environmental liabilities include $36.5 million from the Pioneer acquisition.  We are continuing to evaluate the fair value of Pioneer’s environmental liabilities and would expect that an adjustment to the initial allocation of the purchase price will be required when our assessment is completed.

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

6.
Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the nine-month periods ended September 30, 2007 and 2006. At September 30, 2007, 154,076 shares remain authorized to be purchased.

7.
We issued 0.1 million and 0.2 million shares with a total value of $1.5 million and $4.4 million, representing stock options exercised for the nine months ended September 30, 2007 and 2006, respectively. In addition, we issued 0.7 million shares with a total value of $12.9 million for both the nine months ended September 30, 2007 and 2006 in connection with our Contributing Employee Ownership Plan (CEOP).

8.
Other operating income consists of miscellaneous operating income items which are related to our business activities and gains (losses) on the disposition of property, plant, and equipment.  Other operating income of $0.3 million and $0.5 million for the three and nine months ended September 30, 2007, respectively, represents the impact of the gain realized on an intangible asset sale in Chlor Alkali Products, which will be recognized ratably through March 2012.  Other operating income for the nine months ended September 30, 2006 included a $0.7 million gain on the disposition of a former manufacturing plant.

9.	We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales:
Chlor Alkali Products	$221.3	$169.1	$543.0	$512.3
Winchester	129.0	104.6	329.0	280.3
Total sales	$350.3	$273.7	$872.0	$792.6
Income from continuing operations before taxes:
Chlor Alkali Products(1)	$70.7	$63.0	$169.2	$204.1
Winchester	10.0	5.9	23.7	13.1
Corporate/Other:
Pension expense(2)	(0.6)	(3.7)	(4.1)	(11.6)
Environmental provision	(16.2)	(6.2)	(29.3)	(16.3)
Other corporate and unallocated costs	(12.3)	(17.4)	(48.2)	(52.6)
Other operating income	0.3	―	0.5	0.7
Interest expense	(6.0)	(5.1)	(15.9)	(15.3)
Interest income	2.7	2.5	9.2	8.4
Other income	―	0.3	0.2	1.3
Income from continuing operations before taxes	$48.6	$39.3	$105.3	$131.8

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $14.1 million and $12.3 million for the three months ended September 30, 2007 and 2006, respectively, and $34.4 million and $37.1 million for the nine months ended September 30, 2007 and 2006, respectively.

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

10.           On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our Waterbury facility and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of our Metals service center facilities by consolidating certain activities into another service center facility, and make overhead reductions in our Metals business affecting approximately 20 employees. We based this decision on an evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs. We substantially completed these activities by September 30, 2006. As a result of these cost reduction efforts, we recorded a pretax restructuring charge of $15.7 million in the first quarter of 2006, which is included in discontinued operations on our statement of income. In the fourth quarter of 2006 and the second quarter of 2007, primarily as a result of realizing more proceeds than expected from equipment sales, we reduced our previously established restructuring reserve related to the Waterbury facility by $1.6 million and $1.5 million, respectively, which are included in income from discontinued operations. The net restructuring charge of $12.6 million included lease and other contract termination costs ($6.9 million), the write-off of equipment and facility costs ($2.6 million), and employee severance and related benefit costs ($3.1 million). We expect to incur cash expenditures of $8.7 million related to this restructuring charge, of which $8.5 million has been paid as of September 30, 2007. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 million realized in 2006 related to the closure of our Waterbury facility.  This action is included in income from discontinued operations.  Under the terms of the definitive agreement entered into to sell our Metals segment, we retained the liability associated with this restructuring and the ownership of the related facility and equipment.

            On November 27, 2006, we announced that, in connection with the ongoing cost reduction efforts of our Metals business, we decided to close our New Haven Copper Company facility in Seymour, CT (Seymour facility) and consolidate some of those production activities into other Olin locations.  We based this decision on an evaluation of the size, location, and capability of our facilities and staffing in light of anticipated business needs.  We substantially completed the closure of the Seymour facility by March 31, 2007. We recorded a one-time pretax restructuring charge of $3.5 million in the fourth quarter of 2006, which is included in income from discontinued operations. This restructuring charge included the write-off of equipment and facility costs ($2.4 million), employee severance and related benefit costs ($0.9 million), and other contract termination costs ($0.2 million). We expect to incur cash expenditures of $1.6 million related to this restructuring, of which $1.1 million has been paid as of September 30, 2007. The impact of this restructuring charge was more than offset by a LIFO inventory liquidation gain of $10.4 million realized in 2006 related to the closure of our Seymour facility.  This action is included in income from discontinued operations.  Under the terms of the definitive agreement entered into to sell our Metals segment, we retained the liability associated with this restructuring and the ownership of the related facility and equipment.

The following table summarizes our restructuring activity for the nine months ended September 30, 2007 and the remaining balances as of September 30, 2007:

	December 31, 2006 Accrued Costs	Amounts Utilized	Adjustments	September 30, 2007 Accrued Costs
2006 Metals Restructuring Charges
Lease and other contract termination costs	$7.5	$(5.5)	$(1.1)		$0.9
Write-off of equipment and facilities	1.4	(1.3)	(0.1)		―
Employee severance and job-related benefits	2.5	(1.6)	(0.3)		0.6
	$11.4	$(8.4)	$(1.5)		$1.5

2004 Corporate Restructuring Charge
Employee severance and job-related benefits	$0.3	$(0.1)	$(0.2)	$	―

The majority of the remaining balance of $1.5 million of the 2006 restructuring charge is expected to be paid out in 2007.

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

12.           We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which is accounted for using the equity method of accounting. The condensed financial positions and results of operations of this equity-basis affiliate in its entirety were as follows:

100% Basis	September 30, 2007	December 31, 2006	September 30, 2006
Condensed Balance Sheet Data:
Current assets	$47.3	$25.1	$44.8
Noncurrent assets	108.6	113.7	112.6
Current liabilities	23.1	22.1	21.0
Noncurrent liabilities	121.9	121.9	134.1

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Income Statement Data:	2007	2006	2007	2006
Sales	$51.9	$49.9	$136.1	$145.6
Gross profit	30.5	31.0	77.0	94.1
Net income	25.1	25.7	61.1	78.3

The amount of cumulative unremitted earnings (losses) of SunBelt was $10.9 million at September 30, 2007, ($5.2) million at December 31, 2006, and $2.3 million at September 30, 2006. We received distributions from SunBelt totaling $22.5 million and $35.7 million in the nine months ended September 30, 2007 and 2006, respectively. We have not made any contributions in 2007 or 2006.  In addition, we received net settlements of advances of $2.0 million and $0.5 million in the nine months ended September 30, 2007 and 2006, respectively.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours. For the three and nine months ended September 30, 2006, our share of SunBelt’s operating results was reduced by $0.9 million and $2.8 million, respectively, for additional depreciation expense. Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $0.9 million and $2.8 million in the three and nine months ended September 30, 2007, respectively.  We provide various administrative, management and logistical services to SunBelt for which we received fees totaling $2.2 million and $2.0 million in the three months ended September 30, 2007 and 2006, respectively, and $6.2 million and $5.9 million in the nine months ended September 30, 2007 and 2006, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2006 our guarantee of these SunBelt Notes was $67.0 million at September 30, 2007. In the event SunBelt cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of SunBelt Notes. In such event, any make whole, or similar, penalties or costs will be paid by the transferring party.

13.           Our domestic defined benefit pension plans are non-contributory final-average-pay or flat-benefit plans and most of our domestic employees are currently covered by a defined benefit pension plan. Our funding policy for the defined benefit pension plans is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices and are not significant. Our defined benefit pension plans provide that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger, or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus (subject to applicable collective bargaining requirements).

Employees also participate in defined contribution pension plans. Our defined benefit pension plan was closed to salaried employees and certain hourly employees hired after December 31, 2004. These employees participate in a defined contribution pension plan which is administered as part of the CEOP. We contribute a defined percentage of pay to the defined contribution plan on behalf of each of the eligible employees to an individual retirement contribution account. Expenses of the defined contribution pension plans were $0.6 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and $1.9 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively.

We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$4.7	$5.2	$0.6	$0.6
Interest cost	24.2	23.4	1.3	1.4
Expected return on plans’ assets	(31.5)	(28.5)	—	—
Amortization of prior service cost	1.0	1.3	(0.1)	0.1
Recognized actuarial loss	8.0	8.4	1.1	1.2
Curtailment	6.6	—	―	—
Net periodic benefit cost	$13.0	$9.8	$2.9	$3.3

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$14.2	$15.4	$1.9	$1.8
Interest cost	72.7	70.6	3.9	3.8
Expected return on plans’ assets	(92.3)	(84.4)	—	—
Amortization of prior service cost	2.8	3.8	(0.4)	(0.3)
Recognized actuarial loss	24.2	24.9	3.3	3.3
Curtailment	7.1	—	—	—
Net periodic benefit cost	$28.7	$30.3	$8.7	$8.6

The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  Therefore, the allocated portion of net periodic benefit costs for our Metals segment of $2.1 million and $2.5 million for the three months ended September 30, 2007 and 2006, respectively, and $6.4 million and $7.8 million for the nine months ended September 30, 2007 and 2006, respectively, is included in income from discontinued operations.

In September 2007, we recorded a curtailment charge of $6.6 million related to the pending sale of the Metals segment which is included in the loss on disposal of discontinued operations.  Also during 2007, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  This curtailment charge is included in income from discontinued operations.

In May 2007 and September 2006, we made voluntary contributions to our defined benefit pension plan of $100 million and $80 million, respectively.  In addition, during 2007 the asset allocation in the plan was adjusted to insulate the plan from discount rate risk.

In October 2007, we announced that we are freezing our defined benefit pension plan for salaried and certain non-bargaining hourly employees.  Affected employees will be eligible to accrue pension benefits through December 31, 2007, but will not accrue any additional benefits under the plan after that date.  Employee service after December 31, 2007 will count toward meeting the vesting requirements for such pension benefits and the eligibility requirements for commencing a pension benefit, but not toward the calculation of the pension benefit amount.  Compensation earned after 2007 will similarly not count toward the determination of the pension benefit amounts under the defined benefit pension plan.  In lieu of continuing pension benefit accruals for the affected employees under the pension plan, starting in 2008, we will provide a contribution to an individual retirement contribution account maintained with the CEOP equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Freezing the defined benefit pension plan for salaried and certain non-bargaining hourly employees will be accounted for as a curtailment under Statement of Financial Accounting Standards No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” and will not have a significant impact on our financial statements in the fourth quarter of 2007.

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

We adopted the provisions of FIN No. 48 on January 1, 2007.  As a result of the implementation, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to Accumulated Deficit.  In addition, FIN No. 48 required a reclassification of unrecognized tax benefits and related interest and penalties from deferred income taxes to current and long-term liabilities.  At January 1, 2007, we reclassified $19.8 million from Deferred Income Taxes to Accrued Liabilities ($3.1 million) and Other Liabilities ($16.7 million).

As of January 1, 2007, we had $16.5 million of gross unrecognized tax benefits, of which $11.9 million would impact the effective tax rate, if recognized.  As of January 1, 2007, the remainder of $4.6 million would have been a reduction to goodwill, if recognized.  Upon completion of the pending Metals sale, the potential reduction to goodwill would instead be recognized as income from discontinued operations.  As of September 30, 2007, we had $45.3 million of gross unrecognized tax benefits (including Pioneer), of which $14.4 million would impact the effective tax rate, if recognized. If these tax benefits are not recognized, the result will be cash tax payments.

We recognize interest and penalty expense related to unrecognized tax positions as a component of the Income Tax Provision (Benefit). As of January 1, 2007, interest accrued was approximately $4.3 million, and penalties accrued were approximately $0.9 million.  During the nine months ended September 30, 2007 and 2006, we expensed interest of $0.8 million and $0.1 million, respectively.

We acquired $31.8 million of gross unrecognized tax benefits as part of the Pioneer acquisition, all of which would be a reduction to goodwill, if recognized.  The unrecognized tax benefit, net of federal income tax benefit, totaled $31.5 million.  If these tax benefits are not recognized, the result as of September 30, 2007 will be cash tax payments of $7.5 million.  We are continuing to assess the value of the unrecognized tax benefit and would expect an adjustment to the initial allocation of the purchase price will be required when our assessment is completed.

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

Our federal income tax returns for 2004 to 2006 are open tax years. We file in numerous state and foreign jurisdictions with varying statutes of limitation open from 2003 through 2006 depending on each jurisdiction’s unique statute of limitation.  The statute of limitations for the 2003 federal income tax return expired in the third quarter of 2007.  In 2006, the IRS commenced an examination of our U.S. income tax return for 2004.  In June 2007, we reached an agreement in principle with the IRS for the 2004 tax examination.  The settlement resulted in a reduction of income tax expense of $0.6 million in the second quarter of 2007 related primarily to a favorable adjustment to our extraterritorial income exclusion.  In connection with the settlement, we paid $3.2 million to the IRS in June 2007 and expect to pay an additional $0.5 million in the fourth quarter of 2007.  We expect to file an amended tax return to recover $1.7 million in cash taxes and $5.3 million, due to Alternative Minimum Tax credit carryforwards.

Pioneer filed income tax returns in the U.S. federal jurisdiction, various U.S. states, Canada, and various Canadian provinces.  In 2006, Pioneer fully utilized its post-bankruptcy net operating losses and a portion of its pre-bankruptcy net operating losses.  The statute of limitations for year 2002 and forward are open for examination.  Furthermore, Pioneer’s Canadian filings for year 2002 and forward are open for routine examination.  Pioneer is currently under examination by the Canada Revenue Agency for its 2002 through 2004 tax years, and the audit is expected to be completed by early 2008.

15.             On August 31, 2007, we acquired Pioneer, a manufacturer of chlorine, caustic soda, bleach, and hydrochloric acid.  Pioneer owns and operates four chlor-alkali plants and several bleach manufacturing facilities in North America.  Under the merger agreement, each share of Pioneer common stock was converted into the right to receive $35.00 in cash, without interest.  The aggregate purchase price for all of Pioneer’s outstanding shares of common stock, together with the aggregate payment due to holders of options to purchase shares of common stock of Pioneer, was $426.1 million, which includes direct fees and expenses.  We financed the merger with cash and $110 million of borrowings against our accounts receivable securitization facility (Accounts Receivable Facility).  At the date of acquisition, Pioneer had cash and cash equivalents of $126.4 million.  We assumed $120 million of Pioneer’s convertible debt which will be redeemed in the fourth quarter of 2007.  We will also pay a conversion premium of $26.3 million on the Pioneer convertible debt.

For segment reporting purposes, the acquisition of Pioneer has been included in Chlor Alkali Products.  Our results for the three months ended September 30, 2007 includes $46.1 million of Pioneer sales and $8.3 million of Pioneer income.

We are in the process of determining the fair values of Pioneer’s tangible and intangible assets and liabilities.  Initial estimates of those fair values are included in this interim report; however, the complete valuation process is expected to take several months before being finalized.  We expect that adjustments to the initial allocation of the purchase price will be required when the assessment of the fair value of all Pioneer assets and liabilities, including deferred tax liabilities, is completed.

The acquisition is being accounted for under the rules of Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations.”  The following table summarizes the preliminary allocation of the purchase price to Pioneer’s assets and liabilities:

August 31, 2007
Total current assets	$225.7
Property, plant and equipment	233.7
Other assets	9.2
Goodwill	299.1
Total assets acquired	767.7
Total current liabilities	(64.9)
Long-term debt	(148.0)
Deferred income taxes	(30.9)
Other liabilities	(97.8)
Total liabilities assumed	(341.6)
Net assets acquired	$426.1

Included in total current assets is cash and cash equivalents of $126.4 million.  Included in other liabilities are liabilities for future environmental expenditures to investigate and remediate known sites amounting to $36.5 million, liability for unrecognized tax benefits of $31.8 million, accrued pension liability of $16.1 million, asset retirement obligations of $12.0 million and other liabilities of $1.4 million.

No values have been assigned to intangible assets as we are continuing to evaluate the fair value of Pioneer’s intangible assets and would expect an adjustment to the initial allocation of the purchase price will be required when our assessment is completed.  Based on preliminary valuations, $299.1 million was assigned to goodwill.  None of the goodwill is deductible for tax purposes.  The goodwill represents the benefits of the acquisition that are in addition to the fair values of the other net assets acquired.  The primary reason for the acquisition and the principal factors that contributed to a Pioneer purchase price that resulted in the recognition of goodwill are the strong position held in certain regions, the cost savings available from the combination of the two businesses, the geographic diversification the Pioneer locations provide us, and the strengthened position in the industrial bleach segment.  The cost saving opportunities include the elimination of duplicate administrative activities and improved operational efficiencies in logistics, purchasing, and manufacturing.

Goodwill recorded in the acquisition is not amortized but will be reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

The following pro forma summary presents the condensed statements of income as if the acquisition of Pioneer had occurred at the beginning of each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$445.8	$410.8	$1,220.2	$1,197.1
Income from continuing operations	41.3	81.1	89.9	168.1
Net (loss) income	(74.6)	86.6	(5.8)	182.9
Income from continuing operations per common share:
Basic	$0.56	$1.12	$1.22	$2.32
Diluted	0.55	1.11	1.21	2.32
Net (loss) income per common share:
Basic	$(1.01)	$1.19	$(0.08)	$2.53
Diluted	(1.00)	1.19	(0.08)	2.52

The pro forma income statements include an increase to interest expense of $1.1 million and $1.6 million for the three months ended September 30, 2007 and 2006, respectively, and $4.3 million and $4.8 million for the nine months ended September 30, 2007 and 2006, respectively.  This adjustment is calculated assuming that our borrowings of $110 million at an interest rate of 5.76% at the time of the merger were outstanding from January 1, 2006.  The pro forma income statements use estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information does not reflect any cost savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.  The three and nine months ended September 30, 2006 include a gain of $22.6 million from a land sale at the Pioneer Henderson, Nevada facility of approximately 60 acres of vacant land adjacent to the chlor alkali plant.

16.	Long-Term Debt

	September 30, 2007	December 31, 2006	September 30, 2006
Notes Payable:
6.5%, due 2013	$11.4	$11.4	$11.4
6.75%, due 2016	125.0	125.0	125.0
2.75%, convertible due 2027	146.3	―	―
9.125%, due 2011 (includes interest rate swaps of $2.9 at 9/30/07, $2.3 at 12/31/06 and $2.6 at 9/30/06)	77.9	77.3	77.6
Industrial development and environmental improvement obligations at fixed interest rates of 5.35% to 6.75%, due 2007-2017 (includes interest rate swaps of $1.2 at 9/30/07, $1.3 at 12/31/06 and $1.3 at 9/30/06)	40.1	40.2	40.2
Accounts Receivable Facility	30.0	―	―
Total Senior Debt	430.7	253.9	254.2
Amounts due within One Year	70.6	1.7	1.7
Total Long-Term Debt	$360.1	$252.2	$252.5

In August 2007, we entered into a $35 million letter of credit facility to support the various Pioneer letters of credit issued principally to support the acquisition of materials for the conversion of the St. Gabriel Chlor Alkali facility from mercury cell to membrane technology.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced the $160 million senior revolving credit facility.  The new credit facility will expire in October 2012.  Borrowing options and restrictive covenants are similar to those of our previous $160 million senior revolving credit facility.  The $220 million senior revolving credit facility includes a $110 million letter of credit subfacility, which is in addition to the $35 million letter of credit facility.

On June 26, 2007, we entered into the $100 million 364-day revolving credit facility ($100 million Credit Facility) and the $150 million 364-day revolving credit facility ($150 million Credit Facility).  According to their terms, the $100 million Credit Facility matures on the earlier of June 24, 2008 or upon an increase in the lending commitments under our existing revolving credit facility and the establishment of an accounts receivable securitization facility, and the $150 million Credit Facility matures on June 24, 2008.  In October 2007, the $100 million Credit Facility expired as all conditions for early termination were met.  Under these facilities, we may select various floating rate borrowing options.  They include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  As of September 30, 2007, we had $250 million available under these facilities, which had no borrowings outstanding.

On July 25, 2007, we established a $250 million Accounts Receivable Facility.  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  The Accounts Receivable Facility expires in July 2012.

At September 30, 2007, securitized accounts receivable and the corresponding debt on the condensed balance sheet was $30.0 million.  Interest expense under this facility was not significant.  The weighted average interest rate on the amount outstanding under the Accounts Receivable Facility for 2007 was 5.87%.

On August 31, 2007, we acquired Pioneer and assumed $120.0 million aggregate principal amount of 2.75% Convertible Senior Subordinated Notes due 2027 (Convertible Notes) and $1.8 million aggregate principal amount of the 1994 Economic Development Corporation of Pierce County Variable Rate Demand Revenue Bonds due 2014 (Pierce County Bonds).

The Convertible Notes bear interest at 2.75% per year, payable on March 1 and September 1 of each year, beginning on September 1, 2007.  Terms of the Convertible Notes require that in the event of a change in control of Pioneer, the notes are convertible into common shares of Pioneer.  Since we purchased all the common shares of Pioneer, the noteholders will receive cash up to the principal amount of the Convertible Notes, and a premium of $218.83 for every $1,000 principal amount of Convertible Notes held by the noteholders, or a total of $26.3 million for the $120.0 million of Convertible Notes outstanding.  As of October 30, 2007, $83.4 million of the Convertible Notes and related premium were repaid using drawings from our Accounts Receivable Facility.  We expect the remaining $62.9 million of Convertible Notes and related premium to be repaid in the fourth quarter of 2007.  Since we repaid a portion of the Convertible Notes, a short-term obligation, using our Accounts Receivable Facility prior to the issuance of our financial statements, we classified $83.4 million of the Convertible Notes as long-term on our September 30, 2007 balance sheet.

The Pierce County Bonds were issued to acquire land and to construct and equip a Pioneer facility to manufacture bleach and other cleaning products in Tacoma, WA.  The interest rate of the Pierce County Bonds is a variable rate that is reset each week and payable monthly.  The Bonds can be converted to a fixed rate at our option. The notes mature on October 1, 2014.

17.
On October 15, 2007, we announced we entered into a definitive agreement to sell our Metals segment to a subsidiary of Global Brass and Copper Holdings, Inc., an affiliate of KPS Capital Partners, LP, a New York-based private equity investment firm, for $400 million.  The price, which is payable in cash, is subject to a customary working capital adjustment.  The sale is subject to Hart-Scott-Rodino Antitrust Improvement Act clearance, but not shareholder approval.  The transaction is expected to close in the fourth quarter of 2007.  Based on the September 30, 2007 Metals assets held for sale, we recognized a pretax loss of $151.8 million offset by a $26.4 million income tax benefit, resulting in a net loss on disposal of discontinued operations of $125.4 million for the three months ended September 30, 2007.  The loss on disposal of discontinued operations includes a pension curtailment charge of $6.6 million and estimated transaction fees of $19.7 million.   The final loss recognized by us related to this transaction will be dependent upon a number of factors including the timing of the closing, the operating results of the Metals business between signing and closing, and the final level of working capital in the business.  The loss on the disposal, which includes transaction costs, reflects a book value of the Metals business of approximately $490 million and a tax basis of approximately $350 million.  The difference between the book and tax values of the business reflects primarily goodwill and intangibles.  Based on an estimated September 30, 2007 working capital adjustment, we anticipate net cash proceeds from the transaction of approximately $380 million, which is in addition to the $88.3 million of after-tax cash flow realized from the operation of Metals during the nine months ended September 30, 2007.

We present the results of operations, financial position and cash flows that have either been sold or that meet the criteria for “held for sale accounting” as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting. Management judgment is required to assess the criteria required to meet held for sale accounting, and estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

Metals was a reportable segment comprised of principal manufacturing facilities in East Alton, IL and Montpelier, OH.  Metals produces and distributes copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip.  Sales for Metals were $521.8 million and $578.2 million for the three months ended September 30, 2007 and 2006, respectively, and $1,604.9 million and $1,610.8 million for the nine months ended September 30, 2007 and 2006, respectively.  Intersegment sales of $20.2 million and $17.0 million for the three months ended September 30, 2007  and 2006, respectively, and $69.0 million and $49.9 million for the nine months ended September 30, 2007 and 2006, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals sales.  Metals employs approximately 2,900 hourly and salaried employees.  As the criteria to treat the related assets and liabilities as “held for sale” were met during the three months ended September 30, 2007, the related assets and liabilities were classified as held for sale, and the results of operations from our Metals segment have been classified as discontinued operations for all periods presented.

The major classes of assets and liabilities of the Metals segment included in assets held for sale in the Condensed Balance Sheets are as follows:

	September 30, 2007	December 31, 2006	September 30, 2006
Receivables	$224.0	$208.9	$240.0
Inventories	150.0	180.6	184.0
Other current assets	11.7	12.7	9.5
Current assets of discontinued operations	385.7	402.2	433.5
Property, plant, and equipment	188.0	233.4	236.1
Other assets	7.9	100.8	102.8
Assets of discontinued operations	195.9	334.2	338.9
Accounts payable	(141.4)	(112.4)	(106.8)
Accrued liabilities	(38.5)	(39.3)	(40.4)
Current liabilities of discontinued operations	(179.9)	(151.7)	(147.2)
Liabilities of discontinued operations	(9.0)	(9.1)	(9.1)
Net assets held for sale	$392.7	$575.6	$616.1

In conjunction with the pending sale of our Metals segment, we will retain certain assets and liabilities including certain assets co-located with our Winchester business in East Alton, IL, assets and liabilities associated with former Metals manufacturing locations, pension assets and pension and postretirement healthcare and life insurance liabilities associated with Metals employees for service earned through the date of sale, and environmental obligations existing at the date of closing associated with current and past Metals manufacturing operations and waste disposal sites.

18.      On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars acquired in 2005 and 2006 by our Chlor Alkali Products segment.  The sale/leaseback is an operating lease which expires on December 31, 2016.  This transaction reduced our fixed assets by $15.7 million.  We received proceeds from the sale of $14.8 million.  The loss on this transaction was deferred and is being amortized over the terms of the lease agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Background

The Metals segment has been classified as discontinued operations during the three months ended September 30, 2007 and is excluded from the segment results for all periods presented.  As a result, our manufacturing operations are concentrated in two business segments: Chlor Alkali Products and Winchester. Both are capital intensive manufacturing businesses with operating rates closely tied to the general economy. Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity. Our Chlor Alkali Products segment is a commodity business where all supplier products are similar and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

Recent Developments

Discontinued Operations

In 2001, the industry in which our Metals business operates experienced a 25% decline in volumes that created over capacity in the marketplace, which reduced our financial returns in the Metals business.  Volumes have not returned to pre-2001 levels.  Over the past several years, we have undertaken a number of restructuring and downsizing actions, including multiple plant closures. The benefits of these actions have been more than offset by the escalation of both energy and commodity metal prices, specifically copper, zinc, and nickel. As a result, we have been unable to realize acceptable returns in the business.  During the past 18 months, we have evaluated a number of strategic alternatives for our Metals business, and we made the decision in mid-2007 to engage Goldman, Sachs & Co. to conduct a formal strategic evaluation process, including the alternative to sell the business.  The sale of Metals provides us with the financial flexibility to pursue investments in areas where we can earn the best returns.

On October 15, 2007, we announced we entered into a definitive agreement to sell our Metals segment to a subsidiary of Global Brass and Copper Holdings, Inc., an affiliate of KPS Capital Partners, LP, a New York-based private equity investment firm, for $400 million.  The price, which is payable in cash, is subject to a customary working capital adjustment.  The sale is subject to Hart-Scott-Rodino Antitrust Improvement Act clearance, but not shareholder approval.  The transaction is expected to close in the fourth quarter of 2007.  Based on the September 30, 2007 Metals assets held for sale, we recognized a pretax loss of $151.8 million offset by a $26.4 million income tax benefit, resulting in a net loss on disposal of discontinued operations of $125.4 million for the three months ended September 30, 2007.  The loss on disposal of discontinued operations includes a pension curtailment charge of $6.6 million and estimated transaction fees of $19.7 million.   The final loss recognized by us related to this transaction will be dependent upon a number of factors including the timing of the closing, the operating results of the Metals business between signing and closing, and the final level of working capital in the business.  The loss on the disposal, which includes transaction costs, reflects a book value of the Metals business of approximately $490 million and a tax basis of approximately $350 million.  The difference between the book and tax values of the business reflects primarily goodwill and intangibles.  Based on an estimated September 30, 2007 working capital adjustment, we anticipate net cash proceeds from the transaction of approximately $380 million, which is in addition to the $88.3 million of after-tax cash flow realized from the operation of Metals during the nine months ended September 30, 2007.

Metals was a reportable segment comprised of principal manufacturing facilities in East Alton, IL and Montpelier, OH.  Metals produces and distributes copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip.  Sales for Metals were $521.8 million and $578.2 million for the three months ended September 30, 2007 and 2006, respectively, and $1,604.9 million and $1,610.8 million for the nine months ended September 30, 2007 and 2006, respectively.  Intersegment sales of $20.2 million and $17.0 million for the three months ended September 30, 2007  and 2006, respectively, and $69.0 million and $49.9 million for the nine months ended September 30, 2007 and 2006, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals sales.  Metals employs approximately 2,900 hourly and salaried employees.  As the criteria to treat the related assets and liabilities as “held for sale” were met in the third quarter of 2007, the related assets and liabilities were classified as held for sale, and the results of operations from our Metals segment have been reclassified as discontinued operations for all periods presented.

In conjunction with the pending sale of our Metals segment, we will retain certain assets and liabilities including certain assets co-located with our Winchester business in East Alton, IL, assets and liabilities associated with former Metals manufacturing locations, pension assets and pension and postretirement healthcare and life insurance liabilities associated with Metals employees for service earned through the date of sale, and environmental obligations existing at the date of closing associated with current and past Metals manufacturing operations and waste disposal sites.

Pioneer Acquisition

On August 31, 2007, we acquired Pioneer, a manufacturer of chlorine, caustic soda, bleach, and hydrochloric acid.  Pioneer owns and operates four chlor-alkali plants and several bleach manufacturing facilities in North America.  Under the merger agreement, each share of Pioneer common stock was converted into the right to receive $35.00 in cash, without interest.  The aggregate purchase price for all of Pioneer’s outstanding shares of common stock, together with the aggregate payment due to holders of options to purchase shares of common stock of Pioneer, was $426.1 million, which includes direct fees and expenses.  We financed the merger with cash and $110 million of borrowings against our Accounts Receivable Facility.  At the date of the acquisition, Pioneer had cash and cash equivalents of $126.4 million.  We assumed $120 million of Pioneer’s convertible debt which will be redeemed in the fourth quarter of 2007.  We will also pay a conversion premium of $26.3 million on the Pioneer convertible debt.

For segment reporting purposes, the acquisition of Pioneer has been included in Chlor Alkali Products.  Our results for the three months ended September 30, 2007 includes $46.1 million of Pioneer sales and $8.3 million of Pioneer income.

Financing

In August 2007, we entered into a $35 million letter of credit facility to support the various Pioneer letters of credit issued principally to support the acquisition of materials for the conversion of the St. Gabriel Chlor Alkali facility from mercury cell to membrane technology.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced the $160 million senior revolving credit facility.  The new credit facility will expire in October 2012.  Borrowing options and restrictive covenants are similar to those of our previous $160 million senior revolving credit facility.  The $220 million senior revolving credit facility includes a $110 million letter of credit subfacility which is in addition to the $35 million letter of credit facility.

On June 26, 2007, we entered into the $100 million Credit Facility and the $150 million Credit Facility.  According to their terms, the $100 million Credit Facility matures on the earlier of June 24, 2008 or upon an increase in the lending commitments under our existing revolving credit facility and the establishment of an accounts receivable securitization facility, and the $150 million Credit Facility matures on June 24, 2008.  In October 2007, the $100 million credit facility expired as all conditions for early termination were met.  Under these facilities, we may select various floating rate borrowing options.  They include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  As of September 30, 2007, we had $250 million available under these facilities, which had no borrowings outstanding.

On July 25, 2007, we established a $250 million Accounts Receivable Facility.  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.   As of September 30, 2007, we had $30.0 million drawn under the Accounts Receivable Facility, which expires in July 2012.  When the pending sale of Metals is completed and the inclusion of the Pioneer accounts receivable are considered, the amount we have available under the Accounts Receivable Facility is expected to decrease to approximately $125 million.

On August 31, 2007 we acquired Pioneer and assumed $120.0 million aggregate principal of 2.75% Convertible Notes.  Terms of the Convertible Notes require that in the event of a change in control of Pioneer, the notes are convertible into common shares of Pioneer.  Since we purchased all the common shares of Pioneer, the noteholders will receive cash up to the principal amount of the Convertible Notes, and a premium of $218.83 for every $1,000 principal amount of Convertible Notes held by the noteholders, or a total of $26.3 million for the $120.0 million of Convertible Notes outstanding.  As of October 30, 2007, $83.4 million of the Convertible Notes and related premium were repaid using drawings from our Accounts Receivable Facility.  We expect the remaining $62.9 million of Convertible Notes and related premium to be repaid in the fourth quarter of 2007.

Pension

In May 2007, we made a $100 million voluntary contribution to our defined benefit pension plan.  In addition, the asset allocation in the plan was adjusted to insulate the plan from discount rate risk.  Based on the combination of these actions, it is likely that the defined benefit pension plan will meet the full funding requirements of the Pension Protection Act of 2006 without any additional contributions.  The contribution was accretive to earnings beginning in the second quarter and will be fully tax deductible against 2006 income.  In September 2007, we recorded a curtailment charge of $6.6 million related to the sale of our Metals segment, which is included in the loss on disposal of discontinued operations.  Also during 2007, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  This curtailment charge is included in income from discontinued operations.

In October 2007, we announced that we are freezing our defined benefit pension plan for salaried and certain non-bargaining hourly employees.  Affected employees will be eligible to accrue pension benefits through December 31, 2007, but will not accrue any additional benefits under the plan after that date.  Employee service after December 31, 2007 will count toward meeting the vesting requirements for such pension benefits and the eligibility requirements for commencing a pension benefit, but not toward the calculation of the pension benefit amount.  Compensation earned after 2007 will similarly not count toward the determination of the pension benefit amounts under the defined benefit pension plan.  In lieu of continuing pension benefit accruals for the affected employees under the pension plan, starting in 2008, we will provide a contribution to an individual retirement contribution account maintained with the CEOP equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Freezing the defined benefit pension plan for salaried and certain non-bargaining hourly employees will be accounted for as a curtailment under Statement of Financial Accounting Standards No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” and will not have a significant impact on our financial statements in the fourth quarter of 2007.

Consolidated Results of Operations

($ in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$350.3	$273.7	$872.0	$792.6
Cost of Goods Sold	282.5	213.0	702.4	598.0
Gross Margin	67.8	60.7	169.6	194.6
Selling and Administration	30.3	31.4	92.7	95.0
Other Operating Income	0.3	―	0.5	0.7
Operating Income	37.8	29.3	77.4	100.3
Earnings of Non-consolidated Affiliates	14.1	12.3	34.4	37.1
Interest Expense	6.0	5.1	15.9	15.3
Interest Income	2.7	2.5	9.2	8.4
Other Income	―	0.3	0.2	1.3
Income from Continuing Operations before Taxes	48.6	39.3	105.3	131.8
Income Tax Provision (Benefit)	15.9	(11.4)	34.1	23.7
Income from Continuing Operations	32.7	50.7	71.2	108.1
Discontinued Operations:
Income from Discontinued Operations, Net	9.5	5.5	29.7	14.8
Loss on Disposal of Discontinued Operations, Net	(125.4)	―	(125.4)	―
Net (Loss) Income	$(83.2)	$56.2	$(24.5)	$122.9
Net (Loss) Income per Common Share:
Basic (Loss) Income per Common Share:
Income from Continuing Operations	$0.44	$0.70	$0.96	$1.49
Income from Discontinued Operations, Net	0.13	0.07	0.41	0.21
Loss on Disposal of Discontinued Operations, Net	(1.69)	―	(1.70)	―
Net (Loss) Income	$(1.12)	$0.77	$(0.33)	$1.70
Diluted (Loss) Income per Common Share:
Income from Continuing Operations	$0.44	$0.70	$0.96	$1.49
Income from Discontinued Operations, Net	0.12	0.07	0.40	0.20
Loss on Disposal of Discontinued Operations, Net	(1.68)	―	(1.69)	―
Net (Loss) Income	$(1.12)	$0.77	$(0.33)	$1.69

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Sales for the three months ended September 30, 2007 were $350.3 million compared with $273.7 million last year, an increase of $76.6 million, or 28%. Chlor Alkali Products sales increased by $52.2 million, or 31%, primarily due to Pioneer sales of $46.1 million.  Winchester sales were higher by $24.4 million, or 23%, due to increased selling prices and higher volumes.

Gross margin increased $7.1 million, or 12%, over the three months ended September 30, 2006, as a result of improved Chlor Alkali Products gross margin due to the gross margin from Pioneer and improved Winchester gross margin from higher selling prices and improved volumes.  Gross margin was impacted by increased environmental costs in 2007 of $10.0 million, primarily associated with an increase in costs at a former waste disposal site resulting from revised remediation estimates resulting from negotiations with a government agency.  Gross margin as a percentage of sales was 19% in 2007 and 22% in 2006.

Selling and administration expenses as a percentage of sales were 9% in 2007 and 11% in 2006.  Selling and administration expenses for the three months ended September 30, 2007 decreased $1.1 million from the three months ended September 30, 2006.  Increased expenses associated with the acquired Pioneer operations of $2.7 million and higher management incentive compensation costs resulting from mark-to-market adjustments on stock-based compensation of $2.5 million were more than offset by a lower level of legal and legal-related settlement costs of $4.8 million and the absence of third party fees associated with the July 2006 debt exchange of $1.2 million.

Other operating income of $0.3 million for the three months ended September 30, 2007 represents the impact of the gain realized on an intangible asset sale in Chlor Alkali Products, which will be recognized ratably through March 2012.

The earnings of non-consolidated affiliates were $14.1 million for the three months ended September 30, 2007, an increase of $1.8 million from $12.3 million for the three months ended September 30, 2006, primarily due to increased volumes partially offset by lower ECU selling prices at SunBelt.

Interest expense increased by $0.9 million from 2006, primarily due to the effect of increased borrowings related to the acquisition of Pioneer.

The higher interest income of $0.2 million was due to higher short-term interest rates and higher average cash balances.

The effective tax rate for continuing operations for the three months ended September 30, 2007 of 32.7% is lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction contained in the Jobs Creation Act of 2004, which increased from 3% to 6% in 2007, and the utilization of certain state tax credits, which were offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates.  The effective tax rate for continuing operations for the three months ended September 30, 2006 included a $24.8 million reduction in income tax expense associated with the settlement of certain audit issues related to the audits for the years 1996 to 2002, principally related to the tax treatment of capital losses generated in 1997, and other tax matters.  The effective tax rate for continuing operations for the three months ended September 30, 2006 of 34.1%, which excludes the impact of the $24.8 million reduction, is lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits, which were offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

Income from discontinued operations, net for the three months ended September 30, 2007 was $9.5 million compared with $5.5 million last year, an increase of $4.0 million.  Income from discontinued operations before income taxes for the three months ended September 30, 2007 increased by $7.3 million primarily related to a LIFO liquidation gain of $8.9 million as part of a Metals inventory reduction program initiated in 2007.  There was no LIFO inventory liquidation gain for the three months ended September 30, 2006.  The effective tax rates were 35.9% for the three months ended September 30, 2007 compared with 27.5% last year.  The 27.5% effective tax rate was lower than 2007 due to the timing of income from certain foreign jurisdictions being taxed at higher rates.

Loss on disposal of discontinued operations, net for the three months ended September 30, 2007 was $125.4 million.  Based on the September 30, 2007 Metals assets held for sale, we recognized a pretax loss of $151.8 million offset by a $26.4 million income tax benefit.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Sales for the nine months ended September 30, 2007 were $872.0 million compared with $792.6 million last year, an increase of $79.4 million, or 10%. Chlor Alkali Products sales increased by $30.7 million, or 6%, primarily due to Pioneer sales of $46.1 million, offset by lower ECU prices of approximately 8%.  Chlor Alkali shipment volumes, excluding Pioneer, were consistent with the prior year.  Winchester sales increased by $48.7 million, or 17%, primarily due to increased selling prices and demand from commercial customers.

Gross margin decreased $25.0 million, or 13%, over the nine months ended September 30, 2006, primarily as a result of lower ECU selling prices for Chlor Alkali products, but was offset in part by higher selling prices and increased volumes in Winchester and the gross margin from Pioneer.   Gross margin was impacted by increased environmental costs in 2007 of $13.0 million primarily associated with an increase in costs at a former waste disposal site resulting from revised remediation estimates resulting from negotiations with a government agency.  Gross margin as a percentage of sales decreased to 19% in 2007 from 25% in 2006.  The resulting margin percentage decrease reflects the gross margin dollar decrease of $25.0 million.

Selling and administration expenses as a percentage of sales were 11% in 2007 and 12% in 2006.  Selling and administration costs for the nine months ended September 30, 2007 were $2.3 million lower than the nine months ended September 30, 2006.  Increased expenses associated with the acquired Pioneer operations of $2.7 million, higher management incentive costs resulting primarily from mark-to-market adjustments on stock-based compensation of $4.6 million, normal salary escalation of $1.4 million, and foreign currency translation adjustments of $1.0 million, were more than offset by a lower level of legal and legal-related settlement costs of $5.6 million, lower pension and consulting expenses of $3.3 million and $1.8 million, respectively, and the absence of third party fees associated with the July 2006 debt exchange of $1.2 million.

Other operating income of $0.5 million for the nine months ended September 30, 2007 represents the impact of the gain realized on an intangible asset sale in Chlor Alkali Products, which will be recognized ratably through March 2012.  Other operating income for the nine months ended September 30, 2006 included a gain of $0.7 million on the disposition of a former manufacturing plant.

The earnings of non-consolidated affiliates were $34.4 million for the nine months ended September 30, 2007, a decrease of $2.7 million from $37.1 million for the nine months ended September 30, 2006, primarily due to lower ECU selling prices at SunBelt.

Interest expense increased by $0.6 million from 2006, primarily due to the effect of increased borrowings related to the acquisition of Pioneer.

The higher interest income of $0.8 million was due to higher short-term interest rates and higher average cash balances.

The effective tax rate for continuing operations for the nine months ended September 30, 2007 of 32.4% is lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction contained in the Jobs Creation Act of 2004, which increased from 3% to 6% in 2007, and the utilization of certain state tax credits, which were offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates.  The effective tax rate for continuing operations for the nine months ended September 30, 2006 included a $24.8 million reduction in income tax expense associated with the settlement of certain audit issues related to the audits for the years 1996 to 2002, principally related to the tax treatment of capital losses generated in 1997, and other tax matters.  The effective tax rate for continuing operations for the nine months ended September 30, 2006 of 36.8%, which excludes the impact of the $24.8 million reduction, is higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates, offset in part by the domestic manufacturing deduction and utilization of certain state tax credits.

Income from discontinued operations, net for the nine months ended September 30, 2007 was $29.7 million compared with $14.8 million last year, an increase of $14.9 million.  Income from discontinued operations before income taxes for the nine months ended September 30, 2007 increased by $25.4 million.  The Metals segment income for 2007 included a LIFO liquidation gain of $22.0 million as part of a Metals inventory reduction program initiated in 2007.  The Metals segment income for 2006 included a LIFO inventory liquidation gain of $13.5 million related to the closure of our Waterbury operations.  The Metals improved results were also due to higher selling prices and lower costs resulting from the 2006 restructuring and plant shutdown actions.  These factors more than offset the negative impact of the lower sales volumes and higher energy and metal melting loss costs.  The effective tax rates were 36.3% for the nine months ended September 30, 2007 compared with 30.1% last year.  The 30.1% effective tax rate was lower than 2007 due to the timing of income from certain foreign jurisdictions being taxed at higher rates.

Loss on disposal of discontinued operations, net for the nine months ended September 30, 2007 was $125.4 million.  Based on the September 30, 2007 Metals assets held for sale, we recognized a pretax loss of $151.8 million offset by a $26.4 million income tax benefit.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales:
Chlor Alkali Products	$221.3	$169.1	$543.0	$512.3
Winchester	129.0	104.6	329.0	280.3
Total sales	$350.3	$273.7	$872.0	$792.6
Income from continuing operations before taxes:
Chlor Alkali Products(1)	$70.7	$63.0	$169.2	$204.1
Winchester	10.0	5.9	23.7	13.1
Corporate/Other:
Pension expense(2)	(0.6)	(3.7)	(4.1)	(11.6)
Environmental provision	(16.2)	(6.2)	(29.3)	(16.3)
Other corporate and unallocated costs	(12.3)	(17.4)	(48.2)	(52.6)
Other operating income	0.3	―	0.5	0.7
Interest expense	(6.0)	(5.1)	(15.9)	(15.3)
Interest income	2.7	2.5	9.2	8.4
Other income	―	0.3	0.2	1.3
Income from continuing operations before taxes	$48.6	$39.3	$105.3	$131.8

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates, were $14.1 million and $12.3 million for the three months ended September 30, 2007 and 2006, respectively, and $34.4 million and $37.1 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Chlor Alkali Products

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Chlor Alkali Products’ sales for the three months ended September 30, 2007 were $221.3 million, which included $46.1 million of sales from the acquired Pioneer operations.  Sales for the three months ended September 30, 2006 were $169.1 million.  Chlor Alkali sales, excluding Pioneer, increased $6.1 million, or 4%.  The sales increase was partially due to an increase in the sales of value-added bleach and potassium hydroxide.  Chlorine and caustic soda ECU netbacks, excluding SunBelt, were approximately $540 in both periods.  The Pioneer ECU netback in September 2007 was approximately $580.  Freight costs included in the ECU netback increased 26% in the three months ended September 30, 2007, compared to the three months ended September 30, 2006.  Shipments of chlorine and caustic soda decreased 2% in the three months ended September 30, 2007, compared to the three months ended September 30, 2006.  The operating rate for the three months ended September 30, 2007 was 97%, compared to 92% for the three months ended September 30, 2006.  During the three months ended September 30, 2007, we were building inventory to support our customers during a planned ten-day maintenance outage at our McIntosh facility, including the SunBelt facility, and shorter outages at four other facilities in the fourth quarter.  The lower 2006 operating rate reflects a five-day maintenance outage at our McIntosh facility, including the SunBelt facility, and shorter outages at the Augusta and Charleston facilities.

Chlor Alkali posted segment income of $70.7 million for the three months ended September 30, 2007 (which included $8.3 million of Pioneer income), compared to $63.0 million for the same period in 2006. Chlor Alkali segment income, excluding Pioneer, was lower in 2007 by $0.6 million, or 1%, primarily because of lower selling prices ($1.5 million) and decreased volumes ($1.0 million) partially offset by higher SunBelt results ($1.6 million).  In addition, freight costs, which reduce our ECU netbacks, increased 26% in the three months ended September 30, 2007 compared to the same period last year.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Chlor Alkali Products’ sales for the nine months ended September 30, 2007 were $543.0 million (which included $46.1 million of Pioneer sales), compared to $512.3 million for the nine months ended September 30, 2006, an increase of $30.7 million, or 6%. Chlor Alkali Products’ sales, excluding Pioneer, decreased $15.4 million, or 3%.  The sales decrease was due to ECU pricing, which decreased 8% from the nine months ended September 30, 2006.  Shipment volumes were 1% lower than the prior year.  Our ECU netbacks, excluding SunBelt and Pioneer, were approximately $520 for the nine months ended September 30, 2007 compared to approximately $565 for the same period in 2006. Our operating rate was 94% of capacity for the nine months ended September 30, 2007 and 92% for the same period in 2006.

Chlor Alkali posted segment income of $169.2 million for the nine months ended September 30, 2007 (which included $8.3 million of Pioneer income), compared to $204.1 million for the same period in 2006.  Segment income, excluding Pioneer, was lower in 2007 by $43.2 million, or 21%, primarily because of lower selling prices ($31.2 million), increased operating costs ($6.5 million), lower volumes ($2.1 million), and lower SunBelt operating results ($2.9 million). Operating expenses increased primarily due to increases in distribution costs and manufacturing costs, which included higher electricity prices.  In addition, freight costs, which reduce our ECU netbacks, increased 24% in the nine months ended September 30, 2007 compared to the same period last year.

Winchester

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Sales were $129.0 million for the three months ended September 30, 2007 compared to $104.6 million for the three months ended September 30, 2006, an increase of $24.4 million, or 23%. Sales of ammunition to domestic commercial customers increased $15.5 million. Shipments to the U.S. military and to law enforcement organizations increased by $3.8 million and $1.8 million, respectively, for the three months ended September 30, 2007 compared to the same period in 2006.  Sales to international customers also increased $2.9 million.

Winchester reported segment income of $10.0 million for the three months ended September 30, 2007 compared to $5.9 million for the three months ended September 30, 2006, an increase of $4.1 million. The increase was due to the impact of higher selling prices and increased volumes ($15.5 million), which were partially offset by increased commodity and other material costs and higher operating costs ($11.5 million).

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Sales were $329.0 million for the nine months ended September 30, 2007 compared to $280.3 million for the nine months ended September 30, 2006, an increase of $48.7 million, or 17%. Sales of ammunition to domestic commercial customers increased $28.2 million. Shipments to the U.S. military and to law enforcement organizations increased by $9.8 million and $4.5 million, respectively, for the nine months ended September 30, 2007 compared to the same period in 2006.  Sales to international customers also increased $4.9 million.

Winchester reported segment income of $23.7 million for the nine months ended September 30, 2007 compared to $13.1 million for the nine months ended September 30, 2006, an increase of $10.6 million. The increase was due to the impact of higher selling prices and increased volumes ($34.9 million), which were partially offset by increased commodity and other material costs and higher operating costs ($24.9 million).

Corporate/Other

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

For the three months ended September 30, 2007, pension expense included in Corporate/Other was $0.6 million compared to $3.7 million for the three months ended September 30, 2006. The $3.1 million decrease in corporate pension expense was due to the combination of a 25-basis point increase in the discount rate, the voluntary contributions to our defined benefit pension plan of $100 million in May 2007 and $80 million in September 2006, and the favorable performance on plan assets in 2006.  On a total company basis, pension expense for the three months ended September 30, 2007 was $13.0 million compared to $9.8 million for the three months ended September 30, 2006.  The increase in pension expense on a total company basis includes a curtailment charge of $6.6 million resulting from the pending sale of our Metals segment which is included in the loss on disposal of discontinued operations.

For the three months ended September 30, 2007, charges to income for environmental investigatory and remedial activities were $16.2 million compared with $6.2 million in 2006 (which included $0.9 million in recoveries from third parties of environmental costs incurred and expensed in prior periods).  This provision relates primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.  The increase of $10.0 million relates primarily to a $7.8 million increase in costs at a former waste disposal site resulting from revised remediation estimates resulting from negotiations with a government agency.

For the three months ended September 30, 2007, other corporate and unallocated costs were $12.3 million compared with $17.4 million in 2006, a decrease of $5.1 million, or 29%.  Legal and legal-related settlement expenses decreased $4.4 million, consulting expense decreased $1.0 million and there was an absence of third party fees associated with the July 2006 debt exchange of $1.2 million.  These decreases were partially offset by increased management incentive compensation of $1.9 million primarily resulting from mark-to-market adjustments on stock-based compensation.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, pension expense included in Corporate/Other was $4.1 million compared to $11.6 million for the nine months ended September 30, 2006. The $7.5 million decrease in corporate pension expense was due to the combination of a 25-basis point increase in discount rate, the voluntary contributions to our defined benefit pension plan of $100 million in May 2007 and $80 million in September 2006, and the favorable performance on plan assets in 2006.  On a total company basis, pension expense for the nine months ended September 30, 2007 was $28.7 million compared to $30.3 million for the nine months ended September 30, 2006.  Pension expense on a total company basis for 2007 includes a curtailment charge of $6.6 million resulting from the pending sale of our Metals segment which is included in the loss on disposal of discontinued operations.  Also during 2007, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  This curtailment charge is included in income from discontinued operations.

For the nine months ended September 30, 2007, charges to income for environmental investigatory and remedial activities were $29.3 million compared with $16.3 million in 2006 (which included $0.9 million in recoveries from third parties of environmental costs incurred and expensed in prior periods).  This provision relates primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites. The increase of $13.0 million relates primarily to a $7.8 million increase in costs at a former waste disposal site resulting from revised remediation estimates resulting from negotiations with a government agency.  We currently estimate these charges to income for the full year to be in the $35 million range compared to $22.6 million in 2006 (which included $1.2 million in recoveries from third parties of environmental costs incurred and expensed in prior periods).

For the nine months ended September 30, 2007, other corporate and unallocated costs were $48.2 million compared with $52.6 million in 2006, a decrease of $4.4 million, or 8%.  Legal and legal-related settlement expenses decreased $5.1 million, consulting expense decreased $1.6 million and there was an absence of third party fees associated with the July 2006 debt exchange of $1.2 million.  These decreases were partially offset by increased management incentive compensation of $3.8 million primarily resulting from mark-to-market adjustments on stock-based compensation.

Outlook

Earnings from continuing operations for the fourth quarter of 2007 are projected to be in the $0.30 per diluted share range, which reflects normal seasonal weakness in each of the businesses and the scheduled maintenance outages in Chlor Alkali.  We expect fourth quarter charges to income for environmental investigatory and remediation activities to decline from the high third quarter levels and to be similar to fourth quarter 2006 levels.

Chlor Alkali earnings for the fourth quarter are projected to exceed fourth quarter 2006 levels with the combination of the improved ECU pricing and the incorporation of the Pioneer results.  We do expect to see a slight improvement in ECU netbacks in the fourth quarter of 2007, compared to the third quarter.  This anticipated increase reflects the implementation of the $30 per ton caustic soda price increase that was announced in the third quarter of 2007 and was effective October 1st.  The increase will be reflected in our system-wide pricing to the extent permitted by contracts.

Chlor Alkali earnings will be affected by weaker volumes with seasonal declines driven by lower demand by bleach and vinyls customers, which would impact chlorine volumes, and by the impact of scheduled maintenance outages at five facilities.  These outages, which were all completed in October, included a ten-day outage at the McIntosh, Alabama facility, which includes SunBelt.

The fourth quarter earnings outlook projects a minimal level of synergies associated with the purchase of Pioneer; however, we anticipate significant synergies being realized in the first quarter of 2008.  These synergies will be primarily related to the consolidation of Olin and Pioneer administrative activities.  We are also beginning to realize savings from the optimization of product shipments.  Based on the synergy opportunities identified and implemented to date, we now believe we will achieve an annual run rate of $20 million of synergies by the end of the second quarter of 2008, well ahead of our schedule.  We also anticipate that the $35 million total synergy target that was established when the acquisition was announced is likely to be achieved.

In addition, we also believe that the St. Gabriel conversion project, which was initiated prior to our acquisition of Pioneer, will generate annual cost savings in the $20 million to $25 million range once the new membrane operation comes on line.  These cost savings reflect projected reduced electricity usage and the installation of a brine system that will eliminate the need to purchase chemical-grade rock salt.  These savings should begin to be realized in 2009.

Winchester expects a small loss in the normal seasonally weak fourth quarter.  During the third quarter of 2007, the price of lead averaged $1.43 per pound, a 164% increase over the third quarter 2006 average price.  During October, the actual price of lead reached a record level of $1.80 per pound.  As a result of the continued upward movement in lead prices, Winchester recently announced additional selling price increases of between 5% and 20% effective January 1, 2008.  That was the eleventh price increase that had been announced since the beginning of 2004.

On October 5, 2007, we announced that we were freezing our defined benefit pension plan for salaried and certain non-bargained hourly workers effective January 1, 2008.  Effective January 1, 2008, these employees will participate in a defined contribution pension plan.  We expect that this action, in concert with the benefits of the $100 million voluntary contribution made in May 2007 and the changes in asset allocation implemented in the third quarter of 2007 will result in an $8 million to $12 million reduction in pension expense in 2008.

Environmental Matters

For the nine months ended September 30, 2007 and 2006, cash outlays for environmental matters were $19.6 million and $21.4 million, respectively. These cash outlays were for environmental investigatory and remediation activities associated with former waste disposal sites and past manufacturing operations. Spending in 2007 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $30 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $4.9 million at September 30, 2007. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial activities were $16.2 million and $6.2 million for the three months ended September 30, 2007 and 2006, respectively, and $29.3 million and $16.3 million for the nine months ended September 30, 2007 and 2006, respectively.  The three and nine months ended September 30, 2007 provisions include a $7.8 million increase in costs at a former waste disposal site resulting from revised remediation estimates resulting from negotiations with a government agency.  Charges to income for investigatory and remedial activities for the three and nine months ended September 30, 2006 included $0.9 million in recoveries from third parties of environmental costs incurred and expensed in prior periods.  Charges to income for investigatory and remedial efforts were material to operating results in 2006 and have been material to operating results in 2007 and may be material to operating results in future years.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $137.0 million at September 30, 2007, $90.8 million at December 31, 2006, and $98.7 million at September 30, 2006 of which $102.0 million, $55.8 million, and $63.7 million were classified as other noncurrent liabilities, respectively.  The 2007 environmental liabilities included $36.5 million from the Pioneer acquisition.  We are continuing to evaluate the fair value of Pioneer’s environmental liabilities and would expect that an adjustment to the initial allocation of the purchase price will be required when our assessment is completed.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries (including Pioneer), are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. While we believe that none of these legal actions will materially adversely affect our financial position, in light of the inherent uncertainties of litigation, we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations.

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

St. Gabriel Mercury Vapor Emissions Release

Our recently acquired subsidiary, Pioneer, discovered in October 2004 that the carbon-based system used to remove mercury from the hydrogen gas stream at the St. Gabriel facility was not at that time sufficiently effective, resulting in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (LDEQ). Pioneer immediately reduced the plant’s operating rate to ensure that emissions were below the permitted levels and, in late November 2004, completed the installation of the necessary equipment and made the other needed changes, and the plant resumed its normal operations. Pioneer’s emissions monitoring since that time confirmed that the air emissions are below the permit limits. In January 2005, the LDEQ issued a violation notice to Pioneer as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $0.4 million with respect to the notice of violation. Given the facts and circumstances, in correspondence dated June 18, 2007, Pioneer requested that the LDEQ reconsider the penalty assessment based on several factors, and the LDEQ is currently reviewing that request.

Denton v. McGovern

We are responsible as indemnitor of the former directors of Pioneer, who were named as defendants in this action, which was filed in the 129th Judicial District of the Harris County District Court in Texas in June 2007.  Originally filed as a stockholder derivative action and now purportedly pleaded as a class action, the suit alleges state law claims for breach of fiduciary duty by the former Pioneer directors in connection with our acquisition of Pioneer.  The suit requests certification of a class, declaratory relief, rescission of the Pioneer transaction or, if rescission is not feasible, an award of money damages, attorney’s fees and unspecified other equitable relief.  We (and Pioneer) were initially named as defendants, but were not included as defendants in plaintiff’s Third Amended Petition for Breach of Fiduciary Duties, which was served on September 17, 2007. This lawsuit is in the preliminary stages, the plaintiffs' claimed damages have not been quantified and the outcome of this matter cannot be predicted. We believe, however, that the former directors have good defenses and intend to vigorously defend against the claims asserted in this lawsuit.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
Provided By (Used For) ($ in millions)	2007	2006
Qualified pension plan contributions	$(100.0)	$(80.0)
Operating activities from continuing operations	8.7	(4.0)
Operating activities from discontinued operations	100.5	(21.1)
Net operating activities	109.2	(25.1)
Capital expenditures	(40.1)	(35.6)
Business acquired through purchase transaction	(426.1)	―
Cash acquired through business acquisition	126.4	―
Net investing activities	(261.7)	(87.7)
Net financing activities	(5.2)	(48.0)

Operating Activities

For the nine months ended September 30, 2007, cash provided by operating activities from continuing operations increased by $12.7 million from 2006 primarily due to the effect of cash tax payments.  The 2007 cash from continuing operations was affected by a $61.5 million decrease in cash tax payments.  Partially offsetting the effect of cash tax payments was an increase in working capital.  In 2007, working capital increased $51.7 million compared with an increase of $8.3 million in 2006.  In addition to the change in working capital growth from 2007 to 2006, income from continuing operations was lower.  Receivables increased from December 31, 2006 by $39.6 million, primarily as a result of increased sales in Winchester.  Our days sales outstanding increased by approximately two days from prior year.  In 2007, cash provided by operating activities included a contribution to our pension plan of $100.0 million, compared to an $80 million payment in 2006.

For the nine months ended September 30, 2007, cash provided by operating activities from discontinued operations increased by $121.6 million from 2006 primarily due to a decrease in working capital and improved income from discontinued operations.  In 2007, Metals working capital decreased by $36.5 million compared with an increase of $68.9 million in 2006.  Metals payables increased from December 31, 2006 by $29.0 million, primarily due to timing of payments.  Receivables increased from December 31, 2006 by $15.1 million, primarily as a result of increased sales.  Inventories decreased from December 31, 2006 by $30.6 million, primarily as a result of a Metals inventory reduction program initiated in 2007.

Investing Activities

Capital spending of $40.1 million in the nine months ended September 30, 2007 was $4.5 million higher than in the corresponding period in 2006. The increase was primarily due to Pioneer capital spending of $3.2 million, which included $2.4 million for the conversion of the St. Gabriel Chlor Alkali facility from mercury cell to membrane technology, and also spending required to increase bleach production capacity in our Chlor Alkali Products operations.  For the total year, we expect our capital spending to be approximately $70 million to $80 million.  We expect depreciation to be in the $50 million range for full-year 2007.

On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars in our Chlor Alkali Products segment that were acquired in 2005 and 2006.  We received proceeds from the sale of $14.8 million.

On August 31, 2007 we acquired Pioneer and paid cash of $426.1 million.  We also acquired cash of $126.4 million with the Pioneer acquisition.

During the nine months ended September 30, 2007, we sold $50.0 million of short-term investments, which were purchased during the nine months ended September 30, 2006.

The 2007 decrease in distributions from affiliated companies reflected the impact of SunBelt’s lower operating results and net advanced activities of SunBelt.

Financing Activities

As of September 30, 2007, we had letters of credit of $67.2 million outstanding, of which $35.0 million were issued under our $160 million senior revolving facility.  In August 2007, we entered into a $35 million letter of credit facility to support the various Pioneer letters of credit issued principally to support the acquisition of materials for the conversion of the St. Gabriel Chlor Alkali facility from mercury cell to membrane technology.  The letters of credit are maintained primarily to support equipment purchase commitments, certain long-term debt, and certain workers compensation insurance policies.

At September 30, 2007, we had $125.0 million available under our $160.0 million senior revolving credit facility because we had issued $35.0 million of letters of credit under a subfacility. In addition to our senior revolving credit facility, we entered into two new credit facilities in June 2007.  On June 26, 2007, we entered into a $100 million Credit Facility and a $150 million Credit Facility.  These commitments were put in place to support the funding of the Pioneer acquisition.  The $100 million Credit Facility matures on the earlier of June 24, 2008, or upon an increase in the lending commitments under our existing revolving credit facility and the establishment of an accounts receivable securitization program.  In October 2007, the $100 million Credit Facility expired as all conditions for early termination were met.  The $150 million Credit Facility matures on June 24, 2008.  As of September 30, 2007, we had $250 million available under the $100 million and the $150 million credit facilities, which had no borrowings outstanding.  Under these facilities, we may select various floating rate borrowing options. They include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced the $160 million senior revolving credit facility.  The new credit facility will expire in October 2012.  Borrowing options and restrictive covenants are similar to those of our previous $160 million senior revolving credit facility.  The $220 million senior revolving credit facility includes a $110 million letter of credit subfacility which is in addition to the $35 million letter of credit facility.

On July 25, 2007, we established a $250 million Accounts Receivable Facility.  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  As of September 30, 2007, we had $30.0 million drawn under the Accounts Receivable Facility, which expires in July 2012.  When the pending sale of Metals is completed and the inclusion of the Pioneer accounts receivable are considered, the amount we have available under the Accounts Receivable Facility is expected to decrease to approximately $125 million.

We issued 0.7 million shares of common stock with a total value of $12.9 million to the CEOP for both the nine months ended September 30, 2007 and 2006. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends. We issued 0.1 million and 0.2 million shares with a total value of $1.5 million and $4.4 million, representing stock options exercised for the nine months ended September 30, 2007 and 2006, respectively.

The percent of total debt to total capitalization increased to 45.2% at September 30, 2007, from 31.8% at year-end 2006. The increase was due primarily to the additional debt resulting from the Pioneer acquisition.

In the first three quarters of 2007 and 2006, we paid a quarterly dividend of $0.20 per share. In October 2007, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 10, 2007 to shareholders of record on November 9, 2007.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations, short-term borrowings under our revolving credit facilities and borrowings under our Accounts Receivable Facility. We also have access to the debt and equity markets.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as vinyls, urethanes, and pulp and paper sectors. Cash flow from operations is affected by changes in ECU selling prices caused by changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $17 million annual change in our revenues and pretax profit when we are operating at full capacity, including the capacity acquired with Pioneer.

Our current debt structure is used to fund our business operations. As of September 30, 2007, we had borrowings of $430.7 million, of which $34.7 million was issued at variable rates. We have entered into interest rate swaps on $101.6 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $4.1 million and are included in Other Assets on the accompanying Condensed Balance Sheets, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness. Commitments from banks under our revolving credit facilities are an additional source of liquidity.

On August 31, 2007 we acquired Pioneer and assumed $120.0 million aggregate principal of 2.75% Convertible Notes.  Terms of the Convertible Notes require that in the event of a change in control of Pioneer, the notes are convertible into common shares of Pioneer.  Since we purchased all the common shares of Pioneer, the noteholders will receive cash up to the principal amount of the Convertible Notes, and a premium of $218.83 for every $1,000 principal amount of Convertible Notes held by the noteholders, or a total of $26.3 million for the $120.0 million of Convertible Notes outstanding.  As of October 30, 2007, $83.4 million of the Convertible Notes and related premium were repaid using drawings from our Accounts Receivable Facility.  We expect the remaining $62.9 million of Convertible Notes and related premium to be repaid in the fourth quarter of 2007.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2006, our guarantee of these notes was $67.0 million at September 30, 2007. In the event SunBelt cannot make any of these payments, we would be required to fund our half of such payment. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At September 30, 2007, December 31, 2006, and September 30, 2006, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and requires a measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on the treatment of derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. This interpretation was effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN No. 48 on January 1, 2007.  As a result of the implementation, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which has been accounted for as an increase to Accumulated Deficit.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, and electricity and natural gas used primarily in our Metals and Winchester segments’ products, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2007, we maintained open positions on futures contracts totaling $81.2 million ($32.6 million at December 31, 2006 and $29.6 million at September 30, 2006). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $8.1 million ($3.3 million at December 31, 2006 and $3.0 million at September 30, 2006) increase in our cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

Beginning in 2007, we entered into forward metal sales transactions to hedge elements of our Metals business inventory. The purpose of the hedging activity was to protect the inventory against changes in fair value due to changes in the spot metal prices. In connection with entering into an agreement to sell our Metals business, we entered into additional forward metal sales transactions.  The derivative contracts designated as fair value hedges of our Metals inventory were marked-to-market within the quarter based upon changes in the COMEX forward prices, and the Metals inventory being hedged was marked-to-market based upon changes in the spot price at the end of the quarter. The differences between the indices used to mark-to-market the Metals inventory being hedged and the forward contracts designated as fair value hedges can result in volatility in our reported earnings. However, over time gains or losses on the sale of the Metals inventory will be offset by gains or losses on the fair value hedges, resulting in the realization of gross margin we anticipated at the time the transaction was structured.  In the nine months ended September 30, 2007, we recognized a pretax loss of $1.8 million related to hedge ineffectiveness and changes in time value excluded from the assessment of hedge ineffectiveness.  The financial impact of these forward metal sale transactions has been included in the income from discontinued operations.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund our business operations, and commitments from banks under our revolving credit facilities are a source of liquidity. As of September 30, 2007, December 31, 2006, and September 30, 2006, we had long-term borrowings of $430.7 million, $253.9 million, and $254.2 million, respectively, of which $34.7 million at September 30, 2007 and $2.9 million at December 31, 2006 and September 30, 2006 were issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $101.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases, the underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the term of the swap is the same as the underlying debt instrument.

Assuming no changes in the $104.5 million of variable-rate debt levels from December 31, 2006, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2006 would impact interest expense by $1.0 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of September 30, 2007:

Underlying Debt Instrument	Swap Amount	Date of Swap	September 30, 2007 Floating Rate
	($ in millions)
9.125%, due 2011	$50.0	December 2001	8.874%
9.125%, due 2011	$25.0	March 2002	7.5-8.5%	(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.0% to 6.75%, due 2007-2017	$21.1	March 2002	5.40%
	$5.5	March 2002	5.54%

(a)  Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense, resulting in an increase in pretax income of $0.4 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings.

St. Gabriel Mercury Vapor Emissions Release

Our recently acquired subsidiary, Pioneer, discovered in October 2004 that the carbon-based system used to remove mercury from the hydrogen gas stream at the St. Gabriel facility was not at that time sufficiently effective, resulting in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (LDEQ). Pioneer immediately reduced the plant’s operating rate to ensure that emissions were below the permitted levels and, in late November 2004, completed the installation of the necessary equipment and made the other needed changes, and the plant resumed its normal operations. Pioneer’s emissions monitoring since that time confirmed that the air emissions are below the permit limits. In January 2005, the LDEQ issued a violation notice to Pioneer as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $0.4 million with respect to the notice of violation. Given the facts and circumstances, in correspondence dated June 18, 2007, Pioneer requested that the LDEQ reconsider the penalty assessment based on several factors, and the LDEQ is currently reviewing that request.

Denton v. McGovern

We are responsible as indemnitor of the former directors of Pioneer, who were named as defendants in this action, which was filed in the 129th Judicial District of the Harris County District Court in Texas in June 2007.  Originally filed as a stockholder derivative action and now purportedly pleaded as a class action, the suit alleges state law claims for breach of fiduciary duty by the former Pioneer directors in connection with our acquisition of Pioneer.  The suit requests certification of a class, declaratory relief, rescission of the Pioneer transaction or, if rescission is not feasible, an award of money damages, attorney’s fees and unspecified other equitable relief.  We (and Pioneer) were initially named as defendants, but were not included as defendants in plaintiff’s Third Amended Petition for Breach of Fiduciary Duties, which was served on September 17, 2007. This lawsuit is in the preliminary stages, the plaintiffs' claimed damages have not been quantified and the outcome of this matter cannot be predicted. We believe, however, that the former directors have good defenses and intend to vigorously defend against the claims asserted in this lawsuit.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)       Not applicable.

(b)       Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2007	—	N/A	—
August 1-31, 2007	—	N/A	—
September 1-30, 2007	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through September 30, 2007, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Compensatory Arrangements with Certain Officers

On October 24, 2007, in connection with the expiration on October 31, 2007, of the Executive Agreement, dated as of November 1, 2002, between Olin and each of Joseph D. Rupp, John L. McIntosh and George H. Pain (collectively, the “Executives”), the Compensation Committee of Olin’s Board of Directors authorized Olin to enter into an Executive Agreement and an Executive Change in Control Agreement with each Executive, effective November 1, 2007.

Below is a summary of the material terms of the Executive Agreements and Executive Change in Control Agreements.  The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Executive Agreement with Messrs. Rupp, McIntosh and Pain, filed as Exhibit 10.1, and the full text of the form of Executive Change in Control Agreement with Messrs. Rupp, McIntosh and Pain, filed as Exhibit 10.2, to this Quarterly Report on Form 10-Q, each of which is incorporated herein by reference.

The Executive Agreements and Executive Change in Control Agreements are initially scheduled to expire on January 26, 2011, provided that, beginning on January 26, 2009 and on each January 26 thereafter, the term of each such agreement will be extended automatically for one additional year unless Olin provides the relevant Executive with notice of non-extension at least 90 days prior to the scheduled extension date.

The Executive Agreements provide that if an Executive’s employment terminates without cause (as defined in the Executive Agreements) at any time during the term of the agreement, the Executive will be entitled to an amount equal to the sum of 12 months of the Executive’s then current base salary and a specified annual bonus amount, which amounts will be payable in equal installments in accordance with Olin’s normal payroll practices during the 12-month period that begins on the 55th day after the date of termination.  In addition, the Executive will be entitled to 12 months of service credit under Olin’s pension plans, if termination occurs before January 1, 2008, or 12 months of retirement plan contributions under Olin’s defined contribution plans, if termination occurs on or after January 1, 2008.  The Executive will also be entitled to 12 months of continued medical, dental and life insurance benefits and 12 months of outplacement services.  Furthermore, in the event that termination occurs after the first quarter of any year, the Executive will be entitled to a prorated annual bonus based on the average of the level of annual bonuses actually paid to members of the Executive’s measurement organizational unit for the year of termination.

In order for the Executive to be entitled to any of the separation payments and benefits pursuant to the Executive Agreement, the Executive must first execute a waiver and release of any and all claims against Olin.  In addition, unless the Executive’s employment is terminated under circumstances that would entitle the Executive to severance under the Executive Change in Control Agreement, during the one-year period following termination of the Executive’s employment, the Executive will be subject to restrictive covenants that prohibit competition with Olin and solicitation and hiring of Olin’s employees.  The Executive is also prohibited from disclosing Olin’s trade secrets and other confidential information.

The Executive Change in Control Agreements provide that if an Executive’s employment terminates without cause or for good reason (each, as defined in the Executive Change in Control Agreement) at any time during the three-year period following a change in control (as defined in the Executive Change in Control Agreement), the Executive will be entitled to a lump-sum payment in an amount equal to three times the sum of the Executive’s then current annual base salary and a specified annual bonus amount.  In addition, the Executive will be entitled to 36 months of service credit under Olin’s pension plans, if termination occurs before January 1, 2008, or 36 months of retirement plan contributions under Olin’s defined contribution plans, if termination occurs on or after January 1, 2008.  The Executive will also be entitled to 36 months of continued medical, dental and life insurance benefits and 12 months of outplacement services.  Furthermore, in the event that termination occurs after the first quarter of any year, the Executive will be entitled to a prorated bonus based on the average of the level of annual bonuses actually paid to members of the Executive’s measurement organizational unit for the year of termination.  In the event that an Executive receives any payments or benefits during the term of the Executive Change in Control Agreement that become subject to an excise tax as a result of Section 280G of the Internal Revenue Code, the Executive will be entitled to a gross-up with respect to the excise tax.

Item 6. Exhibits.

10.1	Form of Executive Agreement with Joseph Rupp, John McIntosh, and George Pain, dated as of November 1, 2007.

10.2	Form of Executive Change in Control Agreement with Joseph Rupp, John McIntosh, and George Pain dated as of November 1, 2007.

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ John E. Fischer
Vice President and Chief Financial Officer (Authorized Officer)

Date: October 30, 2007

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Executive Agreement with Joseph Rupp, John McIntosh, and George Pain, dated as of November 1, 2007.

10.2	Form of Executive Change in Control Agreement with Joseph Rupp, John McIntosh, and George Pain dated as of November 1, 2007.

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer