Form 10-K
period 2007-12-31
OLIN CORP
filed 2008-02-28
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes    ☐ No    ☒

As of June 30, 2007, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $1,548,896,370 based on the closing sale price as reported on the New York Stock Exchange.

As of January 31, 2008, 74,571,996 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s 2008 Annual Meeting of Shareholders to be held on April 24, 2008	Part II, Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a manufacturer concentrated in two business segments: Chlor Alkali Products and Winchester®. Chlor Alkali Products manufactures and sells chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, sodium chlorate, bleach products and potassium hydroxide, which represent 66% of 2007 sales. Winchester products, which represent 34% of 2007 sales, include sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges. See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to a subsidiary of Global Brass and Copper Holdings, Inc. (Global), an affiliate of KPS Capital Partners, LP, a New York-based private equity firm.  The transaction closed on November 19, 2007.  Accordingly, for all periods presented prior to the sale, Metals’ assets and liabilities are classified as "held for sale" and presented separately in the Consolidated Balance Sheets, and the related operating results and cash flows are reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively.

On August 31, 2007 we acquired Pioneer Companies, Inc. (Pioneer), whose earnings were included in the accompanying financial statements since the date of acquisition.

GOVERNANCE

We maintain an Internet website at www.olin.com. Our reports on Form 10-K, Form 10-Q, and Form 8-K, as well as amendments to those reports, are available free of charge on our website, as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (SEC). Additionally, a copy of our SEC filings can be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. Also, a copy of our electronically filed materials can be obtained at www.sec.gov. Our Principles of Corporate Governance, Committee Charters and Code of Conduct are available on our website at www.olin.com in the Governance Section under Governance Documents and Committees or from the Company by writing to: George Pain, Vice President, General Counsel and Secretary, Olin Corporation, 190 Carondelet Plaza, Suite 1530, Clayton, MO 63105.

In May 2007, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by Olin. Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the North American chlor alkali market. Chlorine and caustic soda are co-produced commercially by the electrolysis of salt. These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The industry refers to this as an Electrochemical Unit or ECU. With a demonstrated capacity as of the end of 2007 of 1.94 million ECUs per year, including the additional capacity from the acquisition of Pioneer in August 2007 and 50% of the production from our partnership with PolyOne Corporation (PolyOne), which we refer to as SunBelt, we are the third largest chlor alkali producer, measured by production volume of chlorine and caustic soda, in North America, according to data from Chemical Market Associates, Inc. (CMAI). CMAI is a global petrochemical, plastics and fibers consulting firm established in 1979. Approximately 55% of our caustic soda production is high purity membrane and rayon grade, which, according to CMAI data, normally commands a premium selling price in the market. According to data from CMAI, we are the largest North American producer of industrial bleach, which is manufactured using both chlorine and caustic soda.

Our manufacturing facilities in Augusta, McIntosh, Charleston, St. Gabriel, Henderson, Becancour, Dalhousie, and a portion of our facility in Niagara Falls are ISO 9002 certified.  In addition, Augusta, McIntosh, Charleston, and Niagara Falls are ISO 14001 certified.  ISO 9000 (which includes ISO 9001 and ISO 9002) and ISO 14000 (which includes ISO 14001) are sets of related international standards on quality assurance and environmental management developed by the International Organization for Standardization to help companies effectively document the quality and environmental management system elements to be implemented to maintain effective quality and environmental management systems. Augusta, McIntosh, Charleston, Niagara Falls, and St. Gabriel have also achieved Star status in the Voluntary Protection Program (VPP) of the Occupational Safety and Health Administration (OSHA). OSHA’s VPP is a program in which companies voluntarily participate that recognizes facilities for their exemplary safety and health programs. In 2005, Chlor Alkali Products obtained accreditation under the RC 14001 Responsible Care® (RC 14001) standard. Our Augusta, McIntosh, Charleston, and Niagara Falls chlor alkali manufacturing sites and the division headquarters are certified to this comprehensive integrated management system. Supported by the chemical industry and recognized by government and regulatory agencies, RC14001 establishes requirements for the management of safety, health, environmental, security, transportation, product stewardship, and stakeholder engagement activities for the business.

Chlorine is used as a raw material in the production of thousands of products for end-uses including vinyls, chlorinated intermediates, isocyanates, and water treatment.  A significant portion of U.S. chlorine production is consumed in the manufacture of ethylene dichloride, or EDC, a precursor for polyvinyl chloride, or PVC. PVC is a plastic used in applications such as vinyl siding, plumbing and automotive parts.  We estimate that approximately 9% of our chlorine produced, including the production from the acquisition of Pioneer, is consumed in the manufacture of EDC.  While much of the chlorine produced in the U.S. is consumed by the producing company to make downstream products, we sell most of the chlorine we produce to third parties in the merchant market.

Caustic soda has a wide variety of end-use applications, the largest of which is in the pulp and paper industry as a bleaching agent. Caustic soda is also used in the production of detergents and soaps, alumina and a variety of other inorganic and organic chemicals.

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added. Because chlorine and caustic are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product. Prices for both products respond rapidly to changes in supply and demand. Our ECU netbacks (defined as gross selling price less freight and discounts) averaged approximately $505 per ECU in the first half of 2007 and then increased in the third quarter, with fourth quarter combined 2007 netbacks averaging approximately $555 per ECU.

Electricity and salt are the major purchased raw materials for our Chlor Alkali Products segment. Raw materials represent approximately 50% of the total cost of producing an ECU. Electricity is the single largest raw material component in the production of chlor alkali products. During the past four years, we experienced an increase in the cost of electricity from our suppliers due primarily to energy cost increases and regulatory requirements. We are supplied by utilities that primarily utilize coal, hydroelectric, natural gas, and nuclear power. The commodity nature of this industry places an added emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry. We are currently investing in a conversion and expansion project at our St. Gabriel location.  This project will increase capacity at that location from 197,000 ECU’s to 246,000 ECU’s and is expected to significantly reduce the site’s manufacturing costs.  In addition, as market demand requires, we believe the design of the SunBelt plant, as well as the eventual design of the St. Gabriel plant, will enable us to expand capacity cost-effectively at these locations.

We also manufacture and sell other chlor alkali-related products and we recently invested in capacity and product upgrades in some of these areas. These products include chemically processed salt, hydrochloric acid, sodium hypochlorite, hydrogen, sodium hydrosulfite, sodium chlorate, and potassium hydroxide.

The following table lists products of our Chlor Alkali Products business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, manufacture of vinyl chloride, bleach, swimming pool chemicals & urethane chemicals	Augusta, GA Becancour, Quebec Charleston, TN Dalhousie, New Brunswick Henderson, NV McIntosh, AL Niagara Falls, NY St. Gabriel, LA	salt, electricity

Sodium hypochlorite (bleach)	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Becancour, Quebec Charleston, TN Dalhousie, New Brunswick Henderson, NV McIntosh, AL Niagara Falls, NY Santa Fe Springs, CA Tacoma, WA Tracy, CA	chlorine, caustic soda

Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water and wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore and mineral processing	Augusta, GA Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY	chlorine, hydrogen

Potassium hydroxide	Fertilizer manufacturing, soaps, detergents and cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	potassium chloride, electricity

Hydrogen	Fuel source, hydrogen peroxide and hydrochloric acid	Augusta, GA Becancour, Quebec Charleston, TN McIntosh, AL Niagra Falls, NY St. Gabriel, LA	salt, electricity

Sodium chlorate	Pulp and paper manufacturing	Dalhousie, New Brunswick	sodium chloride, electricity

Sodium hydrosulfite	Paper, textile & clay bleaching	Charleston, TN	caustic soda, sulfur dioxide

Strategies

Continued Role as a Preferred Supplier to Merchant Market Customers.    Based on our market research, we believe our Chlor Alkali Products business is viewed as a preferred supplier by our merchant market customers. We will continue to focus on providing quality customer service support and developing relationships with our valued customers.

Pursue Incremental Expansion Opportunities.    We have invested in capacity and product upgrades in our chemically processed salt, hydrochloric acid, sodium hypochlorite, potassium hydroxide and hydrogen businesses. These expansions increase our captive use of chlorine while increasing the sales of these co-products. These niche businesses provide opportunities to upgrade chlorine and caustic to higher value-added applications. We also have the opportunity, when business conditions permit, to pursue incremental expansion through SunBelt and at St. Gabriel after completion of the current conversion and expansion project.

Winchester

Products and Services

Winchester is in its 141st year of operation and its 77th year as part of Olin. Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers, law enforcement agencies and domestic and international militaries. We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Our legendary Winchester product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, reloading components and industrial cartridges. We believe we are the leading U.S. supplier of small caliber commercial ammunition. As part of our continuous improvement initiatives, our manufacturing facility located in East Alton, IL achieved ISO 9001:2000 certification in 2006.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors. Winchester has built its business with key high volume mass merchants and specialty sporting goods retailers. We have consistently developed industry-leading ammunition. Winchester has received the Shooting Industry Academy of Excellence “Ammunition of the Year” award for six consecutive years.  In 2007, Winchester’s Supreme Elite™ XP3™ centerfire rifle product line was honored with the National Rifle Association’s “Golden Bullseye Award” in the ammunition category.  In addition, two Winchester loads were selected by Outdoor Life magazine to receive the “2007 Editor’s Choice” award for new ammunition products:  Winchester’s WinLite Low Recoil Target Loads received the designation in the Target/Wingshooting Shotshell category, while Winchester Supreme .460 S&W Partition Gold was honored in the Handgun ammunition category.  Winchester’s 20-Gauge WinLite Low Recoil Target Load was additionally highlighted in Field & Stream magazine’s “2007 Gear of the Year” feature.

Winchester purchases raw materials such as copper-based strip and ammunition cartridge case cups and lead from vendors based on a conversion charge or premium.  These conversion charges or premiums are in addition to the market prices for metal as posted on exchanges such as the Commodity Exchange, or COMEX, and London Metals Exchange, or LME. Winchester’s other main raw material is propellant, which is purchased predominantly from one of the United States’ largest propellant suppliers.

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

Strategies

Leverage Existing Strengths.    Winchester plans to seek new opportunities to leverage the legendary Winchester brand name and will continue to offer a full line of ammunition products to the markets we serve, with specific focus on investments that lower our costs and that make Winchester ammunition the retail brand of choice.

Focus on Product Line Growth.    With a long record of pioneering new product offerings, Winchester has built a strong reputation as an industry innovator. This includes the introduction of reduced-lead and non-lead products, which are growing in popularity for use in indoor shooting ranges and for outdoor hunting.

INTERNATIONAL OPERATIONS

Our subsidiary, PCI Chemicals Canada Company/Société PCI Chimie Canada, operates two chlor alkali facilities, Becancour and Dalhousie, in Canada, which sells chlor alkali-related products within Canada and to the United States.  Our subsidiary, Winchester Australia Limited, loads and packs sporting and industrial ammunition in Australia. See the Note “Segment Information” of the Notes to Consolidated Financial Statements in Item 8, for geographic segment data. We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

During 2007, no single customer accounted for more than 9% of consolidated sales. Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 6% of consolidated sales in 2007. Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales. We sell some of our products, such as caustic soda and sporting ammunition, to a large number of users or distributors, while we sell others, such as chlorine, in substantial quantities to a relatively small number of industrial users. We discuss the customers for each of our two businesses in more detail above under “Products and Services.”

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

Chlor alkali manufacturers in North America, with approximately 15.0 million tons of chlorine and 15.9 million tons of caustic soda capacity, account for approximately 21% of worldwide chlor alkali production capacity. According to CMAI,  the Dow Chemical Company (Dow), and the Occidental Chemical Corporation (OxyChem), are the two largest chlor alkali producers in North America.  Approximately 70% of the total North American capacity is located in the U.S. Gulf Coast region.

Many of our competitors are integrated producers of chlorine, using some of, or all, of their chlorine production in the manufacture of other downstream products.  In contrast, we are primarily a merchant producer of chlorine and sell the majority of our chlorine to merchant customers.  We do utilize chlorine to manufacture industrial bleach and hydrochloric acid.  As a result, we supply a greater share of the merchant chlorine market than our share of overall industry capacity.   There is a worldwide market for caustic soda, which attracts imports and allows exports depending on market conditions.  All of our competitors sell caustic soda into the North American market.

The chlor alkali industry in North America is highly competitive, and many of our competitors, including Dow and OxyChem, are substantially larger and have greater financial resources than we do. While the technologies to manufacture and transport chlorine and caustic soda are widely available, the production facilities require large capital investments, and are subject to significant regulatory and permitting requirements.

We are among the largest manufacturers in the United States of commercial small caliber ammunition based on data provided by the Sporting Arms and Ammunition Manufacturers’ Institute (SAAMI). Founded in 1926, SAAMI is an association of the nation’s leading manufacturers of sporting firearms, ammunition and components. According to

SAAMI, in addition to our Winchester business, Alliant Techsystems Inc. (ATK) and Remington Arms Company, Inc. (Remington) are the three largest commercial ammunition manufacturers in the United States.  The ammunition industry is highly competitive with us, ATK, Remington, numerous smaller domestic manufacturers and foreign producers competing for sales to the commercial ammunition customers. Many factors influence our ability to compete successfully, including price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.

EMPLOYEES

As of December 31, 2007, we had approximately 3,600 employees, with 3,300 working in the United States and 300 working in foreign countries, primarily Canada. Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.

The following labor contracts are scheduled to expire in 2008:

Location	Number of Employees	Expiration Date
McIntosh (Chlor Alkali)	200	April
East Alton (Winchester)	1,420	December
Tacoma (Chlor Alkali)	15	December

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude these labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition, or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were $2.0 million in 2007, $1.8 million in 2006, and $1.7 million in 2005.

We own or license a number of patents, patent applications, and trade secrets covering our products and processes. We believe that, in the aggregate, the rights under our patents and licenses are important to our operations, but we do not consider any individual patent or license or group of patents and licenses related to a specific process or product to be of material importance to our total business.

RAW MATERIALS AND ENERGY

We purchase the major portion of our raw material requirements. The principal basic raw materials for our production of chlor alkali products are salt, electricity, sulfur dioxide, and hydrogen. A portion of the salt used in our Chlor Alkali Products segment is produced from internal resources. Lead, brass, and propellant are the principal raw materials used in the Winchester business. We typically purchase our electricity, salt, sulfur dioxide, ammunition cartridge case cups and copper-based strip, and propellants pursuant to multi-year contracts.  We provide additional information with respect to specific raw materials in the tables above under “Products and Services.”

Electricity is the predominant energy source for our manufacturing facilities. Most of our facilities are served by utilities which generate electricity principally from coal, hydroelectric and nuclear power except at St. Gabriel and Henderson which use natural gas.

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS

In the United States, the establishment and implementation of federal, state and local standards to regulate air, water and land quality affect substantially all of our manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances, and remediation of contaminated sites has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. Our Canadian facilities are governed by federal environmental laws administered by Environment Canada and by provincial environmental laws enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above.  We employ waste minimization and pollution prevention programs at our manufacturing sites and we are a party to various governmental and private environmental actions associated with waste disposal sites and manufacturing facilities. Charges or credits to income for investigatory and remedial efforts were material to operating results in the past three years and may be material to net income in future years.

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

The business of most of our customers, particularly our vinyl, urethanes, and pulp and paper customers are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in some cases, lower average selling prices. Therefore, any significant downturn in our customers’ businesses or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations or financial condition.

Although we do not generally sell a large percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon a healthy economy beyond the United States. Our customers sell their products abroad. As a result, our business is affected by general economic conditions and other factors in Western Europe and most of East Asia, particularly China and Japan, including fluctuations in interest rates, customer demand, labor costs, currency changes, and other factors beyond our control. The demand for our customers’ products, and therefore, our products, is directly affected by such fluctuations. In addition, our customers could decide to move some or all of their production to lower cost, offshore locations, and this could reduce demand in the United States for our products. We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a downturn in the Western European, Asian or world economies, increases in interest rates, or unfavorable currency fluctuations.

Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly declines in the ECU netback for chlorine and caustic.

Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical and ammunition industries. We experience cycles of fluctuating supply and demand in each of our business segments, particularly in Chlor Alkali Products, which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices.  No new significant chlor alkali capacity became available during 2005, 2006, or 2007, and currently, the capacity increases expected in 2008 and 2009 are at our St. Gabriel facility and the Shintech facility in Plaquemine, LA.  In October 2006, Dow closed its Fort Saskatchewan Chlor Alkali facility in Western Canada. Closure of this plant had limited impact on Olin.  Another factor influencing demand and pricing for chlorine and caustic soda is the price of natural gas. Higher natural gas prices increase our customers’ and competitors’ manufacturing costs, and depending on the ratio of crude oil to gas prices, could make them less than competitive in world markets; and therefore, may result in reduced demand for our products. Continued expansion offshore, particularly in Asia, will continue to have an impact on the ECU values as imported caustic soda replaces some capacity in the U.S.

Price in the chlor alkali industry is a major supplier selection criterion. We have little or no ability to influence prices in this large commodity market. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $17.0 million annual change in our revenues and pretax profit when we are operating at full capacity, including the capacity acquired with Pioneer. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and by controlling transportation, selling, and administration expenses, we cannot assure you that these efforts will be sufficient to offset fully the effect of changes in pricing on operating results.

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

Our Winchester segment is also subject to changes in operating results as a result of cyclical pricing pressures, but to a lesser extent than the Chlor Alkali Products segment. Selling prices of ammunition are affected by changes in raw material costs and availability and customer demand, and declines in average selling prices of our Winchester segment could adversely affect our profitability.

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

The ultimate costs and timing of environmental liabilities are difficult to predict. Liabilities under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party lawsuits claiming, for example, personal injury and/or property damage, as a result of past or future violations of, or liabilities under, environmental or other laws.

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

In May 2007 and September 2006, we made voluntary pension plan contributions of $100.0 million and $80.0 million, respectively.  In September 2005, we made a voluntary pension plan contribution of $6.1 million in order to maintain a 90% funded level under the Employee Retirement Income and Security Act (ERISA) criteria used to determine funding levels.

Under Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158), we recorded a $138.3 million after-tax credit ($226.6 million pretax) to Shareholders’ Equity as of December 31, 2007 for our pension and other postretirement plans.  This credit reflected a 25-basis point increase in the plans’ discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $100.0 million contribution.   In 2006, we recorded an after-tax credit of $54.5 million ($89.2 million pretax) to Shareholders’ Equity as a result of a decrease in the accumulated pension benefit obligation, which resulted primarily from a 25-basis point increase in the plan discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $80.0 million contribution. In 2006, we adopted SFAS No. 158, which required us to record a net liability or asset to report the funded status of our defined benefit pension and other postretirement plans on our balance sheet. As a result, we recorded after-tax charges to Shareholders’ Equity of $39.7 million and $33.6 million for the pension and other postretirement plans, respectively ($65.0 million and $55.0 million pretax, respectively). In 2005, a 25-basis point decline in interest rates and the cost impact of contractual pension plan changes more than offset the increase in the value of the plan assets. Therefore, we recorded in December 2005 an additional after-tax charge of $29.2 million ($47.8 million pretax) as a result of an increase in the accumulated pension benefit obligation.  The non-cash credits or charges to Shareholders’ Equity do not affect our ability to borrow under our revolving credit agreement.

During 2007, the asset allocation in the plan was adjusted to insulate the plan from discount rate risk and reduce the plan’s exposure to equity investments.  On October 5, 2007, we announced that we would freeze our defined benefit pension plan for salaried and certain non-bargained hourly workers effective January 1, 2008.  Effective January 1, 2008, these employees will participate in a defined contribution pension plan.  In 2008, we expect pension expense associated with the defined benefit plan to be approximately $19 million lower compared to 2007.  This reduction reflects an additional 25-basis point increase in the discount rate, the benefits of the $100.0 million voluntary contribution made in May 2007, favorable asset performance in 2007, and the benefits of the plan freeze.  This reduction will be partially offset by an approximate $6 million increase in expenses associated with the defined contribution plan that replaced the defined benefit plan.

The determinations of pension expense and pension funding are based on a variety of rules and regulations. Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets. They may also result in higher pension costs, additional financial statement disclosure, and accelerate and increase the need to fully fund the pension plan. During the third quarter of 2006, the “Pension Protection Act of 2006” became law. Among the stated objectives of the law were the protection of both pension beneficiaries and the financial health of the Pension Benefit Guaranty Corporation (PBGC). To accomplish these objectives, the new law required sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums.  Based on the combination of the asset allocation adjustment, the favorable asset performance in 2006 and 2007, the $100.0 and $80.0 voluntary contributions, and the benefits from the plan freeze, it is likely that the defined benefit pension plan will meet the full funding requirements of the Pension Protection Act of 2006 without any additional contributions.  At December 31, 2007, the market value of assets in our defined pension plan exceeded the accumulated benefit obligation of our defined pension plan by $139.7 million.

In addition, the impact of declines in global equity and bond markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension in future years. For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have increased or decreased, respectively, the 2007 qualified pension plan cost by approximately $14.0 million.

Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension costs for 2007 and the projected benefit obligation as of December 31, 2007 would have increased pension costs by $5.7 million and the projected benefit obligation by $88.0 million. A 50-basis point increase in the discount rate used to calculate pension costs for 2007 and the projected benefit obligation as of December 31, 2007 would have decreased pension costs by $6.5 million and the projected benefit obligation by $88.0 million.

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

Cost Control—Our profitability could be reduced if we continue to experience increasing raw material, utility, transportation or logistics costs, or if we fail to achieve our targeted cost reductions, including the synergies expected to be realized by the Pioneer acquisition.

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

Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes. The following labor contracts are scheduled to expire in 2008:

Location	Number of Employees	Expiration Date
McIntosh (Chlor Alkali)	200	April
East Alton (Winchester)	1,420	December
Tacoma (Chlor Alkali)	15	December

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude future labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition, or results of operations.

Indebtedness—Our indebtedness could adversely affect our financial condition and limit our ability to grow and compete, which could prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2007, we had $259.0 million of indebtedness outstanding, including $6.6 million representing the fair value related to $101.6 million of interest rate swaps in effect at December 31, 2007 and excluding our guarantee of $60.9 million of indebtedness of SunBelt. This does not include our $220.0 million senior credit facility of which we had $177.3 million available on that date because we had issued $42.7 million of letters of credit. As of December 31, 2007, our indebtedness represented 28.1% of our total capitalization.  At December 31, 2007, we had $9.8 million of our indebtedness due within one year.

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

At December 31, 2007, we had interest rate swaps of $101.6 million, which convert a portion of our fixed rate debt to a variable rate. As a result, 42% of our indebtedness bears interest at variable rates that are linked to short-term interest rates. If interest rates rise, our costs relative to those obligations would also rise. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” and “Liquidity and Other Financing Arrangements.”

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

We have manufacturing sites at 14 separate locations in ten states, Canada and Australia. Most manufacturing sites are owned although a number of small sites are leased. We listed the locations at or from which our products and services are manufactured, distributed, or marketed in the tables set forth under the caption “Products and Services.”

We lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments.

Item 3. LEGAL PROCEEDINGS

Saltville

We have completed all work in connection with remediation of mercury contamination at the site of our former mercury cell chlor alkali plant in Saltville, VA required to date. In mid-2003, the Trustees for natural resources in the North Fork Holston River, the Main Stem Holston River, and associated floodplains, located in Smyth and Washington Counties in Virginia and in Sullivan and Hawkins Counties in Tennessee notified us of, and invited our participation in, an assessment of alleged injuries to natural resources resulting from the release of mercury. The Trustees also notified us that they have made a preliminary determination that we are potentially liable for natural resource damages in said rivers and floodplains. We have agreed to participate in the assessment.  We and the Trustees have agreed to enter into discussions concerning a resolution of this matter.  In light of the early stage, and inherent uncertainties, of the assessment, we cannot at this time determine whether the financial impact, if any, of this matter will be material to our financial position or results of operations. See “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

St. Gabriel Mercury Vapor Emissions Release

Our recently acquired subsidiary, Pioneer, discovered in October 2004 that the carbon-based system used to remove mercury from the hydrogen gas stream at the St. Gabriel facility was not at that time sufficiently effective, resulting in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (LDEQ). Pioneer immediately reduced the plant’s operating rate and, in late November 2004, completed the installation of the necessary equipment and made the other needed changes, and the plant resumed its normal operations. Pioneer’s emissions monitoring since that time confirmed that the air emissions are below the permit limits. In January 2005, the LDEQ issued a violation notice to Pioneer as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $0.4 million with respect to the notice of violation. Pioneer has administratively appealed the penalty assessment.  Given the facts and circumstances, Pioneer requested that the LDEQ reconsider the penalty assessment.

Other

As part of the continuing environmental investigation by federal, state, and local governments of waste disposal sites, we have entered into a number of settlement agreements requiring us to participate in the investigation and cleanup of a number of sites. Under the terms of such settlements and related agreements, we may be required to manage or perform one or more elements of a site cleanup, or to manage the entire remediation activity for a number of parties, and subsequently seek recovery of some or all of such costs from other Potentially Responsible Parties (PRPs). In many cases, we do not know the ultimate costs of our settlement obligations at the time of entering into particular settlement agreements, and our liability accruals for our obligations under those agreements are often subject to significant management judgment on an ongoing basis. Those cost accruals are provided for in accordance with generally accepted accounting principles and our accounting policies set forth in the environmental matters section in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the three months ended December 31, 2007.

Executive Officers of the Registrant as of February 27, 2008

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (57)	Chairman, President and Chief Executive Officer	1996
Stephen C. Curley (56)	Vice President and Treasurer	2005
John E. Fischer (52)	Vice President and Chief Financial Officer	2004
G. Bruce Greer, Jr. (47)	Vice President, Strategic Planning	2005
Richard M. Hammett (61)	Vice President and President, Winchester Division	2005
Dennis R. McGough (59)	Vice President, Human Resources	2005
John L. McIntosh (53)	Vice President and President, Chlor Alkali Products Division	1999
George H. Pain (57)	Vice President, General Counsel and Secretary	2002
Todd A. Slater (44)	Vice President and Controller	2005

No family relationship exists between any of the above named executive officers or between any of them and any of our directors. Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

J. D. Rupp, J. L. McIntosh, and G. H. Pain have served as executive officers more than five years.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 31, 2008, we had 5,325 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange.

The high and low sales prices of our common stock during each quarterly period in 2007 and 2006 are listed below. A dividend of $0.20 per common share was paid during each of the four quarters in 2007 and 2006.

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$18.33	$21.20	$22.99	$24.53
Low	15.97	16.45	17.45	18.51

2006
Market price of common stock per New York Stock Exchange composite transactions
High	$22.00	$22.65	$18.32	$17.70
Low	19.47	16.39	14.22	15.20

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2007	—	N/A	—
November 1-30, 2007	—	N/A	—
December 1-31, 2007	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, we announced a share repurchase program approved by our board of directors for the purchase of up to 5 million shares of common stock. Through December 31, 2007, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders(2)	3,210,911	(3)	$18.59	(3)	3,229,028
Equity compensation plans not approved by security holders(4)	N/A	(4)	N/A	(4)	N/A	(4)

Total	3,210,911		$18.59	(3,4)	3,229,028

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.
(2)
Consists of the 2000 Long Term Incentive Plan, the 2003 Long Term Incentive Plan, the 2006 Long Term Incentive Plan and the 1997 Stock Plan for Non-employee Directors. Does not include information about the equity compensation plans listed in the table below, which have expired. No additional awards may be granted under those expired plans. As of December 31, 2007:

Plan Name	Expiration Date	Number of Securities Issuable Under Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Term
1988 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries	4/30/98	18,400	$27.17	0.1 year
Olin 1991 Long Term Incentive Plan	4/30/01	379,790	$18.97	2.1 years
1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries	1/25/06	1,908,510	$20.59	1.8 years

(3)	Includes:

•
2,690,540 shares issuable upon exercise of options with a weighted average exercise price of $18.59, and a weighted average remaining term of 6.5 years, (which include 474,000 shares subject to performance accelerated vesting options, that vest on the earlier of December 27, 2009, or the tenth day in any 30 calendar day period upon which the average of the high and low per share sales prices of Olin’s common stock as reported on the consolidated transaction system for New York Stock Exchange issues is at or above $28.00),

•	50,700 shares issuable under restricted stock unit grants, with a weighted average remaining term of 1.33 years,
•	297,988 shares issuable in connection with outstanding performance share awards, with a weighted average term of 1.21 years remaining in the performance measurement period, and
•	171,683 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees, and dividends on deferred stock under the plan.

(4)
Does not include information about equity compensation plans assumed in connection with the acquisition of Chase Industries Inc. (Chase) in September 2002 by merger. No additional awards may be granted under those assumed plans. As of December 31, 2007, options for a total of 125,799 shares, with a weighted average exercise price of $22.13 per share, and a weighted average remaining term of 0.9 years, were outstanding under the various plans assumed in connection with that acquisition.

Does not include a total of 210,022 shares issuable upon the exercise of outstanding options under the Arch Chemicals, Inc. (Arch) 1999 Long Term Incentive Plan, with a weighted average exercise price of $27.17, and a weighted average remaining term of 0.1 years. No additional options or other awards may be issued under that plan.

Performance Graph

This graph compares the total shareholder return on our common stock with the total return on the S&P Midcap 400 and our Peer Group, as defined below, for the five-year period from December 31, 2002 through December 31, 2007. The cumulative return includes reinvestment of dividends.

Our Peer Group consists of Georgia Gulf Corporation, Brush Engineered Materials Inc., Mueller Industries, Inc., and Wolverine Tube, Inc. Our Peer Group is weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph. We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in our Peer Group for such year by (b) the total shareholder return for that corporation for such year.

Item 6. SELECTED FINANCIAL DATA

TEN-YEAR SUMMARY

($ and shares in millions, except per share data)	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
Operations
Sales	$1,277	$1,040	$955	$766	$703	$604	$653	$669	$622	$694
Cost of Goods Sold	1,038	796	682	639	588	551	558	544	574	547
Selling and Administration	126	125	128	90	78	70	74	78	78	85
Loss on Sales and Restructuring of Businesses and Spin-off costs	—	—	—	(10)	—	—	(10)	—	—	(21)
Other Operating Income	2	7	9	6	—	—	—	—	—	—
Earnings (Loss) of Non-consolidated Affiliates	46	45	37	9	6	(8)	(9)	—	(13)	(1)
Interest Expense	22	20	20	20	20	26	17	16	16	17
Interest and Other Income	12	12	20	5	3	4	22	5	3	7
Income (Loss) before Taxes from Continuing Operations	151	163	191	27	26	(47)	7	36	(56)	30
Income Tax Provision (Benefit)	50	39	74	8	8	(4)	2	14	(21)	11
Income (Loss) from Continuing Operations	101	124	117	19	18	(43)	5	22	(35)	19
Discontinued Operations, Net	(110)	26	21	36	(20)	12	(14)	59	56	59
Cumulative Effect of Accounting Change, Net	—	—	(5)	—	(22)	—	—	—	—	—
Net (Loss) Income	$(9)	$150	$133	$55	$(24)	$(31)	$(9)	$81	$21	$78
Financial Position
Cash and Cash Equivalents and Short-Term Investments	$333	$276	$304	$147	$190	$136	$202	$82	$46	$75
Working Capital, excluding Cash and Cash Equivalents and Short-Term Investments	(70)	223	191	232	168	233	67	159	194	138
Property, Plant and Equipment, Net	504	251	227	205	202	214	253	281	289	308
Total Assets	1,701	1,642	1,802	1,621	1,448	1,426	1,221	1,125	1,065	1,591
Capitalization:
Short-Term Debt	10	2	1	52	27	2	102	1	1	1
Long-Term Debt	249	252	257	261	314	346	330	228	229	230
Shareholders’ Equity	664	543	427	356	176	231	271	329	309	790
Total Capitalization	$923	$797	$685	$669	$517	$579	$703	$558	$539	$1,021
Per Share Data
Net (Loss) Income
Basic:
Continuing Operations	$1.36	$1.70	$1.65	$0.27	$0.30	$(0.87)	$0.10	$0.49	$(0.78)	$0.40
Discontinued Operations, Net	(1.48)	0.36	0.30	0.53	(0.34)	0.24	(0.32)	1.31	1.23	1.24
Accounting Change, Net	—	—	(0.08)	—	(0.38)	—	—	—	—	—
Net (Loss) Income	$(0.12)	$2.06	$1.87	$0.80	$(0.42)	$(0.63)	$(0.22)	$1.80	$0.45	$1.64
Diluted:
Continuing Operations	$1.36	$1.70	$1.65	$0.27	$0.30	$(0.87)	$0.10	$0.49	$(0.78)	$0.40
Discontinued Operations, Net	(1.48)	0.36	0.29	0.53	(0.34)	0.24	(0.32)	1.31	1.23	1.23
Accounting Change, Net	—	—	(0.08)	—	(0.38)	—	—	—	—	—
Net (Loss) Income	$(0.12)	$2.06	$1.86	$0.80	$(0.42)	$(0.63)	$(0.22)	$1.80	$0.45	$1.63
Cash Dividends:
Common (historical)	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.90	1.20
Common (continuing operations)	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80
Market Price of Common Stock:
High	24.53	22.65	25.35	22.99	20.53	22.60	22.75	23.19	19.88	49.31
Low	15.97	14.22	16.65	15.20	14.97	13.85	12.05	14.19	9.50	23.88
Year End	19.33	16.52	19.68	22.02	20.06	15.55	16.14	22.13	19.81	28.31
Other
Capital Expenditures	$76	$62	$63	$38	$33	$24	$29	$44	$39	$55
Depreciation	47	38	36	33	40	51	55	52	50	47
Common Dividends Paid	59	58	57	56	47	39	35	36	41	58
Purchases of Common Stock	—	—	—	—	—	3	14	20	11	112
Current Ratio	1.6	2.2	2.3	2.1	2.1	2.4	1.8	1.9	2.0	1.8
Total Debt to Total Capitalization	28.1%	31.8%	37.7%	46.8%	65.9%	60.0%	61.5%	41.1%	42.7%	22.6%
Effective Tax Rate	33.1%	24.2%	38.4%	29.6%	30.8%	n/a	30.9%	38.1%	37.0%	35.6%
Average Common Shares Outstanding - Diluted	74.3	72.8	71.6	68.4	58.3	49.4	43.6	45.0	45.4	47.9
Shareholders	5,300	5,700	6,100	6,400	6,800	7,200	7,500	8,000	8,600	9,200
Employees(1)	3,600	3,100	2,900	2,800	2,700	3,000	2,700	2,900	3,200	3,000

Our Selected Financial Data reflects the following businesses as discontinued operations: Metals business in 2007, Olin Aegis in 2004 and the spin off of Arch  (our specialty chemicals business) in 1999.

(1)    Employee data exclude employees who worked at government-owned/contractor-operated facilities.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS BACKGROUND

The Metals business has been classified as discontinued operations during 2007 and was excluded from the segment results for all periods presented.  As a result, our manufacturing operations are concentrated in two business segments: Chlor Alkali Products and Winchester. Both are capital intensive manufacturing businesses with operating rates closely tied to the general economy. Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity. Our Chlor Alkali Products business is a commodity business where all supplier products are similar and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

RECENT DEVELOPMENTS AND HIGHLIGHTS

2007 Year

Discontinued Operations

In 2001, the industry in which the Metals business operates experienced a 25% decline in volumes that created over capacity in the marketplace, which reduced our financial returns in the Metals business.  Volumes have not returned to pre-2001 levels.  Over the past several years, we have undertaken a number of restructuring and downsizing actions, including multiple plant closures. The benefits of these actions have been more than offset by the escalation of both energy and commodity metal prices, specifically copper, zinc, and nickel. As a result, we have been unable to realize acceptable returns in the business.  During the second half of 2006 and first half of 2007, we evaluated a number of strategic alternatives for the Metals business, and we made the decision in mid-2007 to engage Goldman, Sachs & Co. to conduct a formal strategic evaluation process, including the alternative of selling the business.  The sale of Metals provides us with the financial flexibility to pursue investments in areas where we can earn the best returns.

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to Global for $400 million, payable in cash.  The price received was subject to a customary working capital adjustment.  The sale was subject to Hart-Scott-Rodino Antitrust Improvement Act clearance, but not shareholder approval.  The transaction closed on November 19, 2007.  Based on the Metals assets held for sale, we recognized a pretax loss of $160.0 million partially offset by a $21.0 million income tax benefit, resulting in a net loss on disposal of discontinued operations of $139.0 million for 2007.  The loss on disposal of discontinued operations includes a pension curtailment charge of $6.9 million, other postretirement benefits curtailment credit of $1.1 million and estimated transaction fees of $24.6 million.   The final loss recognized related to this transaction will be dependent upon the final determination of the value of working capital in the business.  The loss on the disposal, which includes transaction costs, reflects a book value of the Metals business of approximately $564 million and a tax basis of approximately $419 million.  The difference between the book and tax values of the business reflects primarily goodwill of $75.8 million and intangibles of $10.4 million.  Based on an estimated working capital adjustment, we anticipate net cash proceeds from the transaction of $380.8 million, which is in addition to the $98.1 million of after-tax cash flow realized from the operation of Metals during 2007.

The Metals business was a reportable segment comprised of principal manufacturing facilities in East Alton, IL and Montpelier, OH.  Metals produced and distributed copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip.  Sales for the Metals business were $1,891.7 million, $2,112.1 million, and $1,402.7 million for the period of our ownership in 2007, 2006, and 2005, respectively.  The Metals business sales included commodity metal price changes that are primarily a pass-through.  Intersegment sales of $81.4 million, $69.1 million and $47.7 million for the period of our ownership in 2007, 2006 and 2005, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals sales.  In conjunction with the sale of the Metals business, Winchester agreed to purchase the majority of its ammunition cartridge case cups and copper-based strip requirements from Global under a multi-year agreement with pricing, terms, and conditions which approximate market.  The Metals business employed approximately 2,900 hourly and salaried employees.  As the criteria to treat the related assets and liabilities as “held for sale” were met in the third quarter of 2007, the related assets and liabilities were classified as “held for sale”, and the results of operations from the Metals business have been reclassified as discontinued operations for all periods presented.

In conjunction with the sale of the Metals business, we retained certain assets and liabilities including certain assets co-located with our Winchester business in East Alton, IL, assets and liabilities associated with former Metals manufacturing locations, pension assets and pension and postretirement healthcare and life insurance liabilities associated with Metals employees for service earned through the date of sale, and certain environmental obligations existing at the date of closing associated with current and past Metals manufacturing operations and waste disposal sites.

Pioneer Acquisition

On August 31, 2007, we acquired Pioneer, a manufacturer of chlorine, caustic soda, bleach, sodium chlorate, and hydrochloric acid.  Pioneer owns and operates four chlor-alkali plants and several bleach manufacturing facilities in North America.  Under the merger agreement, each share of Pioneer common stock was converted into the right to receive $35.00 in cash, without interest.  The aggregate purchase price for all of Pioneer’s outstanding shares of common stock, together with the aggregate payment due to holders of options to purchase shares of common stock of Pioneer, was $426.1 million, which includes direct fees and expenses.  We financed the merger with cash and $110.0 million of borrowings against our accounts receivable securitization facility (Accounts Receivable Facility).  We assumed $120.0 million of Pioneer’s convertible debt which was redeemed in the fourth quarter of 2007 and January 2008.  We paid a conversion premium of $25.8 million on the Pioneer convertible debt.

Since August 31, 2007, Pioneer sales were $183.6 million and segment income was $29.2 million, which were included in our Chlor Alkali Products segment results.

As a result of acquiring Pioneer, we anticipate realizing $35 million of annual cost savings from integrating the Pioneer operations and our operations within two years.  Since August 2007, Chlor Alkali Products segment earnings included approximately $5 million of realized synergies.  The ability to optimize freight costs will be a key synergy to be realized as part of the Pioneer acquisition.  In 2007, we have identified and implemented changes in ship-to and ship-from of both operations’ locations that we believe will reduce annual chlorine ton miles shipped by approximately 5%.  The opportunity to rationalize selling and administration costs are also expected to be a significant cost savings realized as part of the Pioneer acquisition.  Selling and administration costs associated with Pioneer operations were $9.9 million in 2007.  During the first quarter of 2008, the Pioneer corporate office in Houston was closed, the space was subleased, and all of those activities have been consolidated into our existing functions and facilities.

Financing

In August 2007, we entered into a $35 million letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of materials for the St. Gabriel Chlor Alkali facility conversion and expansion project.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced the $160 million senior revolving credit facility.  The new credit facility will expire in October 2012.  We have the option to expand the $220 million senior revolving credit facility by $80 million through adding a maximum of two additional lending institutions each year.  Borrowing options and restrictive covenants are similar to those of our previous $160 million senior revolving credit facility.  The $220 million senior revolving credit facility includes a $110 million letter of credit subfacility which is in addition to the $35 million letter of credit facility.

On June 26, 2007, we entered into the $100 million 364-day revolving credit facility ($100 million Credit Facility) and the $150 million 364-day revolving credit facility ($150 million Credit Facility).  According to their terms, the $100 million Credit Facility matured on the earlier of June 24, 2008 or upon an increase in the lending commitments under our existing revolving credit facility and the establishment of an accounts receivable securitization facility, and the $150 million Credit Facility would have matured on June 24, 2008.  In the fourth quarter of 2007, the $100 million Credit Facility expired as all conditions for early termination were met and the $150 million Credit Facility was terminated as we no longer needed the credit commitment.

On July 25, 2007, we established a $250 million Accounts Receivable Facility.  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  The Accounts Receivable Facility expires in July 2012.  As a result of the sale of Metals, the Accounts Receivable Facility was reduced from $250 million to $100 million.  We expect to include the Pioneer accounts receivables during the first half of 2008, which should increase the Accounts Receivable Facility to approximately $125 million.  The Accounts Receivable Facility includes a letter of credit subfacility which is equal to 40% of the amount of the facility, or currently $40 million.  This subfacility is in addition to the $35 million letter of credit facility and the $110 million subfacility under the senior revolving credit facility.

2006 Year

In April 2006, we reached an agreement in principle and expected a settlement with the Internal Revenue Service (IRS) on certain outstanding federal tax exposures. On July 10, 2006, the settlement was finalized. This settlement, which includes the periods 1996 to 2002, related primarily to the tax treatment of capital losses generated in 1997. We made payments of $46.7 million and $0.6 million in 2006 and 2007, respectively, and expect to make payments of approximately $1.6 million in 2008 to the IRS and various state and local jurisdictions, which was less than the amount previously reserved.  As a result, income tax expense in 2006 was reduced by $21.6 million associated with the settlement and other tax matters.

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

During 2005, we recovered environmental costs incurred and expensed in prior periods and related interest of $49.9 million from third parties, which related primarily to remedial and investigatory activities associated with former waste sites and past operations. The first recovery in April 2005 was for $1.5 million. The second occurred in September 2005 and was for $18.0 million. The last occurred in November 2005 and was for $30.4 million, which included $11.4 million in interest.

During the third quarter of 2005, both supply and demand in the Chlor Alkali industry were interrupted by three hurricanes, which caused customer outages and disruptions to the transportation system. Although none of our facilities were damaged, these factors reduced our operating rate during the third and fourth quarters of 2005.

On December 31, 2005, we recorded an after-tax charge of $5.6 million ($9.2 million pretax) in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). FIN No. 47 clarified when sufficient information was available to estimate an asset retirement obligation. In conjunction with this adoption, $5.6 million was recorded as a cumulative effect of an accounting change. This charge was principally related to asset retirement obligations for production technology and building materials.

CHLOR ALKALI PRODUCTS PRICING

In accordance with industry practice, we compare ECU prices on a netback basis, reporting and analyzing prices net of the cost of transporting the products to customers to allow for a comparable means of price comparisons between periods and with respect to our competitors.  For purposes of determining our ECU netback, we use prices that we realize as a result of sales of chlorine and caustic soda to our customers, and we do not include the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell.

Quarterly and annual average ECU netbacks, excluding SunBelt, for 2007, 2006, and 2005 were as follows, which includes Pioneer ECU netbacks subsequent to August 31, 2007:

	2007	2006	2005
First Quarter	$500	$590	$485
Second Quarter	510	560	505
Third Quarter	550	540	515
Fourth Quarter	555	520	545
Annual Average	535	550	510

Changing demand for chlorine and caustic soda led to the price increases during the first half of 2005.  In the third and fourth quarters of 2005, increases were brought about by the effects of Hurricanes Katrina and Rita which disrupted supply.  Beginning in late 2006, driven by reduced levels of chlorine demand and a series of planned and unplanned plant maintenance outages, chlor alkali plant operating rates were reduced.  While this allowed chlorine supply to stay balanced, it caused caustic soda demand to exceed supply.  This led to caustic soda price increases.

PENSION AND POSTRETIREMENT BENEFITS

In October 2007, we announced that we would freeze our defined benefit pension plan for salaried and certain non-bargaining hourly employees.  Affected employees were eligible to accrue pension benefits through December 31, 2007, but would not accrue any additional benefits under the plan after that date.  Employee service after December 31, 2007 will count toward meeting the vesting requirements for such pension benefits and the eligibility requirements for commencing a pension benefit, but not toward the calculation of the pension benefit amount.  Compensation earned after December 31, 2007 will similarly not count toward the determination of the pension benefit amounts under the defined benefit pension plan.  In lieu of continuing pension benefit accruals for the affected employees under the pension plan, starting in 2008, we will provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Freezing the defined benefit pension plan for salaried and certain non-bargaining hourly employees was accounted for as a curtailment under SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits” (SFAS No. 88).  As a result of freezing the defined benefit plan, we recorded a curtailment charge of $1.9 million for the defined benefit pension plan and a corresponding curtailment credit of $1.9 million for the non-qualified pension plan.

During the third quarter of 2006, the “Pension Protection Act of 2006” became law. Among the stated objectives of the law are the protection of both pension beneficiaries and the financial health of the PBGC. To accomplish these objectives, the new law requires sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums. The law required defined benefit plans to be fully funded in 2011.   In September 2006, we made a voluntary pension plan contribution of $80.0 million and in May 2007, we made an additional $100.0 million voluntary contribution to our defined benefit pension plan.  During 2007, the asset allocation in the plan was adjusted to insulate the plan from discount rate risk and reduce the plan’s exposure to equity investments.  Based on the combination of these actions and favorable asset performance in 2006 and 2007, it is likely that the defined benefit pension plan will meet the full funding requirements of the Pension Protection Act of 2006 without any additional contributions.  At December 31, 2007, the market value of assets in our defined pension plan exceeded the accumulated benefit obligation of our defined pension plan by $139.7 million.

Under SFAS No. 158, we recorded a $138.3 million after-tax credit ($226.6 million pretax) to Shareholders’ Equity as of December 31, 2007 for our pension and other postretirement plans.  This credit reflected a 25-basis point increase in the plans’ discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $100.0 million contribution.   In 2006, we recorded an after-tax credit of $54.5 million ($89.2 million pretax) to Shareholders’ Equity as a result of a decrease in the accumulated pension benefit obligation, which resulted primarily from a 25-basis point increase in the plan discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $80.0 million contribution. In 2006, we adopted SFAS No. 158, which required us to record a net liability or asset to report the funded status of our defined benefit pension and other postretirement plans on our balance sheet. As a result, we recorded after-tax charges to Shareholders’ Equity of $39.7 million and $33.6 million for the pension and other postretirement plans, respectively, ($65.0 million and $55.0 million pretax, respectively). In 2005, a 25-basis point decline in interest rates and the cost impact of contractual pension plan changes more than offset the increase in the value of the plan assets. Therefore, we recorded in December 2005 an additional after-tax charge of $29.2 million ($47.8 million pretax) as a result of an increase in the accumulated pension benefit obligation.  The non-cash credits or charges to Shareholders’ Equity do not affect our ability to borrow under our revolving credit agreement.

In 2007, we recorded $33.5 million and $10.8 million of net periodic pension benefit costs and other postretirement benefit costs, respectively, compared with $44.1 million and $11.5 million recorded in 2006 and $26.2 million and $10.4 million recorded in 2005, respectively.

In 2007, we recorded a defined benefit pension curtailment charge of $6.9 million and other postretirement benefits curtailment credit of $1.1 million related to the sale of the Metals business, which were included in the loss on disposal of discontinued operations.  Also during 2007, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  This curtailment charge was included in income from discontinued operations.  In 2006, we recorded pension curtailment charges of $2.4 million and $3.0 million resulting from a portion of the Winchester and Metals hourly workforces, respectively, who voluntarily elected to transition from a defined benefit pension plan to a defined contribution pension plan.  The Metals portion of this curtailment charge was included in income from discontinued operations.

After giving effect to the changes in curtailment charges and credits, the decrease in 2007 net periodic pension expense from 2006 was due to the combination of a 25-basis point increase in discount rate for 2007, the voluntary contributions to our defined benefit pension plan of $100.0 million in May 2007 and $80.0 million in September 2006, and the favorable performance on plan assets in 2006.  After giving effect to the $5.4 million curtailment charge in 2006, the increase in 2006 net periodic pension expense from 2005 was due to the impact of a lower discount rate in 2006 and the higher amortization of plan losses, primarily investment losses on plan assets from prior periods.

The service cost and the amortization of prior service cost components of pension expense related to employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  Therefore, the allocated portion of net periodic benefit costs for the Metals business of $7.9 million, $10.6 million and $10.2 million for 2007, 2006 and 2005, respectively, was included in income from discontinued operations.  The portion of other postretirement benefit costs for the Metals business employees of $4.4 million, $4.7 million, and $4.5 million for 2007, 2006, and 2005, respectively, was also included in income from discontinued operations.

CONSOLIDATED RESULTS OF OPERATIONS

	2007	2006	2005
	($ in millions, except per share data)
Sales	$1,276.8	$1,039.7	$955.0
Cost of Goods Sold	1,038.3	795.7	681.8
Gross Margin	238.5	244.0	273.2
Selling and Administration	126.4	125.2	128.4
Other Operating Income	1.9	6.7	9.1
Operating Income	114.0	125.5	153.9
Earnings of Non-consolidated Affiliates	46.0	45.3	37.8
Interest Expense	22.1	20.3	19.9
Interest Income	11.6	11.6	18.2
Other Income	1.2	1.1	1.3
Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change	150.7	163.2	191.3
Income Tax Provision	49.9	39.5	73.5
Income from Continuing Operations before Cumulative Effect of Accounting Change	100.8	123.7	117.8
Discontinued Operations:
Income from Discontinued Operations, Net	29.0	26.0	21.1
Loss on Disposal of Discontinued Operations, Net	(139.0)	—	—
(Loss) Income before Cumulative Effect of Accounting Change	(9.2)	149.7	138.9
Cumulative Effect of Accounting Change, Net	—	—	(5.6)
Net (Loss) Income	$(9.2)	$149.7	$133.3
Basic (Loss) Income per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$1.36	$1.70	$1.65
Income from Discontinued Operations, Net	0.39	0.36	0.30
Loss on Disposal of Discontinued Operations, Net	(1.87)	—	—
Cumulative Effect of Accounting Change, Net	—	—	(0.08)
Net (Loss) Income	$(0.12)	$2.06	$1.87
Diluted (Loss) Income per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$1.36	$1.70	$1.65
Income from Discontinued Operations, Net	0.39	0.36	0.29
Loss on Disposal of Discontinued Operations, Net	(1.87)	—	—
Cumulative Effect of Accounting Change, Net	—	—	(0.08)
Net (Loss) Income	$(0.12)	$2.06	$1.86

2007 Compared to 2006

For 2007, total company sales were $1,276.8 million compared with $1,039.7 million last year, an increase of $237.1 million, or 23%. Chlor Alkali Products sales increased by $179.0 million, or 27%, primarily due to the inclusion of Pioneer sales totaling $183.6 million offset by lower ECU prices and slightly lower shipment volumes from the prior year from our Chlor Alkali operations, excluding Pioneer. Winchester sales increased by $58.1 million, or 16%, from 2006 primarily due to increased selling prices and stronger volumes.

Gross margin decreased $5.5 million, or 2%, from 2006, primarily as a result of higher environmental costs of $15.3 million primarily associated with an increase in costs at a former waste disposal site based on revised remediation estimates resulting from negotiations with a government agency.  Chlor Alkali Products gross margins declined slightly as the favorable results from the acquisition of Pioneer were offset by lower ECU pricing and slightly lower shipment volumes.  This increase in environmental costs and lower Chlor Alkali margins were partially offset by lower pension costs and improved Winchester gross margins from higher selling prices and improved volumes.  Gross margin as a percentage of sales decreased to 19% in 2007 from 23% in 2006. This margin percentage decrease reflects higher environmental costs and lower chlor alkali margins offset in part by the higher Winchester selling prices and lower pension costs.

Selling and administration expenses as a percentage of sales were 10% in 2007 and 12% in 2006.  Selling and administration expenses in 2007 were $1.2 million higher than 2006 primarily due to expenses associated with the acquired Pioneer operations ($9.9 million), higher management incentive compensation costs partially resulting from mark-to-market adjustments on stock-based compensation ($3.2 million) and increased salary and benefit costs ($1.7 million).  These increases were mostly offset by a lower level of legal and legal-related settlement expenses ($7.5 million), decreased pension and postretirement expenses ($5.1 million), and lower consulting fees ($1.6 million).

Other operating income for 2007 included the receipt of a $1.3 million contingent payment associated with a 1995 divestiture and $0.6 million of a gain realized on an intangible asset sale in Chlor Alkali Products, which will be recognized ratably through 2012.  Other operating income for 2006 included a $6.0 million insurance recovery for Hurricane Katrina business interruption experienced in 2005 and in early 2006 in our Chlor Alkali Products operations and a gain of $0.7 million on the disposition of a former manufacturing plant.

The earnings of non-consolidated affiliates were $46.0 million for 2007, an increase of $0.7 million from 2006, primarily due to slightly improved shipment volumes, decreased manufacturing costs, and lower depreciation expense at SunBelt, which was substantially offset by lower ECU prices at SunBelt.

Interest expense increased by $1.8 million, or 9%, in 2007, due to a higher level of outstanding debt.

Interest income for 2007 was flat with 2006 as higher short-term interest rates were offset by lower average cash and short-term investment balances.

The effective tax rate for continuing operations for 2007 of 33.1% was lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction contained in the Jobs Creation Act of 2004, which increased from 3% to 6% in 2007, and the utilization of certain state tax credits, which were offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates.  The effective tax rate for continuing operations for 2006 included a $21.6 million reduction in income tax expense associated with the settlement of certain audit issues related to the audits for the years 1996 to 2002, principally the tax treatment of capital losses generated in 1997 and other tax matters.  The effective tax rate for continuing operations for 2006 of 37.4%, which was reduced by this tax settlement, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions being taxed at higher rates offset in part by the domestic manufacturing deduction and utilization of certain state tax credits.

Income from discontinued operations, net for 2007 was $29.0 million compared with $26.0 million for 2006, an increase of $3.0 million. Income from discontinued operations before income taxes for 2007 was $7.2 million higher than 2006.  The Metals pretax income for 2007 included a last-in, first-out (LIFO) inventory liquidation gain of $15.4 million as part of a Metals inventory reduction program initiated in 2007.  The Metals pretax income for 2006 included a LIFO inventory liquidation gain of $25.9 million related to the closure of two of our former Metals facilities, partially offset by restructuring charges of $17.6 million related to the closure of these Metals facilities.  The Metals improved results also reflect higher selling prices and lower costs resulting from the 2006 restructuring and plant shutdown actions.  These factors more than offset the negative impact of lower sales volumes and higher energy and metal melting loss costs.  The effective tax rates were 36.1% for 2007 compared with 31.9% last year.  The 31.9% effective tax rate was lower than 2007 due to the timing of income from certain foreign jurisdictions being taxed at lower rates.

Loss on disposal of discontinued operations, net for 2007 was $139.0 million.  We recognized a pretax loss of $160.0 million offset by a $21.0 million income tax benefit.

2006 Compared to 2005

For 2006, total company sales were $1,039.7 million compared with $955.0 million in 2005, an increase of $84.7 million, or 9%. Chlor Alkali Products sales increased from 2005 by $55.9 million, or 9%, due to higher ECU prices, which increased approximately 8%. Chlor Alkali Products shipment volumes decreased slightly from 2005. Winchester sales increased by $28.8 million, or 8%, from 2005 primarily due to increased selling prices and shipments to commercial customers.

Gross margin decreased $29.2 million, or 11%, from 2005, primarily as a result of higher pension costs and higher environmental costs offset by higher ECU selling prices for Chlor Alkali Products. Gross margin was also impacted by recoveries from third parties of environmental costs incurred and expensed in prior periods of $1.2 million in 2006 compared to $38.5 million in 2005. Gross margin as a percentage of sales decreased to 23% in 2006 from 29% in 2005. This margin percentage decrease reflected higher pension costs, which included a $2.4 million pension curtailment charge resulting from the transition of a portion of the Winchester hourly workforce from a defined benefit pension plan to a defined contribution pension plan, higher environmental costs and lower environmental recoveries, offset in part by the higher ECU selling prices.

Selling and administration expenses as a percentage of sales were 12% in 2006 and 13% in 2005.  Selling and administration expenses in 2006 were lower by $3.2 million than 2005 primarily due to a lower level of legal and legal-related settlement expenses ($12.1 million), which were higher in 2005 due to costs associated with legacy environmental issues and recovery actions, lower bad debt expense ($1.9 million) and decreased rent charges ($1.4 million) primarily due to the relocation of our corporate office in Connecticut.  The decreases were partially offset by increased pension expenses ($5.0 million), higher stock option compensation expense as a result of adopting SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 123R), which required share-based compensation to be expensed beginning in 2006, ($2.9 million), third party fees associated with the July 2006 debt exchange ($1.2 million) and higher consulting fees ($3.0 million).

Other operating income for 2006 included a $6.0 million insurance recovery for Hurricane Katrina business interruption experienced in 2005 and early 2006 in our Chlor Alkali Products operations and a gain of $0.7 million on the disposition of a former manufacturing plant. Other operating income for 2005 of $9.1 million included the gains on the disposition of three real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other two transactions represented the disposition of land associated with former manufacturing plants.

The earnings of non-consolidated affiliates were $45.3 million for 2006, an increase of $7.5 million from 2005, primarily due to higher ECU selling prices and increased volumes at SunBelt.

Interest expense increased by $0.4 million, or 2%, in 2006, due to the effect of higher short-term interest rates, offset in part by a lower level of outstanding debt.

Interest income for 2006 decreased by $6.6 million compared to 2005. The 2005 interest income included interest of $11.4 million associated with the recoveries from third parties of environmental costs incurred and expensed in prior periods and $0.3 million of interest received from the disposition of real estate. These items were partially offset in 2006 by increased interest income for investments on short-term marketable securities which improved returns, higher short-term interest rates, and higher average cash balances.

The effective tax rate for continuing operations for 2006 included a $21.6 million reduction in income tax expense associated with the settlement of certain audit issues related to the audits for the years 1996 to 2002, principally the tax treatment of capital losses generated in 1997 and other tax matters. The effective tax rate for continuing operations for 2006 of 37.4%, which was reduced by the $21.6 million, is higher than the 35% U.S. federal statutory rate primarily due to state income taxes offset in part by the domestic manufacturing deduction and utilization of certain state tax credits. The effective tax rate for continuing operations of 38.4% for 2005 included a $1.2 million reduction in income tax expense (0.6% reduction in effective tax rate) resulting from the refunds of interest paid in connection with the 2004 settlement of certain tax issues related to prior years. The effective tax rate for continuing operations for 2005 was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and the accrual of interest on taxes which may become payable in the future.

Income from discontinued operations, net for 2006 was $26.0 million compared with $21.1 million in 2005, an increase of $4.9 million.  Income from discontinued operations before income taxes for 2006 was $3.9 million higher than 2005.  The Metals segment income for 2006 included a LIFO inventory liquidation gain of $25.9 million related to the closure of two of our former Metals facilities, which was partially offset by restructuring charges of $17.6 million related to the closure of these Metals facilities.   The Metals improved results were also due to higher product pricing and lower costs resulting from the 2006 restructuring and plant shutdown actions.  These factors more than offset the negative impact of the higher operating costs, which included higher energy and metal melting loss costs.  The effective tax rates were 31.9% for 2006 compared with 36.2% for 2005.  The 31.9% effective tax rate was lower than 2005 due to the timing of income from certain foreign jurisdictions being taxed at lower rates.

SEGMENT RESULTS

We define segment results as income (loss) from continuing operations before interest expense, interest income, other income, and income taxes and include the results of non-consolidated affiliates. Consistent with the guidance in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (SFAS No. 131), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Our management considers SunBelt to be an integral component of the Chlor Alkali Products segment. They are engaged in the same business activity as the segment, including joint or overlapping marketing, management, and manufacturing functions.

	2007	2006	2005
	($ in millions)
Sales:
Chlor Alkali Products	$845.1	$666.1	$610.2
Winchester	431.7	373.6	344.8
Total Sales	$1,276.8	$1,039.7	$955.0
Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change:
Chlor Alkali Products(1)	$237.3	$256.3	$237.0
Winchester	26.4	15.8	7.8
Corporate/Other:
Pension Expense(2)	(3.9)	(16.2)	(2.0)
Environmental (Provision) Credit	(37.9)	(22.6)	15.8
Other Corporate and Unallocated Costs	(63.8)	(69.2)	(76.0)
Other Operating Income	1.9	6.7	9.1
Interest Expense	(22.1)	(20.3)	(19.9)
Interest Income	11.6	11.6	18.2
Other Income	1.2	1.1	1.3
Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change	$150.7	$163.2	$191.3

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segment. The earnings from non-consolidated affiliates were $46.0 million, $45.3 million, and $37.8 million for the years ended 2007, 2006, and 2005, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses. The 2007 curtailment charge included $6.9 million related to the sale of the Metals business which was included in the loss on disposal of discontinued operations.  Also included in the 2007 pension curtailment is $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan, which was included in income from discontinued operations.  The 2006 curtailment charge of $2.4 million, included in Corporate/Other, and $3.0 million, included in income from discontinued operations, for Winchester and Metals, respectively, represented the accelerated recognition of prior service costs.  The summary of pension costs was allocated as follows:

	2007	2006	2005
Service cost and prior service cost	$22.2	$24.9	$24.2
Other components of pension costs	3.8	13.8	2.0
Subtotal	26.0	38.7	26.2
Curtailment charge	7.5	5.4	—
Net periodic benefit cost	$33.5	$44.1	$26.2

Chlor Alkali Products

2007 Compared to 2006

Chlor Alkali Products’ sales for 2007 were $845.1 million compared to $666.1 million for 2006, an increase of $179.0 million, or 27%.  The acquisition of Pioneer contributed sales of $183.6 million. Chlor Alkali Products’ sales, excluding Pioneer, decreased $4.6 million, or 1%.  The sales decrease was primarily due to lower ECU pricing, which decreased 5% from 2006, and 1% lower volumes, partially offset by sales increases in our value-added potassium hydroxide and bleach products. Our ECU netbacks, excluding Pioneer and SunBelt, were approximately $520 for 2007 compared to approximately $550 for 2006, a decrease of 5%. Escalating freight costs continue to be a major challenge facing our Chlor Alkali Products’ business.  The freight cost penalty included in the 2007 ECU netback of $520 was $100 per ECU, compared to $80 per ECU for 2006, or an increase of 25%.  Since August 2007, Pioneer ECU netbacks were $600.  Our combined system weighted average ECU netbacks were $535 for 2007.  Pioneer ECU netbacks were higher than our average netbacks reflecting the higher level of chlorine shipped by pipeline and the higher ECU netback realized by Pioneer’s west coast operations.  The freight cost included in the 2007 Pioneer ECU netback was comparable to our legacy chlor alkali system.  Our operating rates for 2007 were 92% of capacity, compared to 91% in 2006.

Chlor Alkali Products posted segment income of $237.3 million for 2007 (which included $29.2 million of Pioneer income), compared to $256.3 million for 2006, a decrease of $19.0 million, or 7%. Chlor Alkali segment income, excluding Pioneer, was lower in 2007 by $48.2 million, or 19%.  Segment income was lower in 2007 because of lower selling prices ($29.0 million), higher operating costs ($15.6 million), and lower volumes ($3.3 million). Operating expenses increased primarily due to increases in distribution costs and manufacturing costs which includes electricity expenses. The earnings of non-consolidated affiliates, which were included in Chlor Alkali segment income, were $46.0 million for 2007, an increase of $0.7 million from 2006.  This increase was primarily due to slightly improved shipment volumes and decreased manufacturing costs at SunBelt due to lower depreciation expense which was substantially offset by lower ECU prices at SunBelt.  The operating results from SunBelt included interest expense of $4.8 million and $5.3 million in 2007 and 2006, respectively, on the SunBelt Notes.

2006 Compared to 2005

Chlor Alkali Products’ sales for 2006 were $666.1 million compared to $610.2 million for 2005, an increase of $55.9 million, or 9%. The sales increase was primarily due to higher ECU pricing, which increased 8% from 2005, and was partially offset by 1% lower volumes. Balanced demand for both chlorine and caustic soda during 2006 allowed operating rates to remain stable, while pricing improved in 2006 resulting from a tight market due to strong worldwide economic conditions. Higher energy costs and lower chlorine values in derivatives for Asian producers were primarily responsible for limiting imports of caustic soda for much of 2006. Our ECU netbacks, excluding SunBelt , were approximately $550 for 2006 compared to approximately $510 for 2005, an increase of 8%. Our operating rates for 2006 were 91% of capacity, compared to 92% in 2005.

Chlor Alkali Products posted segment income of $256.3 million for 2006, compared to $237.0 million for 2005, an increase of $19.3 million, or 8%. Segment income was higher in 2006 because of higher selling prices ($40.4 million) and favorable SunBelt operating results ($7.5 million) which were partially offset by higher operating costs ($22.9 million) and lower volumes ($5.5 million). Operating expenses increased primarily due to increases in distribution costs and manufacturing costs which include increased electricity and maintenance expenses. The operating results from SunBelt included interest expense of $5.3 million and $5.7 million in 2006 and 2005, respectively, on the SunBelt Notes.

Winchester

2007 Compared to 2006

Sales were $431.7 million in 2007 compared to $373.6 million for 2006, an increase of $58.1 million, or 16%. Sales of ammunition to domestic and international commercial customers increased $36.6 million primarily due to higher selling prices. Shipments to military and law enforcement organizations also increased by $10.2 million and $6.1 million, respectively, in 2007.   Sales to industrial customers increased from 2006 levels returning to 2005 sales levels.  Overall, loaded ammunition unit volumes increased by 13% in 2007 compared to 2006.

Winchester reported segment income of $26.4 million for 2007 compared to $15.8 million in 2006, an increase of $10.6 million, or 67%. Higher selling prices and the benefits from increased sales volumes ($46.5 million) were partially offset by increased commodity and material costs and higher operating costs ($36.5 million).

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

Corporate/Other

2007 Compared to 2006

For 2007, pension expense included in Corporate/Other was $3.9 million compared to $16.2 million in 2006. The $12.3 million decrease in corporate pension expense was due to the combination of a 25-basis point increase in discount rate, the voluntary contributions to our defined benefit pension plan of $100.0 million in May 2007 and $80.0 million in September 2006, and the favorable performance on plan assets in 2006.  On a total company basis, pension expense for 2007 was $33.5 million compared to $44.1 million in 2006.  Pension expense on a total company basis for 2007 included a curtailment charge of $6.9 million resulting from the sale of the Metals business which was included in the loss on disposal of discontinued operations.  Also during 2007, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  This curtailment charge was included in income from discontinued operations.

Charges to income for environmental investigatory and remedial activities were $37.9 million for 2007, compared to $22.6 million in 2006, which included recoveries from third parties of environmental costs incurred and expensed in prior periods of $1.2 million. These charges related primarily to expected future remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.  The increase in 2007 charges compared to 2006 related primarily to a $7.9 million increase in costs at a former waste disposal site based on revised remediation estimates resulting from negotiations with a government agency and a $4.0 million increase in costs associated with a former manufacturing operation.

For 2007, other corporate and unallocated costs were $63.8 million compared to $69.2 million in 2006, a decrease of $5.4 million, or 8%. Legal and legal-related settlement expenses decreased by $7.4 million and consulting fees were lower by $1.6 million. These decreases were partially offset by increased asset retirement obligation charges of $3.5 million, primarily based on a higher probability of an earlier retirement of certain assets.

2006 Compared to 2005

For 2006, pension expense included in Corporate/Other was $16.2 million compared to $2.0 million in 2005. The $14.2 million increase in corporate pension expense was due to the impact of a lower discount rate and the higher amortization of plan losses, primarily investment losses on plan assets from prior periods. The 2006 Corporate/Other pension expense also included a curtailment charge of $2.4 million resulting from the transition of a portion of the Winchester hourly workforce from a defined benefit pension plan to a defined contribution pension plan. On a total company basis, pension expense for 2006 was $44.1 million compared to $26.2 million in 2005.  Pension expense on a total company basis for 2006 included a curtailment charge of $3.0 million resulting from the transition of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  This curtailment charge was included in income from discontinued operations.

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

For 2006, other corporate and unallocated costs were $69.2 million compared to $76.0 million in 2005, a decrease of $6.8 million, or 9%. Legal and legal-related settlement expenses, which were higher in 2005 due to costs associated with legacy environmental issues and recovery actions, decreased by $12.7 million, rent charges decreased $1.4 million due to the relocation of our corporate office in Connecticut, incentive compensation decreased by $1.3 million, and insurance expense was $0.5 million lower. These decreases were partially offset by increased asset retirement obligation charges of $3.0 million, which was lower in 2005 due to a $2.5 million adjustment for certain hazardous waste units, stock option compensation expense of $2.9 million as a result of adopting SFAS No. 123R, which required share-based compensation to be expensed, higher consulting fees of $1.9 million, and third party fees of $1.2 million associated with the July 2006 debt exchange.

2008 OUTLOOK

Income from continuing operations in the first quarter of 2008 is projected to be in the $0.50 per diluted share range compared with $0.22 per diluted share in the first quarter of 2007.

In Chlor Alkali Products, we have experienced normal seasonal weakness in chlorine demand during the fourth quarter of 2007 which has continued into the first quarter of 2008.  We have seen some weakness in chlorine demand from vinyls customers beyond the typical seasonal slowdown.  On February 21, 2008, we announced that we declared a force majeure for caustic soda system-wide. The force majeure was declared as a result of (1) significant, unexpected operational interruptions in our caustic soda production capabilities, including plant shutdowns due to weather related, technical and equipment issues at several of our production facilities and (2) the lack of chlorine demand which restricts our ability to produce caustic soda.   We currently expect to supply our customers with approximately 70% of their typical contract volumes, subject to adjustment as circumstances dictate.  Due to normal seasonal weakness, the vinyls sector weakness, and planned plant maintenance outages, we are projecting our operating rates to be in the low to mid-80% range for the first quarter of 2008, which compares to 87% for the first quarter of 2007.  We expect the first quarter of 2008 ECU prices to improve slightly over the fourth quarter of 2007, driven by higher caustic soda prices.  The increase in first quarter caustic soda prices reflects the impact of the $75 per ton price increase announced in the fourth quarter.  We do not expect the full impact of that price increase to be realized until the second quarter.

Throughout 2008, we will continue to realize synergies from the integration of the Pioneer operations and our operations.  During the first quarter of 2008, the Pioneer corporate office in Houston was closed, the space was subleased, and all of those activities have been consolidated into existing Olin functions and facilities.

Winchester results are expected to be about equal to the first quarter of 2007 as improved pricing and volumes are offset by higher commodity costs.  Winchester has announced eleven price increases since the beginning of 2004.  The most recent of these price increases was announced in the fourth quarter of 2007 and was effective

January 1, 2008.  In 2008, Winchester will experience a significant year-over-year increase in the price of lead.  Winchester consumes approximately four times as much lead as copper.  We expect that law enforcement and military sales should continue at 2007 levels through 2009.

In 2008, we expect pension expense associated with the defined benefit plan to be approximately $19 million lower compared to 2007.  This reduction reflects an additional 25-basis point increase in the discount rate, the benefits of the $100 million voluntary contribution made in May 2007, favorable asset performance in 2007, and the benefits of the plan freeze.  This reduction will be partially offset by an approximate $6.0 million increase in expenses associated with the defined contribution plan that replaced the defined benefit plan.  The first quarter of 2008 pension expense is expected to decline by approximately $3.0 million compared to the first quarter of 2007.

We currently anticipate that 2008 charges for environmental investigatory and remedial activities will be approximately 25% lower than 2007.

We believe the 2008 effective tax rate will be in the 35% to 36% range.  This rate reflects the impact of the Pioneer Canadian operations, the income of which is not eligible for the manufacturing deduction available under the Jobs Creation Act of 2004.

In 2008, we forecast capital spending to be in the $200 million to $210 million range.  This forecast reflects the St. Gabriel facility conversion and expansion project spending of approximately $120 million.  This project is expected to be completed in the first quarter of 2009.  Full year 2008 depreciation is forecast to be approximately $70 million.

ENVIRONMENTAL MATTERS

	2007	2006	2005
	($ in millions)
Cash Outlays:
Remedial and Investigatory Spending (Charged to Reserve)	$29.4	$35.9	$19.6
Recoveries from Third Parties	—	(1.2)	(38.5)
Capital Spending	2.2	3.1	3.2
Plant Operations (Charged to Cost of Goods Sold)	14.2	10.1	9.5
Total Cash Outlays (Recoveries)	$45.8	$47.9	$(6.2)

Reserve for Environmental Liabilities:
Beginning Balance	$90.8	$102.9	$99.8
Charges to Income	37.9	23.8	22.7
Remedial and Investigatory Spending	(29.4)	(35.9)	(19.6)
Pioneer Acquired Liabilities	55.4	—	—
Currency Translation Adjustments	0.9	—	—
Ending Balance	$155.6	$90.8	$102.9

Remedial and investigatory spending was higher in 2007 and 2006 than 2005 due to an expansive investigation at a site and the implementation of remedial actions at five other sites.  Total environmental-related cash outlays for 2008 are estimated to be approximately $59.0 million, of which $35.0 million is expected to be spent on investigatory and remedial efforts, $8.0 million on capital projects and $16.0 million on normal plant operations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

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

In the United States, the establishment and implementation of federal, state, and local standards to regulate air, water and land quality affect substantially all of our manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use, and disposal of hazardous and toxic substances, and remediation of contaminated sites, has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase plant operating costs. Our Canadian facilities are governed by federal environmental laws administered by Environment Canada and by provincial environmental laws enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above.  We employ waste minimization and pollution prevention programs at our manufacturing sites.

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $6.7 million at December 31, 2007. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges or credits to income for investigatory and remedial efforts were material to operating results in 2007, 2006, and 2005 and may be material to net income in future years.

Environmental provisions (credits) charged (credited) to income were as follows:

	2007	2006	2005
	($ in millions)
Charges to Income	$37.9	$23.8	$22.7
Recoveries from Third Parties of Costs Incurred and Expensed in Prior Periods	—	(1.2)	(38.5)
Total Provision (Credit)	$37.9	$22.6	$(15.8)

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

In conjunction with the acquisition of Pioneer, we assumed their environmental liabilities, which are currently attributable to nine sites.  Our estimated environmental liability at the end of 2007, including the Pioneer sites, was attributable to 74 sites, 19 of which were USEPA National Priority List (NPL) sites. Eleven sites accounted for 77% of such liability and, of the remaining 63 sites, no one site accounted for more than 2% of our environmental liability. At two of these eleven sites a remedial action plan is being implemented. At four of the eleven sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage. At one of these eleven sites, part of the site is subject to a remedial investigation, part to a remedial action plan, and another part is in the long-term OM&M stage. At one site, part of the site is subject to a remedial action plan and part of the site to long-term OM&M. The three remaining sites are in long-term OM&M. All eleven sites are either associated with past manufacturing operations or former waste disposal sites. None of the eleven largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2007 for future environmental expenditures.

Our Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $155.6 million at December 31, 2007, and $90.8 million at December 31, 2006, of which $120.6 million and $55.8 million, respectively, were classified as other noncurrent liabilities.  As part of the acquisition of Pioneer, we assumed $55.4 million of environmental liabilities associated with their current and past manufacturing operations and former waste disposal sites.  Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $155.6 million included on our consolidated balance sheet at

December 31, 2007 for future environmental expenditures, we currently expect to utilize $95.7 million of the reserve for future environmental expenditures over the next 5 years, $28.9 million for expenditures 6 to 10 years in the future, and $31.0 million for expenditures beyond 10 years in the future. These estimates are subject to a number of risks and uncertainties, as described in Item 1A. “Risk Factors—Environmental Costs.”

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $50 million to $60 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2007, we estimate we may have additional contingent environmental liabilities of $50.0 million in addition to the amounts for which we have already recorded as a reserve.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), and therefore do not record gain contingencies and recognize income until it is earned and realizable.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

Provided By (Used For)	2007	2006	2005
	($ in millions)
Qualified Pension Plan Contributions	$(102.4)	$(80.0)	$(6.1)
Cash Provided by Continuing Operations	99.1	34.9	201.7
Cash Provided by Discontinued Operations	105.4	29.8	77.2
Net Operating Activities	204.5	64.7	278.9
Capital Expenditures	(76.1)	(61.7)	(62.5)
Business Acquired through Purchase Acquisition	(426.1)	—	—
Cash Acquired through Business Acquisition	126.4	—	—
Proceeds from Sale of a Business	380.8	—	—
Net Investing Activities	90.1	(112.2)	(38.1)
Long-Term Debt Repayments, Net	(145.7)	(1.1)	(49.1)
Net Financing Activities	(188.4)	(56.4)	(84.4)

In 2007, income exclusive of non-cash charges, cash and cash equivalents on hand, cash acquired from Pioneer, and proceeds from the sale of the Metals business and short-term investments were used to finance our working capital requirements, capital expenditures, the acquisition of Pioneer, repayment of debt, dividends, and to make voluntary contributions to our qualified pension plans.

Operating Activities

For 2007, cash provided by operating activities from continuing operations increased $64.2 million from 2006 primarily due to the effect of lower cash tax payments.  The 2007 cash provided by continuing operations was affected by a $41.0 million decrease in cash tax payments.  Working capital decreased $52.6 million in 2007 compared to a decrease of $8.3 million in 2006.  Partially offsetting the decrease in working capital was lower income from continuing operations.  In 2007, cash provided by operating activities included contributions to our pension plans of $102.4 million, compared to an $80.0 million payment in 2006.

In 2007, cash provided by operating activities from discontinued operations increased by $75.6 million from 2006 primarily due to a decrease in working capital and improved income from discontinued operations.  In 2007, Metals working capital decreased by $33.7 million compared with an increase of $33.2 million in 2006.  Metals payables increased from December 31, 2006 by $26.3 million, primarily due to timing of payments.  Receivables increased from December 31, 2006 by $9.3 million, primarily as a result of increased sales.  Cash flow generated from an inventory decrease from December 31, 2006 of $27.9 million was primarily a result of the Metals inventory reduction program.

In 2006, cash provided by operating activities from continuing operations decreased by $166.8 million from 2005. In 2006, cash provided by operating activities included a contribution to our pension plan of $80.0 million, a $89.3 million increase in cash tax payments which included the $46.7 million payments to the IRS and state and local jurisdictions for the settlement of tax matters from 1996 to 2002, and spending for environmental remedial and investigatory activities of $35.9 million.  Days sales outstanding decreased by approximately three days from the prior year.

In 2006, cash provided by operating activities from discontinued operations decreased by $47.4 million from 2005 primarily due to an increase in working capital partially offset by improved income from discontinued operations.  In 2006, Metals working capital increased by $33.2 million compared with a decrease of $16.7 million in 2005.  Receivables increased from December 31, 2005 by $39.7 million, primarily as a result of increased copper and zinc prices.  Metals payables increased from December 31, 2005 by $18.2 million, primarily due to an increase in commodity metal prices.

Capital Expenditures

Capital spending was $76.1 million, $61.7 million, and $62.5 million in 2007, 2006, and 2005, respectively. The increase in 2007 was primarily due to Pioneer capital spending of $14.9 million, which included $9.1 million for the St. Gabriel Chlor Alkali facility conversion and expansion project and also spending required to increase bleach capacity in our Chlor Alkali Products operations.  Capital spending in 2006 included increased spending for the expansion of our bleach manufacturing capabilities and for enhancements to our railcar fleet in Chlor Alkali Products operations.  These increases were partially offset by lower spending in Winchester which completed the relocation of a product line in 2005.  Capital spending was 161%, 165%, and 175% of depreciation in 2007, 2006, and 2005, respectively.

In 2008, we expect our capital spending to be in the $200 million to $210 million range. The 2008 increase is primarily attributable to the St. Gabriel, LA facility conversion and expansion project spending of approximately $120 million.  This project is expected to be completed in the first quarter of 2009.

During the first quarter of 2007, we entered into a sale/leaseback transaction for chlorine railcars that were acquired in 2005 and 2006. This transaction reduced our fixed assets by approximately $16.0 million.

Investing Activities

On August 31, 2007 we acquired Pioneer and paid cash of $426.1 million.  We also acquired cash of $126.4 million with the Pioneer acquisition.

On November 19, 2007, we completed the sale of the Metals business to Global.  We anticipate net proceeds from the sale of $380.8 million.

During 2007, we sold $50.0 million of short-term investments, which were purchased during 2006.

On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars in our Chlor Alkali Products segment that were acquired in 2005 and 2006.  We received proceeds from the sale of $14.8 million.

The 2007, 2006, and 2005 distributions from affiliated companies, net, represent primarily our share of the SunBelt joint venture’s improved operating results, net of cash payments to the affiliates.

Financing Activities

In August 2007, we entered into a $35 million letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of materials for the St. Gabriel Chlor Alkali facility conversion and expansion project.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced the $160 million senior revolving credit facility.  The new credit facility will expire in October 2012.  We have the option to expand the $220 million senior revolving credit facility by $80 million through adding a maximum of two additional lending institutions each year.  At December 31, 2007 we had $177.3 million available under this senior revolving credit facility, because we had issued $42.7 million of letters of credit under a subfacility.  We may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

This $220 million senior revolving credit facility includes a $110 million letter of credit subfacility which is in addition to the $35 million letter of credit facility.  At December 31, 2007, we had letters of credit of $74.0 million outstanding, of which $42.7 million were issued under our $220 million senior revolving facility.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, certain workers compensation insurance policies, and plant closure and post-closure obligations.

In addition to our senior revolving credit facility, we entered into two new credit facilities in June 2007.  On June 26, 2007, we entered into a $100 million Credit Facility and a $150 million Credit Facility.  These commitments were put in place to support the funding of the Pioneer acquisition.  The $100 million Credit Facility matured on the earlier of June 24, 2008, or upon an increase in the lending commitments under our existing revolving credit facility and the establishment of an accounts receivable securitization facility, and the $150 million Credit Facility would have matured on June 24, 2008.  In the fourth quarter of 2007, the $100 million Credit Facility expired as all conditions for early termination were met and the $150 million Credit Facility was terminated as we no longer needed the credit commitment.

On July 25, 2007, we established a $250 million Accounts Receivable Facility.  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  During 2007, we had aggregate borrowings under the Accounts Receivable Facility of $180 million and repayments of $180 million.  Also during 2007, we had maximum borrowings outstanding of $110 million under the Accounts Receivable Facility. As of December 31, 2007, we had nothing drawn under the Accounts Receivable Facility, which expires in July 2012.  As a result of the sale of Metals, the Accounts Receivable Facility was reduced from $250 million to $100 million.  At December 31, 2007, we had $72.7 million available under the Accounts Receivable Facility based on eligible trade receivables.  We expect to include the Pioneer accounts receivables during the first half of 2008, which should increase the Accounts Receivable Facility to approximately $125 million.  The Accounts Receivable Facility includes a letter of credit subfacility which is equal to 40% of the amount of the facility, or currently $40 million.  This subfacility is in addition to the $35 million letter of credit facility and the $110 million subfacility under the senior revolving credit facility.

During 2007, $117.9 million of the Convertible Notes and related $25.8 million premium were repaid using drawings from our Accounts Receivable Facility and cash.

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

During 2007, 2006 and 2005, we issued 836,131; 1,135,948; and 770,713 shares of common stock, respectively, with a total value of $15.5 million, $19.7 million and $15.3 million, respectively, to the Olin CEOP. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

The percent of total debt to total capitalization decreased to 28.1% at December 31, 2007, from 31.8% at year-end 2006 and 37.7% at year-end 2005. The decrease from year-end 2006 was due primarily to the higher shareholders’ equity resulting from the non-cash credit for the defined benefit pension and postretirement medical plans. The 2006 decrease from year-end 2005 was due primarily to the higher shareholders’ equity resulting from the net income for the year 2006.

Dividends per common share were $0.80 in 2007, 2006 and 2005. Total dividends paid on common stock amounted to $59.2 million in 2007, $58.1 million in 2006, and $57.1 million in 2005.

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

LIQUIDITY AND OTHER FINANCING ARRANGEMENTS

Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations and short-term borrowings under our senior revolving credit facility and borrowings under our Accounts Receivable Facility. We also have access to the debt and equity markets.

Cash flow from operations is variable as a result of the cyclical nature of our operating results, which have been affected by economic cycles in many of the industries we serve, such as vinyls, urethanes, and pulp and paper sectors. Cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $17.0 million annual change in our revenues and pretax profit when we are operating at full capacity, including the capacity acquired with Pioneer.

Our current debt structure is used to fund our business operations. As of December 31, 2007, we had long-term borrowings, including the current installment, of $259.0 million of which $4.7 million was at variable rates. We have entered into interest rate swaps on $101.6 million of our underlying fixed-rate debt obligations whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $6.6 million and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the swaps met the criteria to qualify for hedge accounting treatment with no ineffectiveness. In July 2006, we received proceeds of $0.4 million for the termination of a $30.0 million interest rate swap that was a fair value hedge for a portion of the $125.0 million 2011 Notes that were part of the July 2006 debt exchange. Annual maturities of long-term debt are $9.8 million in 2008, none in 2009 and 2010, $79.8 million in 2011, none in 2012, and a total of $169.4 million thereafter. Commitments from banks under our revolving credit facility and Accounts Receivable Facility are additional sources of liquidity.

We utilize a credit facility of $220 million and standby letters of credit. In August 2007, we entered into a new five-year senior revolving credit facility with a group of banks. This credit facility is described above under the caption, “Financing Activities.” As of December 31, 2007, we did not have any outstanding borrowings under this credit facility. At December 31, 2007, we had outstanding standby letters of credit of $74.0 million. These letters of credit were used to support certain long-term debt, capital expenditure commitments, certain workers compensation insurance policies, and plant closure and post-closure obligations.

We use operating leases for certain properties, such as railroad cars; distribution, warehousing and office space; and data processing and office equipment. Virtually none of our lease agreements contain escalation clauses or step rent provisions. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007 are as follows: $40.9 million in 2008, $35.2 million in 2009, $31.8 million in 2010, $27.1 million in 2011, $21.6 million in 2012, and a total of $76.1 million thereafter. Assets under capital leases are not significant. During the first quarter of 2007, we entered into a $16.0 million sale/leaseback transaction for chlorine railcars that were acquired in 2005 and 2006.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract and, under the terms of the contract, we are obligated to make a monthly payment of $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are $2.4 million per year for 2008 through 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

At December 31, 2007, we had $220 million registered securities available for issuance with the SEC, whereby from time to time, we may issue debt securities, preferred stock and/or common stock, and associated warrants.

We and our partner, PolyOne own equally SunBelt. Oxy Vinyls is required to purchase 250 thousand tons of chlorine based on a formula related to its market price. Prior to July 2007, PolyOne had an ownership interest in Oxy Vinyls. We market the excess chlorine and all of the caustic soda produced. The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017. SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2007, our guarantee of these notes was $60.9 million. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Excluding our guarantee of the SunBelt Notes described above, our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations	$259.0	$9.8	$—	$79.8	$169.4
Interest payments under debt obligations and interest rate swap agreements (a)	115.0	17.1	34.0	27.6	36.3
Contingent tax liability (FIN 48)	57.2	2.5	24.2	3.1	27.4
Qualified pension plan contributions (b)	—	—	—	—	—
Non-qualified pension plan payments	55.5	5.9	18.4	14.3	16.9
Postretirement benefit payments (b)	79.5	9.1	15.3	12.5	42.6
Off-Balance Sheet Commitments:
Noncancelable operating leases	232.7	40.9	67.0	48.7	76.1
Purchasing commitments:
Raw materials	200.2	49.5	22.2	11.9	116.6
Utilities	5.1	4.9	0.2	—	—
Total	$1,004.2	$139.7	$181.3	$197.9	$485.3

(a)
For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2007 and that there are no changes in the rates from those in effect at December 31, 2007 which ranged from 2.75% to 9.125%.

(b)
These amounts are only estimated payments assuming the continuation of postretirement benefits, a growth rate of 9% for 2008 and 2009 for estimated healthcare cost inflation, an annual expected rate of return on pension plan assets of 9%, and a discount rate on pension plan obligations of 6.25%. These estimated payments are subject to significant variation and the actual payments may be more or less than the amounts estimated. Given the inherent uncertainty as to actual minimum funding requirements for qualified pension plans, no amounts are included in this table for any period beyond one year in the case of pensions. For our qualified pension plans, we believe additional cash contributions will be required no sooner than 2014.  See discussion on “Pension Protection Act of 2006” in “Pension Plans and Retirement Benefits” in the Notes to the Consolidated Financial Statements.

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

We have several defined benefit and defined contribution pension plans, as described in the Pension Plans and Retirement Benefits note in the Notes to Consolidated Financial Statements. We fund the defined benefit pension plans based on the minimum amounts required by law plus such amounts we deem appropriate. We have postretirement healthcare plans that provide health and life insurance benefits to certain retired employees and their beneficiaries, as described in the Pension Plans and Retirement Benefits note in the Notes to Consolidated Financial Statements. These other postretirement plans are not pre-funded and expenses are paid by us as incurred.

We also have standby letters of credit of $74.0 million of which $42.7 million have been issued through our senior revolving credit facility. At December 31, 2007, we had $177.3 million available under our senior revolving credit facility.

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

Goodwill

Goodwill and other intangibles are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates, and comparable company trading multiples. Based on our evaluation prepared in the fourth quarter of 2007, no impairment charge was recorded.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” (SFAS No. 87), and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension,” (SFAS No. 106), respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Additionally, gains and losses are amortized over the group’s service lifetime, to the extent they fall outside of a corridor designed to dampen annual volatility. The average remaining service lives of the employees in the defined benefit plan is 10.7 years. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.

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

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events. For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have increased or decreased, respectively, the 2007 pension cost by approximately $14 million. Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension costs for 2007 and the projected benefit obligation as of December 31, 2007 would have increased pension costs by $5.7 million and the projected benefit obligation by $88.0 million. A 50-basis point increase in the discount rate used to calculate pension costs for 2007 and the projected benefit obligation as of December 31, 2007 would have decreased pension costs by $6.5 million and the projected benefit obligation by $88.0 million. For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans and Retirement Benefits” in the Notes to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (SFAS No. 141R).  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all asset acquired and liabilities assumed, and requires additional disclosures by the acquirer.  Under this statement, all business combinations will be accounted for by applying the acquisition method.  This statement will be effective for us on January 1, 2009 and will be applied to business combinations occurring after the effective date.  Earlier application is prohibited.  We are continuing to evaluate the future effect of this statement on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS No. 160).  This statement will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  This statement will be effective for us on January 1, 2009.  Earlier application is prohibited.  This statement will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide additional required disclosures.  It is expected that this statement will not have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which permitted an entity to measure certain financial assets and liabilities at fair value.  The statement’s objective was to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  This statement became effective for fiscal years beginning after November 15, 2007 and was to be applied prospectively.  As we do not intend to measure existing assets and liabilities at fair value on the date of adoption, the adoption of this statement will not affect our financial statements.

In September 2006, the FASB issued SFAS No. 158, an amendment of FASB Statements No. 87, 88, 106, and 132R. This statement required that a company recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and measure benefit plan assets and benefit obligations as of the company’s balance sheet date. The portion of this statement related to recognizing a net liability for the funded status became effective for fiscal years ending after December 15, 2006. At December 31, 2006, we recorded an after-tax charge to Accumulated Other Comprehensive Loss of $73.3 million ($120.0 million pretax). The measurement date of the assets and benefit obligations requirements will be effective for fiscal years ending after December 15, 2008. We currently use our year-end balance sheet date as our measurement date and, as a result, the new measurement requirement will not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis has been delayed by one year.  It is expected that this statement will not have a material effect on our financial statements.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which amended certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” and APB Opinion No. 28, “Interim Financial Reporting.” This position prohibited the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This position became effective for fiscal years beginning after December 15, 2006 and should be applied retrospectively for all financial statements presented. Previously, our accrual for planned major maintenance costs did not extend past year-end, but was accrued within the year for the year.  This position did not have a material effect on our 2006 financial statements, and therefore, no restatements were made.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin SAB No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements,” (SAB No. 108). The bulletin provided guidance on assessing the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements were materially misstated. SAB No. 108 required that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach included both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN No. 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” (SFAS No. 109).  FIN No. 48 prescribed a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. This interpretation was effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN No. 48 on January 1, 2007.  As a result of the implementation, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which has been accounted for as an increase to Accumulated Deficit.

DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133), required an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. SFAS No. 133 required that all derivative instruments be recorded on the balance sheet at their fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings. For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive income until the hedged item is recognized in earnings. Ineffective portions are recognized currently in earnings. Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2007 and 2006, we had no forward contracts to buy or to sell foreign currencies. Foreign currency exchange (losses) gains, net of taxes, were $(1.4) million in 2007 and $0.3 million in 2006 and 2005.

We use cash flow hedges of certain raw material and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in achieving offsetting changes in fair value of cash flows of the asset or liability being hedged. Gains (losses) on settled futures contracts, net of taxes, were $1.0 million in 2007, $(4.1) million in 2006, and $0.4 million in 2005. At December 31, 2007, we had open positions in futures contracts totaling $66.4 million (2006—$32.6 million). If all open futures contracts had been settled on December 31, 2007, we would have recognized a gain of $6.6 million.

At December 31, 2007 and 2006, Accumulated Other Comprehensive Loss included a pretax gain in fair value of $1.0 million and $6.0 million, respectively. In addition, the ineffective portion of changes in fair value resulted in $(0.1) million, $0.1 million and zero (charged) credited to earnings for the years ended December 31, 2007, 2006 and 2005, respectively. There were in 2007 assets totaling $8.1 million (2006—$13.3 million) and liabilities of $6.9 million (2006—$7.4 million).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting. The effect on operating results of items not qualifying for hedge accounting for 2007, 2006, and 2005 was not material to earnings.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of December 31, 2007, we maintained open positions on futures contracts totaling $66.4 million ($32.6 million at December 31, 2006). Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, we would experience a $6.6 million ($3.3 million at December 31, 2006) increase in our cost of inventory purchased, which would be offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flows. Our current debt structure is used to fund business operations and commitments from banks under our revolving credit facility and our Accounts Receivable Facility are sources of liquidity. As of December 31, 2007, we had long-term borrowings of $259.0 million ($253.9 million at December 31, 2006) of which $4.7 million ($2.9 million at December 31, 2006) was issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $101.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

Assuming no changes in the $106.3 million of variable-rate debt levels from December 31, 2007, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2007 would impact annual interest expense by $1.1 million.

The following table reflects the swap activity related to certain debt obligations as of December 31, 2007:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2007 Floating Rate
	($ in millions)
9.125%, due 2011	$50.0	December 2001	8.294%
9.125%, due 2011	$25.0	March 2002	6.0-7.0	%(a)
Industrial development and environmental improvement obligations at interest rates of 6.0% to 6.75%, due 2008-2017	$21.1	March 2002	5.40%
___________________________	$5.5	March 2002	5.54%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $0.6 million, $1.3 million and $2.9 million in 2007, 2006, and 2005, respectively.

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

Management’s assessment of the effectiveness of internal control over financial reporting did not include consideration of the internal controls of Pioneer, which was acquired on August 31, 2007.  Pioneer financial results are included in Olin’s consolidated financial statements and constituted total assets of $780.2 million at December 31, 2007 and $183.6 million of sales for the year then ended.

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, except for Pioneer. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework to guide our analysis and assessment. Based on our assessment as of December 31, 2007, the company’s internal control over financial reporting was effective at the reasonable assurance level under this framework.

/s/ Joseph D. Rupp
Chairman, President and Chief Executive Officer

/s/ John E. Fischer
Vice President and Chief Financial Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Olin Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Olin Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Olin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of internal control over financial reporting did not include consideration of the internal controls of Pioneer Companies, Inc. (Pioneer), which was acquired on August 31, 2007.  Pioneer financial results are included in Olin Corporation’s consolidated financial statements and constituted total assets of $780.2 million at December 31, 2007 and $183.6 million of sales for the year then ended. Our audit of internal control over financial reporting of Olin Corporation also excluded an evaluation of the internal control over financial reporting of Pioneer.

As discussed in note “Accounting Policies” to the consolidated financial statements, Olin Corporation adopted the provisions of Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007, adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, in 2006, and adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in 2006.

/s/ KPMG LLP

St. Louis, MO
February 27, 2008

CONSOLIDATED BALANCE SHEETS
December 31
($ in millions, except share data)

	2007	2006
Assets
Current Assets:
Cash and Cash Equivalents	$306.0	$199.8
Short-Term Investments	26.6	76.6
Receivables, Net:
Trade	187.8	119.3
Other	14.2	16.1
Inventories	106.7	82.7
Current Deferred Income Taxes	15.0	8.9
Other Current Assets	14.7	19.3
Current Assets of Discontinued Operations	—	402.2
Total Current Assets	671.0	924.9
Property, Plant and Equipment, Net	503.6	251.2
Deferred Income Taxes	26.3	117.3
Prepaid Pension Costs	139.7	—
Other Assets	58.9	12.3
Goodwill	301.9	―
Assets of Discontinued Operations	—	336.5
Total Assets	$1,701.4	$1,642.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current Installments of Long-Term Debt	$9.8	$1.7
Accounts Payable	150.6	87.9
Income Taxes Payable	3.1	4.8
Accrued Liabilities	244.7	174.0
Current Liabilities of Discontinued Operations	—	156.7
Total Current Liabilities	408.2	425.1
Long-Term Debt	249.2	252.2
Accrued Pension Liability	50.5	234.4
Other Liabilities	329.8	184.5
Liabilities of Discontinued Operations	—	2.7
Total Liabilities	1,037.7	1,098.9

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120,000,000 Shares;	74.5	73.3
(Issued and Outstanding 74,504,054 Shares (73,322,590 in 2006)
Additional Paid-In Capital	742.0	721.6
Accumulated Other Comprehensive Loss	(151.2)	(318.5)
(Accumulated Deficit) Retained Earnings	(1.6)	66.9
Total Shareholders’ Equity	663.7	543.3
Total Liabilities and Shareholders’ Equity	$1,701.4	$1,642.2

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
($ in millions, except per share data)

	2007	2006	2005
Sales	$1,276.8	$1,039.7	$955.0
Operating Expenses:
Cost of Goods Sold	1,038.3	795.7	681.8
Selling and Administration	126.4	125.2	128.4
Other Operating Income	1.9	6.7	9.1
Operating Income	114.0	125.5	153.9
Earnings of Non-consolidated Affiliates	46.0	45.3	37.8
Interest Expense	22.1	20.3	19.9
Interest Income	11.6	11.6	18.2
Other Income	1.2	1.1	1.3
Income from Continuing Operations before Taxes and Cumulative Effect of Accounting Change	150.7	163.2	191.3
Income Tax Provision	49.9	39.5	73.5
Income from Continuing Operations before Cumulative Effect of Accounting Change	100.8	123.7	117.8
Discontinued Operations:
Income from Discontinued Operations, Net	29.0	26.0	21.1
Loss on Disposal of Discontinued Operations, Net	(139.0)	—	—
(Loss) Income before Cumulative Effect of Accounting Change	(9.2)	149.7	138.9
Cumulative Effect of Accounting Change, Net	—	—	(5.6)
Net (Loss) Income	$(9.2)	$149.7	$133.3

Basic (Loss) Income per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$1.36	$1.70	$1.65
Income from Discontinued Operations, Net	0.39	0.36	0.30
Loss on Disposal of Discontinued Operations, Net	(1.87)	—	—
Cumulative Effect of Accounting Change, Net	—	—	(0.08)
Net (Loss) Income	$(0.12)	$2.06	$1.87

Diluted (Loss) Income per Common Share:
Income from Continuing Operations before Cumulative Effect of Accounting Change	$1.36	$1.70	$1.65
Income from Discontinued Operations, Net	0.39	0.36	0.29
Loss on Disposal of Discontinued Operations, Net	(1.87)	—	—
Cumulative Effect of Accounting Change, Net	—	—	(0.08)
Net (Loss) Income	$(0.12)	$2.06	$1.86

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in millions, except per share data)

	Common Stock
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at January 1, 2005	70,566,902	$70.6	$659.5	$(273.3)	$(100.9)	$355.9
Comprehensive Income:
Net Income	—	—	—	—	133.3	133.3
Translation Adjustment	—	—	—	(2.3)	—	(2.3)
Net Unrealized Gains	—	—	—	0.4	—	0.4
Minimum Pension Liability Adjustment, Net	—	—	—	(29.2)	—	(29.2)
Comprehensive Income						102.2
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(57.1)	(57.1)
Common Stock Issued for:
Stock Options Exercised	509,383	0.5	9.3	—	—	9.8
Employee Benefit Plans	770,713	0.8	14.5	—	—	15.3
Other Transactions	28,377	—	0.5	—	—	0.5
Balance at December 31, 2005	71,875,375	71.9	683.8	(304.4)	(24.7)	426.6
Comprehensive Income:
Net Income	—	—	—	—	149.7	149.7
Translation Adjustment	—	—	—	1.2	—	1.2
Net Unrealized Gains	—	—	—	3.5	—	3.5
Minimum Pension Liability Adjustment, Net	—	—	—	54.5	—	54.5
Comprehensive Income						208.9
Adoption of SFAS No. 158	—	—	—	(73.3)	—	(73.3)
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(58.1)	(58.1)
Common Stock Issued for:
Stock Options Exercised	240,075	0.2	4.2	—	—	4.4
Employee Benefit Plans	1,135,948	1.1	18.6	—	—	19.7
Other Transactions	71,192	0.1	0.9	—	—	1.0
Stock-Based Compensation	—	—	14.1	—	—	14.1
Balance at December 31, 2006	73,322,590	73.3	721.6	(318.5)	66.9	543.3
Comprehensive Income:
Net Loss	—	—	—	—	(9.2)	(9.2)
Translation Adjustment	—	—	—	7.1	—	7.1
Net Unrealized Losses	—	—	—	(5.0)	—	(5.0)
Minimum Pension and Postretirement Liability Adjustment, Net	—	—	—	138.3	—	138.3
Amortization of Prior Service Costs and Actuarial Losses, Net	—	—	—	26.9	—	26.9
Comprehensive Income						158.1
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(59.2)	(59.2)
Common Stock Issued for:
Stock Options Exercised	241,758	0.2	5.1	—	—	5.3
Employee Benefit Plans	836,131	0.9	14.6	—	—	15.5
Other Transactions	103,575	0.1	1.8	—	—	1.9
Stock-Based Compensation	—	—	(1.1)	—	—	(1.1)
Cumulative Effect of Accounting Change	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2007	74,504,054	$74.5	$742.0	$(151.2)	$(1.6)	$663.7

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
($ in millions)

	2007	2006	2005
Operating Activities
Net (Loss) Income	$(9.2)	$149.7	$133.3
Loss (Income) from Discontinued Operations, Net	110.0	(26.0)	(21.1)
Adjustments to Reconcile Net (Loss) Income to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(46.0)	(45.3)	(37.8)
Other Operating Income—Gains on Disposition of Real Estate	—	(0.7)	(9.1)
Stock-Based Compensation	4.9	5.6	2.3
Depreciation and Amortization	48.0	37.8	36.0
Deferred Taxes	(14.2)	(28.0)	51.0
Cumulative Effect of Accounting Change	—	—	5.6
Qualified Pension Plan Contributions	(102.4)	(80.0)	(6.1)
Qualified Pension Plan Expense	14.4	27.8	12.6
Common Stock Issued under Employee Benefit Plans	3.3	3.3	2.9
Change in Assets and Liabilities Net of Purchase and Sale of Businesses:
Receivables	(7.7)	(5.0)	(15.7)
Inventories	1.4	(2.7)	(9.0)
Other Current Assets	7.1	(9.8)	0.1
Accounts Payable and Accrued Liabilities	53.2	45.2	29.8
Income Taxes Payable	(1.4)	(19.4)	23.1
Other Assets	8.8	11.7	(7.4)
Other Noncurrent Liabilities	38.6	(34.3)	9.7
Other Operating Activities	(9.7)	5.0	1.5
Cash Provided by Continuing Operations	99.1	34.9	201.7
Discontinued Operations:
(Loss) Income from Discontinued Operations, Net	(110.0)	26.0	21.1
Loss on Disposal of Discontinued Operations	160.0	—	—
Operating Activities from Discontinued Operations	55.4	3.8	56.1
Cash Provided by Discontinued Operations	105.4	29.8	77.2
Net Operating Activities	204.5	64.7	278.9
Investing Activities
Capital Expenditures	(76.1)	(61.7)	(62.5)
Business Acquired in Purchase Transaction	(426.1)	—	—
Cash Acquired through Business Acquisition	126.4	—	—
Proceeds from Sale (Purchase) of Short-Term Investments	50.0	(76.6)	—
Proceeds from Sale/Leaseback of Equipment	14.8	—	—
Disposition of Property, Plant and Equipment	0.5	1.3	14.1
Distributions from Affiliated Companies, Net	25.4	44.0	31.0
Other Investing Activities	1.7	(0.1)	(0.6)
Cash Used for Continuing Operations	(283.4)	(93.1)	(18.0)
Discontinued Operations:
Proceeds from Sale of a Business	380.8	—	—
Investing Activities from Discontinued Operations	(7.3)	(19.1)	(20.1)
Cash Provided by (Used for) Discontinued Operations	373.5	(19.1)	(20.1)
Net Investing Activities	90.1	(112.2)	(38.1)
Financing Activities
Long-Term Debt:
Borrowings	180.0	—	2.9
Repayments	(325.7)	(1.1)	(52.0)
Issuance of Common Stock	12.2	16.4	12.4
Stock Options Exercised	5.3	4.4	9.8
Excess Tax Benefits from Stock Options Exercised	1.1	0.8	—
Dividends Paid	(59.2)	(58.1)	(57.1)
Deferred Debt Costs	(2.1)	(18.8)	—
Other Financing Activities	—	—	(0.4)
Net Financing Activities	(188.4)	(56.4)	(84.4)
Net Increase (Decrease) in Cash and Cash Equivalents	106.2	(103.9)	156.4
Cash and Cash Equivalents, Beginning of Year	199.8	303.7	147.3
Cash and Cash Equivalents, End of Year	$306.0	$199.8	$303.7
Cash Paid for Interest and Income Taxes:
Interest	$19.2	$19.5	$20.0
Income Taxes, Net of Refunds	$54.4	$95.4	$6.1

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in millions, except share data)

DESCRIPTION OF BUSINESS

Olin Corporation is a Virginia corporation, incorporated in 1892. We are a manufacturer concentrated in two business segments: Chlor Alkali Products and Winchester. Chlor Alkali Products, with nine U.S. manufacturing facilities and two Canadian manufacturing facilities, produces chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, sodium chlorate, bleach products and potassium hydroxide. Winchester, with its principal manufacturing facility in East Alton, IL, produces and distributes sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to Global.  The transaction closed on November 19, 2007.  Accordingly, for all periods presented prior to the sale, these assets and liabilities are classified as "held for sale" and presented separately in the Consolidated Balance Sheets presented, and the related operating results and cash flows are reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively.

On August 31, 2007 we acquired Pioneer, whose operating results are included in the accompanying financial statements since the date of acquisition.

ACCOUNTING POLICIES

The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Olin Corporation and all majority-owned subsidiaries. Investment in our 50% owned affiliates are accounted for on the equity method. Accordingly, we include only our share of earnings or losses of these affiliates in consolidated net income. Certain reclassifications were made to prior year amounts to conform to the 2007 presentation, primarily related to reporting the Metals business as discontinued operations.

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

Cost of Goods Sold and Selling and Administration Expenses

Cost of Goods Sold includes the costs of inventory sold, related purchasing, distribution and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs. Selling and Administration expenses include personnel costs associated with sales, marketing and administration, research and development, legal and legal-related costs, consulting and professional services fees, advertising expenses, and other similar costs.

Other Operating Income

Other Operating Income consists of miscellaneous operating income items, which are related to our business activities, and gains (losses) on disposition of property, plant and equipment. Other Operating Income for 2007 of $1.9 included the receipt of a $1.3 contingent payment associated with a 1995 divestiture and $0.6 of a gain realized on an intangible asset sale in Chlor Alkali Products, which will be recognized ratably through March 2012.  Other Operating Income for 2006 of $6.7 included a $6.0 insurance recovery for business interruption experienced in our Chlor Alkali Products operations during 2005 and early 2006 and a $0.7 gain on the disposition of a former manufacturing plant. Other Operating Income for 2005 of $9.1 included the gains on the disposition of three real estate properties. The first disposition represented the settlement of a contested condemnation award relating to land associated with a former warehousing facility. The other transactions represented the disposition of land associated with two former manufacturing plants.

Other Income

Other Income consists of non-recurring non-operating income items which are not related to our primary business activities.

Foreign Currency Translation

The functional currency for our Canadian chlor alkali subsidiary is the U.S. dollar; accordingly, gains and losses resulting from balance sheet translations are included in Selling and Administration.  Other foreign affiliates’ balance sheet amounts are translated at the exchange rates in effect at year-end, and operations statement amounts are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in Accumulated Other Comprehensive Loss.

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

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value LIFO method of inventory accounting. Cost for other inventories has been determined principally by the average-cost (primarily operating supplies, spare parts and maintenance parts) method. Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

Property, Plant and Equipment

Property, Plant and Equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Start-up costs are expensed as incurred.

Asset Retirement Obligations

We record the fair value of an asset retirement obligation associated with the retirement of a tangible long-lived asset as a liability in the period incurred.  Asset retirement obligations are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that changes underlying retirement assumptions may have occurred.

On December 31, 2005, we adopted FIN No. 47, an interpretation of SFAS No. 143. This interpretation clarified the definition of conditional asset retirement obligations used in SFAS No. 143 and clarified when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We recorded an asset of $0.3 and a liability of $9.5 to reflect the cost of retirement obligations related to production technology ($7.9), building materials ($0.6), and other obligations ($1.0). This resulted in an after-tax charge for the cumulative effect of an accounting change totaling $5.6 ($9.2 pretax) upon adoption of FIN No. 47.

In 2007, we had net adjustments that increased the asset retirement obligation by $3.0.  The adjustments were primarily comprised of an increase of $1.8 based on a higher probability of an earlier retirement of certain assets and an increase of $2.6 in estimated costs for certain assets, partially offset by a decrease of $1.2 based on a lower probability of an estimated liability than previously assessed as occurring.

In 2006, we had net adjustments that decreased the asset retirement obligations by $0.1, which were primarily comprised of a reduction in the asset retirement obligation by $4.5 based on a lower probability of an estimated liability than previously assessed as occurring, offset by an increase of $4.2 based on a higher probability of an earlier retirement of certain assets.

In conjunction with the acquisition of Pioneer, we assumed asset retirement obligations of $19.1 and acquired related assets of $4.1 primarily related to production technology and building materials obligations.

The activity of our asset retirement obligation was as follows:

Balance as of December 31, 2005	$47.1
Accretion	3.5
Spending	(2.3)
Adjustments	(0.1)
Balance as of December 31, 2006	48.2
Accretion	3.9
Spending	(2.8)
Pioneer Acquisition	19.1
Adjustments	3.0
Balance as of December 31, 2007	$71.4

At December 31, 2007 and 2006, our Consolidated Balance Sheets included an asset retirement obligation of $61.3 and $40.3, respectively, which were classified as other noncurrent liabilities.

The pro forma effect of FIN No. 47, as if it had been adopted for 2005, is as follows:

2005
Statement of Operations Adjustments:
Net income as reported	$133.3
Effect of adoption	(0.4)
Net income	$132.9
Per share (diluted) as reported	$1.86
Effect of adoption	—
Total	$1.86

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

Goodwill

Goodwill is not amortized, but is reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates and comparable company trading multiples.  An impairment would be recorded if the carrying amount exceeded the estimated fair value. No impairment charges were recorded for 2007, 2006, or 2005.

Other Assets

Other Assets at December 31, 2007 and 2006 included intangible assets of $19.7 and zero and miscellaneous long-term assets of $39.2 and $12.3, respectively.  The August 31, 2007 valuation of identifiable intangible assets that were obtained from the Pioneer acquisition included $19.0 associated with customers, customer contracts and relationships, and $1.2 associated with internally developed and purchased software.  These assets will be amortized over fifteen years and five years, respectively, on a straight-line basis.   Amortization expense was $0.5 in 2007. Intangible assets are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. Miscellaneous long-term assets include investments in non-consolidated affiliates.

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

Discontinued Operations

We present the results of operations, financial position and cash flows that have either been sold or that meet the criteria for "held for sale" accounting as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting. Management judgment is required to assess the criteria required to meet held for sale accounting, and estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

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

Derivative Financial Instruments

We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. The hedge accounting treatment provides for the deferral of gains or losses (included in Other Comprehensive Loss) on derivative instruments until such time as the related transactions occur.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2007 and 2006, we had no forward contracts to buy or to sell foreign currencies. Foreign currency exchange (losses) gains, net of taxes, were $(1.4) in 2007 and $0.3 in 2006 and 2005.

We use cash flow hedges of certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in achieving offsetting changes in fair value of cash flows of the asset or liability being hedged. Gains (losses) on settled futures contracts, net of taxes, were $1.0 in 2007, $(4.1) in 2006 and $0.4 in 2005. At December 31, 2007, we had open positions in futures contracts totaling $66.4 (2006—$32.6). If all open futures contracts had been settled on December 31, 2007, we would have recognized a gain of $6.6.

At December 31, 2007 and 2006, Accumulated Other Comprehensive Loss included a pretax gain in fair value of $1.0 and $6.0, respectively. In addition, the ineffective portion of changes in fair value resulted in a $(0.1), $0.1 and zero (charged) credited to earnings for the years ended December 31, 2007, 2006, and 2005, respectively. There were in 2007, assets totaling $8.1 (2006—$13.3) and liabilities of $6.9 (2006—$7.4).

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting. The effect on operating results of items not qualifying for hedge accounting for 2007, 2006 and 2005 was not material to earnings.

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

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities. At December 31, 2007, the estimated fair value of debt was $265.0 (2006—$267.6), which compares to debt recorded on the balance sheet of $259.0 and $253.9 at December 31, 2007 and 2006, respectively. The estimated fair values of currency forward contracts are based on quoted market prices for contracts with similar terms.

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

Effective December 31, 2006, we adopted SFAS No. 158. As a result, we recorded after-tax charges of $39.7 and $33.6 for pension and other postretirement plans, respectively, ($65.0 and $55.0 pretax, respectively) to Accumulated Other Comprehensive Loss.  Beginning in 2007, under SFAS No. 158, the amortization of prior service costs, recognized actuarial gains (losses) and curtailments, which are components of net periodic benefit costs, are recorded to Accumulated Other Comprehensive Loss.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). This pronouncement revised the accounting treatment for stock-based compensation. It established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focused primarily on accounting for transactions in which an entity obtained employee services in share-based payment transactions.

This statement required an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This cost was recognized over the period during which an employee was required to provide service in exchange for the award, the requisite service period (usually the vesting period). It required that an initial measurement be made of the cost of employee services received in exchange for an award of liability instruments based on its current fair value and required the value of that award to be subsequently remeasured at each reporting date through the settlement date. Changes in fair value of liability awards during the requisite service period were recognized as compensation cost over that period.

Effective January 1, 2006, we recorded compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R. Prior to January 1, 2006, we accounted for stock-based compensation under SFAS No. 123. As allowed under SFAS No. 123, we accounted for stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this opinion, compensation cost was recorded when the fair value of our stock at the date of grant for fixed options exceeded the exercise price of the stock option. Our policy is to grant stock options with an exercise price equal to the fair market value of our common stock on the date of the award. Compensation cost for restricted stock awards was accrued over the life of the award based on the quoted market price of our stock at the date of the award. Compensation cost for performance shares was accounted for under variable plan accounting. The estimated fair value at the date of grant was amortized and charged to operations over the vesting period. Each period the accrual was adjusted to reflect the performance relative to the respective target.

We adopted the modified prospective transition method provided for under SFAS No. 123R and, consequently, did not retroactively adjust results from prior periods. Under this transition method, compensation cost associated with stock options includes the amortization, using the straight-line method, related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and the amortization, using the straight-line methods, related to all stock option awards granted subsequent to January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

We had no compensation expense for stock options granted during 2005. The following table shows the difference between the reported and pro forma net income and net income per common share as if we had adopted SFAS No. 123R for the year ended December 31, 2005:

2005
Net Income:
As reported	$133.3
Stock-based employee compensation expense, net of tax	(2.1)
Pro forma	$131.2
Per Share Data:
Basic
As Reported	$1.87
Pro forma	1.84
Diluted
As Reported	$1.86
Pro forma	1.83

Assumptions

The fair value of each option granted, which typically vests ratably over three years, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2007	2006	2005
Dividend yield	4.37%	4.36%	3.36%
Risk-free interest rate	4.81%	4.55%	3.86%
Expected volatility	35%	35%	27%
Expected life (years)	7.0	7.0	7.0
Grant fair value (per option)	$4.46	$5.50	$5.48

Dividend yield for 2007 and 2006 was based on a five-year historical average yield. The dividend yield on prior option grants was based on the actual dividend in effect at the date of grant and the quoted market price of our stock at the date of the award. Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options. Expected volatility was based on our historical stock price movements, and we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant was based on historical exercise and cancellation patterns, and we believe that historical experience is the best estimate for future exercise patterns.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R.  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer.  Under this Statement, all business combinations will be accounted for by applying the acquisition method.  This statement will be effective for us on January 1, 2009 and will be applied to business combinations occurring after the effective date.  Earlier application is prohibited.  We are continuing to evaluate the future effect of this statement on our financial statements.

In December 2007, the FASB issued SFAS No. 160.  This statement will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  This statement will be effective for us on January 1, 2009.  Earlier application is prohibited.  This statement will be applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide additional required disclosures.  It is expected that this statement will not have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, which permitted an entity to measure certain financial assets and liabilities at fair value.  The statement’s objective was to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  This statement became effective for fiscal years beginning after November 15, 2007 and was to be applied prospectively.  As we do not intend to measure existing assets and liabilities at fair value on the date of adoption, the adoption of this statement will not affect our financial statements.

In September 2006, the FASB issued SFAS No. 158, an amendment of FASB Statements No. 87, 88, 106, and 132R. This statement required that a company recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and measure benefit plan assets and benefit obligations as of the company’s balance sheet date. The portion of this statement related to recognizing a net liability for the funded status became effective for fiscal years ending after December 15, 2006. At December 31, 2006, we recorded an after-tax charge to Accumulated Other Comprehensive Loss of $73.3 ($120.0 pretax) in the fourth quarter of 2006. The measurement date of the assets and benefit obligations requirements will be effective for fiscal years ending after December 15, 2008. We currently use our year-end balance sheet date as our measurement date and, as a result, the new measurement requirement will not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157. This statement does not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis has been delayed by one year.  It is expected that this statement will not have a material effect on our financial statements.

In September 2006, the FASB issued FSP No. AUG AIR-1, which amended certain provisions in the AICPA Industry Audit Guide, "Audits of Airlines," and APB Opinion No. 28, “Interim Financial Reporting.” This position prohibited the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This position became effective for fiscal years beginning after December 15, 2006 and should be applied retrospectively for all financial statements presented.  Previously, our accrual for planned major maintenance costs did not extend past year-end, but was accrued within the year for the year.  This position did not have a material effect on our 2006 financial statements, and therefore, no restatements were made.

In September 2006, the staff of the SEC issued SAB No. 108. The bulletin provided guidance on assessing the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements were materially misstated. SAB No. 108 required that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach included both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial statements.

In July 2006, the FASB issued FIN No. 48. This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109. FIN No. 48 prescribed a recognition threshold and measurement for a tax position taken or expected to be taken in a tax return. This interpretation also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. This interpretation was effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN No. 48 on January 1, 2007.  As a result of the implementation, we recognized a $0.1 increase in the liability for unrecognized tax benefits, which has been accounted for as an increase to Accumulated Deficit.

ACQUISITIONS

On August 31, 2007, we acquired Pioneer, a manufacturer of chlorine, caustic soda, bleach, sodium chlorate, and hydrochloric acid.  Pioneer owns and operates four chlor-alkali plants and several bleach manufacturing facilities in North America.  Under the merger agreement, each share of Pioneer common stock was converted into the right to receive $35.00 in cash, without interest.  The aggregate purchase price for all of Pioneer’s outstanding shares of common stock, together with the aggregate payment due to holders of options to purchase shares of common stock of Pioneer, was $426.1, which includes direct fees and expenses.  We financed the merger with cash and $110.0 of borrowings against our Accounts Receivable Facility.  At the date of acquisition, Pioneer had cash and cash equivalents of $126.4.  We assumed $120.0 of Pioneer’s convertible debt which was redeemed in the fourth quarter of 2007 and January 2008.  We paid a conversion premium of $25.8 on the Pioneer convertible debt.

For segment reporting purposes, the acquisition of Pioneer has been included in Chlor Alkali Products.  Our results for 2007 include $183.6 of Pioneer sales and $29.2 of Pioneer segment income.

The following table summarizes the allocation of the purchase price to Pioneer’s assets and liabilities:

August 31, 2007
Total current assets	$231.9
Property, plant and equipment	238.5
Other assets	29.4
Goodwill	301.9
Total assets acquired	801.7
Total current liabilities	(78.0)
Long-term debt	(147.7)
Deferred income taxes	(29.1)
Other liabilities	(120.8)
Total liabilities assumed	(375.6)
Net assets acquired	$426.1

Included in total current assets is cash and cash equivalents of $126.4.  Included in other liabilities are liabilities for future environmental expenditures to investigate and remediate known sites amounting to $55.4, liabilities for unrecognized tax benefits of $38.4, accrued pension and postretirement liabilities of $13.5, asset retirement obligations of $12.2 and other liabilities of $1.3.

During the fourth quarter of 2007, we completed our valuation of identifiable intangible assets that resulted from the Pioneer acquisition.  We allocated $19.0 of purchase price to intangible assets relating to customers, customer contracts and relationships, which management estimates to have a useful life of fifteen years, and $1.2 to intangible assets associated with internally developed and purchased software, which management estimates to have a useful life of five years.  These identifiable intangible assets are included in Other Assets in the accompanying consolidated balance sheet at December 31, 2007.

Based on the valuation, $301.9 was assigned to goodwill.  None of the goodwill is deductible for tax purposes.  The goodwill represents the portion of the purchase price that is in excess of the fair values of the other net assets acquired.  The primary reason for the acquisition and the principal factors that contributed to a Pioneer purchase price that resulted in the recognition of goodwill are the cost savings available from the combination of the two businesses, the geographic diversification the Pioneer locations provide us, and the strengthened position in the industrial bleach segment.  The cost-saving opportunities include the elimination of duplicate administrative activities and improved operational efficiencies in logistics, purchasing, and manufacturing.

Goodwill recorded in the acquisition is not amortized but will be reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

The following pro forma summary presents the condensed statements of operations as if the acquisition of Pioneer had occurred at the beginning of each period (unaudited):

	December 31,
	2007	2006	2005
Sales	$1,625.0	$1,565.4	$1,470.7
Income from continuing operations	116.1	187.0	185.9
Net income	6.1	213.0	199.2
Income from continuing operations per common share:
Basic	$1.57	$2.58	$2.61
Diluted	1.56	2.57	2.60
Net income per common share:
Basic	$0.08	$2.93	$2.79
Diluted	0.08	2.93	2.78

The pro forma statements of operations include an increase to interest expense of $4.3 for 2007 and $6.4 for 2006 and 2005.  This adjustment is calculated assuming that our borrowings of $110 at an interest rate of 5.76% at the time of the merger were outstanding from January 1, 2005.  The pro forma statements of operations use estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information does not reflect any cost savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.  The 2006 income from continuing operations included a gain of $22.6 from the sale at the Pioneer Henderson, NV facility of approximately 60 acres of vacant land adjacent to the chlor alkali plant.

DISCONTINUED OPERATIONS

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to Global for $400, payable in cash.  The price received was subject to a customary working capital adjustment.  The transaction closed on November 19, 2007.  We recognized a pretax loss of $160.0 partially offset by a $21.0 income tax benefit, resulting in a net loss on disposal of discontinued operations of $139.0.  The loss on disposal of discontinued operations includes a pension curtailment charge of $6.9, other postretirement benefits curtailment credit of $1.1, and transaction fees of $24.6.   The final loss recognized related to this transaction will be dependent upon the final determination of the value of working capital in the business.  The loss on the disposal, which includes transaction costs, reflects a book value of the Metals business of approximately $564 and a tax basis of approximately $419.  The difference between the book and tax values of the business reflects primarily goodwill of $75.8 and intangibles of $10.4.  Based on an estimated working capital adjustment, we anticipate net cash proceeds from the transaction of $380.8, which is in addition to the $98.1 of after-tax cash flow realized from the operation of Metals during 2007.

The Metals business was a reportable segment comprised of principal manufacturing facilities in East Alton, IL and Montpelier, OH.  Metals produced and distributed copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip.  Sales for the Metals business were $1,891.7, $2,112.1 and $1,402.7 for the period of our ownership in 2007, 2006 and 2005, respectively.  Intersegment sales of $81.4, $69.1 and $47.7 for the period of our ownership in 2007, 2006 and 2005, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals sales.  In conjunction with the sale of the Metals business, Winchester agreed to purchase the majority of its ammunition cartridge case cups and copper-based strip requirements from Global under a multi-year agreement with pricing, terms, and conditions which approximate market.  The Metals business employed approximately 2,900 hourly and salaried employees.  As the criteria to treat the related assets and liabilities as “held for sale” were met in the third quarter of 2007, the related assets and liabilities were classified as “held for sale,” and the results of operations from the Metals business have been reclassified as discontinued operations for all periods presented.

The major classes of assets and liabilities of the Metals business included in assets “held for sale” in the Consolidated Balance Sheets are as follows:

December 31, 2006
Receivables	$208.9
Inventories	180.6
Other current assets	12.7
Current assets of discontinued operations	402.2
Property, plant, and equipment	235.7
Other assets	100.8
Assets of discontinued operations	738.7
Accounts payable	(112.4)
Accrued liabilities	(44.3)
Current liabilities of discontinued operations	(156.7)
Liabilities of discontinued operations	(2.7)
Net assets held for sale	$579.3

In conjunction with the sale of the Metals business, we retained certain assets and liabilities including certain assets co-located with our Winchester business in East Alton, IL, assets and liabilities associated with former Metals manufacturing locations, pension assets and pension and postretirement healthcare and life insurance liabilities associated with Metals employees for service earned through the date of sale, and certain environmental obligations existing at the date of closing associated with current and past Metals manufacturing operations and waste disposal sites.

EARNINGS PER SHARE

Basic and diluted (loss) income per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock-based compensation.

Computation of (Loss) Income per Share	2007	2006	2005
Income from continuing operations before cumulative effect of accounting change	$100.8	$123.7	$117.8
Discontinued Operations:
Income from discontinued operations, net	29.0	26.0	21.1
Loss on disposal of discontinued operations, net	(139.0)	—	—
Cumulative effect of accounting change, net	—	—	(5.6)
Net (loss) income	$(9.2)	$149.7	$133.3
Basic shares	74.0	72.6	71.3
Basic (Loss) Income per Share:
Income from continuing operations before cumulative effect of accounting change	$1.36	$1.70	$1.65
Income from discontinued operations, net	0.39	0.36	0.30
Loss on disposal of discontinued operations, net	(1.87)	—	—
Cumulative effect of accounting change, net	—	—	(0.08)
Net (loss) income	$(0.12)	$2.06	$1.87
Diluted shares:
Basic shares	74.0	72.6	71.3
Stock-based compensation	0.3	0.2	0.3
Diluted shares	74.3	72.8	71.6
Diluted (Loss) Income per Share:
Income from continuing operations before cumulative effect of accounting change	$1.36	$1.70	$1.65
Income from discontinued operations, net	0.39	0.36	0.29
Loss on disposal of discontinued operations, net	(1.87)	—	—
Cumulative effect of accounting change, net	—	—	(0.08)
Net (loss) income	$(0.12)	$2.06	$1.86

SHORT-TERM INVESTMENTS

Short-term investments, which approximate fair value, were $26.6 at December 31, 2007, representing AAA-rated corporate debt securities which mature in 2008.

TRADE RECEIVABLES

In conjunction with the acquisition of Pioneer, we obtained receivables and related allowance for doubtful accounts of $60.5 and $1.5, respectively, as of August 31, 2007.  At December 31, 2007 and 2006, allowance for doubtful accounts were $3.0 and $2.7,  respectively.  Provisions credited to operations were $0.9 in 2007 and 2006, and $1.0 in 2005.  Bad debt write-offs, net of recoveries, were $0.3, $(0.1), and $1.0 in 2007, 2006, and 2005, respectively.

INVENTORIES

	2007	2006
Supplies	$24.9	$18.4
Raw materials	40.6	29.8
Work in process	21.4	18.3
Finished goods	73.2	65.1
	160.1	131.6
LIFO reserves	(53.4)	(48.9)
Inventories	$106.7	$82.7

In conjunction with the acquisition of Pioneer, we obtained inventories with a fair value of $25.4, as of August 31, 2007.  Inventories valued using the LIFO method comprised 68% and 70% of the total inventories at December 31, 2007 and 2006, respectively. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been $53.4 and $48.9 higher than that reported at December 31, 2007 and 2006, respectively.

PROPERTY, PLANT AND EQUIPMENT

	Useful Lives	2007	2006
Land and improvements to land	10-20 Years	$132.4	$34.6
Buildings and building equipment	10-25 Years	149.2	113.4
Machinery and equipment	3-12 Years	1,056.4	932.0
Leasehold improvements		2.7	2.5
Construction in progress		75.5	38.1
Property, plant and equipment		1,416.2	1,120.6
Less accumulated depreciation		912.6	869.4
Property, plant and equipment, net		$503.6	$251.2

In conjunction with the acquisition of Pioneer, we recognized the fair value of property, plant and equipment of $238.5, as of August 31, 2007.  Depreciation expense was $47.3, $37.5, and $35.6 for 2007, 2006, and 2005, respectively. Leased assets capitalized and included above are not significant. Maintenance and repairs charged to operations amounted to $88.8, $71.1, and $56.3 in 2007, 2006, and 2005, respectively.  The acquisition of Pioneer increased deprecation expense and maintenance and repair costs by $8.7 and $14.0, respectively, for 2007.

During the first quarter of 2007, we entered into a sale/leaseback for chlorine railcars that were acquired in 2005 and 2006.  This transaction reduced our fixed assets by approximately $16.0.

INVESTMENTS—AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt which is accounted for using the equity method of accounting. Condensed financial positions and results of operations of this equity-basis affiliate in its entirety were as follows:

	100% Basis
	2007	2006	2005
Condensed Balance Sheet Data:
Current assets	$27.8	$25.1
Noncurrent assets	109.6	113.7
Current liabilities	21.1	22.1
Noncurrent liabilities	109.7	121.9

Condensed Income Statement Data:
Net sales	$180.6	$186.7	$167.0
Gross profit	103.4	115.9	103.9
Net income	82.0	94.6	81.3

The amount of cumulative unremitted earnings (losses) of SunBelt was $6.6 at December 31, 2007 and $(5.2) at December 31, 2006. We received distributions from SunBelt totaling $35.1, $47.6, and $33.0 in 2007, 2006 and 2005, respectively. We have not made any contributions in 2007, 2006, or 2005.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for additional depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours. The additional depreciation expense reduced our share of SunBelt’s operating results by $3.1 in 2006 and $3.6 in 2005. Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $3.8 in 2007.  The operating results from Sunbelt included interest expense of $4.8, $5.3, and $5.7 in 2007, 2006, and 2005, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $8.3, $7.8, and $7.6 in 2007, 2006, and 2005, respectively.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 of Guaranteed Senior Secured Notes Due 2017, Series O, and $97.5 of Guaranteed Senior Secured Notes Due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 of the SunBelt Notes, of which $6.1 is attributable to the Series O Notes. After the payment of $6.1 on the Series O Notes in December 2007, our guarantee of these notes was $60.9. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In addition to SunBelt, we have two other investments, which are accounted for under the equity method.

On November 16, 2007, we purchased for cash an $11.6 equity interest in a limited liability company that owns a bleach and related chlor alkali products manufacturing facility. As part of the investment we also entered into several commercial agreements, including agreements by which we will supply raw materials and services, and we will have marketing responsibility for merchant bleach and caustic soda.

We hold a 9.1% limited partnership interest in Bay Gas Storage Company, Ltd. (Bay Gas), an Alabama limited partnership, in which EnergySouth, Inc (EnergySouth) is the general partner with interest of 90.9%.  Bay Gas owns and operates underground gas storage and related pipeline facilities, which are used to provide storage in the McIntosh, AL area and delivery of natural gas to EnergySouth customers.

DEBT

Credit Facility

In August 2007, we entered into a $35 letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of materials for the St. Gabriel Chlor Alkali facility conversion and expansion project.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220, which replaced the $160 senior revolving credit facility.  The new credit facility will expire in October 2012.  We have the option to expand the $220 senior revolving credit facility by $80.0 by adding a maximum of two additional lending institutions each year.  At December 31, 2007 we had $177.3 available under this senior revolving credit facility, because we had issued $42.7 of letters of credit under a subfacility.  We may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

This $220 senior revolving credit facility includes a $110 letter of credit subfacility which is in addition to the $35 letter of credit facility.  At December 31, 2007, we had letters of credit of $74.0 outstanding, of which $42.7 were issued under our $220 senior revolving facility.  These letters of credit are used to support certain long-term debt, capital expenditure commitments, certain workers compensation insurance policies, and plant closure and post-closure obligations.

In addition to our senior revolving credit facility, we entered into two new credit facilities in June 2007.  On June 26, 2007, we entered into a $100 Credit Facility and a $150 Credit Facility.  These commitments were put in place to support the funding of the Pioneer acquisition.  The $100 Credit Facility matured on the earlier of June 24, 2008, or upon an increase in the lending commitments under our existing revolving credit facility and the establishment of an accounts receivable securitization facility.  In the fourth quarter of 2007, the $100 Credit Facility expired as all conditions for early termination were met.  The $150 Credit Facility would have matured on June 24, 2008.  During the fourth quarter of 2007, the $150 Credit Facility was terminated.

Long-Term Debt

	2007	2006
Notes payable:
6.5%, due 2013	$11.4	$11.4
6.75%, due 2016	125.0	125.0
2.75%, convertible due 2027	2.1	—
9.125%, due 2011 (includes interest rate swaps of $4.8 in 2007 and $2.3 in 2006)	79.7	77.3
Industrial development and environmental improvement obligations at fixed interest rates of 6.0% to 6.75%, due 2008-2017 (includes interest rate swaps of $1.8 in 2007 and $1.3 in 2006)	40.8	40.2
Accounts receivable facility	—	—
Total debt	259.0	253.9
Amounts due within one year	9.8	1.7
Total long-term debt	$249.2	$252.2

On July 25, 2007, we established a $250 Accounts Receivable Facility.  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  During 2007, we had aggregate borrowings under the Accounts Receivable Facility of $180 and repayments of $180.  Also during 2007, we had maximum borrowings outstanding of $110 under the Accounts Receivable Facility.  The Accounts Receivable Facility expires in July 2012.   As a result of the sale of Metals, the Accounts Receivable Facility was reduced from $250 to $100.  At December 31, 2007, we had $72.7 available under the Accounts Receivable Facility based on eligible trade receivables.  At December 31, 2007, we had no securitized accounts receivable or the corresponding debt on the consolidated balance sheet.  Interest expense under this facility was $1.0 for 2007.  The Accounts Receivable Facility includes a letter of credit subfacility which is equal to 40% of the amount of the facility, or currently $40.  This subfacility is in addition to the $35 letter of credit facility and the $110 subfacility under the senior revolving credit facility.

On August 31, 2007, we acquired Pioneer and assumed $120.0 aggregate principal amount of 2.75% Convertible Senior Subordinated Notes due 2027 (Convertible Notes) and $1.8 aggregate principal amount of the 1994 Economic Development Corporation of Pierce County Variable Rate Demand Revenue Bonds due 2014 (Pierce County Bonds).

The Convertible Notes bear interest at 2.75% per year, payable on March 1 and September 1 of each year, beginning on September 1, 2007.  Terms of the Convertible Notes required that in the event of a change in control of Pioneer, the notes were convertible into common shares of Pioneer.  Since we purchased all the common shares of Pioneer, the noteholders received cash up to the principal amount of the Convertible Notes and a premium of $25.8 for the $120.0 of Convertible Notes outstanding.  As of December 31, 2007, $117.9 of the Convertible Notes and related premium were repaid using drawings from our Accounts Receivable Facility and cash.  The remaining $2.1 of Convertible Notes were repaid in January 2008.

The Pierce County Bonds were issued to acquire land and to construct and equip a Pioneer facility to manufacture bleach and other cleaning products in Tacoma, WA.  The interest rate on the Pierce County Bonds is a variable rate that is reset each week and payable monthly.  The Bonds can be converted to a fixed rate at our option. The notes mature on October 1, 2014.

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

As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure. We have entered into swaps valued at $101.6, as disclosed below, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases the underlying index for variable rates is the six-month LIBOR. Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflects the swap activity related to certain debt obligations as of December 31, 2007:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2007 Floating Rate
9.125%, due 2011	$50.0	December 2001	8.294%
9.125%, due 2011	$25.0	March 2002	6.0-7.0	%(a)
Industrial development and environmental improvement obligations at interest rates of 6.0%-6.75% due 2008-2017	$21.1	March 2002	5.40%
_____________________	$5.5	March 2002	5.54%

(a)        Actual rate is set in arrears. We project the rate will fall within the range shown.

We have designated the interest rate swaps as fair value hedges of the risk of changes in the value of our fixed-rate debt due to changes in interest rates, for a portion of our fixed-rate borrowings. Accordingly, the interest rate swaps have been recorded at their fair market value of $6.6 at December 31, 2007 and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the 9.125% Notes of $4.8 and the Industrial Development and Environmental Improvement Obligations of $1.8. No gain or loss has been recorded as the swaps meet the criteria to qualify for hedge accounting treatment with no ineffectiveness. These interest rate swaps reduced interest expense by $0.6, $1.3, and $2.9 for 2007, 2006, and 2005, respectively. The difference between interest paid and interest received is included as an adjustment to interest expense. A settlement of the fair market value of the interest rate swaps as of December 31, 2007 would result in a gain of $6.6. The counterparty to these interest rate swap contracts is a major financial institution. Our loss in the event of nonperformance by the counterparty would not be significant to our financial position or results of operations.

In July 2006, we received proceeds of $0.4 for the termination of a $30.0 interest rate swap that was a fair value hedge for a portion of the $125.0 2011 Notes that were part of the July 2006 debt exchange.

Annual maturities of long-term debt are $9.8 in 2008, none in 2009 and 2010, $79.8 in 2011, none in 2012, and a total of $169.4 thereafter.

PENSION PLANS AND RETIREMENT BENEFITS

Our domestic defined benefit pension plans are non-contributory final-average-pay or flat-benefit plans and most of our domestic employees are covered by a defined benefit pension plan. Our funding policy for the defined benefit pension plans is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices. Our defined benefit pension plan provides that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus (subject to applicable collective bargaining requirements).

Employees also participate in defined contribution pension plans. Our defined benefit pension plan was closed to salaried employees and certain hourly employees hired after December 31, 2004. These employees participate in a defined contribution pension plan which is administered as part of the CEOP. We contribute a defined percentage of pay to the defined contribution pension plan on behalf of each of the eligible employees to an individual retirement contribution account. Expenses of the defined contribution pension plans were $2.3, $0.8, and $0.1 for 2007, 2006 and 2005, respectively.

In October 2007, we announced that we were freezing our defined benefit pension plan for salaried and certain non-bargaining hourly employees.  Affected employees were eligible to accrue pension benefits through December 31, 2007, but will not accrue any additional benefits under the plan after that date.  Employee service after December 31, 2007 will count toward meeting the vesting requirements for such pension benefits and the eligibility requirements for commencing a pension benefit, but not toward the calculation of the pension benefit amount.  Compensation earned after 2007 will similarly not count toward the determination of the pension benefit amounts under the defined benefit pension plan.  In lieu of continuing pension benefit accruals for the affected employees under the pension plan, starting in 2008, we will provide a contribution to an individual retirement contribution account maintained with the CEOP equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Freezing the defined benefit pension plan for salaried and certain non-bargaining hourly employees was accounted for as a curtailment under SFAS No. 88.  As a result of freezing the defined benefit plan, we recorded a curtailment charge of $1.9 for the defined benefit pension plan and a corresponding curtailment credit of $1.9 for the non-qualified pension plan.

We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience. We use a measurement date of December 31 for our pension and postretirement plans.

During the third quarter of 2006, the “Pension Protection Act of 2006” became law. Among the stated objectives of the law are the protection of both pension beneficiaries and the financial health of the PBGC. To accomplish these objectives, the new law required sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums. The law does require defined benefit plans to be fully funded in 2011. This will accelerate and potentially increase our pension plan funding requirements.

In conjunction with the acquisition of Pioneer, we assumed domestic and Canadian defined benefit pension plans, both qualified and non-qualified, and postretirement benefit obligations.  The pension and postretirement benefit obligations assumed were $110.5 and $8.8, respectively.  The benefit obligation of the non-qualified pension plan assumed was $2.4, which was included in the $110.5.  The pension assets assumed were $105.8.  All of the domestic pension and postretirement benefit plans had been previously frozen by Pioneer and were merged with our pension and postretirement plans during 2007.

Obligations and Funded Status

	Pension Benefits				Other Postretirement Benefits
	2007			2006	2007			2006
Change in Benefit Obligation	U.S.	Foreign	Total		U.S.	Foreign	Total
Benefit obligation at beginning of year	$1,653.8	$—	$1,653.8	$1,665.5	$87.8	$—	$87.8	$86.8
Service cost	17.1	0.5	17.6	20.5	2.4	0.1	2.5	2.4
Interest cost	98.8	1.0	99.8	94.2	5.2	0.2	5.4	5.1
Actuarial (gain) loss	(13.7)	0.3	(13.4)	(13.1)	(8.3)	—	(8.3)	4.8
Amendments	—	—	—	0.2	—	—	—	—
Benefits paid	(112.3)	(0.8)	(113.1)	(113.5)	(10.9)	(0.1)	(11.0)	(11.3)
Pioneer acquisition	57.3	53.2	110.5	—	0.4	8.4	8.8	—
Curtailments	(35.6)	—	(35.6)	—	(6.2)	—	(6.2)	—
Currency translation adjustments	—	3.5	3.5	—	—	0.5	0.5	—
Benefit obligation at end of year	$1,665.4	$57.7	$1,723.1	$1,653.8	$70.4	$9.1	$79.5	$87.8

	Pension Benefits
	2007			2006
Change in Plan Assets	U.S.	Foreign	Total
Fair value of plans’ assets at beginning of year	$1,416.0	$—	$1,416.0	$1,279.4
Actual return on plans’ assets	287.3	0.8	288.1	159.6
Employer contributions	104.1	2.0	106.1	90.5
Benefits paid	(112.3)	(0.8)	(113.1)	(113.5)
Pioneer acquisition	51.7	54.1	105.8	—
Currency translation adjustments	—	3.5	3.5	—
Fair value of plans’ assets at end of year	$1,746.8	$59.6	$1,806.4	$1,416.0

	Pension Benefits				Other Postretirement Benefits
	2007			2006	2007			2006
	U.S.	Foreign	Total		U.S.	Foreign	Total
Funded status	$81.4	$1.9	$83.3	$(237.8)	$(70.4)	$(9.1)	$(79.5)	$(87.8)

Under SFAS No. 158, we recorded a $138.3 after-tax credit ($226.6 pretax) to Shareholders’ Equity as of December 31, 2007 for our pension and other postretirement plans.  This credit reflected a 25-basis point increase in the discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $100.0 contribution.   In 2006, we recorded an after-tax credit of $54.5 ($89.2 pretax) to Shareholders’ Equity as a result of a decrease in the accumulated pension benefit obligation, which primarily resulted from a 25-basis point increase in the plan discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $80.0 contribution. In 2006, we adopted SFAS No. 158, which required us to record a net liability or asset to report the funded status of our defined benefit pension and other postretirement plans on our balance sheet. As a result, we recorded after-tax charges to Shareholders’ Equity of $39.7 and $33.6 for the pension and other postretirement plans, respectively, ($65.0 and $55.0 pretax, respectively).

	Pension Benefits				Other Postretirement Benefits
	2007			2006	2007			2006
	U.S.	Foreign	Total		U.S.	Foreign	Total
Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$135.9	$3.8	$139.7	$—	$—	$—	$—	$—
Accrued benefit in current liabilities	(5.9)	—	(5.9)	(3.4)	(8.8)	—	(8.8)	(10.0)
Accrued benefit in noncurrent liabilities	(48.6)	(1.9)	(50.5)	(234.4)	(61.6)	(9.1)	(70.7)	(77.8)
Accumulated other comprehensive loss	208.4	1.0	209.4	462.6	37.6	—	37.6	55.0
Net balance sheet impact	$289.8	$2.9	$292.7	$224.8	$(32.8)	$(9.1)	$(41.9)	$(32.8)

The $13.4 and $13.1 actuarial gains for 2007 and 2006, respectively, were the result of the 25-basis point increase in the discount rate used to calculate the benefit obligation, partially offset by actuarial losses due to plan experience. The change in benefit obligation for amendments in 2006 was due to negotiated benefit changes.  The $35.6 curtailment for 2007 in pension benefit obligations was primarily the result of the freezing of our defined benefit pension plan for salaried and certain non-bargaining hourly employees effective on January 1, 2008 and the sale of the Metals business which reduced pension obligations for Metals employees.  The $6.2 curtailment reduction for 2007 in other postretirement benefits obligation was a result of the sale of the Metals business which eliminated our retiree medical liability for unvested Metals employees.

At December 31, 2007 and 2006, the benefit obligation of non-qualified pension plans was $56.4 and $56.0, respectively, and was included in the above pension benefit obligation. There were no plan assets for these non-qualified pension plans. Benefit payments for the qualified plans are projected to be as follows: 2008—$114.7; 2009—$101.5; 2010—$95.9; 2011—$91.5; and 2012—$87.6.  Benefit payments for the non-qualified pension plans are expected to be as follows: 2008—$5.9; 2009—$10.1; 2010—$8.3; 2011—$6.4; and 2012—$7.9.

	December 31,
	2007	2006
Projected benefit obligation	$1,723.1	$1,653.8
Accumulated benefit obligation	$1,659.5	$1,610.0
Fair value of plan assets	$1,806.4	$1,416.0

	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost	2007	2006	2005	2007	2006	2005
Service cost	$19.7	$20.5	$20.5	$2.5	$2.4	$2.2
Interest cost	99.8	94.2	92.9	5.4	5.1	5.1
Expected return on plans’ assets	(127.1)	(114.2)	(115.7)	—	—	—
Amortization of prior service cost	3.8	5.0	4.7	(0.3)	—	—
Recognized actuarial loss	29.8	33.2	23.8	4.3	4.0	3.1
Curtailments	7.5	5.4	—	(1.1)	—	—
Net periodic benefit cost	$33.5	$44.1	$26.2	$10.8	$11.5	$10.4
Included in Other Comprehensive Loss (Pretax)
Minimum liability adjustment	$253.2	$(89.2)	$47.8	$17.4	$—	$—
SFAS No. 158 adoption	$—	$65.0	$—	$—	$55.0	$—

The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.   Therefore, the allocated portion of net periodic pension benefit costs for the Metals business of $7.9, $10.6 and $10.2 for the period of our ownership in 2007, 2006 and 2005, respectively, was included in income from discontinued operations.  The portion of other postretirement benefit costs for the Metals business employees of $4.4, $4.7, and $4.5 for the period of our ownership in 2007, 2006, and 2005, respectively, was also included in income from discontinued operations.

In 2007, we recorded a defined benefit pension curtailment charge of $6.9 and other postretirement benefits curtailment credit of $1.1 related to the sale of the Metals business, which were included in the loss on disposal of discontinued operations.  Also during 2007, we recorded a curtailment charge of $0.5 resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan, which was included in income from discontinued operations.  In 2006, we recorded a pension curtailment charge of $2.4 and $3.0 resulting from a portion of the Winchester and Metals hourly workforces, respectively, who voluntarily elected to transition from a defined benefit pension plan to a defined contribution pension plan.   The Metals portion of this curtailment charge was included in income from discontinued operations.

Plan Assumptions

Certain actuarial assumptions, such as discount rate and long-term rate of return on plan assets have a significant effect on the amounts reported for net periodic benefit cost and accrued benefit obligation amounts.

	Pension Benefits			Other Postretirement Benefits
Weighted Average Assumptions:	2007	2006	2005	2007	2006	2005
Discount rate—periodic benefit cost	6.0%	5.75%	6.0%	6.0%	5.75%	6.0%
Expected return on assets	9.0%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.0%	3.0%	3.3%	N/A	N/A	N/A
Discount rate—benefit obligation	6.25%	6.0%	5.75%	6.25%	6.0%	5.75%

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

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income, and alternative investments. We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns by reference to external sources. The historic rate of return on plan assets has been 15.7% for the last 5 years, 9.0% for the last 10 years, and 11.4% for the last 15 years. The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation. The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	Other Postretirement Benefits
	2007	2006
Healthcare cost trend rate assumed for next year	9.0%	9.0%
Rate that the cost trend rate gradually declines to	4.5%	4.5%
Year that the rate reaches the ultimate rate	2013	2012

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest costs	$0.4	$(0.4)
Effect on postretirement benefit obligation	1.6	(1.6)

Plan Assets

Our pension plan asset allocation at December 31, 2007 and 2006, by asset class is as follows:

	Percentage of Plan Assets
Asset Class	2007	2006
U.S. equities	5%	33%
Non-U.S. equities	8%	18%
Fixed income/cash	58%	27%
Alternative investments	11%	3%
Absolute return strategies	18%	19%
Total	100%	100%

The Alternative Investments asset class includes hedge funds, real estate, and private equity investments. The Alternative Investment class is intended to help diversify risk and increase returns by utilizing a broader group of assets.

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

The master trust’s investment objective is to maximize the long-term total rate of return on assets within the limits of applicable fiduciary standards dictated by the ERISA of 1974, as amended. Risk is managed by diversifying assets across asset classes whose return patterns are not highly correlated, investing in passively and actively managed strategies and in value and growth styles, and by periodic rebalancing of asset classes, strategies and investment styles to objectively set targets.

The following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities	8%	0-16%
Non-U.S. equities	8%	0-16%
Fixed income/cash	56%	24-72%
Alternative investments	8%	0-28%
Absolute return strategies	20%	10-30%

Ranges recognize the tendency of trends to persist and are designed to minimize transactions costs associated with rebalancing. Asset class target allocations are reviewed periodically and adjusted as appropriate.  In September 2006, we made a voluntary pension plan contribution of $80.0 and in May 2007, we made an additional $100.0 voluntary contribution to our defined benefit pension plan.  As a result of these voluntary contributions and favorable asset performance during 2006 and 2007, the asset allocation in our pension plan was adjusted to insulate the plan from discount rate risk and to reduce the plan’s exposure to equity investments.

For our qualified pension plans, we believe mandatory contributions will be required no sooner than 2014. We expect to make payments of approximately $9 in 2008 and $7 for each of the next four years under the provisions of our other postretirement benefit plans.

INCOME TAXES

Components of Pretax Income	2007	2006	2005
Domestic	$136.3	$158.1	$186.8
Foreign	14.4	5.1	4.5
Income from continuing operations before taxes and cumulative effect of accounting change	$150.7	$163.2	$191.3

Components of Income Tax Provision (Benefit)
Currently payable:
Federal	$16.5	$58.8	$67.6
State	3.1	6.6	12.1
Foreign	5.1	2.0	1.5
	24.7	67.4	81.2
Deferred	25.2	(27.9)	(7.7)
Income tax provision	$49.9	$39.5	$73.5

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes and cumulative effect of accounting change.

Effective Tax Rate Reconciliation (Percent)	2007	2006	2005
Statutory federal tax rate	35.0	35.0	35.0
Foreign rate differential	(0.2)	0.2	—
Domestic manufacturing/export tax incentive	(2.2)	(1.4)	(0.6)
Dividends paid to Employee Stock Ownership Plan	(0.7)	(0.6)	(0.5)
State income taxes, net	2.4	3.6	3.7
Foreign dividend	0.3	—	—
Change in tax contingencies	(1.3)	(13.4)	1.7
Other, net	(0.2)	0.8	(0.9)
Effective tax rate	33.1	24.2	38.4

Components of Deferred Tax Assets and Liabilities	2007	2006
Deferred tax assets:
Pension and postretirement benefits	$—	$126.4
Environmental reserves	64.0	32.8
Asset retirement obligations	26.4	18.7
Accrued liabilities	38.3	40.0
Tax credits	9.9	6.3
Federal and state net operating losses	5.2	4.8
Capital loss carryforward	5.2	—
Other miscellaneous items	15.7	9.1
Total deferred tax assets	164.7	238.1
Valuation allowance	(12.5)	(9.2)
Net deferred tax assets	152.2	228.9
Deferred tax liabilities:
Pension and postretirement benefits	3.4	—
Property, plant and equipment	101.4	75.9
Inventory and prepaids	1.3	4.9
Partnerships	4.7	7.4
Other miscellaneous items	0.1	14.5
Total deferred tax liabilities	110.9	102.7
Net deferred tax asset	$41.3	$126.2

Realization of the net deferred tax assets is dependent on future reversals of existing temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized.

In 2005, we recorded a $5.6 after-tax charge for the adoption of FIN No. 47. The pretax charge was $9.2 and the related tax benefit was $3.6. This after-tax charge was recorded as the cumulative effect of accounting change in the Consolidated Statements of Operations.

The deferred tax provision for 2007, 2006 and 2005 does not reflect the tax effect of $2.0, $0.3 and $0.4, respectively, resulting from hedging activity under SFAS No. 133. For 2007, 2006, and 2005, the deferred tax provision (benefit) does not reflect $105.6, $(12.0) and $(18.6), respectively, resulting from the pension and other postretirement liability adjustments.

At December 31, 2007 and 2006, we had federal tax benefits of $5.1 and $5.7, respectively, relating to foreign tax credit carryforwards. At December 31, 2007 and 2006, we had a valuation allowance of $4.2 and $4.5, respectively, due to uncertainties regarding the realization of the tax benefits of our foreign tax credit carryforwards. A reconciliation of the beginning and ending amounts of our tax benefits for the foreign tax credit carryforwards and the associated valuation allowance is as follows:

	Tax Benefit	Valuation Allowance
Balance at December 31, 2006	$5.7	$(4.5)
Acquired with Pioneer	6.9	(4.2)
Decreases for current year utilization	(3.7)	0.7
Decreases due to statute of limitations	(3.8)	3.8
Balance at December 31, 2007	$5.1	$(4.2)

We also acquired federal tax benefits of $4.8 as part of the Pioneer acquisition associated with the expected future foreign tax credits that will be generated by the deferred tax liabilities of Pioneer’s Canadian subsidiary. Realization of the tax benefits associated with such foreign tax credits is dependent upon reversal of Canadian temporary differences, future U.S. taxable income and future foreign source taxable income. We believe that it is more likely than not that the deferred tax benefits will be realized and no valuation allowance is necessary.

We acquired a U.S. net operating loss carryforward (NOL) of approximately $6.6 (representing $2.3 of deferred tax assets) as part of the Pioneer acquisition. At December 31, 2007, we had approximately $6.1 (representing $2.1 of deferred tax assets) remaining, that will expire in years 2017 through 2020, if not utilized. The utilization of this NOL is limited under Section 382 of the Internal Revenue Code to $0.5 in each year through 2020.  We believe that it is more likely than not that the NOL will be realized and no valuation allowance is necessary.

At December 31, 2007, we had deferred state tax benefits of $3.1 relating to state net operating loss carryforwards of $79.0, which are available to offset future state taxable income through 2023. Due to uncertainties regarding realization of the tax benefits, a valuation allowance of $3.1 has been applied against the deferred state tax benefits at December 31, 2007.

At December 31, 2007, we had a capital loss carryforward of $13.1 (representing $5.2 of deferred tax assets) that is available to offset future consolidated capital gains. Due to uncertainties regarding the realization of the capital loss carryforward, a valuation allowance of $5.2 has been applied against the deferred tax benefit at December 31, 2007.

The total amount of undistributed earnings of foreign subsidiaries was approximately $25.4 at December 31, 2007. The Company has not provided deferred taxes on foreign earnings because such earnings are indefinitely reinvested outside the United States. Deferred taxes have not been provided on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future. The undistributed earnings and excess book basis differences could reverse through a sale, receipt of dividends from the subsidiaries, as well as various other events. It is not practical to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

The American Jobs Creation Act (AJCA), signed into law in October 2004, makes a number of changes to the income tax laws which will affect us in future years. The most significant change for us is a new deduction for qualifying domestic production activity, which replaces the current extraterritorial income exclusion. As a result of AJCA, we expect a modest decline in our effective tax rate as the qualifying domestic production activity deduction is phased in over the next three years.

In July 2006, the FASB issued FIN No. 48. This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109.  FIN No. 48 prescribed a recognition threshold and required a measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provided guidance on the treatment of derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation, we recognized a $0.1 increase in the liability for unrecognized tax benefits, which was accounted for as an increase to Accumulated Deficit. In addition, FIN No. 48 required a reclassification of unrecognized tax benefits and related interest and penalties from deferred income taxes to current and long-term liabilities. At January 1, 2007, we reclassified $19.8 from Deferred Income Taxes to Accrued Liabilities ($3.1) and Other Liabilities ($16.7).

As of January 1, 2007, we had $16.5 of gross unrecognized tax benefits, of which $11.9 would have impacted the effective tax rate, if recognized. As of January 1, 2007, the remainder of $4.6 would have been a reduction to goodwill, if recognized.  Upon completion of the Metals sale, the potential reduction to goodwill will instead be recognized as income from discontinued operations in future periods.

We acquired $37.2 of gross unrecognized tax benefits in conjunction with the Pioneer acquisition, all of which would be a reduction to goodwill, if recognized. After adopting SFAS No. 141R in 2009, any remaining balance of unrecognized tax benefits would affect our effective tax rate instead of goodwill, if recognized.  The unrecognized tax benefit, net of federal income tax benefit, totaled $36.5. If these tax benefits are not recognized, the result, as of December 31, 2007, would be cash tax payments of $16.0.

As of December 31, 2007, we had $51.8 of gross unrecognized tax benefits (including Pioneer), of which $14.5 would impact the effective tax rate, if recognized. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at December 31, 2006	$16.5
Increase for prior year tax positions	1.2
Decrease for prior year tax positions	(0.7)
Acquired from Pioneer	37.2
Increase for current year tax positions	0.3
Decrease due to tax settlements	(1.4)
Reductions due to statute of limitations	(1.3)
Balance at December 31, 2007	$51.8

At December 31, 2007, our Consolidated Balance Sheet contained unrecognized tax benefits and related interest and penalties of $54.7, which were classified as other noncurrent liabilities.  Our increase in unrecognized tax benefits for prior year tax positions included $1.0 of foreign currency translation.

On July 10, 2006, we finalized a settlement with the IRS, which includes the periods 1996 to 2002 and relates primarily to the tax treatment of capital losses generated in 1997. We made payments of $46.7 in 2006.  We made payments of $0.6 in 2007 and expect to make payments of approximately $1.6 in 2008 to various state and local jurisdictions in conjunction with the IRS settlement. As a result, income tax expense in 2006 was reduced by $21.6 associated with the settlement and other tax matters.  In the fourth quarter of 2006, income tax expense included a $4.6 increase related to state income taxes.  This increase included state tax adjustments associated with the settlement of the tax treatment of capital losses generated in 1997 and other tax matters.  We have filed both federal and state amended income tax returns for years 2002 and prior to report changes to taxable income per IRS examinations. Such tax years remain subject to examination to the extent of the changes reported.

In 2006, the IRS commenced an examination of our U.S. income tax return for 2004. In June 2007, we reached an agreement in principle with the IRS for the 2004 tax examination. The settlement resulted in a reduction of income tax expense of $0.6 in 2007 related primarily to a favorable adjustment to our extraterritorial income exclusion. In connection with the settlement, we paid $3.2 to the IRS in June 2007.

We recognize interest and penalty expense related to unrecognized tax positions as a component of the Income Tax Provision (Benefit). As of January 1, 2007, interest accrued was $4.3, and penalties accrued were $0.9. For 2007, 2006, and 2005, we expensed interest of $1.4, $1.2, and $3.3, respectively.

As of December 31, 2007, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $9.0 over the next twelve months, of which approximately $8.0 would be a reduction of goodwill. The reduction primarily relates to settlements with tax authorities and the lapse of federal, state, and foreign statutes of limitation.

Our federal income tax returns for 2004 to 2006 are open tax years under statute of limitations. We file in numerous state and foreign jurisdictions with varying statutes of limitation open from 2003 through 2006 depending on each jurisdiction’s unique statute of limitation. The statute of limitations for the 2003 federal income tax return expired in the third quarter of 2007.

Pioneer filed income tax returns in the U.S., various states, Canada, and various Canadian provinces. The statute of limitations for year 2002 and forward are open for examination. Furthermore, Pioneer’s Canadian filings for year 2002 and forward are open for examination. Pioneer is currently under examination by the Canada Revenue Agency for its 2002 through 2004 tax years, and the audit is expected to be completed in 2008.

ACCRUED LIABILITIES

In conjunction with the acquisition of Pioneer, we assumed accrued liabilities of $57.2, as of August 31, 2007.  Included in Accrued Liabilities are the following items:

	2007	2006
Accrued compensation and payroll taxes	$44.3	$33.5
Environmental (current portion only)	35.0	35.0
Accrued employee benefits	53.2	44.3
Legal and professional costs	33.0	23.8
Retained obligations from Metals sale	35.3	—
Other	43.9	37.4
	$244.7	$174.0

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The CEOP is a defined contribution plan available to essentially all domestic employees. Company matching contributions are invested in the same investment allocation as the employee’s contribution. The matching contributions for salaried employees were  contingent upon our financial performance. Beginning in 2008, the matching contributions for salaried employees are no longer contingent upon financial performance.  During 2007, 2006 and 2005, a performance match was earned. Our matching contributions for eligible employees amounted to $7.7, $8.2, and $7.2 in 2007, 2006, and 2005, respectively.

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

STOCK-BASED COMPENSATION

Compensation expense related to amounts to be settled in shares for deferred directors’ compensation, restricted stock, and performance shares were being recognized before implementing SFAS No. 123R and totaled $2.4 and $2.3 for the years ended December 31, 2006 and 2005, respectively. Total stock-based compensation expense related to stock options was as follows:

2006
Stock-based Compensation Expense Recognized:
Cost of goods sold	$0.2
Selling and administration	2.9
Total decrease in income from continuing operations before taxes	3.1
Income tax benefit	(1.2)
Total decrease in net income	$1.9
Decrease in Net Income per Common Share:
Basic	$0.03
Diluted	$0.03

Stock-based compensation expense was allocated to the operating segments for the portion related to employees whose compensation would be included in Cost of Goods Sold with the remainder recognized in Corporate/Other. There were no significant capitalized stock-based compensation costs.  Total stock-based compensation expense was $6.7, $5.5, and $2.3 for 2007, 2006, and 2005, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2007 was $2.8 and was expected to be recognized over a weighted average period of 1.0 year.

In 2006, a reclassification totaling $9.0 from Other Liabilities to Additional Paid-In Capital was made related to previously recorded costs for deferred directors’ compensation, the fair value of stock options assumed at the acquisition of Chase, restricted stock, and the portion of performance shares that are settled in our stock.  In 2007, a reclassification totaling $3.5 from Additional Paid-In Capital to Other Liabilities was made for deferred directors’ compensation that could be settled in cash.  These reclassifications conform to the accounting treatment for stock-based compensation in SFAS No. 123R.

Prior to adopting SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows (included as a reduction to income taxes payable). SFAS No. 123R required the cash flows resulting from excess tax benefits, which are our tax deductions realized in excess of the compensation costs recognized for the stock options exercised, to be classified as cash flows provided by financing activities. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This was a simplified method to determine the pool of windfall tax benefits that was used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R.

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Stock options, restricted stock and performance shares typically vest over three years. We issue shares to settle stock options, restricted stock, and share-based performance awards. At December 31, 2007, total shares reserved for issuance were 8.7 million shares with 3.0 million shares available for grant under the various long term incentive plans. On April 27, 2006, the shareholders approved the 2006 Long Term Incentive Plan which authorized an additional 3.0 million shares available for grant. In 2007, long-term incentive awards included stock options, performance share awards, and restricted stock. The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which was the fair market value of our common stock on the date of grant. Performance Accelerated Vesting Stock Options of 474,000 shares were outstanding at December 31, 2007. These options have a term of 120 months and vest in 119 months, and can vest early, but only if the stock price increases to $28 per share or more for 10 days in any 30 calendar day period.

Stock Option Transactions are as Follows:

				Exercisable
	Shares	Option Price per Share	Weighted Average Option Price per Share	Options	Weighted Average Exercise Price
Outstanding at January 1, 2005	6,882,105	$6.25-33.86	$20.05	4,583,856	$21.19
Granted	587,525	23.78	23.78
Exercised	(509,085)	11.72-22.66	16.84
Canceled	(466,452)	12.22-28.06	18.66
Outstanding at December 31, 2005	6,494,093	6.25-33.86	20.74	4,672,644	$21.04
Granted	787,600	20.68	20.68
Exercised	(240,075)	11.72-18.97	15.89
Canceled	(977,889)	17.45-27.17	24.28
Outstanding at December 31, 2006	6,063,729	6.25-33.86	20.35	4,045,286	$20.32
Granted	739,550	16.52	16.52
Exercised	(241,758)	6.25-20.68	17.46
Canceled	(1,228,460)	12.22-24.34	21.08
Outstanding at December 31, 2007	5,333,061	$6.25-33.86	$19.79	3,782,819	$20.15

At December 31, 2007, the average exercise period for all outstanding and exercisable options was 53 months and 43 months, respectively. At December 31, 2007, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $6.9 and exercisable options was $5.0. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $1.3 and $1.2, respectively.

The following table provides certain information with respect to stock options exercisable at December 31, 2007:

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Under $18.00	1,016,343	$15.57	1,589,043	$15.91
$18.00 – $24.00	2,030,746	$19.86	3,008,288	$20.00
Over $24.00	735,730	$27.29	735,730	$27.29
	3,782,819		5,333,061

At December 31, 2007, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase
2000 Long Term Incentive Plan	1,531,714	245,005
2003 Long Term Incentive Plan	1,539,130	344,216
2006 Long Term Incentive Plan	3,000,000	2,442,395
	6,070,844	3,031,616	(1)
1988 Stock Option Plan (plan expired)	18,400	—
1991 Long Term Incentive Plan (plan expired)	379,790	—
1996 Stock Option Plan (plan expired)	1,908,510	—
Chase Benefit Plans (assumed in acquisition)	125,799	—
Options Available for only Arch Employees	210,022	—
	2,642,521	—
Total under stock option plans	8,713,365	3,031,616

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 Stock Plan for Non-employee Directors	369,095	197,412
Employee Deferral Plan	47,872	45,879
Monarch Brass & Copper Corp. (Monarch) Deferral Plan	500,000	500,000
Total under stock purchase plans	916,967	743,291

(1)         All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,907,366 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation, and former employees of Monarch may periodically transfer amounts of their compensation deferred at the time we acquired Monarch into shares of our common stock based on fair market value of the shares at the time of deferral. Non-employee directors annually receive stock grants as a portion of their director compensation. Of the shares reserved under the stock purchase plans at December 31, 2007, 173,670 shares were committed.

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

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at December 31, 2006	234,132	$19.77	199,525	$21.05
Granted	143,394	18.29	143,394	18.29
Paid/Issued	(81,394)	16.65	(54,300)	18.52
Converted from Shares to Cash	35,255	21.38	(35,255)	21.38
Canceled	(43,682)	19.81	(42,914)	19.92
Outstanding at December 31, 2007	287,705	$20.10	210,450	$20.00

Total vested at December 31, 2007	207,041	$21.03	129,786	$21.16

The summary of the status of our unvested performance shares to be settled in cash are as follows:

	Shares	Weighted Average Fair Value per Share
Unvested at December 31, 2006	76,213	$21.54
Granted	143,394	18.29
Vested	(95,261)	20.66
Canceled	(43,682)	19.81
Unvested at December 31, 2007	80,664	$17.72

At December 31, 2007, the liability recorded for performance shares to be settled in cash totaled $4.0. The total unrecognized compensation cost related to unvested performance shares at December 31, 2007 was $3.0 and was expected to be recognized over a weighted average period of 1.1 years.

SHAREHOLDERS’ EQUITY

During 2007 and 2006, we issued 836,131 shares and 1,135,948 shares of common stock, respectively, with a total value of $15.5 and $19.7, respectively, to the CEOP. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends.

There were no share repurchases in 2007, 2006, and 2005. Under programs previously approved by our board of directors, 154,076 shares remained to be repurchased as of December 31, 2007.

At December 31, 2007, we had $220 registered securities available for issuance with the SEC, whereby from time to time, we may issue debt securities, preferred stock and/or common stock, and associated warrants.

The following table represents the activity included in Accumulated Other Comprehensive Loss:

	Foreign Currency Translation Adjustment	Net Unrealized on Derivative Contracts	Net Unrealized on Marketable Securities	Minimum Pension and Postretirement Liability Adjustments		Accumulated Other Comprehensive Loss
Balance January 1, 2005	$(7.2)	$1.2	$0.9	$(268.2)		$(273.3)
Unrealized Gains (Losses)	(2.3)	1.6	0.2	(29.2)		(29.7)
Reclassification Adjustments	—	(1.2)	(0.2)	—		(1.4)
Balance December 31, 2005	(9.5)	1.6	0.9	(297.4)		(304.4)
Unrealized Gains (Losses)	1.2	6.0	—	(18.8	)(1)	(11.6)
Reclassification Adjustments	—	(1.6)	(0.9)	—		(2.5)
Balance December 31, 2006	(8.3)	6.0	—	(316.2)		(318.5)
Unrealized Gains (Losses)	2.7	1.0	—	165.2		168.9
Reclassification Adjustments	4.4	(6.0)	—	—		(1.6)
Balance December 31, 2007	$(1.2)	$1.0	$—	$(151.0)		$(151.2)

(1)         In accordance with SFAS No. 87, we recorded an after-tax credit of $54.5 to Other Comprehensive Loss. As a result of adopting SFAS No. 158, this was offset by after-tax charges of $39.7 and $33.6 for defined benefit pension and postretirement plans, respectively.

As a result of the sale of the Metals business in 2007, we recognized an after-tax loss on previously unrecognized foreign currency translation adjustments and net unrecognized losses on derivative contracts of $4.4 and $3.6, respectively, which were included in the loss on disposal of discontinued operations.

SEGMENT INFORMATION

We define segment income as income (loss) from continuing operations before interest expense, interest income, other income, and income taxes, and include the results of non-consolidated affiliates. Consistent with the guidance in SFAS No. 131, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Our management considers SunBelt to be an integral component of the Chlor Alkali Products segment. It is engaged in the same business activity as the segment, including joint or overlapping marketing, management, and manufacturing functions.

	2007	2006	2005
Sales:
Chlor Alkali Products	$845.1	$666.1	$610.2
Winchester	431.7	373.6	344.8
Total sales	$1,276.8	$1,039.7	$955.0
Income from continuing operations before taxes and cumulative effect of accounting change:
Chlor Alkali Products	$237.3	$256.3	$237.0
Winchester	26.4	15.8	7.8
Corporate/Other	(105.6)	(108.0)	(62.2)
Other Operating Income	1.9	6.7	9.1
Interest Expense	(22.1)	(20.3)	(19.9)
Interest Income	11.6	11.6	18.2
Other Income	1.2	1.1	1.3
Income from continuing operations before taxes and cumulative effect of accounting change	$150.7	$163.2	$191.3
Earnings of non-consolidated affiliates:
Chlor Alkali Products	$46.0	$45.3	$37.8
Depreciation and amortization expense:
Chlor Alkali Products	$37.1	$27.1	$25.2
Winchester	9.2	9.3	9.1
Corporate/Other	1.7	1.4	1.7
Total depreciation and amortization expense	$48.0	$37.8	$36.0
Capital spending:
Chlor Alkali Products	$62.3	$51.8	$48.5
Winchester	11.5	9.4	12.8
Corporate/Other	2.3	0.5	1.2
Total capital spending	$76.1	$61.7	$62.5

Assets:
Chlor Alkali Products	$1,074.3	$278.7
Winchester	194.5	184.6
Corporate/Other	432.6	1,178.9
Total assets	$1,701.4	$1,642.2
Investments—affiliated companies (at equity):
Chlor Alkali Products	$7.2	$(13.5)

Segment assets include only those assets which are directly identifiable to an operating segment and do not include such items as cash, deferred taxes and other assets. All goodwill, which is associated with its acquisition, is included in the assets of the Chlor Alkali Products segment. Assets of the Corporate/Other segment include primarily such items as cash and cash equivalents, short-term investments, deferred taxes, other assets, and the assets of discontinued operations in 2006.

Geographic Data:	2007	2006	2005
Sales:
United States	$1,193.8	$1,008.3	$924.0
Foreign	83.0	31.4	31.0
Transfers between areas:
United States	16.7	15.3	13.3
Foreign	42.9	0.7	1.2
Eliminations	(59.6)	(16.0)	(14.5)
Total sales	$1,276.8	$1,039.7	$955.0
Assets:
United States	$1,369.0	$1,560.3
Foreign	332.4	81.9
Total assets	$1,701.4	$1,642.2

The acquisition of Pioneer contributed sales in the United States and foreign areas in 2007 of $136.8 and $46.8, respectively.  Also, Pioneer increased United States and foreign assets at December 31, 2007 by $494.4 and $284.6, respectively.  Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $32.7, $33.5, and $29.0 in 2007, 2006 and 2005, respectively.

RESTRUCTURING CHARGES

On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of the Metals business, we decided to close our Waterbury facility and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of the Metals service center facilities by consolidating certain activities into another service center facility, and make overhead reductions in the Metals business affecting approximately 20 employees. We based our decision on our evaluation of the size, location, and capability of the facilities and staffing in light of anticipated business needs. We substantially completed these activities by September 30, 2006. As a result of these cost reduction efforts, we recorded a pretax restructuring charge of $15.7 in the first quarter of 2006, which was included in income from discontinued operations. In the fourth quarter of 2006 and the second quarter of 2007, primarily as a result of realizing more proceeds from equipment sales than expected, we reduced our previously established restructuring reserve related to the Waterbury facility by $1.6 and $1.5, respectively, which were included in income from discontinued operations. The net restructuring charge of $12.6 primarily included lease and other contract termination costs ($6.9), write-off of equipment and facility costs ($2.6), and employee severance and related benefit costs ($3.1). We expected to incur cash expenditures of $8.7 related to this restructuring charge, of which $8.4 has been paid as of December 31, 2007. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 realized in 2006 related to the closure of our Waterbury facility. This action was included in income from discontinued operations.  Under the terms of the Metals sale agreement, we retained the liability associated with this restructuring and the ownership of the related facility and equipment.

On November 27, 2006, we announced that, in connection with the ongoing cost reduction efforts of the Metals business, we decided to close our Seymour facility and consolidate some of those production activities into other Olin locations. We substantially completed the closing of the Seymour facility during the first quarter of 2007. We based our decision on our evaluation of the size, location, and capability of the facilities and staffing in light of anticipated business needs. We recorded a one-time pretax restructuring charge of $3.5 in 2006, which was included in income from discontinued operations. This restructuring charge included write-off of equipment and facility costs ($2.4), employee severance and related benefit costs ($0.9), and contract termination costs ($0.2). We expected to incur cash expenditures of $1.6 related to this restructuring, of which $1.2 has been paid as of December 31, 2007. The impact of this restructuring charge was more than offset by a LIFO inventory liquidation gain of $10.4 realized in 2006 related to the closure of our Seymour facility. This action was included in income from discontinued operations.  Under the terms of the Metals sale agreement, we retained the liability associated with this restructuring and the ownership of the related facility and equipment.

The following table summarizes the major components of the 2006 charges and the remaining balances as of December 31, 2007:

	December 31, 2006 Accrued Costs	Amounts Utilized	Adjustments	December 31, 2007 Accrued Costs
Lease and other contract termination costs	$7.5	$(6.4)	$(1.1)	$—
Employee severance and job related benefits	2.5	(1.8)	(0.3)	0.4
Write-off of equipment and facilities	1.4	(1.3)	(0.1)	—
	$11.4	$(9.5)	$(1.5)	$0.4

The majority of the remaining balance of the 2006 restructuring charges are expected to be paid in 2008.

ENVIRONMENTAL

In the United States, the establishment and implementation of federal, state and local standards to regulate air, water and land quality affect substantially all of our manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances, and remediation of contaminated sites, has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase plant operating costs. Our Canadian facilities are governed by federal environmental laws administered by Environment Canada and by provincial environmental laws enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above.  We employ waste minimization and pollution prevention programs at our manufacturing sites.

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $6.7 at December 31, 2007. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and OM&M expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2007	2006
Beginning Balance	$90.8	$102.9
Charges to income	37.9	23.8
Remedial and investigatory spending	(29.4)	(35.9)
Pioneer acquired liabilities	55.4	—
Currency translation adjustments	0.9	—
Ending Balance	$155.6	$90.8

At December 31, 2007 and 2006, our Consolidated Balance Sheets included environmental liabilities of $120.6 and $55.8, respectively, which were classified as other noncurrent liabilities.  As part of the acquisition of Pioneer, we assumed $55.4 of environmental liabilities associated with their current and past manufacturing operations and former waste disposal sites.  Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $155.6 included on our consolidated balance sheet at December 31, 2007 for future environmental expenditures, we currently expect to utilize $95.7 of the reserve for future environmental expenditures over the next 5 years, $28.9 for expenditures 6 to 10 years in the future, and $31.0 for expenditures beyond 10 years in the future.

In conjunction with the acquisition of Pioneer, we assumed their environmental liabilities, which are currently attributable to nine sites.  Our estimated environmental liability at the end of 2007, including the Pioneer sites, was attributable to 74 sites, 19 of which were USEPA NPL sites. Eleven sites accounted for 77% of such liability and, of the remaining 63 sites, no one site accounted for more than 2% of our environmental liability. At two of these eleven sites a remedial action plan is being implemented. At four of the eleven sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage. At one of these eleven sites, part of the site is subject to a remedial investigation, part to a remedial action plan, and another part is in the long-term OM&M stage.   At one site, part of the site is subject to a remedial action plan and part of the site to long-term OM&M.  The three remaining sites are in long-term OM&M. All eleven sites are either associated with past manufacturing operations or former waste disposal sites. None of the eleven largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2007 for future environmental expenditures.

Charges or credits to income for investigatory and remedial efforts were material to operating results in 2007, 2006, and 2005 and may be material to net income in future years.

Environmental provisions (credits) charged (credited) to income were as follows:

	2007	2006	2005
Charges to income	$37.9	$23.8	$22.7
Recoveries from third parties of costs incurred and expensed in prior periods	—	(1.2)	(38.5)
Total provision (credit)	$37.9	$22.6	$(15.8)

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $20 to $40 over the next several years, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2007, we estimate we may have additional contingent environmental liabilities of $50.0 in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

We lease certain properties, such as railroad cars; distribution, warehousing and office space; and data processing and office equipment. Virtually none of our lease agreements contain escalation clauses or step rent provisions. Total rent expense charged to operations amounted to $33.3, $25.1, and $22.6 in 2007, 2006, and 2005, respectively (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007 are as follows: $40.9 in 2008, $35.2 in 2009, $31.8 in 2010, $27.1 in 2011, $21.6 in 2012, and a total of $76.1 thereafter.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance, formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of $0.2 regardless of the sulfur dioxide purchased. Commitments related to this agreement are $2.4 per year for 2008 through 2011 and $0.6 in 2012. This supply agreement expires in 2012.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the clean-up and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of SFAS No. 5,  and therefore do not record gain contingencies and recognize income until it is earned and realizable.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$255.5	$266.2	$350.3	$404.8	$1,276.8
Cost of goods sold	207.2	212.7	282.5	335.9	1,038.3
Income from continuing operations	16.6	21.9	32.7	29.6	100.8
Discontinued operations:
Income (loss) from discontinued operations, net	6.5	13.7	9.5	(0.7)	29.0
Loss on disposal of discontinued operations, net	―	―	(125.4)	(13.6)	(139.0)
Net income (loss)	23.1	35.6	(83.2)	15.3	(9.2)
Basic income (loss) per common share:
Income from continuing operations	0.22	0.29	0.44	0.40	1.36
Income (loss) from discontinued operations, net	0.09	0.19	0.13	(0.01)	0.39
Loss on disposal of discontinued operations, net	―	―	(1.69)	(0.18)	(1.87)
Net income (loss)	0.31	0.48	(1.12)	0.21	(0.12)
Diluted income (loss) per common share:
Income from continuing operations	0.22	0.29	0.44	0.40	1.36
Income (loss) from discontinued operations, net	0.09	0.19	0.12	(0.01)	0.39
Loss on disposal of discontinued operations, net	―	―	(1.68)	(0.19)	(1.87)
Net income (loss)	0.31	0.48	(1.12)	0.20	(0.12)
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock (1)
High	18.33	21.20	22.99	24.53	24.53
Low	15.97	16.45	17.45	18.51	15.97

2006
Sales	$263.7	$255.2	$273.7	$247.1	$1,039.7
Cost of goods sold	192.0	192.8	213.0	197.9	795.7
Income from continuing operations	30.0	27.4	50.7	15.6	123.7
Income from discontinued operations, net	3.7	5.6	5.5	11.2	26.0
Net income	33.7	33.0	56.2	26.8	149.7
Basic income per common share:
Income from continuing operations	0.42	0.38	0.70	0.22	1.70
Income from discontinued operations, net	0.05	0.08	0.07	0.15	0.36
Net income	0.47	0.46	0.77	0.37	2.06
Diluted income per common share:
Income from continuing operations	0.42	0.37	0.70	0.22	1.70
Income from discontinued operations, net	0.05	0.08	0.07	0.15	0.36
Net income	0.47	0.45	0.77	0.37	2.06
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock (1)
High	22.00	22.65	18.32	17.70	22.65
Low	19.47	16.39	14.22	15.20	14.22

(1)	New York Stock Exchange composite transactions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Olin in such reports is accumulated and communicated to Olin’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading “Item 1- Proposal for the Election of Directors” in our Proxy Statement relating to our 2008 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. See also the list of executive officers following Item 4 in Part I of this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “What are the committees of the Board?” under the heading “Corporate Governance Matters” in our Proxy Statement. We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “Miscellaneous-How can I directly nominate a Director for election to the Board at the 2009 Annual Meeting?” and “Corporate Governance Matters-What is Olin’s Director Nomination Process?”

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Conduct. The Code is available in the About Olin, Ethics section of our website at www.olin.com.

Item 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation,” on page 16 and the information on pages 20 through 50, (beginning with the information under the heading “Compensation Discussion and Analysis” through the information under the heading “Compensation Committee Report,”) are incorporated by reference in this Report.

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

            3.  Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(cc) below.

3	(a)	Olin’s Restated Articles of Incorporation as amended effective May 8, 1997—Exhibit 3(a) to Olin’s Form 10-Q for the quarter ended June 30, 2003.*
	(b)	By-laws of Olin as amended effective April 24, 2008—Exhibit 3(b) to Olin’s Form 8-K dated February 25, 2008.*
4	(a)
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

	(c)	9.125% Senior Note Due 2011—Exhibit 4(f) to Olin’s Form 10-K for 2001.*
	(d)	Indenture between Olin and JPMorgan Chase Bank, N.A. dated as of June 26, 2006—Exhibit 4.1 to Olin’s Form 8-K dated June 26, 2006.*
	(e)	Form T-1 Statement of Eligibility for Trustee under Indenture—Exhibit 25.1 to Olin’s Amendment No. 2 to Registration Statement No. 333-138283 filed on January 9, 2007.*
	(f)	6.75% Senior Note Due 2016—Exhibit 4.1 to Olin’s Form 8-K dated July 28, 2006.*
	(g)	First Supplemental Indenture between Olin and JPMorgan Chase Bank, N.A. dated July 28, 2006—Exhibit 4.2 to Olin’s Form 8-K dated July 28, 2006.*
(h)
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
Employee Deferral Plan as amended and restated effective as of January 30, 2003 and as amended effective January 1, 2005—Exhibit 10(b) to Olin’s Form 10-K for 2002 and Exhibit 10(b)(1) to Olin’s Form 10-K for 2005, respectively.*

(b)
Olin Senior Executive Pension Plan amended as of July 27, 2000 as amended by resolutions adopted on May 27, 2005, January 1, 2006, February 27, 2007, October 1, 2007, and November 13, 2007—Exhibit 10(d) to Olin’s Form 10-Q for the quarter ended September 30, 2000, Exhibit 10.2 to Olin’s Form 8-K dated May 31, 2005, Exhibit 10(c)(1) to Olin’s Form 10-K for 2005, Exhibit 10(qq) to Olin’s Registration Statement No. 333-138238 filed on October 26, 2006, Exhibit 99.1 to Olin’s Form 8-K dated February 28, 2007, and Exhibit 99.1 to Olin’s Form 8-K dated October 5, 2007, respectively.

(c)
Olin Supplemental Contributing Employee Ownership Plan as amended and restated effective January 1, 2005 and as amended by resolutions adopted on May 27, 2005, October 1, 2007, and November 13, 2007-Exhibit 10(d) to Olin’s Form 10-Q for the quarter ended March 31, 2005, Exhibit 10.2 to Olin’s Form 8-K dated May 31, 2005, Exhibit 10(d)(1) to Olin’s Form 10-K for 2005, and Exhibit 99.3 to Olin’s Form 8-K dated October 5, 2007, respectively.

	(d)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
	(e)	Form of executive agreement between Olin and certain executive officers-Exhibit 99.1 to Olin’s Form 8-K dated January 26, 2005.*
	(f)	Form of executive change-in-control agreement between Olin and certain executive officers-Exhibit 99.2 to Olin’s Form 8-K dated January 26, 2005.*

(g)	Form of amendment to executive agreement between Olin and Messrs. Curley, Fischer, Hammett and McGough dated November 9, 2007.
(h)	Form of amendment to executive change-in-control agreement between Olin and Messrs. Curley, Fischer, Hammett and McGough dated November 9, 2007.
(i)	Form of amendment to executive agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007.
(j)	Form of amendment to executive change-in-control agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007.
(k)	Form of executive agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007-Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
(l)	Form of executive change-in-control agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007-Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
(m)	Olin 1991 Long Term Incentive Plan, as amended through January 30, 2003—Exhibit 10(g) to Olin’s Form 10-K for 2002.*
(n)
Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended effective December 7, 2006 and as amended by resolution adopted on January 25, 2008—Exhibit 10(k) to Olin's Form 10-K for 2006.

(o)
Olin Senior Management Incentive Compensation Plan, as amended through January 26, 2005 and amendment effective January 1, 2005-Appendix B to Olin’s 2005 Proxy Statement dated March 15, 2005 and Exhibit 10(l)(1) to Olin’s Form 10-K for 2005, respectively.*

(p)	Description of Restricted Stock Unit Awards granted under the 2000 Long Term Incentive Plan—Exhibit 10(m) to Olin’s Form 10-K for 2001.*
(q)	Description of Restricted Stock Unit Awards granted under the 2003 Long Term Incentive Plan or the 2006 Long-Term Incentive Plan—Exhibit 10(m) to Olin’s Form 10-K for 2004.*
(r)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
(s)
Olin Supplementary and Deferral Benefit Pension Plan restated as of February 8, 1999 and as amended by resolutions adopted on January 1, 2006, February 27, 2007, October 1, 2007, and November 13, 2007—Exhibit 10(s) to Olin’s Form l0-Q for the quarter ended March 31, 1999, Exhibit 10(rr) to Olin’s Registration Statement No. 333-138238 filed on October 26, 2006, Exhibit 99.1 to Olin’s Form 8-K dated February 28, 2007, and Exhibit 99.2 to Olin’s Form 8-K dated October 5, 2007, respectively.

(t)	Olin Corporation 2000 Long Term Incentive Plan as amended through January 30, 2003—Exhibit 10(n) to Olin’s Form 10-K for 2002.*
(u)	Olin Corporation 2003 Long Term Incentive Plan—Exhibit 10(o) to Olin’s Form 10-K for 2002.*
(v)	Olin Corporation 2006 Long Term Incentive Plan— Appendix A to Olin’s 2006 Proxy Statement dated March 24, 2006.*
(w)	2005 Performance Share Program—Exhibit 10(t) to Olin’s Form 10-K for 2004.*
(x)	2006 Performance Share Program—Exhibit 10(v) to Olin’s Form 10-K for 2005.*
(y)	Performance Share Program adopted as of February 13, 2007—Exhibit 99.1 to Olin’s Form 8-K dated February 20, 2007.*
(z)
Chase Industries Inc. 1994 Long-Term Incentive Plan, as amended as of May 14, 1997 and First Amendment effective as of November 19, 1999—Exhibit 10.5 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.7 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*

(aa)
Chase Industries Inc. 1997 Non-Employee Director Stock Option Plan, as amended May 26, 1998 and First Amendment effective as of November 19, 1999—Exhibit 10.6 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.9 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*

(bb)	Form of Non-Qualified Stock Option Award Certificate.
(cc)	Form of Restricted Stock Unit Award Certificate.
(dd)	Form of Performance Award and Senior Performance Award Certificates.
(ee)	Summary of Stock Option Continuation Policy—Exhibit 10(bb) to Olin’s Form 10-K for 2005.*
(ff)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
(gg)	Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated August 23, 1996—Exhibit 99.1 to Olin’s Form 8-K dated December 3, 2001.*
(hh)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.2 to Olin’s Form 8-K dated December 3, 2001.*
(ii)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.3 to Olin’s Form 8-K dated December 3, 2001.*
(jj)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated April 30, 1998—Exhibit 99.4 to Olin’s Form 8-K dated December 3, 2001.*
(kk)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated January 1, 2003—Exhibit 10(aa) to Olin’s Form 10-K for 2002.*
(ll)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
(mm)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
(nn)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
(oo)	Agreement and Plan of Merger dated as of May 20, 2007, among Olin Corporation, Princeton Merger Corp., and Pioneer Companies, Inc.-Exhibit 2.1 to Olin’s Form 8-K dated May 21, 2007.*
(pp)	Purchase Agreement dated as of October 15, 2007, among Global Brass and Copper Acquisition Co. and Olin Corporation-Exhibit 2.1 to Olin’s Form 8-K dated October 15, 2007.*
(qq)	$220 million Credit Agreement dated as of October 29, 2007 among Olin and the banks named therein—Exhibit 10.1 to Olin’s Form 8-K dated October 29, 2007.*

(rr)
Purchase and Contribution Agreement dated as of July 25, 2007, among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent—Exhibit 10.1 to Olin’s Form 8-K dated July 27, 2007.*

(ss)
Receivables Purchase Agreement dated as of July 25, 2007, among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, (CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent—Exhibit 10.2 to Olin’s Form 8-K dated July 27, 2007.*

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

Shareholders may obtain information from BNY Mellon Shareowner Services, our registrar and transfer agent, who also manages our Automatic Dividend Reinvestment Plan by writing to: BNY Mellon Shareowner Services, 480 Washington Boulevard, Jersey City, NJ 07310, by telephone at (800) 306-8594 or via the Internet at www.bnymellon.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2008

OLIN CORPORATION

By /s/ JOSEPH D. RUPP
Joseph D. Rupp Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 27, 2008

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 27, 2008

/s/ VIRGINIA A. KAMSKY Virginia A. Kamsky	Director	February 27, 2008

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 27, 2008

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 27, 2008

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	February 27, 2008

/s/ ANTHONY W. RUGGIERO Anthony W. Ruggiero	Director	February 27, 2008

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	February 27, 2008

/s/ JOHN E. FISCHER John E. Fischer	Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ TODD A. SLATER Todd A. Slater	Vice President and Controller (Principal Accounting Officer)	February 27, 2008

Audited Financial Statements

SunBelt Chlor Alkali Partnership
December 31, 2007 and 2006

SunBelt Chlor Alkali Partnership

Audited Financial Statements

Years Ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

The Partners
SunBelt Chlor Alkali Partnership

We have audited the accompanying balance sheets of SunBelt Chlor Alkali Partnership as of December 31, 2007 and 2006, and the related statements of income, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SunBelt Chlor Alkali Partnership at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Cleveland, Ohio
February 20, 2008

SunBelt Chlor Alkali Partnership

Balance Sheets
	December 31, 2007	December 31, 2006

Assets
Current assets:
Cash	$1,000	$1,000
Receivable from Oxy Vinyls, LP	6,026,774	7,732,638
Receivables from partners	18,807,135	14,303,282
Less allowance for doubtful accounts
Inventories	1,813,647	1,607,134
Prepaid expenses and other current assets	1,133,302	1,460,770
Total current assets	27,781,858	25,104,824

Property, plant and equipment, net	108,811,756	112,783,125
Deferred financing costs, net	801,478	881,626
Total assets	$137,395,092	$138,769,575

Liabilities and partners' capital (deficit)
Current liabilities:
Amounts payable to partners	$8,837,007	$9,933,013
Current portion of long-term debt	12,187,500	12,187,500
Total current liabilities	21,024,507	22,120,513

Long-term debt	109,687,500	121,875,000

Partners' capital (deficit)	6,683,085	(5,225,938)

Total liabilities and partners' capital (deficit)	$137,395,092	$138,769,575

See accompanying notes

SunBelt Chlor Alkali Partnership

Income Statements
	Year Ended December, 31
	2007	2006	2005

Revenues	$180,555,764	$186,742,652	$166,967,651

Operating costs and expenses:
Cost of sales	62,255,321	56,316,784	48,699,088
Depreciation and amortization	14,866,744	14,554,150	14,347,268
Administrative and general expenses	12,160,372	11,591,056	11,694,524
	89,282,437	82,461,990	74,740,880
Operating income	91,273,327	104,280,662	92,226,771

Interest expense	(9,692,719)	(10,573,875)	(11,455,031)
Interest income	802,271	853,823	537,421
Income before taxes	82,382,879	94,560,610	81,309,161
State income tax expense	(376,271)	-	-
Net income	$82,006,608	$94,560,610	$81,309,161

See accompanying notes

SunBelt Chlor Alkali Partnership

Statement of Partners' Capital (Deficit)

	Partners
	Olin SunBelt Inc.	1997 Venture, Inc.	Total

Balance at December 31, 2004	$(9,925,548)	$(9,925,548)	$(19,851,096)
Cash distributions to partners	(33,020,033)	$(33,020,033)	(66,040,065)
Net Income	40,654,581	$40,654,581	81,309,161
Balance at December 31, 2005	(2,291,000)	$(2,291,000)	(4,582,000)
Cash distributions to partners	(47,602,274)	$(47,602,274)	(95,204,548)
Net Income	47,280,305	$47,280,305	94,560,610
Balance at December 31, 2006	(2,612,969)	$(2,612,969)	(5,225,938)
Cash distributions to partners	(35,048,793)	(35,048,793)	(70,097,585)
Net Income	41,003,304	41,003,304	82,006,608
Balance at December 31, 2007	$3,341,542	$3,341,542	$6,683,085

See accompanying notes

SunBelt Chlor Alkali Partnership

Statements of Cash Flows
	Year Ended December, 31
	2007	2006	2005
Operating activities
Net income	$82,006,608	$94,560,610	$81,309,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,786,596	14,474,002	14,267,120
Bad debt expense		-
Amortization	80,148	80,148	80,148
Loss on disposal of assets	118,249	282,062	164,435
Accretion of discount	-	(328,493)	-
Changes in assets and liabilities:
Receivables from Oxy Vinyls	1,705,864	(717,183)	245,961
Receivables from partners	(4,503,853)	3,633,362	(9,507,354)
Inventories	(206,513)	462,762	41,122
Amounts payable to partners	(1,096,006)	2,715,700	1,405,976
Accrued interest on long-term debt	-	-	-
Prepaid expenses and other assets	327,468	(169,169)	(175,224)
Net cash provided by operating activities	93,218,561	114,993,801	87,831,345

Investing activities
Purchases of property, plant and equipment	(10,933,476)	(8,043,515)	(9,645,152)
Proceeds on sale of property, plant and equipment	-	70,256	62,776
Purchases of short-term investments	-	(22,697,270)	-
Proceeds from maturity of short-term investments	-	23,025,763	-
Net cash used by investing activities	(10,933,476)	(7,644,766)	(9,582,376)

Financing activities
Cash distributions to partners	(70,097,585)	(95,204,548)	(66,040,065)
Principal payments on long-term debt	(12,187,500)	(12,187,500)	(12,187,500)
Net cash used by financing activities	(82,285,085)	(107,392,048)	(78,227,565)

Net increase (decrease) in cash	$-	$(43,013)	$21,404
Cash at beginning of year	1,000	44,013	22,609
Cash and cash equivalents at end of year	$1,000	$1,000	$44,013

See accompanying notes

SunBelt Chlor Alkali Partnership

Notes to Financial Statements

December 31, 2007 and 2006

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

2. Significant Accounting Policies

Cash and Cash Equivalent

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents held by the Partnership as of December 31, 2007 and 2006.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Short-Term Investments

The Partnership invests in short-term investments with original maturities greater than three months.  These types of securities are classified as held-to-maturity when the Partnership has the positive intent and ability to hold the securities to maturity.  There were no short-term investments held by the Partnership as of December 31, 2007 and 2006.

Property, Plant, and Equipment and Depreciation

Property, plant, and equipment are carried at cost. Major renewals and betterments are capitalized. Maintenance and repair expenditures which do not improve or extend the life of the respective assets are expensed as incurred. Depreciation for all plant and equipment is computed using the straight-line method over their estimated useful lives. Depreciation expense is excluded from cost of goods sold and presented with amortization expense separately in the Income Statements.  The ranges of estimated useful lives are as follows:

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

Income Taxes

No provision is made for income taxes other than the Texas state gross margin tax which became effective January 1, 2007, as the Partnership’s results of operations are includable in the tax returns of the Partners.  The Partnership paid no taxes in 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Risks and Uncertainties

Since the Partnership’s major products are commodities, significant changes in the prices of chemical products could have a significant impact on the results of operations for any particular period. The Partnership had one major chlorine customer, Oxy Vinyls LP, during the periods presented, which accounted for 38.3%, 39.9%, and 45.7% of total sales for the years ended December 31, 2007, 2006, and 2005, respectively.

3. Inventories

Inventories are comprised as follows:

	December 31,
	2007	2006

Finished goods	$657,326	$244,500
Parts	1,156,321	1,362,634
	$1,813,647	$1,607,134

4. Property, Plant, and Equipment, net

Property, plant, and equipment, net are comprised as follows:

	December 31
	2007	2006

Land and land improvements	$4,862,826	$4,862,826
Building	3,869,389	3,869,389
Machinery and equipment	215,630,740	213,997,068
Construction in process	14,173,958	5,217,473
	238,536,913	227,946,756
Less allowance for depreciation	129,725,157	115,163,631
	$108,811,756	$112,783,125

5. Transactions With Affiliates

The Partnership has various management service agreements, dated August 23, 1996, with the Olin Corporation. These agreements, which include compensation for managing the facility, an asset utilization fee, a fleet fee, and a distribution fee, have terms from five to ten years with five year price adjustment renewals. Charges for these services were approximately $8,309,350 $7,815,034 and $7,551,933 for 2007, 2006, and 2005, respectively, and have been included within administrative and general expenses in the income statements. The Partnership’s cash policy was changed during 2003 to not make distributions to the Partners until the cash balance was sufficient to cover both the debt principal payments and the interest expense for the year. Contributions from the Partners were discontinued with this policy change and the manufacturing costs were paid from Partnership receipts. The Partnership made distributions to its Partners totaling $70,097,585, $95,204,548, and $66,040,065 in 2007, 2006, and 2005, respectively.

In accordance with the Partnership Operating Agreement, the majority of chlorine produced by the Partnership is sold to Oxy Vinyls LP which was 24% owned by PolyOne Corporation until July 6, 2007. The remaining chlorine and all of the caustic soda produced by the Partnership is marketed and distributed by the Olin Corporation.

6. Long-Term Debt

On December 23, 1997, the Partnership borrowed $195,000,000 in a private placement of debt. The debt is secured by the property, plant, equipment, and inventory of the Partnership. The term of the loan is 20 years at an interest rate of 7.23%. The first principal payment of $12,187,500 was paid on December 22, 2002 with equal annual payments due through December 22, 2017. Interest payments are payable semi-annually in arrears on each June 22 and December 22. Interest payments totaled $9,692,719, $10,573,875, and $11,455,031 in 2007, 2006, and 2005, respectively. The debt is guaranteed by the Partners.

7. Leases

The Partnership has operating leases for certain property, machinery, and equipment. At December 31, 2007, future minimum lease payments under noncancelable operating leases are as follows:

2008	$1,719,036
2009	1,688,076
2010	1,688,076
2011	1,688,076
2012	1,688,076
Thereafter	5,101,094
Total minimum future lease payments	$13,572,434

Rent expense was $2,047,601, $2,150,485, and $722,695 for the years ended December 31, 2007, 2006, and 2005, respectively.

8. Commitments and Contingencies

The Partnership is subject to legal proceedings and claims that arise in the ordinary course of its business. Management evaluates each claim and provides for any potential loss when the loss is probable and reasonably estimable. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial condition, results of operations or cash flows of the Partnership.