Form 10-Q
period 2008-03-31
OLIN CORP
filed 2008-04-29
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2008, 74,745,553 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2008		December 31, 2007	March 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents		$249.9	$306.0	$256.2
Short-Term Investments		26.1	26.6	26.6
Receivables, Net		229.7	202.0	157.3
Inventories		130.2	106.7	93.9
Current Deferred Income Taxes		7.9	15.0	9.3
Other Current Assets		21.4	14.7	15.0
Current Assets of Discontinued Operations		―	―	391.4
Total Current Assets		665.2	671.0	949.7
Property, Plant and Equipment (less Accumulated Depreciation of $929.4, $912.6 and $878.7)		518.2	503.6	236.3
Prepaid Pension Costs		147.8	139.7	―
Deferred Income Taxes		27.3	26.3	137.6
Other Assets		71.3	58.9	17.7
Goodwill		301.9	301.9	―
Assets of Discontinued Operations		―	―	329.6
Total Assets		$1,731.7	$1,701.4	$1,670.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$	―	$9.8	$8.3
Accounts Payable		167.9	150.6	90.5
Income Taxes Payable		9.4	3.1	15.6
Accrued Liabilities		219.2	244.7	165.2
Current Liabilities of Discontinued Operations		―	―	139.8
Total Current Liabilities		396.5	408.2	419.4
Long-Term Debt		252.7	249.2	245.0
Accrued Pension Liability		50.9	50.5	239.8
Other Liabilities		332.7	329.8	208.0
Liabilities of Discontinued Operations		―	―	2.7
Total Liabilities		1,032.8	1,037.7	1,114.9
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share: Authorized, 120.0 Shares;
Issued and Outstanding 74.7, 74.5 and 73.7 Shares		74.7	74.5	73.7
Additional Paid-In Capital		747.8	742.0	725.5
Accumulated Other Comprehensive Loss		(144.4)	(151.2)	(318.4)
Retained Earnings (Accumulated Deficit)		20.8	(1.6)	75.2
Total Shareholders’ Equity		698.9	663.7	556.0
Total Liabilities and Shareholders’ Equity		$1,731.7	$1,701.4	$1,670.9

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Sales	$399.1	$255.5
Operating Expenses:
Cost of Goods Sold	314.0	207.2
Selling and Administration	33.3	30.4
Other Operating Income	0.6	―
Operating Income	52.4	17.9
Earnings of Non-consolidated Affiliates	8.1	8.1
Interest Expense	4.5	5.0
Interest Income	2.8	3.4
Other Income	0.1	0.1
Income from Continuing Operations before Taxes	58.9	24.5
Income Tax Provision	21.6	7.9
Income from Continuing Operations	37.3	16.6
Income from Discontinued Operations, Net	―	6.5
Net Income	$37.3	$23.1
Net Income per Common Share:
Basic Income per Common Share:
Income from Continuing Operations	$0.50	$0.22
Income from Discontinued Operations, Net	―	0.09
Net Income	$0.50	$0.31
Diluted Income per Common Share:
Income from Continuing Operations	$0.50	$0.22
Income from Discontinued Operations, Net	―	0.09
Net Income	$0.50	$0.31
Dividends per Common Share	$0.20	$0.20
Average Common Shares Outstanding:
Basic	74.6	73.5
Diluted	75.0	73.8

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at January 1, 2007	73.3	$73.3	$721.6	$(318.5)	$66.9	$543.3
Comprehensive Income:
Net Income	―	―	―	―	23.1	23.1
Translation Adjustment	―	―	―	(0.4)	―	(0.4)
Net Unrealized Gain	―	―	―	0.5	―	0.5
Comprehensive Income						23.2
Dividends Paid:
Common Stock ($0.20 per share)	―	―	―	―	(14.7)	(14.7)
Common Stock Issued for:
Employee Benefit Plans	0.4	0.4	6.3	―	―	6.7
Other Transactions	―	―	0.3	―	―	0.3
Stock-Based Compensation	―	―	(2.7)	―	―	(2.7)
Cumulative Effect of Accounting Change	―	―	―	―	(0.1)	(0.1)
Balance at March 31, 2007	73.7	$73.7	$725.5	$(318.4)	$75.2	$556.0
Balance at January 1, 2008	74.5	$74.5	$742.0	$(151.2)	$(1.6)	$663.7
Comprehensive Income:
Net Income	―	―	―	―	37.3	37.3
Translation Adjustment	―	―	―	1.1	―	1.1
Net Unrealized Gain	―	―	―	3.4	―	3.4
Amortization of Prior Service Costs and Actuarial Losses, Net	―	―	―	2.3	―	2.3
Comprehensive Income						44.1
Dividends Paid:
Common Stock ($0.20 per share)	―	―	―	―	(14.9)	(14.9)
Common Stock Issued for:
Stock Options Exercised	―	―	0.2	―	―	0.2
Employee Benefit Plans	0.2	0.2	3.9	―	―	4.1
Other Transactions	―	―	0.2	―	―	0.2
Stock-Based Compensation	―	―	1.5	―	―	1.5
Balance at March 31, 2008	74.7	$74.7	$747.8	$(144.4)	$20.8	$698.9

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net Income	$37.3	$23.1
Income from Discontinued Operations, Net	―	(6.5)
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents (Used for) Provided by Operating Activities:
Earnings of Non-consolidated Affiliates	(8.1)	(8.1)
Stock-Based Compensation	1.6	1.1
Depreciation and Amortization	17.3	9.6
Deferred Income Taxes	4.7	(4.0)
Qualified Pension Plan (Income) Expense	(4.0)	3.7
Common Stock Issued under Employee Benefit Plans	1.1	0.8
Change in:
Receivables	(27.7)	(21.9)
Inventories	(23.5)	(11.2)
Other Current Assets	(6.7)	4.3
Accounts Payable and Accrued Liabilities	(8.8)	(10.4)
Income Taxes Payable	6.2	13.8
Other Assets	0.7	1.2
Other Noncurrent Liabilities	4.3	4.9
Other Operating Activities	3.7	(0.1)
Cash (Used for) Provided by Continuing Operations	(1.9)	0.3
Discontinued Operations:
Income from Discontinued Operations, Net	―	6.5
Operating Activities from Discontinued Operations	―	5.6
Cash Provided by Discontinued Operations	―	12.1
Net Operating Activities	(1.9)	12.4
Investing Activities
Capital Expenditures	(31.0)	(9.2)
Proceeds from Disposition of Property, Plant and Equipment	0.2	0.1
Proceeds from Sale of Short-Term Investments	―	50.0
Proceeds from Sale/Leaseback of Equipment	―	14.8
(Advances to) Distributions from Affiliated Companies, Net	(3.1)	2.8
Other Investing Activities	1.1	―
Cash (Used for) Provided by Continuing Operations	(32.8)	58.5
Investing Activities from Discontinued Operations	―	(4.6)
Net Investing Activities	(32.8)	53.9
Financing Activities
Long-Term Debt Repayments	(9.8)	(1.1)
Issuance of Common Stock	3.0	5.9
Stock Options Exercised	0.2	―
Excess Tax Benefits from Stock Options Exercised	0.1	―
Dividends Paid	(14.9)	(14.7)
Net Financing Activities	(21.4)	(9.9)
Net (Decrease) Increase in Cash and Cash Equivalents	(56.1)	56.4
Cash and Cash Equivalents, Beginning of Period	306.0	199.8
Cash and Cash Equivalents, End of Period	$249.9	$256.2
Cash Paid for Interest and Income Taxes:
Interest	$0.5	$0.5
Income Taxes, Net of Refunds	$8.7	$1.3

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

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to a subsidiary of Global Brass and Copper Holdings, Inc., (Global) an affiliate of KPS Capital Partners, LP, a New York-based private equity firm.  The transaction closed on November 19, 2007.  Accordingly, for all periods presented prior to the sale, Metals’ assets and liabilities are classified as “held for sale” and presented separately in the Condensed Balance Sheets, and the related operating results and cash flows are reported as discontinued operations in the Condensed Statements of Income and Condensed Statements of Cash Flows, respectively.

On August 31, 2007 we acquired Pioneer Companies, Inc. (Pioneer), whose earnings were included in the accompanying financial statements since the date of acquisition.

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies, and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications were made to prior year amounts to conform to the 2008 presentation, primarily related to reporting the Metals business as discontinued operations.

2.
Allowance for doubtful accounts was $2.9 million at March 31, 2008, $3.0 million at December 31, 2007, and $2.7 million at March 31, 2007.  In conjunction with the acquisition of Pioneer, we obtained receivables and related allowance for doubtful accounts of $60.5 million and $1.5 million, respectively, as of August 31, 2007.  Provisions (credited) charged to operations were $(0.2) million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. Recoveries, net of bad debt write-offs, were $0.1 million for the three months ended March 31, 2008.  Bad debt write-offs, net of recoveries, were $0.3 million for the three months ended March 31, 2007.

3.	Inventories consisted of the following:

	March 31, 2008	December 31, 2007	March 31, 2007
Supplies	$25.5	$24.9	$18.3
Raw materials	42.4	40.6	34.0
Work in process	27.4	21.4	25.1
Finished goods	98.4	73.2	72.7
	193.7	160.1	150.1
LIFO reserve	(63.5)	(53.4)	(56.2)
Inventories, net	$130.2	$106.7	$93.9

In conjunction with the acquisition of Pioneer, we obtained inventories with a fair value of $25.4 million as of August 31, 2007.  Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts, and maintenance parts. Elements of costs in inventories included raw materials, direct labor, and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2008, reflect certain estimates relating to inventory quantities and costs at December 31, 2008. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $63.5 million, $53.4 million and $56.2 million higher than reported at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

4.
Basic and diluted income per share was computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2008	2007
Computation of Basic Income per Share
Income from continuing operations	$37.3	$16.6
Income from discontinued operations, net	―	6.5
Net income	$37.3	$23.1
Basic shares	74.6	73.5
Basic income per share:
Income from continuing operations	$0.50	$0.22
Income from discontinued operations, net	―	0.09
Net income	$0.50	$0.31
Computation of Diluted Income per Share
Diluted shares:
Basic shares	74.6	73.5
Stock-based compensation	0.4	0.3
Diluted shares	75.0	73.8
Diluted income per share:
Income from continuing operations	$0.50	$0.22
Income from discontinued operations, net	―	0.09
Net income	$0.50	$0.31

5.
We are party to various government and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $5.1 million and $6.1 million for the three months ended March 31, 2008 and 2007, respectively.  Charges to income for investigatory and remedial efforts were material to operating results in 2007 and are expected to be material to operating results in 2008. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $154.4 million at March 31, 2008, $155.6 million at December 31, 2007, and $91.4 million at March 31, 2007, of which $119.4 million, $120.6 million, and $56.4 million were classified as other noncurrent liabilities, respectively.  In conjunction with the acquisition of Pioneer, as of August 31, 2007 we assumed $55.4 million of environmental liabilities associated with their current and past manufacturing operations and former waste disposal sites.

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other potentially responsible parties (PRPs), our ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could have a material adverse affect on our financial position or results of operations.

6.
Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the three-month periods ended March 31, 2008 and 2007. At March 31, 2008, 154,076 shares remained authorized to be purchased.

7.
We issued less than 0.1 million shares with a total value of $0.2 million, representing stock options exercised for the three months ended March 31, 2008. There were no stock options exercised in the three months ended March 31, 2007.  In addition, we issued 0.2 million and 0.4 million shares with a total value of $4.1 million and $6.7 million for the three months ended March 31, 2008 and 2007, respectively, in connection with our Contributing Employee Ownership Plan (CEOP).

8.
We define segment results as income (loss) from continuing operations before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended March 31,
	2008	2007
Sales:
Chlor Alkali Products	$288.3	$155.3
Winchester	110.8	100.2
Total sales	$399.1	$255.5
Income from continuing operations before taxes:
Chlor Alkali Products(1)	$67.0	$43.2
Winchester	10.0	8.1
Corporate/Other:
Pension income (expense)(2)	4.5	(1.5)
Environmental provision	(5.1)	(6.1)
Other corporate and unallocated costs	(16.5)	(17.7)
Other operating income	0.6	―
Interest expense	(4.5)	(5.0)
Interest income	2.8	3.4
Other income	0.1	0.1
Income from continuing operations before taxes	$58.9	$24.5

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $8.1 million for both the three months ended March 31, 2008 and 2007.

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

9.
Stock-based compensation granted included stock options, performance stock awards, restricted stock awards, and deferred directors’ compensation.  Stock-based compensation expense totaled $3.2 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

In 2008, we granted 523,350 stock options with an exercise price of $20.29.  The fair value of each stock option granted, which typically vests ratably over three years, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant date	2008	2007
Dividend yield	4.34%	4.37%
Risk-free interest rate	3.21%	4.81%
Expected volatility	32%	35%
Expected life (years)	7.0	7.0
Grant fair value (per option)	$4.52	$4.46

Dividend yield for 2008 and 2007 was based on a historical average. Risk-free interest rate is based on zero coupon U.S. Treasury securities rates for the expected life of the options. Expected volatility is based on our historical stock price movements, and we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant is based on historical exercise and cancellation patterns, and we believe that historical experience is the best estimate of future exercise patterns.

In 2007, a reclassification totaling $3.5 million from Additional Paid-In Capital to Other Liabilities was made for deferred directors’ compensation that could be settled in cash.  This reclassification conforms to the accounting treatment for stock-based compensation in Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.”

10.
We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which was accounted for using the equity method of accounting. The condensed financial positions and results of operations of SunBelt in its entirety were as follows:

100% Basis	March 31, 2008	December 31, 2007	March 31, 2007
Condensed Balance Sheet Data:
Current assets	$46.2	$27.8	$42.3
Noncurrent assets	111.7	109.6	110.7
Current liabilities	27.2	21.1	22.4
Noncurrent liabilities	109.7	109.7	121.9

	Three Months Ended March 31,
Condensed Income Statement Data:	2008	2007
Sales	$42.2	$37.1
Gross profit	19.9	19.3
Net income	14.4	13.9

The amount of cumulative unremitted earnings of SunBelt was $21.0 million at March 31, 2008, $6.6 million at December 31, 2007, and $8.7 million at March 31, 2007. We did not receive distributions from SunBelt in the three months ended March 31, 2008 and 2007.  We have not made any contributions in 2008 or 2007.  We paid net settlements of advances of $3.1 million in the three months ended March 31, 2008.  We received net settlements of advances of $2.8 million in the three months ended March 31, 2007.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for additional depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours.  Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $1.0 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively.  The operating results from SunBelt included interest expense of $1.1 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $2.1 million and $1.9 million in the three months ended March 31, 2008 and 2007, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these SunBelt Notes was $60.9 million at March 31, 2008. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

11.
In October 2007, we announced that we were freezing our defined benefit pension plan for salaried and certain non-bargaining hourly employees.  Affected employees were eligible to accrue pension benefits through December 31, 2007, but are not accruing any additional benefits under the plan after that date.  Employee service after December 31, 2007 does count toward meeting the vesting requirements for such pension benefits and the eligibility requirements for commencing a pension benefit, but not toward the calculation of the pension benefit amount.  Compensation earned after 2007 similarly does not count toward the determination of the pension benefit amounts under the defined benefit pension plan.  In lieu of continuing pension benefit accruals for the affected employees under the pension plan, starting in 2008, we provide a contribution to an individual retirement contribution account maintained with the CEOP equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Most of our employees now participate in defined contribution pension plans.  Expenses of the defined contribution pension plans were $3.2 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively.

A portion of our bargaining hourly employees continue to participate in our domestic defined benefit pension plans, which are non-contributory final-average-pay or flat-benefit plans. Our funding policy for the defined benefit pension plans is consistent with the requirements of federal laws and regulations. Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices. Our defined benefit pension plans provide that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger, or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus (subject to applicable collective bargaining requirements).

We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees. The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Components of Net Periodic Benefit (Income) Cost
Service cost	$1.7	$4.8	$0.4	$0.6
Interest cost	25.1	24.0	1.1	1.3
Expected return on plans’ assets	(32.7)	(29.6)	―	—
Amortization of prior service cost	0.4	1.0	―	(0.1)
Recognized actuarial loss	2.5	7.2	0.7	1.1
Net periodic benefit (income) cost	$(3.0)	$7.4	$2.2	$2.9

The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments were allocated to the operating segments based on their respective estimated census data.  Therefore, the allocated portion of net periodic benefit costs for the Metals business of $2.0 million for the three months ended March 31, 2007 was included in income from discontinued operations.  The allocated portion of other postretirement benefit costs for the Metals business of $1.2 million for the three months ended March 31, 2007 was included in income from discontinued operations.

We account for our defined benefit pension plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions.”  This model uses an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over a period of time.  Changes in liability/asset due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  With the freezing of our defined benefit pension plan for salaried and certain non-bargained hourly employees that became effective January 1, 2008 and the sale of the Metals business, substantially all defined benefit pension plan participants were inactive; therefore, actuarial gains and losses are now being amortized based upon the remaining life expectancy of the inactive plan participants rather than the future service period of the active participants, which was the amortization period used prior to 2008.  At December 31, 2007, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19.0 years; as compared to the average remaining service lives of the active employees in the defined benefit pension plan of 10.7 years.

In May 2007, we made a voluntary contribution to our defined benefit pension plan of $100 million.  In addition, during 2007 the asset allocation in the defined benefit pension plan was adjusted to insulate the plan from discount rate risk and reduce the plan’s exposure to equity investments.

12.
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48).  This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribed a recognition threshold and required a measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provided guidance on the treatment of derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

We adopted the provisions of FIN No. 48 on January 1, 2007.  As a result of the implementation, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to Retained Earnings (Accumulated Deficit).  In addition, FIN No. 48 required a reclassification of unrecognized tax benefits and related interest and penalties from deferred income taxes to current and long-term liabilities.  At January 1, 2007, we reclassified $19.8 million from Deferred Income Taxes to Accrued Liabilities ($3.1 million) and Other Liabilities ($16.7 million).

As of January 1, 2007, we had $16.5 million of gross unrecognized tax benefits, of which $11.9 million would impact the effective tax rate, if recognized.  As of January 1, 2007, the remainder of $4.6 million would have been a reduction to goodwill, if recognized.  Upon completion of the Metals sale, the potential reduction to goodwill would instead be recognized as income from discontinued operations.

We acquired $37.2 million of gross unrecognized tax benefits as part of the Pioneer acquisition, all of which would be a reduction to goodwill, if recognized.  After adopting SFAS No. 141R, “Business Combinations” (SFAS No. 141R) in 2009, any remaining balance of unrecognized tax benefits would affect our effective tax rate instead of goodwill, if recognized.  The unrecognized tax benefit, net of federal income tax benefit, totaled $36.5 million.  If these tax benefits are not recognized, the result as of March 31, 2008 would be cash tax payments of $16.3 million.

As of December 31, 2007, we had $51.8 million of gross unrecognized tax benefits (including Pioneer), of which $14.5 million would impact the effective tax rate, if recognized. At March 31, 2008, we had $52.6 million of gross unrecognized tax benefits (including Pioneer), of which $15.4 million would impact the effective tax rate, if recognized.  If these tax benefits are not recognized, the result would be cash tax payments. The change for the three months ended March 31, 2008 related to additional gross unrecognized benefits for ongoing income tax audits by various taxing jurisdictions.

On July 10, 2006, we finalized a settlement with the Internal Revenue Service (IRS), which included the periods 1996 to 2002 and related primarily to the tax treatment of capital losses generated in 1997.  We made payments of $46.7 million in 2006.  We made payments of $0.6 million in 2007 and  expect to make payments of approximately $1.6 million in 2008 to various state and local jurisdictions in conjunction with the IRS settlement.  We have filed both federal and state amended income tax returns for years 2002 and prior to report changes to taxable income per IRS examinations.  Such tax years remain subject to examination to the extent of the changes reported.

In 2006, the IRS commenced an examination of our U.S. income tax return for 2004.  In June 2007, we reached an agreement in principle with the IRS for the 2004 tax examination.  The settlement resulted in a reduction of income tax expense of $0.6 million in 2007 related primarily to a favorable adjustment to our extraterritorial income exclusion.  In connection with the settlement, we paid $3.2 million to the IRS in June 2007.

As of December 31, 2007, it was reasonably possible that our total amount of unrecognized tax benefits would decrease by approximately $9.0 million over the next twelve months, of which approximately $8.0 million would be a reduction of goodwill.  After adopting SFAS No. 141R in 2009, any remaining balance of unrecognized tax benefits will affect income tax expense instead of goodwill, if recognized.  The reduction primarily relates to settlements with tax authorities and the lapse of federal, state, and foreign statutes of limitation.  The amount remains materially unchanged at March 31, 2008.

Our federal income tax returns for 2004 to 2006 are open tax years under statute of limitations.  We file in numerous state and foreign jurisdictions with varying statutes of limitation open from 2003 through 2006 depending on each jurisdiction’s unique statute of limitation.

Pioneer filed income tax returns in the U.S., various states, Canada, and various Canadian provinces.  Pioneer tax returns for the years 2002 and forward are open for examination.  Pioneer is currently under examination by the Canada Revenue Agency for its 2002 through 2004 tax years.

13.
On August 31, 2007, we acquired Pioneer, a manufacturer of chlorine, caustic soda, bleach, sodium chlorate, and hydrochloric acid.  Pioneer owned and operated four chlor-alkali facilities and several bleach manufacturing facilities in North America.  Under the merger agreement, each share of Pioneer common stock was converted into the right to receive $35.00 in cash, without interest.  The aggregate purchase price for all of Pioneer’s outstanding shares of common stock, together with the aggregate payment due to holders of options to purchase shares of common stock of Pioneer, was $426.1 million, which included direct fees and expenses.

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

Included in total current assets is cash and cash equivalents of $126.4 million.  Included in other liabilities are liabilities for future environmental expenditures to investigate and remediate known sites of $55.4 million, liabilities for unrecognized tax benefits of $38.4 million, accrued pension and postretirement liabilities of $13.5 million, asset retirement obligations of $12.2 million and other liabilities of $1.3 million.

On March 12, 2008, we announced that, in connection with our plans to streamline our Chlor Alkali Products manufacturing operations in Canada in order to serve our customer base in a more cost effective manner, we decided to close the acquired Dalhousie, New Brunswick, Canada chlorine, caustic soda, sodium chlorate, and sodium hypochlorite operations.  We currently expect to complete the closing of the Dalhousie facility during the second quarter of 2008.  We expect to incur cash expenditures of $3.0 million in 2008 associated with the shutdown, which were previously included in current liabilities on the August 31, 2007 balance sheet.

The following pro forma summary presents the condensed statement of operations as if the acquisition of Pioneer had occurred at the beginning of the period (unaudited):

Three Months Ended
March 31, 2007
Sales	$377.9
Income from continuing operations	22.7
Net income	29.2
Income from continuing operations per common share:
Basic	$0.31
Diluted	0.31
Net income per common share:
Basic	$0.40
Diluted	0.40

The pro forma statements of operations included an increase to interest expense of $1.6 million. This adjustment was calculated assuming that our borrowings of $110 million, at an interest rate of 5.76% at the time of the merger, were outstanding from January 1, 2007.  The pro forma statements of operations used estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information does not reflect any cost savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the period presented.

14.
On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to Global for $400 million, payable in cash.  The price received was subject to a customary working capital adjustment.  The transaction closed on November 19, 2007.   The final loss recognized related to this transaction will be dependent upon the final determination of the value of working capital in the business.   Based on an estimated working capital adjustment, net cash proceeds from the transaction were $380.8 million.

The Metals business was a reportable segment comprised of principal manufacturing facilities in East Alton, IL and Montpelier, OH.  Metals produced and distributed copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip.  Sales for the Metals business were $510.2 million for the three months ended March 31, 2007.  Intersegment sales for the three months ended March 31, 2007 were $22.8 million, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, and have been eliminated from Metals sales.  In conjunction with the sale of the Metals business, Winchester agreed to purchase the majority of its ammunition cartridge case cups and copper-based strip requirements from Global under a multi-year agreement with pricing, terms, and conditions which approximate market.   As the criteria to treat the related assets and liabilities as “held for sale” were met in the third quarter of 2007, for all periods presented prior to the sale, the related assets and liabilities were classified as “held for sale,” and the results of operations from the Metals business have been reclassified as discontinued operations.

The major classes of assets and liabilities of the Metals business included in assets “held for sale” in the Condensed Balance Sheet were as follows:

March 31, 2007
Receivables	$217.9
Inventories	161.7
Other current assets	11.8
Current assets of discontinued operations	391.4
Property, plant, and equipment	229.3
Other assets	100.3
Assets of discontinued operations	721.0
Accounts payable	(98.2)
Accrued liabilities	(41.6)
Current liabilities of discontinued operations	(139.8)
Liabilities of discontinued operations	(2.7)
Net assets held for sale	$578.5

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

15.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which permitted an entity to measure certain financial assets and liabilities at fair value.  The statement’s objective was to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  This statement became effective for fiscal years beginning after November 15, 2007 and was to be applied prospectively.  We adopted the provisions of SFAS No. 159 on January 1, 2008.  As we did not elect to measure existing assets and liabilities at fair value, the adoption of this statement did not have an effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year.  We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements. It is expected that the remaining provisions of this statement will not have a material effect on our financial statements.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties or the amount that would be paid to transfer a liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Assets and liabilities recorded at fair value in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We will evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Condensed Balance Sheet as of March 31, 2008:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments (1)	$–	$26.1	$–	$26.1
Interest rate swaps (2)	–	10.0	–	10.0
Commodity forward contracts (3)	7.1	–	–	7.1
Liabilities
Interest rate swaps (2)	$–	$10.0	$–	$10.0

(1)
We classified our marketable securities as available-for-sale which were reported at fair market value, using the “market approach” valuation technique, with unrealized gains and losses included in Accumulated Other Comprehensive Loss, net of applicable taxes.  The “market approach” valuation method used prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities.

(2)
The total fair value of the interest rate swaps were included in Other Assets and Long-Term Debt as of March 31, 2008.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We used interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations.

(3)
The total fair value of the commodity forward contracts was classified in Other Current Assets as of March 31, 2008, with unrealized gains and losses included in Accumulated Other Comprehensive Loss, net of applicable taxes.    These financial instruments were valued using the “market approach” valuation technique as described above.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of March 31, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Background

Our manufacturing operations are concentrated in two business segments: Chlor Alkali Products and Winchester. Both are capital intensive manufacturing businesses with operating rates closely tied to the general economy. Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity. Our Chlor Alkali Products segment is a commodity business where all supplier products are similar and price is the major supplier selection criterion. We have little or no ability to influence prices in this large, global commodity market. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given the capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability. Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance. While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.  The Metals business was classified as discontinued operations during 2007 and was excluded from the segment results.

Executive Summary

Chlor Alkali Products segment income improved 55% compared with the three months ended March 31, 2007, which reflects the contributions and synergies from the Pioneer acquisition and improved pricing.  Operating rates in Chlor Alkali Products for the three months ended March 31, 2008 were lower than the three months ended March 31, 2007 reflecting reduced levels of chlorine demand compared to the same period last year and the impact of a number of unplanned outages at our facilities.  The reduced level of chlorine demand reflected the weakness in the housing market.  The weakness in chlorine demand led to downward pressure on chlorine prices.  During the three months ended March 31, 2008, demand for caustic soda remained strong and because of the reduced operating rates there was significant market tightness.  This tightness resulted in price increase announcements.

On February 21, 2008, a force majeure for caustic soda was declared, and we announced that caustic soda customers would receive 70% of their contract volumes.  On March 20, 2008, we announced that certain key issues that caused the force majeure declaration were remedied and that the force majeure was lifted.  The unplanned outages negatively impacted our ability to optimize plant operations which increased operating costs.

On March 12, 2008, we announced that, in connection with our plans to streamline our Chlor Alkali manufacturing operations in Canada in order to serve our customer base in a more cost effective manner, we decided to close the acquired Dalhousie, New Brunswick, Canada chlorine, caustic soda, sodium chlorate, and sodium hypochlorite operations.  We currently expect to complete the closing of the Dalhousie facility during the second quarter of 2008.  We expect to incur cash expenditures of $3.0 million in 2008 associated with the shutdown, which were previously included in current liabilities on the August 31, 2007 balance sheet. This action is expected to generate $8.0 million to $10.0 million of annual pretax savings.

Winchester’s segment income of $10.0 million for the three months ended March 31, 2008 represented a record first quarter for the Winchester business.  Winchester’s results reflected the combination of improved volumes and pricing.

During the three months ended March 31, 2008, the defined benefit pension plan generated approximately breakeven returns.  This level of returns preserved the over funded position that existed at December 31, 2007. The 2008 performance reflects the actions that were taken in 2007 to reduce the defined benefit pension plan’s exposure to equity investments and increase exposure to fixed income investments.

Consolidated Results of Operations

($ in millions, except per share data)	Three Months Ended March 31,
	2008	2007
Sales	$399.1	$255.5
Cost of Goods Sold	314.0	207.2
Gross Margin	85.1	48.3
Selling and Administration	33.3	30.4
Other Operating Income	0.6	―
Operating Income	52.4	17.9
Earnings of Non-consolidated Affiliates	8.1	8.1
Interest Expense	4.5	5.0
Interest Income	2.8	3.4
Other Income	0.1	0.1
Income from Continuing Operations before Taxes	58.9	24.5
Income Tax Provision	21.6	7.9
Income from Continuing Operations	37.3	16.6
Income from Discontinued Operations, Net	―	6.5
Net Income	$37.3	$23.1
Net Income per Common Share:
Basic Income per Common Share:
Income from Continuing Operations	$0.50	$0.22
Income from Discontinued Operations, Net	―	0.09
Net Income	$0.50	$0.31
Diluted Income per Common Share:
Income from Continuing Operations	$0.50	$0.22
Income from Discontinued Operations, Net	―	0.09
Net Income	$0.50	$0.31

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Sales for the three months ended March 31, 2008 were $399.1 million compared with $255.5 million last year, an increase of $143.6 million, or 56%. Chlor Alkali Products sales increased $133.0 million, or 86%, primarily due to the inclusion of Pioneer sales of $127.7 million and higher ECU prices.  The combined Olin and Pioneer ECU netbacks increased 16% compared to an Olin-only ECU netback in the prior year.  Winchester sales were higher by $10.6 million, or 11%, due to increased selling prices and higher volumes.

Gross margin increased $36.8 million, or 76%, over the three months ended March 31, 2007, as a result of improved Chlor Alkali Products gross margin primarily due to the contribution from Pioneer and improved Winchester gross margin resulting from higher selling prices and improved volumes.  Gross margin was also impacted by the reduction in defined benefit pension expense of $7.1 million, which was partially offset by an increase in defined contribution pension expense of $2.0 million.  Gross margin as a percentage of sales was 21% in 2008 and 19% in 2007.

Selling and administration expenses as a percentage of sales were 8% in 2008 and 12% in 2007.  Selling and administration expenses for the three months ended March 31, 2008 increased $2.9 million, or 10%, from the three months ended March 31, 2007 primarily due to the increased expenses associated with the acquired Pioneer operations, net of synergies, of $3.9 million, higher management incentive compensation costs primarily resulting from mark-to-market adjustments on stock-based compensation of $3.0 million, increased salary and benefit costs of $1.4 million and higher consulting fees of $0.7 million.  These increases were partially offset by decreased defined benefit pension expenses of $3.3 million, partially offset by increased defined contribution pension expense of $0.3 million, and a lower level of legal and legal-related settlement costs of $2.9 million.

Other operating income of $0.6 million for the three months ended March 31, 2008 represented the gain on the disposition of land associated with a former manufacturing facility, the impact of the gain realized in 2007 on an intangible asset sale in Chlor Alkali Products, which is recognized ratably through March 2012 and the impact of a gain realized on the sale of equipment, which is recognized ratably through June 2009.

The earnings of non-consolidated affiliates were $8.1 million for both the three months ended March 31, 2008 and 2007.  Higher ECU selling prices in the three months ended March 31, 2008 were offset by lower volumes at SunBelt.

Interest expense decreased by $0.5 million from 2007, primarily due to the effect of lower interest rates and capitalizing interest in 2008 from our St. Gabriel Chlor Alkali facility conversion and expansion project.

The lower interest income of $0.6 million was due to lower short-term interest rates.

The effective tax rate for continuing operations for the three months ended March 31, 2008 of 36.7% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions, primarily Canada, being taxed at higher rates.   The effective tax rate for continuing operations for the three months ended March 31, 2007 of 32.2% was lower than the 35% U.S. federal statutory rate primarily due to the benefit of the U.S. domestic manufacturing deduction and the utilization of certain state tax credits, which were offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

Income from discontinued operations, net for the three months ended March 31, 2007 was $6.5 million.  The Metals pretax income for the three months ended March 31, 2007 included a LIFO inventory liquidation gain of $5.3 million as part of a Metals inventory reduction program initiated in 2007.  The effective tax rate was 35.0% for the three months ended March 31, 2007.

Segment Results

We define segment results as income (loss) from continuing operations before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

($ in millions)	Three Months Ended March 31,
	2008	2007
Sales:
Chlor Alkali Products	$288.3	$155.3
Winchester	110.8	100.2
Total sales	$399.1	$255.5
Income from continuing operations before taxes:
Chlor Alkali Products(1)	$67.0	$43.2
Winchester	10.0	8.1
Corporate/Other:
Pension income (expense)(2)	4.5	(1.5)
Environmental provision	(5.1)	(6.1)
Other corporate and unallocated costs	(16.5)	(17.7)
Other operating income	0.6	―
Interest expense	(4.5)	(5.0)
Interest income	2.8	3.4
Other income	0.1	0.1
Income from continuing operations before taxes	$58.9	$24.5

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $8.1 million for both the three months ended March 31, 2008 and 2007.

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

Chlor Alkali Products

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Chlor Alkali Products’ sales for the three months ended March 31, 2008 were $288.3 million compared to $155.3 million for the three months ended March 31, 2007, an increase of $133.0 million, or 86%.   The acquisition of Pioneer contributed sales of $127.7 million.  Chlor Alkali Products’ sales, excluding Pioneer, increased $5.3 million, or 3%.  The sales increase was due to increased ECU pricing, partially offset by lower volumes.   The combined Olin and Pioneer chlorine and caustic soda ECU netback, excluding SunBelt, was approximately $580 for the three months ended March 31, 2008 compared to approximately $500 for the same period in 2007, which did not include Pioneer.  Freight costs included in the ECU netback increased 35% in the three months ended March 31, 2008, compared to the three months ended March 31, 2007.  The combined Olin and Pioneer operating rate for the three months ended March 31, 2008 was 82%, compared to an Olin-only operating rate of 87% for the three months ended March 31, 2007.  The lower operating rate for the three months ended March 31, 2008 was affected by lower chlorine demand and unplanned outages at our facilities for weather-related events that disrupted electricity supplies and prevented the movement of railcars in Canada.  The 2007 operating rate was affected by utility-caused power outages and other unplanned outages at our facilities.

Chlor Alkali posted segment income of $67.0 million for the three months ended March 31, 2008 (which included $16.7 million of Pioneer income), compared to $43.2 million for the same period in 2007.  Chlor Alkali segment income, excluding Pioneer, was higher in 2008 by $7.1 million, or 16%, primarily because of increased selling prices ($13.9 million), and lower operating costs ($2.8 million), offset by decreased volumes ($9.6 million).  In addition, freight costs, which reduce our ECU netbacks, increased 35% in the three months ended March 31, 2008 compared to the same period last year.

Winchester

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Sales were $110.8 million for the three months ended March 31, 2008 compared to $100.2 million for the three months ended March 31, 2007, an increase of $10.6 million, or 11%.  Sales to law enforcement agencies increased $4.9 million for the three months ended March 31, 2008, while sales to international and U.S. militaries increased by $3.8 million.  Sales of ammunition to domestic commercial customers increased $1.1 million.

Winchester reported segment income of $10.0 million for the three months ended March 31, 2008 compared to $8.1 million for the three months ended March 31, 2007, an increase of $1.9 million. The increase was due to the impact of higher selling prices and increased volumes ($10.2 million), which were partially offset by increased commodity and other material costs and higher operating costs ($8.2 million).

Corporate/Other

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

For the three months ended March 31, 2008, pension income included in Corporate/Other was $4.5 million compared to pension expense of $1.5 million for the three months ended March 31, 2007. The $6.0 million decrease in corporate pension expense was due to the combination of a 25-basis point increase in the discount rate, the voluntary contribution to our defined benefit pension plan of $100 million in May 2007, the favorable performance on plan assets in 2007, the benefits of the plan freeze, which became effective January 1, 2008, and the increase in the amortization period for actuarial losses.  On a total company basis, defined benefit pension income for the three months ended March 31, 2008 was $3.0 million compared to defined benefit pension expense of $7.4 million for the three months ended March 31, 2007.  This defined benefit pension cost reduction was partially offset by higher defined contribution pension costs.  Total company defined contribution pension expense for the three months ended March 31, 2008 was $3.2 million compared to $0.9 million for the three months ended March 31, 2007.

For the three months ended March 31, 2008, charges to income for environmental investigatory and remedial activities were $5.1 million compared with $6.1 million in 2007.  This provision relates primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.   We currently estimate these charges to income for the full year to be in the $25 million to $30 million range, compared to $37.9 million in 2007.

For the three months ended March 31, 2008, other corporate and unallocated costs were $16.5 million compared with $17.7 million in 2007, a decrease of $1.2 million, or 7%.  Legal and legal-related settlement expenses decreased $3.7 million, partially offset by increased management incentive compensation of $2.4 million primarily resulting from mark-to-market adjustments on stock-based compensation.

Outlook

Earnings from continuing operations in the second quarter of 2008 are projected to be in the $0.45 to $0.50 per diluted share range.

Chlor Alkali Products earnings in the second quarter of 2008 are expected to improve slightly compared to the first quarter of 2008, due to increased chlorine volumes and improved operating rates.  During the second quarter of 2008, ECU netbacks are expected to decrease slightly compared to the first quarter of 2008, as weaker chlorine prices and higher freight costs are expected to more than offset expected higher caustic soda prices.

While we do expect caustic soda prices to improve in the second quarter of 2008 compared to the first quarter of 2008, we expect to realize additional benefits in the third quarter of 2008 from the price increases which were announced in the first quarter of 2008.  The pricing in many of our caustic soda contracts is based on published indices, which were slow to reflect the first quarter price increase announcements. This will delay the implementation of the price increases until the third quarter of 2008.  In addition, due to the nature of many of our contracts, the recognition of price increases lags price announcements. As a result, some of the $60 per ton caustic price increase announced on April 24, 2008 will not be reflected until the first quarter of 2009.   Taking into account all these issues, we currently expect ECU netbacks in the third quarter of 2008 to improve compared to the second quarter of 2008.  We also recently announced a $100 per ton price increase for bleach and a $10 per ton increase for hydrochloric acid.  These increases, which impact approximately 15% of our ECUs produced and sold and which represent an additional $10 to $15 of sales value for all ECUs produced, are not reflected in our projected ECU netbacks.

Chlor Alkali Products has experienced a steady improvement in operating rates during the month of April and is currently running in the mid-to-high 80% range.  While chlorine demand has improved in the second quarter of 2008 from the low levels of the first quarter of 2008, we are continuing to see some weakness across a variety of customers and do not expect a significant pickup from bleach demand until May 2008.

Winchester earnings in the second quarter of 2008 are expected to decline compared to the first quarter of 2008, due to normal seasonal factors, but improve compared to the second quarter of 2007.

During the first quarter of 2008, Winchester announced additional price increases to be effective at the end of the second quarter of 2008.  Similar increases were announced by Winchester's major competitors.  These increases are a direct reaction to the continued escalation of the prices of both copper and lead.  This represents the twelfth price increase that has been announced since the beginning of 2004.

Winchester recently confirmed orders for the third and fourth deliveries under the U.S. Army’s small caliber ammunition second source contract.  These orders, which total approximately $60 million, call for deliveries of ammunition through 2010, and represent an approximately 30% increase in the value of Winchester's U.S. Army’s small caliber ammunition second source contract sales from 2008 levels.

We believe the 2008 effective tax rate will be in the 36% to 37% range.  The rate reflects the impact of the Pioneer Canadian operations, the income of which is not eligible for the domestic manufacturing deduction under the Jobs Creation Act of 2004.

Environmental Matters

($ in millions)	March 31, March 31,
	2008	2007
Reserve for Environmental Liabilities:
Beginning Balance	$155.6	$90.8
Charges to Income	5.1	6.1
Remedial and Investigatory Spending	(5.9)	(5.5)
Currency Translation Adjustments	(0.4)	―
Ending Balance	$154.4	$91.4

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2008 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $35 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $5.3 million at March 31, 2008. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.   Charges to income for investigatory and remedial efforts were material to operating results in 2007 and are likely to be material to operating results in 2008 and future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $154.4 million at March 31, 2008, $155.6 million at December 31, 2007, and $91.4 million at March 31, 2007, of which $119.4 million, $120.6 million, and $56.4 million were classified as other noncurrent liabilities, respectively.  As part of the Pioneer acquisition, as of August 31, 2007, we assumed $55.4 million of environmental liabilities associated with their current and past manufacturing operations and former waste disposal sites.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $50 million to $60 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, and our ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could have a material adverse affect on our financial position or results of operations.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
Provided By (Used For) ($ in millions)	2008	2007
Cash (used for) provided by continuing operations	$(1.9)	$0.3
Cash provided by discontinued operations	―	12.1
Net operating activities	(1.9)	12.4
Capital expenditures	(31.0)	(9.2)
Net investing activities	(32.8)	53.9
Net financing activities	(21.4)	(9.9)

Operating Activities

For the three months ended March 31, 2008, cash provided by operating activities from continuing operations decreased by $2.2 million from 2007 primarily due to an increase in working capital offset by higher earnings.   In 2008, working capital increased $60.5 million compared with an increase of $25.4 million in 2007.    Receivables increased from December 31, 2007 by $27.7 million, primarily as a result of increased sales in Winchester.  Our days sales outstanding increased by approximately one day from prior year.  Inventories increased from December 31, 2007 by $23.5 million primarily due to a seasonal increase in Winchester.  The 2008 cash from operations was affected by a $7.4 million increase in cash tax payments.

Investing Activities

Capital spending of $31.0 million in the three months ended March 31, 2008 was $21.8 million higher than in the corresponding period in 2007. The increase was primarily due to spending of $16.7 million for the St. Gabriel Chlor Alkali facility conversion and expansion project.  For the total year, we expect our capital spending to be approximately $200 million to $210 million.  We expect depreciation to be in the $70 million range for full-year 2008.

On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars in our Chlor Alkali Products segment that were acquired in 2005 and 2006.  We received proceeds from the sale of $14.8 million.

During the three months ended March 31, 2007, we sold $50.0 million of short-term investments.

The 2008 decrease in distributions from affiliated companies reflected decreased net settlements of advanced activities of SunBelt.

Financing Activities

In March 2008, we repaid industrial development and environmental improvement tax exempt bonds, which matured totaling $7.7 million that were issued through the parish of Calcasieu, LA and the town of McIntosh, AL.  In January 2008, we repaid the remaining $2.1 million of the 2.75% Convertible Senior Subordinated Notes due 2027 acquired from Pioneer.

We issued 0.2 million and 0.4 million shares of common stock with a total value of $4.1 million and $6.7 million to the CEOP for the three months ended March 31, 2008 and 2007, respectively.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends. We issued less than 0.1 million shares with a total value of $0.2 million, representing stock options exercised for the three months ended March 31, 2008.  There were no stock options exercised in the three months ended March 31, 2007.

The percent of total debt to total capitalization decreased to 26.6% at March 31, 2008, from 28.1% at December 31, 2007. The decrease was due primarily to the higher shareholders’ equity resulting from the net income for the three months ended March 31, 2008 and a lower level of outstanding debt at March 31, 2008.

In the first quarter of 2008 and 2007, we paid a quarterly dividend of $0.20 per share. In April 2008, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 10, 2008 to shareholders of record on May 9, 2008.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, short-term investments, cash flow from operations, and short-term borrowings under our revolving credit facility and borrowings under our accounts receivable securitization facility (Accounts Receivable Facility). We also have access to the debt and equity markets.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as vinyls, urethanes, and pulp and paper sectors. Cash flow from operations is affected by changes in ECU selling prices caused by changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings and cash flow. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $17 million annual change in our revenues and pretax profit when we are operating at full capacity, including the capacity acquired with Pioneer.

In August 2007, we entered into a $35 million letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of equipment and materials for the St. Gabriel Chlor Alkali facility conversion and expansion project.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced a $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding an additional lending institution.  The credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  At March 31, 2008, we had $194.8 million available under this senior revolving credit facility, because we had issued $45.2 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

At March 31, 2008, we had letters of credit of $76.5 million outstanding, of which $45.2 million were issued under our $240 million senior revolving credit facility.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, workers compensation insurance policies, and plant closure and post-closure obligations.

On July 25, 2007, we established an Accounts Receivable Facility.  The $100 million Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  As of March 31, 2008, we had nothing drawn under the Accounts Receivable Facility, which expires in July 2012.  At March 31, 2008, we had $100.0 million available under the Accounts Receivable Facility based on eligible trade receivables.  We expect to include the Pioneer accounts receivables during 2008, which should increase the Accounts Receivable Facility to approximately $125 million.  The Accounts Receivable Facility includes a letter of credit subfacility which is equal to 40% of the amount of the facility, or currently $40 million.  This subfacility is in addition to the $35 million letter of credit facility and the $110 million subfacility under the senior revolving credit facility.

Our current debt structure is used to fund our business operations. As of March 31, 2008, we had borrowings of $252.7 million, of which $4.7 million was issued at variable rates. We have entered into interest rate swaps on $101.6 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $10.0 million and are included in Other Assets on the accompanying Condensed Balance Sheets, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness. Commitments from banks under our revolving credit facility and Accounts Receivable Facility are additional sources of liquidity.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2.4 million per year for 2008 through 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

We, and our partner, PolyOne, own equally SunBelt.   Oxy Vinyls is required to purchase 250,000 tons of chlorine from SunBelt based on a formula related to its market price. Prior to July 2007, PolyOne had an ownership interest in Oxy Vinyls.  We market the excess chlorine and all of the caustic soda produced. The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017. SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. Our guarantee of these notes was $60.9 million at March 31, 2008. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At March 31, 2008, December 31, 2007, and March 31, 2007, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS No. 161), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133).  The statement requires enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It will require more robust qualitative disclosures and expanded quantitative disclosures.  This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  It is expected that this statement will not have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141R.  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer.  Under this statement, all business combinations will be accounted for by applying the acquisition method.  This statement will be effective for us on January 1, 2009 and will be applied to business combinations occurring after the effective date.  Earlier application is prohibited.  We are continuing to evaluate the effect of this statement on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, which permitted an entity to measure certain financial assets and liabilities at fair value.  The statement’s objective was to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  This statement became effective for fiscal years beginning after November 15, 2007 and was to be applied prospectively.  We adopted the provisions of SFAS No. 159 on January 1, 2008.  As we did not elect to measure existing assets and liabilities at fair value, the adoption of this statement did not have an effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157.  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value.  This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis has been delayed by one year.  We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements. It is expected that the remaining provisions of this statement will not have a material effect on our financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2008, we maintained open positions on futures contracts totaling $70.3 million ($66.4 million at December 31, 2007 and $31.4 million at March 31, 2007). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $7.0 million ($6.6 million at December 31, 2007 and $3.1 million at March 31, 2007) increase in our cost of inventory purchased, which would be partially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations and commitments from banks under our revolving credit facility and our Accounts Receivable Facility are sources of liquidity. As of March 31, 2008, December 31, 2007, and March 31, 2007, we had long-term borrowings of $252.7 million, $259.0 million, and $253.3 million, respectively, of which $4.7 million at March 31, 2008 and December 31, 2007, and $2.9 million at March 31, 2007, were issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $101.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases, the underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

Assuming no changes in the $106.3 million of variable-rate debt levels from December 31, 2007, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2007 would impact interest expense by $1.1 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of March 31, 2008:

Underlying Debt Instrument	Swap Amount	Date of Swap	March 31, 2008 Floating Rate
	($ in millions)
9.125%, due 2011	$50.0	December 2001	8.294%
9.125%, due 2011	$25.0	March 2002	6.0-7.0%	(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.0% to 6.75%, due 2008-2017	$21.1	March 2002	5.40%
	$5.5	March 2002	5.54%

(a)           Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $0.3 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007, include, but are not limited to the following:

•
sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us, such as ammunition, housing, vinyls and pulp and paper, and the migration by United States customers to low-cost foreign locations;

•
the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	higher-than-expected raw material, energy, transportation, and/or logistics costs; and

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service.

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)       Not applicable.

(b)       Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2008	—	N/A	—
February 1-29, 2008	—	N/A	—
March 1-31, 2008	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through March 31, 2008, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

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

Date: April 29, 2008

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer