Form 10-Q
period 2008-06-30
OLIN CORP
filed 2008-07-28
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008, 75,396,680 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	June 30, 2008		December 31, 2007	June 30, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents		$186.4	$306.0	$230.5
Short-Term Investments		20.5	26.6	26.6
Receivables, Net		251.0	202.0	172.9
Inventories		150.8	106.7	105.6
Current Deferred Income Taxes		13.5	15.0	5.8
Other Current Assets		18.6	14.7	25.7
Current Assets of Discontinued Operations		―	―	375.7
Total Current Assets		640.8	671.0	942.8
Property, Plant and Equipment (less Accumulated Depreciation of $938.9, $912.6 and $887.5)		541.4	503.6	239.7
Prepaid Pension Costs		154.1	139.7	―
Deferred Income Taxes		33.9	26.3	135.9
Other Assets		69.2	58.9	18.9
Goodwill		301.9	301.9	―
Assets of Discontinued Operations		―	―	322.5
Total Assets		$1,741.3	$1,701.4	$1,659.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$	―	$9.8	$8.3
Accounts Payable		159.3	150.6	88.0
Income Taxes Payable		2.0	3.1	37.0
Accrued Liabilities		219.0	244.7	154.6
Current Liabilities of Discontinued Operations		―	―	186.6
Total Current Liabilities		380.3	408.2	474.5
Long-Term Debt		248.7	249.2	242.5
Accrued Pension Liability		50.1	50.5	128.8
Other Liabilities		338.0	329.8	211.7
Liabilities of Discontinued Operations		―	―	2.7
Total Liabilities		1,017.1	1,037.7	1,060.2
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share: Authorized, 120.0 Shares;
Issued and Outstanding 75.4, 74.5 and 73.9 Shares		75.4	74.5	73.9
Additional Paid-In Capital		761.6	742.0	730.8
Accumulated Other Comprehensive Loss		(154.1)	(151.2)	(301.1)
Retained Earnings (Accumulated Deficit)		41.3	(1.6)	96.0
Total Shareholders’ Equity		724.2	663.7	599.6
Total Liabilities and Shareholders’ Equity		$1,741.3	$1,701.4	$1,659.8

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$428.3	$266.2	$827.4	$521.7
Operating Expenses:
Cost of Goods Sold	347.3	211.9	661.3	418.3
Selling and Administration	35.6	32.8	68.9	64.0
Other Operating Income	0.5	0.2	1.1	0.2
Operating Income	45.9	21.7	98.3	39.6
Earnings of Non-consolidated Affiliates	11.0	12.2	19.1	20.3
Interest Expense	3.7	4.9	8.2	9.9
Interest Income	1.4	3.1	4.2	6.5
Other Income	0.2	0.1	0.3	0.2
Income from Continuing Operations before Taxes	54.8	32.2	113.7	56.7
Income Tax Provision	19.3	10.3	40.9	18.2
Income from Continuing Operations	35.5	21.9	72.8	38.5
Income from Discontinued Operations, Net	―	13.7	―	20.2
Net Income	$35.5	$35.6	$72.8	$58.7
Net Income per Common Share:
Basic Income per Common Share:
Income from Continuing Operations	$0.47	$0.29	$0.97	$0.52
Income from Discontinued Operations, Net	―	0.19	―	0.28
Net Income	$0.47	$0.48	$0.97	$0.80
Diluted Income per Common Share:
Income from Continuing Operations	$0.47	$0.29	$0.97	$0.52
Income from Discontinued Operations, Net	―	0.19	―	0.27
Net Income	$0.47	$0.48	$0.97	$0.79
Dividends per Common Share	$0.20	$0.20	$0.40	$0.40
Average Common Shares Outstanding:
Basic	75.0	73.8	74.8	73.7
Diluted	75.4	74.2	75.2	73.9

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at January 1, 2007	73.3	$73.3	$721.6	$(318.5)	$66.9	$543.3
Comprehensive Income:
Net Income	―	―	―	―	58.7	58.7
Translation Adjustment	―	―	―	0.3	―	0.3
Net Unrealized Gain	―	―	―	4.6	―	4.6
Amortization of Prior Service Costs and Actuarial Losses, Net	―	―	―	12.5	―	12.5
Comprehensive Income						76.1
Dividends Paid:
Common Stock ($0.40 per share)	―	―	―	―	(29.5)	(29.5)
Common Stock Issued for:
Stock Options Exercised	―	―	0.8	―	―	0.8
Employee Benefit Plans	0.6	0.6	9.2	―	―	9.8
Other Transactions	―	―	0.6	―	―	0.6
Stock-Based Compensation	―	―	(1.4)	―	―	(1.4)
Cumulative Effect of Accounting Change	―	―	―	―	(0.1)	(0.1)
Balance at June 30, 2007	73.9	$73.9	$730.8	$(301.1)	$96.0	$599.6
Balance at January 1, 2008	74.5	$74.5	$742.0	$(151.2)	$(1.6)	$663.7
Comprehensive Income:
Net Income	―	―	―	―	72.8	72.8
Translation Adjustment	―	―	―	1.2	―	1.2
Net Unrealized Loss	―	―	―	(9.0)	―	(9.0)
Amortization of Prior Service Costs and Actuarial Losses, Net	―	―	―	4.9	―	4.9
Comprehensive Income						69.9
Dividends Paid:
Common Stock ($0.40 per share)	―	―	―	―	(29.9)	(29.9)
Common Stock Issued for:
Stock Options Exercised	0.6	0.6	10.2	―	―	10.8
Employee Benefit Plans	0.3	0.3	6.2	―	―	6.5
Other Transactions	―	―	0.4	―	―	0.4
Stock-Based Compensation	―	―	2.8	―	―	2.8
Balance at June 30, 2008	75.4	$75.4	$761.6	$(154.1)	$41.3	$724.2

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net Income	$72.8	$58.7
Income from Discontinued Operations, Net	―	(20.2)
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents (Used for) Provided by Operating Activities:
Earnings of Non-consolidated Affiliates	(19.1)	(20.3)
Stock-Based Compensation	3.0	2.5
Depreciation and Amortization	34.9	19.1
Deferred Income Taxes	(9.2)	(6.8)
Qualified Pension Plan Contribution	―	(100.0)
Qualified Pension Plan (Income) Expense	(7.1)	8.1
Common Stock Issued under Employee Benefit Plans	2.2	1.7
Change in:
Receivables	(49.0)	(37.5)
Inventories	(44.1)	(22.9)
Other Current Assets	(3.9)	(6.4)
Accounts Payable and Accrued Liabilities	(17.5)	(23.2)
Income Taxes Payable	(2.6)	35.0
Other Assets	1.5	0.9
Other Noncurrent Liabilities	9.9	9.1
Other Operating Activities	(3.3)	4.1
Cash Used for Continuing Operations	(31.5)	(98.1)
Discontinued Operations:
Income from Discontinued Operations, Net	―	20.2
Operating Activities from Discontinued Operations	―	85.5
Cash Provided by Discontinued Operations	―	105.7
Net Operating Activities	(31.5)	7.6
Investing Activities
Capital Expenditures	(71.5)	(22.2)
Proceeds from Disposition of Property, Plant and Equipment	0.4	0.2
Proceeds from Sale of Short-Term Investments	―	50.0
Proceeds from Sale/Leaseback of Equipment	―	14.8
Distributions from Affiliated Companies, Net	4.9	11.6
Other Investing Activities	1.2	0.8
Cash (Used for) Provided by Continuing Operations	(65.0)	55.2
Investing Activities from Discontinued Operations	―	(10.6)
Net Investing Activities	(65.0)	44.6
Financing Activities
Long-Term Debt Repayments	(9.8)	(1.1)
Issuance of Common Stock	4.3	8.1
Stock Options Exercised	10.8	0.8
Excess Tax Benefits from Stock Options Exercised	1.5	0.2
Dividends Paid	(29.9)	(29.5)
Net Financing Activities	(23.1)	(21.5)
Net (Decrease) Increase in Cash and Cash Equivalents	(119.6)	30.7
Cash and Cash Equivalents, Beginning of Period	306.0	199.8
Cash and Cash Equivalents, End of Period	$186.4	$230.5
Cash Paid for Interest and Income Taxes:
Interest	$8.5	$9.0
Income Taxes, Net of Refunds	$33.9	$6.1

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Financial Statements
(Tabular amounts in millions, except per share data)
(Unaudited)

1.
Olin Corporation is a Virginia corporation, incorporated in 1892. We are a manufacturer concentrated in two business segments: Chlor Alkali Products and Winchester. Chlor Alkali Products, with nine U.S. manufacturing facilities and one Canadian manufacturing facility, produces chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. Winchester, with its principal manufacturing facility in East Alton, IL, produces and distributes sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

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

2.
Allowance for doubtful accounts was $4.3 million at June 30, 2008, $3.0 million at December 31, 2007, and $2.5 million at June 30, 2007.  In conjunction with the acquisition of Pioneer, we obtained receivables and related allowance for doubtful accounts of $60.5 million and $1.5 million, respectively, as of August 31, 2007.   Provisions charged to operations were $1.4 million for the three months ended June 30, 2008 and provisions credited to operations were $0.2 million for the three months ended June 30, 2007.  Provisions charged to operations for the six months ended June 30, 2008 and 2007 were $1.2 million and $0.1 million, respectively.  Bad debt write-offs, net of recoveries, were $(0.1) million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

3.	Inventories consisted of the following:

	June 30, 2008	December 31, 2007	June 30, 2007
Supplies	$25.5	$24.9	$18.6
Raw materials	46.0	40.6	34.4
Work in process	30.2	21.4	25.5
Finished goods	116.3	73.2	89.1
	218.0	160.1	167.6
LIFO reserve	(67.2)	(53.4)	(62.0)
Inventories, net	$150.8	$106.7	$105.6

In conjunction with the acquisition of Pioneer, we obtained inventories with a fair value of $25.4 million as of August 31, 2007.  Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts, and maintenance parts. Elements of costs in inventories included raw materials, direct labor, and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2008, reflect certain estimates relating to inventory quantities and costs at December 31, 2008. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $67.2 million, $53.4 million and $62.0 million higher than reported at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.

4.
Basic and diluted income per share was computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Computation of Basic Income per Share
Income from continuing operations	$35.5	$21.9	$72.8	$38.5
Income from discontinued operations, net	―	13.7	―	20.2
Net income	$35.5	$35.6	$72.8	$58.7
Basic shares	75.0	73.8	74.8	73.7
Basic income per share:
Income from continuing operations	$0.47	$0.29	$0.97	$0.52
Income from discontinued operations, net	―	0.19	―	0.28
Net income	$0.47	$0.48	$0.97	$0.80
Computation of Diluted Income per Share
Diluted shares:
Basic shares	75.0	73.8	74.8	73.7
Stock-based compensation	0.4	0.4	0.4	0.2
Diluted shares	75.4	74.2	75.2	73.9
Diluted income per share:
Income from continuing operations	$0.47	$0.29	$0.97	$0.52
Income from discontinued operations, net	―	0.19	―	0.27
Net income	$0.47	$0.48	$0.97	$0.79

5.
We are party to various government and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $9.7 million and $7.0 million for the three months ended June 30, 2008 and 2007, respectively, and $14.8 million and $13.1 million for the six months ended June 30, 2008 and 2007, respectively.  Charges to income for investigatory and remedial efforts were material to operating results in 2007 and are expected to be material to operating results in 2008. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $158.5 million at June 30, 2008, $155.6 million at December 31, 2007, and $93.0 million at June 30, 2007, of which $123.5 million, $120.6 million, and $58.0 million were classified as other noncurrent liabilities, respectively.  In conjunction with the acquisition of Pioneer, as of August 31, 2007 we assumed $55.4 million of environmental liabilities associated with their current and past manufacturing operations and former waste disposal sites.

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

6.
Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the six-month periods ended June 30, 2008 and 2007. At June 30, 2008, 154,076 shares remained authorized to be purchased.

7.
We issued 0.6 million shares and less than 0.1 million shares with a total value of $10.8 million and $0.8 million, representing stock options exercised for the six months ended June 30, 2008 and 2007, respectively. In addition, we issued 0.3 million and 0.6 million shares with a total value of $6.5 million and $9.8 million for the six months ended June 30, 2008 and 2007, respectively, in connection with our Contributing Employee Ownership Plan (CEOP).

8.
We define segment results as income (loss) from continuing operations before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales:
Chlor Alkali Products	$312.2	$166.4	$600.5	$321.7
Winchester	116.1	99.8	226.9	200.0
Total sales	$428.3	$266.2	$827.4	$521.7
Income from continuing operations before taxes:
Chlor Alkali Products(1)	$70.4	$55.3	$137.4	$98.5
Winchester	9.5	5.6	19.5	13.7
Corporate/Other:
Pension income (expense)(2)	3.6	(2.0)	8.1	(3.5)
Environmental provision	(9.7)	(7.0)	(14.8)	(13.1)
Other corporate and unallocated costs	(17.4)	(18.2)	(33.9)	(35.9)
Other operating income	0.5	0.2	1.1	0.2
Interest expense	(3.7)	(4.9)	(8.2)	(9.9)
Interest income	1.4	3.1	4.2	6.5
Other income	0.2	0.1	0.3	0.2
Income from continuing operations before taxes	$54.8	$32.2	$113.7	$56.7

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $11.0 million and $12.2 million for the three months ended June 30, 2008 and 2007, respectively, and $19.1 million and $20.3 million for the six months ended June 30, 2008 and 2007, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.  Pension income for the three and six months ended June 30, 2008 included a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL chlor alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

9.
Stock-based compensation granted included stock options, performance stock awards, restricted stock awards, and deferred directors’ compensation.  Stock-based compensation expense totaled $4.3 million and $2.9 million for the three months ended June 30, 2008 and 2007, respectively, and $7.5 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively.

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

10.
We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which was accounted for using the equity method of accounting. The condensed financial positions and results of operations of SunBelt in its entirety were as follows:

100% Basis	June 30, 2008	December 31, 2007	June 30, 2007
Condensed Balance Sheet Data:
Current assets	$45.5	$27.8	$46.7
Noncurrent assets	113.1	109.6	108.2
Current liabilities	21.8	21.1	19.4
Noncurrent liabilities	109.7	109.7	121.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Condensed Income Statement Data:
Sales	$47.3	$47.1	$89.5	$84.2
Gross profit	24.6	27.2	44.5	46.5
Net income	18.9	22.1	33.3	36.0

The amount of cumulative unremitted earnings of SunBelt was $27.1 million at June 30, 2008, $6.6 million at December 31, 2007, and $13.6 million at June 30, 2007. We received distributions from SunBelt totaling $6.4 million and $8.6 million in the six months ended June 30, 2008 and 2007, respectively.  We have not made any contributions in 2008 or 2007.  We received net settlements of advances of $4.9 million and $11.6 million in the six months ended June 30, 2008 and 2007, respectively.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for additional depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours.  Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $1.3 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $2.3 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively.  The operating results from SunBelt included interest expense of $1.1 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively, and $2.2 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $2.2 million and $2.1 million in the three months ended June 30, 2008 and 2007, respectively, and $4.3 million and $4.0 million in the six months ended June 30, 2008 and 2007, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these SunBelt Notes was $60.9 million at June 30, 2008. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

11.
In October 2007, we announced that we were freezing our defined benefit pension plan for salaried and certain non-bargaining hourly employees.  Affected employees were eligible to accrue pension benefits through December 31, 2007, but are not accruing any additional benefits under the plan after that date.  Employee service after December 31, 2007 does count toward meeting the vesting requirements for such pension benefits and the eligibility requirements for commencing a pension benefit, but not toward the calculation of the pension benefit amount.  Compensation earned after 2007 similarly does not count toward the determination of the pension benefit amounts under the defined benefit pension plan.  In lieu of continuing pension benefit accruals for the affected employees under the pension plan, starting in 2008, we provide a contribution to an individual retirement contribution account maintained with the CEOP equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Most of our employees now participate in defined contribution pension plans.  Expenses of the defined contribution pension plans were $2.4 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively, and $5.6 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit (Income) Cost
Service cost	$1.6	$4.7	$0.4	$0.6
Interest cost	25.3	24.5	1.1	1.1
Expected return on plans’ assets	(32.5)	(31.2)	―	—
Amortization of prior service cost	0.4	0.8	(0.1)	(0.3)
Recognized actuarial loss	2.5	9.0	0.8	1.0
Curtailment	0.8	0.5	―	—
Net periodic benefit (income) cost	$(1.9)	$8.3	$2.2	$2.4

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit (Income) Cost
Service cost	$3.3	$9.5	$0.8	$1.2
Interest cost	50.4	48.5	2.2	2.4
Expected return on plans’ assets	(65.2)	(60.8)	―	—
Amortization of prior service cost	0.8	1.8	(0.1)	(0.4)
Recognized actuarial loss	5.0	16.2	1.5	2.1
Curtailment	0.8	0.5	―	—
Net periodic benefit (income) cost	$(4.9)	$15.7	$4.4	$5.3

The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments were allocated to the operating segments based on their respective estimated census data.  Therefore, the allocated portion of net periodic benefit costs for the Metals business of $2.3 million and $4.3 million for the three and six months ended June 30, 2007, respectively, were included in income from discontinued operations.  The allocated portion of other postretirement benefit costs for the Metals business of $1.4 million and $2.6 million for the three and six months ended June 30, 2007, respectively, were included in income from discontinued operations.

In June 2008, we recorded a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL chlor alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  In June 2007, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  The 2007 curtailment charge was included in income from discontinued operations.

We account for our defined benefit pension plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions.”  This model uses an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over a period of time.  Changes in liabilities/assets due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  With the freezing of our defined benefit pension plan for salaried and certain non-bargained hourly employees that became effective January 1, 2008 and the sale of the Metals business, substantially all defined benefit pension plan participants were inactive; therefore, actuarial gains and losses are now being amortized based upon the remaining life expectancy of the inactive plan participants rather than the future service period of the active participants, which was the amortization period used prior to 2008.  At December 31, 2007, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19.0 years; compared to the average remaining service lives of the active employees in the defined benefit pension plan of 10.7 years.

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

We acquired $37.2 million of gross unrecognized tax benefits as part of the Pioneer acquisition, all of which would be a reduction to goodwill, if recognized during 2008.  After adopting SFAS No. 141R, “Business Combinations” (SFAS No. 141R) in 2009, any remaining balance of unrecognized tax benefits would affect our effective tax rate instead of goodwill, if recognized.  The unrecognized tax benefit, net of federal income tax benefit, totaled $36.5 million.  If these tax benefits are not recognized, the result as of June 30, 2008 would have been cash tax payments of $16.3 million.

As of December 31, 2007, we had $51.8 million of gross unrecognized tax benefits (including Pioneer), of which $14.5 million would impact the effective tax rate, if recognized. At June 30, 2008, we had $52.1 million of gross unrecognized tax benefits (including Pioneer), of which $14.9 million would impact the effective tax rate, if recognized.  If these tax benefits are not recognized, the result would be cash tax payments. The change for the six months ended June 30, 2008 related to additional gross unrecognized tax benefits from ongoing income tax audits by various taxing jurisdictions, as well as the expiration of the statute of limitations in foreign jurisdictions.

On July 10, 2006, we finalized a settlement with the Internal Revenue Service (IRS), which included the periods 1996 to 2002 and related primarily to the tax treatment of capital losses generated in 1997.  We made payments of $46.7 million in 2006.  We made payments of $0.6 million in 2007 and expect to make payments of approximately $1.5 million in 2008 to various state and local jurisdictions in conjunction with the IRS settlement.  We have filed both federal and state amended income tax returns for years 2002 and prior to report changes to taxable income per IRS examinations.  Such tax years remain subject to examination to the extent of the changes reported.

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

Our federal income tax returns for 2004 to 2006 are open tax years under statute of limitations.  We file in numerous state and foreign jurisdictions with varying statutes of limitation open from 2003 through 2006 depending on each jurisdiction’s unique statute of limitation.  Pioneer filed income tax returns in the U.S., various states, Canada, and various Canadian provinces.  Pioneer tax returns for the years 2002 and forward are open for examination.  Pioneer is currently under examination by the Canada Revenue Agency for its 2002 through 2004 tax years.  We have been notified by the IRS that it will commence an audit of Pioneer’s 2004 tax year.

As of December 31, 2007, it was reasonably possible that our total amount of unrecognized tax benefits would decrease by approximately $9.0 million over the next twelve months, of which approximately $8.0 million would be a reduction of goodwill.  After adopting SFAS No. 141R in 2009, any remaining balance of unrecognized tax benefits will affect income tax expense instead of goodwill, if recognized.  The reduction primarily relates to settlements with tax authorities and the lapse of federal, state, and foreign statutes of limitation.  The amount remains materially unchanged at June 30, 2008.

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

On March 12, 2008, we announced that, in connection with our plans to streamline our Chlor Alkali Products manufacturing operations in Canada in order to serve our customer base in a more cost effective manner, we would close the acquired Dalhousie, New Brunswick, Canada chlorine, caustic soda, sodium chlorate, and sodium hypochlorite operations.  We substantially completed the closure of the Dalhousie facility by June 30, 2008.  We expect to incur cash expenditures of $3.0 million in 2008 associated with the shutdown, which were previously included in current liabilities on the August 31, 2007 balance sheet.

The following pro forma summary presents the condensed statement of operations as if the acquisition of Pioneer had occurred at the beginning of the period (unaudited):

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Sales	$396.5	$774.4
Income from continuing operations	25.8	48.6
Net income	39.5	68.8
Income from continuing operations per common share:
Basic	$0.35	$0.66
Diluted	0.35	0.66
Net income per common share:
Basic	$0.54	$0.93
Diluted	0.53	0.93

The pro forma statements of operations included an increase to interest expense of $1.6 million and $3.2 million for the three and six months ended June 30, 2007, respectively. This adjustment was calculated assuming that our borrowings of $110 million, at an interest rate of 5.76% at the time of the merger, were outstanding from January 1, 2007.  The pro forma statements of operations used estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information does not reflect any cost savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

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

The Metals business was a reportable segment comprised of principal manufacturing facilities in East Alton, IL and Montpelier, OH.  Metals produced and distributed copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip.  Sales for the Metals business were $572.9 million and $1,083.1 million for the three and six months ended June 30, 2007, respectively.  Intersegment sales for the three and six months ended June 30, 2007 were $26.0 million and $48.8 million, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, and have been eliminated from Metals sales.  In conjunction with the sale of the Metals business, Winchester agreed to purchase the majority of its ammunition cartridge case cups and copper-based strip requirements from Global under a multi-year agreement with pricing, terms, and conditions which approximate market.   As the criteria to treat the related assets and liabilities as “held for sale” were met in the third quarter of 2007, for all periods presented prior to the sale, the related assets and liabilities were classified as “held for sale,” and the results of operations from the Metals business have been reclassified as discontinued operations.

The major classes of assets and liabilities of the Metals business included in assets “held for sale” in the Condensed Balance Sheet were as follows:

June 30, 2007
Receivables	$229.9
Inventories	136.0
Other current assets	9.8
Current assets of discontinued operations	375.7
Property, plant, and equipment	226.0
Other assets	96.5
Assets of discontinued operations	698.2
Accounts payable	(144.8)
Accrued liabilities	(41.8)
Current liabilities of discontinued operations	(186.6)
Liabilities of discontinued operations	(2.7)
Net assets held for sale	$508.9

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

15.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS No. 159), which permitted an entity to measure certain financial assets and liabilities at fair value.  The statement’s objective was to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  This statement became effective for fiscal years beginning after November 15, 2007 and was to be applied prospectively.  We adopted the provisions of SFAS No. 159 on January 1, 2008.  As we did not elect to measure existing assets and liabilities at fair value, the adoption of this statement did not have an effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year.  Nonfinancial assets and nonfinancial liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination, and intangible assets and goodwill tested annually for impairment.  We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements. It is expected that the remaining provisions of this statement will not have a material effect on our financial statements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We will evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Condensed Balance Sheet as of June 30, 2008:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$–	$20.5	$–	$20.5
Interest rate swaps	–	6.0	–	6.0
Liabilities
Interest rate swaps	$–	$6.0	$–	$6.0
Commodity forward contracts	5.7	–	–	5.7

Short-term investments

We classified our marketable securities as available-for-sale which were reported at fair market value with unrealized gains and losses included in Accumulated Other Comprehensive Loss, net of applicable taxes.  Fair values for marketable securities are based upon prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities or prices obtained from independent third-party pricing services.  The third-party pricing services employ various models that take into consideration such market-based factors as recent sales, risk-free yield curves, prices of similarly rated bonds, and direct discussions with dealers familiar with these types of securities.

As of June 30, 2008, we held corporate debt securities totaling $26.6 million of par value with a fair value of $20.5 million.  Although we continue to receive and earn interest on these investments at the contractual rates, we recorded an unrealized after-tax loss of $3.7 million ($6.1 million pretax) in Accumulated Other Comprehensive Loss.

We concluded no other than temporary impairment losses occurred as the decline in market value is due to general market conditions.  The AA-rated issuer of these debt securities has, to date, funded all redemptions at par and maintained short-term A1/P2 credit ratings.  Given our current liquidity and capital structure, we have the intent and ability to hold these debt securities until maturity on April 1, 2009.  We will continue to review all investments for other-than-temporary impairment at least quarterly and/or when circumstances or other events indicate that impairment may have occurred.  If the decline in fair value is determined to be other-than-temporary, we would be required to record an impairment charge.

Interest rate swaps

The fair value of the interest rate swaps was included in Other Assets and Long-Term Debt as of June 30, 2008.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations.

Commodity forward contracts

The fair value of the commodity forward contracts was classified in Accrued Liabilities as of June 30, 2008, with unrealized gains and losses included in Accumulated Other Comprehensive Loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of June 30, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

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

Executive Summary

Chlor Alkali Products segment income improved 27% and 39% compared with the three and six months ended June 30, 2007, respectively, which reflects the contributions and synergies from the Pioneer acquisition and improved pricing.  Operating rates in Chlor Alkali Products for the three and six months ended June 30, 2008 were lower than the three and six months ended June 30, 2007 reflecting reduced levels of chlorine demand.  The reduced level of chlorine demand reflected the weakness in most customer groups.  The weakness in chlorine demand led to downward pressure on chlorine prices.

During the six months ended June 30, 2008, demand for caustic soda remained strong.  However, caustic soda supply was constrained because of reduced operating rates driven by weakness in chlorine demand, resulting in a significant supply and demand imbalance for caustic soda.  This imbalance, along with increased freight and energy costs, resulted in unprecedented caustic soda price increase announcements.

On March 12, 2008, we announced that, in connection with our plans to streamline Chlor Alkali manufacturing operations in Canada in order to serve our customer base in a more cost effective manner, we would close the acquired Dalhousie, New Brunswick, Canada chlorine, caustic soda, sodium chlorate, and sodium hypochlorite operations.  We substantially completed the closure of the Dalhousie facility by June 30, 2008.  We expect to incur cash expenditures of $3.0 million in 2008 associated with the shutdown, which were previously included in current liabilities on the August 31, 2007 balance sheet.  This action is expected to generate $8.0 million to $10.0 million of annual pretax savings.

Winchester’s segment income of $9.5 million and $19.5 million for the three and six months ended June 30, 2008, respectively, both represent record earnings for the Winchester business.  Winchester segment income improved 70% and 42% compared with the three and six months ended June 30, 2007, respectively.  Winchester’s results reflected the combination of improved volumes and pricing.

During the six months ended June 30, 2008, the defined benefit pension plan generated approximately breakeven returns.  This level of returns has preserved the over funded position that existed at December 31, 2007.  The 2008 performance reflects the actions taken in 2007 to reduce the defined benefit pension plan’s exposure to equity investments and increase exposure to fixed income investments.

Consolidated Results of Operations

($ in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$428.3	$266.2	$827.4	$521.7
Cost of Goods Sold	347.3	211.9	661.3	418.3
Gross Margin	81.0	54.3	166.1	103.4
Selling and Administration	35.6	32.8	68.9	64.0
Other Operating Income	0.5	0.2	1.1	0.2
Operating Income	45.9	21.7	98.3	39.6
Earnings of Non-consolidated Affiliates	11.0	12.2	19.1	20.3
Interest Expense	3.7	4.9	8.2	9.9
Interest Income	1.4	3.1	4.2	6.5
Other Income	0.2	0.1	0.3	0.2
Income from Continuing Operations before Taxes	54.8	32.2	113.7	56.7
Income Tax Provision	19.3	10.3	40.9	18.2
Income from Continuing Operations	35.5	21.9	72.8	38.5
Income from Discontinued Operations, Net	―	13.7	―	20.2
Net Income	$35.5	$35.6	$72.8	$58.7
Net Income per Common Share:
Basic Income per Common Share:
Income from Continuing Operations	$0.47	$0.29	$0.97	$0.52
Income from Discontinued Operations, Net	―	0.19	―	0.28
Net Income	$0.47	$0.48	$0.97	$0.80
Diluted Income per Common Share:
Income from Continuing Operations	$0.47	$0.29	$0.97	$0.52
Income from Discontinued Operations, Net	―	0.19	―	0.27
Net Income	$0.47	$0.48	$0.97	$0.79

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Sales for the three months ended June 30, 2008 were $428.3 million compared with $266.2 million last year, an increase of $162.1 million, or 61%. Chlor Alkali Products sales increased $145.8 million, or 88%, primarily due to the inclusion of Pioneer sales totaling $138.0 million and higher ECU prices.  The combined Olin and Pioneer ECU netbacks increased 16% compared to the Olin (without Pioneer) ECU netback in the prior year.  Winchester sales were higher by $16.3 million, or 16%, due to increased selling prices and higher volumes.

Gross margin increased $26.7 million, or 49%, over the three months ended June 30, 2007, as a result of improved Chlor Alkali Products gross margin, primarily due to the contribution from Pioneer, and improved Winchester gross margin resulting from higher selling prices and improved volumes.  Gross margin was also positively impacted by the reduction in defined benefit pension expense of $3.9 million, which was partially offset by an increase in defined contribution pension expense of $1.2 million.  Gross margin as a percentage of sales was 19% in 2008 and 20% in 2007.

Selling and administration expenses for the three months ended June 30, 2008 increased $2.8 million from the three months ended June 30, 2007 primarily due to increased expenses associated with the acquired Pioneer operations, net of synergies, of $5.2 million, higher management incentive compensation costs primarily resulting from mark-to-market adjustments on stock-based compensation of $1.0 million, a higher provision for doubtful accounts of $1.1 million, and increased salary and benefit costs of $0.9 million.  These increases were partially offset by decreased defined benefit pension expense of $3.5 million, offset by increased defined contribution pension expense of $0.4 million, and a lower level of legal and legal-related settlement costs of $2.4 million.  Selling and administration expenses as a percentage of sales were 8% in 2008 and 12% in 2007.

Other operating income of $0.5 million for the three months ended June 30, 2008 represented the impact of the gain realized in 2007 on an intangible asset sale in Chlor Alkali Products, which is recognized ratably through March 2012 and the impact of a gain realized on the sale of equipment, which is recognized ratably through June 2009.

The earnings of non-consolidated affiliates were $11.0 million for the three months ended June 30, 2008, a decrease of $1.2 million from $12.2 million for the three months ended June 30, 2007.  Lower volumes at SunBelt were partially offset by higher ECU selling prices in the three months ended June 30, 2008.

Interest expense decreased by $1.2 million from 2007, primarily due to the effect of lower interest rates and capitalizing $0.7 million of interest in 2008 associated with our St. Gabriel Chlor Alkali facility conversion and expansion project.

The lower interest income of $1.7 million for the three months ended June 30, 2008 was due to lower short-term interest rates and lower average cash balances.

The effective tax rate for continuing operations for the three months ended June 30, 2008 included a $0.8 million reduction in expense primarily associated with the expiration of statutes of limitation in foreign jurisdictions.  The effective tax rate for continuing operations for the three months ended June 30, 2008 of 36.7%, which was reduced by the $0.8 million, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits.  The effective tax rate for continuing operations for the three months ended June 30, 2007 included $0.8 million of favorable adjustments related to the resolution of prior period issues.  The effective tax rate for continuing operations for the three months ended June 30, 2007 of 34.5%, which was reduced by the $0.8 million, was lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction, and the utilization of certain state tax credits, which were offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

Income from discontinued operations, net for the three months ended June 30, 2007 was $13.7 million.  The Metals pretax income for the three months ended June 30, 2007 included a LIFO inventory liquidation gain of $7.8 million as part of a Metals inventory reduction program initiated in 2007.  The effective tax rate was 37.4% for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Sales for the six months ended June 30, 2008 were $827.4 million compared with $521.7 million last year, an increase of $305.7 million, or 59%.  Chlor Alkali Products sales increased $278.8 million, or 87%, primarily due to the inclusion of Pioneer sales totaling $265.7 million and higher ECU prices.  The combined Olin and Pioneer ECU netbacks increased 16% compared to the Olin (without Pioneer) ECU netback in the prior year.  Winchester sales were higher by $26.9 million, or 13%, due to increased selling prices and higher volumes.

Gross margin increased $62.7 million, or 61%, over the six months ended June 30, 2007, as a result of improved Chlor Alkali Products gross margin primarily due to the contribution from Pioneer and improved Winchester gross margin from higher selling prices and improved volumes.  Gross margin was also positively impacted by the reduction in defined benefit pension expense of $9.0 million, which was partially offset by an increase in defined contribution pension expense of $3.5 million.  Gross margin as a percentage of sales was 20% in 2008 and 2007.

Selling and administration expenses for the six months ended June 30, 2008 increased $4.9 million from the six months ended June 30, 2007 primarily due to increased expenses associated with the acquired Pioneer operations, net of synergies, of $8.6 million, higher management incentive compensation costs primarily resulting from mark-to-market adjustments on stock-based compensation of $3.5 million, increased consulting costs of $1.4 million, increased salary and benefits costs of $1.3 million, increased recruiting and relocation expense of $0.8 million and a higher provision for doubtful accounts of $0.5 million.  These increases were partially offset by decreased defined benefit pension expense of $6.8 million, offset by increased defined contribution pension expense of $0.8 million, and a lower level of legal and legal-related settlement costs of $5.4 million.  Selling and administration expenses as a percentage of sales were 8% in 2008 and 12% in 2007.

Other operating income of $1.1 million for the six months ended June 30, 2008 represented the gain on the disposition of land associated with a former manufacturing facility, the impact of the gain realized in 2007 on an intangible asset sale in Chlor Alkali Products, which is recognized ratably through March 2012 and the impact of a gain realized on the sale of equipment, which is recognized ratably through June 2009.

The earnings of non-consolidated affiliates were $19.1 million for the six months ended June 30, 2008, a decrease of $1.2 million from $20.3 million for the six months ended June 30, 2007.  Lower volumes at SunBelt were partially offset by higher ECU selling prices in the six months ended June 30, 2008.

Interest expense decreased by $1.7 million from 2007, primarily due to the effect of lower interest rates and capitalizing $1.1 million of interest in 2008 associated with our St. Gabriel Chlor Alkali facility conversion and expansion project.

The lower interest income of $2.3 million in the six months ended June 30, 2008 was due to lower short-term interest rates.

The effective tax rate for continuing operations for the six months ended June 30, 2008 included a $0.6 million reduction in expense primarily associated with the favorable resolution of prior period tax matters.  The effective tax rate for continuing operations for the six months ended June 30, 2008 of 36.5%, which was reduced by the $0.6 million, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits.  The effective tax rate for continuing operations for the six months ended June 30, 2007 included $1.2 million of favorable adjustments related to the resolution of prior period issues.  The effective tax rate for continuing operations for the six months ended June 30, 2007 of 34.2%, which was reduced by the $1.2 million, was lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction, and the utilization of certain state tax credits, offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

Income from discontinued operations, net for the six months ended June 30, 2007 was $20.2 million.  The Metals pretax income for the six months ended June 30, 2007 included a LIFO inventory liquidation gain of $13.1 million as part of a Metals inventory reduction program initiated in 2007.  The effective tax rate was 36.6% for the six months ended June 30, 2007.

Segment Results

We define segment results as income (loss) from continuing operations before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales:
Chlor Alkali Products	$312.2	$166.4	$600.5	$321.7
Winchester	116.1	99.8	226.9	200.0
Total sales	$428.3	$266.2	$827.4	$521.7
Income from continuing operations before taxes:
Chlor Alkali Products(1)	$70.4	$55.3	$137.4	$98.5
Winchester	9.5	5.6	19.5	13.7
Corporate/Other:
Pension income (expense)(2)	3.6	(2.0)	8.1	(3.5)
Environmental provision	(9.7)	(7.0)	(14.8)	(13.1)
Other corporate and unallocated costs	(17.4)	(18.2)	(33.9)	(35.9)
Other operating income	0.5	0.2	1.1	0.2
Interest expense	(3.7)	(4.9)	(8.2)	(9.9)
Interest income	1.4	3.1	4.2	6.5
Other income	0.2	0.1	0.3	0.2
Income from continuing operations before taxes	$54.8	$32.2	$113.7	$56.7

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $11.0 million and $12.2 million for the three months ended June 30, 2008 and 2007, respectively, and $19.1 million and $20.3 million for the six months ended June 30, 2008 and 2007, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.  Pension income for the three and six months ended June 30, 2008 included a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL chlor alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

Chlor Alkali Products

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Chlor Alkali Products’ sales for the three months ended June 30, 2008 were $312.2 million compared to $166.4 million for the three months ended June 30, 2007, an increase of $145.8 million, or 88%.  The acquisition of Pioneer contributed sales of $138.0 million.  Chlor Alkali Products’ sales, excluding Pioneer, increased $7.8 million, or 5%.  The sales increase was due to increased ECU pricing, partially offset by lower volumes.  The combined Olin and Pioneer chlorine and caustic soda ECU netback, excluding SunBelt, was approximately $590 for the three months ended June 30, 2008 compared to approximately $510 for the same period in 2007, which did not include Pioneer.  The combined Olin and Pioneer operating rate for the three months ended June 30, 2008 was 89%, compared to the Olin (without Pioneer) operating rate of 97% for the three months ended June 30, 2007.  The lower operating rate for 2008 resulted primarily from lower chlorine demand.

Chlor Alkali posted segment income of $70.4 million for the three months ended June 30, 2008 (which included $24.3 million of Pioneer income), compared to $55.3 million for the same period in 2007.  The three months ended June 30, 2008 Pioneer income of $24.3 million included the benefit of realized synergies.  Chlor Alkali segment income, excluding Pioneer, was lower in 2008 by $9.2 million, or 17% primarily because of decreased volumes ($8.5 million), higher operating costs ($14.2 million), and lower SunBelt results ($1.3 million), partially offset by increased selling prices ($12.2 million).  Chlor Alkali segment income for the three months ended June 30, 2008 also included a $2.6 million gain from a litigation recovery.  Operating expenses increased primarily due to increases in distribution costs and manufacturing costs, which included higher electricity prices.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Chlor Alkali Products’ sales for the six months ended June 30, 2008 were $600.5 million compared to $321.7 million for the six months ended June 30, 2007, an increase of $278.8 million, or 87%.  The acquisition of Pioneer contributed sales of $265.7 million.  Chlor Alkali Products’ sales, excluding Pioneer, increased $13.1 million, or 4%.  The sales increase was due to increased ECU pricing, partially offset by lower volumes.  The combined Olin and Pioneer chlorine and caustic soda ECU netback, excluding SunBelt, was approximately $585 for the six months ended June 30, 2008 compared to approximately $505 for the same period in 2007, which did not include Pioneer.  The combined Olin and Pioneer operating rate for the six months ended June 30, 2008 was 86%, compared to the Olin (without Pioneer) operating rate of 92% for the six months ended June 30, 2007.  The lower operating rate for 2008 resulted primarily from lower chlorine demand.

Chlor Alkali posted segment income of $137.4 million for the six months ended June 30, 2008 (which included $41.0 million of Pioneer income), compared to $98.5 million for the same period in 2007.  The six months ended June 30, 2008 Pioneer income of $41.0 million included the benefit of realized synergies.  Chlor Alkali segment income, excluding Pioneer, was lower in 2008 by $2.1 million, or 2% primarily because of decreased volumes ($18.2 million), higher operating costs ($11.7 million), and lower SunBelt results ($0.9 million), partially offset by increased selling prices ($26.1 million).  Chlor Alkali segment income for the six months ended June 30, 2008 also included a $2.6 million gain from a litigation recovery.  Operating expenses increased primarily due to increases in distribution costs and manufacturing costs, which included higher electricity prices.

Winchester

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Sales were $116.1 million for the three months ended June 30, 2008 compared to $99.8 million for the three months ended June 30, 2007, an increase of $16.3 million, or 16%.  Sales of ammunition to domestic commercial customers increased $10.6 million primarily due to higher selling prices.  Shipments to law enforcement agencies increased $5.2 million for the three months ended June 30, 2008, while military sales decreased by $4.1 million.  Sales to international customers also increased $3.2 million.

Winchester reported segment income of $9.5 million for the three months ended June 30, 2008 compared to $5.6 million for the three months ended June 30, 2007, an increase of $3.9 million. The increase was due to the impact of higher selling prices and increased volumes ($14.6 million), which were partially offset by increased commodity and other material costs and higher operating costs ($11.0 million).

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Sales were $226.9 million for the six months ended June 30, 2008 compared to $200.0 million for the six months ended June 30, 2007, an increase of $26.9 million, or 13%.  Sales of ammunition to domestic commercial customers increased $11.8 million primarily due to higher selling prices.  Shipments to law enforcement agencies increased $10.1 million for the six months ended June 30, 2008, while military sales remained constant from 2007.  Sales to international customers also increased $4.0 million.

Winchester reported segment income of $19.5 million for the six months ended June 30, 2008 compared to $13.7 million for the six months ended June 30, 2007, an increase of $5.8 million. The increase was due to the impact of higher selling prices and increased volumes ($24.7 million), which were partially offset by increased commodity and other material costs and higher operating costs ($19.1 million).

Corporate/Other

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

For the three months ended June 30, 2008, pension income included in Corporate/Other was $3.6 million compared to pension expense of $2.0 million for the three months ended June 30, 2007. The $5.6 million decrease in corporate pension expense was due to the combination of a 25-basis point increase in the discount rate, the voluntary contribution made to our defined benefit pension plan of $100 million in May 2007, the favorable performance on plan assets in 2007, the benefits of the plan freeze for salary and non-bargained hourly employees, which became effective January 1, 2008, and the increase in the amortization period of actuarial losses.  This decrease was partially offset by a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL chlor alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  On a total company basis, defined benefit pension income for the three months ended June 30, 2008 was $1.9 million compared to defined benefit pension expense of $8.3 million for the three months ended June 30, 2007.  This defined benefit pension cost reduction was partially offset by higher defined contribution pension costs.  Total company defined contribution pension expense for the three months ended June 30, 2008 was $2.4 million compared to $0.8 million for the three months ended June 30, 2007.

For the three months ended June 30, 2008, charges to income for environmental investigatory and remedial activities were $9.7 million compared with $7.0 million in 2007.  This provision relates primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended June 30, 2008, other corporate and unallocated costs were $17.4 million compared with $18.2 million in 2007, a decrease of $0.8 million, or 4%.  Legal and legal-related settlement expenses decreased $2.4 million, partially offset by increased stock-based compensation expense of $1.7 million primarily resulting from mark-to-market adjustments.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

For the six months ended June 30, 2008, pension income included in Corporate/Other was $8.1 million compared to pension expense of $3.5 million for the six months ended June 30, 2007. The $11.6 million decrease in corporate pension expense was due to the combination of a 25-basis point increase in the discount rate, the voluntary contribution made to our defined benefit pension plan of $100 million in May 2007, the favorable performance on plan assets in 2007, the benefits of the plan freeze for salary and non-bargained hourly employees, which became effective January 1, 2008, and the increase in the amortization period of actuarial losses.  This decrease was partially offset by a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL chlor alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  On a total company basis, defined benefit pension income for the six months ended June 30, 2008 was $4.9 million compared to defined benefit pension expense of $15.7 million for the six months ended June 30, 2007.  This defined benefit pension cost reduction was partially offset by higher defined contribution pension costs.  Total company defined contribution pension expense for the six months ended June 30, 2008 was $5.6 million compared to $1.3 million for the six months ended June 30, 2007.

For the six months ended June 30, 2008, charges to income for environmental investigatory and remedial activities were $14.8 million compared with $13.1 million in 2007.  This provision relates primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the six months ended June 30, 2008, other corporate and unallocated costs were $33.9 million compared with $35.9 million in 2007, a decrease of $2.0 million, or 6%.  Legal and legal-related settlement expenses decreased $6.1 million, partially offset by increased stock-based compensation expense of $3.9 million primarily resulting from mark-to-market adjustments.

Outlook

Earnings from continuing operations in the third quarter of 2008 are projected to be in the $0.65 to $0.70 per diluted share range.

Chlor Alkali Products earnings in the third quarter of 2008 are expected to improve compared to the three months ended June 30, 2008, due to higher operating rates and improved ECU netbacks.  The seasonal strength of the industrial bleach business is contributing to the expected higher operating rates.

During the three months ended June 30, 2008, we announced four caustic soda price increases that totaled $410 per ton.  While we do expect caustic soda prices to improve in the third quarter of 2008 compared to the three months ended June 30, 2008, we expect to realize additional benefits from these price increases in the fourth quarter of 2008.  The pricing in many of our caustic soda contracts is based on published market indices.  During the three months ended March 31, 2008, the $80 per ton price increase was not reflected in the published first quarter market indices, causing many customers to not see full implementation until the third quarter of 2008.  Similarly, the most recent $160 per ton price increase was not reflected in the published second quarter market indices, delaying its implementation until the fourth quarter of 2008.  In addition, many of our caustic soda contracts contain provisions that limit the amount of an increase that can be implemented in a specific quarter.  The impact of these limitations will be to delay the implementation of some of the announced caustic soda price increases.  While we have seen improvements in caustic soda pricing during the three months ended June 30, 2008, we have continued to experience weaker chlorine prices.  Chlorine prices declined in the three months ended June 30, 2008 compared to the three months ended March 31, 2008, and we expect the decline to continue through the balance of 2008 and into the first half of 2009.  Taking into account all these issues, we currently expect ECU netbacks in the third quarter of 2008 to improve compared to the second quarter of 2008 and expect continued sequential ECU netback improvement into 2009.

We expect Chlor Alkali Products operating rates in the third quarter of 2008 to improve from the three months ended June 30, 2008 level of 89% to the low-to-mid 90% range.   This improvement is partially due to the seasonal strength of our bleach business.  Third quarter bleach shipments are expected to increase 20% compared to the three months ended June 30, 2008 and over 50% compared to the three months ended March 31, 2008.

Winchester earnings in the third quarter of 2008 are expected to be consistent with earnings experienced in the first two quarters of 2008.

During the three months ended June 30, 2008, Winchester completed the relocation of approximately half of its military packing operations from its East Alton, IL facility to its Oxford, MS facility.  This relocation, which involves approximately 100 employees, is expected to be completed by September 30, 2008 and is expected to generate annual cost savings of approximately $2 million.

For the three months ended June 30, 2008, charges to income for environmental investigatory and remedial activities were $9.7 million.  We expect these expenses for the third and fourth quarters of 2008 to be 30% to 40% lower than this level.  We currently estimate charges to income for environmental investigatory and remedial activities for the full year to be in the $25 million to $30 million range, compared to $37.9 million in 2007.

We believe the 2008 effective tax rate will be in the 35% to 36% range.  The rate reflects the reduction in expense primarily associated with the favorable resolution of prior period tax matters.

Environmental Matters

($ in millions)	June 30, 2008 June 30, 2007

Reserve for Environmental Liabilities:
Beginning Balance	$155.6	$90.8
Charges to Income	14.8	13.1
Remedial and Investigatory Spending	(11.5)	(10.9)
Currency Translation Adjustments	(0.4)	–
Ending Balance	$158.5	$93.0

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2008 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $35 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $2.1 million at June 30, 2008. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.   Charges to income for investigatory and remedial efforts were material to operating results in 2007 and are expected to be material to operating results in 2008 and future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $158.5 million at June 30, 2008, $155.6 million at December 31, 2007, and $93.0 million at June 30, 2007, of which $123.5 million, $120.6 million, and $58.0 million were classified as other noncurrent liabilities, respectively.  As part of the Pioneer acquisition, as of August 31, 2007, we assumed $55.4 million of environmental liabilities associated with their current and past manufacturing operations and former waste disposal sites.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Six Months Ended June 30,
Provided By (Used For) ($ in millions)	2008	2007
Cash used for continuing operations	$(31.5)	$(98.1)
Cash provided by discontinued operations	―	105.7
Net operating activities	(31.5)	7.6
Capital expenditures	(71.5)	(22.2)
Net investing activities	(65.0)	44.6
Net financing activities	(23.1)	(21.5)

Operating Activities

For the six months ended June 30, 2008, cash used for operating activities from continuing operations improved by $66.6 million from 2007 primarily due to the $100.0 million contribution to our defined benefit pension plan made in 2007 and higher earnings in 2008.  These improvements in operating cash flows were offset by increased working capital.  In the six months ended June 30, 2008, working capital increased $117.1 million compared with an increase of $55.0 million in 2007.  Receivables increased from December 31, 2007 by $49.0 million, primarily as a result of increased selling prices in both the Chlor Alkali and Winchester businesses.  Inventories increased from December 31, 2007 by $44.1 million due to a seasonal increase and higher raw material costs in Winchester.  The 2008 cash from operations was also affected by a $27.8 million increase in cash tax payments.

Investing Activities

Capital spending of $71.5 million in the six months ended June 30, 2008 was $49.3 million higher than in the corresponding period in 2007. The increase was primarily due to spending of $37.2 million for the St. Gabriel Chlor Alkali facility conversion and expansion project.  For the total year, we expect our capital spending to be approximately $200 million to $210 million.  We expect depreciation to be in the $70 million range for full-year 2008.

On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars in our Chlor Alkali Products segment that were acquired in 2005 and 2006.  We received proceeds from the sale of $14.8 million.

During the six months ended June 30, 2007, we sold $50.0 million of short-term investments, which were purchased during the six months ended June 30, 2006.

The 2008 decrease in distributions from affiliated companies primarily reflected the impact of SunBelt’s lower operating results and net cash advanced from SunBelt.

Financing Activities

In March 2008, we repaid industrial development and environmental improvement tax exempt bonds, which matured totaling $7.7 million that were issued through the parish of Calcasieu, LA and the town of McIntosh, AL.  In January 2008, we repaid the remaining $2.1 million of the 2.75% Convertible Senior Subordinated Notes due 2027 acquired from Pioneer.

We issued 0.3 million and 0.6 million shares of common stock with a total value of $6.5 million and $9.8 million to the CEOP for the six months ended June 30, 2008 and 2007, respectively.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends. We issued 0.6 million shares and less than 0.1 million shares with a total value of $10.8 million and $0.8 million representing stock options exercised for the six months ended June 30, 2008 and 2007, respectively.

The percent of total debt to total capitalization decreased to 25.6% at June 30, 2008, from 28.1% at December 31, 2007. The decrease was due primarily to the higher shareholders’ equity resulting from the net income for the six months ended June 30, 2008 and a lower level of outstanding debt at June 30, 2008.

In the first two quarters of 2008 and 2007, we paid a quarterly dividend of $0.20 per share. In July 2008, our board of directors declared a dividend of $0.20 per share on our common stock, payable on September 10, 2008 to shareholders of record on August 11, 2008.

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

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as vinyls, urethanes, and pulp and paper. Cash flow from operations is affected by changes in ECU selling prices caused by changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings and cash flow. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $17 million annual change in our revenues and pretax profit when we are operating at full capacity, including the capacity acquired with Pioneer.

As of June 30, 2008, we held corporate debt securities totaling $26.6 million of par value with a fair value of $20.5 million.  Although we continue to receive and earn interest on these investments at the contractual rates, we recorded an unrealized after-tax loss of $3.7 million ($6.1 million pretax) in Accumulated Other Comprehensive Loss.  We concluded no other than temporary impairment losses occurred as the decline in market value is due to general market conditions.  The AA-rated issuer of these debt securities has, to date, funded all redemptions at par and maintained short-term A1/P2 credit ratings.  Given our current liquidity and capital structure, we have the intent and ability to hold these debt securities until maturity on April 1, 2009.

In August 2007, we entered into a $35 million letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of equipment and materials for the St. Gabriel Chlor Alkali facility conversion and expansion project.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced a $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding an additional lending institution.  The credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  At June 30, 2008, we had $194.8 million available under this senior revolving credit facility, because we had issued $45.2 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

At June 30, 2008, we had letters of credit of $76.5 million outstanding, of which $45.2 million were issued under our $240 million senior revolving credit facility.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, workers compensation insurance policies, and plant closure and post-closure obligations.

On July 25, 2007, we established a 364-day Accounts Receivable Facility, renewable annually for five years.  The $100 million Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  As of June 30, 2008, we had nothing drawn under the Accounts Receivable Facility, which expires in July 2012.  At June 30, 2008, we had $100.0 million available under the Accounts Receivable Facility based on eligible trade receivables.  On July 25, 2008, we reduced the Accounts Receivable Facility to $75 million.

Our current debt structure is used to fund our business operations. As of June 30, 2008, we had borrowings of $248.7 million, of which $4.7 million was issued at variable rates. We have entered into interest rate swaps on $101.6 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $6.0 million and are included in Other Assets on the accompanying Condensed Balance Sheets, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness. Commitments from banks under our revolving credit facility and Accounts Receivable Facility are additional sources of liquidity.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. Our guarantee of these notes was $60.9 million at June 30, 2008. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At June 30, 2008, December 31, 2007, and June 30, 2007, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

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

In September 2006, the FASB issued SFAS No. 157.  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value.  This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis has been delayed by one year.  Nonfinancial assets and nonfinancial liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination, and intangible assets and goodwill tested annually for impairment.  We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements. It is expected that the remaining provisions of this statement will not have a material effect on our financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of June 30, 2008, we maintained open positions on futures contracts totaling $80.9 million ($66.4 million at December 31, 2007 and $40.2 million at June 30, 2007). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $8.1 million ($6.6 million at December 31, 2007 and $4.0 million at June 30, 2007) increase in our cost of inventory purchased, which would be partially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations and commitments from banks under our revolving credit facility and our Accounts Receivable Facility are sources of liquidity. As of June 30, 2008, December 31, 2007, and June 30, 2007, we had long-term borrowings of $248.7 million, $259.0 million, and $250.8 million, respectively, of which $4.7 million at June 30, 2008 and December 31, 2007 and $2.9 million at June 30, 2007, were issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $101.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. In all cases, the underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

Assuming no changes in the $106.3 million of variable-rate debt levels from December 31, 2007, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2007 would impact interest expense by $1.1 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of June 30, 2008:

Underlying Debt Instrument	Swap Amount	Date of Swap	June 30, 2008 Floating Rate
	($ in millions)
9.125%, due 2011	$50.0	December 2001	6.598%
9.125%, due 2011	$25.0	March 2002	5.75-6.75%	(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.625 % to 6.75%, due 2008-2017	$21.1	March 2002	2.89%
	$5.5	March 2002	3.03%

(a)           Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $0.9 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)       Not applicable.

(b)       Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	—	N/A	—
May 1-31, 2008	—	N/A	—
June 1-30, 2008	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through June 30, 2008, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 24, 2008.  Of the 74,610,462 shares of Common Stock entitled to vote at such meeting, 64,968,421 shares were present for purposes of a quorum.  At the meeting, shareholders elected to the Board of Directors Richard A. Rompala and Joseph D. Rupp as Class II directors with terms expiring in 2011.  The terms of office of the following directors continued after the Annual Meeting of Shareholders:  Donald W. Bogus, C. Robert Bunch, Randall W. Larrimore, John M. B. O’Connor, Anthony W. Ruggiero, and Philip J. Schulz.  Mr. Ruggiero resigned effective June 30, 2008.  Votes cast for and votes withheld in the election of Directors were as follows:

	Votes For	Votes Withheld
Richard M. Rompala	62,484,921	2,483,500

Joseph D. Rupp	62,380,789	2,587,632

There were no abstentions or broker nonvotes.

The shareholders ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Corporation for 2008.  Voting for the resolution ratifying the appointment were 63,707,092 shares.  Voting against were 987,575 shares.  Abstaining were 273,754 shares.  There were no broker nonvotes.

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

Date: July 28, 2008

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer