Form 10-Q
period 2008-09-30
OLIN CORP
filed 2008-10-27
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, 76,883,897 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2008		December 31, 2007	September 30, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents		$200.2	$306.0	$42.1
Short-Term Investments		—	26.6	26.6
Receivables, Net		264.4	202.0	234.2
Inventories		146.1	106.7	114.0
Current Deferred Income Taxes		1.5	15.0	18.9
Other Current Assets		18.4	14.7	31.2
Current Assets of Discontinued Operations		―	―	385.7
Total Current Assets		630.6	671.0	852.7
Property, Plant and Equipment (less Accumulated Depreciation of $950.3, $912.6 and $903.1)		592.1	503.6	481.5
Prepaid Pension Costs		160.9	139.7	―
Deferred Income Taxes		45.1	26.3	101.4
Other Assets		66.2	58.9	26.1
Goodwill		303.7	301.9	299.1
Assets of Discontinued Operations		―	―	195.9
Total Assets		$1,798.6	$1,701.4	$1,956.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current Installments of Long-Term Debt	$	―	$9.8	$70.6
Accounts Payable		138.5	150.6	113.4
Income Taxes Payable		2.1	3.1	24.1
Accrued Liabilities		241.1	244.7	222.0
Current Liabilities of Discontinued Operations		―	―	179.9
Total Current Liabilities		381.7	408.2	610.0
Long-Term Debt		249.7	249.2	360.1
Accrued Pension Liability		51.2	50.5	141.6
Other Liabilities		334.4	329.8	314.4
Liabilities of Discontinued Operations		―	―	9.0
Total Liabilities		1,017.0	1,037.7	1,435.1
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share: Authorized, 120.0 Shares;
Issued and Outstanding 76.9, 74.5 and 74.2 Shares		76.9	74.5	74.2
Additional Paid-In Capital		794.4	742.0	736.4
Accumulated Other Comprehensive Loss		(153.5)	(151.2)	(287.0)
Retained Earnings (Accumulated Deficit)		63.8	(1.6)	(2.0)
Total Shareholders’ Equity		781.6	663.7	521.6
Total Liabilities and Shareholders’ Equity		$1,798.6	$1,701.4	$1,956.7

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$502.9	$350.3	$1,330.3	$872.0
Operating Expenses:
Cost of Goods Sold	380.7	281.8	1,042.0	700.1
Selling and Administration	35.6	31.0	104.5	95.0
Other Operating Income	0.4	0.3	1.5	0.5
Operating Income	87.0	37.8	185.3	77.4
Earnings of Non-consolidated Affiliates	12.0	14.1	31.1	34.4
Interest Expense	3.3	6.0	11.5	15.9
Interest Income	1.0	2.7	5.2	9.2
Other (Expense) Income	(26.4)	―	(26.1)	0.2
Income from Continuing Operations before Taxes	70.3	48.6	184.0	105.3
Income Tax Provision	32.6	15.9	73.5	34.1
Income from Continuing Operations	37.7	32.7	110.5	71.2
Discontinued Operations:
Income from Discontinued Operations, Net	―	9.5	―	29.7
Loss on Disposal of Discontinued Operations, Net	―	(125.4)	―	(125.4)
Net Income (Loss)	$37.7	$(83.2)	$110.5	$(24.5)
Net Income (Loss) per Common Share:
Basic Income (Loss) per Common Share:
Income from Continuing Operations	$0.49	$0.44	$1.47	$0.96
Income from Discontinued Operations, Net	―	0.13	―	0.41
Loss on Disposal of Discontinued Operations, Net	—	(1.69)	—	(1.70)
Net Income (Loss)	$0.49	$(1.12)	$1.47	$(0.33)
Diluted Income (Loss) per Common Share:
Income from Continuing Operations	$0.49	$0.44	$1.46	$0.96
Income from Discontinued Operations, Net	―	0.12	―	0.40
Loss on Disposal of Discontinued Operations, Net	—	(1.68)	—	(1.69)
Net Income (Loss)	$0.49	$(1.12)	$1.46	$(0.33)
Dividends per Common Share	$0.20	$0.20	$0.60	$0.60
Average Common Shares Outstanding:
Basic	76.3	74.1	75.4	73.8
Diluted	76.7	74.6	75.7	74.2

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at January 1, 2007	73.3	$73.3	$721.6	$(318.5)	$66.9	$543.3
Comprehensive Income:
Net Loss	―	―	―	―	(24.5)	(24.5)
Translation Adjustment	―	―	―	0.8	―	0.8
Net Unrealized Gain	―	―	―	8.1	―	8.1
Amortization of Prior Service Costs and Actuarial Losses, Net	―	―	―	22.6	―	22.6
Comprehensive Income						7.0
Dividends Paid:
Common Stock ($0.60 per share)	―	―	―	―	(44.3)	(44.3)
Common Stock Issued for:
Stock Options Exercised	0.1	0.1	1.4	―	―	1.5
Employee Benefit Plans	0.7	0.7	12.2	―	―	12.9
Other Transactions	0.1	0.1	1.8	―	―	1.9
Stock-Based Compensation	―	―	(0.6)	―	―	(0.6)
Cumulative Effect of Accounting Change	―	―	―	―	(0.1)	(0.1)
Balance at September 30, 2007	74.2	$74.2	$736.4	$(287.0)	$(2.0)	$521.6
Balance at January 1, 2008	74.5	$74.5	$742.0	$(151.2)	$(1.6)	$663.7
Comprehensive Income:
Net Income	―	―	―	―	110.5	110.5
Translation Adjustment	―	―	―	(0.6)	―	(0.6)
Net Unrealized Loss	―	―	―	(8.8)	―	(8.8)
Amortization of Prior Service Costs and Actuarial Losses, Net	―	―	―	7.1	―	7.1
Comprehensive Income						108.2
Dividends Paid:
Common Stock ($0.60 per share)	―	―	―	―	(45.1)	(45.1)
Common Stock Issued for:
Stock Options Exercised	1.8	1.8	36.3	―	―	38.1
Employee Benefit Plans	0.5	0.5	10.8	―	―	11.3
Other Transactions	0.1	0.1	2.0	―	―	2.1
Stock-Based Compensation	―	―	3.3	―	―	3.3
Balance at September 30, 2008	76.9	$76.9	$794.4	$(153.5)	$63.8	$781.6

 The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net Income (Loss)	$110.5	$(24.5)
Loss from Discontinued Operations, Net	―	95.7
Adjustments to Reconcile Net Income (Loss) to Net Cash and Cash Equivalents (Used for) Provided by Operating Activities:
Earnings of Non-consolidated Affiliates	(31.1)	(34.4)
Stock-Based Compensation	4.9	4.4
Depreciation and Amortization	52.2	31.2
Deferred Income Taxes	(6.1)	29.5
Qualified Pension Plan Contribution	―	(100.0)
Qualified Pension Plan (Income) Expense	(11.0)	18.0
Impairment of Investment in Corporate Debt Securities	26.6	—
Common Stock Issued under Employee Benefit Plans	3.4	2.6
Change in:
Receivables	(60.9)	(39.6)
Inventories	(39.7)	(5.8)
Other Current Assets	(3.7)	(9.4)
Accounts Payable and Accrued Liabilities	(42.3)	(6.1)
Income Taxes Payable	(8.2)	9.2
Other Assets	1.6	4.8
Other Noncurrent Liabilities	11.1	26.7
Other Operating Activities	(7.8)	6.4
Cash (Used for) Provided by Continuing Operations	(0.5)	8.7
Discontinued Operations:
Income from Discontinued Operations, Net	―	29.7
Operating Activities from Discontinued Operations	―	70.8
Cash Provided by Discontinued Operations	―	100.5
Net Operating Activities	(0.5)	109.2
Investing Activities
Capital Expenditures	(123.4)	(40.1)
Business Acquired through Purchase Transaction	―	(426.1)
Cash Acquired through Business Acquisition	―	126.4
Proceeds from Disposition of Property, Plant and Equipment	0.5	0.3
Proceeds from Sale of Short-Term Investments	―	50.0
Proceeds from Sale/Leaseback of Equipment	―	14.8
Distributions from Affiliated Companies, Net	20.9	24.5
Other Investing Activities	(0.6)	0.7
Cash Used for Continuing Operations	(102.6)	(249.5)
Investing Activities from Discontinued Operations	―	(12.2)
Net Investing Activities	(102.6)	(261.7)
Financing Activities
Long-Term Debt:
Borrowings	—	30.0
Repayments	(9.8)	(1.7)
Issuance of Common Stock	7.9	10.3
Stock Options Exercised	38.1	1.5
Excess Tax Benefits from Stock Options Exercised	6.2	0.6
Dividends Paid	(45.1)	(44.3)
Deferred Debt Issuance Costs	—	(1.6)
Net Financing Activities	(2.7)	(5.2)
Net Decrease in Cash and Cash Equivalents	(105.8)	(157.7)
Cash and Cash Equivalents, Beginning of Period	306.0	199.8
Cash and Cash Equivalents, End of Period	$200.2	$42.1
Cash Paid for Interest and Income Taxes:
Interest	$8.7	$9.4
Income Taxes, Net of Refunds	$60.8	$17.9

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

On August 31, 2007, we acquired Pioneer Companies, Inc. (Pioneer), whose earnings were included in the accompanying financial statements since the date of acquisition.

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies, and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications were made to prior year amounts to conform to the 2008 presentation.

2.	Allowance for doubtful accounts receivable consisted of the following:

	Nine Months Ended September 30,
	2008	2007
Balance at beginning of year	$3.0	$2.7
Provisions charged (credited)	2.9	(0.5)
Write-offs, net of recoveries	0.1	(0.3)
Pioneer acquisition	(1.5)	1.4
Currency translation adjustments	(0.1)	—
Balance at end of period	$4.4	$3.3

Provisions charged to operations for the three months ended September 30, 2008 were $1.7 million.  Provisions credited to operations for the three months ended September 30, 2007 were $0.6 million.

3.	Inventories consisted of the following:

	September 30, 2008	December 31, 2007	September 30, 2007
Supplies	$25.3	$24.9	$29.2
Raw materials	53.2	40.6	40.2
Work in process	31.9	21.4	22.9
Finished goods	104.7	73.2	84.2
	215.1	160.1	176.5
LIFO reserve	(69.0)	(53.4)	(62.5)
Inventories, net	$146.1	$106.7	$114.0

In conjunction with the acquisition of Pioneer, we obtained inventories with a fair value of $25.1 million as of August 31, 2007.  Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts, and maintenance parts. Elements of costs in inventories included raw materials, direct labor, and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2008, reflect certain estimates relating to inventory quantities and costs at December 31, 2008. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $69.0 million, $53.4 million and $62.5 million higher than reported at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.

4.
Basic and diluted income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Computation of Basic Income (Loss) per Share
Income from continuing operations	$37.7	$32.7	$110.5	$71.2
Discontinued operations:
Income from discontinued operations, net	—	9.5	—	29.7
Loss on disposal of discontinued operations, net	—	(125.4)	—	(125.4)
Net income (loss)	$37.7	$(83.2)	$110.5	$(24.5)
Basic shares	76.3	74.1	75.4	73.8
Basic income (loss) per share:
Income from continuing operations	$0.49	$0.44	$1.47	$0.96
Income from discontinued operations, net	—	0.13	—	0.41
Loss on disposal of discontinued operations, net	—	(1.69)	—	(1.70)
Net income (loss)	$0.49	$(1.12)	$1.47	$(0.33)
Computation of Diluted Income (Loss) per Share
Diluted shares:
Basic shares	76.3	74.1	75.4	73.8
Stock-based compensation	0.4	0.5	0.3	0.4
Diluted shares	76.7	74.6	75.7	74.2
Diluted income (loss) per share:
Income from continuing operations	$0.49	$0.44	$1.46	$0.96
Income from discontinued operations, net	—	0.12	—	0.40
Loss on disposal of discontinued operations, net	—	(1.68)	—	(1.69)
Net income (loss)	$0.49	$(1.12)	$1.46	$(0.33)

5.
We are party to various government and private environmental actions associated with past manufacturing operations and former waste disposal sites. Environmental provisions charged to income amounted to $6.4 million and $16.2 million for the three months ended September 30, 2008 and 2007, respectively, and $21.2 million and $29.3 million for the nine months ended September 30, 2008 and 2007, respectively.  Charges to income for investigatory and remedial efforts were material to operating results in 2007 and have been material to operating results in 2008. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $161.1 million at September 30, 2008, $155.6 million at December 31, 2007, and $137.0 million at September 30, 2007, of which $126.1 million, $120.6 million, and $102.0 million were classified as other noncurrent liabilities, respectively.  In conjunction with the acquisition of Pioneer, as of August 31, 2007 we assumed $57.5 million of environmental liabilities associated with their current and past manufacturing operations and former waste disposal sites.

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

6.
Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the nine-month periods ended September 30, 2008 and 2007. At September 30, 2008, 154,076 shares remained authorized to be purchased.

7.
We issued 1.8 million shares and 0.1 million shares with a total value of $38.1 million and $1.5 million, representing stock options exercised for the nine months ended September 30, 2008 and 2007, respectively. In addition, we issued 0.5 million and 0.7 million shares with a total value of $11.3 million and $12.9 million for the nine months ended September 30, 2008 and 2007, respectively, in connection with our Contributing Employee Ownership Plan (CEOP).

8.
We define segment results as income (loss) from continuing operations before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales:
Chlor Alkali Products	$362.1	$221.3	$962.6	$543.0
Winchester	140.8	129.0	367.7	329.0
Total sales	$502.9	$350.3	$1,330.3	$872.0
Income from continuing operations before taxes:
Chlor Alkali Products(1)	$103.6	$70.7	$241.0	$169.2
Winchester	9.8	10.0	29.3	23.7
Corporate/Other:
Pension income (expense)(2)	5.2	(0.6)	13.3	(4.1)
Environmental provision	(6.4)	(16.2)	(21.2)	(29.3)
Other corporate and unallocated costs	(13.6)	(12.3)	(47.5)	(48.2)
Other operating income	0.4	0.3	1.5	0.5
Interest expense	(3.3)	(6.0)	(11.5)	(15.9)
Interest income	1.0	2.7	5.2	9.2
Other (expense) income(3)	(26.4)	―	(26.1)	0.2
Income from continuing operations before taxes	$70.3	$48.6	$184.0	$105.3

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $12.0 million and $14.1 million for the three months ended September 30, 2008 and 2007, respectively, and $31.1 million and $34.4 million for the nine months ended September 30, 2008 and 2007, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.  Pension income for the nine months ended September 30, 2008 included a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL chlor alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

(3)
Other (expense) income for the three and nine months ended September 30, 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit was recognized during the period for the impairment loss.

9.
Stock-based compensation granted included stock options, performance stock awards, restricted stock awards, and deferred directors’ compensation.  Stock-based compensation expense totaled $0.4 million and $3.2 million for the three months ended September 30, 2008 and 2007, respectively, and $7.9 million and $7.3 million for the nine months ended September 30, 2008 and 2007, respectively.

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

10.
We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which was accounted for using the equity method of accounting. The condensed financial positions and results of operations of SunBelt in its entirety were as follows:

100% Basis	September 30, 2008	December 31, 2007	September 30, 2007
Condensed Balance Sheet Data:
Current assets	$41.6	$27.8	$47.3
Noncurrent assets	112.1	109.6	108.6
Current liabilities	20.3	21.1	23.1
Noncurrent liabilities	109.8	109.7	121.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Condensed Income Statement Data:
Sales	$47.0	$51.9	$136.5	$136.1
Gross profit	25.4	30.5	69.9	77.0
Net income	20.3	25.1	53.6	61.1

The amount of cumulative unremitted earnings of SunBelt was $23.6 million, $6.6 million and $10.9 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. We received distributions from SunBelt totaling $18.3 million and $22.5 million in the nine months ended September 30, 2008 and 2007, respectively.  We have not made any contributions in 2008 or 2007.  We received net settlements of advances of $20.9 million and $24.5 million in the nine months ended September 30, 2008 and 2007, respectively.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for additional depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours.  Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $1.0 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively, and $3.3 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively.  The operating results from SunBelt included interest expense of $1.1 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively, and $3.3 million and $3.6 million for the nine months ended September 30, 2008 and 2007, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $2.2 million in the three months ended September 30, 2008 and 2007, and $6.5 million and $6.2 million in the nine months ended September 30, 2008 and 2007, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these SunBelt Notes was $60.9 million at September 30, 2008. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

11.
In October 2007, we announced that we were freezing our defined benefit pension plan for salaried and certain non-bargaining hourly employees.  Affected employees were eligible to accrue pension benefits through December 31, 2007, but are not accruing any additional benefits under the plan after that date.  Employee service after December 31, 2007 does count toward meeting the vesting requirements for such pension benefits and the eligibility requirements for commencing a pension benefit, but not toward the calculation of the pension benefit amount.  Compensation earned after 2007 similarly does not count toward the determination of the pension benefit amounts under the defined benefit pension plan.  In lieu of continuing pension benefit accruals for the affected employees under the pension plan, starting in 2008, we provide a contribution to an individual retirement contribution account maintained with the CEOP equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Most of our employees now participate in defined contribution pension plans.  Expenses of the defined contribution pension plans were $2.8 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively, and $8.7 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit (Income) Cost
Service cost	$1.7	$4.7	$0.2	$0.6
Interest cost	25.2	24.2	0.8	1.3
Expected return on plans’ assets	(32.6)	(31.5)	—	―
Amortization of prior service cost	0.4	1.0	—	(0.1)
Recognized actuarial loss	2.4	8.0	0.5	1.1
Curtailment	—	6.6	—	―
Net periodic benefit (income) cost	$(2.9)	$13.0	$1.5	$2.9

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit (Income) Cost
Service cost	$5.0	$14.2	$1.0	$1.9
Interest cost	75.6	72.7	3.0	3.9
Expected return on plans’ assets	(97.8)	(92.3)	—	―
Amortization of prior service cost	1.2	2.8	(0.1)	(0.4)
Recognized actuarial loss	7.4	24.2	2.0	3.3
Curtailment	0.8	7.1	—	―
Net periodic benefit (income) cost	$(7.8)	$28.7	$5.9	$8.7

The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments were allocated to the operating segments based on their respective estimated census data.  Therefore, the allocated portion of net periodic benefit costs for the Metals business of $2.1 million and $6.4 million for the three and nine months ended September 30, 2007, respectively, were included in income from discontinued operations.  The allocated portion of other postretirement benefit costs for the Metals business of $1.2 million and $3.8 million for the three and nine months ended September 30, 2007, respectively, were included in income from discontinued operations.

In June 2008, we recorded a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL chlor alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  In September 2007, we recorded a curtailment charge of $6.6 million related to the sale of the Metals business which was included in the loss on disposal of discontinued operations.  In June 2007, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  The June 2007 curtailment charge was included in income from discontinued operations.

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

During the three months ended September 30, 2008, we favorably resolved $7.6 million of Pioneer unrecognized tax benefits associated with certain tax audits, which was recorded as a reduction in goodwill.  We acquired $30.1 million of gross unrecognized tax benefits as part of the Pioneer acquisition, all of which would be a reduction to goodwill, if recognized during 2008.  The unrecognized tax benefit, net of federal income tax benefit, totaled $29.4 million.  If these tax benefits are not recognized, the result as of September 30, 2008 would have been cash tax payments of $8.4 million.  After adopting SFAS No. 141R, “Business Combinations” (SFAS No. 141R) in 2009, any remaining balance of unrecognized tax benefits would affect our effective tax rate instead of goodwill, if recognized.

As of September 30, 2008, we had $51.1 million of gross unrecognized tax benefits (including Pioneer), of which $21.0 million would impact the effective tax rate, if recognized.  After adopting SFAS No. 141R, in 2009, the entire gross unrecognized tax benefit would affect our effective tax rate instead of goodwill, if recognized.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at December 31, 2007	$51.8
Increase for prior year tax positions	1.3
Decrease for prior year tax positions	(0.7)
Acquired from Pioneer	(7.6)
Increase for current year tax positions	7.2
Reductions due to statute of limitations	(0.9)
Balance at September 30, 2008	$51.1

As of September 30, 2008, it was reasonably possible that our total amount of unrecognized tax benefits would decrease by approximately $4.8 million over the next twelve months.  The reduction primarily relates to settlements with tax authorities and the lapse of federal, state, and foreign statutes of limitation.

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

Our federal income tax returns for 2004 to 2007 are open tax years under statute of limitations.  We file in numerous state and foreign jurisdictions with varying statutes of limitation open from 2003 through 2007 depending on each jurisdiction’s unique statute of limitation.  Pioneer filed income tax returns in the U.S., various states, Canada, and various Canadian provinces.  Pioneer tax returns for the years 2002 and forward are open for examination.  Pioneer is currently under examination by the Canada Revenue Agency for its 2002 through 2004 tax years.  We have been notified by the IRS that it will commence an audit of Pioneer’s 2006 tax year.

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

We finalized our purchase price allocation during the three months ended September 30, 2008.  The adjustments to the purchase price allocation were primarily the result of finalizing estimates for environmental expenditures to investigate and remediate known sites and asset retirement obligations, partially offset by a resolution of certain tax audit issues.  These adjustments resulted in an increase in goodwill of $1.8 million.  The following table summarizes the final allocation of the purchase price to Pioneer’s assets and liabilities:

August 31, 2007
Total current assets	$222.7
Property, plant and equipment	238.1
Other assets	30.1
Goodwill	303.7
Total assets acquired	794.6
Total current liabilities	(73.9)
Long-term debt	(147.7)
Deferred income taxes	(15.0)
Other liabilities	(131.9)
Total liabilities assumed	(368.5)
Net assets acquired	$426.1

Included in total current assets is cash and cash equivalents of $126.4 million.  Included in other liabilities are liabilities for future environmental expenditures to investigate and remediate known sites of $57.5 million, liabilities for unrecognized tax benefits of $29.6 million, accrued pension and postretirement liabilities of $15.0 million, asset retirement obligations of $22.0 million and other liabilities of $7.8 million.

On March 12, 2008, we announced that, in connection with our plans to streamline our Chlor Alkali Products manufacturing operations in Canada in order to serve our customer base in a more cost effective manner, we would close the acquired Dalhousie, New Brunswick, Canada chlorine, caustic soda, sodium chlorate, and sodium hypochlorite operations.  We substantially completed the closure of the Dalhousie facility by June 30, 2008.  We expect to incur cash expenditures of $2.5 million in 2008 associated with the shutdown, which were previously included in current liabilities on the August 31, 2007 balance sheet.

The following pro forma summary presents the condensed statement of operations as if the acquisition of Pioneer had occurred at the beginning of the period (unaudited):

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Sales	$445.8	$1,220.2
Income from continuing operations	41.3	89.9
Net loss	(74.6)	(5.8)
Income from continuing operations per common share:
Basic	$0.56	$1.22
Diluted	0.55	1.21
Net loss per common share:
Basic	$(1.01)	$(0.08)
Diluted	(1.00)	(0.08)

The pro forma statements of operations included an increase to interest expense of $1.1 million and $4.3 million for the three and nine months ended September 30, 2007, respectively. This adjustment was calculated assuming that our borrowings of $110 million, at an interest rate of 5.76% at the time of the merger, were outstanding from January 1, 2007.  The pro forma statements of operations used estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information does not reflect any cost savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

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

The Metals business was a reportable segment comprised of principal manufacturing facilities in East Alton, IL and Montpelier, OH.  Metals produced and distributed copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip.  Sales for the Metals business were $521.8 million and $1,604.9 million for the three and nine months ended September 30, 2007, respectively.  Intersegment sales for the three and nine months ended September 30, 2007 were $20.2 million and $69.0 million, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, and have been eliminated from Metals sales.  In conjunction with the sale of the Metals business, Winchester agreed to purchase the majority of its ammunition cartridge case cups and copper-based strip requirements from Global under a multi-year agreement with pricing, terms, and conditions which approximate market.   As the criteria to treat the related assets and liabilities as “held for sale” were met in the third quarter of 2007, for all periods presented prior to the sale, the related assets and liabilities were classified as “held for sale,” and the results of operations from the Metals business have been reclassified as discontinued operations.

The major classes of assets and liabilities of the Metals business included in assets “held for sale” in the Condensed Balance Sheet were as follows:

September 30, 2007
Receivables	$224.0
Inventories	150.0
Other current assets	11.7
Current assets of discontinued operations	385.7
Property, plant, and equipment	188.0
Other assets	7.9
Assets of discontinued operations	195.9
Accounts payable	(141.4)
Accrued liabilities	(38.5)
Current liabilities of discontinued operations	(179.9)
Liabilities of discontinued operations	(9.0)
Net assets held for sale	$392.7

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

In October 2008, the FASB issued FASB Staff Position SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (SFAS No. 157-3).  This position clarifies the application of FASB No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This position was effective for us on September 30, 2008.  The adoption of this position did not have an effect on our financial statements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We will evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Condensed Balance Sheet as of September 30, 2008:

	Fair Value Measurements
	Level 1		Level 2	Level 3		Total
Assets
Short-term investments		$—	$—		$—	$—
Interest rate swaps		―	7.0		―	7.0
Liabilities
Interest rate swaps	$	―	$7.0	$	―	$7.0
Commodity forward contracts		11.5	―		―	11.5

Short-term investments

We classified our marketable securities as available-for-sale which were reported at fair market value.  Unrealized gains and losses, to the extent such losses are considered temporary in nature, are included in Accumulated Other Comprehensive Loss, net of applicable taxes.  At such time as the decline in fair market value and the related unrealized loss is determined to be a result of impairment of the underlying instrument, the loss is recorded as a charge to earnings.  Fair values for marketable securities are based upon prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities or prices obtained from independent third-party pricing services.  The third-party pricing services employ various models that take into consideration such market-based factors as recent sales, risk-free yield curves, prices of similarly rated bonds, and direct discussions with dealers familiar with these types of securities.

As of June 30, 2008, we held corporate debt securities totaling $26.6 million of par value with a fair value of $20.5 million.  For the three months ended June 30, 2008, a temporary unrealized after-tax loss of $3.7 million ($6.1 million pretax) was recorded in Accumulated Other Comprehensive Loss.   As of June 30, 2008, we concluded no other-than-temporary impairment losses had occurred.  The AA-rated issuer of these debt securities had funded all redemptions at par and maintained short-term A1/P2 credit ratings.  We entered into this structured investment vehicle in March 2006 as part of an approved cash management portfolio.  Given our liquidity and capital structure, we had the ability to hold these debt securities until maturity on April 1, 2009.

Through September 30, 2008, the issuer of these debt securities had continued to fund all redemptions at par but was downgraded to short-term A3/P2 credit ratings.  On October 1, 2008, the issuer of these debt securities announced it would cease trading and appoint a receiver as a result of financial market turmoil.  The decline in the market value of the assets supporting these debt securities negatively impacted the liquidity of the issuer.  On October 1, subsequent to the issuer’s announcement, the Moody’s rating for these debt securities was downgraded from A3 to Ca.

As of September 30, 2008, we continued to hold corporate debt securities totaling $26.6 million of par value.  We determined that these debt securities had no fair market value due to the actions taken by the issuer, turmoil in the financial markets, the lack of liquidity of the issuer, and the lack of trading in these debt securities.  These factors have led management to believe the recovery of the asset value, if any, is highly unlikely.

Because of the unlikelihood that these debt securities will recover in value, we recorded an after-tax impairment loss of $26.6 million in Other (Expense) Income for the three months ended September 30, 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit was recognized during the period for the impairment loss.

Interest rate swaps

The fair value of the interest rate swaps was included in Other Assets and Long-Term Debt as of September 30, 2008.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations.

Commodity forward contracts

The fair value of the commodity forward contracts was classified in Accrued Liabilities as of September 30, 2008, with unrealized gains and losses included in Accumulated Other Comprehensive Loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of September 30, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

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

Executive Summary

Chlor Alkali Products segment income improved 47% and 42% compared with the three and nine months ended September 30, 2007, respectively, which reflects the contributions and synergies from the Pioneer acquisition and improved pricing.  Operating rates in Chlor Alkali Products for the three and nine months ended September 30, 2008 were negatively impacted by hurricane-related outages at our St. Gabriel, LA facility and our SunBelt joint venture.

During the nine months ended September 30, 2008, demand for caustic soda remained strong.  However, caustic soda supply was constrained because of reduced operating rates driven by weakness in chlorine demand, resulting in a significant supply and demand imbalance for caustic soda.  This imbalance, along with increased freight and energy costs, resulted in unprecedented caustic soda price increase announcements.

On March 12, 2008, we announced that, in connection with our plans to streamline Chlor Alkali manufacturing operations in Canada in order to serve our customer base in a more cost effective manner, we would close the acquired Dalhousie, New Brunswick, Canada chlorine, caustic soda, sodium chlorate, and sodium hypochlorite operations.  We substantially completed the closure of the Dalhousie facility by June 30, 2008.  We expect to incur cash expenditures of $2.5 million in 2008 associated with the shutdown, which were previously included in current liabilities on the Pioneer acquisition balance sheet.  This action is expected to generate $8.0 million to $10.0 million of annual pretax savings.

Winchester segment income was $9.8 million and $29.3 million for the three and nine months ended September 30, 2008, respectively.  Winchester segment income for the nine months ended September 30, 2008, which represented record earnings for the Winchester business, improved 24% compared with the prior year.  Winchester’s results for the nine months ended September 30, 2008, reflected the combination of improved pricing and increased volumes.

For the three months ended September 30, 2008, other (expense) income included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.  On October 1, 2008, the issuer of these debt securities announced it would cease trading and appoint a receiver as a result of financial market turmoil.  The decline in the market value of the assets supporting these debt securities negatively impacted the liquidity of the issuer.  We determined that these debt securities had no fair market value due to the actions taken by the issuer, turmoil in the financial markets, the lack of liquidity of the issuer, and the lack of trading in these debt securities.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit was recognized during the period for the impairment loss.  Previously, at June 30, 2008, a temporary unrealized after-tax loss for these corporate debt securities of $3.7 million ($6.1 million pretax) was recorded in accumulated other comprehensive loss.

For the nine months ended September 30, 2008, the defined benefit pension plan’s investment portfolio declined by approximately 8%.  The decline reflected the weakness in the domestic and international equity markets and interest rate increases that reduced the value of fixed income investments.  During the same period, interest rates on corporate bonds, used to determine the defined benefit pension plan’s liability discount rate, have increased resulting in an estimated 125-basis point increase in the discount rate.  The combination of the plan’s investment performance and the change in the discount rate have preserved the over funded position that existed at December 31, 2007.

Consolidated Results of Operations

($ in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$502.9	$350.3	$1,330.3	$872.0
Cost of Goods Sold	380.7	281.8	1,042.0	700.1
Gross Margin	122.2	68.5	288.3	171.9
Selling and Administration	35.6	31.0	104.5	95.0
Other Operating Income	0.4	0.3	1.5	0.5
Operating Income	87.0	37.8	185.3	77.4
Earnings of Non-consolidated Affiliates	12.0	14.1	31.1	34.4
Interest Expense	3.3	6.0	11.5	15.9
Interest Income	1.0	2.7	5.2	9.2
Other (Expense) Income	(26.4)	―	(26.1)	0.2
Income from Continuing Operations before Taxes	70.3	48.6	184.0	105.3
Income Tax Provision	32.6	15.9	73.5	34.1
Income from Continuing Operations	37.7	32.7	110.5	71.2
Discontinued Operations:
Income from Discontinued Operations, Net	―	9.5	―	29.7
Loss on Disposal of Discontinued Operations, Net	—	(125.4)	—	(125.4)
Net Income (Loss)	$37.7	$(83.2)	$110.5	$(24.5)
Net Income (Loss) per Common Share:
Basic Income (Loss) per Common Share:
Income from Continuing Operations	$0.49	$0.44	$1.47	$0.96
Income from Discontinued Operations, Net	―	0.13	―	0.41
Loss on Disposal of Discontinued Operations, Net	—	(1.69)	—	(1.70)
Net Income (Loss)	$0.49	$(1.12)	$1.47	$(0.33)
Diluted Income (Loss) per Common Share:
Income from Continuing Operations	$0.49	$0.44	$1.46	$0.96
Income from Discontinued Operations, Net	―	0.12	―	0.40
Loss on Disposal of Discontinued Operations, Net	—	(1.68)	—	(1.69)
Net Income (Loss)	$0.49	$(1.12)	$1.46	$(0.33)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Sales for the three months ended September 30, 2008 were $502.9 million compared with $350.3 million last year, an increase of $152.6 million, or 44%. Chlor Alkali Products sales increased $140.8 million, or 64%, primarily due to higher ECU prices and increased Pioneer sales of $110.3 million.  The combined Olin and Pioneer ECU netbacks increased 20% compared to the ECU netback in the prior year, which included Pioneer for September only.  Winchester sales were higher by $11.8 million, or 9%, primarily due to increased selling prices and higher volumes to law enforcement customers.

Gross margin increased $53.7 million, or 78%, over the three months ended September 30, 2007, as a result of improved Chlor Alkali Products gross margin, primarily due to higher ECU prices and the contribution from Pioneer.  Gross margin was also positively impacted by decreased environmental costs in 2008 of $9.8 million primarily associated with a charge in the prior year related to costs at a former waste disposal site based on revised remediation estimates resulting from negotiations with a government agency and the reduction in defined benefit pension expense of $4.4 million, which was partially offset by an increase in defined contribution pension expense of $1.7 million.  Gross margin as a percentage of sales was 24% in 2008 and 20% in 2007.

Selling and administration expenses for the three months ended September 30, 2008 increased $4.6 million from the three months ended September 30, 2007 primarily due to increased expenses associated with the acquired Pioneer operations, net of synergies, of $3.1 million, a higher level of legal and legal-related settlement costs of $3.4 million, a higher provision for doubtful customer accounts receivable of $2.1 million, increased consulting costs of $0.5 million and increased expenses arising from certain non-income tax audits of $0.5 million.  These increases were partially offset by lower management incentive compensation costs of $3.3 million primarily resulting from lower mark-to-market adjustments on stock-based compensation and decreased defined benefit pension expense of $2.8 million, partially offset by increased defined contribution pension expense of $0.5 million.  Selling and administration expenses as a percentage of sales were 7% in 2008 and 9% in 2007.

Other operating income of $0.4 million for the three months ended September 30, 2008 represented the impact of the gain realized in 2007 on an intangible asset sale in Chlor Alkali Products, which is recognized ratably through March 2012 and the impact of a gain realized on the sale of equipment, which is recognized ratably through June 2009.

The earnings of non-consolidated affiliates were $12.0 million for the three months ended September 30, 2008, a decrease of $2.1 million from $14.1 million for the three months ended September 30, 2007.  Lower volumes at SunBelt due to a production outage caused by the impact of Hurricane Ike on its customers were partially offset by higher ECU selling prices in the three months ended September 30, 2008.

Interest expense decreased by $2.7 million from 2007, primarily due to the effect of higher borrowings in 2007 related to the Pioneer acquisition and capitalizing $1.2 million of interest in 2008 associated with our St. Gabriel, LA Chlor Alkali facility conversion and expansion project.

The lower interest income of $1.7 million for the three months ended September 30, 2008 was due to lower short-term interest rates.

Other (expense) income for the three months ended September 30, 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.

The effective tax rate for continuing operations for the three months ended September 30, 2008 included expense of $10.4 million for a valuation allowance applied against the deferred tax benefit resulting from the $26.6 million capital loss carryforward generated from the impairment of corporate debt securities.  The effective tax rate for continuing operations for the three months ended September 30, 2008 also included a $2.5 million reduction in expense primarily associated with the finalization of the 2007 income tax returns, which resulted in an increased benefit for the domestic manufacturing deduction.  The effective tax rate for continuing operations for the three months ended September 30, 2008 of 35.1%, which was increased by the affect of these two items of $7.9 million, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits.  The effective tax rate for continuing operations for the three months ended September 30, 2007 of 32.7% was lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction, and the utilization of certain state tax credits, which were offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

Income from discontinued operations, net for the three months ended September 30, 2007, was $9.5 million.  The Metals pretax income for the three months ended September 30, 2007 included a LIFO inventory liquidation gain of $8.9 million as part of a Metals inventory reduction program initiated in 2007.  The effective tax rate was 35.9% for the three months ended September 30, 2007.

Loss on disposal of discontinued operations, net for the three months ended September 30, 2007, was $125.4 million.  Based on the September 30, 2007 Metals assets held for sale, we recognized a pretax loss of $151.8 million offset by a $26.4 million income tax benefit.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Sales for the nine months ended September 30, 2008 were $1,330.3 million compared with $872.0 million last year, an increase of $458.3 million, or 53%.   Chlor Alkali Products sales increased $419.6 million, or 77%, primarily due to the inclusion of Pioneer sales totaling $376.0 million and higher ECU prices.  The combined Olin and Pioneer ECU netbacks increased 17% compared to the ECU netback in the prior year, which included Pioneer for September only.  Winchester sales were higher by $38.7 million, or 12%, due to increased selling prices and higher volumes to law enforcement customers.

Gross margin increased $116.4 million, or 68%, over the nine months ended September 30, 2007, as a result of improved Chlor Alkali Products gross margin primarily due to the contribution from Pioneer and improved Winchester gross margin from higher selling prices and improved volumes.  Gross margin was also positively impacted by decreased environmental costs in 2008 of $8.1 million primarily associated with a charge in the prior year related to costs at a former waste disposal site based on revised remediation estimates resulting from negotiations with a government agency and the reduction in defined benefit pension expense of $13.4 million, which was partially offset by an increase in defined contribution pension expense of $5.8 million.  Gross margin as a percentage of sales was 22% in 2008 and 20% in 2007.

Selling and administration expenses for the nine months ended September 30, 2008 increased $9.5 million from the nine months ended September 30, 2007 primarily due to increased expenses associated with the acquired Pioneer operations, net of synergies, of $11.9 million, increased consulting costs of $2.7 million, increased salary and benefits costs of $2.5 million, and a higher provision for doubtful customer accounts receivable of $2.7 million.  These increases were partially offset by decreased defined benefit pension expense of $9.6 million, partially offset by increased defined contribution pension expense of $1.0 million, and a lower level of legal and legal-related settlement costs of $2.1 million.  Selling and administration expenses as a percentage of sales were 8% in 2008 and 11% in 2007.

Other operating income of $1.5 million for the nine months ended September 30, 2008 represented the gain on the disposition of land associated with a former manufacturing facility, the impact of the gain realized in 2007 on an intangible asset sale in Chlor Alkali Products, which is recognized ratably through March 2012 and the impact of a gain realized on the sale of equipment, which is recognized ratably through June 2009.

The earnings of non-consolidated affiliates were $31.1 million for the nine months ended September 30, 2008, a decrease of $3.3 million from $34.4 million for the nine months ended September 30, 2007.  Lower volumes at SunBelt due to a production outage caused by the impact of Hurricane Ike on its customers were partially offset by higher ECU selling prices in the nine months ended September 30, 2008.

Interest expense decreased by $4.4 million from 2007, primarily due to the effect of higher borrowings in 2007 related to the Pioneer acquisition and capitalizing $2.2 million of interest in 2008 associated with our St. Gabriel, LA Chlor Alkali facility conversion and expansion project.

The lower interest income of $4.0 million in the nine months ended September 30, 2008 was due to lower short-term interest rates.

Other (expense) income for the nine months ended September 30, 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.

The effective tax rate for continuing operations for the nine months ended September 30, 2008 included expense of $10.4 million for a valuation allowance applied against the deferred tax benefit resulting from the $26.6 million capital loss carryforward generated from the impairment of corporate debt securities.  The effective tax rate for continuing operations for the nine months ended September 30, 2008 also included a $2.5 million reduction in expense primarily associated with the finalization of the 2007 income tax returns, which resulted in an increased benefit for the domestic manufacturing deduction.  The effective tax rate for continuing operations for the nine months ended September 30, 2008 of 35.7%, which was increased by the affect of these two items of $7.9 million, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits.   The effective tax rate for continuing operations for the nine months ended September 30, 2007 of 32.4% was lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction, and the utilization of certain state tax credits, offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

Income from discontinued operations, net for the nine months ended September 30, 2007, was $29.7 million.  The Metals pretax income for the nine months ended September 30, 2007 included a LIFO inventory liquidation gain of $22.0 million as part of a Metals inventory reduction program initiated in 2007.  The effective tax rate was 36.3% for the nine months ended September 30, 2007.

Loss on disposal of discontinued operations, net for the nine months ended September 30, 2007, was $125.4 million.  Based on the September 30, 2007 Metals assets held for sale, we recognized a pretax loss of $151.8 million offset by a $26.4 million income tax benefit.

Segment Results

We define segment results as income (loss) from continuing operations before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales:
Chlor Alkali Products	$362.1	$221.3	$962.6	$543.0
Winchester	140.8	129.0	367.7	329.0
Total sales	$502.9	$350.3	$1,330.3	$872.0
Income from continuing operations before taxes:
Chlor Alkali Products(1)	$103.6	$70.7	$241.0	$169.2
Winchester	9.8	10.0	29.3	23.7
Corporate/Other:
Pension income (expense)(2)	5.2	(0.6)	13.3	(4.1)
Environmental provision	(6.4)	(16.2)	(21.2)	(29.3)
Other corporate and unallocated costs	(13.6)	(12.3)	(47.5)	(48.2)
Other operating income	0.4	0.3	1.5	0.5
Interest expense	(3.3)	(6.0)	(11.5)	(15.9)
Interest income	1.0	2.7	5.2	9.2
Other (expense) income(3)	(26.4)	―	(26.1)	0.2
Income from continuing operations before taxes	$70.3	$48.6	$184.0	$105.3

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $12.0 million and $14.1 million for the three months ended September 30, 2008 and 2007, respectively, and $31.1 million and $34.4 million for the nine months ended September 30, 2008 and 2007, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.  Pension income for the nine months ended September 30, 2008 included a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL chlor alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

(3)
Other (expense) income for the three and nine months ended September 30, 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit was recognized during the period for the impairment loss.

Chlor Alkali Products

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Chlor Alkali Products’ sales for the three months ended September 30, 2008 were $362.1 million compared to $221.3 million for the three months ended September 30, 2007, an increase of $140.8 million, or 64%.  The acquisition of Pioneer contributed to an increase in sales of $110.3 million.  Chlor Alkali Products’ sales, excluding Pioneer, increased $30.5 million, or 17%.  The sales increase was due to increased ECU pricing, partially offset by lower volumes.  The combined Olin and Pioneer chlorine and caustic soda ECU netback, excluding SunBelt, was approximately $660 for the three months ended September 30, 2008 compared to approximately $550 for the same period in 2007, which included Pioneer for September only.  Freight costs included in the ECU netback increased by 27% in the three months ended September 30, 2008 compared to same period in the prior year.  The combined Olin and Pioneer operating rate for the three months ended September 30, 2008 was 89%, compared to the operating rate of 97% for the three months ended September 30, 2007.  The operating rate for 2008 was negatively affected by two hurricanes, which caused production and customer outages and disruptions to the transportation system.  During the three months ended September 30, 2007, we were building inventory to support our customers during a planned ten-day maintenance outage at our McIntosh, AL facility, including the SunBelt facility, and shorter outages at four other facilities in the fourth quarter of 2007.

Chlor Alkali posted segment income of $103.6 million for the three months ended September 30, 2008 compared to $70.7 million for the same period in 2007.  Chlor Alkali segment income included Pioneer income of $31.7 million and $8.3 million for the three months ended September 30, 2008 and 2007, respectively.  Chlor Alkali segment income, excluding Pioneer, was higher in 2008 by $9.5 million, or 15%, primarily because of increased selling prices ($32.2 million), partially offset by decreased volumes ($4.1 million), higher operating costs ($16.1 million), and lower SunBelt results ($2.4 million).  Operating expenses increased primarily due to increases in distribution costs and manufacturing costs, which included higher electricity prices.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Chlor Alkali Products’ sales for the nine months ended September 30, 2008 were $962.6 million compared to $543.0 million for the nine months ended September 30, 2007, an increase of $419.6 million, or 77%.  The acquisition of Pioneer contributed to an increase in sales of $376.0 million.  Chlor Alkali Products’ sales, excluding Pioneer, increased $43.6 million, or 9%.  The sales increase was due to increased ECU pricing, partially offset by lower volumes.  The combined Olin and Pioneer chlorine and caustic soda ECU netback, excluding SunBelt, was approximately $610 for the nine months ended September 30, 2008 compared to approximately $520 for the same period in 2007, which included Pioneer for September only.  Freight costs included in the ECU netback increased by 30% in the nine months ended September 30, 2008 compared to same period in the prior year.  The combined Olin and Pioneer operating rate for the nine months ended September 30, 2008 was 87%, compared to the operating rate of 94% for the nine months ended September 30, 2007.  The lower operating rate for 2008 resulted from lower chlorine demand and was negatively affected by two hurricanes, which caused production and customer outages and disruptions to the transportation system.

Chlor Alkali posted segment income of $241.0 million for the nine months ended September 30, 2008 compared to $169.2 million for the same period in 2007.  Chlor Alkali segment income included Pioneer income of $72.7 million and $8.3 million for the nine months ended September 30, 2008 and 2007, respectively.  Chlor Alkali segment income, excluding Pioneer, was higher in 2008 by $7.4 million, or 5%, primarily because of increased selling prices ($58.2 million), partially offset by decreased volumes ($22.3 million), higher operating costs ($27.4 million), and lower SunBelt results ($3.3 million).  Chlor Alkali segment income for the nine months ended September 30, 2008 also included a $2.6 million gain from a litigation recovery.  Operating expenses increased primarily due to increases in distribution costs and manufacturing costs, which included higher electricity prices.

Winchester

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Sales were $140.8 million for the three months ended September 30, 2008 compared to $129.0 million for the three months ended September 30, 2007, an increase of $11.8 million, or 9%.  Shipments to law enforcement agencies increased $5.9 million for the three months ended September 30, 2008 compared to the same period in 2007.  Sales of ammunition to domestic commercial customers increased $2.4 million primarily due to higher selling prices.  Shipments to international commercial customers and military customers increased $1.6 million and $0.7 million, respectively.

Winchester reported segment income of $9.8 million for the three months ended September 30, 2008 compared to $10.0 million for the three months ended September 30, 2007, a decrease of $0.2 million. The decrease was due to increased commodity and other material costs and higher operating costs ($15.2 million) and lower volumes primarily with commercial customers ($4.8 million), which were primarily offset by the impact of higher selling prices and increased volumes to law enforcement agencies ($19.5 million).

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Sales were $367.7 million for the nine months ended September 30, 2008 compared to $329.0 million for the nine months ended September 30, 2007, an increase of $38.7 million, or 12%.  Shipments to law enforcement agencies increased $16.0 million for the nine months ended September 30, 2008 compared to the same period in 2007.  Sales of ammunition to domestic commercial customers increased $14.2 million primarily due to higher selling prices.  Shipments to international commercial customers and military customers increased $5.6 million and $0.4 million, respectively.

Winchester reported segment income of $29.3 million for the nine months ended September 30, 2008 compared to $23.7 million for the nine months ended September 30, 2007, an increase of $5.6 million. The increase was due to the impact of higher selling prices and increased volumes ($39.4 million), which were partially offset by increased commodity and other material costs and higher operating costs ($34.2 million).

Corporate/Other

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

For the three months ended September 30, 2008, pension income included in Corporate/Other was $5.2 million compared to pension expense of $0.6 million for the three months ended September 30, 2007. The $5.8 million decrease in corporate pension expense was due to the combination of a required 25-basis point increase in the discount rate, the $100 million voluntary contribution made to our defined benefit pension plan in May 2007, the favorable performance on plan assets in 2007, the benefits of the plan freeze for salary and non-bargained hourly employees, which became effective January 1, 2008, and the increase in the amortization period of actuarial losses.

On a total company basis, defined benefit pension income for the three months ended September 30, 2008 was $2.9 million compared to defined benefit pension expense of $13.0 million for the three months ended September 30, 2007.  The decrease in total company pension expense reflected a curtailment charge of $6.6 million for the three months ended September 30, 2007 resulting from the sale of the Metals business which was included in the loss on disposal of discontinued operations.  This defined benefit pension cost reduction was partially offset by higher defined contribution pension costs.  Total company defined contribution pension expense for the three months ended September 30, 2008 was $2.8 million compared to $0.6 million for the three months ended September 30, 2007.

For the three months ended September 30, 2008, charges to income for environmental investigatory and remedial activities were $6.4 million compared with $16.2 million in 2007.  This provision related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.  The decrease of $9.8 million was primarily due to a $7.8 million charge in the prior year related to costs at a former waste disposal site based on revised remediation estimates resulting from negotiations with a government agency.

For the three months ended September 30, 2008, other corporate and unallocated costs were $13.6 million compared with $12.3 million in 2007, an increase of $1.3 million, or 11%.  Increased legal and legal-related settlement expenses of $3.0 million, higher asset retirement obligation charges of $0.4 million, and increased expenses arising from certain non-income tax audits of $0.4 million were partially offset by decreased stock-based compensation expense of $3.3 million primarily resulting from lower mark-to-market adjustments.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, pension income included in Corporate/Other was $13.3 million compared to pension expense of $4.1 million for the nine months ended September 30, 2007. The $17.4 million decrease in corporate pension expense was due to the combination of a required 25-basis point increase in the discount rate, the $100 million voluntary contribution made to our defined benefit pension plan in May 2007, the favorable performance on plan assets in 2007, the benefits of the plan freeze for salary and non-bargained hourly employees, which became effective January 1, 2008, and the increase in the amortization period of actuarial losses.  This decrease was partially offset by a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL chlor alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

On a total company basis, defined benefit pension income for the nine months ended September 30, 2008 was $7.8 million compared to defined benefit pension expense of $28.7 million for the nine months ended September 30, 2007.  The decrease in total company pension expense reflected curtailment charges of $7.1 million for the nine months ended September 30, 2007 relating to the Metals business which was included in discontinued operations.  This defined benefit pension cost reduction was partially offset by higher defined contribution pension costs.  Total company defined contribution pension expense for the nine months ended September 30, 2008 was $8.7 million compared to $1.9 million for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, charges to income for environmental investigatory and remedial activities were $21.2 million compared with $29.3 million in 2007.  This provision related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.  The decrease of $8.1 million was primarily due to a $7.8 million charge in the prior year related to costs at a former waste disposal site based on revised remediation estimates resulting from negotiations with a government agency.

For the nine months ended September 30, 2008, other corporate and unallocated costs were $47.5 million compared with $48.2 million in 2007, a decrease of $0.7 million, or 1%.  Legal and legal-related settlement expenses decreased $3.0 million, partially offset by higher asset retirement obligation charges of $1.3 million and increased expenses arising from certain non-income tax audits of $0.7 million.

Outlook

Earnings from continuing operations in the fourth quarter of 2008 are projected to be in the $0.65 per diluted share range.

Chlor Alkali Products earnings in the fourth quarter of 2008 are expected to improve compared to last year, due to improved ECU netbacks partially offset by lower volumes.  The normal seasonal weakness of the industrial bleach business and lower overall economic activity levels are contributing to the expected lower operating rates.  We expect Chlor Alkali Products operating rates in the fourth quarter of 2008 to decline from the three months ended September 30, 2008 level of 89% to the low 80% range.

While we have seen improvements in caustic soda pricing for eight consecutive quarters, we have continued to experience weaker chlorine prices.  Chlorine prices have declined for the last four consecutive quarters and we expect the decline to continue through the balance of 2008 and into the first half of 2009. The impact of the two hurricanes, which caused approximately 75% of North American Chlor Alkali capacity to be shutdown for some period of time, makes it likely that a significant portion of the $130 caustic soda price increase that was announced during the third quarter of 2008 will be realized in our system.  We expect our ECU netbacks in the fourth quarter 2008 to increase from the third quarter, and to continue to increase into the first half of 2009.

Winchester earnings in the fourth quarter of 2008 are expected to be approximately breakeven in this seasonally weak quarter.

Winchester continues to work towards completion of the relocation of its military packing operations from its East Alton, IL facility to its Oxford, MS facility.  This relocation, which involves approximately 100 employees, is now expected to be completed by December 31, 2008 and is expected to generate annual cost savings of approximately $3 million.

We expect the fourth quarter 2008 charges for environmental investigatory and remedial activities will be lower than the fourth quarter of 2007 level of $8.6 million.  We currently estimate charges to income for environmental investigatory and remedial activities for the full year 2008 will be approximately 25% lower than the full year 2007 charges of $37.9 million.

We believe the 2008 effective tax rate will be in the 39% range.  The effective tax rate includes an expense of $10.4 million as we are currently unable to utilize the capital loss resulting from the impairment of the corporate debt securities. The effective tax rate for 2008 also includes a $2.5 million reduction in expense primarily associated with the finalization of the 2007 income tax returns, which resulted in an increased benefit for the domestic manufacturing deduction.

Environmental Matters

($ in millions)	September 30,
	2008	2007
Reserve for Environmental Liabilities:
Balance at Beginning of Year	$155.6	$90.8
Charges to Income	21.2	29.3
Remedial and Investigatory Spending	(16.8)	(19.6)
Pioneer Acquisition	2.1	36.5
Currency Translation Adjustments	(1.0)	―
Balance at End of Period	$161.1	$137.0

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2008 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $25 million range. Expected spending for investigatory and remedial efforts in 2008 is lower than previously estimated by $10 million primarily due to delayed regulatory approvals which effectively deferred spending into future periods.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $2.0 million at September 30, 2008. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.   Charges to income for investigatory and remedial efforts were material to operating results in 2007 and have been material to operating results in 2008 and are expected to be material to operating results in future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $161.1 million at September 30, 2008, $155.6 million at December 31, 2007, and $137.0 million at September 30, 2007, of which $126.1 million, $120.6 million, and $102.0 million were classified as other noncurrent liabilities, respectively.  As part of the Pioneer acquisition, as of August 31, 2007, we assumed $57.5 million of environmental liabilities associated with their current and past manufacturing operations and former waste disposal sites.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
Provided By (Used For) ($ in millions)	2008		2007
Qualified pension plan contribution	$	―	$(100.0)
Cash (used for) provided by continuing operations		(0.5)	8.7
Cash provided by discontinued operations		―	100.5
Net operating activities		(0.5)	109.2
Capital expenditures		(123.4)	(40.1)
Business acquired through purchase transaction		―	(426.1)
Cash acquired through business acquisition		―	126.4
Net investing activities		(102.6)	(261.7)
Net financing activities		(2.7)	(5.2)

Operating Activities

For the nine months ended September 30, 2008, cash used for operating activities from continuing operations increased by $9.2 million from 2007 primarily due to increased working capital.  In the nine months ended September 30, 2008, working capital increased $154.8 million compared with an increase of $51.7 million in 2007.  Receivables increased from December 31, 2007 by $60.9 million, primarily as a result of increased selling prices in both the Chlor Alkali and Winchester businesses.  Our days sales outstanding decreased by approximately four days from prior year.  Inventories increased from December 31, 2007 by $39.7 million due to a seasonal increase and higher raw material costs in Winchester.  The increase in working capital was partially offset by the $100 million voluntary contribution to our defined benefit pension plan made in 2007 and higher earnings in 2008.  The 2008 cash from operations was also affected by a $42.9 million increase in cash tax payments.

Investing Activities

Capital spending of $123.4 million in the nine months ended September 30, 2008 was $83.3 million higher than in the corresponding period in 2007. The increase was primarily due to spending of $75.8 million for the St. Gabriel, LA Chlor Alkali facility conversion and expansion project.  For the total year, we expect our capital spending to be approximately $190 million to $200 million.  We expect depreciation to be in the $70 million range for full-year 2008.

On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars in our Chlor Alkali Products segment that were acquired in 2005 and 2006.  We received proceeds from the sale of $14.8 million.

On August 31, 2007 we acquired Pioneer and paid cash of $426.1 million.  We also acquired cash of $126.4 million with the Pioneer acquisition.

During the nine months ended September 30, 2007, we sold $50.0 million of short-term investments.

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

We issued 0.5 million and 0.7 million shares of common stock with a total value of $11.3 million and $12.9 million to the CEOP for the nine months ended September 30, 2008 and 2007, respectively.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions and re-invested dividends. We issued 1.8 million shares and 0.1 million shares with a total value of $38.1 million and $1.5 million representing stock options exercised for the nine months ended September 30, 2008 and 2007, respectively.

The percent of total debt to total capitalization decreased to 24.2% at September 30, 2008, from 28.1% at December 31, 2007. The decrease was due primarily to the higher shareholders’ equity resulting from the net income for the nine months ended September 30, 2008 and a lower level of outstanding debt at September 30, 2008.

In the first three quarters of 2008 and 2007, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the nine months ended September 30, 2008 and 2007 were $45.1 million and $44.3 million, respectively.  In October 2008, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 10, 2008 to shareholders of record on November 10, 2008.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations, and short-term borrowings under our revolving credit facility and borrowings under our accounts receivable securitization facility (Accounts Receivable Facility). We also have access to the debt and equity markets.

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

As of September 30, 2008, we held corporate debt securities with a par value of $26.6 million.  On October 1, 2008, the issuer of these debt securities announced it would cease trading and appoint a receiver as a result of financial market turmoil.  The decline in the market value of the assets supporting these debt securities negatively impacted the liquidity of the issuer.  We determined that these debt securities had no fair market value due to the actions taken by the issuer, turmoil in the financial markets, the lack of liquidity of the issuer, and the lack of trading in these debt securities.  Because of the unlikelihood that these debt securities will recover in value, we recorded an after-tax impairment loss of $26.6 million in other (expense) income for the three months ended September 30, 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit was recognized during the period for the impairment loss.

In August 2007, we entered into a $35 million letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of equipment and materials for the St. Gabriel, LA Chlor Alkali facility conversion and expansion project.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced a $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding a new lending institution.  The credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  At September 30, 2008, we had $195.1 million available under this senior revolving credit facility, because we had issued $44.9 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

At September 30, 2008, we had total letters of credit of $58.6 million outstanding, of which $44.9 million were issued under our $240 million senior revolving credit facility.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, workers compensation insurance policies, and plant closure and post-closure obligations.

On July 25, 2007, we established a 364-day Accounts Receivable Facility, renewable annually for five years, which expires in July 2012.  The $75 million Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  As of September 30, 2008, we had nothing drawn under the Accounts Receivable Facility.  At September 30, 2008, we had $75 million available under the Accounts Receivable Facility based on eligible trade receivables.

Our current debt structure is used to fund our business operations. As of September 30, 2008, we had borrowings of $249.7 million, of which $4.7 million was issued at variable rates. We have entered into interest rate swaps on $101.6 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank, N.A., a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $7.0 million and are included in other assets on the accompanying Condensed Balance Sheets, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness. Commitments from banks under our revolving credit facility and Accounts Receivable Facility are additional sources of liquidity.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. Our guarantee of these notes was $60.9 million at September 30, 2008. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At September 30, 2008, December 31, 2007, and September 30, 2007, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

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

In October 2008, the FASB issued SFAS No. 157-3.  This position clarifies the application of FASB No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This position was effective for us on September 30, 2008.  The adoption of this position did not have an effect on our financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2008, we maintained open positions on futures contracts totaling $77.9 million ($66.4 million at December 31, 2007 and $38.8 million at September 30, 2007). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $7.8 million ($6.6 million at December 31, 2007 and $3.9 million at September 30, 2007) increase in our cost of inventory purchased, which would be partially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations and commitments from banks under our revolving credit facility and our Accounts Receivable Facility are sources of liquidity. As of September 30, 2008, December 31, 2007, and September 30, 2007, we had long-term borrowings of $249.7 million, $259.0 million, and $430.7 million, respectively, of which $4.7 million at September 30, 2008 and December 31, 2007 and $34.7 million at September 30, 2007, were issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $101.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is the six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

Assuming no changes in the $106.3 million of variable-rate debt levels from December 31, 2007, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2007 would impact interest expense by $1.1 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of September 30, 2008:

Underlying Debt Instrument	Swap Amount	Date of Swap	September 30, 2008 Floating Rate
	($ in millions)
9.125%, due 2011	$50.0	December 2001	6.598%
9.125%, due 2011	$25.0	March 2002	6.0-8.0%	(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.625 % to 6.75%, due 2016-2017	$21.1	March 2002	2.89%
	$5.5	March 2002	3.03%

(a)           Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $1.6 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	higher-than-expected raw material, energy, transportation, and/or logistics costs;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service; and

•	adverse conditions in the credit market, limiting or preventing our ability to borrow.

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)       Not applicable.

(b)       Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2008	—	N/A	—
August 1-31, 2008	—	N/A	—
September 1-30, 2008	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through September 30, 2008, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information

Amendment and Restatement of the Senior Plan and Supplemental Plan

On October 24, 2008, Olin Corporation adopted amended and restated versions of the Olin Senior Executive Pension Plan (the “Senior Plan”) and the Olin Supplementary and Deferral Benefit Pension Plan (the “Supplemental Plan”) (collectively, the “SERPs”).  As previously disclosed, new benefit accruals under the SERPs were frozen as of December 31, 2007.  The amendment to each SERP primarily provides for changes that are intended to comply with, or secure exemption from, the applicable requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and the applicable Treasury regulations and guidance issued thereunder (“Code Section 409A”).

In summary, the SERPs were amended as follows:

•
The various plan provisions relating to the form and timing of SERP payments and allowable payment elections for active participants were amended to comply with the requirements of Code Section 409A; in particular, the distribution elections for such participants are irrevocable after 2008, with limited exceptions.

•
For SERP participants who are specified employees as defined in Code Section 409A, SERP benefits that are payable upon termination of employment and subject to Code Section 409A may not be paid in the first six months after retirement, but the first six months of benefits will be paid in a lump sum as soon as practicable thereafter.

•
For SERP benefits that are payable upon a change of control and which are subject to Code Section 409A, the change of control definition keying such payment has been modified to be compliant with Code Section 409A.

•
The $100,000 actuarial present value benefit threshold for receiving SERP benefits in a lump sum payment form has been eliminated, and subject to any six-month delay required by Code Section 409A, the lump sum (if elected) shall be payable at retirement (or at age 65 if the participant was not eligible for early retirement).

Subject to the preceding, the benefits, terms and conditions of the SERPs are generally consistent with previous disclosures.  The foregoing description of the Senior Plan is qualified in its entirety by reference to the complete text of the Senior Plan, which is attached hereto as Exhibit 10.1 and incorporated by reference herein.  The foregoing description of the Supplemental Plan is qualified in its entirety by reference to the complete text of the Supplemental Plan, which is attached hereto as Exhibit 10.2 and incorporated by reference herein.

Amendment and Restatement of the Supplemental CEOP

On October 24, 2008, Olin Corporation adopted the amendment and restatement of the Olin Corporation Supplemental Contributing Employee Ownership Plan (the “Supplemental CEOP”).  The amended and restated Supplemental CEOP is intended to comply with the applicable requirements of Code Section 409A, including the form and timing of Supplemental CEOP payments and allowable payment elections for participants.  The benefits, terms and conditions of the Supplemental CEOP are generally consistent with previous disclosures.  The foregoing is qualified in its entirety by reference to the complete text of the Supplemental CEOP, which is attached hereto as Exhibit 10.3 and incorporated by reference herein.

Amendment and Restatement of the Senior MICP

On October 24, 2008, Olin Corporation adopted the amendment and restatement of the Olin Senior Management Incentive Compensation Plan (the “SMICP”).  The amended and restated SMICP is intended to secure exemption from the applicable requirements of Code Section 409A.  The benefits, terms and conditions of the SMICP are generally consistent with previous disclosures.  The foregoing is qualified in its entirety by reference to the complete text of the SMICP, which is attached hereto as Exhibit 10.4 and incorporated by reference herein.

Item 6. Exhibits.

10.1	Olin Senior Executive Pension Plan as amended and restated effective October 24, 2008

10.2	Olin Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008

10.3	Olin Supplemental Contributing Employee Ownership Plan as amended and restated effective October 24, 2008

10.4	Olin Senior Management Incentive Compensation Plan as amended and restated effective October 24, 2008

10.5	Amended and Restated 1997 Stock Plan for Non-employee Directors as amended effective as of October 23, 2008

10.6	Olin Corporation 2000 Long Term Incentive Plan as amended and restated effective October 22, 2008

10.7	Olin Corporation 2003 Long Term Incentive Plan as amended and restated effective October 22, 2008

10.8	Olin Corporation 2006 Long Term Incentive Plan as amended and restated effective October 22, 2008

10.9	2006 Performance Share Program as amended and restated effective October 22, 2008

10.10	Performance Share Program as amended and restated effective October 22, 2008

10.11
First Amendment, dated as of August 28, 2007, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent

10.12
Second Amendment, dated as of November 15, 2007, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent

10.13
Third Amendment, dated as of September 30, 2008, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent

10.14
First Amendment, dated as of August 28, 2007, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent

10.15
Second Amendment, dated as of November 15, 2007, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent

10.16
Third Amendment, dated as of July 23, 2008, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent

10.17
Fourth Amendment, dated as of September 30, 2008, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC, as an investor, Citibank, N.A. as a bank, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI as an investor agent, and Olin Corporation, as collection agent

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

OLIN CORPORATION
(Registrant)

By:	/s/ John E. Fischer
Vice President and Chief Financial Officer (Authorized Officer)

Date: October 27, 2008

EXHIBIT INDEX

Exhibit No.	Description
10.1	Olin Senior Executive Pension Plan as amended and restated effective October 24, 2008

10.2	Olin Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008

10.3	Olin Supplemental Contributing Employee Ownership Plan as amended and restated effective October 24, 2008

10.4	Olin Senior Management Incentive Compensation Plan as amended and restated effective October 24, 2008

10.5	Amended and Restated 1997 Stock Plan for Non-employee Directors as amended effective as of October 23, 2008

10.6	Olin Corporation 2000 Long Term Incentive Plan as amended and restated effective October 22, 2008

10.7	Olin Corporation 2003 Long Term Incentive Plan as amended and restated effective October 22, 2008

10.8	Olin Corporation 2006 Long Term Incentive Plan as amended and restated effective October 22, 2008

10.9	2006 Performance Share Program as amended and restated effective October 22, 2008

10.10	Performance Share Program as amended and restated effective October 22, 2008

10.11
First Amendment, dated as of August 28, 2007, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent

10.12
Second Amendment, dated as of November 15, 2007, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent

10.13
Third Amendment, dated as of September 30, 2008, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent

10.14
First Amendment, dated as of August 28, 2007, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent

10.15
Second Amendment, dated as of November 15, 2007, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent

10.16
Third Amendment, dated as of July 23, 2008, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent

10.17
Fourth Amendment, dated as of September 30, 2008, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC, as an investor, Citibank, N.A. as a bank, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI as an investor agent, and Olin Corporation, as collection agent

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer