Form 10-K
period 2008-12-31
OLIN CORP
filed 2009-02-25
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐    No    ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes    ☐ No    ☒

As of June 30, 2008, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $1,967,437,995 based on the closing sale price as reported on the New York Stock Exchange.

As of January 30, 2009, 77,402,728 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s 2009 Annual Meeting of Shareholders to be held on April 23, 2009	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a manufacturer concentrated in two business segments: Chlor Alkali Products and Winchester®. Chlor Alkali Products manufactures and sells chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 72% of 2008 sales. Winchester products, which represent 28% of 2008 sales, include sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges. See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to a subsidiary of Global Brass and Copper Holdings, Inc. (Global), an affiliate of KPS Capital Partners, LP, a New York-based private equity firm.  The transaction closed on November 19, 2007.  Accordingly, for all periods presented prior to the sale, Metals’ operating results and cash flows are reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively.

On August 31, 2007 we acquired Pioneer Companies, Inc. (Pioneer), whose earnings were included in the accompanying financial statements since the date of acquisition.

GOVERNANCE

We maintain an Internet website at www.olin.com. Our reports on Form 10-K, Form 10-Q, and Form 8-K, as well as amendments to those reports, are available free of charge on our website, as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (SEC). Additionally, a copy of our SEC filings can be obtained at the SEC at their Office of Investor Education and Advocacy at 100 F Street, N.E., Washington, D.C. 20549 or by calling that office of the SEC at 1-800-SEC-0330. Also, a copy of our electronically filed materials can be obtained at www.sec.gov. Our Principles of Corporate Governance, Committee Charters and Code of Conduct are available on our website at www.olin.com in the Governance Section under Governance Documents and Committees or from us by writing to: George Pain, Vice President, General Counsel and Secretary, Olin Corporation, 190 Carondelet Plaza, Suite 1530, Clayton, MO 63105.

In May 2008, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us. Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the North American chlor alkali market. Chlorine and caustic soda are co-produced commercially by the electrolysis of salt. These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The industry refers to this as an Electrochemical Unit or ECU. With a demonstrated capacity as of the end of 2008 of 1.91 million ECUs per year, including 50% of the production from our partnership with PolyOne Corporation (PolyOne), which we refer to as SunBelt, we are the third largest chlor alkali producer, measured by production volume of chlorine and caustic soda, in North America, according to data from Chemical Market Associates, Inc. (CMAI). CMAI is a global petrochemical, plastics and fibers consulting firm established in 1979. Approximately 55% of our caustic soda production is high purity membrane and rayon grade, which, according to CMAI data, normally commands a premium selling price in the market. According to data from CMAI, we are the largest North American producer of industrial bleach, which is manufactured using both chlorine and caustic soda.

Our manufacturing facilities in Augusta, GA; McIntosh, AL; Charleston, TN; St. Gabriel, LA; Henderson, NV; Becancour, Quebec; and a portion of our facility in Niagara Falls, NY are ISO 9002 certified.  In addition, Augusta, GA; McIntosh, AL; Charleston, TN; and Niagara Falls, NY are ISO 14001 certified.  ISO 9000 (which includes ISO 9001 and ISO 9002) and ISO 14000 (which includes ISO 14001) are sets of related international standards on quality assurance and environmental management developed by the International Organization for Standardization to help companies effectively document the quality and environmental management system elements to be implemented to maintain effective quality and environmental management systems. Our facilities in Augusta, GA; McIntosh, AL; Charleston, TN; Niagara Falls, NY; and St. Gabriel, LA have also achieved Star status in the Voluntary Protection Program (VPP) of the Occupational Safety and Health Administration (OSHA). OSHA’s VPP is a program in which companies voluntarily participate that recognizes facilities for their exemplary safety and health programs. Our Augusta, GA; McIntosh, AL; Charleston, TN; and Niagara Falls, NY chlor alkali manufacturing sites and the division headquarters are accredited under the RC 14001 Responsible Care® (RC 14001) standard. Supported by the chemical industry and recognized by government and regulatory agencies, RC 14001 establishes requirements for the management of safety, health, environmental, security, transportation, product stewardship, and stakeholder engagement activities for the business.

Chlorine is used as a raw material in the production of thousands of products for end-uses including vinyls, chlorinated intermediates, isocyanates, and water treatment.  A significant portion of U.S. chlorine production is consumed in the manufacture of ethylene dichloride, or EDC, a precursor for polyvinyl chloride, or PVC. PVC is a plastic used in applications such as vinyl siding, plumbing and automotive parts.  We estimate that approximately 16% of our chlorine produced, including the production from our share of SunBelt, is consumed in the manufacture of EDC.  While much of the chlorine produced in the U.S. is consumed by the producing company to make downstream products, we sell most of the chlorine we produce to third parties in the merchant market.

Caustic soda has a wide variety of end-use applications, the largest of which is in the pulp and paper industry used in the delignification and bleaching portion of the pulping process. Caustic soda is also used in the production of detergents and soaps, alumina and a variety of other inorganic and organic chemicals.

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added. Because chlorine and caustic are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product. Prices for both products respond rapidly to changes in supply and demand. Our ECU netbacks (defined as gross selling price less freight and discounts) averaged approximately $635, $535 and $550 per ECU in 2008, 2007 and 2006, respectively.

Beginning in late 2006, driven by reduced levels of chlorine demand and a series of planned and unplanned plant maintenance outages, chlor alkali plant operating rates for the industry were reduced.  While this allowed chlorine supply to stay balanced, it caused caustic soda demand, which did not experience a decline, to exceed supply.  This led to industry-wide caustic soda price increases.  During the first three quarters of 2008, North American demand for caustic soda remained strong.  However, caustic soda supply continued to be constrained by the weakness in chlorine demand, which caused operating rates to be reduced.  This resulted in a significant supply and demand imbalance for caustic soda in North America.  This imbalance, combined with increased freight and energy costs, resulted in our achieving record levels of caustic soda pricing.  During the fourth quarter of 2008, North American caustic soda demand weakened but less than the decline in chlorine demand.  This caused the caustic soda supply and demand imbalance to continue, which continued to support record levels of caustic soda prices. While we have seen sequential improvements in caustic soda pricing beginning with the fourth quarter of 2006, we have continued to experience weaker chlorine prices.  Chlorine prices have declined quarterly since the third quarter of 2007.

Electricity and salt are the major purchased raw materials for our Chlor Alkali Products segment. Raw materials represent approximately 55% of the total cost of producing an ECU. Electricity is the single largest raw material component in the production of chlor alkali products. During the past five years, we experienced an increase in the cost of electricity from our suppliers due primarily to energy cost increases and regulatory requirements. We are supplied by utilities that primarily utilize coal, hydroelectric, natural gas, and nuclear power. The commodity nature of this industry places an added emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry. We are currently investing in a conversion and expansion project at our St. Gabriel, LA facility which will increase capacity at that location from 197,000 ECUs to 246,000 ECUs and is expected to significantly reduce the site’s manufacturing costs.  We expect to complete this conversion and expansion project during the second quarter of 2009.  In addition, as market demand requires, we believe the design of the SunBelt plant, as well as the new design of the St. Gabriel, LA facility, will enable us to expand capacity cost-effectively at these locations.

We also manufacture and sell other chlor alkali-related products and we recently invested in capacity and product upgrades in some of these areas. These products include chemically processed salt, hydrochloric acid, sodium hypochlorite (bleach), hydrogen, sodium hydrosulfite, and potassium hydroxide.

The following table lists products of our Chlor Alkali Products business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, manufacture of vinyl chloride, bleach, swimming pool chemicals & urethane chemicals	Augusta, GA Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY St. Gabriel, LA	salt, electricity

Sodium hypochlorite (bleach)	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY Santa Fe Springs, CA Tacoma, WA Tracy, CA	chlorine, caustic soda

Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water and wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore and mineral processing	Augusta, GA Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY	chlorine, hydrogen

Potassium hydroxide	Fertilizer manufacturing, soaps, detergents and cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	potassium chloride, electricity

Hydrogen	Fuel source, hydrogen peroxide and hydrochloric acid	Augusta, GA Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY St. Gabriel, LA	salt, electricity

Sodium hydrosulfite	Paper, textile & clay bleaching	Charleston, TN	caustic soda, sulfur dioxide

Strategies

Continued Role as a Preferred Supplier to Merchant Market Customers.    Based on our market research, we believe our Chlor Alkali Products business is viewed as a preferred supplier by our merchant market customers. We will continue to focus on providing quality customer service support and developing relationships with our valued customers.

Pursue Incremental Expansion Opportunities.    We have invested in capacity and product upgrades in our chemically processed salt, hydrochloric acid, bleach, potassium hydroxide and hydrogen businesses. These expansions increase our captive use of chlorine while increasing the sales of these co-products. These niche businesses provide opportunities to upgrade chlorine and caustic to higher value-added applications. We also have the opportunity, when business conditions permit, to pursue incremental expansion through SunBelt and at St. Gabriel, LA after completion of the current conversion and expansion project.

Winchester

Products and Services

Winchester is in its 142nd year of operation and its 78th year as part of Olin. Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries. We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. As an example of our law enforcement business, the Federal Bureau of Investigation (FBI) awarded Winchester a five-year contract in 2007 for bonded pistol ammunition.  Our legendary Winchester® product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, reloading components and industrial cartridges. We believe we are the leading U.S. supplier of small caliber commercial ammunition. As part of our continuous improvement initiatives, our manufacturing facility in Oxford, MS achieved ISO 9001:2000 certification in 2008.  Our manufacturing facility in East Alton, IL had previously achieved ISO 9001:2000 certification in 2006.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors. Winchester has built its business with key high volume mass merchants and specialty sporting goods retailers. We have consistently developed industry-leading ammunition. In 2008, Winchester was named “2008 Ammunition Manufacturer of the Year” by the National Association of Sporting Goods Wholesalers.  In 2007, Winchester® Supreme Elite™ XP3® centerfire rifle product line was honored with the National Rifle Association’s “Golden Bullseye Award” in the ammunition category.  In addition, two Winchester loads were selected by Outdoor Life magazine to receive the “2007 Editor’s Choice” award for new ammunition products:  Winchester® WinLite® Low Recoil Target Loads received the designation in the Target/Wingshooting Shotshell category, while Winchester® Supreme® Partition Gold® .460 S&W was honored in the Handgun ammunition category.  Winchester® WinLite® 20-Gauge Low Recoil Target Load was additionally highlighted in Field & Stream magazine’s “2007 Gear of the Year” feature.

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

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Winchester® sporting ammunition (shot-shells, small caliber centerfire & rimfire ammunition)	Hunters & recreational shooters, law enforcement agencies	East Alton, IL Oxford, MS Geelong, Australia	brass, lead, steel, plastic, propellant, explosives

Small caliber military ammunition	Infantry and mounted weapons	East Alton, IL Oxford, MS	brass, lead, propellant, explosives

Industrial products (8 gauge loads & powder-actuated tool loads)	Maintenance applications in power & concrete industries, powder-actuated tools in construction industry	East Alton, IL Oxford, MS Geelong, Australia	brass, lead, plastic, propellant, explosives

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

INTERNATIONAL OPERATIONS

Our subsidiary, PCI Chemicals Canada Company/Société PCI Chimie Canada, operates one chlor alkali facility in Becancour,  Canada, which sells chlor alkali-related products within Canada and to the United States.  Our subsidiary, Winchester Australia Limited, loads and packs sporting and industrial ammunition in Australia. See the Note “Segment Information” of the Notes to Consolidated Financial Statements in Item 8, for geographic segment data. We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

During 2008, no single customer accounted for more than 8% of sales. Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 3% of sales in 2008. Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales. We sell some of our products, such as caustic soda and sporting ammunition, to a large number of users or distributors, while we sell others, such as chlorine, in substantial quantities to a relatively small number of industrial users. We discuss the customers for each of our two businesses in more detail above under “Products and Services.”

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

BACKLOG

The total amount of contracted backlog was approximately $228.8 million and $128.5 million as of January 31, 2009 and 2008, respectively.  The backlog orders are in our Winchester business.  Backlog is comprised of all open customer orders not yet shipped.  Approximately 85% of contracted backlog as of January 31, 2009 is expected to be filled during 2009.

COMPETITION

We are in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 15.1 million tons of chlorine and 16.0 million tons of caustic soda capacity, account for approximately 20% of worldwide chlor alkali production capacity. According to CMAI,  the Dow Chemical Company (Dow), and the Occidental Chemical Corporation (OxyChem), are the two largest chlor alkali producers in North America.  Approximately 75% of the total North American capacity is located in the U.S. Gulf Coast region.

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

EMPLOYEES

As of December 31, 2008, we had approximately 3,600 employees, with 3,400 working in the United States and 200 working in foreign countries, primarily Canada. Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.

The following labor contracts are scheduled to expire in 2009 or early 2010:

Location	Number of Employees	Expiration Date
Tacoma, WA (Chlor Alkali)	13	December 2009
Henderson, NV (Chlor Alkali)	73	March 2010

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude these labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition, or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were $2.0 million in 2008 and 2007 and $1.8 million in 2006.

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

RAW MATERIALS AND ENERGY

We purchase the major portion of our raw material requirements. The principal basic raw materials for our production of chlor alkali products are salt, electricity, potassium chloride, sulfur dioxide, and hydrogen. A portion of the salt used in our Chlor Alkali Products segment is produced from internal resources. Lead, brass, and propellant are the principal raw materials used in the Winchester business. We typically purchase our electricity, salt, potassium chloride, sulfur dioxide, ammunition cartridge case cups and copper-based strip, and propellants pursuant to multi-year contracts.  We provide additional information with respect to specific raw materials in the tables above under “Products and Services.”

Electricity is the predominant energy source for our manufacturing facilities. Most of our facilities are served by utilities which generate electricity principally from coal, hydroelectric and nuclear power except at St. Gabriel, LA and Henderson, NV which predominantly use natural gas.

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS

In the United States, the establishment and implementation of federal, state and local standards to regulate air, water and land quality affect substantially all of our manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances, and remediation of contaminated sites has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs. Our Canadian facility is governed by federal environmental laws administered by Environment Canada and by provincial environmental laws enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above.  We employ waste minimization and pollution prevention programs at our manufacturing sites and we are a party to various governmental and private environmental actions associated with former waste disposal sites and past manufacturing facilities. Charges or credits to income for investigatory and remedial efforts were material to operating results in the past three years and may be material to net income in future years.

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

Although we do not generally sell a large percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon a healthy economy beyond the United States. Our customers sell their products abroad. As a result, our business is affected by general economic conditions and other factors in Western Europe and most of East Asia, particularly China and Japan, including fluctuations in interest rates, customer demand, labor costs, currency changes, and other factors beyond our control. The demand for our customers’ products, and therefore, our products, is directly affected by such fluctuations. In addition, our customers could decide to move some or all of their production to lower cost, offshore locations, and this could reduce demand in the United States for our products. We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a downturn in the Western European, Asian or world economies, increases in interest rates, or unfavorable currency fluctuations.  Economic conditions in other regions of the world, predominantly Asia and Europe, can increase the amount of caustic soda produced and available for export to North America.  The increased caustic soda supply can put downward pressure on our caustic soda prices, negatively impacting our profitability.

Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly declines in the ECU netback for chlorine and caustic.

Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical and ammunition industries. We experience cycles of fluctuating supply and demand in each of our business segments, particularly in Chlor Alkali Products, which results in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices.  The only significant chlor alkali capacity (over 100,000 annual ECU’s) which became operational during 2008 was at the Shintech facility in Plaquemine, LA. Shintech has also announced capacity increases for 2009 and 2010.  In North America, because Shintech consumes the chlorine it produces, this expansion may result in more caustic soda supply in the market.  Dow has announced the permanent closure in 2009 of their Oyster Creek (Freeport), TX facility.  Another factor influencing demand and pricing for chlorine and caustic soda is the price of natural gas. Higher natural gas prices increase our customers’ and competitors’ manufacturing costs, and depending on the ratio of crude oil to gas prices, could make them less than competitive in world markets; and therefore, may result in reduced demand for our products. Continued expansion offshore, particularly in Asia, will continue to have an impact on the ECU values as imported caustic soda replaces some capacity in the U.S.

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

The nature of our operations and products, including the raw materials we handle, exposes us to the risk of liabilities or claims with respect to environmental matters.  In addition, we are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  We have incurred, and expect to incur, significant costs and capital expenditures in complying with environmental laws and regulations.

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

Under Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158), we recorded an after-tax charge of $99.4 million ($162.7 million pretax) to Shareholders’ Equity as of December 31, 2008 for our pension and other postretirement plans.  This charge reflected the unfavorable performance on plan assets during 2008.  In 2007, we recorded a $138.3 million after-tax credit ($226.6 million pretax) to Shareholders’ Equity as of December 31, 2007 for our pension and other postretirement plans.  This credit reflected a 25-basis point increase in the plans’ discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $100.0 million contribution.   In 2006, we recorded an after-tax credit of $54.5 million ($89.2 million pretax) to Shareholders’ Equity as a result of a decrease in the accumulated pension benefit obligation, which resulted primarily from a 25-basis point increase in the plan discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $80.0 million contribution. In 2006, we adopted SFAS No. 158, which required us to record a net liability or asset to report the funded status of our defined benefit pension and other postretirement plans on our balance sheet. As a result, we recorded after-tax charges to Shareholders’ Equity of $39.7 million and $33.6 million for the pension and other postretirement plans, respectively ($65.0 million and $55.0 million pretax, respectively).  The non-cash charges or credits to Shareholders’ Equity do not affect our ability to borrow under our senior revolving credit agreement.

During 2007, the asset allocation in the plan was adjusted to insulate the plan from discount rate risk and reduce the plan’s exposure to equity investments.  Effective January 1, 2008, we froze our defined benefit pension plan for salaried and certain non-bargained hourly workers and these employees began to participate in a defined contribution pension plan.  In 2009, we expect pension income associated with the defined benefit plan to be higher compared to 2008.  The increase is primarily the result of the absence of the $4.1 million curtailment charges, which were included in 2008, but also reflects the combination of the unfavorable returns on plan assets in 2008, offset by the favorable impact of the 2008 plan curtailments.

The determinations of pension expense and pension funding are based on a variety of rules and regulations. Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets. They may also result in higher pension costs, additional financial statement disclosure, and accelerate and increase the need to fully fund the pension plan. During the third quarter of 2006, the “Pension Protection Act of 2006” became law, amended by “The Worker, Retiree, and Employer Recovery Act,” during the fourth quarter of 2008. Among the stated objectives of the laws were the protection of both pension beneficiaries and the financial health of the Pension Benefit Guaranty Corporation (PBGC). To accomplish these objectives, the new laws required sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums.  Based on the combination of the asset allocation adjustment, the favorable asset performance in 2006 and 2007, the $100.0 million and $80.0 million voluntary contributions, and the benefits from the plan freeze, offset by the unfavorable performance on plan assets in 2008, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2009.  At December 31, 2008, the projected benefit obligation of our defined pension plan of $1,644.0 million exceeded the market value of assets in our defined pension plan by $1.7 million.

In addition, the impact of declines in global equity and bond markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension in future years. For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have decreased or increased, respectively, the 2008 qualified pension plan income by approximately $15.0 million.

Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2008 and the projected benefit obligation as of December 31, 2008 would have decreased pension income by $0.8 million and increased the projected benefit obligation by $79.0 million. A 50-basis point increase in the discount rate used to calculate pension income for 2008 and the projected benefit obligation as of December 31, 2008 would have increased pension income by $1.9 million and decreased the projected benefit obligation by $79.0 million.

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

As of December 31, 2008, we had $252.4 million of indebtedness outstanding, including $11.3 million representing the fair value related to $101.6 million of interest rate swaps in effect at December 31, 2008 and excluding our guarantee of $54.8 million of indebtedness of SunBelt. This does not include our $240.0 million senior revolving credit facility of which we had $207.1 million available on that date because we had issued $32.9 million of letters of credit. As of December 31, 2008, our indebtedness represented 26.4% of our total capitalization.  At December 31, 2008, none of our indebtedness was due within one year.

Our indebtedness could adversely affect our financial condition and limit our ability to grow and compete, which in turn could prevent us from fulfilling our obligations under our indebtedness. Despite our level of indebtedness, the terms of our senior revolving credit facility and our existing indentures permit us to borrow additional money. If we borrow more money, the risks related to our indebtedness could increase significantly.

Debt Service—We may not be able to generate sufficient cash to service our debt, which may require us to refinance our indebtedness or default on our scheduled debt payments.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. We cannot assure you that our business will generate sufficient cash flow from operations. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” and “Liquidity and Other Financing Arrangements.”

            Credit and Capital Market Conditions—Adverse conditions in the credit and capital markets may limit or prevent our ability to borrow or raise capital.

            While we believe we have facilities in place that should allow us to borrow funds as needed, adverse conditions in the credit and financial markets could prevent us from obtaining financing, if the need arises.  Our ability to invest in our businesses and refinance maturing debt obligations could require access to the credit and capital markets and sufficient bank credit lines to support cash requirements.  If we are unable to access the credit and capital markets, we could experience a material adverse effect on our financial position or results of operations.

             Effects of Regulation—Changes in legislation or government regulations or policies could have a material adverse effect on our financial position or results of operations.

        Legislation that may be passed by Congress or other legislative bodies or new regulations that may be issued by federal and other administrative agencies could significantly affect the sales, costs and profitability of our business. The chemical and ammunition industries are subject to legislative and regulatory actions, which could have a material adverse effect on our financial position or results of operations.

        Labor Matters—We cannot assure you that we can conclude future labor contracts or any other labor agreements without work stoppages.

 Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes. The following labor contracts are scheduled to expire in 2009 or early 2010:

Location	Number of Employees	Expiration Date
Tacoma, WA (Chlor Alkali)	13	December 2009
Henderson, NV (Chlor Alkali)	73	March 2010

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude future labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition, or results of operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

We have manufacturing sites at 13 separate locations in ten states, Canada and Australia. Most manufacturing sites are owned although a number of small sites are leased. We listed the locations at or from which our products and services are manufactured, distributed, or marketed in the tables set forth under the caption “Products and Services.”

We lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments.

Item 3. LEGAL PROCEEDINGS

Saltville

We have completed all work in connection with remediation of mercury contamination at the site of our former mercury cell chlor alkali plant in Saltville, VA required to date. In mid-2003, the Trustees for natural resources in the North Fork Holston River, the Main Stem Holston River, and associated floodplains, located in Smyth and Washington Counties in Virginia and in Sullivan and Hawkins Counties in Tennessee notified us of, and invited our participation in, an assessment of alleged injuries to natural resources resulting from the release of mercury. The Trustees also notified us that they have made a preliminary determination that we are potentially liable for natural resource damages in said rivers and floodplains. We have agreed to participate in the assessment.  We and the Trustees have agreed to enter into discussions concerning a resolution of this matter.  In light of the ongoing discussions and inherent uncertainties of the assessment, we cannot at this time determine whether the financial impact, if any, of this matter will be material to our financial position or results of operations. See “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

St. Gabriel, LA Mercury Vapor Emissions Release

Our subsidiary, Pioneer, discovered in October 2004 that the carbon-based system used to remove mercury from the hydrogen gas stream at the St. Gabriel, LA facility was not at that time sufficiently effective, resulting in mercury vapor emissions that were above the permit limits approved by the Louisiana Department of Environmental Quality (LDEQ). Pioneer immediately reduced the plant’s operating rate and, in late November 2004, completed the installation of the necessary equipment and made the other needed changes, and the plant resumed its normal operations. Pioneer’s emissions monitoring since that time confirmed that the air emissions are below the permit limits. In January 2005, the LDEQ issued a violation notice to Pioneer as a result of this mercury vapor emissions release. In December 2005, the LDEQ issued a penalty assessment of $0.4 million with respect to the notice of violation. Pioneer has administratively appealed the penalty assessment.  Given the facts and circumstances, Pioneer requested that the LDEQ reconsider the penalty assessment.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. While we believe that none of these legal actions will materially adversely affect our financial position, in light of the inherent uncertainties of litigation, we cannot at this time determine whether the financial impact, if any, of these matters will be material to our results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the three months ended December 31, 2008.

Executive Officers of the Registrant as of February 24, 2009

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (58)	Chairman, President and Chief Executive Officer	1996
Stephen C. Curley (57)	Vice President and Treasurer	2005
John E. Fischer (53)	Vice President and Chief Financial Officer	2004
G. Bruce Greer, Jr. (48)	Vice President, Strategic Planning	2005
Richard M. Hammett (62)	Vice President and President, Winchester Division	2005
Dennis R. McGough (60)	Vice President, Human Resources	2005
John L. McIntosh (54)	Vice President and President, Chlor Alkali Products Division	1999
George H. Pain (58)	Vice President, General Counsel and Secretary	2002
Todd A. Slater (45)	Vice President and Controller	2005

No family relationship exists between any of the above named executive officers or between any of them and any of our directors. Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

J. E. Fischer, J. D. Rupp, J. L. McIntosh, and G. H. Pain have served as executive officers more than five years.

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

Todd A. Slater was elected Vice President and Controller, effective May 27, 2005. From April 2004 until May 2005, he served as Operations Controller. From January 2003 until April 2004, he served as Vice President and Financial Officer for Olin’s former Metals Group. Prior to 2003, Mr. Slater served as Vice President, Chief Financial Officer and Secretary for Chase Industries Inc. (which was merged into Olin on September 27, 2002 and divested as part of the sale of the Metals business in November 2007).

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 30, 2009, we had 5,095 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange.

The high and low sales prices of our common stock during each quarterly period in 2008 and 2007 are listed below. A dividend of $0.20 per common share was paid during each of the four quarters in 2008 and 2007.

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$21.93	$27.95	$30.39	$19.39
Low	15.01	19.65	18.52	12.52

2007
Market price of common stock per New York Stock Exchange composite transactions
High	$18.33	$21.20	$22.99	$24.53
Low	15.97	16.45	17.45	18.51

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008	—	N/A	—
November 1-30, 2008	—	N/A	—
December 1-31, 2008	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, we announced a share repurchase program approved by our board of directors for the purchase of up to 5 million shares of common stock. Through December 31, 2008, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Performance Graph

This graph compares the total shareholder return on our common stock with the total return on the (i) Standard and Poor’s 1000 Index (the “S&P 1000”), (ii)  the Current Peer Group, (iii) Standard & Poor’s Midcap 400 and (iv) the Former Peer Group.  Our Current Peer Group is comprised of Georgia Gulf Corporation, Occidental Petroleum Corporation, Alliant Techsystems, PPG Industries, Inc., The Dow Chemical Company and Westlake Chemical Corporation, and our Former Peer Group consists of Georgia Gulf Corporation, Brush Engineered Materials Inc., Mueller Industries, Inc., and Wolverine Tube, Inc.

Our board adjusted the Peer Group to better reflect our current lines of business after the sale of our Metals business and the acquisition of Pioneer Companies.  Our board believes that the S&P 1000 and the New Peer Group provide a better and more accurate basis to compare our performance, as the compensation committee uses the materials companies from the S&P 1000 along with our Current Peer Group for certain benchmarks in executive compensation.

Comparison of Five Year Cumulative Total Return

Among Olin Corporation, The S&P Midcap 400 Index, The S&P 1000 Index,
An Old Peer Group And A New Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/03
12/04
12/05
12/06
12/07
12/08
Olin Corporation
S&P Midcap 400
S&P 1000
Old Peer Group
New Peer Group

	12/03	12/04	12/05	12/06	12/07	12/08
Olin Corporation	100	115	107	94	115	110
S&P Midcap 400	100	116	131	145	156	100
S&P 1000	100	118	128	145	145	93
Old Peer Group	100	158	113	117	96	57
New Peer Group	100	126	130	139	179	117

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Data is for the five-year period from December 31, 2003 through December 31, 2008. The cumulative return includes reinvestment of dividends. Both the Current Peer Group and the Former Peer Group are weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph. We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in that Peer Group for such year by (b) the total shareholder return for that corporation for such year.

Item 6. SELECTED FINANCIAL DATA

TEN-YEAR SUMMARY

($ and shares in millions, except per share data)	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
Operations
Sales	$1,765	$1,277	$1,040	$955	$766	$703	$604	$653	$669	$622
Cost of Goods Sold	1,377	1,035	792	682	639	588	551	558	544	574
Selling and Administration	137	129	129	128	90	78	70	74	78	78
Loss on Restructuring of Businesses	—	—	—	—	(10)	—	—	(10)	—	—
Other Operating Income	1	2	7	9	6	—	—	—	—	—
Earnings (Loss) of Non-consolidated Affiliates	39	46	45	37	9	6	(8)	(9)	—	(13)
Interest Expense	13	22	20	20	20	20	26	17	16	16
Interest and Other (Expense) Income	(20)	12	12	20	5	3	4	22	5	3
Income (Loss) before Taxes from Continuing Operations	258	151	163	191	27	26	(47)	7	36	(56)
Income Tax Provision (Benefit)	100	50	39	74	8	8	(4)	2	14	(21)
Income (Loss) from Continuing Operations	158	101	124	117	19	18	(43)	5	22	(35)
Discontinued Operations, Net	—	(110)	26	21	36	(20)	12	(14)	59	56
Cumulative Effect of Accounting Changes, Net	—	—	—	(5)	—	(22)	—	—	—	—
Net Income (Loss)	$158	$(9)	$150	$133	$55	$(24)	$(31)	$(9)	$81	$21
Financial Position
Cash and Cash Equivalents and Short-Term Investments	$247	$333	$276	$304	$147	$190	$136	$202	$82	$46
Working Capital, excluding Cash and Cash Equivalents and Short-Term Investments	24	(14)	223	191	232	168	233	67	159	194
Property, Plant and Equipment, Net	630	504	251	227	205	202	214	253	281	289
Total Assets	1,742	1,731	1,642	1,802	1,621	1,448	1,426	1,221	1,125	1,065
Capitalization:
Short-Term Debt	—	10	2	1	52	27	2	102	1	1
Long-Term Debt	252	249	252	257	261	314	346	330	228	229
Shareholders’ Equity	705	664	543	427	356	176	231	271	329	309
Total Capitalization	$957	$923	$797	$685	$669	$517	$579	$703	$558	$539
Per Share Data
Net Income (Loss)
Basic:
Continuing Operations	$2.08	$1.36	$1.70	$1.65	$0.27	$0.30	$(0.87)	$0.10	$0.49	$(0.78)
Discontinued Operations, Net	—	(1.48)	0.36	0.30	0.53	(0.34)	0.24	(0.32)	1.31	1.23
Accounting Changes, Net	—	—	—	(0.08)	—	(0.38)	—	—	—	—
Net Income (Loss)	$2.08	$(0.12)	$2.06	$1.87	$0.80	$(0.42)	$(0.63)	$(0.22)	$1.80	$0.45
Diluted:
Continuing Operations	$2.07	$1.36	$1.70	$1.65	$0.27	$0.30	$(0.87)	$0.10	$0.49	$(0.78)
Discontinued Operations, Net	—	(1.48)	0.36	0.29	0.53	(0.34)	0.24	(0.32)	1.31	1.23
Accounting Changes, Net	—	—	—	(0.08)	—	(0.38)	—	—	—	—
Net Income (Loss)	$2.07	$(0.12)	$2.06	$1.86	$0.80	$(0.42)	$(0.63)	$(0.22)	$1.80	$0.45
Cash Dividends:
Common (historical)	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.90
Common (continuing operations)	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80
Market Price of Common Stock:
High	30.39	24.53	22.65	25.35	22.99	20.53	22.60	22.75	23.19	19.88
Low	12.52	15.97	14.22	16.65	15.20	14.97	13.85	12.05	14.19	9.50
Year End	18.08	19.33	16.52	19.68	22.02	20.06	15.55	16.14	22.13	19.81
Other
Capital Expenditures	$180	$76	$62	$63	$38	$33	$24	$29	$44	$39
Depreciation	68	47	38	36	33	40	51	55	52	50
Common Dividends Paid	61	59	58	57	56	47	39	35	36	41
Purchases of Common Stock	—	—	—	—	—	—	3	14	20	11
Current Ratio	1.6	1.8	2.2	2.3	2.1	2.1	2.4	1.8	1.9	2.0
Total Debt to Total Capitalization	26.4%	28.1%	31.8%	37.7%	46.8%	65.9%	60.0%	61.5%	41.1%	42.7%
Effective Tax Rate	38.8%	33.1%	24.2%	38.4%	29.6%	30.8%	n/a	30.9%	38.1%	37.0%
Average Common Shares Outstanding - Diluted	76.1	74.3	72.8	71.6	68.4	58.3	49.4	43.6	45.0	45.4
Shareholders	5,100	5,300	5,700	6,100	6,400	6,800	7,200	7,500	8,000	8,600
Employees(1)	3,600	3,600	3,100	2,900	2,800	2,700	3,000	2,700	2,900	3,200

Our Selected Financial Data reflects the following businesses as discontinued operations: Metals business in 2007, Olin Aegis in 2004 and the spin off of Arch (our specialty chemicals business) in 1999.  Since August 31, 2007, our Selected Financial Data reflects the Pioneer acquisition.

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

RECENT DEVELOPMENTS AND HIGHLIGHTS

2008 Year

In 2008, Chlor Alkali Products had record segment income of $328.3 million, an improvement of 38% compared with the prior year.  This improvement reflects the combination of the full year contributions from the Pioneer acquisition of $72.7 million, including synergies, and improved pricing of $108.4 million.  These were partially offset by the effect from lower chlorine and caustic soda volumes of $46.7 million.  Operating rates in our Chlor Alkali Products business were 82% for 2008 and were negatively impacted during the fourth quarter of 2008 by lower levels of demand from major customer groups, and by hurricane-related outages at our St. Gabriel, LA facility and our SunBelt joint venture during the third quarter of 2008.  In response to the low level of demand during the fourth quarter of 2008, we announced that the St. Gabriel, LA facility, which was shutdown for scheduled maintenance in late November 2008, will not resume operations until the current conversion and expansion project is completed.  The project is expected to be completed in the second quarter of 2009.  The St. Gabriel, LA facility represents approximately 10% of our chlorine and caustic soda capacity.

During the first three quarters of 2008, demand for caustic soda remained strong.  However, caustic soda supply was constrained by the weakness in chlorine demand, which caused operating rates to be reduced.  This created an imbalance between caustic soda supply and demand.  This imbalance, combined with increased freight and energy costs, resulted in record levels of caustic soda pricing.  During the fourth quarter of 2008, caustic soda demand weakened but less than the decline in chlorine demand.  This caused the caustic soda supply and demand imbalance to continue, which continued to support caustic soda prices.

On March 12, 2008, we announced that, in connection with our plans to streamline Chlor Alkali manufacturing operations in Canada in order to serve our customer base in a more cost effective manner, we would close the acquired Dalhousie, New Brunswick, Canada chlorine, caustic soda, sodium chlorate, and bleach operations.  We substantially completed the closure of the Dalhousie facility by June 30, 2008.  We expect to incur cash expenditures of $2.5 million associated with the shutdown, which were previously included in current liabilities on the Pioneer acquisition balance sheet.  We have paid $1.8 million of costs associated with this shutdown as of December 31, 2008.  This action is expected to generate $8 million to $10 million of annual pretax savings.

Winchester segment income was $32.6 million in 2008, which represented record earnings for the Winchester business, an increase of 23% compared with the prior year.  Winchester’s results for 2008 reflected the combination of improved pricing and increased law enforcement volumes which more than offset higher commodity, material and manufacturing costs.

In 2008, other (expense) income included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.  On October 1, 2008, the issuer of these debt securities announced it would cease trading and appoint a receiver as a result of financial market turmoil.  The decline in the market value of the assets supporting these debt securities negatively impacted the liquidity of the issuer.  During the third quarter of 2008, we determined that these debt securities had no fair market value due to the actions taken by the issuer, turmoil in the financial markets, the lack of liquidity of the issuer, and the lack of trading in these debt securities.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit was recognized during 2008 for the impairment loss.

In 2008, the defined benefit pension plan’s investment portfolio declined by approximately 1%.  The decline reflected the weakness in the domestic and international equity markets and increases in interest rate spreads, which reduced the value of certain corporate fixed income investments. The 2008 pension plan’s investment performance reflects the actions taken in 2007 to reduce the defined benefit pension plan’s exposure to equity investments and increase its exposure to fixed income investments.  During the same period, interest rates on corporate bonds, used to determine the defined benefit pension plan’s liability discount rate, fluctuated dramatically during the year but ended comparable with the levels at December 31, 2007, which resulted in no change to the discount rate for 2008.  We recorded an after-tax charge of $99.4 million ($162.7 million pretax) to Shareholders’ Equity as of December 31, 2008 for our pension and other postretirement plans, which reduced the over funded position in our pension plan that existed at December 31, 2007.  This charge reflected the unfavorable performance on pension plan assets and the unchanged discount rate during 2008.  Based on the current funding requirements, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2009.

2007 Year

Discontinued Operations

In 2001, the industry in which the Metals business operates experienced a 25% decline in volumes that created over capacity in the marketplace, which reduced our financial returns in the Metals business.  Volumes did not return to pre-2001 levels.  Since 2001, we had undertaken a number of restructuring and downsizing actions, including multiple plant closures. The benefits of these actions were more than offset by the escalation of both energy and commodity metal prices, specifically copper, zinc, and nickel. As a result, we were unable to realize acceptable returns in the business.  During the second half of 2006 and first half of 2007, we evaluated a number of strategic alternatives for the Metals business, and we made the decision in mid-2007 to engage Goldman, Sachs & Co. to conduct a formal strategic evaluation process, including the alternative of selling the business.  The sale of Metals provides us with the financial flexibility to pursue investments in areas where we can earn the best returns.

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to Global for $400 million, payable in cash.  The price received was subject to a customary working capital adjustment.  The sale was subject to Hart-Scott-Rodino Antitrust Improvement Act clearance, but not shareholder approval.  The transaction closed on November 19, 2007.  Based on the Metals assets held for sale, we recognized a pretax loss of $160.0 million partially offset by a $21.0 million income tax benefit, resulting in a net loss on disposal of discontinued operations of $139.0 million for 2007.  The loss on disposal of discontinued operations included a pension curtailment charge of $6.9 million, other postretirement benefits curtailment credit of $1.1 million and estimated transaction fees of $24.6 million.   The final loss recognized related to this transaction will be dependent upon the final determination of the value of working capital in the business.  The loss on the disposal, which included transaction costs, reflected a book value of the Metals business of approximately $564 million and a tax basis of approximately $396 million.  The difference between the book and tax values of the business reflected primarily goodwill of $75.8 million and intangibles of $10.4 million.  Based on an estimated working capital adjustment, we anticipated net cash proceeds from the transaction of $380.8 million, which was in addition to the $98.1 million of after-tax cash flow realized from the operation of Metals during 2007.

In April 2008, we and Global entered into binding arbitration regarding the final working capital adjustment.  The arbitration is expected to be concluded in 2009.

The Metals business was a reportable segment comprised of principal manufacturing facilities in East Alton, IL and Montpelier, OH.  Metals produced and distributed copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip.  Sales for the Metals business were $1,891.7 million and $2,112.1 million for the period of our ownership in 2007 and 2006, respectively.  The Metals business sales included commodity metal price changes that are primarily a pass-through.  Intersegment sales of $81.4 million and $69.1 million for the period of our ownership in 2007 and 2006, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals sales.  In conjunction with the sale of the Metals business, Winchester agreed to purchase the majority of its ammunition cartridge case cups and copper-based strip requirements from Global under a multi-year agreement with pricing, terms, and conditions which approximate market.  The Metals business employed approximately 2,900 hourly and salaried employees.  The results of operations from the Metals business have been presented as discontinued operations for all periods presented.

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

Pioneer Acquisition

On August 31, 2007, we acquired Pioneer, a manufacturer of chlorine, caustic soda, bleach, sodium chlorate, and hydrochloric acid.  Pioneer owned and operated four chlor-alkali plants and several bleach manufacturing facilities in North America.  Under the merger agreement, each share of Pioneer common stock was converted into the right to receive $35.00 in cash, without interest.  The aggregate purchase price for all of Pioneer’s outstanding shares of common stock, together with the aggregate payment due to holders of options to purchase shares of common stock of Pioneer, was $426.1 million, which includes direct fees and expenses.  We financed the merger with cash and $110.0 million of borrowings against our accounts receivable securitization facility (Accounts Receivable Facility).  At the date of acquisition, Pioneer had cash and cash equivalents of $126.4 million.  We assumed $120.0 million of Pioneer’s convertible debt which was redeemed in the fourth quarter of 2007 and January 2008.  We paid a conversion premium of $25.8 million on the Pioneer convertible debt.

For 2008 and the last four months of 2007, Pioneer sales were $552.7 million and $183.6 million, respectively, and segment income was $101.9 million and $29.2 million, respectively, which were included in our Chlor Alkali Products segment results.

As a result of acquiring Pioneer, we anticipate realizing $45 million to $50 million of annual cost savings from integrating the Pioneer operations and our operations within two years from the date of the acquisition.  Since August 2007, Chlor Alkali Products segment earnings included approximately $47 million of realized synergies.  The ability to optimize freight costs has been a key synergy realized as part of the Pioneer acquisition.  In 2007 and 2008, we identified and implemented changes in ship-to and ship-from of both operations’ locations that have reduced annual chlorine ton miles shipped by approximately 5%.  The opportunity to rationalize selling and administration costs was also a significant cost savings realized as part of the Pioneer acquisition.   During the first quarter of 2008, the Pioneer corporate office in Houston was closed, the space was subleased, and all of those activities were consolidated into our existing functions and facilities.

Financing

In August 2007, we entered into a $35 million letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of materials for the St. Gabriel, LA facility conversion and expansion project.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced the $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding a new lending institution.  The new senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million through adding a maximum of two additional lending institutions each year.  Borrowing options and restrictive covenants are similar to those of our previous $160 million senior revolving credit facility.  The $240 million senior revolving credit facility includes a $110 million letter of credit subfacility which is in addition to the $35 million letter of credit facility.

On June 26, 2007, we entered into the $100 million 364-day revolving credit facility ($100 million Credit Facility) and the $150 million 364-day revolving credit facility ($150 million Credit Facility).  According to their terms, the $100 million Credit Facility matured on the earlier of June 24, 2008 or upon an increase in the lending commitments under our existing senior revolving credit facility and the establishment of an accounts receivable securitization facility, and the $150 million Credit Facility would have matured on June 24, 2008.  In the fourth quarter of 2007, the $100 million Credit Facility expired as all conditions for early termination were met and the $150 million Credit Facility was terminated as we no longer needed the credit commitment.

On July 25, 2007, we established a $250 million, 364-day Accounts Receivable Facility, renewable annually for five years, which expires in July 2012.  As a result of the sale of Metals, the Accounts Receivable Facility was reduced from $250 million to $100 million.  In July 2008, the Accounts Receivable Facility was reduced from $100 million to $75 million.  The $75 million Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.

2006 Year

In April 2006, we reached an agreement in principle and expected a settlement with the Internal Revenue Service (IRS) on certain outstanding federal tax exposures. On July 10, 2006, the settlement was finalized. This settlement, which included the periods 1996 to 2002, related primarily to the tax treatment of capital losses generated in 1997. We made payments of $46.7 million, $0.6 million, and $1.5 million in 2006, 2007 and 2008, respectively, to the IRS and various state and local jurisdictions, which was less than the amount previously reserved.  As a result, income tax expense in 2006 was reduced by $21.6 million associated with the settlement and other tax matters.

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

Quarterly and annual average ECU netbacks, excluding SunBelt, for 2008, 2007, and 2006 were as follows, which includes Pioneer ECU netbacks subsequent to August 31, 2007:

	2008	2007	2006
First Quarter	$580	$500	$590
Second Quarter	590	510	560
Third Quarter	660	550	540
Fourth Quarter	740	555	520
Annual Average	635	535	550

Beginning in late 2006, driven by reduced levels of chlorine demand and a series of planned and unplanned plant maintenance outages, chlor alkali plant operating rates for the industry were reduced.  While this allowed chlorine supply to stay balanced, it caused caustic soda demand, which did not experience a decline, to exceed supply.  This led to industry-wide caustic soda price increases.  During the first three quarters of 2008, North American demand for caustic soda remained strong.  However, caustic soda supply continued to be constrained by the weakness in chlorine demand, which caused operating rates to be reduced.  This resulted in a significant supply and demand imbalance for caustic soda in North America.  This imbalance, combined with increased freight and energy costs, resulted in our achieving record levels of caustic soda pricing.  During the fourth quarter of 2008, North American caustic soda demand weakened but less than the decline in chlorine demand.  This caused the caustic soda supply and demand imbalance to continue, which continued to support record levels of caustic soda prices. While we have seen sequential improvements in caustic soda pricing beginning with the fourth quarter of 2006, we have continued to experience weaker chlorine prices.  Chlorine prices have declined quarterly since the third quarter of 2007.

PENSION AND POSTRETIREMENT BENEFITS

In October 2007, we announced that we would freeze our defined benefit pension plan for salaried and certain non-bargaining hourly employees.  Affected employees were eligible to accrue pension benefits through December 31, 2007, but are not accruing any additional benefits under the plan after that date.  Employee service after December 31, 2007 does count toward meeting the vesting requirements for such pension benefits and the eligibility requirements for commencing a pension benefit, but not toward the calculation of the pension benefit amount.  Compensation earned after December 31, 2007 similarly does not count toward the determination of the pension benefit amounts under the defined benefit pension plan.  In lieu of continuing pension benefit accruals for the affected employees under the pension plan, starting in 2008, we provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Freezing the defined benefit pension plan for salaried and certain non-bargaining hourly employees was accounted for as a curtailment under SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits” (SFAS No. 88).  As a result of freezing the defined benefit plan, we recorded a curtailment charge of $1.9 million for the defined benefit pension plan and a corresponding curtailment credit of $1.9 million for the non-qualified pension plan in 2007.

We account for our defined benefit pension plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87).  This model uses an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over a period of time.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  With the freezing of our defined benefit pension plan for salaried and certain non-bargained hourly employees that became effective January 1, 2008 and the sale of the Metals business, substantially all defined benefit pension plan participants were inactive; therefore, actuarial gains and losses are now being amortized based upon the remaining life expectancy of the inactive plan participants rather than the future service period of the active participants, which was the amortization period used prior to 2008.  At December 31, 2007, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years; compared to the average remaining service lives of the active employees in the defined benefit pension plan of 10.7 years.  At December 31, 2008, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years.

During the third quarter of 2006, the “Pension Protection Act of 2006”, amended by “The Worker, Retiree, and Employer Recovery Act,” during the fourth quarter of 2008, became law. Among the stated objectives of the laws are the protection of both pension beneficiaries and the financial health of the PBGC. To accomplish these objectives, the new laws require sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums. The laws require defined benefit plans to be fully funded in 2011.   In September 2006, we made a voluntary pension plan contribution of $80.0 million and in May 2007, we made an additional $100.0 million voluntary contribution to our defined benefit pension plan.  During 2007, the asset allocation in the plan was adjusted to insulate the plan from discount rate risk and reduce the plan’s exposure to equity investments.  Based on the combination of these actions and favorable asset performance in 2006 and 2007, offset by the unfavorable performance on plan assets in 2008, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2009.  At December 31, 2008, the projected benefit obligation of our defined pension plan of $1,644.0 million exceeded the market value of assets in our defined pension plan by $1.7 million.

Under SFAS No. 158, we recorded an after-tax charge of $99.4 million ($162.7 million pretax) to Shareholders’ Equity as of December 31, 2008 for our pension and other postretirement plans.  This charge reflected the unfavorable performance on plan assets during 2008.  In 2007, we recorded a $138.3 million after-tax credit ($226.6 million pretax) to Shareholders’ Equity as of December 31, 2007 for our pension and other postretirement plans.  This credit reflected a 25-basis point increase in the plans’ discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $100.0 million contribution.   In 2006, we recorded an after-tax credit of $54.5 million ($89.2 million pretax) to Shareholders’ Equity as a result of a decrease in the accumulated pension benefit obligation, which resulted primarily from a 25-basis point increase in the plan discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $80.0 million contribution. In 2006, we adopted SFAS No. 158, which required us to record a net liability or asset to report the funded status of our defined benefit pension and other postretirement plans on our balance sheet. As a result, we recorded after-tax charges to Shareholders’ Equity of $39.7 million and $33.6 million for the pension and other postretirement plans, respectively, ($65.0 million and $55.0 million pretax, respectively). The non-cash credits or charges to Shareholders’ Equity do not affect our ability to borrow under our revolving credit agreement.

Components of net periodic benefit (income) costs were:

	2008	2007	2006
	($ in millions)
Pension Benefits	$(7.6)	$33.5	$44.1
Other Postretirement Benefits	8.4	10.8	11.5

In 2008, we recorded curtailment charges of $4.1 million associated with the transition of a portion of our East Alton, IL Winchester hourly workforce and our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  In 2007, we recorded a defined benefit pension curtailment charge of $6.9 million and other postretirement benefits curtailment credit of $1.1 million related to the sale of the Metals business, which were included in the loss on disposal of discontinued operations.  Also during 2007, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  This curtailment charge was included in income from discontinued operations.  In 2006, we recorded pension curtailment charges of $2.4 million and $3.0 million resulting from a portion of the Winchester and Metals hourly workforces, respectively, who voluntarily elected to transition from a defined benefit pension plan to a defined contribution pension plan.  The Metals portion of this curtailment charge was included in income from discontinued operations.

After giving effect to the changes in curtailment charges and credits, the decrease in 2008 net periodic pension expense from 2007 was due to the favorable impact of the $100 million voluntary contribution made in May 2007, the favorable 2007 investment returns, a 25-basis point increase in the liability discount rate in 2007, the impact of the plan freeze for salaried and non-bargained hourly employees that became effective January 1, 2008, and an increase in the amortization period for actuarial losses.  After giving effect to the changes in curtailment charges and credits, the decrease in 2007 net periodic pension expense from 2006 was due to the combination of a 25-basis point increase in discount rate for 2007, the voluntary contributions to our defined benefit pension plan of $100.0 million in May 2007 and $80.0 million in September 2006, and the favorable performance on plan assets in 2006.

The service cost and the amortization of prior service cost components of pension expense related to employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  Therefore, the allocated portion of net periodic benefit costs for the Metals business of $7.9 million and $10.6 million for the period of our ownership in 2007 and 2006, respectively, was included in income from discontinued operations.  The portion of other postretirement benefit costs for the Metals business employees of $4.4 million and $4.7 million for the period of our ownership in 2007 and 2006, respectively, was also included in income from discontinued operations.

CONSOLIDATED RESULTS OF OPERATIONS

	2008	2007	2006
	($ in millions, except per share data)
Sales	$1,764.5	$1,276.8	$1,039.7
Cost of Goods Sold	1,377.2	1,035.5	792.2
Gross Margin	387.3	241.3	247.5
Selling and Administration	137.3	129.2	128.7
Other Operating Income	1.2	1.9	6.7
Operating Income	251.2	114.0	125.5
Earnings of Non-consolidated Affiliates	39.4	46.0	45.3
Interest Expense	13.3	22.1	20.3
Interest Income	6.2	11.6	11.6
Other (Expense) Income	(26.0)	1.2	1.1
Income from Continuing Operations before Taxes	257.5	150.7	163.2
Income Tax Provision	99.8	49.9	39.5
Income from Continuing Operations	157.7	100.8	123.7
Discontinued Operations:
Income from Discontinued Operations, Net	—	29.0	26.0
Loss on Disposal of Discontinued Operations, Net	—	(139.0)	—
Net Income (Loss)	$157.7	$(9.2)	$149.7
Basic Income (Loss) per Common Share:
Income from Continuing Operations	$2.08	$1.36	$1.70
Income from Discontinued Operations, Net	—	0.39	0.36
Loss on Disposal of Discontinued Operations, Net	—	(1.87)	—
Net Income (Loss)	$2.08	$(0.12)	$2.06
Diluted Income (Loss) per Common Share:
Income from Continuing Operations	$2.07	$1.36	$1.70
Income from Discontinued Operations, Net	—	0.39	0.36
Loss on Disposal of Discontinued Operations, Net	—	(1.87)	—
Net Income (Loss)	$2.07	$(0.12)	$2.06

2008 Compared to 2007

For 2008, total company sales were $1,764.5 million compared with $1,276.8 million last year, an increase of $487.7 million, or 38%.  Chlor Alkali Products sales increased by $430.3 million, or 51%, primarily due to the inclusion of a full year of Pioneer sales in 2008 compared with four months in 2007 and higher ECU prices.  The acquisition of Pioneer contributed to an increase in 2008 sales of $369.1 million compared to 2007.  Winchester sales increased by $57.4 million, or 13%, from 2007 primarily due to increased selling prices and improved law enforcement volumes.

Gross margin increased $146.0 million, or 61%, from 2007, as a result of improved Chlor Alkali Products gross margin, primarily due to the contribution from Pioneer, and improved Winchester gross margin from higher selling prices.  Gross margin was also positively impacted by decreased environmental costs in 2008 of $10.2 million primarily associated with a charge in the prior year related to costs at a former waste disposal site based on revised remediation estimates resulting from negotiations with a government agency and the reduction in defined benefit pension expense of $13.7 million, which was partially offset by an increase in defined contribution pension expense of $7.6 million.  Gross margin as a percentage of sales increased to 22% in 2008 from 19% in 2007.

Selling and administration expenses as a percentage of sales were 8% in 2008 and 10% in 2007.  Selling and administration expenses in 2008 were $8.1 million higher than 2007 primarily due to expenses associated with the acquired Pioneer operations, net of synergies, ($10.5 million), a higher provision for doubtful customer accounts receivable ($3.0 million) increased stock-based compensation expense ($2.3 million), primarily resulting from mark-to-market adjustments, higher consulting costs ($1.3 million) and increased salary and benefit costs ($1.4 million).  These increases were partially offset by decreased defined benefit pension expense ($12.1 million), offset by increased defined contribution pension expense ($1.0 million).

Other operating income for 2008 included $1.0 million for a portion of a 2007 gain realized on an intangible asset sale in Chlor Alkali Products, which is recognized ratably through 2012, $0.9 million for a portion of a gain realized on the sale of equipment, which is recognized ratably through June 2009, and $0.2 million of a gain on the disposition of land associated with a former manufacturing facility.  These gains were partially offset by a loss of $0.9 million on the disposition of property, plant and equipment.  Other operating income for 2007 included the receipt of a $1.3 million contingent payment associated with a 1995 divestiture and $0.6 million for a portion of a 2007 gain realized on an intangible asset sale in Chlor Alkali Products.

The earnings of non-consolidated affiliates were $39.4 million for 2008, a decrease of $6.6 million from 2007.  Lower volumes at SunBelt, due to the impact of hurricane-related outages and other force majeure events at one of its chlorine customers, were partially offset by higher ECU prices.

Interest expense decreased by $8.8 million, or 40%, in 2008, primarily due to a lower level of outstanding debt and capitalization of $5.0 million of interest in 2008 associated with our St. Gabriel, LA facility conversion and expansion project and a major maintenance capital project at our McIntosh, AL facility.

Interest income decreased by $5.4 million, or 47%, in 2008 primarily due to lower short-term interest rates.

Other (expense) income for 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.

The effective tax rate for continuing operations for 2008 included expense of $10.4 million for a valuation allowance required against the deferred tax benefit generated from the impairment of corporate debt securities.  As we are currently unable to utilize the capital loss resulting from the impairment of the $26.6 million of corporate debt securities, no tax benefit was recognized during 2008 for the impairment loss.  Additionally, the effective tax rate for continuing operations for 2008 included a $2.1 million reduction in expense primarily associated with the finalization of the 2007 income tax returns which resulted in an increased benefit for the domestic manufacturing deduction.  The effective tax rate for continuing operations for 2008 of 35.5%, which was increased by the effect of these two items of $8.3 million, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits.   The effective tax rate for continuing operations for 2007 of 33.1% was lower than the 35% U.S. federal statutory rate primarily due to the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits, offset in part by state income taxes and income in certain foreign jurisdictions being taxed at higher rates.

2007 Compared to 2006

For 2007, total company sales were $1,276.8 million compared with $1,039.7 million last year, an increase of $237.1 million, or 23%. Chlor Alkali Products sales increased by $179.0 million, or 27%, primarily due to the inclusion of Pioneer sales for four months in 2007, totaling $183.6 million offset by lower ECU prices and slightly lower shipment volumes from the prior year from our Chlor Alkali operations, excluding Pioneer. Winchester sales increased by $58.1 million, or 16%, from 2006 primarily due to increased selling prices and stronger volumes.

Gross margin decreased $6.2 million, or 3%, from 2006, primarily as a result of higher environmental costs of $15.3 million primarily associated with an increase in costs at a former waste disposal site based on revised remediation estimates resulting from negotiations with a government agency.  Chlor Alkali Products gross margins declined slightly as the favorable results from the acquisition of Pioneer were offset by lower ECU pricing and slightly lower shipment volumes.  This increase in environmental costs and lower Chlor Alkali margins were partially offset by lower pension costs and improved Winchester gross margins from higher selling prices and improved volumes.  Gross margin as a percentage of sales decreased to 19% in 2007 from 24% in 2006. This margin percentage decrease reflects higher environmental costs and lower chlor alkali margins offset in part by the higher Winchester selling prices and lower pension costs.

Selling and administration expenses as a percentage of sales were 10% in 2007 and 12% in 2006.  Selling and administration expenses in 2007 were $0.5 million higher than 2006 primarily due to expenses associated with the acquired Pioneer operations ($9.9 million), higher management incentive compensation costs partially resulting from mark-to-market adjustments on stock-based compensation ($3.2 million) and increased salary and benefit costs ($1.7 million).  These increases were mostly offset by a lower level of legal and legal-related settlement expenses ($7.5 million), decreased pension and postretirement expenses ($5.1 million), and lower consulting fees ($1.6 million).

Other operating income for 2007 included the receipt of a $1.3 million contingent payment associated with a 1995 divestiture and $0.6 million for a portion of a 2007 gain realized on an intangible asset sale in Chlor Alkali Products, which is recognized ratably through 2012.  Other operating income for 2006 included a $6.0 million insurance recovery for Hurricane Katrina business interruption experienced in 2005 and in early 2006 in our Chlor Alkali Products operations and a gain of $0.7 million on the disposition of a former manufacturing plant.

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

SEGMENT RESULTS

We define segment results as income (loss) from continuing operations before interest expense, interest income, other (expense) income, and income taxes and include the results of non-consolidated affiliates. Consistent with the guidance in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (SFAS No. 131), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Our management considers SunBelt to be an integral component of the Chlor Alkali Products segment. They are engaged in the same business activity as the segment, including joint or overlapping marketing, management, and manufacturing functions.

	2008	2007	2006
	($ in millions)
Sales:
Chlor Alkali Products	$1,275.4	$845.1	$666.1
Winchester	489.1	431.7	373.6
Total Sales	$1,764.5	$1,276.8	$1,039.7
Income from Continuing Operations before Taxes
Chlor Alkali Products(1)	$328.3	$237.3	$256.3
Winchester	32.6	26.4	15.8
Corporate/Other:
Pension Income (Expense)(2)	14.8	(3.9)	(16.2)
Environmental Provision	(27.7)	(37.9)	(22.6)
Other Corporate and Unallocated Costs	(58.6)	(63.8)	(69.2)
Other Operating Income	1.2	1.9	6.7
Interest Expense	(13.3)	(22.1)	(20.3)
Interest Income	6.2	11.6	11.6
Other (Expense) Income(3)	(26.0)	1.2	1.1
Income from Continuing Operations before Taxes	$257.5	$150.7	$163.2

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segment. The earnings from non-consolidated affiliates were $39.4 million, $46.0 million, and $45.3 million for the years ended 2008, 2007, and 2006, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data. All other components of pension costs are included in Corporate/Other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.  The 2008 curtailment charges of $4.1 million were associated with the transition of a portion of our East Alton, IL Winchester hourly workforce and our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  The 2007 curtailment charge included $6.9 million related to the sale of the Metals business which was included in the loss on disposal of discontinued operations.  Also included in the 2007 pension curtailment is $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan, which was included in income from discontinued operations.  The 2006 curtailment charge of $2.4 million, included in Corporate/Other, and $3.0 million, included in income from discontinued operations, for Winchester and Metals, respectively, represented the accelerated recognition of prior service costs.

(3)
Other (expense) income in 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit was recognized during 2008 for the impairment loss.

Chlor Alkali Products

2008 Compared 2007

Chlor Alkali Products’ sales for 2008 were $1,275.4 million compared to $845.1 million for 2007, an increase of $430.3 million, or 51%.  Pioneer sales for 2008 were $552.7 million compared to $183.6 million for the last four months of 2007, an increase of $369.1 million.  Chlor Alkali Products’ sales, excluding Pioneer, increased $61.2 million, or 9%.  The sales increase was due to increased ECU pricing, partially offset by lower volumes.  The combined Olin and Pioneer chlorine and caustic soda ECU netback, excluding SunBelt, increased 19% to approximately $635 for 2008 compared to approximately $535 in 2007, which included Pioneer for the last four months.  Freight costs included in the ECU netback increased 28% in 2008 compared to 2007.  The combined Olin and Pioneer operating rate for 2008 was 82%, compared to the operating rate of 92% in 2007.  The lower operating rate for 2008 resulted from lower chlorine demand and was also negatively affected by two hurricanes, which caused production and customer outages and disruptions to the transportation system.

Chlor Alkali posted segment income of $328.3 million for 2008 compared to $237.3 million for 2007.  Chlor Alkali segment income included Pioneer income of $101.9 million and $29.2 million for 2008 and 2007, respectively.  Chlor Alkali segment income, excluding Pioneer, was higher in 2008 by $18.3 million, or 9%, primarily because of increased selling prices ($108.4 million), partially offset by decreased volumes ($46.7 million), higher operating costs ($35.2 million), and lower SunBelt results ($7.5 million).  Chlor Alkali segment income for 2008 also included a $2.6 million gain from a litigation recovery.  Operating expenses increased primarily due to increases in distribution costs and manufacturing costs, which included higher electricity prices.  The lower SunBelt earnings primarily resulted from lower volumes due to the impact of hurricane-related outages and other force majeure events at one of its chlorine customers partially offset by higher ECU selling prices in 2008.  The operating results from SunBelt included interest expense of $4.4 million and $4.8 million in 2008 and 2007, respectively, on the SunBelt Notes.

2007 Compared to 2006

Chlor Alkali Products’ sales for 2007 were $845.1 million compared to $666.1 million for 2006, an increase of $179.0 million, or 27%.  The acquisition of Pioneer contributed sales of $183.6 million. Chlor Alkali Products’ sales, excluding Pioneer, decreased $4.6 million, or 1%.  The sales decrease was primarily due to lower ECU pricing, which decreased 5% from 2006, and 1% lower volumes, partially offset by sales increases in our value-added potassium hydroxide and bleach products. Our ECU netbacks, excluding Pioneer and SunBelt, were approximately $520 for 2007 compared to approximately $550 for 2006, a decrease of 5%. Escalating freight costs were a major challenge facing our Chlor Alkali Products’ business in 2007.  The freight cost penalty included in the 2007 ECU netback of $520 was $100 per ECU, compared to $80 per ECU for 2006, or an increase of 25%.  For the last four months of 2007, Pioneer ECU netbacks were $600.  Our combined system weighted average ECU netbacks were $535 for 2007.  Pioneer ECU netbacks were higher than our average netbacks reflecting the higher level of chlorine shipped by pipeline and the higher ECU netback realized by Pioneer’s west coast operations.  The freight cost included in the 2007 Pioneer ECU netback was comparable to our legacy chlor alkali system.  Our operating rates for 2007 were 92% of capacity, compared to 91% in 2006.

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

Winchester

2008 Compared to 2007

Sales were $489.1 million in 2008 compared to $431.7 million for 2007, an increase of $57.4 million, or 13%.  Sales of ammunition to domestic and international commercial customers increased $31.1 million.  Shipments to law enforcement agencies increased $19.4 million for 2008 compared to 2007.   Shipments to military customers increased $2.8 million.

Winchester reported segment income of $32.6 million for 2008 compared to $26.4 million for 2007, an increase of $6.2 million, or 23%. The increase was due to the impact of higher selling prices and increased volumes to law enforcement agencies ($56.1 million), which were partially offset by increased commodity and other material costs and higher operating costs ($46.0 million) and lower volumes primarily with commercial customers ($6.7 million).  For 2008, the actual copper cost for Winchester increased by 11% compared to 2007, while the average price of lead increased 75% compared to the prior year.  The Winchester business consumes approximately four times as much lead as it does copper, and the year-over-year increase in the actual lead cost equates to approximately $25 million of annual expense.

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

Corporate/Other

2008 Compared to 2007

For 2008, pension income included in Corporate/Other was $14.8 million compared to pension expense of $3.9 million for 2007. The $18.7 million decrease in corporate pension expense was due to the combination of a 25-basis point increase in the liability discount rate in 2007, the $100 million voluntary contribution made to our defined benefit pension plan in May 2007, the favorable performance on plan assets in 2007, the benefits of the plan freeze for salary and non-bargained hourly employees, which became effective January 1, 2008, and the increase in the amortization period of actuarial losses.  These decreases were partially offset by curtailment charges of $4.1 million associated with the transition of a portion of our East Alton, IL Winchester hourly workforce and our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

On a total company basis, defined benefit pension income for 2008 was $7.6 million compared to defined benefit pension expense of $33.5 million for 2007.  The decrease in total company pension expense reflected curtailment charges of $7.4 million for 2007 relating to the Metals business and $7.9 million for the Metals allocated portion of service cost and the amortization of prior service cost components of pension expense, which were included in discontinued operations.  This defined benefit pension cost reduction was partially offset by higher defined contribution pension costs.  Total company defined contribution pension expense for 2008 was $11.3 million compared to $2.7 million for 2007.

Charges to income for environmental investigatory and remedial activities were $27.7 million for 2008, compared with $37.9 million in 2007.  This provision related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.  The decrease of $10.2 million was primarily due to a $7.9 million charge in the prior year related to costs at a former waste disposal site based on revised remediation estimates resulting from negotiations with a government agency.

For 2008, other corporate and unallocated costs were $58.6 million compared with $63.8 million in 2007, a decrease of $5.2 million, or 8%.  The decrease was primarily due to lower asset retirement obligation charges of $3.6 million, primarily related to a reduction in the liability for a former chemical manufacturing location, lower legal and legal-related settlement expenses of $2.9 million, and lower consulting charges of $0.8 million, partially offset by increased management incentive compensation costs of $1.9 million, primarily resulting from mark-to-market adjustments on stock-based compensation.

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

2009 OUTLOOK

Income from continuing operations in the first quarter of 2009 is projected to be in the $0.50 to $0.65 per diluted share range compared with $0.50 per diluted share in the first quarter of 2008.

In Chlor Alkali Products, we have seen a continuation of the weak chlor alkali demand environment experienced in the fourth quarter of 2008 into the first quarter of 2009.  Our visibility into total first quarter 2009 chlor alkali demand is significantly less than we normally experience.  While we have seen improvements in caustic soda pricing for eight consecutive quarters, we have continued to experience weaker chlorine prices.  We expect ECU pricing in the first quarter of 2009 to improve from the fourth quarter of 2008, but less than the $80 increase in ECU pricing experienced sequentially from the third quarter 2008 to the fourth quarter 2008.

Our January 2009 Chlor Alkali Products operating rate was 65% compared to a fourth quarter 2008 operating rate of 67%.  As a result of customer demand, our St. Gabriel, LA facility, which was shutdown for scheduled maintenance in late November 2008, will not resume operations until the current conversion and expansion project is completed, which is expected in the second quarter of 2009.  The St. Gabriel, LA facility represents approximately 10% of our chlorine and caustic soda capacity.  Also, in the first quarter of 2009, our McIntosh, AL facility, including the SunBelt facility, has a scheduled ten-day maintenance outage.

Winchester first quarter 2009 results are expected to be similar to the first quarter of 2008 as improved pricing and volumes are offset by higher commodity costs.

We anticipate that 2009 charges for environmental investigatory and remedial activities will be similar to the 2008 level.

In 2009, we expect defined benefit pension plan income to increase from the 2008 level.  The increase is primarily the result of the absence of the $4.1 million curtailment charges, which were included in 2008, but also reflects the combination of the unfavorable returns on plan assets experienced in 2008, offset by the favorable impact of the 2008 plan curtailments.

We believe the 2009 effective tax rate will be in the 36% to 37% range.

In light of the current economic environment, we continue to evaluate our 2009 capital spending.  Our capital spending in 2008 was approximately $15 million lower than the $190 million to $200 million projected in the third quarter of 2008.  This has increased the amount of carryover spending associated with both the St. Gabriel, LA conversion and expansion project and a major maintenance project at our McIntosh, AL facility.  Based on these factors, we anticipate 2009 capital spending to be no lower than $110 million.  As a result of the high level of 2008 capital spending, we expect 2009 depreciation expense to increase by approximately $10 million from 2008 to approximately $80 million.

ENVIRONMENTAL MATTERS

	2008	2007	2006
	($ in millions)
Cash Outlays:
Remedial and Investigatory Spending (Charged to Reserve)	$23.7	$29.4	$35.9
Recoveries from Third Parties	—	—	(1.2)
Capital Spending	5.2	2.2	3.1
Plant Operations (Charged to Cost of Goods Sold)	22.8	14.2	10.1
Total Cash Outlays	$51.7	$45.8	$47.9

Reserve for Environmental Liabilities:
Beginning Balance	$155.6	$90.8	$102.9
Charges to Income	27.7	37.9	23.8
Remedial and Investigatory Spending	(23.7)	(29.4)	(35.9)
Pioneer Acquired Liabilities	2.1	55.4	—
Currency Translation Adjustments	(2.8)	0.9	—
Ending Balance	$158.9	$155.6	$90.8

Total environmental-related cash outlays in 2008 increased compared to 2007 and 2006 due to the spending associated with plant operations at the acquired Pioneer locations.  Remedial and investigatory spending was lower in 2008 than 2007 and 2006 due to an expansive investigation at a former manufacturing site and the implementation of remedial actions at five other sites in 2007 and 2006.  Total environmental-related cash outlays for 2009 are estimated to be approximately $60 million, of which $35 million is expected to be spent on investigatory and remedial efforts, $3 million on capital projects and $22 million on normal plant operations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

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

In the United States, the establishment and implementation of federal, state, and local standards to regulate air, water and land quality affect substantially all of our manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use, and disposal of hazardous and toxic substances, and remediation of contaminated sites, has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase plant operating costs. Our Canadian facility is governed by federal environmental laws administered by Environment Canada and by provincial environmental laws enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above.  We employ waste minimization and pollution prevention programs at our manufacturing sites.

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $3.2 million at December 31, 2008. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges or credits to income for investigatory and remedial efforts were material to operating results in 2008, 2007, and 2006 and may be material to net income in future years.

Environmental provisions charged to income were as follows:

	2008	2007	2006
	($ in millions)
Charges to Income	$27.7	$37.9	$23.8
Recoveries from Third Parties of Costs Incurred and Expensed in Prior Periods	—	—	(1.2)
Total Provision	$27.7	$37.9	$22.6

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

In conjunction with the acquisition of Pioneer, we assumed their environmental liabilities, which were attributable to nine sites.  Our total estimated environmental liability at the end of 2008, including the Pioneer sites, was attributable to 79 sites, 18 of which were USEPA National Priority List (NPL) sites. Nine sites accounted for 75% of such liability and, of the remaining 70 sites, no one site accounted for more than 2% of our environmental liability. At one of these nine sites a remedial action plan is being implemented. At five of the nine sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage. At one of these nine sites, part of the site is subject to a remedial investigation, part to a remedial action plan, and another part is in the long-term OM&M stage. At one site, part of the site is subject to a remedial action plan and part of the site to long-term OM&M. The one remaining site is in long-term OM&M. All nine sites are either associated with past manufacturing operations or former waste disposal sites. None of the nine largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2008 for future environmental expenditures.

Our Consolidated Balance Sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $158.9 million at December 31, 2008, and $155.6 million at December 31, 2007, of which $123.9 million and $120.6 million, respectively, were classified as other noncurrent liabilities.  As part of the acquisition of Pioneer, we assumed $57.5 million of environmental liabilities associated with their current and past manufacturing operations and former waste disposal sites.  Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $158.9 million included on our consolidated balance sheet at December 31, 2008 for future environmental expenditures, we currently expect to utilize $88.4 million of the reserve for future environmental expenditures over the next 5 years, $20.0 million for expenditures 6 to 10 years in the future, and $50.5 million for expenditures beyond 10 years in the future. These estimates are subject to a number of risks and uncertainties, as described in Item 1A. “Risk Factors—Environmental Costs.”

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $50 million to $60 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2008, we estimate we may have additional contingent environmental liabilities of $50 million in addition to the amounts for which we have already recorded as a reserve.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

Provided By (Used For)	2008	2007	2006
	($ in millions)
Qualified Pension Plan Contributions	$—	$(102.4)	$(80.0)
Cash Provided by Continuing Operations	115.6	98.8	34.8
Cash Provided by Discontinued Operations	—	105.4	29.8
Net Operating Activities	115.6	204.2	64.6
Capital Expenditures	(180.3)	(76.1)	(61.7)
Business Acquired through Purchase Acquisition	—	(426.1)	—
Cash Acquired through Business Acquisition	—	126.4	—
Proceeds from Sale of a Business	—	380.8	—
Net Investing Activities	(156.0)	90.1	(112.2)
Long-Term Debt Repayments, Net	(11.3)	(145.7)	(1.1)
Net Financing Activities	(19.1)	(188.1)	(56.3)

Operating Activities

For 2008, cash provided by operating activities from continuing operations increased by $16.8 million from 2007 primarily due to the $100 million voluntary contribution to our defined benefit pension plan made in 2007 and higher earnings in 2008, mostly offset by increased working capital.  In 2008, working capital increased $97.8 million compared with a decrease of $47.3 million in 2007.  Receivables increased from December 31, 2007 by $9.5 million, as a result of increased selling prices in both our Chlor Alkali and Winchester businesses and improved volumes at Winchester partially offset by lower December 2008 chlorine and caustic soda volumes compared with 2007.  Our days sales outstanding decreased by approximately two days from prior year.  Inventories increased from December 31, 2007 by $25.0 million primarily due to increased ammunition inventories and higher raw material costs in Winchester.  Accounts payable and accrued liabilities decreased from December 31, 2007 by $43.2 million, primarily as a result of payments of retained Metals liabilities.  The 2008 cash from operations was also affected by a $24.6 million increase in cash tax payments.

For 2007, cash provided by operating activities from continuing operations increased $64.0 million from 2006 primarily due to the effect of lower cash tax payments.  The 2007 cash provided by continuing operations was affected by a $41.0 million decrease in cash tax payments.  Working capital decreased $47.3 million in 2007 compared to a decrease of $14.6 million in 2006.  Partially offsetting the decrease in working capital was lower income from continuing operations.  In 2007, cash provided by operating activities included contributions to our pension plans of $102.4 million, compared to an $80.0 million payment in 2006.

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

Capital Expenditures

Capital spending was $180.3 million, $76.1 million, and $61.7 million in 2008, 2007, and 2006, respectively. The increase in 2008 was primarily due to spending of $96.7 million for the St. Gabriel, LA facility conversion and expansion project and increased spending for a major maintenance capital project at our McIntosh, AL facility. Capital spending in 2007 included $9.1 million for the St. Gabriel, LA facility conversion and expansion project and also spending required to increase bleach capacity in our Chlor Alkali Products operations.   Capital spending was 265%, 161%, and 165% of depreciation in 2008, 2007, and 2006, respectively.

In 2009, we expect our capital spending to be no less than $110 million.

During the first quarter of 2007, we entered into a sale/leaseback transaction for chlorine railcars that were acquired in 2005 and 2006. This transaction reduced our fixed assets by approximately $16.0 million.

Investing Activities

On August 31, 2007, we acquired Pioneer and paid cash of $426.1 million.  We also acquired cash of $126.4 million with the Pioneer acquisition.

On November 19, 2007, we completed the sale of the Metals business to Global.  We anticipated net proceeds from the sale of $380.8 million.

During 2007, we sold $50.0 million of short-term investments in corporate debt securities, which were purchased during 2006.

On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars in our Chlor Alkali Products segment that were acquired in 2005 and 2006.  We received proceeds from the sale of $14.8 million.

The 2008, 2007, and 2006 distributions from affiliated companies, net, represented primarily our share of the SunBelt joint venture’s improved operating results, net of cash payments to the affiliates.  Also, included in 2007 was our purchase for cash of $11.6 million for an equity interest in a limited liability company that owns a bleach and related chlor alkali products manufacturing facility.

Financing Activities

In October 2008, $1.5 million of variable rate Mississippi industrial revenue bonds, which were issued in 2005 in conjunction with our relocation of a portion of our Winchester operations to Oxford, MS, were redeemed by us at par value.

In March 2008, we repaid industrial development and environmental improvement tax exempt bonds, which matured totaling $7.7 million that were issued through the parish of Calcasieu, LA and the town of McIntosh, AL.  In January 2008, we repaid the remaining $2.1 million of the 2.75% Convertible Senior Subordinated Notes due 2027 acquired from Pioneer.

During 2007, $117.9 million of the Convertible Notes issued by Pioneer and the related $25.8 million premium were repaid using drawings from our Accounts Receivable Facility and cash.

In July 2006, we issued $125.0 million of 2016 Notes and paid a premium of $18.8 million to the existing note holders in exchange for $125.0 million of 2011 Notes.

During 2008, 2007 and 2006, we issued 947,643; 836,131; and 1,135,948 shares of common stock, respectively, with a total value of $18.1 million, $15.5 million and $19.7 million, respectively, to the Olin CEOP. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.

The percent of total debt to total capitalization decreased to 26.4% at December 31, 2008, from 28.1% at year-end 2007 and 31.8% at year-end 2006.  The 2008 decrease from 2007 was due primarily to a lower level of outstanding debt resulting from repayments and the higher shareholders’ equity resulting from net income offset by the non-cash charge for our pension and other postretirement plans.  The 2007 decrease from year-end 2006 was due primarily to the higher shareholders’ equity resulting from the non-cash credit for our pension and other postretirement plans.

Dividends per common share were $0.80 in 2008, 2007 and 2006. Total dividends paid on common stock amounted to $60.6 million, $59.2 million and $58.1 million in 2008, 2007 and 2006, respectively.

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

LIQUIDITY AND OTHER FINANCING ARRANGEMENTS

Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations and short-term borrowings under our senior revolving credit facility and borrowings under our Accounts Receivable Facility. Historically, we also have had access to the debt and equity markets.

Cash flow from operations is variable as a result of the cyclical nature of our operating results, which have been affected by economic cycles in many of the industries we serve, such as the vinyls, urethanes, and pulp and paper sectors. Cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $17 million annual change in our revenues and pretax profit when we are operating at full capacity.

Since 2006, we held corporate debt securities with a par value of $26.6 million.  On October 1, 2008, the issuer of these debt securities announced it would cease trading and appoint a receiver as a result of financial market turmoil.  The decline in the market value of the assets supporting these debt securities negatively impacted the liquidity of the issuer.  We determined that these debt securities had no fair market value due to the actions taken by the issuer, turmoil in the financial markets, the lack of liquidity of the issuer, and the lack of trading in these debt securities.  Because of the unlikelihood that these debt securities will recover in value, we recorded an after-tax impairment loss of $26.6 million in other (expense) income during the third quarter of 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit was recognized in 2008 for the impairment loss.

In August 2007, we entered into a $35 million letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of equipment and materials for the St. Gabriel, LA facility conversion and expansion project.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced the $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding an additional lending institution.  The senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million through adding a maximum of two additional lending institutions each year.  At December 31, 2008, we had $207.1 million available under this senior revolving credit facility, because we had issued $32.9 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

At December 31, 2008, we had letters of credit of $64.6 million outstanding, of which $32.9 million were issued under our $240 million senior revolving credit facility.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, certain workers compensation insurance policies, and plant closure and post-closure obligations.

In addition to our senior revolving credit facility, we entered into two new credit facilities in June 2007.  On June 26, 2007, we entered into a $100 million Credit Facility and a $150 million Credit Facility.  These commitments were put in place to support the funding of the Pioneer acquisition.  The $100 million Credit Facility matured on the earlier of June 24, 2008, or upon an increase in the lending commitments under our existing senior revolving credit facility and the establishment of an accounts receivable securitization facility, and the $150 million Credit Facility would have matured on June 24, 2008.  In the fourth quarter of 2007, the $100 million Credit Facility expired as all conditions for early termination were met and the $150 million Credit Facility was terminated as we no longer needed the credit commitment.

On July 25, 2007, we established a $250 million, 364-day Accounts Receivable Facility, renewable annually for five years, which expires in July 2012.  As a result of the sale of Metals, the Accounts Receivable Facility was reduced from $250 million to $100 million.  In July 2008, the Accounts Receivable Facility was reduced from $100 million to $75 million.  The $75 million Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  As of December 31, 2008, we had nothing drawn under the Accounts Receivable Facility.  At December 31, 2008, we had $75 million available under the Accounts Receivable Facility based on eligible trade receivables.

Our current debt structure is used to fund our business operations. As of December 31, 2008, we had long-term borrowings, including the current installment, of $252.4 million of which $3.1 million was at variable rates. We have entered into interest rate swaps on $101.6 million of our underlying fixed-rate debt obligations whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank, N.A., a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $11.3 million and are included in other assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the swaps met the criteria to qualify for hedge accounting treatment with no ineffectiveness. In July 2006, we received proceeds of $0.4 million for the termination of a $30.0 million interest rate swap that was a fair value hedge for a portion of the $125.0 million 2011 Notes that were part of the July 2006 debt exchange. Annual maturities of long-term debt are none in 2009 and 2010, $83.5 million in 2011, none in 2012, $11.4 million in 2013 and a total of $157.5 million thereafter. Commitments from banks under our senior revolving credit facility and Accounts Receivable Facility are additional sources of liquidity.

In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  The result was a deferred gain of $8.5 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  We have agreed to pay fixed rates to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

OFF-BALANCE SHEET ARRANGEMENTS

We use operating leases for certain properties, such as railroad cars; distribution, warehousing and office space; and data processing and office equipment. Virtually none of our lease agreements contain escalation clauses or step rent provisions. Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008 are as follows: $32.4 million in 2009, $29.5 million in 2010, $25.7 million in 2011, $21.6 million in 2012, $18.2 million in 2013, and a total of $54.8 million thereafter. Assets under capital leases are not significant. During the first quarter of 2007, we entered into a $16.0 million sale/leaseback transaction for chlorine railcars that were acquired in 2005 and 2006.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract and, under the terms of the contract, we are obligated to make a monthly payment of $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are $2.4 million per year for 2009 through 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2008, our guarantee of these notes was $54.8 million. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Excluding our guarantee of the SunBelt Notes described above, our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations	$252.4	$—	$83.5	$11.4	$157.5
Interest payments under debt obligations and interest rate swap agreements (a)	89.2	14.9	29.6	20.0	24.7
Contingent tax liability (FIN 48)	52.0	6.4	16.7	3.1	25.8
Qualified pension plan contributions(b)	—	—	—	—	—
Non-qualified pension plan payments	56.5	6.9	8.2	13.2	28.2
Postretirement benefit payments	69.7	8.2	14.0	11.0	36.5
Off-Balance Sheet Commitments:
Noncancelable operating leases	182.2	32.4	55.2	39.8	54.8
Purchasing commitments:
Raw materials	34.2	21.6	12.0	0.6	—
Utilities	3.1	2.6	0.4	0.1	—
Total	$739.3	$93.0	$219.6	$99.2	$327.5

(a)           For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2008 and that there are no changes in the rates from those in effect at December 31, 2008 which ranged from 0.95% to 9.125%.

(b)           These amounts are only estimated payments assuming an annual expected rate of return on pension plan assets of 8.5%, and a discount rate on pension plan obligations of 6.25%. These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated. Given the inherent uncertainty as to actual minimum funding requirements for qualified pension plans, no amounts are included in this table for any period beyond one year.  As a result of the asset allocation adjustment, the favorable asset performance in 2006 and 2007, the $100.0 million and $80.0 million voluntary contributions, and the benefits from the plan freeze, offset by the unfavorable performance on plan assets in 2008, based on the current funding requirements, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2009.  See discussion on “Pension Protection Act of 2006” amended by “The Worker, Retiree, and Employer Recovery Act” in “Pension Plans and Retirement Benefits” in the Notes to the Consolidated Financial Statements.

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

We also have standby letters of credit of $64.6 million of which $32.9 million have been issued through our senior revolving credit facility. At December 31, 2008, we had $207.1 million available under our senior revolving credit facility.

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

Goodwill

Goodwill and other intangibles are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Circumstances that could trigger an impairment test include but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates, and comparable company trading multiples. Based on our evaluation prepared in the fourth quarter of 2008, no impairment charge was recorded.

All of our recorded goodwill, which is associated with acquisitions, is included in the Chlor Alkali Products segment.  Given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing during the fourth quarter of 2008, will prove to be an accurate prediction of the future.  If our assumptions regarding forecasted sales or gross margins are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension,” (SFAS No. 106), respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  With the freezing of our defined benefit pension plan for salaried and certain non-bargained hourly employees that became effective January 1, 2008 and the sale of the Metals business, substantially all defined benefit pension plan participants were inactive; therefore, actuarial gains and losses are now being amortized based upon the remaining life expectancy of the inactive plan participants rather than the future service period of the active participants, which was the amortization period used prior to 2008.  At December 31, 2007, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19.0 years; compared to the average remaining service lives of the active employees in the defined benefit pension plan of 10.7 years.  The increase in the amortization period of actuarial losses had the effect of increasing 2008 defined benefit pension income compared to 2007. At December 31, 2008, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years.

One of the key assumptions for the net periodic pension calculation is the expected long-term rate of return on plan assets, used to determine the “market-related value of assets.” (The “market-related value of assets” recognizes differences between the plan’s actual return and expected return over a five year period). The required use of an expected long-term rate of return on the market-related value of plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. As differences between actual and expected returns are recognized over five years, they subsequently generate gains and losses that are subject to amortization over the average remaining life expectancy of the inactive plan participants, as described in the preceding paragraph.

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

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events. For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have decreased or increased, respectively, the 2008 pension income by approximately $15.0 million. Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2008 and the projected benefit obligation as of December 31, 2008 would have decreased pension income by $0.8 million and increased the projected benefit obligation by $79.0 million. A 50-basis point increase in the discount rate used to calculate pension income for 2008 and the projected benefit obligation as of December 31, 2008 would have increased pension income by $1.9 million and decreased the projected benefit obligation by $79.0 million. For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans and Retirement Benefits” in the Notes to the Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132R-1), an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (SFAS No. 132R).  This position will require more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This position becomes effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this position are not required for earlier periods that are presented for comparative purposes.  We are currently evaluating the disclosure requirements of this new position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS No. 161), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133).  The statement requires enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It requires more robust qualitative disclosures and expanded quantitative disclosures.  This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We will adopt the provisions of SFAS No. 161 in 2009, which will require additional disclosure in our 2009 financial statements.  The adoption of this statement will not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (SFAS No. 141R).  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer.  Under this statement, all business combinations will be accounted for by applying the acquisition method.  This statement became effective for us on January 1, 2009 and will be applied to business combinations occurring after the effective date.  Earlier application was prohibited.  The effect of the adoption of SFAS No. 141R on our financial statements will be on adjustments made to pre-acquisition Pioneer income tax contingencies, which will no longer be reflected as an adjustment to goodwill but recognized through income tax expense beginning in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS No. 160).  This statement will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  This statement became effective for us on January 1, 2009.  Earlier application was prohibited.  This statement was applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide additional required disclosures.  The adoption of SFAS No. 160 did not have a material effect on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis was delayed by one year.   Nonfinancial assets and nonfinancial liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination, and intangible assets and goodwill tested annually for impairment.  We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on January 1, 2008, which required additional disclosure in our financial statements.  The partial adoption of this statement did not have a material impact on our financial statements. We adopted the remaining provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009.  The adoption of the remaining provisions of this statement did not have a material impact on our financial statements.

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

DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133 required an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. SFAS No. 133 required that all derivative instruments be recorded on the balance sheet at their fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings. For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive loss until the hedged item is recognized in earnings. Ineffective portions are recognized currently in earnings. Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.  All derivatives recognized in earnings impact the expense line item on our Consolidated Statement of Operations that is consistent with the nature of the underlying hedged item.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2008, we had no forward contracts to buy or to sell foreign currencies. At December 31, 2007, we had forward contracts to sell foreign currencies with a fair value of $3.3 million and no forward contracts to buy foreign currencies.  Foreign currency exchange gains, net of taxes, were $1.4 million and $0.3 million in 2008 and 2006, respectively.  Foreign currency exchange losses, net of taxes, were $1.4 million in 2007.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged. Losses on settled futures contracts were $8.2 million, ($5.0 million, net of taxes) and $6.6 million, ($4.1 million, net of taxes) in 2008 and 2006, respectively, which were included in cost of goods sold. Gains on settled futures contracts were $23.4 million, ($14.3 million, net of taxes), in 2007, which were included in cost of goods sold.  At December 31, 2008, we had open positions in futures contracts through 2012 totaling $84.0 million (2007—$66.4 million). If all open futures contracts had been settled on December 31, 2008, we would have recognized a pretax loss of $40.9 million.

At December 31, 2008, accumulated other comprehensive loss included a loss, net of taxes, in fair value on commodity forward contracts of $25.0 million.  If commodity prices were to remain at the levels they were at December 31, 2008, approximately $19.3 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependant on commodity prices when the forecasted transactions occur.  At December 31, 2007, accumulated other comprehensive loss included a gain, net of taxes, in fair value on commodity forward contracts of $1.0 million.

The fair value of our derivative asset and liability balances were:

	December 31,
	2008	2007
	($ in millions)
Other Current Assets	$—	$1.5
Other Assets	11.3	6.6
Total Derivative Asset	$11.3	$8.1
Accrued Liabilities	$40.9	$0.3
Long-Term Debt	11.3	6.6
Total Derivative Liability	$52.2	$6.9

The ineffective portion of changes in fair value resulted in zero, $(0.1) million and $0.1 million (charged) credited to earnings for the years ended December 31, 2008, 2007 and 2006, respectively.

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting. The effect on operating results of items not qualifying for hedge accounting for 2008, 2007, and 2006 was not material to earnings.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment products are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of December 31, 2008, we maintained open positions on futures contracts totaling $84.0 million ($66.4 million at December 31, 2007). Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, we would experience an $8.4 million ($6.6 million at December 31, 2007) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on investing activity is not material to our consolidated financial position, results of operations, or cash flows. Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility and our Accounts Receivable Facility are sources of liquidity. As of December 31, 2008, we had long-term borrowings of $252.4 million ($259.0 million at December 31, 2007) of which $3.1 million ($4.7 million at December 31, 2007) was issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $101.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  The result was a deferred gain of $8.5 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  We have agreed to pay fixed rates to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.

Assuming no changes in the $104.7 million of variable-rate debt levels from December 31, 2008, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2008 would impact annual interest expense by $1.0 million.

The following table reflects the swap activity related to certain debt obligations as of December 31, 2008:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2008 Floating Rate
	($ in millions)
9.125%, due 2011	$50.0	December 2001	5.79%
9.125%, due 2011	$25.0	March 2002	4-5	%(a)
Industrial development and environmental improvement obligations at interest rates of 6.625% to 6.75%, due 2016-2017	$21.1	March 2002	4.09%
___________________________	$5.5	March 2002	4.23%

(a)           Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $2.5 million, $0.6 million and $1.3 million in 2008, 2007, and 2006, respectively.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework to guide our analysis and assessment. Based on our assessment as of December 31, 2008, the company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accountants, KPMG, LLP, have audited and issued a report on our internal controls over financial reporting, which appears in this Form 10-K.

/s/ Joseph D. Rupp
Chairman, President and Chief Executive Officer

/s/ John E. Fischer
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Olin Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Olin Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Olin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

As discussed in note “Accounting Policies” to the consolidated financial statements, Olin Corporation adopted the provisions of Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007, adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, in 2006, and adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2006.

/s/ KPMG LLP

St. Louis, Missouri
February 24, 2009

CONSOLIDATED BALANCE SHEETS
December 31
($ in millions, except share data)

	2008	2007
Assets
Current Assets:
Cash and Cash Equivalents	$246.5	$306.0
Short-Term Investments	—	26.6
Receivables, Net:
Trade	195.9	187.8
Other	17.1	14.2
Inventories	131.4	106.7
Current Deferred Income Taxes	68.5	71.3
Other Current Assets	32.9	14.7
Total Current Assets	692.3	727.3
Property, Plant and Equipment, Net	629.9	503.6
Deferred Income Taxes	46.8	—
Prepaid Pension Costs	—	139.7
Other Assets	70.8	58.9
Goodwill	301.9	301.9
Total Assets	$1,741.7	$1,731.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Current Installments of Long-Term Debt	$—	$9.8
Accounts Payable	145.6	150.6
Income Taxes Payable	2.2	3.1
Accrued Liabilities	274.0	244.7
Total Current Liabilities	421.8	408.2
Long-Term Debt	252.4	249.2
Accrued Pension Liability	51.5	50.5
Deferred Income Taxes	6.5	30.0
Other Liabilities	304.5	329.8
Total Liabilities	1,036.7	1,067.7

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share:
Authorized, 120,000,000 Shares;	77.3	74.5
Issued and Outstanding 77,304,344 Shares (74,504,054 in 2007)
Additional Paid-In Capital	801.6	742.0
Accumulated Other Comprehensive Loss	(269.4)	(151.2)
Retained Earnings (Accumulated Deficit)	95.5	(1.6)
Total Shareholders’ Equity	705.0	663.7
Total Liabilities and Shareholders’ Equity	$1,741.7	$1,731.4

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
($ in millions, except per share data)

	2008	2007	2006
Sales	$1,764.5	$1,276.8	$1,039.7
Operating Expenses:
Cost of Goods Sold	1,377.2	1,035.5	792.2
Selling and Administration	137.3	129.2	128.7
Other Operating Income	1.2	1.9	6.7
Operating Income	251.2	114.0	125.5
Earnings of Non-consolidated Affiliates	39.4	46.0	45.3
Interest Expense	13.3	22.1	20.3
Interest Income	6.2	11.6	11.6
Other (Expense) Income	(26.0)	1.2	1.1
Income from Continuing Operations before Taxes	257.5	150.7	163.2
Income Tax Provision	99.8	49.9	39.5
Income from Continuing Operations	157.7	100.8	123.7
Discontinued Operations:
Income from Discontinued Operations, Net	—	29.0	26.0
Loss on Disposal of Discontinued Operations, Net	—	(139.0)	—
Net Income (Loss)	$157.7	$(9.2)	$149.7

Basic Income (Loss) per Common Share:
Income from Continuing Operations	$2.08	$1.36	$1.70
Income from Discontinued Operations, Net	—	0.39	0.36
Loss on Disposal of Discontinued Operations, Net	—	(1.87)	—
Net Income (Loss)	$2.08	$(0.12)	$2.06

Diluted Income (Loss) per Common Share:
Income from Continuing Operations	$2.07	$1.36	$1.70
Income from Discontinued Operations, Net	—	0.39	0.36
Loss on Disposal of Discontinued Operations, Net	—	(1.87)	—
Net Income (Loss)	$2.07	$(0.12)	$2.06

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in millions, except per share data)

	Common Stock
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at January 1, 2006	71,875,375	$71.9	$683.8	$(304.4)	$(24.7)	$426.6
Comprehensive Income:
Net Income	—	—	—	—	149.7	149.7
Translation Adjustment	—	—	—	1.2	—	1.2
Net Unrealized Gains	—	—	—	3.5	—	3.5
Minimum Pension Liability Adjustment, Net	—	—	—	54.5	—	54.5
Comprehensive Income						208.9
Adoption of SFAS No. 158	—	—	—	(73.3)	—	(73.3)
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(58.1)	(58.1)
Common Stock Issued for:
Stock Options Exercised	240,075	0.2	4.2	—	—	4.4
Employee Benefit Plans	1,135,948	1.1	18.6	—	—	19.7
Other Transactions	71,192	0.1	0.9	—	—	1.0
Stock-Based Compensation	—	—	14.1	—	—	14.1
Balance at December 31, 2006	73,322,590	73.3	721.6	(318.5)	66.9	543.3
Comprehensive Income:
Net Loss	—	—	—	—	(9.2)	(9.2)
Translation Adjustment	—	—	—	7.1	—	7.1
Net Unrealized Losses	—	—	—	(5.0)	—	(5.0)
Pension and Postretirement Liability Adjustment, Net	—	—	—	138.3	—	138.3
Amortization of Prior Service Costs and Actuarial Losses, Net	—	—	—	26.9	—	26.9
Comprehensive Income						158.1
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(59.2)	(59.2)
Common Stock Issued for:
Stock Options Exercised	241,758	0.2	5.1	—	—	5.3
Employee Benefit Plans	836,131	0.9	14.6	—	—	15.5
Other Transactions	103,575	0.1	1.8	—	—	1.9
Stock-Based Compensation	—	—	(1.1)	—	—	(1.1)
Cumulative Effect of Accounting Change	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2007	74,504,054	74.5	742.0	(151.2)	(1.6)	663.7
Comprehensive Income:
Net Income	—	—	—	—	157.7	157.7
Translation Adjustment	—	—	—	(3.9)	—	(3.9)
Net Unrealized Losses	—	—	—	(26.0)	—	(26.0)
Pension and Postretirement Liability Adjustment, Net	—	—	—	(99.4)	—	(99.4)
Amortization of Prior Service Costs and Actuarial Losses, Net	—	—	—	11.1	—	11.1
Comprehensive Income						39.5
Dividends Paid:
Common Stock ($0.80 per share)	—	—	—	—	(60.6)	(60.6)
Common Stock Issued for:
Stock Options Exercised	1,757,276	1.8	35.6	—	—	37.4
Employee Benefit Plans	947,643	0.9	17.2	—	—	18.1
Other Transactions	95,371	0.1	2.1	—	—	2.2
Stock-Based Compensation	—	—	4.7	—	—	4.7
Balance at December 31, 2008	77,304,344	$77.3	$801.6	$(269.4)	$95.5	$705.0

The accompanying Notes to Consolidated Financial Statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
($ in millions)
	2008	2007	2006
Operating Activities
Net Income (Loss)	$157.7	$(9.2)	$149.7
Loss (Income) from Discontinued Operations, Net	—	110.0	(26.0)
Adjustments to Reconcile Net Income (Loss) to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(39.4)	(46.0)	(45.3)
Other Operating Income—Gains on Disposition of Real Estate	—	—	(0.7)
Stock-Based Compensation	6.3	4.9	5.6
Depreciation and Amortization	69.6	48.0	37.8
Deferred Taxes	11.0	(17.0)	(28.0)
Qualified Pension Plan Contributions	—	(102.4)	(80.0)
Qualified Pension Plan (Income) Expense	(11.6)	14.4	27.8
Impairment of Investment in Corporate Debt Securities	26.6	—	—
Common Stock Issued under Employee Benefit Plans	2.7	1.9	2.4
Change in Assets and Liabilities Net of Purchase and Sale of Businesses:
Receivables	(9.5)	(7.7)	(5.0)
Inventories	(25.0)	1.4	(2.7)
Other Current Assets	(18.2)	0.7	(4.3)
Accounts Payable and Accrued Liabilities	(43.2)	53.2	45.2
Income Taxes Payable	(1.9)	(0.3)	(18.6)
Other Assets	3.8	8.8	11.7
Other Noncurrent Liabilities	(14.5)	38.6	(34.3)
Other Operating Activities	1.2	(0.5)	(0.5)
Cash Provided by Continuing Operations	115.6	98.8	34.8
Discontinued Operations:
(Loss) Income from Discontinued Operations, Net	—	(110.0)	26.0
Loss on Disposal of Discontinued Operations	—	160.0	—
Operating Activities from Discontinued Operations	—	55.4	3.8
Cash Provided by Discontinued Operations	—	105.4	29.8
Net Operating Activities	115.6	204.2	64.6
Investing Activities
Capital Expenditures	(180.3)	(76.1)	(61.7)
Business Acquired in Purchase Transaction	—	(426.1)	—
Cash Acquired through Business Acquisition	—	126.4	—
Proceeds from Sale (Purchase) of Short-Term Investments	—	50.0	(76.6)
Proceeds from Sale/Leaseback of Equipment	—	14.8	—
Distributions from Affiliated Companies, Net	27.6	25.4	44.0
Other Investing Activities	(3.3)	2.2	1.2
Cash Used for Continuing Operations	(156.0)	(283.4)	(93.1)
Discontinued Operations:
Proceeds from Sale of a Business	—	380.8	—
Investing Activities from Discontinued Operations	—	(7.3)	(19.1)
Cash Provided by (Used for) Discontinued Operations	—	373.5	(19.1)
Net Investing Activities	(156.0)	90.1	(112.2)
Financing Activities
Long-Term Debt:
Borrowings	—	180.0	—
Repayments	(11.3)	(325.7)	(1.1)
Issuance of Common Stock	15.4	13.6	17.3
Stock Options Exercised	31.9	4.2	3.6
Excess Tax Benefits from Stock Options Exercised	5.5	1.1	0.8
Dividends Paid	(60.6)	(59.2)	(58.1)
Deferred Debt Issuance Costs	—	(2.1)	(18.8)
Net Financing Activities	(19.1)	(188.1)	(56.3)
Net (Decrease) Increase in Cash and Cash Equivalents	(59.5)	106.2	(103.9)
Cash and Cash Equivalents, Beginning of Year	306.0	199.8	303.7
Cash and Cash Equivalents, End of Year	$246.5	$306.0	$199.8
Cash Paid for Interest and Income Taxes:
Interest	$15.9	$19.2	$19.5
Income Taxes, Net of Refunds	$79.0	$54.4	$95.4

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

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to Global.  The transaction closed on November 19, 2007.  Accordingly, for all periods presented prior to the sale, the operating results and cash flows are reported as discontinued operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively.

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

Basis of Presentation

The consolidated financial statements include the accounts of Olin Corporation and all majority-owned subsidiaries. Investment in our 50% owned affiliates are accounted for on the equity method. Accordingly, we include only our share of earnings or losses of these affiliates in consolidated net income. Certain reclassifications were made to prior year amounts to conform to the 2008 presentation, including the reclassification of certain deferred tax amounts.

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

Cost of Goods Sold and Selling and Administration Expenses

Cost of Goods Sold includes the costs of inventory sold, related purchasing, distribution and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs. Selling and Administration expenses include personnel costs associated with sales, marketing and administration, research and development, legal and legal-related costs, consulting and professional services fees, advertising expenses, and other similar costs and foreign currency translation.

Other Operating Income

Other Operating Income consists of miscellaneous operating income items, which are related to our business activities, and gains (losses) on disposition of property, plant and equipment. Other Operating Income for 2008 included $1.0 million for a portion of a 2007 gain realized on an intangible asset sale in Chlor Alkali Products, which is recognized ratably through 2012, $0.9 million for a portion of a gain realized on the sale of equipment, which is recognized ratably through June 2009, and $0.2 million of a gain on the disposition of land associated with a former manufacturing facility.  These gains were partially offset by a loss of $0.9 million on the disposition of property, plant and equipment.  Other Operating Income for 2007 included the receipt of a $1.3 million contingent payment associated with a 1995 divestiture and $0.6 million for a portion of a 2007 gain realized on an intangible asset sale in Chlor Alkali Products, which is be recognized ratably through 2012.  Other Operating Income for 2006 of $6.7 million included a $6.0 million insurance recovery for business interruption experienced in our Chlor Alkali Products operations during 2005 and early 2006 and a $0.7 million gain on the disposition of a former manufacturing plant.

Other (Expense) Income

Other (Expense) Income consists of non-operating income items which are not related to our primary business activities.  Other (Expense) Income for 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.

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

Short-Term Investments

We classify our marketable securities as available-for-sale which are reported at fair market value with unrealized gains and losses included in Accumulated Other Comprehensive Loss, net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Realized gains and losses on sales of investments, as determined on the specific identification method, and declines in value of securities judged to be other-than-temporary are included in Other (Expense) Income in the Consolidated Statements of Operations. Interest and dividends on all securities are included in Interest Income and Other (Expense) Income, respectively.

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

Property, Plant and Equipment

Property, Plant and Equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets.  Interest costs incurred to finance expenditures for major long-term construction projects are capitalized as part of the historical cost and included in property, plant and equipment and are depreciated over the useful lives of the related assets.  Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Start-up costs are expensed as incurred.  Expenditures for maintenance and repairs are charged to expense when incurred while the costs of significant improvements, which extend the useful life of the underlying asset, are capitalized.

Asset Retirement Obligations

We record the fair value of an asset retirement obligation associated with the retirement of a tangible long-lived asset as a liability in the period incurred.  Asset retirement obligations are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that changes underlying retirement assumptions may have occurred.

In conjunction with the acquisition of Pioneer, we assumed asset retirement obligations of $23.6 million and acquired related assets of $4.1 million primarily related to production technology and building materials obligations.

The activity of our asset retirement obligation was as follows:

	2008	2007
	($ in millions)
Beginning Balance	$71.4	$48.2
Accretion	5.1	3.9
Spending	(6.2)	(2.8)
Currency translation adjustments	(1.7)	—
Pioneer acquisition	4.5	19.1
Adjustments	(1.0)	3.0
Ending Balance	$72.1	$71.4

At December 31, 2008 and 2007, our Consolidated Balance Sheets included an asset retirement obligation of $46.6 million and $61.3 million, respectively, which were classified as other noncurrent liabilities.

In 2008, we had net adjustments that decreased the asset retirement obligation by $1.0 million.  These adjustments were primarily comprised of a decrease in the estimated liabilities by $2.9 million, primarily based on a higher probability of reducing the retirement obligation at a former chemical location than was previously assessed, partially offset by an increase of $1.9 million in estimated costs for certain assets.

In 2007, we had net adjustments that increased the asset retirement obligation by $3.0 million.  The adjustments were primarily comprised of an increase of $1.8 million based on a higher probability of an earlier retirement of certain assets and an increase of $2.6 million in estimated costs for certain assets, partially offset by a decrease of $1.2 million based on a lower probability of an estimated liability occurring than was previously assessed.

Comprehensive Income (Loss)

Accumulated Other Comprehensive Loss consists of foreign currency translation adjustments, pension and postretirement liability adjustments, net unrealized gains (losses) on derivative contracts, and net unrealized gains (losses) on marketable securities. We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings for foreign subsidiaries.

Goodwill

Goodwill is not amortized, but is reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. Circumstances that could trigger an impairment test include but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates and comparable company trading multiples.  An impairment would be recorded if the carrying amount exceeded the estimated fair value. No impairment charges were recorded for 2008, 2007, or 2006.

All of our recorded goodwill, which is associated with acquisitions, is included in the Chlor Alkali Products segment.  Given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing during the fourth quarter of 2008, will prove to be an accurate prediction of the future.  If our assumptions regarding forecasted sales or gross margins are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Other Assets

    Included in Other Assets were the following:

	December 31,
	2008	2007
	($ in millions)
Investments in non-consolidated affiliates	$19.0	$7.2
Intangible assets (less accumulated amortization of $2.0 million and $0.5 million, respectively)	18.2	19.7
Deferred debt issuance costs	16.3	18.8
Interest rate swaps	11.3	6.6
Other	6.0	6.6
	$70.8	$58.9

The August 31, 2007 valuation of identifiable intangible assets that were obtained from the Pioneer acquisition included $19.0 million associated with customers, customer contracts and relationships, and $1.2 million associated with internally developed and purchased software.  These assets will be amortized over fifteen years and five years, respectively, on a straight-line basis.   Amortization expense was $1.5 million and $0.5 million in 2008 and 2007, respectively. Intangible assets are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

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

Discontinued Operations

We present the results of operations, financial position and cash flows that have either been sold or that meet the criteria for "held for sale" accounting as discontinued operations. At the time an operation qualifies for “held for sale” accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets “held for sale” accounting. Management judgment is required to assess the criteria required to meet “held for sale” accounting, and estimate fair value. Changes to the operation could cause it to no longer qualify for “held for sale” accounting and changes to fair value could result in an increase or decrease to previously recognized losses.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. At December 31, 2008, we had no forward contracts to buy or to sell foreign currencies. At December 31, 2007, we had forward contracts to sell foreign currencies with a fair value of $3.3 million and no forward contracts to buy foreign currencies.  Foreign currency exchange gains, net of taxes, were $1.4 million and $0.3 million in 2008 and 2006, respectively.  Foreign currency exchange losses, net of taxes, were $1.4 million in 2007.

We use cash flow hedges for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations. We use interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged. Losses on settled futures contracts were $8.2 million, ($5.0 million, net of taxes) and $66.6 million, ($4.1 million, net of taxes) in 2008 and 2006, respectively, which were included in Cost of Goods Sold.  Gains on settled futures contracts were $23.4 million ($14.3 million, net of taxes) in 2007, which were included in Cost of Goods Sold.  At December 31, 2008, we had open positions in futures contracts through 2012 totaling $84.0 million (2007—$66.4 million). If all open futures contracts had been settled on December 31, 2008, we would have recognized a pretax loss of $40.9 million.

At December 31, 2008, Accumulated Other Comprehensive Loss included a loss, net of taxes, in fair value on commodity forward contracts of $25.0 million.  If commodity prices were to remain at the levels they were at December 31, 2008, approximately $19.3 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependant on commodity prices when the forecasted transactions occur.  At December 31, 2007, Accumulated Other Comprehensive Loss included a gain, net of taxes, in fair value of commodity forward contracts of $1.0 million.

The fair value of our derivative asset and liability balances were:

	December 31,
	2008	2007
	($ in millions)
Other Current Assets	$—	$1.5
Other Assets	11.3	6.6
Total derivative asset	$11.3	$8.1
Accrued Liabilities	$40.9	$0.3
Long-Term Debt	11.3	6.6
Total derivative liability	$52.2	$6.9

The ineffective portion of changes in fair value resulted in zero, $(0.1) million and $0.1 million (charged) credited to earnings for the years ended December 31, 2008, 2007, and 2006, respectively.

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting. The effect on operating results of items not qualifying for hedge accounting for 2008, 2007 and 2006 was not material to earnings.

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

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities. At December 31, 2008, the estimated fair value of debt was $221.0 million (2007—$265.0 million), which compares to debt recorded on the balance sheet of $252.4 million and $259.0 million at December 31, 2008 and 2007, respectively.  The lower fair value of debt as of December 31, 2008 was due to the adverse conditions in the overall credit and financial markets experienced in 2008.  The estimated fair values of currency forward contracts are based on quoted market prices for contracts with similar terms.

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by SFAS No. 87 and SFAS No. 106, respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  With the freezing of our defined benefit pension plan for salaried and certain non-bargained hourly employees that became effective January 1, 2008 and the sale of the Metals business, substantially all defined benefit pension plan participants were inactive; therefore, actuarial gains and losses are now being amortized based upon the remaining life expectancy of the inactive plan participants rather than the future service period of the active participants, which was the amortization period used prior to 2008.  At December 31, 2007, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years; compared to the average remaining service lives of the active employees in the defined benefit pension plan of 10.7 years.  At December 31, 2008, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years.

One of the key assumptions for the net periodic pension calculation is the expected long-term rate of return on plan assets, used to determine the “market-related value of assets.” The “market-related value of assets” recognizes differences between the plan’s actual return and expected return over a five year period. The required use of an expected long-term rate of return on the market-related value of plan assets may result in a recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. As differences between actual and expected returns are recognized over five years, they subsequently generate gains and losses that are subject to amortization over the average remaining life expectancy of the inactive plan participants, as described in the preceding paragraph.

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

Effective December 31, 2006, we adopted SFAS No. 158. As a result, we recorded after-tax charges of $39.7 million and $33.6 million for pension and other postretirement plans, respectively, ($65.0 million and $55.0 million pretax, respectively) to Accumulated Other Comprehensive Loss.  Beginning in 2007, under SFAS No. 158, the amortization of prior service costs, recognized actuarial gains (losses) and curtailments, which are components of net periodic benefit costs, are recorded to Accumulated Other Comprehensive Loss.

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

Assumptions

The fair value of each option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	2008	2007	2006
Dividend yield	4.34%	4.37%	4.36%
Risk-free interest rate	3.21%	4.81%	4.55%
Expected volatility	32%	35%	35%
Expected life (years)	7.0	7.0	7.0
Grant fair value (per option)	$4.52	$4.46	$5.50

Dividend yield was based on a historical average.  Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options. Expected volatility was based on our historical stock price movements, and we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant was based on historical exercise and cancellation patterns, and we believe that historical experience is the best estimate for future exercise patterns.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FSP FAS 132R-1, an amendment of SFAS No. 132R.  This position will require more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This position becomes effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this position are not required for earlier periods that are presented for comparative purposes.  We are currently evaluating the disclosure requirements of this new position.

In March 2008, the FASB issued SFAS No. 161, an amendment to SFAS No. 133.  The statement requires enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It requires more robust qualitative disclosures and expanded quantitative disclosures.  This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We will adopt the provisions of SFAS No. 161 in 2009, which will require additional disclosure in our 2009 financial statements.  The adoption of this statement will not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R.  This statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires additional disclosures by the acquirer.  Under this Statement, all business combinations will be accounted for by applying the acquisition method.  This statement became effective for us on January 1, 2009 and will be applied to business combinations occurring after the effective date.  Earlier application was prohibited.  The effect of the adoption of SFAS No. 141R on our financial statements will be on adjustments made to pre-acquisition Pioneer income tax contingencies, which will no longer be reflected as an adjustment to goodwill but recognized through income tax expense beginning in 2009.

In December 2007, the FASB issued SFAS No. 160.  This statement will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  This statement became effective for us on January 1, 2009.  Earlier application was prohibited.  This statement was applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide additional required disclosures.  The adoption of SFAS No. 160 did not have a material effect on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157. This statement does not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis was delayed by one year.  Nonfinancial assets and nonfinancial liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination, and intangible assets and goodwill tested annually for impairment.  We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on January 1, 2008, which required additional disclosure in our financial statements.  The partial adoption of this statement did not have a material impact on our financial statements. We adopted the remaining provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009.  The adoption of the remaining provisions of this statement did not have a material impact on our financial statements.

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

ACQUISITIONS

On August 31, 2007, we acquired Pioneer, a manufacturer of chlorine, caustic soda, bleach, sodium chlorate, and hydrochloric acid.  Pioneer owned and operated four chlor-alkali plants and several bleach manufacturing facilities in North America.  Under the merger agreement, each share of Pioneer common stock was converted into the right to receive $35.00 in cash, without interest.  The aggregate purchase price for all of Pioneer’s outstanding shares of common stock, together with the aggregate payment due to holders of options to purchase shares of common stock of Pioneer, was $426.1 million, which includes direct fees and expenses.  We financed the merger with cash and $110.0 million of borrowings against our Accounts Receivable Facility.  At the date of acquisition, Pioneer had cash and cash equivalents of $126.4 million.  We assumed $120.0 million of Pioneer’s convertible debt which was redeemed in the fourth quarter of 2007 and January 2008.  We paid a conversion premium of $25.8 million on the Pioneer convertible debt.

For segment reporting purposes, Pioneer has been included in Chlor Alkali Products.  Our results for 2008 and 2007 included $552.7 million and $183.6 million, respectively, of Pioneer sales and $101.9 million and $29.2 million, respectively, of Pioneer segment income.

We finalized our purchase price allocation during 2008.  The adjustments to the purchase price allocation were primarily the result of finalizing estimates for environmental expenditures to investigate and remediate known sites and asset retirement obligations, partially offset by a resolution of certain tax audit issues.  These adjustments resulted in no change to goodwill.  The following table summarizes the final allocation of the purchase price to Pioneer’s assets and liabilities:

August 31, 2007
($ in millions)
Total current assets	$222.7
Property, plant and equipment	238.1
Other assets	30.1
Goodwill	301.9
Total assets acquired	792.8
Total current liabilities	(72.6)
Long-term debt	(147.7)
Deferred income taxes	(14.8)
Other liabilities	(131.6)
Total liabilities assumed	(366.7)
Net assets acquired	$426.1
Included in total current assets is cash and cash equivalents of $126.4 million.  Included in other liabilities are liabilities for future environmental expenditures to investigate and remediate known sites of $57.5 million, liabilities for unrecognized tax benefits of $29.3 million, accrued pension and postretirement liabilities of $15.0 million, asset retirement obligations of $23.6 million and other liabilities of $6.2 million.

During the fourth quarter of 2007, we completed our valuation of identifiable intangible assets that resulted from the Pioneer acquisition.  We allocated $19.0 million of purchase price to intangible assets relating to customers, customer contracts and relationships, which management estimates to have a useful life of fifteen years, and $1.2 million to intangible assets associated with internally developed and purchased software, which management estimates to have a useful life of five years.  These identifiable intangible assets were included in Other Assets.

Based on the valuation, $301.9 million was assigned to goodwill.  None of the goodwill is deductible for tax purposes.  The goodwill represents the portion of the purchase price that is in excess of the fair values of the other net assets acquired.  The primary reason for the acquisition and the principal factors that contributed to a Pioneer purchase price that resulted in the recognition of goodwill are the cost savings available from the combination of the two businesses, the geographic diversification the Pioneer locations provide us, and the strengthened position in the industrial bleach segment.  The cost-saving opportunities included the elimination of duplicate administrative activities and improved operational efficiencies in logistics, purchasing, and manufacturing.

Goodwill recorded in the acquisition is not amortized but will be reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

On March 12, 2008, we announced that, in connection with our plans to streamline our Chlor Alkali Products manufacturing operations in Canada in order to serve our customer base in a more cost effective manner, we would close the acquired Dalhousie, New Brunswick, Canada chlorine, caustic soda, sodium chlorate, and bleach operations.  We substantially completed the closure of the Dalhousie facility by June 30, 2008.  We expect to incur cash expenditures of $2.5 million associated with the shutdown, which were previously included in current liabilities on the August 31, 2007 balance sheet.  We have paid $1.8 million of costs associated with this shutdown as of December 31, 2008.

The following pro forma summary presents the condensed statements of operations as if the acquisition of Pioneer had occurred at the beginning of each period (unaudited):

	Years ended December 31,
	2007	2006
	($ in millions, except per share data)
Sales	$1,625.0	$1,565.4
Income from continuing operations	116.1	187.0
Net income	6.1	213.0
Income from continuing operations per common share:
Basic	$1.57	$2.58
Diluted	1.56	2.57
Net income per common share:
Basic	$0.08	$2.93
Diluted	0.08	2.93

The pro forma statements of operations include an increase to interest expense of $4.3 million and $6.4 million for 2007 and 2006, respectively.  This adjustment is calculated assuming that our borrowings of $110.0 million at an interest rate of 5.76% at the time of the merger were outstanding from January 1, 2006.  The pro forma statements of operations use estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information does not reflect any cost savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.  The 2006 income from continuing operations included a gain of $22.6 million from the sale at the Pioneer Henderson, NV facility of approximately 60 acres of vacant land adjacent to the chlor alkali plant.

DISCONTINUED OPERATIONS

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to Global for $400 million, payable in cash.  The price received was subject to a customary working capital adjustment.  The transaction closed on November 19, 2007.  We recognized a pretax loss of $160.0 million partially offset by a $21.0 million income tax benefit, resulting in a net loss on disposal of discontinued operations of $139.0 million.  The loss on disposal of discontinued operations included a pension curtailment charge of $6.9 million, other postretirement benefits curtailment credit of $1.1 million, and transaction fees of $24.6 million.   The final loss recognized related to this transaction will be dependent upon the final determination of the value of working capital in the business.  The loss on the disposal, which included transaction costs, reflected a book value of the Metals business of approximately $564 million and a tax basis of approximately $396 million.  The difference between the book and tax values of the business reflected primarily goodwill of $75.8 million and intangibles of $10.4 million.  Based on an estimated working capital adjustment, we anticipated net cash proceeds from the transaction of $380.8 million, which was in addition to the $98.1 million of after-tax cash flow realized from the operation of Metals during 2007.

In April 2008, we and Global entered into a binding arbitration regarding the final working capital adjustment.  The arbitration is expected to be concluded in 2009.

The Metals business was a reportable segment comprised of principal manufacturing facilities in East Alton, IL and Montpelier, OH.  Metals produced and distributed copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip.  Sales for the Metals business were $1,891.7 million and $2,112.1 million for the period of our ownership in 2007 and 2006, respectively.  Intersegment sales of $81.4 million and $69.1 million for the period of our ownership in 2007 and 2006, respectively, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals sales.  In conjunction with the sale of the Metals business, Winchester agreed to purchase the majority of its ammunition cartridge case cups and copper-based strip requirements from Global under a multi-year agreement with pricing, terms, and conditions which approximate market.  The Metals business employed approximately 2,900 hourly and salaried employees.  The results of operations from the Metals business have been presented as discontinued operations for all periods presented.

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

	Years ended December 31,
Computation of Income (Loss) per Share	2008	2007	2006
	($ and shares in millions, except per share data)
Income from continuing operations	$157.7	$100.8	$123.7
Discontinued Operations:
Income from discontinued operations, net	—	29.0	26.0
Loss on disposal of discontinued operations, net	—	(139.0)	—
Net income (loss)	$157.7	$(9.2)	$149.7
Basic shares	75.8	74.0	72.6
Basic Income (Loss) per Share:
Income from continuing operations	$2.08	$1.36	$1.70
Income from discontinued operations, net	—	0.39	0.36
Loss on disposal of discontinued operations, net	—	(1.87)	—
Net income (loss)	$2.08	$(0.12)	$2.06
Diluted shares:
Basic shares	75.8	74.0	72.6
Stock-based compensation	0.3	0.3	0.2
Diluted shares	76.1	74.3	72.8
Diluted Income (Loss) per Share:
Income from continuing operations	$2.07	$1.36	$1.70
Income from discontinued operations, net	—	0.39	0.36
Loss on disposal of discontinued operations, net	—	(1.87)	—
Net income (loss)	$2.07	$(0.12)	$2.06

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

Allowance for doubtful accounts receivable consisted of the following:

	2008	2007
	($ in millions)
Beginning Balance	$3.0	$2.7
Provisions charged (credited)	3.7	(0.9)
Write-offs, net of recoveries	—	(0.3)
Pioneer acquisition	(1.5)	1.5
Currency translation adjustments	(0.2)	—
Ending Balance	$5.0	$3.0

INVENTORIES

	December 31,
	2008	2007
	($ in millions)
Supplies	$27.2	$24.9
Raw materials	56.4	40.6
Work in process	26.6	21.4
Finished goods	90.7	73.2
	200.9	160.1
LIFO reserves	(69.5)	(53.4)
Inventories	$131.4	$106.7

In conjunction with the acquisition of Pioneer, we obtained inventories with a fair value of $25.1 million, as of August 31, 2007.  Inventories valued using the LIFO method comprised 73% and 68% of the total inventories at December 31, 2008 and 2007, respectively. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been $69.5 million and $53.4 million higher than that reported at December 31, 2008 and 2007, respectively.

PROPERTY, PLANT AND EQUIPMENT

		December 31,
	Useful Lives	2008	2007
		($ in millions)
Land and improvements to land	10-20 Years	$133.5	$132.4
Buildings and building equipment	10-25 Years	154.5	149.2
Machinery and equipment	3-12 Years	1,113.9	1,056.4
Leasehold improvements		3.6	2.7
Construction in progress		180.4	75.5
Property, plant and equipment		1,585.9	1,416.2
Less accumulated depreciation		956.0	912.6
Property, plant and equipment, net		$629.9	$503.6

In conjunction with the acquisition of Pioneer, we recognized the fair value of property, plant and equipment of $238.1 million, as of August 31, 2007.  Depreciation expense was $68.1 million, $47.3 million, and $37.5 million for 2008, 2007, and 2006, respectively. Leased assets capitalized and included above are not significant.  Interest capitalized was $5.0 million, $0.2 million, and zero for 2008, 2007, and 2006, respectively.  Maintenance and repairs charged to operations amounted to $124.1 million, $88.8 million, and $71.1 million in 2008, 2007, and 2006, respectively.  The increase in depreciation expense and maintenance and repair charges primarily relate to Pioneer.

The Consolidated Statement of Cash Flows for the year ended December 31, 2008, included a $16.2 million reduction to Capital Expenditures, with the corresponding change to Accounts Payable and Accrued Liabilities, related to purchases of property, plant and equipment included in accounts payable at December 31, 2008.

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

INVESTMENTS—AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt which is accounted for using the equity method of accounting. Condensed financial positions and results of operations of this equity-basis affiliate in its entirety were as follows:

	100% Basis
	2008	2007	2006
	($ in millions)
Condensed Balance Sheet Data:
Current assets	$22.4	$27.8
Noncurrent assets	107.7	109.6
Current liabilities	19.7	21.1
Noncurrent liabilities	97.5	109.7

Condensed Income Statement Data:
Net sales	$173.0	$180.6	$186.7
Gross profit	87.4	103.4	115.9
Net income	65.1	82.0	94.6

The amount of cumulative unremitted earnings of SunBelt was $12.9 million and $6.6 million at December 31, 2008 and 2007, respectively. We received distributions from SunBelt totaling $29.4 million, $35.1 million, and $47.6 million in 2008, 2007 and 2006, respectively. We have not made any contributions in 2008, 2007, or 2006.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours. This depreciation expense reduced our share of SunBelt’s operating results by $3.1 million in 2006. Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $4.8 million and $3.8 million in 2008 and 2007, respectively.  The operating results from Sunbelt included interest expense of $4.4 million, $4.8 million, and $5.3 million in 2008, 2007, and 2006, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $8.2 million, $8.3 million, and $7.8 million in 2008, 2007, and 2006, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. After the payment of $6.1 million on the Series O Notes in December 2008, our guarantee of these notes was $54.8 million. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In addition to SunBelt, we have two other investments, which are accounted for under the equity method.

On November 16, 2007, we purchased for cash an $11.6 million equity interest in a limited liability company that owns a bleach and related chlor alkali products manufacturing facility (bleach joint venture). As part of the investment we also entered into several commercial agreements, including agreements by which we will supply raw materials and services, and we will have marketing responsibility for merchant bleach and caustic soda.

We hold a 9.1% limited partnership interest in Bay Gas Storage Company, Ltd. (Bay Gas), an Alabama limited partnership, in which EnergySouth, Inc. (EnergySouth), which was acquired in 2008 by Sempra Energy, is the general partner with interest of 90.9%.  Bay Gas owns, leases, and operates underground gas storage and related pipeline facilities, which are used to provide storage in the McIntosh, AL area and delivery of natural gas to EnergySouth customers.

The following table summarized our investments in our equity affiliates:

	December 31,
	2008	2007
	($ in millions)
SunBelt	$(3.7)	$(10.4)
Bay Gas	10.7	6.0
Bleach joint venture	12.0	11.6
Investments in equity affiliates	$19.0	$7.2

The following table summarized our equity earnings of non-consolidated affiliates:

	2008	2007	2006
	($ in millions)
SunBelt	$37.3	$44.8	$44.2
Bay Gas	1.5	1.2	1.1
Bleach joint venture	0.6	—	—
Equity earnings of non-consolidated affiliates	$39.4	$46.0	$45.3

We received net settlement of advances of $27.6 million, $25.4 million, and $44.0 million for 2008, 2007, and 2006, respectively.

DEBT

Credit Facility

In August 2007, we entered into a $35 million letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of materials for the St. Gabriel, LA facility conversion and expansion project.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced the $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding a new lending institution.  The new senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  At December 31, 2008 we had $207.1 million available under this senior revolving credit facility, because we had issued $32.9 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options. It includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

At December 31, 2008, we had letters of credit of $64.6 million outstanding, of which $32.9 million were issued under our $240 million senior revolving credit facility.  These letters of credit are used to support certain long-term debt, capital expenditure commitments, certain workers compensation insurance policies, and plant closure and post-closure obligations.

In addition to our senior revolving credit facility, we entered into two new credit facilities in June 2007.  On June 26, 2007, we entered into a $100 million Credit Facility and a $150 million Credit Facility.  These commitments were put in place to support the funding of the Pioneer acquisition.  The $100 million Credit Facility matured on the earlier of June 24, 2008, or upon an increase in the lending commitments under our existing senior revolving credit facility and the establishment of an accounts receivable securitization facility.  In the fourth quarter of 2007, the $100 million Credit Facility expired as all conditions for early termination were met.  The $150 million Credit Facility would have matured on June 24, 2008.  During the fourth quarter of 2007, the $150 million Credit Facility was terminated.

Long-Term Debt

	December 31,
	2008	2007
	($ in millions)
Notes payable:
6.5%, due 2013	$11.4	$11.4
6.75%, due 2016	125.0	125.0
2.75%, convertible due 2027	—	2.1
9.125%, due 2011 (includes interest rate swaps of $8.5 million in 2008 and $4.8 million in 2007)	83.5	79.8
Industrial development and environmental improvement obligations at fixed interest rates of 6.625% to 6.75%, due 2014-2025 (includes interest rate swaps of $2.8 million in 2008 and $1.8 million in 2007)	32.5	40.7
Accounts receivable facility	—	—
Total debt	252.4	259.0
Amounts due within one year	—	9.8
Total long-term debt	$252.4	$249.2

On July 25, 2007, we established a $250 million, 364-day Accounts Receivable Facility, renewable annually for five years, which expires in July 2012.  As a result of the sale of Metals, the Accounts Receivable Facility was reduced from $250 million to $100 million.  In July 2008, the Accounts Receivable Facility was reduced from $100 million to $75 million.  The $75 million Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.   At December 31, 2008, we had $75 million available under the Accounts Receivable Facility based on eligible trade receivables.  At December 31, 2008, we had no securitized accounts receivable or the corresponding debt on the consolidated balance sheet.  Interest expense under this facility was zero in 2008 and $1.0 million for 2007.

On August 31, 2007, we acquired Pioneer and assumed $120.0 million aggregate principal amount of 2.75% Convertible Senior Subordinated Notes due 2027 (Convertible Notes) and $1.8 million aggregate principal amount of the 1994 Economic Development Corporation of Pierce County Variable Rate Demand Revenue Bonds due 2014 (Pierce County Bonds).

The Convertible Notes bore interest at 2.75% per year, payable on March 1 and September 1 of each year, beginning on September 1, 2007.  Terms of the Convertible Notes required that in the event of a change in control of Pioneer, the notes were convertible into common shares of Pioneer.  Since we purchased all the common shares of Pioneer, the noteholders received cash up to the principal amount of the Convertible Notes and a premium of $25.8 million for the $120.0 million of Convertible Notes outstanding.  As of December 31, 2007, $117.9 million of the Convertible Notes and related premium were repaid using drawings from our Accounts Receivable Facility and cash.  The remaining $2.1 million of Convertible Notes were repaid in January 2008.

The Pierce County Bonds were issued to acquire land and to construct and equip a Pioneer facility to manufacture bleach and other cleaning products in Tacoma, WA.  The interest rate on the Pierce County Bonds is a variable rate that is reset each week and payable monthly.  The Bonds can be converted to a fixed rate at our option. The notes mature on October 1, 2014.

On June 26, 2006, we commenced an offer to exchange a new series of notes due in 2016 and cash for up to $125.0 million of the $200.0 million 2011 Notes. On July 11, 2006, we announced that approximately $160.0 million aggregate principal amount of the 2011 Notes had been validly tendered for exchange. Since more than $125.0 million of the 2011 Notes had been tendered, the new notes were issued on a pro rata basis in accordance with the terms of the exchange offer. On July 28, 2006, we issued $125.0 million of 2016 Notes and paid a premium of $18.8 million to the existing note holders in exchange for $125.0 million of 2011 Notes. We expensed $1.2 million of third party fees associated with the exchange.

As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure. We have entered into swaps valued at $101.6 million, as disclosed below, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In all cases the underlying index for variable rates is the six-month LIBOR. Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflects the swap activity related to certain debt obligations as of December 31, 2008:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2008 Floating Rate
	($ in millions)
9.125%, due 2011	$50.0	December 2001	5.79%
9.125%, due 2011	$25.0	March 2002	4-5	%(a)
Industrial development and environmental improvement obligations at interest rates of 6.625%-6.75% due 2016-2017	$21.1	March 2002	4.09%
_____________________	$5.5	March 2002	4.23%

(a)         Actual rate is set in arrears. We project the rate will fall within the range shown.

We have designated the interest rate swaps as fair value hedges of the risk of changes in the value of our fixed-rate debt due to changes in interest rates, for a portion of our fixed-rate borrowings. Accordingly, the interest rate swaps have been recorded at their fair market value of $11.3 million at December 31, 2008 and are included in Other Assets on the accompanying Consolidated Balance Sheet, with a corresponding increase in the carrying amount of the 9.125% Notes of $8.5 million and the Industrial Development and Environmental Improvement Obligations of $2.8 million. No gain or loss has been recorded as the swaps meet the criteria to qualify for hedge accounting treatment with no ineffectiveness. These interest rate swaps reduced interest expense by $2.5 million, $0.6 million, and $1.3 million for 2008, 2007, and 2006, respectively. The difference between interest paid and interest received is included as an adjustment to interest expense. A settlement of the fair market value of the interest rate swaps as of December 31, 2008 would result in a gain of $11.3 million. The counterparty to these interest rate swap contracts is Citibank, N.A., a major financial institution. Our loss in the event of nonperformance by the counterparty could be significant to our financial position or results of operations.

In July 2006, we received proceeds of $0.4 million for the termination of a $30.0 million interest rate swap that was a fair value hedge for a portion of the $125.0 million 2011 Notes that were part of the July 2006 debt exchange.

Annual maturities of long-term debt are none in 2009 and 2010, $83.5 million in 2011, none in 2012, $11.4 million in 2013 and a total of $157.5 million thereafter.

PENSION PLANS AND RETIREMENT BENEFITS

In October 2007, we announced that we were freezing our defined benefit pension plan for salaried and certain non-bargaining hourly employees.  Affected employees were eligible to accrue pension benefits through December 31, 2007, but are not accruing any additional benefits under the plan after that date.  Employee service after December 31, 2007 does count toward meeting the vesting requirements for such pension benefits and the eligibility requirements for commencing a pension benefit, but not toward the calculation of the pension benefit amount.  Compensation earned after 2007 similarly does not count toward the determination of the pension benefit amounts under the defined benefit pension plan.  In lieu of continuing pension benefit accruals for the affected employees under the pension plan, starting in 2008, we provide a contribution to an individual retirement contribution account maintained with the CEOP equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Freezing the defined benefit pension plan for salaried and certain non-bargaining hourly employees was accounted for as a curtailment under SFAS No. 88.  As a result of freezing the defined benefit plan, we recorded a curtailment charge of $1.9 million for the defined benefit pension plan and a corresponding curtailment credit of $1.9 million for the non-qualified pension plan in 2007.  Beginning in 2008, most of our employees participate in defined contribution pension plans.  Expenses of the defined contribution pension plans were $11.3 million, $2.7 million and $0.8 million for 2008, 2007 and 2006, respectively.

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

During the third quarter of 2006, the “Pension Protection Act of 2006,” amended by “The Worker, Retiree, and Employer Recovery Act,” during the fourth quarter of 2008, became law. Among the stated objectives of the laws were the protection of both pension beneficiaries and the financial health of the PBGC. To accomplish these objectives, the new laws require sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums. The laws require defined benefit plans to be fully funded in 2011. This will accelerate and potentially increase our pension plan funding requirements.

In conjunction with the acquisition of Pioneer, we assumed domestic and Canadian defined benefit pension plans, both qualified and non-qualified, and postretirement benefit obligations.  The pension and postretirement benefit obligations assumed were $111.7 million and $8.8 million, respectively.  The benefit obligation of the non-qualified pension plan assumed was $2.4 million, which was included in the $111.7 million.  The pension assets assumed were $105.8 million.  All of the domestic pension and postretirement benefit plans had been previously frozen by Pioneer and were merged with our pension and postretirement plans during 2007.

Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	Pension Benefits			Pension Benefits
	2008			2007
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$1,665.4	$57.7	$1,723.1	$1,653.8	$—	$1,653.8
Service cost	4.4	1.0	5.4	17.1	0.5	17.6
Interest cost	100.7	3.0	103.7	98.8	1.0	99.8
Actuarial (gain) loss	7.0	(10.1)	(3.1)	(13.7)	0.3	(13.4)
Benefits paid	(117.3)	(2.6)	(119.9)	(112.3)	(0.8)	(113.1)
Pioneer acquisition	—	1.2	1.2	57.3	53.2	110.5
Curtailments	—	—	—	(35.6)	—	(35.6)
Currency translation adjustments	—	(9.9)	(9.9)	—	3.5	3.5
Benefit obligation at end of year	$1,660.2	$40.3	$1,700.5	$1,665.4	$57.7	$1,723.1

	Pension Benefits			Pension Benefits
	2008			2007
	($ in millions)			($ in millions)
Change in Plan Assets	U.S.	Foreign	Total	U.S.	Foreign	Total
Fair value of plans’ assets at beginning of year	$1,746.8	$59.6	$1,806.4	$1,416.0	$—	$1,416.0
Actual return on plans’ assets	(29.7)	(10.9)	(40.6)	287.3	0.8	288.1
Employer contributions	3.6	2.5	6.1	104.1	2.0	106.1
Benefits paid	(117.3)	(2.6)	(119.9)	(112.3)	(0.8)	(113.1)
Pioneer acquisition	—	—	—	51.7	54.1	105.8
Currency translation adjustments	—	(9.7)	(9.7)	—	3.5	3.5
Fair value of plans’ assets at end of year	$1,603.4	$38.9	$1,642.3	$1,746.8	$59.6	$1,806.4

	Pension Benefits			Pension Benefits
	2008			2007
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded status	$(56.8)	$(1.4)	$(58.2)	$81.4	$1.9	$83.3

	Other Postretirement Benefits			Other Postretirement Benefits
	2008			2007
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$70.4	$9.1	$79.5	$87.8	$—	$87.8
Service cost	1.3	0.2	1.5	2.4	0.1	2.5
Interest cost	4.0	0.4	4.4	5.2	0.2	5.4
Actuarial gain	(3.8)	(2.8)	(6.6)	(8.3)	—	(8.3)
Benefits paid	(7.5)	(0.2)	(7.7)	(10.9)	(0.1)	(11.0)
Pioneer acquisition	—	—	—	0.4	8.4	8.8
Curtailments	—	—	—	(6.2)	—	(6.2)
Currency translation adjustments	—	(1.4)	(1.4)	—	0.5	0.5
Benefit obligation at end of year	$64.4	$5.3	$69.7	$70.4	$9.1	$79.5

	Other Postretirement Benefits			Other Postretirement Benefits
	2008			2007
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded status	$(64.4)	$(5.3)	$(69.7)	$(70.4)	$(9.1)	$(79.5)

Under SFAS No. 158, we recorded a $99.4 million after-tax charge ($162.7 million pretax) to Shareholders’ Equity as of December 31, 2008 for our pension and other post retirement plans.  This charge reflected the unfavorable performance on plan assets during 2008.  In 2007, we recorded a $138.3 million after-tax credit ($226.6 million pretax) to Shareholders’ Equity as of December 31, 2007 as a result of a 25-basis point increase in the discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $100.0 million contribution.

Amounts recognized in the Consolidated Balance Sheets consisted of:

	Pension Benefits			Pension Benefits
	2008			2007
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Prepaid benefit cost	$—	$—	$—	$135.9	$3.8	$139.7
Accrued benefit in current liabilities	(6.6)	(0.1)	(6.7)	(5.9)	—	(5.9)
Accrued benefit in noncurrent liabilities	(50.2)	(1.3)	(51.5)	(48.6)	(1.9)	(50.5)
Accumulated other comprehensive loss	357.8	5.1	362.9	208.4	1.0	209.4
Net balance sheet impact	$301.0	$3.7	$304.7	$289.8	$2.9	$292.7

	Other Postretirement Benefits			Other Postretirement Benefits
	2008			2007
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Accrued benefit in current liabilities	$(7.9)	$(0.2)	$(8.1)	$(8.8)	$—	$(8.8)
Accrued benefit in noncurrent liabilities	(56.5)	(5.1)	(61.6)	(61.6)	(9.1)	(70.7)
Accumulated other comprehensive loss	31.2	(2.7)	28.5	37.6	—	37.6
Net balance sheet impact	$(33.2)	$(8.0)	$(41.2)	$(32.8)	$(9.1)	$(41.9)

The $3.1 million actuarial gain for 2008 was the result of actuarial gains due to plan experience.  The $13.4 million actuarial gains for 2007 were the result of the 25-basis point increase in the discount rate used to calculate the benefit obligation, partially offset by actuarial losses due to plan experience. The $35.6 million curtailment for 2007 in pension benefit obligations was primarily the result of the freezing of our defined benefit pension plan for salaried and certain non-bargaining hourly employees effective on January 1, 2008 and the sale of the Metals business which reduced pension obligations for Metals employees.  The $6.2 million curtailment reduction for 2007 in other postretirement benefits obligation was a result of the sale of the Metals business which eliminated our retiree medical liability for unvested Metals employees.

At December 31, 2008 and 2007, the benefit obligation of non-qualified pension plans was $56.5 million and $56.4 million, respectively, and was included in the above pension benefit obligation. There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows: 2009—$6.9 million; 2010—$3.7 million; 2011—$4.5 million; 2012—$9.5 million; and 2013—$3.7 million.  Benefit payments for the qualified plans are projected to be as follows: 2009—$119.0 million; 2010—$114.0 million; 2011—$115.1 million; 2012—$116.8 million; and 2013—$118.8 million.

	December 31,
	2008	2007
	($ in millions)
Projected benefit obligation	$1,700.5	$1,723.1
Accumulated benefit obligation	1,687.8	1,715.3
Fair value of plan assets	1,642.3	1,806.4

	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit (Income) Cost	2008	2007	2006	2008	2007	2006
	($ in millions)			($ in millions)
Service cost	$7.9	$19.7	$20.5	$1.5	$2.5	$2.4
Interest cost	103.7	99.8	94.2	4.4	5.4	5.1
Expected return on plans’ assets	(134.7)	(127.1)	(114.2)	—	—	—
Amortization of prior service cost	1.6	3.8	5.0	(0.2)	(0.3)	—
Recognized actuarial loss	9.8	29.8	33.2	2.7	4.3	4.0
Curtailments	4.1	7.5	5.4	—	(1.1)	—
Net periodic benefit (income) cost	$(7.6)	$33.5	$44.1	$8.4	$10.8	$11.5
Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$168.9	$(212.1)	$(89.2)	$(6.2)	$(14.5)	$—
Amortization of prior service costs and actuarial losses	(15.5)	(41.1)	—	(2.6)	(2.9)	—
SFAS No. 158 adoption	—	—	65.0	—	—	55.0

The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.   Therefore, the allocated portion of net periodic pension benefit costs for the Metals business of $7.9 million and $10.6 million for the period of our ownership in 2007 and 2006, respectively, was included in income from discontinued operations.  The portion of other postretirement benefit costs for the Metals business employees of $4.4 million and $4.7 million for the period of our ownership in 2007 and 2006, respectively, was also included in income from discontinued operations.

In 2008, we recorded curtailment charges of $4.1 million associated with the transition of a portion of our East Alton, IL Winchester hourly workforce and our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  In 2007, we recorded a defined benefit pension curtailment charge of $6.9 million and other postretirement benefits curtailment credit of $1.1 million related to the sale of the Metals business, which were included in the loss on disposal of discontinued operations.  Also during 2007, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan, which was included in income from discontinued operations.  In 2006, we recorded a pension curtailment charge of $2.4 million and $3.0 million resulting from a portion of the Winchester and Metals hourly workforces, respectively, who voluntarily elected to transition from a defined benefit pension plan to a defined contribution pension plan.   The Metals portion of this curtailment charge was included in income from discontinued operations.

Plan Assumptions

Certain actuarial assumptions, such as discount rate and long-term rate of return on plan assets have a significant effect on the amounts reported for net periodic benefit cost and accrued benefit obligation amounts.

	Pension Benefits			Other Postretirement Benefits
Weighted Average Assumptions:	2008	2007	2006	2008	2007	2006
Discount rate—periodic benefit cost	6.25%	6.0%	5.75%	6.25%	6.0%	5.75%
Expected return on assets	8.5%	9.0%	9.0%	N/A	N/A	N/A
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
Discount rate—benefit obligation	6.25%	6.25%	6.0%	6.25%	6.25%	6.0%

The discount rate is based on a hypothetical yield curve represented by a series of annualized individual zero-coupon bond spot rates for maturities ranging from one-half to thirty years. The bonds used in the yield curve must have a rating of AA or better per Standard & Poor’s, be non-callable, and have at least $150 million par outstanding. The yield curve is then applied to the projected benefit payments from the plan. Based on these bonds and the projected benefit payment streams, the single rate that produces the same yield as the matching bond portfolio, rounded to the nearest quarter point, is used as the discount rate.

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income, and alternative investments. We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns by reference to external sources. The historic rate of return on plan assets has been 10.0% for the last 5 years, 7.3% for the last 10 years, and 10.3% for the last 15 years. The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation. The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	Other Postretirement Benefits
	2008	2007
Healthcare cost trend rate assumed for next year	9.0%	9.0%
Rate that the cost trend rate gradually declines to	5.0%	4.5%
Year that the rate reaches the ultimate rate	2014	2013

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	($ in millions)
Effect on total of service and interest costs	$0.3	$(0.2)
Effect on postretirement benefit obligation	2.8	(2.6)

Plan Assets

Our pension plan asset allocation at December 31, 2008 and 2007, by asset class is as follows:

	Percentage of Plan Assets
Asset Class	2008	2007
U.S. equities	6%	5%
Non-U.S. equities	5%	8%
Fixed income/cash	55%	58%
Alternative investments	15%	11%
Absolute return strategies	19%	18%
Total	100%	100%

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

The master trust’s investment objective is to maximize the long-term total rate of return on assets within the limits of applicable fiduciary standards dictated by the Employee Retirement Income and Security Act (ERISA) of 1974, as amended. Risk is managed by diversifying assets across asset classes whose return patterns are not highly correlated, investing in passively and actively managed strategies and in value and growth styles, and by periodic rebalancing of asset classes, strategies and investment styles to objectively set targets.

The following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities	8%	0-16%
Non-U.S. equities	8%	0-16%
Fixed income/cash	56%	24-72%
Alternative investments	8%	0-28%
Absolute return strategies	20%	10-30%

Ranges recognize the tendency of trends to persist and are designed to minimize transaction costs associated with rebalancing. Asset class target allocations are reviewed periodically and adjusted as appropriate.  In September 2006, we made a voluntary pension plan contribution of $80.0 million and in May 2007, we made an additional $100.0 million voluntary contribution to our defined benefit pension plan.  As a result of these voluntary contributions and favorable asset performance during 2006 and 2007, the asset allocation in our pension plan was adjusted to insulate the plan from discount rate risk and to reduce the plan’s exposure to equity investments.

For our domestic qualified pension plans, based on current funding requirements, we will not be required to make any cash contributions at least through 2009. We expect to make payments of approximately $8 million in 2009 and $7 million for each of the next four years under the provisions of our other postretirement benefit plans.

INCOME TAXES

Components of Income From Continuing Operations Before Taxes	2008	2007	2006
	($ in millions)
Domestic	$185.6	$136.3	$158.1
Foreign	71.9	14.4	5.1
Income from continuing operations before taxes	$257.5	$150.7	$163.2

Components of Income Tax Provision
Currently payable:
Federal	$52.2	$16.5	$58.8
State	9.6	3.1	6.6
Foreign	23.1	5.1	2.0
	84.9	24.7	67.4
Deferred	14.9	25.2	(27.9)
Income tax provision	$99.8	$49.9	$39.5

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

Effective Tax Rate Reconciliation (Percent)	2008	2007	2006
Statutory federal tax rate	35.0	35.0	35.0
Foreign rate differential	—	(0.2)	0.2
Domestic manufacturing/export tax incentive	(1.3)	(2.2)	(1.4)
Dividends paid to CEOP	(0.3)	(0.7)	(0.6)
State income taxes, net	3.1	2.4	3.6
Foreign dividend	—	0.3	—
Change in tax contingencies	(0.1)	(1.3)	(13.4)
Change in valuation allowance	4.0	—	—
Return to provision	(0.7)	0.8	1.0
Other, net	(0.9)	(1.0)	(0.2)
Effective tax rate	38.8	33.1	24.2

Components of Deferred Tax Assets and Liabilities	2008	2007
	($ in millions)
Deferred tax assets:
Pension and postretirement benefits	$50.8	$—
Environmental reserves	65.6	64.0
Asset retirement obligations	30.3	26.4
Accrued liabilities	39.8	38.3
Tax credits	17.9	9.9
Federal and state net operating losses	4.8	5.2
Capital loss carryforward	16.9	5.2
Other miscellaneous items	20.9	15.7
Total deferred tax assets	247.0	164.7
Valuation allowance	(26.8)	(12.5)
Net deferred tax assets	220.2	152.2
Deferred tax liabilities:
Pension and postretirement benefits	—	3.4
Property, plant and equipment	102.3	101.4
Inventory and prepaids	1.4	1.3
Partnerships	6.9	4.7
Other miscellaneous items	0.8	0.1
Total deferred tax liabilities	111.4	110.9
Net deferred tax asset	$108.8	$41.3

Realization of the net deferred tax assets is dependent on future reversals of existing temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized. A reclassification totaling $56.3 million from Deferred Income Taxes to Current Deferred Income Taxes was made conforming deferred taxes to the classification of the underlying related assets and liabilities at December 31, 2007.

The deferred tax provision (benefit) for 2008, 2007 and 2006 does not reflect the tax effect of $(16.6) million, $2.0 million and $0.3 million, respectively, resulting from hedging activity under SFAS No. 133. For 2008, 2007, and 2006, the deferred tax provision (benefit) does not reflect $(56.3) million, $105.4 million and $(12.0) million, respectively, resulting from the pension and other postretirement liability adjustments.

At December 31, 2008 and 2007, we had federal tax benefits of $8.5 million and $5.1 million, respectively, relating to actual foreign tax credit carryforwards. At December 31, 2008 and 2007, we had a valuation allowance of $3.5 million and $4.2 million, respectively, due to uncertainties regarding the realization of the tax benefits of our actual foreign tax credit carryforwards. Our tax benefits for the foreign tax credit carryforwards and the associated valuation allowance were as follows:

	Tax Benefit	Valuation Allowance
	($ in millions)
Balance at January 1, 2007	$5.7	$(4.5)
Acquired with Pioneer	6.9	(4.2)
Decreases for current year utilization	(3.7)	0.7
Decreases due to statute of limitations	(3.8)	3.8
Balance at December 31, 2007	5.1	(4.2)
Acquired with Pioneer	2.7	0.7
Increases for prior year limitations	1.1	—
Decreases for current year utilization	(0.4)	—
Balance at December 31, 2008	$8.5	$(3.5)

In 2007, we acquired federal tax benefits of $4.8 million as part of the Pioneer acquisition associated with the expected future foreign tax credits that will be generated by the deferred tax liabilities of Pioneer’s Canadian subsidiary. At December 31, 2008, we had federal tax benefits of $2.9 million recorded associated with the expected future foreign tax credits.  Realization of the tax benefits associated with such foreign tax credits is dependent upon reversal of Canadian temporary differences, future U.S. taxable income and future foreign source taxable income. We believe that it is more likely than not that the deferred tax benefits will be realized and no valuation allowance is necessary.

We acquired a U.S. net operating loss carryforward (NOL) of approximately $6.6 million (representing $2.3 million of deferred tax assets) as part of the Pioneer acquisition. At December 31, 2008, we had approximately $5.6 million (representing $2.0 million of deferred tax assets) remaining, that will expire in years 2017 through 2020, if not utilized. The utilization of this NOL is limited under Section 382 of the Internal Revenue Code to $0.5 million in each year through 2020.  We believe that it is more likely than not that the NOL will be realized and no valuation allowance is necessary.

At December 31, 2008, we had deferred state tax benefits of $2.8 million relating to state net operating loss carryforwards, which are available to offset future state taxable income through 2023. Due to uncertainties regarding realization of the tax benefits, a valuation allowance of $0.5 million has been applied against the deferred state tax benefits at December 31, 2008.

At December 31, 2008, we had a capital loss carryforward of $43.4 million (representing $16.9 million of deferred tax assets) that is available to offset future consolidated capital gains. Due to uncertainties regarding the realization of the capital loss carryforward, a valuation allowance of $16.9 million has been applied against the deferred tax benefit at December 31, 2008.

The total amount of undistributed earnings of foreign subsidiaries was approximately $28.8 million at December 31, 2008. The Company has not provided deferred taxes on foreign earnings because such earnings are indefinitely reinvested outside the United States. Deferred taxes have not been provided on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future. The undistributed earnings and excess book basis differences could reverse through a sale, receipt of dividends from the subsidiaries, as well as various other events. It is not practical to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

The American Jobs Creation Act (AJCA), signed into law in October 2004, made a number of changes to the income tax laws which will affect us in future years. The most significant change for us was a new deduction for qualifying domestic production activity, which replaced the extraterritorial income exclusion. As a result of AJCA, we expect a modest decline in our effective tax rate in 2010 and future years when the qualifying domestic production activity deduction increases.

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

We acquired $29.8 million of gross unrecognized tax benefits in conjunction with the Pioneer acquisition, all of which would have been a reduction to goodwill, if recognized during 2008.  During third quarter 2008, we favorably resolved $7.6 million of Pioneer unrecognized tax benefits associated with certain audits, which was recorded as a reduction to goodwill.  After adopting SFAS No. 141R in 2009, any remaining balance of unrecognized tax benefits will affect our effective tax rate instead of goodwill, if recognized.  If these tax benefits are not realized, the result, as of December 31, 2008, would be cash tax payments of $10.1 million.

As of December 31, 2008, we had $50.2 million of gross unrecognized tax benefits (including Pioneer), all of which would impact the effective tax rate, if recognized. If these tax benefits are not recognized, the result would be cash tax payments of $32.6 million. The change for 2008 relates to additional gross unrecognized benefits for ongoing income tax audits by various taxing jurisdictions and current year tax positions, as well as the expiration of the statute of limitations in domestic jurisdictions and settlements of ongoing audits.  The amounts of unrecognized tax benefits were as follows:

	2008	2007
	($ in millions)
Beginning Balance	$51.8	$16.5
Increase for prior year tax positions	2.2	1.2
Decrease for prior year tax positions	(2.3)	(0.7)
Acquired from Pioneer	(7.4)	37.2
Increase for current year tax positions	7.4	0.3
Decrease due to tax settlements	(0.4)	(1.4)
Reductions due to statute of limitations	(1.1)	(1.3)
Ending Balance	$50.2	$51.8

At December 31, 2008, our Consolidated Balance Sheet contained unrecognized tax benefits and related interest and penalties of $50.3 million, which were classified as other noncurrent liabilities.  In 2008, our decrease in unrecognized tax benefits for prior year tax positions included $1.2 million of foreign currency translation.

On July 10, 2006, we finalized a settlement with the IRS, which included the periods 1996 to 2002 and related primarily to the tax treatment of capital losses generated in 1997. We made payments of $46.7 million in 2006.  We made payments of $0.6 million and $1.5 million in 2007 and 2008, respectively, to various state and local jurisdictions in conjunction with the IRS settlement. As a result, income tax expense in 2006 was reduced by $21.6 million associated with the settlement and other tax matters.  In the fourth quarter of 2006, income tax expense included a $4.6 million increase related to state income taxes.  This increase included state tax adjustments associated with the settlement of the tax treatment of capital losses generated in 1997 and other tax matters.  We have filed both federal and state amended income tax returns for years 2002 and prior to report changes to taxable income per IRS examinations. Such tax years remain subject to examination to the extent of the changes reported.

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

We recognize interest and penalty expense related to unrecognized tax positions as a component of the Income Tax Provision. As of December 31, 2008, interest accrued was $5.9 million, and penalties accrued were $0.5 million. For 2008, 2007, and 2006, we expensed interest of $1.5 million, $1.4 million, and $1.2 million, respectively.

As of December 31, 2008, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $5.8 million over the next twelve months. The reduction primarily relates to settlements with tax authorities and the lapse of federal, state, and foreign statutes of limitation.

Our federal income tax returns for 2005 to 2007 are open tax years under statute of limitations. The statute of limitations for the 2004 federal income tax return expired in the third quarter of 2008.  We file in numerous state and foreign jurisdictions with varying statutes of limitation open from 2004 through 2007 depending on each jurisdiction’s unique statute of limitation.

Pioneer filed income tax returns in the U.S., various states, Canada, and various Canadian provinces. The statute of limitations for the year 2005 and forward are open for examination. The IRS commenced an audit of Pioneer’s 2006 tax year in the fourth quarter of 2008.

ACCRUED LIABILITIES

In conjunction with the acquisition of Pioneer, we assumed Accrued Liabilities of $52.8 million, as of August 31, 2007.  Included in Accrued Liabilities were the following:

	December 31,
	2008	2007
	($ in millions)
Accrued compensation and payroll taxes	$42.0	$43.7
Fair value of commodity forward contracts	40.9	0.3
Accrued employee benefits	40.6	47.8
Retained obligations from Metals sale	36.9	47.9
Environmental (current portion only)	35.0	35.0
Legal and professional costs	25.8	33.0
Asset retirement obligation (current portion only)	25.5	10.2
Other	27.3	26.8
	$274.0	$244.7

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The CEOP is a defined contribution plan available to essentially all domestic employees. Company matching contributions are invested in the same investment allocation as the employee’s contribution. The matching contributions for salaried employees were contingent upon our financial performance through 2007. Beginning in 2008, the matching contributions for salaried employees are no longer contingent upon financial performance.  During 2007 and 2006, a performance match was earned. Our matching contributions for eligible employees amounted to $4.6 million, $7.7 million, and $8.2 million in 2008, 2007, and 2006, respectively.

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

STOCK-BASED COMPENSATION

Compensation expense related to amounts to be settled in shares for deferred directors’ compensation, restricted stock, and performance shares were being recognized before implementing SFAS No. 123R and totaled $2.4 million for the year ended December 31, 2006. Total stock-based compensation expense related to stock options was as follows:

2006
($ in millions, except per share data)
Stock-based Compensation Expense Recognized:
Cost of Goods Sold	$0.2
Selling and Administration	2.9
Total decrease in Income from Continuing Operations before Taxes	3.1
Income Tax Benefit	(1.2)
Total decrease in Net Income	$1.9
Decrease in Net Income per Common Share:
Basic	$0.03
Diluted	$0.03

Stock-based compensation expense was allocated to the operating segments for the portion related to employees whose compensation would be included in Cost of Goods Sold with the remainder recognized in Corporate/Other. There were no significant capitalized stock-based compensation costs.  Total stock-based compensation expense was $9.4 million, $7.1 million, and $6.2 million for 2008, 2007, and 2006, respectively.

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

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date. Stock options, restricted stock and performance shares typically vest over three years. We issue shares to settle stock options, restricted stock, and share-based performance awards. At December 31, 2008, total shares reserved for issuance were 6.2 million shares with 2.3 million shares available for grant under the various long-term incentive plans. On April 27, 2006, the shareholders approved the 2006 Long Term Incentive Plan which authorized an additional 3.0 million shares available for grant. In 2008, long-term incentive awards included stock options, performance share awards, and restricted stock. The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which was the fair market value of our common stock on the date of grant.  These options had a term of 120 months and would vest in 119 months, and could vest early, but only if the stock price increased to $28 per share or more for 10 days in any 30 day calendar period.  During 2008, the criteria for early vesting was met; therefore, all of the outstanding Performance Accelerated Vesting Stock Options are vested.  Performance Accelerated Vesting Stock Options of 295,000 shares were outstanding at December 31, 2008.

Stock option transactions were as follows:

				Exercisable
	Shares	Option Price	Weighted Average Option Price	Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	5,341,061	$6.25-33.86	$19.78	3,782,819	$20.15
Granted	523,350	20.29	20.29
Exercised	(1,757,276)	6.98-23.78	18.13
Canceled	(741,775)	8.03-33.86	27.21
Outstanding at December 31, 2008	3,365,360	$6.25-23.78	$19.09	2,271,288	$19.11

At December 31, 2008, the average exercise period for all outstanding and exercisable options was 47 months and 46 months, respectively. At December 31, 2008, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $1.4 million and exercisable options was $1.0 million. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $15.9 million and $1.3 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2008 was $2.5 million and was expected to be recognized over a weighted average period of 1.1 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2008:

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Under $18.00	540,288	$15.77	921,395	$16.08
$18.00 – $20.00	1,079,887	$18.84	1,079,887	$18.84
Over $20.00	651,113	$22.34	1,364,078	$21.32
	2,271,288		3,365,360

At December 31, 2008, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase
2000 Long Term Incentive Plan	1,006,287	33,821
2003 Long Term Incentive Plan	1,164,423	203,507
2006 Long Term Incentive Plan	2,965,500	2,029,643
	5,136,210	2,266,971	(1)
1991 Long Term Incentive Plan (plan expired)	236,725	—
1996 Stock Option Plan (plan expired)	762,971	—
Chase Benefit Plans (assumed in acquisition)	18,351	—
	1,018,047	—
Total under stock option plans	6,154,257	2,266,971

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 Stock Plan for Non-employee Directors	342,370	150,563
Employee Deferral Plan	47,171	45,817
Monarch Brass & Copper Corp. (Monarch) Deferral Plan	500,000	500,000
Total under stock purchase plans	889,541	696,380

(1)         All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,401,521 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral. Non-employee directors annually receive stock grants as a portion of their director compensation. Of the shares reserved under the stock purchase plans at December 31, 2008, 193,154 shares were committed.

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

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at January 1, 2008	287,705	$19.49	210,450	$20.00
Granted	154,443	20.01	154,443	20.01
Paid/Issued	(98,638)	19.49	(59,828)	23.78
Converted from Shares to Cash	3,440	19.99	(3,440)	19.99
Outstanding at December 31, 2008	346,950	$17.63	301,625	$19.25

Total vested at December 31, 2008	236,122	$17.63	190,797	$19.25

The summary of the status of our unvested performance shares to be settled in cash were as follows:

	Shares	Weighted Average Fair Value per Share
Unvested at January 1, 2008	80,664	$19.49
Granted	154,443	20.01
Vested	(124,279)	19.46
Canceled	—	—
Unvested at December 31, 2008	110,828	$17.63

At December 31, 2008, the liability recorded for performance shares to be settled in cash totaled $4.2 million. The total unrecognized compensation cost related to unvested performance shares at December 31, 2008 was $4.1 million and was expected to be recognized over a weighted average period of 1.3 years.

SHAREHOLDERS’ EQUITY

During 2008 and 2007, we issued 947,643 shares and 836,131 shares of common stock, respectively, with a total value of $18.1 million and $15.5 million, respectively, to the CEOP. These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.

There were no share repurchases in 2008, 2007, and 2006. Under programs previously approved by our board of directors, 154,076 shares remained to be repurchased as of December 31, 2008.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

The following table represents the activity included in Accumulated Other Comprehensive Loss:

	Foreign Currency Translation Adjustment	Net Unrealized on Derivative Contracts	Net Unrealized on Marketable Securities	Minimum Pension and Postretirement Liability Adjustments		Accumulated Other Comprehensive Loss
	($ in millions)
Balance January 1, 2006	$(9.5)	$1.6	$0.9	$(297.4)		$(304.4)
Unrealized Gains (Losses)	1.2	6.0	—	(18.8	)(1)	(11.6)
Reclassification Adjustments	—	(1.6)	(0.9)	—		(2.5)
Balance December 31, 2006	(8.3)	6.0	—	(316.2)		(318.5)
Unrealized Gains	2.7	1.0	—	165.2		168.9
Reclassification Adjustments	4.4	(6.0)	—	—		(1.6)
Balance December 31, 2007	(1.2)	1.0	—	(151.0)		(151.2)
Unrealized Losses	(3.9)	(25.0)	—	(88.3)		(117.2)
Reclassification Adjustments	—	(1.0)	—	—		(1.0)
Balance December 31, 2008	$(5.1)	$(25.0)	$—	$(239.3)		$(269.4)

(1)
In accordance with SFAS No. 87, we recorded an after-tax credit of $54.5 million to Other Comprehensive Loss. As a result of adopting SFAS No. 158, this was offset by after-tax charges of $39.7 million and $33.6 million for defined benefit pension and other postretirement plans, respectively.

As a result of the sale of the Metals business in 2007, we recognized an after-tax loss on previously unrecognized foreign currency translation adjustments and net unrecognized losses on derivative contracts of $4.4 million and $3.6 million, respectively, which were included in the loss on disposal of discontinued operations.

SEGMENT INFORMATION

We define segment income as income (loss) from continuing operations before interest expense, interest income, other (expense) income, and income taxes, and include the results of non-consolidated affiliates. Consistent with the guidance in SFAS No. 131, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Our management considers SunBelt to be an integral component of the Chlor Alkali Products segment. It is engaged in the same business activity as the segment, including joint or overlapping marketing, management, and manufacturing functions.

	2008	2007	2006
	($ in millions)
Sales:
Chlor Alkali Products	$1,275.4	$845.1	$666.1
Winchester	489.1	431.7	373.6
Total sales	$1,764.5	$1,276.8	$1,039.7
Income from continuing operations before taxes:
Chlor Alkali Products	$328.3	$237.3	$256.3
Winchester	32.6	26.4	15.8
Corporate/Other	(71.5)	(105.6)	(108.0)
Other Operating Income	1.2	1.9	6.7
Interest Expense	(13.3)	(22.1)	(20.3)
Interest Income	6.2	11.6	11.6
Other (Expense) Income	(26.0)	1.2	1.1
Income from continuing operations before taxes	$257.5	$150.7	$163.2
Earnings of non-consolidated affiliates:
Chlor Alkali Products	$39.4	$46.0	$45.3
Depreciation and amortization expense:
Chlor Alkali Products	$57.8	$37.1	$27.1
Winchester	9.8	9.2	9.3
Corporate/Other	2.0	1.7	1.4
Total depreciation and amortization expense	$69.6	$48.0	$37.8
Capital spending:
Chlor Alkali Products	$166.2	$62.3	$51.8
Winchester	12.2	11.5	9.4
Corporate/Other	1.9	2.3	0.5
Total capital spending	$180.3	$76.1	$61.7

Assets:
Chlor Alkali Products	$1,104.3	$1,074.3
Winchester	259.4	194.5
Corporate/Other	378.0	462.6
Total assets	$1,741.7	$1,731.4
Investments—affiliated companies (at equity):
Chlor Alkali Products	$19.0	$7.2

Segment assets include only those assets which are directly identifiable to an operating segment. All goodwill, which is associated with its acquisition, is included in the assets of the Chlor Alkali Products segment. Assets of the Corporate/Other segment include primarily such items as cash and cash equivalents, short-term investments, deferred taxes and other assets.

Geographic Data:	2008	2007	2006
	($ in millions)
Sales:
United States	$1,573.4	$1,193.8	$1,008.3
Foreign	191.1	83.0	31.4
Transfers between areas:
United States	23.4	16.7	15.3
Foreign	129.7	42.9	0.7
Eliminations	(153.1)	(59.6)	(16.0)
Total sales	$1,764.5	$1,276.8	$1,039.7
Assets:
United States	$1,482.1	$1,444.0
Foreign	259.6	287.4
Total assets	$1,741.7	$1,731.4

The acquisition of Pioneer contributed sales in the United States and foreign areas in 2007 of $136.8 million and $46.8 million, respectively.  Also, Pioneer increased United States and foreign assets at December 31, 2007 by $539.4 million and $239.6 million, respectively.  Transfers between geographic areas are priced generally at prevailing market prices. Export sales from the United States to unaffiliated customers were $47.3 million, $32.7 million, and $33.5 million in 2008, 2007 and 2006, respectively.

RESTRUCTURING CHARGES

On February 1, 2006, we announced that, in connection with the ongoing cost reduction efforts of the Metals business, we decided to close our Waterbury, CT facility and consolidate those production activities into our East Alton, IL mill. In addition, on March 14, 2006, we decided to reduce the utilization of one of the Metals service center facilities by consolidating certain activities into another service center facility, and make overhead reductions in the Metals business affecting approximately 20 employees. We based our decision on our evaluation of the size, location, and capability of the facilities and staffing in light of anticipated business needs. We substantially completed these activities by September 30, 2006. As a result of these cost reduction efforts, we recorded a pretax restructuring charge of $15.7 million in the first quarter of 2006, which was included in income from discontinued operations. In the fourth quarter of 2006 and the second quarter of 2007, primarily as a result of realizing more proceeds from equipment sales than expected, we reduced our previously established restructuring reserve related to the Waterbury, CT facility by $1.6 million and $1.5 million, respectively, which were included in income from discontinued operations. The net restructuring charge of $12.6 million primarily included lease and other contract termination costs ($6.9 million), write-off of equipment and facility costs ($2.9 million), and employee severance and related benefit costs ($2.8 million). We incurred cash expenditures of $8.7 million related to this restructuring charge, all of which has been paid as of December 31, 2008. The impact of this restructuring charge was substantially offset by a LIFO inventory liquidation gain of $13.5 million realized in 2006 related to the closure of our Waterbury, CT facility. This action was included in income from discontinued operations.  Under the terms of the Metals sale agreement, we retained the liability associated with this restructuring and the ownership of the related facility and equipment.

On November 27, 2006, we announced that, in connection with the ongoing cost reduction efforts of the Metals business, we decided to close our Seymour, CT facility and consolidate some of those production activities into other Olin locations. We substantially completed the closing of the Seymour, CT facility during the first quarter of 2007. We based our decision on our evaluation of the size, location, and capability of the facilities and staffing in light of anticipated business needs. We recorded a one-time pretax restructuring charge of $3.5 million in 2006, which was included in income from discontinued operations. This restructuring charge included write-off of equipment and facility costs ($2.4 million), employee severance and related benefit costs ($0.9 million), and contract termination costs ($0.2 million). We incurred cash expenditures of $1.3 million related to this restructuring, all of which has been paid as of December 31, 2008. The impact of this restructuring charge was more than offset by a LIFO inventory liquidation gain of $10.4 million realized in 2006 related to the closure of our Seymour, CT facility. This action was included in income from discontinued operations.  Under the terms of the Metals sale agreement, we retained the liability associated with this restructuring and the ownership of the related facility and equipment.

ENVIRONMENTAL

In the United States, the establishment and implementation of federal, state and local standards to regulate air, water and land quality affect substantially all of our manufacturing locations. Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances, and remediation of contaminated sites, has imposed additional regulatory requirements on industry, particularly the chemicals industry. In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase plant operating costs. Our Canadian facility is governed by federal environmental laws administered by Environment Canada and by provincial environmental laws enforced by administrative agencies. Many of these laws are comparable to the U.S. laws described above.  We employ waste minimization and pollution prevention programs at our manufacturing sites.

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $3.2 million at December 31, 2008. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and OM&M expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	2008	2007
	($ in millions)
Beginning Balance	$155.6	$90.8
Charges to income	27.7	37.9
Remedial and investigatory spending	(23.7)	(29.4)
Pioneer acquired liabilities	2.1	55.4
Currency translation adjustments	(2.8)	0.9
Ending Balance	$158.9	$155.6

At December 31, 2008 and 2007, our Consolidated Balance Sheets included environmental liabilities of $123.9 million and $120.6 million, respectively, which were classified as other noncurrent liabilities.  As part of the acquisition of Pioneer, we assumed $57.5 million of environmental liabilities associated with their current and past manufacturing operations and former waste disposal sites.  Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $158.9 million included on our consolidated balance sheet at December 31, 2008 for future environmental expenditures, we currently expect to utilize $88.4 million of the reserve for future environmental expenditures over the next 5 years, $20.0 million for expenditures 6 to 10 years in the future, and $50.5 million for expenditures beyond 10 years in the future.

In conjunction with the acquisition of Pioneer, we assumed their environmental liabilities, which were attributable to nine sites.  Our total estimated environmental liability at December 31, 2008, including the Pioneer sites, was attributable to 79 sites, 18 of which were USEPA NPL sites. Nine sites accounted for 75% of such liability and, of the remaining 70 sites, no one site accounted for more than 2% of our environmental liability. At one of these nine sites a remedial action plan is being implemented. At five of the nine sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage. At one of these nine sites, part of the site is subject to a remedial investigation, part to a remedial action plan, and another part is in the long-term OM&M stage.   At one site, part of the site is subject to a remedial action plan and part of the site to long-term OM&M.  The one remaining site is in long-term OM&M. All nine sites are either associated with past manufacturing operations or former waste disposal sites. None of the nine largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2008 for future environmental expenditures.

Charges or credits to income for investigatory and remedial efforts were material to operating results in 2008, 2007, and 2006 and may be material to net income in future years.

Environmental provisions charged to income were as follows:

	2008	2007	2006
	($ in millions)
Charges to income	$27.7	$37.9	$23.8
Recoveries from third parties of costs incurred and expensed in prior periods	—	—	(1.2)
Total provision	$27.7	$37.9	$22.6

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $20 million to $40 million over the next several years, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2008, we estimate we may have additional contingent environmental liabilities of $50 million in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

We lease certain properties, such as railroad cars; distribution, warehousing and office space; and data processing and office equipment. Virtually none of our lease agreements contain escalation clauses or step rent provisions. Total rent expense charged to operations amounted to $46.2 million, $33.3 million, and $25.1 million in 2008, 2007, and 2006, respectively (sublease income is not significant). Future minimum rent payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008 are as follows: $32.4 million in 2009, $29.5 million in 2010, $25.7 million in 2011, $21.6 million in 2012, $18.2 million in 2013, and a total of $54.8 million thereafter.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance, formerly known as RFC SO2, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of $0.2 million regardless of the sulfur dioxide purchased. Commitments related to this agreement are $2.4 million per year for 2009 through 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

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

FAIR VALUE MEASUREMENTS

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

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.   The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2008:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	($ in millions)
Assets
Short-term investments	$—	$—	$—	$—
Interest rate swaps	—	11.3	—	11.3
Liabilities
Interest rate swaps	$—	$11.3	$—	$11.3
Commodity forward contracts	19.5	21.4	—	40.9

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

As of June 30, 2008, we held corporate debt securities totaling $26.6 million of par value with a fair value of $20.5 million.  In the second quarter of 2008, a temporary unrealized after-tax loss of $3.7 million ($6.1 million pretax) was recorded in Accumulated Other Comprehensive Loss.   As of June 30, 2008, we concluded no other-than-temporary impairment losses had occurred.  The AA-rated issuer of these debt securities had funded all redemptions at par and maintained short-term A1/P2 credit ratings.  We entered into this structured investment vehicle in March 2006 as part of an approved cash management portfolio.  Given our liquidity and capital structure, we had the ability to hold these debt securities until maturity on April 1, 2009.

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

During the third quarter of 2008, we determined that these debt securities had no fair market value due to the actions taken by the issuer, turmoil in the financial markets, the lack of liquidity of the issuer, and the lack of trading in these debt securities.  These factors led management to believe the recovery of the asset value, if any, was highly unlikely.

Because of the unlikelihood that these debt securities will recover in value, we recorded an after-tax impairment loss of $26.6 million in Other (Expense) Income in the third quarter of 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit was recognized in 2008 for the impairment loss.

Interest rate swaps

The fair value of the interest rate swaps was included in Other Assets and Long-Term Debt as of December 31, 2008.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations.

Commodity forward contracts

The fair value of the commodity forward contracts was classified in Accrued Liabilities as of December 31, 2008, with unrealized gains and losses included in Accumulated Other Comprehensive Loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

($ in millions, except per share data)
2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$399.1	$428.3	$502.9	$434.2	$1,764.5
Cost of goods sold	314.0	347.2	380.0	336.0	1,377.2
Net income	37.3	35.5	37.7	47.2	157.7
Net income per common share:
Basic	0.50	0.47	0.49	0.61	2.08
Diluted	0.50	0.47	0.49	0.61	2.07
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock (1)
High	21.93	27.95	30.39	19.39	30.39
Low	15.01	19.65	18.52	12.52	12.52

2007
Sales	$255.5	$266.2	$350.3	$404.8	$1,276.8
Cost of goods sold	206.4	211.9	281.8	335.4	1,035.5
Income from continuing operations	16.6	21.9	32.7	29.6	100.8
Discontinued operations:
Income (loss) from discontinued operations, net	6.5	13.7	9.5	(0.7)	29.0
Loss on disposal of discontinued operations, net	―	―	(125.4)	(13.6)	(139.0)
Net income (loss)	23.1	35.6	(83.2)	15.3	(9.2)
Basic income (loss) per common share:
Income from continuing operations	0.22	0.29	0.44	0.40	1.36
Income (loss) from discontinued operations, net	0.09	0.19	0.13	(0.01)	0.39
Loss on disposal of discontinued operations, net	―	―	(1.69)	(0.18)	(1.87)
Net income (loss)	0.31	0.48	(1.12)	0.21	(0.12)
Diluted income (loss) per common share:
Income from continuing operations	0.22	0.29	0.44	0.40	1.36
Income (loss) from discontinued operations, net	0.09	0.19	0.12	(0.01)	0.39
Loss on disposal of discontinued operations, net	―	―	(1.68)	(0.19)	(1.87)
Net income (loss)	0.31	0.48	(1.12)	0.20	(0.12)
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	18.33	21.20	22.99	24.53	24.53
Low	15.97	16.45	17.45	18.51	15.97

(1)	New York Stock Exchange composite transactions.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading “Item 1- Proposal for the Election of Directors” in our Proxy Statement relating to our 2009 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. See also the list of executive officers following Item 4 in Part I of this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “What are the committees of the Board?” under the heading “Corporate Governance Matters” in our Proxy Statement. We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “Miscellaneous-How can I directly nominate a Director for election to the Board at the 2010 Annual Meeting?” and “Corporate Governance Matters-What is Olin’s Director Nomination Process?”

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Conduct. The Code is available in the About Olin, Ethics section of our website at www.olin.com.

Item 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation,” on page 16 and the information on pages 21 through 52, (beginning with the information under the heading “Compensation Discussion and Analysis” through the information under the heading “Compensation Committee Report,”) are incorporated by reference in this Report.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information concerning securities authorized for issuance under equity compensation plans under the heading “Equity Compensation Plan Information” in our Proxy Statement, the information concerning holdings of our common stock by certain beneficial owners contained under the heading “Certain Beneficial Owners” in our Proxy Statement, and the information concerning beneficial ownership of our common stock by our directors and officers under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

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

            3.  Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(ee) below.

3	(a)	Olin’s Restated Articles of Incorporation as amended effective May 8, 1997—Exhibit 3(a) to Olin’s Form 10-Q for the quarter ended June 30, 2003.*
	(b)	By-laws of Olin as amended effective February 19, 2009—Exhibit 3(b) to Olin’s Form 8-K dated December 15, 2008.*
4	(a)
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

	(b)	9.125% Senior Note Due 2011—Exhibit 4(f) to Olin’s Form 10-K for 2001.*
	(c)	Indenture between Olin and JPMorgan Chase Bank, N.A. dated as of June 26, 2006—Exhibit 4.1 to Olin’s Form 8-K dated June 26, 2006.*
	(d)	Form T-1 Statement of Eligibility for Trustee under Indenture—Exhibit 25.1 to Olin’s Amendment No. 2 to Registration Statement No. 333-138283 filed on January 9, 2007.*
	(e)	6.75% Senior Note Due 2016—Exhibit 4.1 to Olin’s Form 8-K dated July 28, 2006.*
	(f)	First Supplemental Indenture between Olin and JPMorgan Chase Bank, N.A. dated July 28, 2006—Exhibit 4.2 to Olin’s Form 8-K dated July 28, 2006.*
(g)
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

	(b)	Olin Senior Executive Pension Plan amended and restated effective October 24, 2008—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
	(c)	Olin Supplemental Contributing Employee Ownership Plan as amended and restated effective October 24, 2008—Exhibit 10.3 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
	(d)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
	(e)	Form of executive agreement between Olin and certain executive officers-Exhibit 99.1 to Olin’s Form 8-K dated January 26, 2005.*

(f)	Form of executive change-in-control agreement between Olin and certain executive officers-Exhibit 99.2 to Olin’s Form 8-K dated January 26, 2005.*
(g)	Form of amendment to executive agreement between Olin and Messrs. Curley, Fischer, Hammett and McGough dated November 9, 2007—Exhibit 10(g) to Olin’s Form 10-K for 2007.*
(h)	Form of amendment to executive change-in-control agreement between Olin and Messrs. Curley, Fischer, Hammett and McGough dated November 9, 2007—Exhibit 10(h) to Olin’s Form 10-K for 2007.*
(i)	Form of amendment to executive agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007—Exhibit 10(i) to Olin’s Form 10-K for 2007.*
(j)	Form of amendment to executive change-in-control agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007—Exhibit 10(j) to Olin’s Form 10-K for 2007.*
(k)	Form of executive agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007-Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
(l)	Form of executive change-in-control agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007-Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
(m)	Olin 1991 Long Term Incentive Plan, as amended through January 30, 2003—Exhibit 10(g) to Olin’s Form 10-K for 2002.*
(n)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended effective December 11, 2008.
(o)	Olin Senior Management Incentive Compensation Plan, as amended and restated effective October 24, 2008—Exhibit 10.4 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(p)	Description of Restricted Stock Unit Awards granted under the 2000, 2003 or 2006 Long Term Incentive Plans.
(q)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
(r)	Olin Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(s)	Olin Corporation 2000 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.6 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(t)	Olin Corporation 2003 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.7 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(u)	Olin Corporation 2006 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.8 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(v)	2005 Performance Share Program—Exhibit 10(t) to Olin’s Form 10-K for 2004.*
(w)	2006 Performance Share Program as amended and restated effective October 22, 2008—Exhibit 10.9 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(x)	Performance Share Program as amended and restated effective October 22, 2008—Exhibit 10.10 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(y)
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

(aa)	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10(bb) to Olin’s Form 10-K for 2007.*
(bb)	Form of Restricted Stock Unit Award Certificate—Exhibit 10(cc) to Form 10-K for 2007.*
(cc)	Form of Performance Award and Senior Performance Award Certificates—Exhibit 10(dd) to Olin’s Form 10-K for 2007.*
(dd)	Summary of Stock Option Continuation Policy—Exhibit 10(bb) to Olin’s Form 10-K for 2005.*
(ee)
Olin Corporation Contributing Employee Ownership Plan effective as of December 31, 2003 and as amended by amendments adopted on June 30, 2004, January 1, 2005, January 1, 2006, July 1, 2006, December 31, 2006, September 1, 2007, November 13, 2007, December 31, 2007, June 1, 2008, January 1, 2008 and December 19, 2008.

(ff)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
(gg)	Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated August 23, 1996—Exhibit 99.1 to Olin’s Form 8-K dated December 3, 2001.*
(hh)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.2 to Olin’s Form 8-K dated December 3, 2001.*
(ii)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.3 to Olin’s Form 8-K dated December 3, 2001.*
(jj)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated April 30, 1998—Exhibit 99.4 to Olin’s Form 8-K dated December 3, 2001.*
(kk)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated January 1, 2003—Exhibit 10(aa) to Olin’s Form 10-K for 2002.*

	(ll)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(mm)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(nn)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
	(oo)	Agreement and Plan of Merger dated as of May 20, 2007, among Olin Corporation, Princeton Merger Corp., and Pioneer Companies, Inc.-Exhibit 2.1 to Olin’s Form 8-K dated May 21, 2007.*
	(pp)	Purchase Agreement dated as of October 15, 2007, among Global Brass and Copper Acquisition Co. and Olin Corporation-Exhibit 2.1 to Olin’s Form 8-K dated October 15, 2007.*
	(qq)	Credit Agreement dated as of October 29, 2007 among Olin and the banks named therein—Exhibit 10.1 to Olin’s Form 8-K dated October 29, 2007.*
(rr)
Purchase and Contribution Agreement dated as of July 25, 2007, among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent—Exhibit 10.1 to Olin’s Form 8-K dated July 27, 2007.*

(ss)
First Amendment, dated as of August 28, 2007, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent—Exhibit 10.11 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(tt)
Second Amendment, dated as of November 15, 2007, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent—Exhibit 10.12 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(uu)
Third Amendment, dated as of September 30, 2008, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent—Exhibit 10.13 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(vv)
Receivables Purchase Agreement dated as of July 25, 2007, among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, (CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent—Exhibit 10.2 to Olin’s Form 8-K dated July 27, 2007.*

(ww)
First Amendment, dated as of August 28, 2007, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent—Exhibit 10.14 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(xx)
Second Amendment, dated as of November 15, 2007, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent—Exhibit 10.15 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(yy)
Third Amendment, dated as of July 23, 2008, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent—Exhibit 10.16 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(zz)
Fourth Amendment, dated as of September 30, 2008, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC, as an investor, Citibank, N.A. as a bank, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI as an investor agent, and Olin Corporation, as collection agent—Exhibit 10.17 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

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

Shareholders may obtain information from National City Bank, our registrar and transfer agent, who also manages our Automatic Dividend Reinvestment Plan by writing to: National City Bank Shareholder Services Operations, Locator 5352, PO Box 92301, Cleveland, OH 44101-4301, by telephone at (800) 622-6757, by e-mail at shareholder.inquiries@nationalcity.com or via the Internet at www.nationalcity.com/shareholderservices.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2009
OLIN CORPORATION

By /s/ JOSEPH D. RUPP
Joseph D. Rupp Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2009

/s/ GRAY G. BENOIST Gray G. Benoist	Director	February 24, 2009

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 24, 2009

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 24, 2009

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 24, 2009

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 24, 2009

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	February 24, 2009

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	February 24, 2009

/s/ VINCENT J. SMITH Vincent J. Smith	Director	February 24, 2009

/s/ JOHN E. FISCHER John E. Fischer	Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2009

/s/ TODD A. SLATER Todd A. Slater	Vice President and Controller (Principal Accounting Officer)	February 24, 2009

Audited Financial Statements

SunBelt Chlor Alkali Partnership
Years Ended December 31, 2008 and 2007
With Report of Independent Registered Public Accounting Firm

SunBelt Chlor Alkali Partnership

Audited Financial Statements

Years Ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Partners
SunBelt Chlor Alkali Partnership

We have audited the accompanying balance sheets of SunBelt Chlor Alkali Partnership as of December 31, 2008 and 2007, and the related statements of income, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SunBelt Chlor Alkali Partnership at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP
Cleveland, Ohio
February 20, 2009

SunBelt Chlor Alkali Partnership

Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash	$13,230	$1,000
Receivable from OxyVinyls, LP	2,142,230	6,026,774
Receivables from partners	17,351,616	18,807,135
Inventories	1,804,600	1,813,647
Prepaid expenses and other current assets	1,130,608	1,133,302
Total current assets	22,442,284	27,781,858

Property, plant, and equipment, net	106,956,187	108,811,756
Deferred financing costs, net	721,330	801,478
Total assets	$130,119,801	$137,395,092

Liabilities and partners’ capital
Current liabilities:
Amounts payable to partners	$7,466,830	$8,837,007
Current portion of long-term debt	12,187,500	12,187,500
Total current liabilities	19,654,330	21,024,507

Long-term debt	97,500,000	109,687,500

Partners’ capital	12,965,471	6,683,085
Total liabilities and partners’ capital	$130,119,801	$137,395,092

See accompanying notes.

SunBelt Chlor Alkali Partnership

Income Statements

	Years Ended December 31,
	2008	2007	2006
Revenues	$173,019,093	$180,555,764	$186,742,652

Operating costs and expenses:
Cost of sales	70,475,462	62,255,321	56,316,784
Depreciation and amortization	15,163,235	14,866,744	14,554,150
Loss on disposal of assets	2,125,117	118,249	282,062
Administrative and general expenses	11,663,995	12,042,123	11,308,994
	99,427,809	89,282,437	82,461,990
Operating income	73,591,284	91,273,327	104,280,662

Other income	372,631	—	—
Interest expense	(8,811,563)	(9,692,719)	(10,573,875)
Interest income	374,620	802,271	853,823
Income before taxes	65,526,972	82,382,879	94,560,610
State income tax expense	(435,000)	(376,271)	—
Net income	$65,091,972	$82,006,608	$94,560,610

See accompanying notes.

SunBelt Chlor Alkali Partnership

              Statements of Partners’ Capital (Deficit)

	Partners
	Olin SunBelt Inc.	1997 Venture, Inc.	Total
Balance at December 31, 2005	$(2,291,000)	$(2,291,000)	$(4,582,000)
Cash distributions to partners	(47,602,274)	(47,602,274)	(95,204,548)
Net income	47,280,305	47,280,305	94,560,610
Balance at December 31, 2006	(2,612,969)	(2,612,969)	(5,225,938)
Cash distributions to partners	(35,048,793)	(35,048,793)	(70,097,585)
Net income	41,003,304	41,003,304	82,006,608
Balance at December 31, 2007	3,341,542	3,341,542	6,683,085
Cash distributions to partners	(29,404,793)	(29,404,793)	(58,809,586)
Net income	32,545,986	32,545,986	65,091,972
Balance at December 31, 2008	$6,482,735	$6,482,735	$12,965,471

See accompanying notes.

SunBelt Chlor Alkali Partnership

Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net income	$65,091,972	$82,006,608	$94,560,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,163,235	14,866,744	14,554,150
Loss on disposal of assets	2,125,117	118,249	282,062
Accretion of discount	—	—	(328,493)
Changes in assets and liabilities:
Receivables from OxyVinyls	3,884,544	1,705,864	(717,183)
Receivables from partners	1,455,519	(4,503,853)	3,633,362
Inventories	9,047	(206,513)	462,762
Amounts payable to partners	(1,370,177)	(1,096,006)	2,715,700
Accrued interest on long-term debt	—	—	—
Prepaid expenses and other assets	2,694	327,468	(169,169)
Net cash provided by operating activities	86,361,951	93,218,561	114,993,801

Investing activities
Purchases of property, plant and equipment	(15,352,635)	(10,933,476)	(8,043,515)
Proceeds on sale of property, plant and equipment	—	—	70,256
Purchases of short-term investments	—	—	(22,697,270)
Proceeds from maturity of short-term investments	—	—	23,025,763
Net cash used by investing activities	(15,352,635)	(10,933,476)	(7,644,766)

Financing activities
Cash distributions to partners	(58,809,586)	(70,097,585)	(95,204,548)
Principal payments on long-term debt	(12,187,500)	(12,187,500)	(12,187,500)
Net cash used by financing activities	(70,997,086)	(82,285,085)	(107,392,048)

Net increase (decrease) in cash	12,230	—	(43,013)
Cash at beginning of year	1,000	1,000	44,013
Cash and cash equivalents at end of year	$13,230	$1,000	$1,000

See accompanying notes.

SunBelt Chlor Alkali Partnership

Notes to Financial Statements

December 31, 2008 and 2007

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

2. Significant Accounting Policies

Cash and Cash Equivalent

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents held by the Partnership as of December 31, 2008 and 2007.

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

Land improvements	20 years
Buildings	20 years
Machinery and equipment	5–20 years

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

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

Revenue Recognition

The Partnership recognizes revenues at the point of passage of title which is based on shipping terms.

Shipping and Handling Costs

Shipping and handling costs are reflected in costs of sales.

Income Taxes

No provision is made for income taxes other than the Texas state gross margin tax which became effective January 1, 2007, as the Partnership’s results of operations are includable in the tax returns of the Partners. The Partnership paid taxes of $435,000 in 2008 relating to the year ended December 31, 2007.  The Partnership paid no taxes for the year ended December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Risks and Uncertainties

Since the Partnership’s major products are commodities, significant changes in the prices of chemical products could have a significant impact on the results of operations for any particular period. The Partnership had one major chlorine customer, OxyVinyls LP, during the periods presented, which accounted for 31.2%, 38.3%, and 39.9% of total sales for the years ended December 31, 2008, 2007, and 2006, respectively.

3. Inventories

Inventories are comprised as follows:
	December 31,
	2008	2007
Finished goods	$803,826	$657,326
Production parts	1,000,774	1,156,321
	$1,804,600	$1,813,647

4. Property, Plant, and Equipment, net

Property, plant, and equipment, net are comprised as follows:

	December 31,
	2008	2007
Land and land improvements	$4,862,826	$4,862,826
Building	4,084,254	3,869,389
Machinery and equipment	236,246,567	215,630,740
Construction in process	1,807,849	14,173,958
	247,001,496	238,536,913
Less allowance for depreciation	140,045,309	129,725,157
	$106,956,187	$108,811,756

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

5. Transactions With Affiliates

The Partnership has various management service agreements, dated August 23, 1996, with the Olin Corporation. These agreements, which include compensation for managing the facility, an asset utilization fee, a fleet fee, and a distribution fee, have terms from five to ten years with five year price adjustment renewals. Charges for these services were $8,150,580; $8,309,350; and $7,815,034 for 2008, 2007, and 2006, respectively, and have been included within administrative and general expenses in the income statements. The Partnership’s cash policy was changed during 2003 to not make distributions to the Partners until the cash balance was sufficient to cover both the debt principal payments and interest expense for the year. Contributions from the Partners were discontinued with this policy change and the manufacturing costs were paid from Partnership receipts. The Partnership made distributions to its Partners totaling $58,809,586; $70,097,585; and $95,204,548 in 2008, 2007, and 2006, respectively.

In accordance with the Partnership Operating Agreement, the majority of chlorine produced by the Partnership is sold to OxyVinyls LP which was 24% owned by PolyOne Corporation until July 6, 2007. The remaining chlorine and all of the caustic soda produced by the Partnership is marketed and distributed by the Olin Corporation.

6. Long-Term Debt

On December 23, 1997, the Partnership borrowed $195,000,000 in a private placement of debt. The debt is secured by the property, plant, equipment, and inventory of the Partnership. The term of the loan is 20 years at an interest rate of 7.23%. The first principal payment of $12,187,500 was paid on December 22, 2002, with equal annual payments due through December 22, 2017. Interest payments are payable semi-annually in arrears on June 22 and December 22 of each year. Interest payments totaled $8,811,563; $9,692,719; and $10,573,875 in 2008, 2007, and 2006, respectively. The debt is guaranteed by the Partners.

7. Leases

The Partnership has operating leases for certain property, machinery, and equipment. At December 31, 2008, future minimum lease payments under noncancelable operating leases are as follows:

2009	$1,688,076
2010	1,688,076
2011	1,688,076
2012	1,688,076
2013	1,688,076
Thereafter	3,413,018
Total minimum future lease payments	$11,853,398

Rent expense was $1,743,882; $2,047,601; and $2,150,485 for the years ended December 31, 2008, 2007, and 2006, respectively.

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