Form 10-Q
period 2009-03-31
OLIN CORP
filed 2009-04-29
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2009, 77,921,427 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2009	December 31, 2008	March 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$168.6	$246.5	$249.9
Short-Term Investments	―	—	26.1
Receivables, Net	216.4	213.0	229.7
Inventories	166.5	131.4	130.2
Current Deferred Income Taxes	62.8	68.5	64.2
Other Current Assets	11.5	10.9	22.7
Total Current Assets	625.8	670.3	722.8
Property, Plant and Equipment (less Accumulated Depreciation of $970.6, $956.0 and $929.4)	659.4	629.9	518.2
Prepaid Pension Costs	―	—	147.8
Deferred Income Taxes	23.5	46.8	―
Other Assets	83.3	70.8	71.3
Goodwill	301.9	301.9	301.9
Total Assets	$1,693.9	$1,719.7	$1,762.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$124.2	$145.6	$167.9
Income Taxes Payable	―	0.6	7.4
Accrued Liabilities	202.6	253.6	222.5
Total Current Liabilities	326.8	399.8	397.8
Long-Term Debt	253.4	252.4	252.7
Accrued Pension Liability	43.3	51.5	50.9
Deferred Income Taxes	6.0	6.5	29.0
Other Liabilities	304.3	304.5	332.7
Total Liabilities	933.8	1,014.7	1,063.1
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share: Authorized, 120.0 Shares;
Issued and Outstanding 77.9, 77.3 and 74.7 Shares	77.9	77.3	74.7
Additional Paid-In Capital	809.3	801.6	747.8
Accumulated Other Comprehensive Loss	(253.8)	(269.4)	(144.4)
Retained Earnings	126.7	95.5	20.8
Total Shareholders’ Equity	760.1	705.0	698.9
Total Liabilities and Shareholders’ Equity	$1,693.9	$1,719.7	$1,762.0

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Sales	$400.6	$399.1
Operating Expenses:
Cost of Goods Sold	306.2	314.0
Selling and Administration	39.2	33.3
Other Operating Income	5.5	0.6
Operating Income	60.7	52.4
Earnings of Non-consolidated Affiliates	14.8	8.1
Interest Expense	1.6	4.5
Interest Income	0.5	2.8
Other Income	―	0.1
Income before Taxes	74.4	58.9
Income Tax Provision	27.7	21.6
Net Income	$46.7	$37.3
Net Income per Common Share:
Basic	$0.60	$0.50
Diluted	$0.60	$0.50
Dividends per Common Share	$0.20	$0.20
Average Common Shares Outstanding:
Basic	77.5	74.6
Diluted	77.6	75.0

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock
	Shares Issued	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at January 1, 2008	74.5	$74.5	$742.0	$(151.2)	$(1.6)	$663.7
Comprehensive Income:
Net Income	—	—	—	—	37.3	37.3
Translation Adjustment	—	—	—	1.1	—	1.1
Net Unrealized Gain	—	—	—	3.4	—	3.4
Amortization of Prior Service Costs and Actuarial Losses, Net	—	—	—	2.3	—	2.3
Comprehensive Income						44.1
Dividends Paid:
Common Stock ($0.20 per share)	—	—	—	—	(14.9)	(14.9)
Common Stock Issued for:
Stock Options Exercised	—	—	0.2	—	—	0.2
Employee Benefit Plans	0.2	0.2	3.9	—	—	4.1
Other Transactions	—	—	0.2	—	—	0.2
Stock-Based Compensation	—	—	1.5	—	—	1.5
Balance at March 31, 2008	74.7	$74.7	$747.8	$(144.4)	$20.8	$698.9
Balance at January 1, 2009	77.3	$77.3	$801.6	$(269.4)	$95.5	$705.0
Comprehensive Income:
Net Income	—	—	—	—	46.7	46.7
Translation Adjustment	—	—	—	(0.3)	—	(0.3)
Net Unrealized Gain	—	—	—	13.9	—	13.9
Amortization of Prior Service Costs and Actuarial Losses, Net	—	—	—	2.0	—	2.0
Comprehensive Income						62.3
Dividends Paid:
Common Stock ($0.20 per share)	—	—	—	—	(15.5)	(15.5)
Common Stock Issued for:
Employee Benefit Plans	0.6	0.6	6.6	—	—	7.2
Other Transactions	―	―	0.3	—	—	0.3
Stock-Based Compensation	—	—	0.8	—	—	0.8
Balance at March 31, 2009	77.9	$77.9	$809.3	$(253.8)	$126.7	$760.1

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)
	Three Months Ended March 31,
	2009	2008
Operating Activities
Net Income	$46.7	$37.3
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Used for Operating Activities:
Earnings of Non-consolidated Affiliates	(14.8)	(8.1)
Other Operating Income – Gains on Disposition of Property, Plant and Equipment	(5.0)	(0.2)
Stock-Based Compensation	1.1	1.6
Depreciation and Amortization	16.6	17.3
Deferred Income Taxes	21.2	2.5
Qualified Pension Plan Contribution	(1.0)	—
Qualified Pension Plan Income	(5.0)	(4.0)
Common Stock Issued under Employee Benefit Plans	0.6	1.2
Change in:
Receivables	(3.4)	(27.7)
Inventories	(35.1)	(23.5)
Other Current Assets	(0.6)	(8.0)
Accounts Payable and Accrued Liabilities	(46.3)	(9.8)
Income Taxes Payable	(3.3)	6.8
Other Assets	―	0.7
Other Noncurrent Liabilities	0.8	4.3
Other Operating Activities	0.2	―
Net Operating Activities	(27.3)	(9.6)
Investing Activities
Capital Expenditures	(49.8)	(23.1)
Proceeds from Disposition of Property, Plant and Equipment	5.5	0.2
Distributions from (Advances to) Affiliated Companies, Net	1.4	(3.1)
Other Investing Activities	(0.3)	1.1
Net Investing Activities	(43.2)	(24.9)
Financing Activities
Long-Term Debt:
Borrowings	1.5	—
Repayments	―	(9.8)
Issuance of Common Stock	6.6	2.9
Stock Options Exercised	―	0.1
Excess Tax Benefits from Stock Options Exercised	―	0.1
Dividends Paid	(15.5)	(14.9)
Net Financing Activities	(7.4)	(21.6)
Net Decrease in Cash and Cash Equivalents	(77.9)	(56.1)
Cash and Cash Equivalents, Beginning of Period	246.5	306.0
Cash and Cash Equivalents, End of Period	$168.6	$249.9
Cash Paid for Interest and Income Taxes:
Interest	$0.2	$0.5
Income Taxes, Net of Refunds	$9.3	$8.7
Non-Cash Investing Activities:
Capital Expenditures included in Accounts Payable and Accrued Liabilities	$12.8	$7.9

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Financial Statements
(Unaudited)

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

          We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies, and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications were made to prior year amounts to conform to the 2009 presentation, including the reclassification of certain deferred tax amounts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

Allowance for doubtful accounts receivable consisted of the following:

	Three Months Ended March 31,
	2009	2008
	($ in millions)
Balance at beginning of year	$5.0	$3.0
Provisions charged (credited)	4.7	(0.2)
Write-offs, net of recoveries	(2.7)	0.1
Balance at end of period	$7.0	$2.9

INVENTORIES

Inventories consisted of the following:
	March 31, 2009	December 31, 2008	March 31, 2008
	($ in millions)
Supplies	$26.7	$27.2	$25.5
Raw materials	77.6	56.4	42.4
Work in process	27.8	26.6	27.4
Finished goods	117.4	90.7	98.4
	249.5	200.9	193.7
LIFO reserve	(83.0)	(69.5)	(63.5)
Inventories, net	$166.5	$131.4	$130.2

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts, and maintenance parts. Elements of costs in inventories included raw materials, direct labor, and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2009, reflect certain estimates relating to inventory quantities and costs at December 31, 2009. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $83.0 million, $69.5 million and $63.5 million higher than reported at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2009	2008
Computation of Basic Income per Share	($ and shares in millions, except per share data)
Net income	$46.7	$37.3
Basic shares	77.5	74.6
Basic net income per share	$0.60	$0.50
Computation of Diluted Income per Share
Net Income	$46.7	$37.3
Diluted shares:
Basic shares	77.5	74.6
Stock-based compensation	0.1	0.4
Diluted shares	77.6	75.0
Diluted net income per share	$0.60	$0.50

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Environmental provisions charged to income amounted to $4.8 million and $5.1 million for the three months ended March 31, 2009 and 2008, respectively.  Charges to income for investigatory and remedial efforts were material to operating results in 2008 and are expected to be material to operating results in 2009. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $160.1 million, $158.9 million, and $154.4 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively, of which $125.1 million, $123.9 million, and $119.4 million, respectively, were classified as other noncurrent liabilities.

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

SHAREHOLDERS’ EQUITY

Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the three-month periods ended March 31, 2009 and 2008. At March 31, 2009, 154,076 shares remained authorized to be purchased.

       We issued less than 0.1 million shares with a total value of less than $0.1 million and $0.2 million, representing stock options exercised for the three months ended March 31, 2009 and 2008, respectively. In addition, we issued 0.6 million and 0.2 million shares with a total value of $7.2 million and $4.1 million for the three months ended March 31, 2009 and 2008, respectively, in connection with our Contributing Employee Ownership Plan (CEOP).

The following table represents the activity included in Accumulated Other Comprehensive Loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Unrealized Losses on Marketable Securities (net of taxes)		Amortization of Prior Service Costs and Actuarial Losses (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2008	$(1.2)	$1.0	$	―	$(151.0)	$(151.2)
Unrealized gains (losses)	1.1	5.9		(0.3)	2.3	9.0
Gains reclassified into income	―	(2.2)		―	―	(2.2)
Balance at March 31, 2008	$(0.1)	$4.7		$(0.3)	$(148.7)	$(144.4)
Balance at January 1, 2009	$(5.1)	$(25.0)	$	―	$(239.3)	$(269.4)
Unrealized gains (losses)	(0.3)	4.7		―	2.0	6.4
Losses reclassified into income	―	9.2		―	―	9.2
Balance at March 31, 2009	$(5.4)	$(11.1)	$	―	$(237.3)	$(253.8)

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.
	Three Months Ended March 31,
	2009	2008
Sales:	($ in millions)
Chlor Alkali Products	$267.7	$288.3
Winchester	132.9	110.8
Total sales	$400.6	$399.1
Income before taxes:
Chlor Alkali Products(1)	$68.7	$67.0
Winchester	17.0	10.0
Corporate/Other:
Pension income(2)	4.8	4.5
Environmental provision	(4.8)	(5.1)
Other corporate and unallocated costs	(15.7)	(16.5)
Other operating income(3)	5.5	0.6
Interest expense	(1.6)	(4.5)
Interest income	0.5	2.8
Other income	―	0.1
Income before taxes	$74.4	$58.9

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $14.8 million and $8.1 million for the three months ended March 31, 2009 and 2008, respectively.

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

(3)
Other Operating Income for the three months ended March 31, 2009 included a $3.7 million gain on the sale of land and $1.3 million of gains on the disposal of assets primarily associated with the ongoing St. Gabriel, LA facility conversion and expansion project.

STOCK-BASED COMPENSATION

Stock-based compensation granted included stock options, performance stock awards, restricted stock awards, and deferred directors’ compensation.  Stock-based compensation expense, including mark-to-market adjustments, totaled $0.8 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively.

In 2009, we granted 866,250 stock options with an exercise price of $14.28.  The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant date	2009	2008
Dividend yield	4.26%	4.34%
Risk-free interest rate	2.32%	3.21%
Expected volatility	40%	32%
Expected life (years)	7.0	7.0
Grant fair value (per option)	$3.85	$4.52
Exercise price	$14.28	$20.29

Dividend yield for 2009 and 2008 was based on a historical average. Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options. Expected volatility was based on our historical stock price movements, and we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant was based on historical exercise and cancellation patterns, and we believe that historical experience is the best estimate of future exercise patterns.

INVESTMENTS – AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which is accounted for using the equity method of accounting. The condensed financial positions and results of operations of SunBelt in its entirety were as follows:

100% Basis	March 31, 2009	December 31, 2008	March 31, 2008
Condensed Balance Sheet Data:	($ in millions)
Current assets	$50.3	$22.4	$46.2
Noncurrent assets	105.2	107.7	111.7
Current liabilities	21.5	19.7	27.2
Noncurrent liabilities	97.5	97.5	109.7

	Three Months Ended March 31,
	2009	2008
Condensed Income Statement Data:	($ in millions)
Sales	$52.5	$42.2
Gross profit	30.5	19.9
Net income	25.6	14.4

The amount of cumulative unremitted earnings of SunBelt was $36.5 million, $12.9 million and $21.0 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. We received distributions from SunBelt totaling $1.0 million and zero for the three months ended March 31, 2009 and 2008, respectively.  We have not made any contributions in 2009 or 2008.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours.  Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $0.9 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively.  The operating results from SunBelt included interest expense of $1.0 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $2.0 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these SunBelt Notes was $54.8 million at March 31, 2009. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In addition to SunBelt, we have two other investments, which are accounted for under the equity method.   The following table summarized our investments in our equity affiliates:

	March 31, 2009	December 31, 2008	March 31, 2008
	($ in millions)
SunBelt	$8.8	$(3.7)	$0.9
Bay Gas	11.0	10.7	6.2
Bleach joint venture	12.5	12.0	11.3
Investments in equity affiliates	$32.3	$19.0	$18.4

The following table summarized our equity earnings of non-consolidated affiliates:
	Three Months Ended March 31,
	2009	2008
	($ in millions)
SunBelt	$13.6	$8.2
Bay Gas	0.4	0.2
Bleach joint venture	0.8	(0.3)
Equity earnings of non-consolidated affiliates	$14.8	$8.1

    We received net settlement of advances of $1.4 million for the three months ended March 31, 2009.  We paid net settlements of advances of $3.1 million for the three months ended March 31, 2008.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Expenses of the defined contribution pension plans were $4.0 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Components of Net Periodic Benefit (Income) Cost	($ in millions)		($ in millions)
Service cost	$1.5	$1.7	$0.4	$0.4
Interest cost	25.3	25.1	1.0	1.1
Expected return on plans’ assets	(33.2)	(32.7)	―	—
Amortization of prior service cost	0.1	0.4	(0.1)	—
Recognized actuarial loss	2.4	2.5	0.7	0.7
Net periodic benefit (income) cost	$(3.9)	$(3.0)	$2.0	$2.2

During the three months ended March 31, 2009, we made a contribution to our foreign defined benefit pension plan of $1.0 million.

INCOME TAXES

At March 31, 2009, our Current Deferred Income Taxes of $62.8 million included refundable income taxes of $2.7 million.  A reclassification totaling $56.3 million from Deferred Income Taxes to Current Deferred Income Taxes was made conforming deferred taxes to the classification of the underlying related assets and liabilities at March 31, 2008.

    As of March 31, 2009, we had $50.1 million of gross unrecognized tax benefits, all of which would impact the effective tax rate, if recognized.   The amount of unrecognized tax benefits was as follows:
March 31, 2009
($ in millions)
Balance at beginning of year	$50.2
Decrease for prior year tax positions	(0.1)
Balance at end of period	$50.1

As of March 31, 2009, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $5.8 million over the next twelve months.  The reduction primarily relates to settlements with tax authorities and the lapse of federal, state, and foreign statutes of limitation.

    Our federal income tax returns for 2005 to 2007 are open tax years under statute of limitations.  We file in numerous state and foreign jurisdictions with varying statutes of limitation open from 2004 through 2007 depending on each jurisdiction’s unique statute of limitation.  Pioneer filed income tax returns in the U.S., various states, Canada, and various Canadian provinces.  The Pioneer income tax returns are open for examination for the years 2005 and forward.  The Internal Revenue Service (IRS) commenced an audit of Pioneer’s 2006 and 2007 tax years in the fourth quarter of 2008.  We have been notified by the Canada Revenue Agency that it will commence an audit of Pioneer’s Canadian tax returns for its 2005 to 2007 tax years.

DERIVATIVE FINANCIAL INSTRUMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows.  In accordance with the effective date of SFAS No. 161, we adopted the disclosure provisions of SFAS No. 161 during the three months ended March 31, 2009.

    We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities, and our operations that use foreign currencies. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks.   SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  In accordance with SFAS No. 133, we designate commodity forward contracts as cash flow hedges of forecasted purchases of commodities and certain interest rate swaps as fair value hedges of fixed-rate borrowings.  We do not enter into any derivative instruments for trading or speculative purposes.

    Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  The majority of our commodity derivatives expire within one year.  Those commodity contracts that extend beyond one year correspond with raw material purchases for long-term fixed-price sales contracts.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. Our foreign currency forward contracts did not meet the criteria to qualify for hedge accounting.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 9.125%  senior notes due 2011 (2011 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $8.5 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

Cash flow hedges

SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of Other Comprehensive Loss until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	March 31, 2009	December 31, 2008	March 31, 2008
	($ in millions)
Copper	$41.0	$49.8	$27.2
Zinc	3.5	5.4	4.6
Lead	17.4	26.8	38.1
Natural gas	6.2	2.0	0.4

    As of March 31, 2009, the counterparty to $51.1 million of these commodity forward contracts is Wells Fargo, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in the company's manufacturing process.  At March 31, 2009, we had open positions in futures contracts through 2013. If all open futures contracts had been settled on March 31, 2009, we would have recognized a pretax loss of $18.3 million.

If commodity prices were to remain at the levels they were at March 31, 2009, approximately $12.9 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of March 31, 2009, December 31, 2008 and March 31, 2008, the total notional amount of our interest rate swaps designated as fair value hedges were $26.6 million, $101.6 million and $101.6 million, respectively.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.

    We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the condensed financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  We have entered into $26.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The fair values of derivative instruments designated as hedging instruments were as follows:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
			($ in millions)				($ in millions)
	Balance Sheet Location	March 31, 2009	December 31, 2008	March 31, 2008	Balance Sheet Location	March 31, 2009	December 31, 2008	March 31, 2008
Interest rate contracts	Other assets	$2.7	$11.3	$10.0	Long-term debt	$10.8	$11.3	$10.0
Commodity contracts	Other current assets	―	―	8.2	Accrued liabilities	18.6	40.9	1.4
		$2.7	$11.3	$18.2		$29.4	$52.2	$11.4

    The fair values of derivative instruments not designated as hedging instruments were as follow:

	Asset Derivatives						Liability Derivatives
		Fair Value						Fair Value
	Balance Sheet Location	March 31, 2009	December 31, 2008		March 31, 2008		Balance Sheet Location	March 31, 2009	December 31, 2008		March 31, 2008
			($ in millions)						($ in millions)
Interest rate contracts	Other assets	$8.5	$	―	$	―	Other liabilities	$0.3	$	―	$	―
Commodity contracts	Other current assets	―		―		0.3	Accrued liabilities	―		―		―
Foreign currency contracts	Other current assets	―		―		―	Accrued liabilities	―		―		0.2
		$8.5	$	―		$0.3		$0.3	$	―		$0.2
Total Derivatives(1)		$11.2		$11.3		$18.5		$29.7		$52.2		$11.6

(1)      Does not include the impact of cash collateral provided to counterparties.

The effects of derivative instruments on the Condensed Statements of Income were as follows:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2009	2008
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in Other Comprehensive Loss (Effective Portion)	———	$7.7		$9.7
Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Cost of Goods Sold	$(15.1)		$3.6
Recognized in Income (Ineffective Portion)	Cost of Goods Sold	(0.4)		(0.2)
		$(15.5)		$3.4
Derivatives – Fair Value Hedges
Interest rate contracts	Interest Expense	$0.9		$0.3
		$0.9		$0.3

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest Expense	$0.1	$	―
Foreign currency contracts	Selling and Administration	―		(0.6)
		$0.1		$(0.6)

Credit risk and collateral

By using derivative instruments, we are exposed to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair-value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes us, thus creating a repayment risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, assume no repayment risk. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties.  We monitor our positions and the credit ratings of our counterparties and we do not anticipate non-performance by the counterparties.

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of March 31, 2009, December 31, 2008 and March 31, 2008, the amounts recognized in Accrued Liabilities for the right to reclaim cash collateral totaled $6.5 million, $22.0 million, and $0.1 million, respectively.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.  A reclassification totaling $22.0 million and $0.1 million from Other Current Assets to Accrued Liabilities was made conforming cash collateral to the classification of the related derivative instruments at December 31, 2008 and March 31, 2008, respectively.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year.  Nonfinancial assets and nonfinancial liabilities that were impacted by this deferral included assets and liabilities initially measured at fair value in a business combination, and intangible assets and goodwill tested annually for impairment.  We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements.  We adopted the remaining provisions of SFAS No. 157 related to nonfinancial assets and liabilities on January 1, 2009.  The adoption of the remaining provisions of this statement did not have a material impact on our financial statements.

In April 2009, the FASB issued Staff Position SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (SFAS No. 157-4).  This position provided guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  SFAS No. 157-4 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  SFAS No. 157-4, which reaffirms SFAS No. 157, stated that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  This position will become effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted.  We adopted this position as of March 31, 2009.  The adoption of this position did not have a material effect on our financial statements.

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

        Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Condensed Balance Sheet as of March 31, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$11.2	$—	$11.2
Liabilities
Interest rate swaps	$—	$11.1	$—	$11.1
Commodity forward contracts	6.6	12.0	—	18.6

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

As of March 31, 2008, we held corporate debt securities totaling $26.6 million of par value with a fair value of $26.1 million.  For the three months ended March 31, 2008, a temporary unrealized after-tax loss of $0.3 million ($0.5 million pretax) was recorded in Accumulated Other Comprehensive Loss.   As of March 31, 2008, we concluded no other-than-temporary impairment losses had occurred.  The AA-rated issuer of these debt securities had funded all redemptions at par and maintained short-term A1/P2 credit ratings.  We entered into this structured investment vehicle in March 2006 as part of an approved cash management portfolio.  Given our liquidity and capital structure, we had the ability to hold these debt securities until maturity on April 1, 2009.

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

Because of the unlikelihood that these debt securities would recover in value, we recorded an after-tax impairment loss of $26.6 million in Other (Expense) Income for the three months ended September 30, 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit has been recognized for the impairment loss.

Interest rate swaps

The fair value of the interest rate swaps were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optional levels.

Commodity forward contracts

The fair value of the commodity forward contracts were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities. At March 31, 2009, December 31, 2008, and March 31, 2008, the estimated fair value of debt was $238.9 million, $221.0 million and $261.2 million, respectively, which compares to debt recorded on the balance sheet of $253.4 million, $252.4 million and $252.7 million, respectively.  The lower fair value of debt as of March 31, 2009 and December 31, 2008 was due to the adverse conditions in the overall credit and financial markets experienced in 2008.

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.   Nonfinancial assets measured at fair value on a nonrecurring basis are intangible assets and goodwill, which are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  No circumstances or events happened that indicated impairment may have occurred for the three months ended March 31, 2009; therefore, no measurement at fair value was required for these nonfinancial assets.

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

Executive Summary

Chlor Alkali Products segment income of $68.7 million improved 3% compared with the three months ended March 31, 2008, which reflects record ECU pricing in the business, offset by lower volumes.  Chlor Alkali Products realized a continuation of the weak demand that we experienced in the fourth quarter of 2008.  Operating rates in Chlor Alkali Products for the three months ended March 31, 2009 were 65%, which were slightly lower than the three months ended December 31, 2008 level of 67%.  The Chlor Alkali Products earnings for the three months ended March 31, 2009 were unfavorably impacted by maintenance and logistic costs associated with a planned ten-day maintenance outage during the quarter at our largest manufacturing site in McIntosh, AL, including the SunBelt facility, and the outage at our Henderson, NV site, which had been shutdown due to equipment failure from early December 2008 until February. In addition, we did not operate our St. Gabriel, LA facility during the three months ended March 31, 2009.

Winchester segment income of $17.0 million for the three months ended March 31, 2009 represented the highest level of quarterly earnings in its history.  Winchester’s results reflected the continuation of the stronger than normal demand that began in the fourth quarter of 2008 and improved pricing.

Earnings for the three months ended March 31, 2009 included $5.0 million of pretax gains associated with the sale of land and other asset disposals.

Consolidated Results of Operations
	Three Months Ended March 31,
	2009	2008
	($ in millions, except per share data)
Sales	$400.6	$399.1
Cost of Goods Sold	306.2	314.0
Gross Margin	94.4	85.1
Selling and Administration	39.2	33.3
Other Operating Income	5.5	0.6
Operating Income	60.7	52.4
Earnings of Non-consolidated Affiliates	14.8	8.1
Interest Expense	1.6	4.5
Interest Income	0.5	2.8
Other Income	―	0.1
Income before Taxes	74.4	58.9
Income Tax Provision	27.7	21.6
Net Income	$46.7	$37.3
Net Income per Common Share:
Basic	$0.60	$0.50
Diluted	$0.60	$0.50

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Sales for the three months ended March 31, 2009 were $400.6 million compared to $399.1 million last year, an increase of $1.5 million, or less than one percent.  Chlor Alkali Products sales decreased $20.6 million, or 7%, due to decreased shipment volumes partially offset by higher ECU prices.  Our ECU netbacks, excluding SunBelt, increased 32% compared to the same period in the prior year.  Winchester sales increased by $22.1 million, or 20%, from the three months ended March 31, 2008, primarily due to increased volumes.

Gross margin increased $9.3 million, or 11%, over the three months ended March 31, 2008, primarily as a result of improved Winchester gross margin resulting from higher volumes.  Gross margin as a percentage of sales increased to 24% in 2009 from 21% in 2008.

Selling and administration expenses for the three months ended March 31, 2009 increased $5.9 million, or 18%, from the three months ended March 31, 2008, primarily due to a higher provision for doubtful customer accounts receivable of $4.9 million, related to deterioration in customer credit, increased consulting fees of $0.9 million, higher salary and benefit costs of $0.9 million and a higher level of legal and legal-related settlement expenses of $0.6 million, partially offset by decreased management incentive compensation expense of $1.8 million, primarily resulting from mark-to-market adjustments on stock-based compensation.  Selling and administration expenses as a percentage of sales were 10% in 2009 and 8% in 2008.

Other operating income for the three months ended March 31, 2009 increased $4.9 million from the three months ended March 31, 2008, primarily due to a $3.7 million gain on the sale of land and $1.3 million of gains on the disposition of property, plant and equipment primarily associated with the ongoing St. Gabriel, LA facility conversion and expansion project.

The earnings of non-consolidated affiliates were $14.8 million for the three months ended March 31, 2009, an increase of $6.7 million from the three months ended March 31, 2008, primarily due to higher ECU prices at SunBelt.

Interest expense decreased by $2.9 million, or 64%, in 2009, primarily due to an increase of $2.1 million in capitalized interest associated with our St. Gabriel, LA facility conversion and expansion project and a major maintenance capital project at our McIntosh, AL facility and the effect of lower short-term interest rates.

Interest income decreased by $2.3 million, or 82%, in 2009 primarily due to lower short-term interest rates and lower average cash balances.

The effective tax rates for the three months ended March 31, 2009 and 2008, of 37.2% and 36.7%, respectively, were higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions, primarily Canada, being taxed at higher rates.

Segment Results

We define segment results as income before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended March 31,
	2009	2008
Sales:	($ in millions)
Chlor Alkali Products	$267.7	$288.3
Winchester	132.9	110.8
Total sales	$400.6	$399.1
Income before taxes:
Chlor Alkali Products(1)	$68.7	$67.0
Winchester	17.0	10.0
Corporate/Other:
Pension income(2)	4.8	4.5
Environmental provision	(4.8)	(5.1)
Other corporate and unallocated costs	(15.7)	(16.5)
Other operating income(3)	5.5	0.6
Interest expense	(1.6)	(4.5)
Interest income	0.5	2.8
Other income	―	0.1
Income before taxes	$74.4	$58.9

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $14.8 million and $8.1 million for the three months ended March 31, 2009 and 2008, respectively.

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

(3)
Other operating income for the three months ended March 31, 2009 included a $3.7 million gain on the sale of land and $1.3 million of gains on the disposal of assets primarily associated with the ongoing St. Gabriel, LA facility conversion and expansion project.

Chlor Alkali Products

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Chlor Alkali Products’ sales for the three months ended March 31, 2009 were $267.7 million compared to $288.3 million for the three months ended March 31, 2008, a decrease of $20.6 million, or 7%.   The sales decrease was primarily due to lower chlorine and caustic soda volumes of 29%, partially offset by higher ECU pricing, which increased 32% from the three months ended March 31, 2008.  Volumes for bleach and hydrochloric acid increased slightly compared to the three months ended March 31, 2008 levels.  Our ECU netbacks, excluding SunBelt, were approximately $765 for the three months ended March 31, 2009 compared to approximately $580 for the three months ended March 31, 2008.  Freight costs included in the ECU netback increased 10% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  Our operating rate for the three months ended March 31, 2009 was 65%, compared to the operating rate of 82% for the three months ended March 31, 2008.  The lower operating rate for 2009 resulted from lower caustic soda and chlorine demand.

Chlor Alkali posted segment income of $68.7 million for the three months ended March 31, 2009 compared to $67.0 million for the same period in 2008, an increase of $1.7 million, or 3%.   Chlor Alkali segment income was higher primarily because of increased selling prices ($46.7 million) and improved earnings of non-consolidated affiliates ($6.7 million) primarily related to SunBelt, partially offset by decreased volumes and higher operating costs ($51.7 million).

Winchester

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Sales were $132.9 million for the three months ended March 31, 2009 compared to $110.8 million for the three months ended March 31, 2008, an increase of $22.1 million, or 20%.  Sales of ammunition to domestic and international commercial customers increased $22.2 million.  Shipments to military customers increased $2.2 million.  Shipments to law enforcement agencies remained constant for the three months ended March 31, 2009 compared to the same period in 2008, while shipments to industrial customers decreased $1.9 million.

Winchester reported segment income of $17.0 million for the three months ended March 31, 2009 compared to $10.0 million for the three months ended March 31, 2008, an increase of $7.0 million, or 70%. The increase was primarily due to the impact of increased volumes and higher selling prices ($7.9 million), partially offset by increased commodity and other material costs and higher operating costs ($1.2 million).

Corporate/Other

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

For the three months ended March 31, 2009, pension income included in Corporate/Other was $4.8 million compared to $4.5 million for the three months ended March 31, 2008.  On a total company basis, defined benefit pension income for the three months ended March 31, 2009 was $3.9 million compared to $3.0 million for the three months ended March 31, 2008.

Charges to income for environmental investigatory and remedial activities were $4.8 million for the three months ended March 31, 2009, compared with $5.1 million for the three months ended March 31, 2008.  This provision related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2009, other corporate and unallocated costs were $15.7 million compared with $16.5 million in 2008, a decrease of $0.8 million, or 5%.  The decrease was primarily due to lower management incentive compensation costs of $2.6 million, primarily resulting from mark-to-market adjustments on stock-based compensation, partially offset by increased legal and legal-related settlement expenses of $0.8 million and higher asset retirement obligation charges of $0.8 million.

Outlook

Net income in the second quarter of 2009 is projected to be in the $0.30 to $0.40 per diluted share range compared with $0.47 per diluted share in the second quarter of 2008.

    In Chlor Alkali Products, we have seen a continuation of the weak chlor alkali demand environment experienced in the fourth quarter of 2008 into 2009.  Chlor Alkali Products earnings in the second quarter of 2009 are expected to decline compared to last year, due to lower volumes partially offset by improved ECU netbacks.

The normal seasonal increases of the industrial bleach business, chlorine, and caustic soda are contributing to expected improved operating rates from the first quarter of 2009.  We expect Chlor Alkali Products operating rates in the second quarter of 2009 to increase from the first quarter of 2009 level of 65% to the low to mid 70% range, which compares to an operating rate of 89% last year.

We expect ECU pricing in the second quarter of 2009 to decline from the first quarter of 2009, but be higher than the second quarter of 2008.  The continuation of weak overall demand for both chlorine and caustic soda puts pressure on pricing.  In April 2009, we have already seen a meaningful decline in caustic soda prices.  Consistent with what we view as a normal chlor alkali cycle, the amount and rate of the decline in ECU netbacks will be dependent on the demand for both chlorine and caustic soda.  We currently expect that ECU netbacks in Olin’s system will decline over the course of 2009.

Winchester second quarter of 2009 results are expected to improve from the prior year but decline from the record first quarter of 2009 results, as improved volumes offset higher commodity and other material costs and other operating costs.  During 2009, Winchester experienced a continuation of the above normal levels of demand that began around the November 2008 presidential election.  The surge in demand has been across the majority of Winchester’s product offerings, including rifle, pistol and rimfire.  Winchester anticipates that higher than normal levels of demand will continue in the second quarter of 2009.

We continue to anticipate that full year 2009 charges for environmental investigatory and remedial activities will be similar to the 2008 level.

We believe the full year 2009 effective tax rate will be in the 37% to 38% range.

Based on the completion of both the St. Gabriel, LA facility conversion and expansion project and a major maintenance project at our McIntosh, AL facility, we anticipate our capital spending to be approximately $135 million to $140 million for 2009.  We expect depreciation to be in the $80 million range for full-year 2009.

Environmental Matters

	March 31,
	2009	2008
Reserve for Environmental Liabilities:	($ in millions)
Balance at Beginning of Year	$158.9	$155.6
Charges to Income	4.8	5.1
Remedial and Investigatory Spending	(3.3)	(5.9)
Currency Translation Adjustments	(0.3)	(0.4)
Balance at End of Period	$160.1	$154.4

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2009 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $35 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $3.2 million at March 31, 2009. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.   Charges to income for investigatory and remedial efforts were material to operating results in 2008 and are expected to be material to operating results in 2009 and future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $160.1 million at March 31, 2009, $158.9 million at December 31, 2008, and $154.4 million at March 31, 2008, of which $125.1 million, $123.9 million, and $119.4 million were classified as other noncurrent liabilities, respectively.   These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $50 million to $60 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, and our ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect on our financial position or results of operations.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data
	Three Months Ended March 31,
	2009	2008
Used For	($ in millions)
Net operating activities	$(27.3)	$(9.6)
Capital expenditures	(49.8)	(23.1)
Net investing activities	(43.2)	(24.9)
Net financing activities	(7.4)	(21.6)

Operating Activities

For the three months ended March 31, 2009, cash used for operating activities increased by $17.7 million from 2008 primarily due to increased working capital.  For the three months ended March 31, 2009, working capital increased $88.7 million compared with an increase of $62.2 million in 2008.  Receivables increased from December 31, 2008 by $3.4 million.  Our days sales outstanding decreased by approximately one day from prior year.  Inventories increased from December 31, 2008 by $35.1 million primarily due to a seasonal increase in Winchester and Chlor Alkali Products and higher caustic soda inventory.  Accounts payable and accrued liabilities decreased by $46.3 million primarily due to timing of payments and a $20.6 million payment for the final settlement of working capital on the sale of the Metals business, which was consistent with the estimated working capital adjustment we anticipated from the transaction.  The three months ended March 31, 2009 also included a contribution to our foreign pension plan of $1.0 million.

Investing Activities

Capital spending of $49.8 million for the three months ended March 31, 2009 was $26.7 million higher than in the corresponding period in 2008. The higher capital spending was primarily due to an increase in spending of $19.9 million for the St. Gabriel, LA facility conversion and expansion project.  For the total year, we expect our capital spending to be approximately $135 million to $140 million.  We expect depreciation to be in the $80 million range for full-year 2009.

The 2009 increase in distributions from affiliated companies primarily reflected the impact of SunBelt’s higher operating results and net cash advanced from SunBelt.

Financing Activities

In February 2009, we reissued $1.5 million of variable rate Mississippi industrial revenue bonds, which were redeemed by us at par value in October 2008.  These were originally issued in 2005 in conjunction with our relocation of a portion of our Winchester operations to Oxford, MS.

In March 2008, we repaid industrial development and environmental improvement tax exempt bonds, which matured totaling $7.7 million that were issued through the parish of Calcasieu, LA and the town of McIntosh, AL.  In January 2008, we repaid the remaining $2.1 million of the 2.75% Convertible Senior Subordinated Notes due 2027 acquired from Pioneer.

We issued 0.6 million and 0.2 million shares of common stock with a total value of $7.2 million and $4.1 million to the CEOP for the three months ended March 31, 2009 and 2008, respectively.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends. We issued less than 0.1 million shares with a total value of less than $0.1 million and $0.2 million representing stock options exercised for the three months ended March 31, 2009 and 2008, respectively.

    The percent of total debt to total capitalization decreased to 25.0% at March 31, 2009, from 26.4% at December 31, 2008. The decrease was due primarily to the higher shareholders’ equity resulting from the net income for the three months ended March 31, 2009.

In the first quarter of 2009 and 2008, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the three months ended March 31, 2009 and 2008 were $15.5 million and $14.9 million, respectively.  In April 2009, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 10, 2009 to shareholders of record on May 11, 2009.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations, and short-term borrowings under our senior revolving credit facility and borrowings under our accounts receivable securitization facility (Accounts Receivable Facility). Historically, we also have had access to the debt and equity markets.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as vinyls, urethanes, bleach, ammunition, and pulp and paper. Cash flow from operations is affected by changes in ECU selling prices caused by changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings and cash flow. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $17 million annual change in our revenues and pretax profit when we are operating at full capacity.

Since 2006, we held corporate debt securities with a par value of $26.6 million.  On October 1, 2008, the issuer of these debt securities announced it would cease trading and appoint a receiver as a result of financial market turmoil.  The decline in the market value of the assets supporting these debt securities negatively impacted the liquidity of the issuer.  We determined that these debt securities had no fair market value due to the actions taken by the issuer, turmoil in the financial markets, the lack of liquidity of the issuer, and the lack of trading in these debt securities.  Because of the unlikelihood that these debt securities would recover in value, we recorded an after-tax impairment loss of $26.6 million in other (expense) income during the third quarter of 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit has been recognized for the impairment loss.

In August 2007, we entered into a $35 million letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of equipment and materials for the St. Gabriel, LA facility conversion and expansion project.

    On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced a $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding a new lending institution.  The credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  At March 31, 2009, we had $218.5 million available under this senior revolving credit facility, because we had issued $21.5 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).

At March 31, 2009, we had total letters of credit of $53.2 million outstanding, of which $21.5 million were issued under our $240 million senior revolving credit facility.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, workers compensation insurance policies, and plant closure and post-closure obligations.

On July 25, 2007, we established a $250 million, 364-day Accounts Receivable Facility, renewable annually for five years, which expires in July 2012.  As a result of the sale of Metals, the Accounts Receivable Facility was reduced from $250 million to $100 million.  In July 2008, the Accounts Receivable Facility was reduced from $100 million to $75 million.  The $75 million Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  As of March 31, 2009, we had nothing drawn under the Accounts Receivable Facility.  At March 31, 2009, we had $75 million available under the Accounts Receivable Facility based on eligible trade receivables.

    Our current debt structure is used to fund our business operations. As of March 31, 2009, we had borrowings of $253.4 million, of which $4.7 million was issued at variable rates. We have entered into interest rate swaps on $26.6 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank, N.A., a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $2.7 million and are included in other assets on the accompanying Condensed Balance Sheets, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness. Commitments from banks under our senior revolving credit facility and Accounts Receivable Facility are additional sources of liquidity.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $8.5 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

Off-Balance Sheet Arrangements

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc. Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide. Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us. The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased. Commitments related to this agreement are approximately $2.4 million per year for 2009 through 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. Our guarantee of these notes was $54.8 million at March 31, 2009. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At March 31, 2009, December 31, 2008, and March 31, 2008, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In April 2009, the FASB issued three Staff Positions (FSP) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  SFAS No. 157-4 provided guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS No. 107-1 and APB 28-1), enhanced consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (SFAS No. 115-2 and SFAS No. 124-2), provided additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

    SFAS No. 157-4 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This position, which reaffirms SFAS No. 157, stated that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.

    SFAS No. 107-1 and APB 28-1 related to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to issuing this position, fair values for these assets and liabilities were only disclosed once a year.  This position required these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

    SFAS No. 115-2 and SFAS No. 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  This position also required increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

    These positions will become effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted.  We adopted these positions as of March 31, 2009.  The adoption of these positions did not have a material effect on our financial statements.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (SFAS No. 132R-1), an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (SFAS No. 132R).  This position will require more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  This position becomes effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this position are not required for earlier periods that are presented for comparative purposes.  We are currently evaluating the disclosure requirements of this new position.

In March 2008, the FASB issued SFAS No. 161, an amendment to SFAS No. 133.  This statement required enhanced disclosures that expand the disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities.  It required more robust qualitative disclosures and expanded quantitative disclosures.  This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We adopted the provisions of SFAS No. 161 on January 1, 2009, which requires additional disclosure in our 2009 financial statements.  The adoption of this statement did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R).  This statement required the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, established the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and required additional disclosures by the acquirer.  Under this statement, all business combinations are accounted for by applying the acquisition method.  This statement became effective for us on January 1, 2009.  Earlier application was prohibited.  The effect of the adoption of SFAS No. 141R on our financial statements will be on adjustments made to pre-acquisition Pioneer income tax contingencies, which will no longer be reflected as an adjustment to goodwill but recognized through income tax expense.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS No. 160).  This statement required noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The statement applied to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  This statement became effective for us on January 1, 2009.  Earlier application was prohibited.  This statement was applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide additional required disclosures.  The adoption of SFAS No. 160 did not have a material effect on our financial statements.

          In September 2006, the FASB issued SFAS No. 157.  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value.  This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis was delayed by one year.  Nonfinancial assets and nonfinancial liabilities that were impacted by this deferral included assets and liabilities initially measured at fair value in a business combination, and intangible assets and goodwill tested annually for impairment.  We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on January 1, 2008, which required additional disclosure in our financial statements.  The partial adoption of this statement did not have a material impact on our financial statements.  We adopted the remaining provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009.  The adoption of the remaining provisions of this statement did not have a material impact on our financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2009, we maintained open positions on futures contracts totaling $68.1 million ($84.0 million at December 31, 2008 and $70.3 million at March 31, 2008). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $6.8 million ($8.4 million at December 31, 2008 and $7.0 million at March 31, 2008) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

    We are exposed to changes in interest rates primarily as a result of our investing and financing activities. The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations and commitments from banks under our senior revolving credit facility and our Accounts Receivable Facility are sources of liquidity. As of March 31, 2009, December 31, 2008, and March 31, 2008, we had long-term borrowings of $253.4 million, $252.4 million, and $252.7 million, respectively, of which $4.7 million at March 31, 2009 and March 31, 2008, and $3.1 million at December 31, 2008 were issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $26.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is the six-month LIBOR. Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $8.5 million on the $75 million variable interest rate swaps, which will be recognized through 2011.

Assuming no changes in the $104.7 million of variable-rate debt levels from December 31, 2008, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2008 would impact interest expense by $1.0 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of March 31, 2009:

Underlying Debt Instrument	Swap Amount	Date of Swap	March 31, 2009
	($ in millions)
			Olin Pays Floating Rate:
9.125%, due 2011	$50.0	December 2001	5.79%
9.125%, due 2011	$25.0	March 2002	4.0-5.0%(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.625% to 6.75%, due 2016-2017	$21.1	March 2002	4.09%
	5.5	March 2002	4.23%
			Olin Receives Floating Rate:
9.125%, due 2011	$75.0	January 2009	9.22%

(a)      Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $0.8 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008, include, but are not limited to the following:

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	changes in legislation or government regulations or policies;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	unexpected litigation outcomes;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	higher-than-expected raw material and energy, transportation, and/or logistics costs;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service; and

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital.

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Not applicable.

(b)         Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	—	N/A	—
February 1-28, 2009	—	N/A	—
March 1-31, 2009	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through March 31, 2009, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

10.1	Amendment to Olin Supplemental Contributing Employee Ownership Plan effective February 19, 2009

10.2	Summary of Stock Option Continuation Policy as of April 2009

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ John E. Fischer
Vice President and Chief Financial Officer (Authorized Officer)

Date: April 28, 2009

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to Olin Supplemental Contributing Employee Ownership Plan effective February 19, 2009

10.2	Summary of Stock Option Continuation Policy as of April 2009

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer