Form 10-Q
period 2009-06-30
OLIN CORP
filed 2009-07-28
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009, 78,233,857 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	June 30, 2009	December 31, 2008	June 30, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$192.2	$246.5	$186.4
Short-Term Investments	—	—	20.5
Receivables, Net	212.5	213.0	251.0
Inventories	162.7	131.4	150.8
Current Deferred Income Taxes	68.5	68.5	69.8
Other Current Assets	10.3	10.9	16.2
Total Current Assets	646.2	670.3	694.7
Property, Plant and Equipment (less Accumulated Depreciation of $975.8, $956.0 and $938.9)	683.5	629.9	541.4
Prepaid Pension Costs	—	—	154.1
Deferred Income Taxes	0.5	46.8	—
Other Assets	77.4	70.8	69.2
Goodwill	301.9	301.9	301.9
Total Assets	$1,709.5	$1,719.7	$1,761.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$115.6	$145.6	$159.3
Income Taxes Payable	—	0.6	—
Accrued Liabilities	197.0	253.6	218.6
Total Current Liabilities	312.6	399.8	377.9
Long-Term Debt	251.4	252.4	248.7
Accrued Pension Liability	35.0	51.5	50.1
Deferred Income Taxes	7.1	6.5	22.4
Other Liabilities	311.2	304.5	338.0
Total Liabilities	917.3	1,014.7	1,037.1
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share: Authorized, 120.0 Shares;
Issued and Outstanding 78.2, 77.3 and 75.4 Shares	78.2	77.3	75.4
Additional Paid-In Capital	814.5	801.6	761.6
Accumulated Other Comprehensive Loss	(239.4)	(269.4)	(154.1)
Retained Earnings	138.9	95.5	41.3
Total Shareholders’ Equity	792.2	705.0	724.2
Total Liabilities and Shareholders’ Equity	$1,709.5	$1,719.7	$1,761.3

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales	$383.0	$428.3	$783.6	$827.4
Operating Expenses:
Cost of Goods Sold	312.0	347.2	618.2	661.2
Selling and Administration	36.1	35.6	75.3	68.9
Other Operating Income	0.2	0.4	5.7	1.0
Operating Income	35.1	45.9	95.8	98.3
Earnings of Non-consolidated Affiliates	11.0	11.0	25.8	19.1
Interest Expense	1.7	3.7	3.3	8.2
Interest Income	0.3	1.4	0.8	4.2
Other Income	0.1	0.2	0.1	0.3
Income before Taxes	44.8	54.8	119.2	113.7
Income Tax Provision	17.0	19.3	44.7	40.9
Net Income	$27.8	$35.5	$74.5	$72.8
Net Income per Common Share:
Basic	$0.36	$0.47	$0.96	$0.97
Diluted	$0.36	$0.47	$0.96	$0.97
Dividends per Common Share	$0.20	$0.20	$0.40	$0.40
Average Common Shares Outstanding:
Basic	78.1	75.0	77.8	74.8
Diluted	78.1	75.4	77.8	75.2

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Common Stock
	Shares Issued	Par Value
Balance at January 1, 2008	74.5	$74.5	$742.0	$(151.2)	$(1.6)	$663.7
Comprehensive Income:
Net Income	—	—	—	—	72.8	72.8
Translation Adjustment	—	—	—	1.2	—	1.2
Net Unrealized Loss	—	—	—	(9.0)	—	(9.0)
Amortization of Prior Service Costs and Actuarial Losses, Net	—	—	—	4.9	—	4.9
Comprehensive Income						69.9
Dividends Paid:
Common Stock ($0.40 per share)	—	—	—	—	(29.9)	(29.9)
Common Stock Issued for:
Stock Options Exercised	0.6	0.6	10.2	—	—	10.8
Employee Benefit Plans	0.3	0.3	6.2	—	—	6.5
Other Transactions	—	—	0.4	—	—	0.4
Stock-Based Compensation	—	—	2.8	—	—	2.8
Balance at June 30, 2008	75.4	$75.4	$761.6	$(154.1)	$41.3	$724.2
Balance at January 1, 2009	77.3	$77.3	$801.6	$(269.4)	$95.5	$705.0
Comprehensive Income:
Net Income	—	—	—	—	74.5	74.5
Translation Adjustment	—	—	—	2.5	—	2.5
Net Unrealized Gain	—	—	—	23.7	—	23.7
Amortization of Prior Service Costs and Actuarial Losses, Net	—	—	—	3.8	—	3.8
Comprehensive Income						104.5
Dividends Paid:
Common Stock ($0.40 per share)	—	—	—	—	(31.1)	(31.1)
Common Stock Issued for:
Employee Benefit Plans	0.9	0.9	10.1	—	—	11.0
Other Transactions	—	—	0.6	—	—	0.6
Stock-Based Compensation	—	—	2.2	—	—	2.2
Balance at June 30, 2009	78.2	$78.2	$814.5	$(239.4)	$138.9	$792.2

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)
	Six Months Ended June 30,
	2009	2008
Operating Activities
Net Income	$74.5	$72.8
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(25.8)	(19.1)
Other Operating Income – Gains on Disposition of Property, Plant and Equipment	(4.6)	—
Stock-Based Compensation	2.8	3.0
Depreciation and Amortization	33.4	34.9
Deferred Income Taxes	36.4	(3.4)
Qualified Pension Plan Contributions	(1.5)	—
Qualified Pension Plan Income	(10.9)	(7.1)
Common Stock Issued under Employee Benefit Plans	1.2	1.7
Change in:
Receivables	0.5	(49.0)
Inventories	(31.3)	(44.1)
Other Current Assets	0.6	(1.5)
Accounts Payable and Accrued Liabilities	(47.0)	(38.2)
Income Taxes Payable	(7.5)	(0.6)
Other Assets	1.9	1.5
Other Noncurrent Liabilities	8.8	9.9
Other Operating Activities	(0.7)	(0.3)
Net Operating Activities	30.8	(39.5)
Investing Activities
Capital Expenditures	(87.6)	(62.4)
Proceeds from Disposition of Property, Plant and Equipment	5.7	0.3
Distributions from Affiliated Companies, Net	14.1	4.9
Other Investing Activities	2.5	1.2
Net Investing Activities	(65.3)	(56.0)
Financing Activities
Long-Term Debt:
Borrowings	1.5	—
Repayments	—	(9.8)
Issuance of Common Stock	9.8	4.8
Stock Options Exercised	—	9.3
Excess Tax Benefits from Stock Options Exercised	—	1.5
Dividends Paid	(31.1)	(29.9)
Net Financing Activities	(19.8)	(24.1)
Net Decrease in Cash and Cash Equivalents	(54.3)	(119.6)
Cash and Cash Equivalents, Beginning of Period	246.5	306.0
Cash and Cash Equivalents, End of Period	$192.2	$186.4
Cash Paid for Interest and Income Taxes:
Interest	$7.1	$8.5
Income Taxes, Net of Refunds	$16.4	$33.9
Non-Cash Investing Activities:
Capital Expenditures included in Accounts Payable and Accrued Liabilities	$15.3	$9.1

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

We have evaluated all subsequent events through July 28, 2009, which represents the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of June 30, 2009, and appropriate disclosure of subsequent events, which were not recognized in the financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

We evaluate the collectibility of accounts receivable based on a combination of factors.  We estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience.  This estimate is periodically adjusted when we become aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable.  While we have a large number of customers that operate in diverse businesses and are geographically dispersed, a general economic downturn in any of the industry segments in which we operate could result in higher than expected defaults, and, therefore, the need to revise estimates for the provision for doubtful accounts could occur.

Allowance for doubtful accounts receivable consisted of the following:
	Six Months Ended June 30,
	2009	2008
	($ in millions)
Balance at beginning of year	$5.0	$3.0
Provisions charged	6.3	1.2
Write-offs, net of recoveries	(6.1)	0.1
Balance at end of period	$5.2	$4.3

        Provisions charged to operations were $1.6 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively.

INVENTORIES

Inventories consisted of the following:
	June 30, 2009	December 31, 2008	June 30, 2008
	($ in millions)
Supplies	$27.9	$27.2	$25.5
Raw materials	61.7	56.4	46.0
Work in process	28.4	26.6	30.2
Finished goods	100.6	90.7	116.3
	218.6	200.9	218.0
LIFO reserve	(55.9)	(69.5)	(67.2)
Inventories, net	$162.7	$131.4	$150.8

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts, and maintenance parts. Elements of costs in inventories included raw materials, direct labor, and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2009, reflect certain estimates relating to inventory quantities and costs at December 31, 2009. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $55.9 million, $69.5 million and $67.2 million higher than reported at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Computation of Basic Income per Share	($ and shares in millions, except per share data)
Net income	$27.8	$35.5	$74.5	$72.8
Basic shares	78.1	75.0	77.8	74.8
Basic net income per share	$0.36	$0.47	$0.96	$0.97
Computation of Diluted Income per Share
Diluted shares:
Basic shares	78.1	75.0	77.8	74.8
Stock-based compensation	—	0.4	—	0.4
Diluted shares	78.1	75.4	77.8	75.2
Diluted net income per share	$0.36	$0.47	$0.96	$0.97

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Environmental provisions charged to income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in millions)
Charges to income	$8.0	$9.7	$12.8	$14.8
Recoveries from third parties of costs incurred and expensed in prior periods	(0.8)	—	(0.8)	—
Total provision	$7.2	$9.7	$12.0	$14.8

Charges to income for investigatory and remedial efforts were material to operating results in 2008 and are expected to be material to operating results in 2009. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $165.7 million, $158.9 million, and $158.5 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively, of which $130.7 million, $123.9 million, and $123.5 million, respectively, were classified as other noncurrent liabilities.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site.  There exists the possibility of recovering a portion of these costs from other parties.  We account for gain contingencies in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), and therefore do not record gain contingencies and recognize income until it is earned and realizable.  During the third quarter of 2009, we are anticipating a $44 million pretax recovery of environmental costs incurred and expensed in prior periods.

SHAREHOLDERS’ EQUITY

Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the six month periods ended June 30, 2009 and 2008. At June 30, 2009, 154,076 shares remained authorized to be purchased.

We issued less than 0.1 million shares and 0.6 million shares with a total value of less than $0.1 million and $10.8 million, representing stock options exercised for the six months ended June 30, 2009 and 2008, respectively. In addition, we issued 0.9 million and 0.3 million shares with a total value of $11.0 million and $6.5 million for the six months ended June 30, 2009 and 2008, respectively, in connection with our Contributing Employee Ownership Plan (CEOP).

The following table represents the activity included in Accumulated Other Comprehensive Loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Unrealized Losses on Marketable Securities (net of taxes)	Amortization of Prior Service Costs and Actuarial Losses (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2008	$(1.2)	$1.0	$—	$(151.0)	$(151.2)
Unrealized gains (losses)	1.2	(3.4)	(3.7)	4.9	(1.0)
Gains reclassified into income	—	(1.9)	—	—	(1.9)
Balance at June 30, 2008	$—	$(4.3)	$(3.7)	$(146.1)	$(154.1)
Balance at January 1, 2009	$(5.1)	$(25.0)	$—	$(239.3)	$(269.4)
Unrealized gains	2.5	9.0	—	3.8	15.3
Losses reclassified into income	—	14.7	—	—	14.7
Balance at June 30, 2009	$(2.6)	$(1.3)	$—	$(235.5)	$(239.4)

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales:	($ in millions)
Chlor Alkali Products	$242.4	$312.2	$510.1	$600.5
Winchester	140.6	116.1	273.5	226.9
Total sales	$383.0	$428.3	$783.6	$827.4
Income before taxes:
Chlor Alkali Products(1)	$47.6	$70.5	$116.3	$137.5
Winchester	19.1	9.5	36.1	19.5
Corporate/Other:
Pension income(2)	5.7	3.6	10.5	8.1
Environmental provision	(7.2)	(9.7)	(12.0)	(14.8)
Other corporate and unallocated costs	(19.3)	(17.4)	(35.0)	(33.9)
Other operating income(3)	0.2	0.4	5.7	1.0
Interest expense(4)	(1.7)	(3.7)	(3.3)	(8.2)
Interest income	0.3	1.4	0.8	4.2
Other income	0.1	0.2	0.1	0.3
Income before taxes	$44.8	$54.8	$119.2	$113.7

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $11.0 million for the three months ended June 30, 2009 and 2008 and $25.8 million and $19.1 million for the six months ended June 30, 2009 and 2008, respectively.

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

(3)
Other Operating Income for the six months ended June 30, 2009 included a $3.7 million gain on the sale of land and $0.9 million of gains on the disposal of assets primarily associated with the ongoing St. Gabriel, LA facility conversion and expansion project.

(4)
Interest expense was reduced by capitalized interest of $3.0 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $5.5 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

STOCK-BASED COMPENSATION

    Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards, and deferred directors’ compensation.   Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in millions)
Stock-based compensation	$3.1	$1.4	$5.1	$4.6
Mark-to-market adjustments	(1.2)	2.9	(2.4)	2.9
Total expense	$1.9	$4.3	$2.7	$7.5

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant date	2009	2008
Dividend yield	4.26%	4.34%
Risk-free interest rate	2.32%	3.21%
Expected volatility	40%	32%
Expected life (years)	7.0	7.0
Grant fair value (per option)	$3.85	$4.52
Exercise price	$14.28	$20.29
Shares granted	866,250	523,350

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

INVESTMENTS – AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which is accounted for using the equity method of accounting. The condensed financial positions and results of operations of SunBelt in its entirety were as follows:

100% Basis	June 30, 2009	December 31, 2008	June 30, 2008
Condensed Balance Sheet Data:	($ in millions)
Current assets	$46.8	$22.4	$45.5
Noncurrent assets	101.7	107.7	113.1
Current liabilities	20.5	19.7	21.8
Noncurrent liabilities	97.5	97.5	109.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Condensed Income Statement Data:	($ in millions)
Sales	$45.7	$47.3	$98.2	$89.5
Gross profit	23.1	24.6	53.6	44.5
Net income	18.0	18.9	43.6	33.3

The amount of cumulative unremitted earnings of SunBelt was $30.5 million, $12.9 million and $27.1 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively. We received distributions from SunBelt totaling $13.0 million and $6.4 million for the six months ended June 30, 2009 and 2008, respectively.  We have not made any contributions in 2009 or 2008.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours.  Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $0.8 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively, and $1.7 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively.  The operating results from SunBelt included interest expense of $1.0 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and $2.0 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $2.2 million for the three months ended June 30, 2009 and 2008 and $4.2 million and $4.3 million for the six months ended June 30, 2009 and 2008, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these SunBelt Notes was $54.8 million at June 30, 2009. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In addition to SunBelt, we have two other investments, which are accounted for under the equity method.   The following table summarizes our investments in our equity affiliates:

	June 30, 2009	December 31, 2008	June 30, 2008
	($ in millions)
SunBelt	$7.5	$(3.7)	$3.5
Bay Gas	11.4	10.7	6.6
Bleach joint venture	11.7	12.0	11.3
Investments in equity affiliates	$30.6	$19.0	$21.4

The following table summarizes our equity earnings of non-consolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in millions)
SunBelt	$9.9	$10.7	$23.5	$18.9
Bay Gas	0.3	0.3	0.7	0.5
Bleach joint venture	0.8	—	1.6	(0.3)
Equity earnings of non-consolidated affiliates	$11.0	$11.0	$25.8	$19.1

We received net distributions from our non-consolidated affiliates of $14.1 million and $4.9 million for the six months ended June 30, 2009 and 2008, respectively.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Expenses of the defined contribution pension plans were $3.0 million and $2.4 million for the three months ended June 30, 2009 and 2008, respectively, and $7.0 million and $5.6 million for the six months ended June 30, 2009 and 2008, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.0	$1.6	$0.4	$0.4
Interest cost	24.7	25.3	1.0	1.1
Expected return on plans’ assets	(33.0)	(32.5)	—	—
Amortization of prior service cost	0.2	0.4	—	(0.1)
Recognized actuarial loss	2.3	2.5	0.7	0.8
Curtailment	—	0.8	—	—
Net periodic benefit (income) cost	$(4.8)	$(1.9)	$2.1	$2.2

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.5	$3.3	$0.8	$0.8
Interest cost	50.0	50.4	2.0	2.2
Expected return on plans’ assets	(66.2)	(65.2)	—	—
Amortization of prior service cost	0.3	0.8	(0.1)	(0.1)
Recognized actuarial loss	4.7	5.0	1.4	1.5
Curtailment	—	0.8	—	—
Net periodic benefit (income) cost	$(8.7)	$(4.9)	$4.1	$4.4

During the six months ended June 30, 2009, we made contributions to our foreign defined benefit pension plan of $1.5 million.  In June 2008, we recorded a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2009 included expense of $2.0 million for a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.

At June 30, 2009, our Current Deferred Income Taxes of $68.5 million included refundable income taxes of $6.9 million.  A reclassification totaling $56.3 million from Deferred Income Taxes to Current Deferred Income Taxes was made conforming deferred taxes to the classification of the underlying related assets and liabilities at June 30, 2008.

As of June 30, 2009, we had $50.1 million of gross unrecognized tax benefits, all of which would impact the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:

June 30, 2009
($ in millions)
Balance at beginning of year	$50.2
Decrease for prior year tax positions	(0.3)
Settlements with taxing authorities	0.2
Balance at end of period	$50.1

As of June 30, 2009, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $5.8 million over the next twelve months.  The reduction primarily relates to settlements with taxing authorities and the lapse of federal, state, and foreign statutes of limitation.

Our federal income tax returns for 2005 to 2007 are open tax years under the statute of limitations.  We file in numerous state and foreign jurisdictions with varying statutes of limitation.  The tax years 2004 through 2007 are open depending on each jurisdiction’s unique statute of limitation.  Pioneer filed income tax returns in the U.S., various states, Canada, and various Canadian provinces.  The Pioneer income tax returns are open for examination for the years 2005 and forward.  The Internal Revenue Service (IRS) commenced an audit of Pioneer’s 2006 and 2007 tax years in the fourth quarter of 2008.  The Canada Revenue Agency has commenced an audit of Pioneer’s Canadian tax returns for its 2005 to 2007 tax years.  No issues have arisen to date that would suggest a tax liability should be recognized.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Australian dollar and Canadian dollar). All of the currency derivatives expire within one year and are for United States dollar equivalents. Our foreign currency forward contracts did not meet the criteria to qualify for hedge accounting.  At June 30, 2009, December 31, 2008 and June 30, 2008, we had forward contracts to sell foreign currencies with a notional value of $2.8 million, zero, and $3.4 million, respectively.  At June 30, 2009 and December 31, 2008 we did not have any forward contracts to buy foreign currencies. At June 30, 2008 we had forward contracts to buy foreign currencies with a notional value of $3.6 million.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 9.125% senior notes due 2011 (2011 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	June 30, 2009	December 31, 2008	June 30, 2008
	($ in millions)
Copper	$38.9	$49.8	$40.5
Zinc	2.9	5.4	6.4
Lead	16.3	26.8	34.0
Natural gas	4.5	2.0	—

As of June 30, 2009, the counterparty to $49.0 million of these commodity forward contracts was Wells Fargo, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in the company's manufacturing process.  At June 30, 2009, we had open positions in futures contracts through 2013. If all open futures contracts had been settled on June 30, 2009, we would have recognized a pretax loss of $2.3 million.

If commodity prices were to remain at the levels they were at June 30, 2009, approximately $0.1 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of June 30, 2009, December 31, 2008 and June 30, 2008, the total notional amount of our interest rate swaps designated as fair value hedges were $26.6 million, $101.6 million and $101.6 million, respectively.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.

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

Financial statement impacts

We present our derivative assets and liabilities in our Condensed Balance Sheets on a net basis.  We net derivative assets and liabilities whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts.  We use these agreements to manage and substantially reduce our potential counterparty credit risk.

The following table summarizes the location and fair value of the derivative instruments on our Condensed Balance Sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
		($ in millions)				($ in millions)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2009	December 31, 2008	June 30, 2008	Balance Sheet Location	June 30, 2009	December 31, 2008	June 30, 2008
Interest rate contracts	Other assets	$1.9	$11.3	$6.0	Long-term debt	$8.7	$11.3	$6.0
Commodity contracts – gains	Other current assets	0.3	—	1.9	Accrued liabilities	(4.8)	(0.3)	(5.4)
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	7.0	41.2	13.0
		$2.2	$11.3	$7.9		$10.9	$52.2	$13.6

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$6.5	$—	$—	Other liabilities	$0.1	$—	$—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	0.8	—	—
Foreign currency contracts	Other current assets	—	—	—	Accrued liabilities	—	—	0.2
		$6.5	$—	$—		$0.9	$—	$0.2

Total Derivatives(1)		$8.7	$11.3	$7.9		$11.8	$52.2	$13.8

(1)         Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on our Condensed Statements of Income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2009	2008	2009	2008
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in Other Comprehensive Loss (Effective Portion)	———	$7.0	$(15.3)	$14.7	$(5.6)
Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Cost of Goods Sold	$(9.0)	$(0.6)	$(24.1)	$3.0
Recognized in Income (Ineffective Portion)	Cost of Goods Sold	(0.3)	(0.2)	(0.7)	(0.4)
		$(9.3)	$(0.8)	$(24.8)	$2.6
Derivatives – Fair Value Hedges
Interest rate contracts	Interest Expense	$0.7	$0.6	$1.6	$0.9
		$0.7	$0.6	$1.6	$0.9

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest Expense	$0.9	$—	$1.0	$—
Foreign currency contracts	Selling and Administration	—	0.2	—	(0.4)
		$0.9	$0.2	$1.0	$(0.4)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of June 30, 2009, December 31, 2008 and June 30, 2008, the amounts recognized in Accrued Liabilities for the right to reclaim cash collateral totaled zero, $22.0 million, and $4.4 million, respectively.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.  A reclassification totaling $22.0 million and $4.4 million from Other Current Assets to Accrued Liabilities was made conforming cash collateral to the classification of the related derivative instruments at December 31, 2008 and June 30, 2008, respectively.

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

In April 2009, the FASB issued Staff Position SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (SFAS No. 157-4).  This position provided guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  SFAS No. 157-4 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  SFAS No. 157-4, which reaffirms SFAS No. 157, stated that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  This position became effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted.  We adopted this position as of March 31, 2009.  The adoption of this position did not have a material effect on our financial statements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Condensed Balance Sheet as of June 30, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$8.4	$—	$8.4
Commodity forward contracts	0.3	—	—	0.3
Liabilities
Interest rate swaps	$—	$8.8	$—	$8.8
Commodity forward contracts	1.7	1.3	—	3.0

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

As of June 30, 2008, we held corporate debt securities totaling $26.6 million of par value with a fair value of $20.5 million.  For the six months ended June 30, 2008, a temporary unrealized after-tax loss of $3.7 million ($6.1 million pretax) was recorded in Accumulated Other Comprehensive Loss.   As of June 30, 2008, we concluded no other-than-temporary impairment losses had occurred.  The AA-rated issuer of these debt securities had funded all redemptions at par and maintained short-term A1/P2 credit ratings.  We entered into this structured investment vehicle in March 2006 as part of an approved cash management portfolio.  Given our liquidity and capital structure, we had the ability to hold these debt securities until maturity on April 1, 2009.

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities. At June 30, 2009, December 31, 2008, and June 30, 2008, the estimated fair value of debt was $246.8 million, $221.0 million and $248.9 million, respectively, which compares to debt recorded on the balance sheet of $251.4 million, $252.4 million and $248.7 million, respectively.  The lower fair value of debt as of December 31, 2008 was due to the adverse conditions in the overall credit and financial markets experienced in 2008.

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.   Nonfinancial assets measured at fair value on a nonrecurring basis are intangible assets and goodwill, which are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  No circumstances or events happened that indicated impairment may have occurred for the six months ended June 30, 2009; therefore, no measurement at fair value was required for these nonfinancial assets.

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

Executive Summary

During the second quarter of 2009, a bill was introduced in the United States House of Representatives which, if enacted, would ban the production of chlor alkali products using mercury cell technology two years from the date it is enacted into law.  A companion bill was introduced in the United States Senate in July 2009.  Olin currently operates two facilities which utilize mercury cell technology totaling approximately 350,000 ECUs of capacity (approximately 18% of our capacity).  We are closely monitoring the progress of these bills, but it is too soon to estimate the likelihood of enactment, and therefore to determine what impact there will be on Olin and the chlor alkali industry.  Olin operates its mercury cell facilities in full compliance with all environmental rules and regulations.

Chlor Alkali Products’ segment income was $47.6 million and $116.3 million for the three and six months ended June 30, 2009, respectively.  Chlor Alkali Products continued to experience the weak demand that began in the fourth quarter of 2008.  Operating rates in Chlor Alkali Products for the three months ended June 30, 2009 and 2008 were 70% and 89%, respectively, and for the six months ended June 30, 2009 and 2008 were 67% and 86%, respectively.  Volumes for chlorine and caustic soda decreased 32% and 31% for the three and six months ended June 30, 2009, respectively, compared to the prior year.

While second quarter 2009 ECU netbacks of $585 were similar to levels in the second quarter of 2008, the pricing dynamics in the North American market have changed.  During 2008, North American demand for caustic soda remained strong, while supply continued to be constrained by the weakness in chlorine demand.  This resulted in a significant supply and demand imbalance for caustic soda in North America, which resulted in record caustic soda pricing.  The result was a record ECU netback in the first quarter of 2009 of approximately $765.  Beginning late in the fourth quarter of 2008 and continuing through the second quarter of 2009, demand for caustic soda weakened significantly, and fell below the demand for chlorine.  This created excess supply in North America, which has caused caustic soda prices to fall.  The over supply of caustic soda caused industry operating rates to be constrained, which resulted in chlorine price increase announcements of $300 per ton during the second quarter of 2009.  Caustic soda prices declined precipitously in the second quarter of 2009 and these declines have continued into the third quarter of 2009.  We expect to begin realizing the increases in chlorine prices in the third quarter of 2009 with most of the improvement expected in the fourth quarter of 2009 and into 2010.

Winchester segment income was $19.1 million and $36.1 million for the three and six months ended June 30, 2009, respectively.  Winchester segment income for the three and six months ended June 30, 2009, which represented the highest level of earnings in its history, improved 101% and 85%, respectively, compared to prior year.  Winchester’s results reflected the continuation of the stronger than normal demand that began in the fourth quarter of 2008 and improved pricing.

Earnings for the six months ended June 30, 2009 included $4.6 million of pretax gains associated with the sale of land and other asset disposals.

Consolidated Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in millions, except per share data)
Sales	$383.0	$428.3	$783.6	$827.4
Cost of Goods Sold	312.0	347.2	618.2	661.2
Gross Margin	71.0	81.1	165.4	166.2
Selling and Administration	36.1	35.6	75.3	68.9
Other Operating Income	0.2	0.4	5.7	1.0
Operating Income	35.1	45.9	95.8	98.3
Earnings of Non-consolidated Affiliates	11.0	11.0	25.8	19.1
Interest Expense	1.7	3.7	3.3	8.2
Interest Income	0.3	1.4	0.8	4.2
Other Income	0.1	0.2	0.1	0.3
Income before Taxes	44.8	54.8	119.2	113.7
Income Tax Provision	17.0	19.3	44.7	40.9
Net Income	$27.8	$35.5	$74.5	$72.8
Net Income per Common Share:
Basic	$0.36	$0.47	$0.96	$0.97
Diluted	$0.36	$0.47	$0.96	$0.97

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Sales for the three months ended June 30, 2009 were $383.0 million compared to $428.3 million last year, a decrease of $45.3 million, or 11%.  Chlor Alkali Products’ sales decreased $69.8 million, or 22%, due to decreased shipment volumes and slightly lower ECU prices.   Winchester sales increased by $24.5 million, or 21%, from the three months ended June 30, 2008, primarily due to increased volumes.

Gross margin decreased $10.1 million, or 12%, compared to the three months ended June 30, 2008, primarily as a result of decreased Chlor Alkali gross margin resulting from lower volumes, partially offset by improved Winchester gross margin resulting from higher volumes.  Gross margin as a percentage of sales was 19% in 2009 and 2008.

Selling and administration expenses for the three months ended June 30, 2009 increased $0.5 million, or 1%, from the three months ended June 30, 2008, primarily due to a higher level of legal and legal-related settlement expenses of $2.9 million, which included recovery actions for environmental costs previously incurred and expensed, increased consulting fees of $1.4 million, and higher salary and benefit costs of $0.5 million, partially offset by decreased management incentive compensation expense of $2.6 million, primarily resulting from mark-to-market adjustments on stock-based compensation and lower unfavorable foreign currency impact of $1.6 million.  Selling and administration expenses as a percentage of sales were 9% in 2009 and 8% in 2008.

Other operating income for the three months ended June 30, 2009 decreased $0.2 million from the three months ended June 30, 2008, primarily due to a loss in 2009 of $0.4 million on dispositions of property, plant and equipment.

The earnings of non-consolidated affiliates were $11.0 million for the three months ended June 30, 2009 and 2008.

Interest expense decreased by $2.0 million, or 54%, in 2009 primarily due to an increase of $2.3 million in capitalized interest associated with our St. Gabriel, LA facility conversion and expansion project and a major maintenance capital project at our McIntosh, AL facility and the effect of lower short-term interest rates.

Interest income decreased by $1.1 million, or 79%, in 2009 primarily due to lower short-term interest rates and lower average cash balances.

The effective tax rate for the three months ended June 30, 2009 included expense of $2.0 million for a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  Additionally, the effective tax rate for the three months ended June 30, 2009 included a $1.0 million reduction in expense primarily associated with the expiration of statutes of limitation in foreign jurisdictions and a law change in foreign jurisdictions.  The effective tax rate for the three months ended June 30, 2009 of 35.7%, which was increased by the effect of these two items of $1.0 million, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions, primarily Canada, being taxed at higher rates, which were offset in part by the utilization of certain state tax credits.  The effective tax rate for the three months ended June 30, 2008 included a $0.8 million reduction in expenses primarily associated with the expiration of statutes of limitation in foreign jurisdictions.  The effective tax rate for the three months ended June 30, 2008 of 36.7%, which was reduced by the $0.8 million, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Sales for the six months ended June 30, 2009 were $783.6 million compared to $827.4 million last year, a decrease of $43.8 million, or 5%.  Chlor Alkali Products’ sales decreased $90.4 million, or 15%, due to decreased shipment volumes partially offset by higher ECU prices.  Our ECU netbacks, excluding SunBelt, increased 15% compared to the same period in the prior year.  Winchester sales increased by $46.6 million, or 21%, from the six months ended June 30, 2008, primarily due to increased volumes.

Gross margin decreased $0.8 million, or less than one percent, compared to the six months ended June 30, 2008, primarily as a result of decreased Chlor Alkali gross margin resulting from lower volumes, partially offset by improved Winchester gross margin resulting from higher volumes.  Gross margin as a percentage of sales increased to 21% in 2009 from 20% in 2008.

Selling and administration expenses for the six months ended June 30, 2009 increased $6.4 million, or 9%, from the six months ended June 30, 2008, primarily due to a higher provision for doubtful customer accounts receivable of $5.1 million, related to a deterioration in customer credit, a higher level of legal and legal-related settlement expenses of $3.5 million, which included recovery actions for environmental costs previously incurred and expensed, increased consulting fees of $2.1 million, and higher salary and benefit costs of $1.3 million, partially offset by decreased management incentive compensation expense of $4.5 million, primarily resulting from mark-to-market adjustments on stock-based compensation and decreased recruiting expense of $0.8 million.  Selling and administration expenses as a percentage of sales were 10% in 2009 and 8% in 2008.

Other operating income for the six months ended June 30, 2009 increased $4.7 million from the six months ended June 30, 2008, primarily due to a $3.7 million gain on the sale of land and $0.9 million of gains on the disposition of property, plant and equipment primarily associated with the ongoing St. Gabriel, LA facility conversion and expansion project.

The earnings of non-consolidated affiliates were $25.8 million for the six months ended June 30, 2009, an increase of $6.7 million from the six months ended June 30, 2008, primarily due to higher ECU prices at SunBelt and increased earnings at our bleach joint venture.

Interest expense decreased by $4.9 million, or 60%, in 2009 primarily due to an increase of $4.4 million in capitalized interest associated with our St. Gabriel, LA facility conversion and expansion project and a major maintenance capital project at our McIntosh, AL facility and the effect of lower short-term interest rates.

Interest income decreased by $3.4 million, or 81%, in 2009 primarily due to lower short-term interest rates and lower average cash balances.

The effective tax rate for the six months ended June 30, 2009 included expense of $2.0 million for a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  Additionally, the effective tax rate for the six months ended June 30, 2009 included a $0.9 million reduction in expense primarily associated with the expiration of statutes of limitation in foreign jurisdictions and a law change in foreign jurisdictions.  The effective tax rate for the six months ended June 30, 2009 of 36.6%, which was increased by the effect of these two items of $1.1 million, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes and income in certain foreign jurisdictions, primarily Canada, being taxed at higher rates, which were offset in part by the utilization of certain state tax credits.  The effective tax rate for the six months ended June 30, 2008 included a $0.6 million reduction in expenses primarily associated with the favorable resolution of prior period tax matters.  The effective tax rate for the six months ended June 30, 2008 of 36.5%, which was reduced by the $0.6 million, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits.

Segment Results

We define segment results as income before interest expense, interest income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales:	($ in millions)
Chlor Alkali Products	$242.4	$312.2	$510.1	$600.5
Winchester	140.6	116.1	273.5	226.9
Total sales	$383.0	$428.3	$783.6	$827.4
Income before taxes:
Chlor Alkali Products(1)	$47.6	$70.5	$116.3	$137.5
Winchester	19.1	9.5	36.1	19.5
Corporate/Other:
Pension income(2)	5.7	3.6	10.5	8.1
Environmental provision	(7.2)	(9.7)	(12.0)	(14.8)
Other corporate and unallocated costs	(19.3)	(17.4)	(35.0)	(33.9)
Other operating income(3)	0.2	0.4	5.7	1.0
Interest expense(4)	(1.7)	(3.7)	(3.3)	(8.2)
Interest income	0.3	1.4	0.8	4.2
Other income	0.1	0.2	0.1	0.3
Income before taxes	$44.8	$54.8	$119.2	$113.7

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $11.0 million for the three months ended June 30, 2009 and 2008 and $25.8 million and $19.1 million for the six months ended June 30, 2009 and 2008, respectively.

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

(3)
Other operating income for the six months ended June 30, 2009 included a $3.7 million gain on the sale of land and $0.9 million of gains on the disposal of assets primarily associated with the ongoing St. Gabriel, LA facility conversion and expansion project.

(4)
Interest expense was reduced by capitalized interest of $3.0 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $5.5 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

Chlor Alkali Products

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Chlor Alkali Products’ sales for the three months ended June 30, 2009 were $242.4 million compared to $312.2 million for the three months ended June 30, 2008, a decrease of $69.8 million, or 22%.   The sales decrease was primarily due to lower chlorine and caustic soda volumes of 32%, and slightly lower ECU pricing, which decreased 1% from the three months ended June 30, 2008.  Volumes for bleach increased 13% compared to the three months ended June 30, 2008.  Our ECU netbacks, excluding SunBelt, were approximately $585 for the three months ended June 30, 2009 compared to approximately $590 for the three months ended June 30, 2008.  Freight costs included in the ECU netback increased 9% for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  Our operating rate for the three months ended June 30, 2009 was 70%, compared to our operating rate of 89% for the three months ended June 30, 2008.  The lower operating rate for 2009 resulted from lower caustic soda and chlorine demand.

Chlor Alkali posted segment income of $47.6 million for the three months ended June 30, 2009 compared to $70.5 million for the same period in 2008, a decrease of $22.9 million, or 32%.  Chlor Alkali segment income was lower primarily due to decreased volumes ($48.6 million) offset by improved bleach and other product margins ($9.5 million) and lower operating costs ($16.2 million), primarily electricity.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Chlor Alkali Products’ sales for the six months ended June 30, 2009 were $510.1 million compared to $600.5 million for the six months ended June 30, 2008, a decrease of $90.4 million, or 15%.   The sales decrease was primarily due to lower chlorine and caustic soda volumes of 31%, partially offset by higher ECU pricing, which increased 15% from the six months ended June 30, 2008.  Volumes for bleach increased 12% compared to the six months ended June 30, 2008.  Our ECU netbacks, excluding SunBelt, were approximately $670 for the six months ended June 30, 2009 compared to approximately $585 for the six months ended June 30, 2008.  Freight costs included in the ECU netback increased 9% for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  Our operating rate for the six months ended June 30, 2009 was 67%, compared to our operating rate of 86% for the six months ended June 30, 2008.  The lower operating rate for 2009 resulted from lower caustic soda and chlorine demand.

Chlor Alkali posted segment income of $116.3 million for the six months ended June 30, 2009 compared to $137.5 million for the same period in 2008, a decrease of $21.2 million, or 15%.  Chlor Alkali segment income was lower primarily due to decreased volumes and higher operating costs ($84.1 million), partially offset by increased selling prices ($56.2 million) and improved earnings of non-consolidated affiliates ($6.7 million) primarily related to SunBelt.

Winchester

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Sales were $140.6 million for the three months ended June 30, 2009 compared to $116.1 million for the three months ended June 30, 2008, an increase of $24.5 million, or 21%.  Sales of ammunition to domestic and international commercial customers increased $22.4 million.  Shipments to military customers increased $4.3 million.  Shipments to law enforcement agencies remained constant for the three months ended June 30, 2009 compared to the same period in 2008, while shipments to industrial customers, who primarily supply the construction sector, decreased $2.0 million.

Winchester reported segment income of $19.1 million for the three months ended June 30, 2009 compared to $9.5 million for the three months ended June 30, 2008, an increase of $9.6 million, or 101%. The increase was primarily due to the impact of increased volumes and higher selling prices ($8.0 million) and decreased commodity and other material costs partially offset by higher operating costs ($1.7 million).

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Sales were $273.5 million for the six months ended June 30, 2009 compared to $226.9 million for the six months ended June 30, 2008, an increase of $46.6 million, or 21%.  Sales of ammunition to domestic and international commercial customers increased $44.5 million.  Shipments to military customers increased $6.4 million.  Shipments to law enforcement agencies remained constant for the six months ended June 30, 2009 compared to the same period in 2008, while shipments to industrial customers decreased $4.0 million.

Winchester reported segment income of $36.1 million for the six months ended June 30, 2009 compared to $19.5 million for the six months ended June 30, 2008, an increase of $16.6 million, or 85%. The increase was primarily due to the impact of increased volumes and higher selling prices ($15.9 million) and decreased commodity and other material costs partially offset by higher operating costs ($0.4 million).

Corporate/Other

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

For the three months ended June 30, 2009, pension income included in Corporate/Other was $5.7 million compared to $3.6 million for the three months ended June 30, 2008.  Pension income for the three months ended June 30, 2008 included a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  On a total company basis, defined benefit pension income for the three months ended June 30, 2009 was $4.8 million compared to $1.9 million for the three months ended June 30, 2008.

Charges to income for environmental investigatory and remedial activities were $7.2 million for the three months ended June 30, 2009, which includes $0.8 million of recoveries from third parties of costs incurred and expensed in prior periods, compared with $9.7 million for the three months ended June 30, 2008.  This provision related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended June 30, 2009, other corporate and unallocated costs were $19.3 million compared with $17.4 million in 2008, an increase of $1.9 million, or 11%.  The increase was primarily due to increased legal and legal-related settlement expenses of $2.3 million, which included recovery actions for environmental costs previously incurred and expensed, higher asset retirement obligation charges of $1.3 million, and increased consulting fees of $0.6 million, partially offset by lower management incentive compensation costs of $2.8 million, primarily resulting from mark-to-market adjustments on stock-based compensation.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

For the six months ended June 30, 2009, pension income included in Corporate/Other was $10.5 million compared to $8.1 million for the six months ended June 30, 2008.  Pension income for the six months ended June 30, 2008 included a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  On a total company basis, defined benefit pension income for the six months ended June 30, 2009 was $8.7 million compared to $4.9 million for the six months ended June 30, 2008.

Charges to income for environmental investigatory and remedial activities were $12.0 million for the six months ended June 30, 2009, which includes $0.8 million of recoveries from third parties of costs incurred and expensed in prior periods, compared with $14.8 million for the six months ended June 30, 2008.  This provision related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the six months ended June 30, 2009, other corporate and unallocated costs were $35.0 million compared with $33.9 million in 2008, an increase of $1.1 million, or 3%.  The increase was primarily due to increased legal and legal-related settlement expenses of $3.1 million, which included recovery actions for environmental costs previously incurred and expensed, higher asset retirement obligation charges of $2.1 million, and increased consulting fees of $1.0 million, partially offset by lower management incentive compensation costs of $5.4 million, primarily resulting from mark-to-market adjustments on stock-based compensation.

Outlook

Net income in the third quarter of 2009 is projected to be in the $0.20 diluted share range compared with $0.49 per diluted share in the third quarter of 2008.  Our third quarter of 2009 forecast includes an anticipated $44 million pretax recovery of environmental costs incurred and expensed in prior periods.

The combination of the precipitous decline in caustic soda prices and the continuation of weak demand will likely result in a third quarter Chlor Alkali Products’ segment loss.  We have seen a continuation of the weak chlor alkali demand environment experienced in the fourth quarter of 2008 into 2009.

Beginning late in the fourth quarter of 2008 and continuing through the second quarter of 2009, demand for caustic soda weakened significantly, and fell below the demand for chlorine.  This created excess supply in North America, which has caused caustic soda prices to fall.  The over supply of caustic soda caused industry operating rates to be constrained, which resulted in chlorine price increase announcements of $300 per ton during the second quarter of 2009.  We believe our chlorine prices will increase in the third quarter of 2009 compared to the second quarter and will continue to increase into the first quarter of 2010.  Our chlorine prices have declined since the third quarter of 2007.  Caustic soda prices declined sharply in the second quarter of 2009 and these declines have continued into the third quarter of 2009.  Overall, ECU netbacks are expected to decline approximately 40% in the third quarter of 2009 compared to the second quarter.

We expect Chlor Alkali Products’ operating rates in the third quarter of 2009 to be in the 70% to 75% range compared with the second quarter of 2009 level of 70%.  The operating rate in the third quarter of 2008 was 89%.

Winchester third quarter of 2009 results are expected to be comparable to the second quarter of 2009 and higher than the third quarter of 2008 segment income of $9.8 million.  The improved Winchester results from the prior year are based on continued higher volumes and lower commodity and other material costs.  During 2009, Winchester has experienced a continuation of the above normal levels of demand that began around the November 2008 presidential election.  The increase in demand has been across the majority of Winchester’s product offerings, including rifle, pistol and rimfire.  Winchester anticipates that higher than normal levels of demand will continue in the third quarter of 2009.

Without the anticipated recovery of $44 million of environmental costs incurred and expensed in prior periods, we anticipate that full year 2009 charges for environmental investigatory and remedial activities will be in the $20 million to $25 million range, which is lower than previously estimated and lower than the 2008 level.

Based on our revised outlook for the business, we now believe the full year 2009 effective tax rate will be in the 35% to 36% range.

We expect capital spending in the third and fourth quarters of 2009 will be approximately 50% lower than spending levels in the first and second quarters of 2009. With the completion of both the St. Gabriel, LA facility conversion and expansion project and a major maintenance project at our McIntosh, AL facility, we now anticipate our capital spending to be approximately $130 million to $135 million for 2009.  This spending is approximately $5 million lower than our prior forecast. We expect depreciation to be in the $75 million range for full-year 2009.

Environmental Matters

Environmental provisions charged to income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in millions)
Charges to income	$8.0	$9.7	$12.8	$14.8
Recoveries from third parties of costs incurred and expensed in prior periods	(0.8)	—	(0.8)	—
Total provision	$7.2	$9.7	$12.0	$14.8

Our liabilities for future environmental expenditures were as follows:

	June 30,
	2009	2008
Reserve for Environmental Liabilities:	($ in millions)
Balance at Beginning of Year	$158.9	$155.6
Charges to Income	12.8	14.8
Remedial and Investigatory Spending	(6.6)	(11.5)
Currency Translation Adjustments	0.6	(0.4)
Balance at End of Period	$165.7	$158.5

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2009 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $25 million to $35 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $3.1 million at June 30, 2009. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.   Charges to income for investigatory and remedial efforts were material to operating results in 2008 and are expected to be material to operating results in 2009 and future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $165.7 million at June 30, 2009, $158.9 million at December 31, 2008, and $158.5 million at June 30, 2008, of which $130.7 million, $123.9 million, and $123.5 million were classified as other noncurrent liabilities, respectively.   These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data
	Six Months Ended June 30,
	2009	2008
Provided by (Used For)	($ in millions)
Net operating activities	$30.8	$(39.5)
Capital expenditures	(87.6)	(62.4)
Net investing activities	(65.3)	(56.0)
Net financing activities	(19.8)	(24.1)

Operating Activities

For the six months ended June 30, 2009, cash provided by operating activities increased by $70.3 million from 2008 primarily due to a smaller increase in working capital than the prior year.  For the six months ended June 30, 2009, working capital increased $84.7 million compared with an increase of $133.4 million in 2008.  Receivables decreased from December 31, 2008 by $0.5 million.  Our days sales outstanding decreased by approximately two days from prior year.  Inventories increased from December 31, 2008 by $31.3 million primarily due to a seasonal increase in Winchester and Chlor Alkali Products and higher caustic soda inventory.  Accounts payable and accrued liabilities decreased by $47.0 million primarily due to timing of payments and a $20.6 million payment for the final settlement of working capital on the sale of the Metals business, which was consistent with the estimated working capital adjustment we anticipated from the transaction.  The six months ended June 30, 2009 also included contributions to our foreign pension plan of $1.5 million.

Investing Activities

Capital spending of $87.6 million for the six months ended June 30, 2009 was $25.2 million higher than in the corresponding period in 2008. The higher capital spending was primarily due to an increase in spending of $20.2 million for the St. Gabriel, LA facility conversion and expansion project.  For the total year, we expect our capital spending to be approximately $130 million to $135 million.  Approximately half of our 2009 spending will be related to the St. Gabriel, LA conversion and expansion project.  We expect depreciation to be in the $75 million range for full-year 2009.

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

We issued 0.9 million and 0.3 million shares of common stock with a total value of $11.0 million and $6.5 million to the CEOP for the six months ended June 30, 2009 and 2008, respectively.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends. We issued less than 0.1 million shares and 0.6 million shares with a total value of less than $0.1 million and $10.8 million representing stock options exercised for the six months ended June 30, 2009 and 2008, respectively.

The percent of total debt to total capitalization decreased to 24.1% at June 30, 2009, from 26.4% at December 31, 2008. The decrease was due primarily to the higher shareholders’ equity resulting from the net income for the six months ended June 30, 2009.

In the first two quarters of 2009 and 2008, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the six months ended June 30, 2009 and 2008 were $31.1 million and $29.9 million, respectively.  In July 2009, our board of directors declared a dividend of $0.20 per share on our common stock, payable on September 10, 2009 to shareholders of record on August 10, 2009.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations, and short-term borrowings under our senior revolving credit facility and borrowings under our accounts receivable securitization facility (Accounts Receivable Facility).  Additionally, we believe that we have access to the debt and equity markets.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as vinyls, urethanes, bleach, ammunition, and pulp and paper.  The seasonality of the ammunition business, which is typically driven by the fall hunting season, and the seasonality of the vinyls and bleach business, which are stronger in periods of warmer weather, typically cause working capital to fluctuate between $50 million to $100 million over the course of the year.  Cash flow from operations is affected by changes in ECU selling prices caused by changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings and cash flow. For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $17 million annual change in our revenues, pretax profit, and pretax cash flow when we are operating at full capacity.

For the six months ended June 30, 2009, cash provided by operating activities increased by $70.3 million from 2008 primarily due to a smaller increase in working capital than the prior year.  For the six months ended June 30, 2009, working capital increased $84.7 million compared with an increase of $133.4 million in 2008.  Receivables decreased from December 31, 2008 by $0.5 million.  Our days sales outstanding decreased by approximately two days from prior year.  Inventories increased from December 31, 2008 by $31.3 million primarily due to a seasonal increase in Winchester and Chlor Alkali Products and higher caustic soda inventory.  Accounts payable and accrued liabilities decreased by $47.0 million primarily due to timing of payments and a $20.6 million payment for the final settlement of working capital on the sale of the Metals business, which was consistent with the estimated working capital adjustment we anticipated from the transaction.  The six months ended June 30, 2009 also included contributions to our foreign pension plan of $1.5 million.

Capital spending of $87.6 million for the six months ended June 30, 2009 was $25.2 million higher than in the corresponding period in 2008.  The higher capital spending was primarily due to an increase in spending of $20.2 million for the St. Gabriel, LA facility conversion and expansion project.  For the total year, we expect our capital spending to be approximately $130 million to $135 million.  Approximately half of our 2009 spending will be related to the St. Gabriel, LA conversion and expansion project.  We expect depreciation to be in the $75 million range for full-year 2009.

The cash usage of $54.3 million for the six months ended June 30, 2009, reflects both the normal seasonal growth in working capital, one-time items mentioned above, and capital spending associated with an ongoing conversion and expansion project at our St. Gabriel, LA facility. Based on these factors, we believe the June 30, 2009 cash balance of $192.2 million, and the availability of approximately $293.5 million of liquidity from our senior revolving credit facility and our Accounts Receivable Facility is sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

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

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced a $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding a new lending institution.  The credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  At June 30, 2009, we had $218.5 million available under this senior revolving credit facility, because we had issued $21.5 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  As of June 30, 2009 and 2008, and December 31, 2008, we were in compliance with all covenants and other restrictions under all our outstanding credit agreements and no event of default has occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  We do not believe the covenants or other restrictions materially limit our financing activities.

At June 30, 2009, we had total letters of credit of $53.2 million outstanding, of which $21.5 million were issued under our $240 million senior revolving credit facility.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, workers compensation insurance policies, and plant closure and post-closure obligations.

On July 25, 2007, we established a $250 million, 364-day Accounts Receivable Facility, renewable annually for five years, which expires in July 2012.  As a result of the sale of Metals, the Accounts Receivable Facility was reduced from $250 million to $100 million.  In July 2008, the Accounts Receivable Facility was reduced from $100 million to $75 million.  The $75 million Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  As of June 30, 2009, we had nothing drawn under the Accounts Receivable Facility.  At June 30, 2009, we had $75 million available under the Accounts Receivable Facility based on eligible trade receivables.  On July 21, 2009, we renewed our Accounts Receivable Facility for $75 million.  The Accounts Receivable Facility contains specific covenants relating to the ability of the lender to obtain or maintain a first priority lien on the receivables.  In addition, the Accounts Receivable Facility incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility.

Our current debt structure is used to fund our business operations. As of June 30, 2009, we had borrowings of $251.4 million, of which $4.7 million was issued at variable rates. We have entered into interest rate swaps on $26.6 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank, N.A., a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $1.9 million and are included in other assets on the accompanying Condensed Balance Sheets, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness. Commitments from banks under our senior revolving credit facility and Accounts Receivable Facility are additional sources of liquidity.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. Our guarantee of these notes was $54.8 million at June 30, 2009. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At June 30, 2009, December 31, 2008, and June 30, 2008, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” (the Codification).  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that takes accounting pronouncements and organizes them by approximately 90 accounting topics.  The Codification is effective for interim and fiscal years ending after September 15, 2009.  We adopted the Codification on July 1, 2009.  The adoption of this statement did not have a material effect on our financial statements but will change our reference to generally accepted accounting principles beginning in the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” (SFAS No. 166) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS No. 167), which change the way entities account for securitizations and special-purpose entities.  SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing Financial Assets and Extinguishments of Liabilities” and SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”  The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  Both of these statements are effective for fiscal years beginning after November 15, 2009.  The adoption of these statements will not have a material effect on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (SFAS No. 165), which provides guidance on management’s assessment of subsequent events.  SFAS No. 165 is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, “Subsequent Events,” with some modifications.  This statement became effective for us on June 15, 2009.  The adoption of this statement did not have a material effect on our financial statements.

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

These positions became effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted.  We adopted these positions as of March 31, 2009.  The adoption of these positions did not have a material effect on our financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of June 30, 2009, we maintained open positions on futures contracts totaling $62.6 million ($84.0 million at December 31, 2008 and $80.9 million at June 30, 2008). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $6.3 million ($8.4 million at December 31, 2008 and $8.1 million at June 30, 2008) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations and commitments from banks under our senior revolving credit facility and our Accounts Receivable Facility are sources of liquidity. As of June 30, 2009, December 31, 2008, and June 30, 2008, we had long-term borrowings of $251.4 million, $252.4 million, and $248.7 million, respectively, of which $4.7 million at June 30, 2009 and June 30, 2008, and $3.1 million at December 31, 2008 were issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $26.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is the six-month LIBOR. Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.

Assuming no changes in the $104.7 million of variable-rate debt levels from December 31, 2008, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2008 would impact interest expense by $1.0 million on an annualized pretax basis.

The following table reflects the swap activity related to certain debt obligations as of June 30, 2009:

Underlying Debt Instrument	Swap Amount	Date of Swap	June 30, 2009
	($ in millions)
			Olin Pays Floating Rate:
9.125%, due 2011	$50.0	December 2001	4.68%
9.125%, due 2011	$25.0	March 2002	4-5%	(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.625% to 6.75%, due 2016-2017	$21.1	March 2002	2.01%
	5.5	March 2002	2.15%
			Olin Receives Floating Rate:
9.125%, due 2011	$75.0	January 2009	8.11%

(a)         Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $2.6 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	changes in legislation or government regulations or policies, including proposed legislation that would phase out the use of mercury in the manufacture of chlorine, caustic soda, and related products;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	unexpected litigation outcomes;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	higher-than-expected raw material and energy, transportation, and/or logistics costs;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service; and

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital.

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Not applicable.

(b)         Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2009	—	N/A	—
May 1-31, 2009	—	N/A	—
June 1-30, 2009	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through June 30, 2009, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on April 23, 2009.  Of the 77,545,223 shares of Common Stock entitled to vote at such meeting, 71,358,055 shares were present for purposes of a quorum.  At the meeting, shareholders elected to the Board of Directors John M. B. O’Connor as a Class I director with a term expiring in 2010, Gray G. Benoist as a Class II director with a term expiring in 2011 and Donald W. Bogus, Philip J. Schulz and Vincent J. Smith as Class III directors with terms expiring in 2012.  The terms of office of the following directors continued after the Annual Meeting of Shareholders:   C. Robert Bunch, Randall W. Larrimore, Richard M. Rompala and Joseph D. Rupp.   Votes cast for and votes withheld in the election of Directors were as follows:

	Votes For	Votes Withheld
Gray G. Benoist	68,701,850	2,656,200

Donald W. Bogus	65,352,897	6,005,153

John M. B. O’Connor	68,623,425	2,734,625

Philip J. Schulz	68,152,039	3,206,011

Vincent J. Smith	68,429,830	2,928,220

There were no abstentions or broker nonvotes.

The shareholders approved the 2009 Long Term Incentive Plan.  Voting for the resolution approving the 2009 Long Term Incentive Plan were 54,059,706 shares.  Voting against were 5,841,613 shares.  Abstaining were 588,000 shares.  There were 17,055,904 shares which were broker nonvotes.

The shareholders ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Corporation for 2009.  Voting for the resolution ratifying the appointment were 69,505,692 shares.  Voting against were 1,576,979 shares.  Abstaining were 275,384 shares.  There were no broker nonvotes.

Item 5. Other Information

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

Date: July 28, 2009

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer