Form 10-Q
period 2009-09-30
OLIN CORP
filed 2009-10-28
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, 78,534,446 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1. Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2009	December 31, 2008	September 30, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$376.6	$246.5	$200.2
Receivables, Net	263.6	213.0	264.4
Inventories	126.0	131.4	146.1
Current Deferred Income Taxes	66.0	68.5	60.4
Other Current Assets	21.7	10.9	12.9
Total Current Assets	853.9	670.3	684.0
Property, Plant and Equipment (less Accumulated Depreciation of $987.4, $956.0 and $950.3)	688.9	629.9	592.1
Prepaid Pension Costs	21.4	—	160.9
Deferred Income Taxes	—	48.4	—
Other Assets	71.2	70.8	66.2
Goodwill	300.3	300.3	303.7
Total Assets	$1,935.7	$1,719.7	$1,806.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$113.2	$145.6	$138.5
Income Taxes Payable	—	0.6	0.1
Accrued Liabilities	209.1	253.6	237.6
Total Current Liabilities	322.3	399.8	376.2
Long-Term Debt	399.6	252.4	249.7
Accrued Pension Liability	47.7	51.5	51.2
Deferred Income Taxes	27.7	6.5	13.8
Other Liabilities	307.8	304.5	334.4
Total Liabilities	1,105.1	1,014.7	1,025.3
Commitments and Contingencies
Shareholders’ Equity:
Common Stock, Par Value $1 Per Share: Authorized, 120.0 Shares;
Issued and Outstanding 78.5, 77.3 and 76.9 Shares	78.5	77.3	76.9
Additional Paid-In Capital	818.9	801.6	794.4
Accumulated Other Comprehensive Loss	(229.5)	(269.4)	(153.5)
Retained Earnings	162.7	95.5	63.8
Total Shareholders’ Equity	830.6	705.0	781.6
Total Liabilities and Shareholders’ Equity	$1,935.7	$1,719.7	$1,806.9

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales	$397.0	$502.9	$1,180.6	$1,330.3
Operating Expenses:
Cost of Goods Sold	316.4	380.0	934.6	1,041.2
Selling and Administration	31.2	35.6	106.5	104.5
Other Operating Income (Expense)	1.2	(0.3)	6.9	0.7
Operating Income	50.6	87.0	146.4	185.3
Earnings of Non-consolidated Affiliates	7.1	12.0	32.9	31.1
Interest Expense	1.9	3.3	5.2	11.5
Interest Income	0.1	1.0	0.9	5.2
Other Income (Expense)	—	(26.4)	0.1	(26.1)
Income before Taxes	55.9	70.3	175.1	184.0
Income Tax Provision	16.5	32.6	61.2	73.5
Net Income	$39.4	$37.7	$113.9	$110.5
Net Income per Common Share:
Basic	$0.50	$0.49	$1.46	$1.47
Diluted	$0.50	$0.49	$1.46	$1.46
Dividends per Common Share	$0.20	$0.20	$0.60	$0.60
Average Common Shares Outstanding:
Basic	78.4	76.3	78.0	75.4
Diluted	78.6	76.7	78.1	75.7

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Common Stock
	Shares Issued	Par Value
Balance at January 1, 2008	74.5	$74.5	$742.0	$(151.2)	$(1.6)	$663.7
Comprehensive Income:
Net Income	—	—	—	—	110.5	110.5
Translation Adjustment	—	—	—	(0.6)	—	(0.6)
Net Unrealized Loss	—	—	—	(8.8)	—	(8.8)
Amortization of Prior Service Costs and Actuarial Losses, Net	—	—	—	7.1	—	7.1
Comprehensive Income						108.2
Dividends Paid:
Common Stock ($0.60 per share)	—	—	—	—	(45.1)	(45.1)
Common Stock Issued for:
Stock Options Exercised	1.8	1.8	36.3	—	—	38.1
Employee Benefit Plans	0.5	0.5	10.8	—	—	11.3
Other Transactions	0.1	0.1	2.0	—	—	2.1
Stock-Based Compensation	—	—	3.3	—	—	3.3
Balance at September 30, 2008	76.9	$76.9	$794.4	$(153.5)	$63.8	$781.6
Balance at January 1, 2009	77.3	$77.3	$801.6	$(269.4)	$95.5	$705.0
Comprehensive Income:
Net Income	—	—	—	—	113.9	113.9
Translation Adjustment	—	—	—	3.2	—	3.2
Net Unrealized Gain	—	—	—	32.8	—	32.8
Amortization of Prior Service Costs and Actuarial Losses, Net	—	—	—	3.9	—	3.9
Comprehensive Income						153.8
Dividends Paid:
Common Stock ($0.60 per share)	—	—	—	—	(46.7)	(46.7)
Common Stock Issued for:
Stock Options Exercised	—	—	0.2	—	—	0.2
Employee Benefit Plans	1.1	1.1	12.7	—	—	13.8
Other Transactions	0.1	0.1	2.4	—	—	2.5
Stock-Based Compensation	—	—	2.0	—	—	2.0
Balance at September 30, 2009	78.5	$78.5	$818.9	$(229.5)	$162.7	$830.6

The accompanying Notes to Condensed Financial Statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net Income	$113.9	$110.5
Adjustments to Reconcile Net Income to Net Cash and Cash Equivalents Provided by (Used for) Operating Activities:
Earnings of Non-consolidated Affiliates	(32.9)	(31.1)
Other Operating Income – (Gains) Losses on Disposition of Property, Plant and Equipment	(5.5)	0.6
Stock-Based Compensation	4.3	4.9
Depreciation and Amortization	50.5	52.2
Deferred Income Taxes	51.1	(0.5)
Qualified Pension Plan Contributions	(2.0)	—
Qualified Pension Plan Income	(16.4)	(11.0)
Impairment of Investment in Corporate Debt Securities	—	26.6
Common Stock Issued under Employee Benefit Plans	1.6	2.2
Change in:
Receivables	(50.6)	(60.9)
Inventories	5.4	(39.7)
Other Current Assets	0.9	1.3
Accounts Payable and Accrued Liabilities	(21.2)	(60.8)
Income Taxes Payable	(5.6)	(1.5)
Other Assets	2.5	1.6
Other Noncurrent Liabilities	5.7	11.1
Other Operating Activities	(1.5)	(1.4)
Net Operating Activities	100.2	4.1
Investing Activities
Capital Expenditures	(122.3)	(123.4)
Proceeds from Disposition of Property, Plant and Equipment	7.1	0.9
Distributions from Affiliated Companies, Net	29.1	20.9
Other Investing Activities	3.3	(0.6)
Net Investing Activities	(82.8)	(102.2)
Financing Activities
Long-Term Debt:
Borrowings	150.3	—
Repayments	—	(9.8)
Issuance of Common Stock	12.2	9.1
Stock Options Exercised	0.1	31.9
Excess Tax Benefits from Stock Options Exercised	0.1	6.2
Dividends Paid	(46.7)	(45.1)
Deferred Debt Issuance Cost	(3.3)	—
Net Financing Activities	112.7	(7.7)
Net Increase (Decrease) in Cash and Cash Equivalents	130.1	(105.8)
Cash and Cash Equivalents, Beginning of Period	246.5	306.0
Cash and Cash Equivalents, End of Period	$376.6	$200.2
Cash Paid for Interest and Income Taxes:
Interest	$7.3	$8.7
Income Taxes, Net of Refunds	$17.5	$60.8
Non-Cash Investing Activities:
Capital Expenditures included in Accounts Payable and Accrued Liabilities	$2.4	$17.7

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies, and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications were made to prior year amounts to conform to the 2009 presentation, including the reclassification of certain deferred tax amounts.  The December 31, 2008 goodwill amount was reduced by $1.6 million, which reflected a reclassification of deferred taxes associated with the resolution of a Canadian capital tax matter.

We have evaluated all subsequent events through October 27, 2009, which represents the filing date of this Form 10-Q with the SEC, to ensure that this Form 10-Q includes subsequent events that should be recognized in the financial statements as of September 30, 2009, and appropriate disclosure of subsequent events, which were not recognized in the financial statements.

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

Allowance for doubtful accounts receivable consisted of the following:
	Nine Months Ended September 30,
	2009	2008
	($ in millions)
Balance at beginning of year	$5.0	$3.0
Provisions charged	7.3	2.9
Write-offs, net of recoveries	(6.5)	0.1
Pioneer acquisition	—	(1.5)
Currency translation adjustments	—	(0.1)
Balance at end of period	$5.8	$4.4

Provisions charged to operations were $1.0 million and $1.7 million for the three months ended September 30, 2009 and 2008, respectively.

INVENTORIES

Inventories consisted of the following:
	September 30, 2009	December 31, 2008	September 30, 2008
	($ in millions)
Supplies	$28.0	$27.2	$25.3
Raw materials	53.7	56.4	53.2
Work in process	25.6	26.6	31.9
Finished goods	75.4	90.7	104.7
	182.7	200.9	215.1
LIFO reserve	(56.7)	(69.5)	(69.0)
Inventories, net	$126.0	$131.4	$146.1

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts, and maintenance parts. Elements of costs in inventories included raw materials, direct labor, and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2009, reflect certain estimates relating to inventory quantities and costs at December 31, 2009. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $56.7 million, $69.5 million and $69.0 million higher than reported at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Computation of Basic Income per Share	($ and shares in millions, except per share data)
Net income	$39.4	$37.7	$113.9	$110.5
Basic shares	78.4	76.3	78.0	75.4
Basic net income per share	$0.50	$0.49	$1.46	$1.47
Computation of Diluted Income per Share
Diluted shares:
Basic shares	78.4	76.3	78.0	75.4
Stock-based compensation	0.2	0.4	0.1	0.3
Diluted shares	78.6	76.7	78.1	75.7
Diluted net income per share	$0.50	$0.49	$1.46	$1.46

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Environmental provisions (credited) charged to income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in millions)
Charges to income	$5.5	$6.4	$18.3	$21.2
Recoveries from third parties of costs incurred and expensed in prior periods	(44.3)	—	(45.1)	—
Total environmental (income) expense	$(38.8)	$6.4	$(26.8)	$21.2

Environmental (income) expense for the three and nine months ended September 30, 2009 included $44.3 million and $45.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Charges to income for investigatory and remedial efforts were material to operating results in 2008 and 2009. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $167.1 million, $158.9 million, and $161.1 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively, of which $132.1 million, $123.9 million, and $126.1 million, respectively, were classified as other noncurrent liabilities.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site.  There exists the possibility of recovering a portion of these costs from other parties.  We account for gain contingencies in accordance with the provisions of Accounting Standards Codification (ASC) 450 “Contingencies” (ASC 450), formerly SFAS No. 5, “Accounting for Contingencies,” and therefore do not record gain contingencies and recognize income until it is earned and realizable.  During the fourth quarter of 2009, we are anticipating a $35 million pretax recovery from third parties for environmental costs incurred and expensed in prior periods.

SHAREHOLDERS’ EQUITY

Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock. We have repurchased 4,845,924 shares under the April 1998 program. There were no share repurchases during the nine month periods ended September 30, 2009 and 2008. At September 30, 2009, 154,076 shares remained authorized to be purchased.

We issued less than 0.1 million shares and 1.8 million shares with a total value of $0.2 million and $38.1 million, representing stock options exercised for the nine months ended September 30, 2009 and 2008, respectively. In addition, we issued 1.1 million and 0.5 million shares with a total value of $13.8 million and $11.3 million for the nine months ended September 30, 2009 and 2008, respectively, in connection with our Contributing Employee Ownership Plan (CEOP).

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Amortization of Prior Service Costs and Actuarial Losses (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2008	$(1.2)	$1.0	$(151.0)	$(151.2)
Unrealized gains (losses)	(0.6)	(6.7)	7.1	(0.2)
Gains reclassified into income	—	(2.1)	—	(2.1)
Balance at September 30, 2008	$(1.8)	$(7.8)	$(143.9)	$(153.5)
Balance at January 1, 2009	$(5.1)	$(25.0)	$(239.3)	$(269.4)
Unrealized gains	3.2	18.3	3.9	25.4
Losses reclassified into income	—	14.5	—	14.5
Balance at September 30, 2009	$(1.9)	$7.8	$(235.4)	$(229.5)

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other income (expense), and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales:	($ in millions)
Chlor Alkali Products	$228.8	$362.1	$738.9	$962.6
Winchester	168.2	140.8	441.7	367.7
Total sales	$397.0	$502.9	$1,180.6	$1,330.3
Income before taxes:
Chlor Alkali Products(1)	$3.9	$104.3	$120.2	$241.8
Winchester	23.0	9.8	59.1	29.3
Corporate/Other:
Pension income(2)	6.3	5.2	16.8	13.3
Environmental income (expense)(3)	38.8	(6.4)	26.8	(21.2)
Other corporate and unallocated costs	(15.5)	(13.6)	(50.5)	(47.5)
Other operating income (expense)(4)	1.2	(0.3)	6.9	0.7
Interest expense(5)	(1.9)	(3.3)	(5.2)	(11.5)
Interest income	0.1	1.0	0.9	5.2
Other income (expense)(6)	—	(26.4)	0.1	(26.1)
Income before taxes	$55.9	$70.3	$175.1	$184.0

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $7.1 million and $12.0 million for the three months ended September 30, 2009 and 2008, respectively, and $32.9 million and $31.1 million for the nine months ended September 30, 2009 and 2008, respectively.

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

(3)
Environmental income (expense) for the three and nine months ended September 30, 2009 included $44.3 million and $45.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.

(4)
Other operating income (expense) for the nine months ended September 30, 2009 included a $3.7 million gain on the sale of land and $1.8 million of gains on the disposal of assets primarily associated with the St. Gabriel, LA facility conversion and expansion project.

(5)
Interest expense was reduced by capitalized interest of $3.6 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $9.1 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively.

(6)
Other income (expense) for the three and nine months ended September 30, 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit was recognized during the period for the impairment loss.

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards, and deferred directors’ compensation.   Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in millions)
Stock-based compensation	$1.9	$3.1	$6.8	$8.2
Mark-to-market adjustments	2.7	(2.7)	0.5	(0.3)
Total expense	$4.6	$0.4	$7.3	$7.9

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

INVESTMENTS – AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which is accounted for using the equity method of accounting. The condensed financial positions and results of operations of SunBelt in its entirety were as follows:

100% Basis	September 30, 2009	December 31, 2008	September 30, 2008
Condensed Balance Sheet Data:	($ in millions)
Current assets	$36.4	$22.4	$41.6
Noncurrent assets	97.6	107.7	112.1
Current liabilities	22.0	19.7	20.3
Noncurrent liabilities	97.5	97.5	109.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Condensed Income Statement Data:	($ in millions)
Sales	$36.9	$47.0	$135.1	$136.5
Gross profit	14.9	25.4	68.5	69.9
Net income	9.6	20.3	53.2	53.6

The amount of cumulative unremitted earnings of SunBelt was $14.5 million, $12.9 million and $23.6 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively. We received distributions from SunBelt totaling $25.8 million and $18.3 million for the nine months ended September 30, 2009 and 2008, respectively.  We have not made any contributions in 2009 or 2008.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours.  Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $1.0 million  for both the three months ended September 30, 2009 and 2008, and $2.7 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively.  The operating results from SunBelt included interest expense of $1.0 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $3.0 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $2.1 million for both the three months ended September 30, 2009 and 2008, and $6.3 million for both the nine months ended September 30, 2009 and 2008.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these SunBelt Notes was $54.8 million at September 30, 2009. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In addition to SunBelt, we have two other investments, which are accounted for under the equity method.   The following table summarizes our investments in our equity affiliates:

	September 30, 2009	December 31, 2008	September 30, 2008
	($ in millions)
SunBelt	$(0.3)	$(3.7)	$5.2
Bay Gas	11.8	10.7	0.5
Bleach joint venture	11.3	12.0	11.7
Investments in equity affiliates	$22.8	$19.0	$17.4

The following table summarizes our equity earnings of non-consolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in millions)
SunBelt	$5.8	$11.1	$29.3	$30.0
Bay Gas	0.5	0.5	1.2	1.0
Bleach joint venture	0.8	0.4	2.4	0.1
Equity earnings of non-consolidated affiliates	$7.1	$12.0	$32.9	$31.1

We received net distributions from our non-consolidated affiliates of $29.1 million and $20.9 million for the nine months ended September 30, 2009 and 2008, respectively.

LONG-TERM DEBT

On August 19, 2009, we sold $150.0 million of 8.875% Senior Notes (2019 Notes) with a maturity date of August 15, 2019.  The 2019 Notes were issued at 99.19% of par value, providing a yield to maturity to investors of 9.0%.  Interest will be paid semi-annually beginning on February 15, 2010.  Proceeds of $145.5 million, after expenses of $3.3 million, from the 2019 Notes will be used to further strengthen our long-term liquidity given uncertain economic times.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Expenses of the defined contribution pension plans were $3.0 million and $2.8 million for the three months ended September 30, 2009 and 2008, respectively, and $10.0 million and $8.7 million for the nine months ended September 30, 2009 and 2008, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.2	$1.7	$—	$0.2
Interest cost	24.9	25.2	0.9	0.8
Expected return on plans’ assets	(33.1)	(32.6)	—	—
Amortization of prior service cost	0.1	0.4	—	—
Recognized actuarial loss	2.3	2.4	0.4	0.5
Net periodic benefit (income) cost	$(4.6)	$(2.9)	$1.3	$1.5

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$3.7	$5.0	$0.8	$1.0
Interest cost	74.9	75.6	2.9	3.0
Expected return on plans’ assets	(99.3)	(97.8)	—	—
Amortization of prior service cost	0.4	1.2	(0.1)	(0.1)
Recognized actuarial loss	7.0	7.4	1.8	2.0
Curtailment	—	0.8	—	—
Net periodic benefit (income) cost	$(13.3)	$(7.8)	$5.4	$5.9

During the nine months ended September 30, 2009, we made contributions to our foreign defined benefit pension plan of $2.0 million.  In June 2008, we recorded a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

INCOME TAXES

The effective tax rate for the nine months ended September 30, 2009 included expense of $2.0 million for a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.

At September 30, 2009, our current deferred income taxes of $66.0 million included refundable income taxes of $5.0 million.  A reclassification totaling $58.9 million from deferred income taxes to current deferred income taxes was made conforming deferred taxes to the classification of the underlying related assets and liabilities at September 30, 2008.

As of September 30, 2009, we had $49.0 million of gross unrecognized tax benefits, all of which would impact the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:
September 30, 2009
($ in millions)
Balance at beginning of year	$50.2
Increases for prior year tax positions	0.9
Decrease for prior year tax positions	(0.3)
Increases for current year tax positions	0.4
Settlements with taxing authorities	0.1
Reductions due to statute of limitations	(2.3)
Balance at end of period	$49.0

As of September 30, 2009, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $8.6 million over the next twelve months.  The reduction primarily relates to settlements with taxing authorities and the lapse of federal, state, and foreign statutes of limitation.

Our federal income tax returns for 2005 to 2008 are open tax years under the statute of limitations.  We file in numerous state and foreign jurisdictions with varying statutes of limitation.  The tax years 2004 through 2008 are open depending on each jurisdiction’s unique statute of limitation.  Pioneer filed income tax returns in the U.S., various states, Canada, and various Canadian provinces.  The Pioneer income tax returns are open for examination for the years 2005 and forward.  The Internal Revenue Service (IRS) has notified us of its intent to audit our U.S. income tax return for 2006.  The IRS has also commenced an audit of Pioneer’s 2006 and 2007 tax years in the fourth quarter of 2008.  The Canada Revenue Agency has commenced an audit of Pioneer’s Canadian tax returns for its 2005 to 2007 tax years.  No issues have arisen to date that would suggest an additional tax liability should be recognized.

DERIVATIVE FINANCIAL INSTRUMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), which was incorporated into ASC 815 “Derivatives and Hedging” (ASC 815).  This statement provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows.  In accordance with the effective date of this statement, we adopted the revised disclosure provisions of ASC 815 during the three months ended March 31, 2009.

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities, and our operations that use foreign currencies. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks.  ASC 815, formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  In accordance with ASC 815, we designate commodity forward contracts as cash flow hedges of forecasted purchases of commodities and certain interest rate swaps as fair value hedges of fixed-rate borrowings.  We do not enter into any derivative instruments for trading or speculative purposes.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro). All of the currency derivatives expire within two years and are for United States dollar equivalents. Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  At September 30, 2009, December 31, 2008 and September 30, 2008, we had forward contracts to sell foreign currencies with a notional value of $1.4 million, zero, and $0.9 million, respectively.  At September 30, 2009, December 31, 2008, and September 30, 2008 we had forward contracts to buy foreign currencies with a notional value of $2.0 million, zero, and $1.0 million, respectively.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 9.125% senior notes due 2011 (2011 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

Cash flow hedges

ASC 815 requires that all derivative instruments be recorded on the balance sheet at their fair value.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive loss until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	September 30, 2009	December 31, 2008	September 30, 2008
	($ in millions)
Copper	$36.1	$49.8	$46.5
Zinc	3.2	5.4	5.2
Lead	13.7	26.8	26.1
Natural gas	4.4	2.0	—

As of September 30, 2009, the counterparty to $38.6 million of these commodity forward contracts was Wells Fargo, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in the company's manufacturing process.  At September 30, 2009, we had open positions in futures contracts through 2013. If all open futures contracts had been settled on September 30, 2009, we would have recognized a pretax gain of $12.6 million.

If commodity prices were to remain at the levels they were at September 30, 2009, approximately $9.9 million of deferred gains would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of September 30, 2009, December 31, 2008 and September 30, 2008, the total notional amount of our interest rate swaps designated as fair value hedges were $26.6 million, $101.6 million and $101.6 million, respectively.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. These interest rate swaps are treated as fair value hedges. The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the condensed financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  We have entered into $26.6 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR). Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
		($ in millions)				($ in millions)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2009	December 31, 2008	September 30, 2008	Balance Sheet Location	September 30, 2009	December 31, 2008	September 30, 2008
Interest rate contracts	Other assets	$2.0	$11.3	$7.0	Long-term debt	$8.2	$11.3	$7.0
Commodity contracts – gains	Other current assets	13.0	—	1.0	Accrued liabilities	(0.2)	(0.3)	(0.7)
Commodity contracts – losses	Other current assets	(1.3)	—	—	Accrued liabilities	—	41.2	13.2
		$13.7	$11.3	$8.0		$8.0	$52.2	$19.5

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$6.6	$—	$—	Accrued liabilities	$0.8	$—	$—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	0.2	—	—
Foreign currency contracts	Other current assets	—	—	—	Accrued liabilities	0.1	—	0.1
		$6.6	$—	$—		$1.1	$—	$0.1

Total Derivatives(1)		$20.3	$11.3	$8.0		$9.1	$52.2	$19.6

(1)         Does not include the impact of cash collateral provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2009	2008	2009	2008
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$14.0	$(5.3)	$29.8	$(10.9)
Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(1.0)	$0.5	$(23.9)	$3.5
Recognized in income (ineffective portion)	Cost of goods sold	—	(0.1)	—	(0.5)
		$(1.0)	$0.4	$(23.9)	$3.0
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.9	$0.6	$2.5	$1.5
		$0.9	$0.6	$2.5	$1.5

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$0.1	$—	$(0.3)	$—
Commodity contracts	Cost of goods sold	(0.2)	—	(2.2)	—
Foreign currency contracts	Selling and administration	—	(0.1)	—	(0.5)
		$(0.1)	$(0.1)	$(2.5)	$(0.5)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of September 30, 2009, December 31, 2008 and September 30, 2008, the amounts recognized in accrued liabilities for the right to reclaim cash collateral totaled zero, $22.0 million, and $6.5 million, respectively.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.  A reclassification totaling $22.0 million and $6.5 million from other current assets to accrued liabilities was made conforming cash collateral to the classification of the related derivative instruments at December 31, 2008 and September 30, 2008, respectively.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which was incorporated into ASC 820 “Fair Value Measurements and Disclosures” (ASC 820).  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, was delayed by one year.  Nonfinancial assets and nonfinancial liabilities that were impacted by this deferral included assets and liabilities initially measured at fair value in a business combination, and intangible assets and goodwill tested annually for impairment.  We adopted the provisions of this statement related to financial assets and financial liabilities on January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements.  We adopted the remaining provisions of this statement related to nonfinancial assets and liabilities on January 1, 2009.  The adoption of the remaining provisions of this statement did not have a material impact on our financial statements.

In April 2009, the FASB issued Staff Position SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (SFAS No. 157-4), which was incorporated into ASC 820.  This position provided guidelines for making fair value measurements more consistent with the principles presented in ASC 820.  This position related to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This position stated that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  This position became effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted.  We adopted this position as of March 31, 2009.  The adoption of this position did not have a material effect on our financial statements.

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

Assets and liabilities recorded at fair value in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the condensed balance sheet as of September 30, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$8.6	$—	$8.6
Commodity forward contracts	2.3	9.4	—	11.7
Liabilities
Interest rate swaps	$—	$9.0	$—	$9.0
Commodity forward contracts	—	—	—	—
Foreign currency contracts	0.1	—	—	0.1

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

Because of the unlikelihood that these debt securities would recover in value, we recorded an after-tax impairment loss of $26.6 million in other income (expense) for the three months ended September 30, 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit has been recognized for the impairment loss.

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities. At September 30, 2009, December 31, 2008, and September 30, 2008, the estimated fair value of debt was $389.5 million, $221.0 million and $239.8 million, respectively, which compares to debt recorded on the balance sheet of $399.6 million, $252.4 million and $249.7 million, respectively.  The lower fair value of debt as of December 31, 2008 was due to the adverse conditions in the overall credit and financial markets experienced in 2008.

ASC 820 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.   Nonfinancial assets measured at fair value on a nonrecurring basis are intangible assets and goodwill, which are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  No circumstances or events happened that indicated impairment may have occurred for the nine months ended September 30, 2009; therefore, no measurement at fair value was required for these nonfinancial assets.

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

Executive Summary

During the second and third quarters of 2009, a bill was introduced in the United States House of Representatives and the Senate, respectively, which, if enacted, would ban the production of chlor alkali products using mercury cell technology two years from the date it is enacted into law.  On October 21, 2009, the House Committee on Energy and Commerce passed a bill that would require chlor alkali producers using mercury cell technology to make a decision by June 30, 2012 as to whether to shutdown or convert these facilities. If the decision is to convert, the mercury cell plants would be required to be converted by June 30, 2015.  If the decision is not to convert, the plants would be required to be shutdown by June 30, 2013.  For this bill to become law it must be passed by the full House of Representatives and the full Senate.  No action has yet been taken by the Senate on its bill.  Olin currently operates two facilities which utilize mercury cell technology totaling approximately 350,000 ECUs of capacity (approximately 18% of our capacity).  We are closely monitoring the progress of these bills, but it is too soon to estimate the likelihood of enactment, and therefore to determine what impact there will be on Olin and the chlor alkali industry.  Olin operates its mercury cell facilities in full compliance with all environmental rules and regulations.

Chlor Alkali Products’ segment income was $3.9 million and $120.2 million for the three and nine months ended September 30, 2009, respectively.  Chlor Alkali Products continued to experience the weak demand that began in the fourth quarter of 2008.  Volumes for chlorine and caustic soda decreased 20% and 27% for the three and nine months ended September 30, 2009, respectively, compared to the prior year.  Operating rates in Chlor Alkali Products for the three months ended September 30, 2009 and 2008 were 74% and 89%, respectively, and for the nine months ended September 30, 2009 and 2008 were 70% and 87%, respectively.  These operating rates assume that 100% of our demonstrated capacity was available for use.  The capacity of our St. Gabriel, LA facility has been shutdown since late November 2008 and the facility will not be available for use until the conversion and expansion project is completed.  The mercury cell facility at St. Gabriel, LA became permanently inoperable during the first quarter of 2009.  In addition, in response to low levels of customer demand for chlorine and caustic soda, an additional 5% of our chlorine and caustic soda capacity has been idled.  After taking these capacity reduction actions into consideration, our effective operating rates for the three and nine months ended September 30, 2009 were 86% and 79%, respectively.

The third quarter 2009 ECU netbacks of $375 were 43% lower than the third quarter of 2008 netbacks of $660, reflecting the changes in the pricing dynamics in North America.  During 2008, North American demand for caustic soda remained strong, while supply continued to be constrained by the weakness in chlorine demand.  This resulted in a significant supply and demand imbalance for caustic soda in North America, which resulted in record caustic soda pricing.  The result was a record ECU netback in the first quarter of 2009 of approximately $765.  Beginning late in the fourth quarter of 2008 and continuing into the third quarter of 2009, demand for caustic soda weakened significantly, and fell below the demand for chlorine.  This created excess supply in North America, which has caused caustic soda prices to fall.  The over supply of caustic soda caused industry operating rates to be constrained, which resulted in chlorine price increase announcements of $300 per ton during the second quarter of 2009.  Caustic soda prices declined precipitously in the second quarter of 2009 and these declines continued into the third quarter of 2009.  During the third quarter of 2009, chlorine and caustic soda demand became more balanced eliminating the oversupply of caustic soda, which resulted in caustic soda price increase announcements of $180 per ton.  We began realizing increases in chlorine prices in the third quarter of 2009 with most of the improvement expected in the fourth quarter of 2009 and into 2010. We expect caustic soda prices to decline further in the fourth quarter of 2009 before we are able to begin realizing the third quarter 2009 price increase announcements in caustic soda.  We expect to begin realizing these price increases in caustic soda in the first quarter of 2010.

Winchester segment income was $23.0 million and $59.1 million for the three and nine months ended September 30, 2009, respectively.  Winchester segment income for the three and nine months ended September 30, 2009, improved 135% and 102%, respectively, compared to prior year.  Winchester’s results reflected the continuation of the stronger than normal demand that began in the fourth quarter of 2008, lower commodity and other material costs, and improved pricing.

Earnings for the three and nine months ended September 30, 2009 included $44.3 million and $45.1 million, respectively, of recoveries from third parties for environmental costs incurred and expensed in prior periods.

On August 19, 2009, we sold $150.0 million of 2019 Notes with a maturity date of August 15, 2019.  The 2019 Notes were issued at 99.19% of par value, providing a yield to maturity to investors of 9.0%.  Interest will be paid semi-annually beginning on February 15, 2010.  Proceeds of $145.5 million, after expenses of $3.3 million, from the 2019 Notes will be used to further strengthen our long-term liquidity given uncertain economic times.

Consolidated Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in millions, except per share data)
Sales	$397.0	$502.9	$1,180.6	$1,330.3
Cost of goods sold	316.4	380.0	934.6	1,041.2
Gross margin	80.6	122.9	246.0	289.1
Selling and administration	31.2	35.6	106.5	104.5
Other operating income (expense)	1.2	(0.3)	6.9	0.7
Operating income	50.6	87.0	146.4	185.3
Earnings of non-consolidated affiliates	7.1	12.0	32.9	31.1
Interest expense	1.9	3.3	5.2	11.5
Interest income	0.1	1.0	0.9	5.2
Other income (expense)	—	(26.4)	0.1	(26.1)
Income before taxes	55.9	70.3	175.1	184.0
Income tax provision	16.5	32.6	61.2	73.5
Net income	$39.4	$37.7	$113.9	$110.5
Net Income per Common Share:
Basic	$0.50	$0.49	$1.46	$1.47
Diluted	$0.50	$0.49	$1.46	$1.46

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Sales for the three months ended September 30, 2009 were $397.0 million compared to $502.9 million last year, a decrease of $105.9 million, or 21%.  Chlor Alkali Products’ sales decreased $133.3 million, or 37%, due to lower ECU prices and decreased shipment volumes.   Our ECU netbacks, excluding SunBelt, decreased 43% compared to the same period in the prior year.  Winchester sales increased by $27.4 million, or 19%, from the three months ended September 30, 2008, primarily due to increased volumes.

Gross margin decreased $42.3 million, or 34%, compared to the three months ended September 30, 2008, due to decreased Chlor Alkali gross margin resulting from decreased ECU netbacks and lower volumes, partially offset by improved Winchester gross margin resulting from higher volumes and lower commodity and other material costs.  Gross margin was positively impacted by recoveries from third parties for environmental costs incurred and expensed in prior periods of $44.3 million.  Gross margin as a percentage of sales decreased to 20% in 2009 from 24% in 2008.

Selling and administration expenses for the three months ended September 30, 2009 decreased $4.4 million, or 12%, from the three months ended September 30, 2008, primarily due to lower non-income taxes of $5.4 million, primarily resulting from a favorable resolution of a Canadian capital tax matter, lower recruiting and relocation charges of $2.3 million and a lower provision for doubtful customer accounts receivable of $0.7 million.  These decreases were partially offset by increased management incentive compensation expense of $2.7 million, primarily resulting from mark-to-market adjustments on stock-based compensation, and a higher level of legal and legal-related settlement expenses of $1.5 million, which included recovery actions for environmental costs previously incurred and expensed.  Selling and administration expenses as a percentage of sales were 8% in 2009 and 7% in 2008.

Other operating income (expense) for the three months ended September 30, 2009 increased $1.5 million from the three months ended September 30, 2008, primarily due to a gain in 2009 of $0.9 million on dispositions of property, plant and equipment compared to a loss in 2008 of $0.6 million on dispositions of property, plant and equipment.

The earnings of non-consolidated affiliates were $7.1 million for the three months ended September 30, 2009, a decrease of $4.9 million from the three months ended September 30, 2008, primarily due to lower ECU netbacks at SunBelt partially offset by increased earnings at our bleach joint venture.

Interest expense decreased by $1.4 million, or 42%, in 2009 primarily due to an increase of $2.5 million in capitalized interest associated with our St. Gabriel, LA facility conversion and expansion project and a major maintenance capital project at our McIntosh, AL facility, partially offset by a higher level of outstanding debt.

Interest income decreased by $0.9 million, or 90%, in 2009 primarily due to lower short-term interest rates.

The effective tax rate for the three months ended September 30, 2009 included a $2.8 million reduction in expense primarily associated with the finalization of the 2008 income tax returns, which primarily resulted in lower state tax expense, and a $1.5 million reduction in expense primarily associated with the expiration of statutes of limitation in domestic jurisdictions.  After giving consideration to these two items of $4.3 million, the effective tax rate for the three months ended September 30, 2009 of 37.2% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the utilization of certain state tax credits.  The effective tax rate for the three months ended September 30, 2008 included expense of $10.4 million for a valuation allowance applied against the deferred tax benefit resulting from the $26.6 million capital loss carryforward generated from the impairment of corporate debt securities.  The effective tax rate for the three months ended September 30, 2008 also included a $2.5 million reduction in expense primarily associated with the finalization of the 2007 income tax returns, which resulted in an increased domestic manufacturing deduction.  After giving consideration to these two items of $7.9 million, the effective tax rate for the three months ended September 30, 2008 of 35.1% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Sales for the nine months ended September 30, 2009 were $1,180.6 million compared to $1,330.3 million last year, a decrease of $149.7 million, or 11%.  Chlor Alkali Products’ sales decreased $223.7 million, or 23%, due to decreased shipment volumes and lower ECU prices.  Our ECU netbacks, excluding SunBelt, decreased 10% compared to the same period in the prior year.  Winchester sales increased by $74.0 million, or 20%, from the nine months ended September 30, 2008, primarily due to increased volumes.

Gross margin decreased $43.1 million, or 15%, compared to the nine months ended September 30, 2008, due to decreased Chlor Alkali gross margin resulting from lower volumes and decreased ECU netbacks, partially offset by improved Winchester gross margin resulting from higher volumes and lower commodity and other material costs.  Gross margin was positively impacted by recoveries from third parties for environmental costs incurred and expensed in prior periods of $45.1 million.  Gross margin as a percentage of sales decreased to 21% in 2009 from 22% in 2008.

Selling and administration expenses for the nine months ended September 30, 2009 increased $2.0 million, or 2%, from the nine months ended September 30, 2008, primarily due to a higher level of legal and legal-related settlement expenses of $5.1 million, which included recovery actions for environmental costs previously incurred and expensed, a higher provision for doubtful customer accounts receivable of $4.4 million, related to a deterioration in customer credit, and increased consulting fees of $2.6 million, partially offset by a favorable resolution of a Canadian capital tax matter of $4.6 million, lower recruiting and relocation charges of $3.9 million, and decreased management incentive compensation expense of $1.8 million.  Selling and administration expenses as a percentage of sales were 9% in 2009 and 8% in 2008.

Other operating income (expense) for the nine months ended September 30, 2009 increased $6.2 million from the nine months ended September 30, 2008, primarily due to a $3.7 million gain on the sale of land and $1.8 million of gains on the disposition of property, plant and equipment primarily associated with the St. Gabriel, LA facility conversion and expansion project compared to a loss in 2008 of $0.6 million on dispositions of property, plant and equipment.

The earnings of non-consolidated affiliates were $32.9 million for the nine months ended September 30, 2009, an increase of $1.8 million from the nine months ended September 30, 2008, primarily due to increased earnings at our bleach joint venture.

Interest expense decreased by $6.3 million, or 55%, in 2009 primarily due to an increase of $6.9 million in capitalized interest associated with our St. Gabriel, LA facility conversion and expansion project and a major maintenance capital project at our McIntosh, AL facility partially offset by a higher level of outstanding debt.

Interest income decreased by $4.3 million, or 83%, in 2009 primarily due to lower short-term interest rates and lower average cash balances.

The effective tax rate for the nine months ended September 30, 2009 included expense of $2.0 million for a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  Additionally, the effective tax rate for the nine months ended September 30, 2009 included a $2.8 million reduction in expense primarily associated with the finalization of the 2008 income tax returns, which primarily resulted in lower state tax expense, and a $2.3 million reduction in expense primarily associated with the expiration of statutes of limitation in domestic and foreign jurisdictions and a law change in foreign jurisdictions.  After giving consideration to these three items of $3.1 million, the effective tax rate for the nine months ended September 30, 2009 of 36.7%, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the utilization of certain state tax credits. The effective tax rate for the nine months ended September 30, 2008 included expense of $10.4 million for a valuation allowance applied against the deferred tax benefit resulting from the $26.6 million capital loss carryforward generated from the impairment of corporate debt securities.  The effective tax rate for the nine months ended September 30, 2008 also included a $2.5 million reduction in expense primarily associated with the finalization of the 2007 income tax returns, which resulted in an increased domestic manufacturing deduction.  After giving consideration to these two items of $7.9 million, the effective tax rate for the nine months ended September 30, 2008 of 35.7% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits.

Segment Results

We define segment results as income before interest expense, interest income, other income (expense), and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales:	($ in millions)
Chlor Alkali Products	$228.8	$362.1	$738.9	$962.6
Winchester	168.2	140.8	441.7	367.7
Total sales	$397.0	$502.9	$1,180.6	$1,330.3
Income before taxes:
Chlor Alkali Products(1)	$3.9	$104.3	$120.2	$241.8
Winchester	23.0	9.8	59.1	29.3
Corporate/Other:
Pension income(2)	6.3	5.2	16.8	13.3
Environmental income (expense)(3)	38.8	(6.4)	26.8	(21.2)
Other corporate and unallocated costs	(15.5)	(13.6)	(50.5)	(47.5)
Other operating income (expense)(4)	1.2	(0.3)	6.9	0.7
Interest expense(5)	(1.9)	(3.3)	(5.2)	(11.5)
Interest income	0.1	1.0	0.9	5.2
Other income (expense)(6)	—	(26.4)	0.1	(26.1)
Income before taxes	$55.9	$70.3	$175.1	$184.0

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments. The earnings from non-consolidated affiliates were $7.1 million and $12.0 million for the three months ended September 30, 2009 and 2008, respectively, and $32.9 million and $31.1 million for the nine months ended September 30, 2009 and 2008, respectively.

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

(3)
Environmental income (expense) for the three and nine months ended September 30, 2009 included $44.3 million and $45.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.

(4)
Other operating income (expense) for the nine months ended September 30, 2009 included a $3.7 million gain on the sale of land and $1.8 million of gains on the disposal of assets primarily associated with the St. Gabriel, LA facility conversion and expansion project.

(5)
Interest expense was reduced by capitalized interest of $3.6 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $9.1 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively.

(6)
Other income (expense) for the three and nine months ended September 30, 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit was recognized during the period for the impairment loss.

Chlor Alkali Products

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Chlor Alkali Products’ sales for the three months ended September 30, 2009 were $228.8 million compared to $362.1 million for the three months ended September 30, 2008, a decrease of $133.3 million, or 37%.  The sales decrease was primarily due to lower chlorine and caustic soda volumes of 20%, and lower ECU pricing, which decreased 43% from the three months ended September 30, 2008.  Volumes for bleach increased 21% compared to the three months ended September 30, 2008.  Our ECU netbacks, excluding SunBelt, were approximately $375 for the three months ended September 30, 2009 compared to approximately $660 for the three months ended September 30, 2008.  Freight costs included in the ECU netback increased 8% for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.  Our operating rate for the three months ended September 30, 2009 was 74%, compared to our operating rate of 89% for the three months ended September 30, 2008.  The lower operating rate for 2009 resulted from lower caustic soda and chlorine demand.

Chlor Alkali posted segment income of $3.9 million for the three months ended September 30, 2009 compared to $104.3 million for the same period in 2008, a decrease of $100.4 million, or 96%.  Chlor Alkali segment income was lower primarily due to lower ECU netbacks ($87.5 million), decreased volumes ($17.8 million) and lower earnings of non-consolidated affiliates ($4.9 million) primarily related to SunBelt, offset by lower operating costs ($9.8 million), primarily electricity.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Chlor Alkali Products’ sales for the nine months ended September 30, 2009 were $738.9 million compared to $962.6 million for the nine months ended September 30, 2008, a decrease of $223.7 million, or 23%.  The sales decrease was primarily due to lower chlorine and caustic soda volumes of 27%, and lower ECU pricing, which decreased 10% from the nine months ended September 30, 2008.  Volumes for bleach increased 16% compared to the nine months ended September 30, 2008.  Our ECU netbacks, excluding SunBelt, were approximately $550 for the nine months ended September 30, 2009 compared to approximately $610 for the nine months ended September 30, 2008.  Freight costs included in the ECU netback increased 9% for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  Our operating rate for the nine months ended September 30, 2009 was 70%, compared to our operating rate of 87% for the nine months ended September 30, 2008.  The lower operating rate for 2009 resulted from lower caustic soda and chlorine demand.

Chlor Alkali posted segment income of $120.2 million for the nine months ended September 30, 2009 compared to $241.8 million for the same period in 2008, a decrease of $121.6 million, or 50%.  Chlor Alkali segment income was lower primarily due to decreased volumes ($93.8 million) and lower ECU netbacks ($31.3 million), partially offset by lower operating costs ($1.7 million) and improved earnings of non-consolidated affiliates ($1.8 million) primarily related to our bleach joint venture.

Winchester

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Sales were $168.2 million for the three months ended September 30, 2009 compared to $140.8 million for the three months ended September 30, 2008, an increase of $27.4 million, or 19%.  Sales of ammunition to domestic and international commercial customers increased $19.9 million.  Shipments to military customers also increased $9.2 million.  These increases were partially offset by lower shipments to industrial customers, who primarily supply the construction sector, of $2.6 million and decreased shipments to law enforcement agencies of $1.8 million.

Winchester reported segment income of $23.0 million for the three months ended September 30, 2009 compared to $9.8 million for the three months ended September 30, 2008, an increase of $13.2 million, or 135%. The increase was primarily due to the impact of decreased commodity and other material costs partially offset by higher operating costs ($7.7 million) and increased volumes and higher selling prices ($5.6 million).

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Sales were $441.7 million for the nine months ended September 30, 2009 compared to $367.7 million for the nine months ended September 30, 2008, an increase of $74.0 million, or 20%.  Sales of ammunition to domestic and international commercial customers increased $64.4 million.  Shipments to military customers also increased $15.6 million.  These increases were partially offset by lower shipments to industrial customers, who primarily supply the construction sector, of $6.5 million and decreased shipments to law enforcement agencies of $1.9 million.

Winchester reported segment income of $59.1 million for the nine months ended September 30, 2009 compared to $29.3 million for the nine months ended September 30, 2008, an increase of $29.8 million, or 102%. The increase was primarily due to the impact of increased volumes and higher selling prices ($21.2 million) and decreased commodity and other material costs partially offset by higher operating costs ($8.5 million).

Corporate/Other

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

For the three months ended September 30, 2009, pension income included in Corporate/Other was $6.3 million compared to $5.2 million for the three months ended September 30, 2008.  On a total company basis, defined benefit pension income for the three months ended September 30, 2009 was $4.6 million compared to $2.9 million for the three months ended September 30, 2008.

Credits to income for environmental investigatory and remedial activities were $38.8 million for the three months ended September 30, 2009, which includes $44.3 million of recoveries from third parties of costs incurred and expensed in prior periods.  Without these recoveries in 2009, charges to income for environmental investigatory and remedial activities would have been $5.5 million for the three months ended September 30, 2009 compared with $6.4 million for the three months ended September 30, 2008.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2009, other corporate and unallocated costs were $15.5 million compared with $13.6 million in 2008, an increase of $1.9 million, or 14%.  The increase was primarily due to higher management incentive compensation costs of $4.8 million, primarily resulting from mark-to-market adjustments on stock-based compensation, higher asset retirement obligation charges of $0.8 million, and increased legal and legal-related settlement expenses of $0.8 million, which included recovery actions for environmental costs previously incurred and expensed, partially offset by the favorable resolution of a Canadian capital tax matter of $4.6 million.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

For the nine months ended September 30, 2009, pension income included in Corporate/Other was $16.8 million compared to $13.3 million for the nine months ended September 30, 2008.  Pension income for the nine months ended September 30, 2008 included a curtailment charge of $0.8 million resulting from the conversion of our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  On a total company basis, defined benefit pension income for the nine months ended September 30, 2009 was $13.3 million compared to $7.8 million for the nine months ended September 30, 2008.

Credits to income for environmental investigatory and remedial activities were $26.8 million for the nine months ended September 30, 2009, which includes $45.1 million of recoveries from third parties of costs incurred and expensed in prior periods.  Without these recoveries in 2009, charges to income for environmental investigatory and remedial activities would have been $18.3 million for the nine months ended September 30, 2009 compared with $21.2 million for the nine months ended September 30, 2008.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2009, other corporate and unallocated costs were $50.5 million compared with $47.5 million in 2008, an increase of $3.0 million, or 6%.  The increase was primarily due to increased legal and legal-related settlement expenses of $3.9 million, which included recovery actions for environmental costs previously incurred and expensed, higher asset retirement obligation charges of $2.4 million, and increased consulting fees of $1.3 million, partially offset by the favorable resolution of a Canadian capital tax matter of $4.6 million.

Outlook

Net income in the fourth quarter of 2009 is projected to be in the $0.15 per diluted share range compared with $0.61 per diluted share in the fourth quarter of 2008.  Our fourth quarter of 2009 forecast includes an expected $35 million pretax of additional recoveries from third parties for environmental costs incurred and expensed in prior periods.

The fourth quarter of 2009 Chlor Alkali Products’ segment earnings are expected to be similar to the third quarter of 2009 as anticipated higher ECU netbacks are expected to offset seasonally weaker demand.  We have seen a continuation of the weak chlor alkali demand environment experienced in the fourth quarter of 2008 continue through out 2009.

Beginning late in the fourth quarter of 2008 and continuing through the third quarter of 2009, demand for caustic soda weakened significantly, and fell below the demand for chlorine.  This created excess supply in North America, which has caused caustic soda prices to fall.  The over supply of caustic soda caused industry operating rates to be constrained, which resulted in chlorine price increase announcements of $300 per ton during the second quarter of 2009.  Caustic soda prices declined precipitously in the second quarter of 2009 and these declines continued into the third quarter of 2009.  During the third quarter of 2009, chlorine and caustic soda demand became more balanced eliminating the oversupply of caustic soda, which resulted in caustic soda price increase announcements of $180 per ton.  We began realizing increases in chlorine prices in the third quarter of 2009 with most of the improvement expected in the fourth quarter of 2009 and into 2010.  We expect caustic soda prices to decline further in the fourth quarter of 2009 before we are able to begin realizing the third quarter 2009 price increase announcments in caustic soda.  We expect to begin realizing these price increases in caustic soda in the first quarter of 2010.  Overall, ECU netbacks are expected to improve in the fourth quarter of 2009 compared to the third quarter.

We expect Chlor Alkali Products’ operating rates in the fourth quarter of 2009 to be in the 70% to 75% range which is similar to the third quarter of 2009 level of 74% and an improvement from the fourth quarter of 2008 level of 67%.

Winchester fourth quarter of 2009 results are expected to exceed the fourth quarter of 2008 segment income of $3.3 million but be significantly lower than the third quarter of 2009 due to seasonally weaker demand.  The improved Winchester results from the prior year are based on continued higher volumes and lower commodity and other material costs.  During 2009, Winchester has experienced a continuation of the above normal levels of demand that began around the November 2008 presidential election.  The increase in demand has been across the majority of Winchester’s product offerings, including rifle, pistol and rimfire.  Winchester anticipates that higher than normal levels of demand will continue in the fourth quarter of 2009.

Without the full year 2009 recoveries of approximately $80 million of environmental costs incurred and expensed in prior periods, we anticipate that full year 2009 charges for environmental investigatory and remedial activities will be in the $25 million range, which is lower than the 2008 charges of $27.7 million.

We believe the full year 2009 effective tax rate will be in the 34% to 35% range.

We anticipate our capital spending to be in the $150 million range for 2009.  This spending is higher than our prior forecast due to additional investments in our Winchester and bleach operations. We continue to expect depreciation to be in the $75 million range for full-year 2009.  Based on our preliminary outlook, we currently expect 2010 capital spending to be in the $70 million to $80 million range, and depreciation in 2010 to be approximately $90 million.

Environmental Matters

Environmental provisions (credited) charged to income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in millions)
Charges to income	$5.5	$6.4	$18.3	$21.2
Recoveries from third parties of costs incurred and expensed in prior periods	(44.3)	—	(45.1)	—
Total environmental (income) expense	$(38.8)	$6.4	$(26.8)	$21.2

Environmental (income) expense for the three and nine months ended September 30, 2009 included $44.3 million and $45.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.

Our liabilities for future environmental expenditures were as follows:

	September 30,
	2009	2008
Reserve for Environmental Liabilities:	($ in millions)
Balance at beginning of year	$158.9	$155.6
Charges to income	18.3	21.2
Remedial and investigatory spending	(11.9)	(16.8)
Pioneer acquisition	—	2.1
Currency translation adjustments	1.8	(1.0)
Balance at end of period	$167.1	$161.1

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2009 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $25 million to $35 million range. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $2.5 million at September 30, 2009. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.   Charges to income for investigatory and remedial efforts were material to operating results in 2008 and 2009 and are expected to be material to operating results in future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $167.1 million at September 30, 2009, $158.9 million at December 31, 2008, and $161.1 million at September 30, 2008, of which $132.1 million, $123.9 million, and $126.1 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of ASC 450, and therefore do not record gain contingencies and recognize income until it is earned and realizable.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data
	Nine Months Ended September 30,
	2009	2008
Provided by (Used For)	($ in millions)
Net operating activities	$100.2	$4.1
Capital expenditures	(122.3)	(123.4)
Net investing activities	(82.8)	(102.2)
Long-term debt borrowings	150.3	—
Net financing activities	112.7	(7.7)

Operating Activities

For the nine months ended September 30, 2009, cash provided by operating activities increased by $96.1 million from 2008 primarily due to a smaller increase in working capital than the prior year.  For the nine months ended September 30, 2009, working capital increased $71.1 million compared with an increase of $161.6 million in 2008.  Receivables increased from December 31, 2008 by $50.6 million, which includes receivables from third parties for recoveries of environmental costs incurred and expensed in prior periods.  Our days sales outstanding was consistent with December 31, 2008.  Accounts payable and accrued liabilities decreased by $21.2 million primarily due to a $20.6 million payment for the final settlement of working capital on the sale of the Metals business, which was consistent with the estimated working capital adjustment we anticipated from the transaction.  The 2009 cash from operations was also affected by a $43.3 million decrease in cash tax payments.  The nine months ended September 30, 2009 included contributions to our foreign pension plan of $2.0 million.

Investing Activities

Capital spending of $122.3 million for the nine months ended September 30, 2009 was $1.1 million lower than in the corresponding period in 2008.   For the total year, we expect our capital spending to be in the $150 million range.  Approximately half of our 2009 spending will be related to the St. Gabriel, LA conversion and expansion project.  We expect depreciation to be in the $75 million range for full-year 2009.

The 2009 increase in distributions from affiliated companies primarily reflected the impact of net cash advanced from SunBelt.

Financing Activities

In August 2009, we sold $150.0 million of 2019 Notes with a maturity date of August 15, 2019.  The 2019 Notes were issued at 99.19% of par value, providing a yield to maturity to investors of 9.0%.  Interest will be paid semi-annually beginning on February 15, 2010.  Proceeds of $145.5 million, after expenses of $3.3 million, from the 2019 Notes will be used to further strengthen our long-term liquidity given uncertain economic times.

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

We issued 1.1 million and 0.5 million shares of common stock with a total value of $13.8 million and $11.3 million to the CEOP for the nine months ended September 30, 2009 and 2008, respectively.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends. We issued less than 0.1 million shares and 1.8 million shares with a total value of $0.2 million and $38.1 million representing stock options exercised for the nine months ended September 30, 2009 and 2008, respectively.

The percent of total debt to total capitalization increased to 32.5% at September 30, 2009, from 26.4% at December 31, 2008. The increase was due primarily to the higher level of long-term debt at September 30, 2009 resulting from the issuance of the 2019 Notes, in August 2009, partially offset by higher shareholders’ equity resulting from the net income for the nine months ended September 30, 2009.

In the first three quarters of 2009 and 2008, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the nine months ended September 30, 2009 and 2008 were $46.7 million and $45.1 million, respectively.  In October 2009, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 10, 2009 to shareholders of record on November 10, 2009.

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

For the nine months ended September 30, 2009, cash provided by operating activities increased by $96.1 million from 2008 primarily due to a smaller increase in working capital than the prior year.  For the nine months ended September 30, 2009, working capital increased $71.1 million compared with an increase of $161.6 million in 2008.  Receivables increased from December 31, 2008 by $50.6 million, which includes receivables from third parties for recoveries of environmental costs incurred and expensed in prior periods.  Our days sales outstanding was consistent with December 31, 2008.  Accounts payable and accrued liabilities decreased by $21.2 million primarily due to a $20.6 million payment for the final settlement of working capital on the sale of the Metals business, which was consistent with the estimated working capital adjustment we anticipated from the transaction.  The 2009 cash from operations was also affected by a $43.3 million decrease in cash tax payments.  The nine months ended September 30, 2009 included contributions to our foreign pension plan of $2.0 million.

Capital spending of $122.3 million for the nine months ended September 30, 2009 was $1.1 million lower than in the corresponding period in 2008.  For the total year, we expect our capital spending to be in the $150 million range.  Approximately half of our 2009 spending will be related to the St. Gabriel, LA conversion and expansion project.  We expect depreciation to be in the $75 million range for full-year 2009.

The cash increase of $130.1 million for the nine months ended September 30, 2009, reflects the cash proceeds from the $150.0 million of 2019 Notes issued in August 2009, offset by both the normal seasonal growth in working capital, one-time items mentioned above, and capital spending associated with the conversion and expansion project at our St. Gabriel, LA facility. Based on these factors, we believe the September 30, 2009 cash balance of $376.6 million, and the availability of approximately $294.6 million of liquidity from our senior revolving credit facility and our Accounts Receivable Facility is sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

Since 2006, we held corporate debt securities with a par value of $26.6 million.  On October 1, 2008, the issuer of these debt securities announced it would cease trading and appoint a receiver as a result of financial market turmoil.  The decline in the market value of the assets supporting these debt securities negatively impacted the liquidity of the issuer.  We determined that these debt securities had no fair market value due to the actions taken by the issuer, turmoil in the financial markets, the lack of liquidity of the issuer, and the lack of trading in these debt securities.  Because of the unlikelihood that these debt securities would recover in value, we recorded an after-tax impairment loss of $26.6 million in other income (expense) during the third quarter of 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit has been recognized for the impairment loss.

In August 2009, we sold $150.0 million of 2019 Notes with a maturity date of August 15, 2019.  The 2019 Notes were issued at 99.19% of par value, providing a yield to maturity to investors of 9.0%.  Interest will be paid semi-annually beginning on February 15, 2010.  Proceeds of $145.5 million, after expenses of $3.3 million, from the 2019 Notes will be used to further strengthen our long-term liquidity given uncertain economic times.

In August 2007, we entered into a $35 million letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of equipment and materials for the St. Gabriel, LA facility conversion and expansion project.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced a $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding a new lending institution.  The credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  At September 30, 2009, we had $219.6 million available under this senior revolving credit facility, because we had issued $20.4 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2009 and 2008, and December 31, 2008, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of September 30, 2009, there were no covenants or other restrictions that limited our ability to borrow.

At September 30, 2009, we had total letters of credit of $50.5 million outstanding, of which $20.4 million were issued under our $240 million senior revolving credit facility.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, workers compensation insurance policies, and plant closure and post-closure obligations.

On July 25, 2007, we established a $250 million, 364-day Accounts Receivable Facility, renewable annually for five years, which expires in July 2012.  As a result of the sale of Metals, the Accounts Receivable Facility was reduced from $250 million to $100 million.  In July 2008, the Accounts Receivable Facility was reduced from $100 million to $75 million.  The $75 million Accounts Receivable Facility provides for the sale of our eligible trade receivables to third party conduits through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  As of September 30, 2009, we had nothing drawn under the Accounts Receivable Facility.  At September 30, 2009, we had $75 million available under the Accounts Receivable Facility based on eligible trade receivables.  The Accounts Receivable Facility contains specific covenants relating to the ability of the lender to obtain or maintain a first priority lien on the receivables.  In addition, the Accounts Receivable Facility incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility.

Our current debt structure is used to fund our business operations. As of September 30, 2009, we had borrowings of $399.6 million, of which $4.7 million was issued at variable rates. We have entered into interest rate swaps on $26.6 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank, N.A., a major financial institution. We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $2.0 million and are included in other assets on the accompanying condensed balance sheet, with a corresponding increase in the carrying amount of the related debt. No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness. Commitments from banks under our senior revolving credit facility and Accounts Receivable Facility are additional sources of liquidity.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We, and our partner, PolyOne, own equally SunBelt.   Oxy Vinyls is required to purchase 250,000 tons of chlorine from SunBelt based on a formula related to its market price. Prior to July 2007, PolyOne had an ownership interest in Oxy Vinyls.  We market any excess chlorine and all of the caustic soda produced. The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017. SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes. Our guarantee of these notes was $54.8 million at September 30, 2009. In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes. In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity. We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes. In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At September 30, 2009, December 31, 2008, and September 30, 2008, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” (the Codification), which was incorporated into ASC 105 “Generally Accepted Accounting Principles” (ASC 105).  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that takes accounting pronouncements and organizes them by approximately 90 accounting topics.  The Codification was effective for interim and fiscal years ending after September 15, 2009.  We adopted the Codification on July 1, 2009.  The adoption of this statement did not have a material effect on our financial statements but changed our reference to generally accepted accounting principles beginning in the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which was incorporated into ASC 860 “Transfers and Servicing” (ASC 860)  and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which was incorporated into ASC 810 “Consolidation” (ASC 810).  These statements changed the way entities account for securitizations and special-purpose entities.  The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  Both of these statements are effective for fiscal years beginning after November 15, 2009.  The adoption of these statements will not have a material effect on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was incorporated into ASC 855 “Subsequent Events” (ASC 855).  ASC 855 provides guidance on management’s assessment of subsequent events.  The statement is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, “Subsequent Events,” with some modifications.  This statement became effective for us on June 15, 2009.  The adoption of this statement did not have a material effect on our financial statements.

In April 2009, the FASB issued three Staff Positions (FSP) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  SFAS No. 157-4 provided guidelines for making fair value measurements more consistent with the principles presented in ASC 820.  FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which were incorporated into ASC 825 “Financial Instruments” (ASC 825), enhanced consistency in financial reporting by increasing the frequency of fair value disclosures.   FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which were incorporated into ASC 320 “Investments – Debt and Equity Securities” (ASC 320), provided additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

The position updating ASC 820 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This position stated that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.

The position updating ASC 825 related to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to issuing this position, fair values for these assets and liabilities were only disclosed once a year.  This position required these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

The position updating ASC 320 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  This position also required increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

These positions became effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted.  We adopted these positions as of March 31, 2009.  The adoption of these positions did not have a material effect on our financial statements.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which were both incorporated into ASC 715 “Compensation – Retirement Benefits” (ASC 715).  This position will require more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  This position becomes effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this position are not required for earlier periods that are presented for comparative purposes.  We are currently evaluating the disclosure requirements of this new position.

In March 2008, the FASB issued SFAS No. 161, an amendment to SFAS No. 133, which were both incorporated into ASC 815.  This statement required enhanced disclosures that expand previous disclosure requirements about an entity’s derivative instruments and hedging activities.  It required more robust qualitative disclosures and expanded quantitative disclosures.  This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We adopted the provisions of this statement on January 1, 2009, which requires additional disclosure in our 2009 financial statements.  The adoption of this statement did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which was incorporated into ASC 805 “Business Combinations” (ASC 805).  This statement required the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, established the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and required additional disclosures by the acquirer.  Under this statement, all business combinations are accounted for by applying the acquisition method.  This statement became effective for us on January 1, 2009.  Earlier application was prohibited.  The effect of the adoption of this statement on our financial statements will be on adjustments made to pre-acquisition Pioneer income tax contingencies, which will no longer be reflected as an adjustment to goodwill but recognized through income tax expense.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which was incorporated into ASC 810 “Consolidation” (ASC 810).  This statement required noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The statement applied to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  This statement became effective for us on January 1, 2009.  Earlier application was prohibited.  This statement was applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide additional required disclosures.  The adoption of this statement did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157.  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value.  This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis was delayed by one year.  Nonfinancial assets and nonfinancial liabilities that were impacted by this deferral included assets and liabilities initially measured at fair value in a business combination, and intangible assets and goodwill tested annually for impairment.  We adopted the provisions of this statement related to financial assets and financial liabilities on January 1, 2008, which required additional disclosure in our financial statements.  The partial adoption of this statement did not have a material impact on our financial statements.  We adopted the remaining provisions of this statement related to nonfinancial assets and nonfinancial liabilities on January 1, 2009.  The adoption of the remaining provisions of this statement did not have a material impact on our financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment, are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2009, we maintained open positions on futures contracts totaling $57.4 million ($84.0 million at December 31, 2008 and $77.9 million at September 30, 2008). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $5.7 million ($8.4 million at December 31, 2008 and $7.8 million at September 30, 2008) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations and commitments from banks under our senior revolving credit facility and our Accounts Receivable Facility are sources of liquidity. As of September 30, 2009, December 31, 2008, and September 30, 2008, we had long-term borrowings of $399.6 million, $252.4 million, and $249.7 million, respectively, of which $4.7 million at September 30, 2009 and September 30, 2008, and $3.1 million at December 31, 2008 were issued at variable rates. As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels. We have entered into $26.6 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is the six-month LIBOR. Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.

The following table reflects the swap activity related to certain debt obligations as of September 30, 2009:

Underlying Debt Instrument	Swap Amount	Date of Swap	September 30, 2009
	($ in million)
			Olin Pays Floating Rate:
9.125%, due 2011	$50.0	December 2001	4.68%
9.125%, due 2011	$25.0	March 2002	3-4%	(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.625% to 6.75%, due 2016-2017	$21.1	March 2002	2.01%
	5.5	March 2002	2.15%
			Olin Receives Floating Rate:
9.125%, due 2011	$75.0	January 2009	8.11%

(a)         Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $3.4 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have used the words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “estimate,” “project,” “forecast,” and variations of such words and similar expressions in this quarterly report to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control.

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	changes in legislation or government regulations or policies, including proposed legislation that would phase out the use of mercury in the manufacture of chlorine, caustic soda, and related products;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	unexpected litigation outcomes;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	higher-than-expected raw material and energy, transportation, and/or logistics costs;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	continuing weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior revolving credit facility and our accounts receivable facility; and

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital.

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Not applicable.

(b)         Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2009	—	N/A	—
August 1-31, 2009	—	N/A	—
September 1-30, 2009	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock. Through September 30, 2009, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

4.1	Indenture dated as of August 19, 2009, between Olin Corporation and The Bank of New York Mellon Trust Company—Exhibit 4.1 to Form 8-K dated August 19, 2009.*

4.2	First Supplemental Indenture dated as of August 19, 2009, between Olin Corporation and The Bank of New York Mellon Trust Company—Exhibit 4.2 to Form 8-K dated August 19, 2009.*

4.3	Form of 8.875% Senior Note due 2019-Exhibit 4.3 to Form 8-K dated August 19, 2009.*

10.1	Performance Share Program

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

*Previously filed as indicated and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ John E. Fischer
Vice President and Chief Financial Officer (Authorized Officer)

Date: October 27, 2009

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture dated as of August 19, 2009, between Olin Corporation and The Bank of New York Mellon Trust Company—Exhibit 4.1 to Form 8-K dated August 19, 2009.*

4.2	First Supplemental Indenture dated as of August 19, 2009, between Olin Corporation and The Bank of New York Mellon Trust Company—Exhibit 4.2 to Form 8-K dated August 19, 2009.*

4.3	Form of 8.875% Senior Note due 2019-Exhibit 4.3 to Form 8-K dated August 19, 2009.*

10.1	Performance Share Program

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

*Previously filed as indicated and incorporated herein by reference.