Form 10-K
period 2009-12-31
OLIN CORP
filed 2010-02-24
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

As of June 30, 2009, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $926,999,831 based on the closing sale price as reported on the New York Stock Exchange.

As of January 29, 2010, 78,749,713 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s 2010 Annual Meeting of Shareholders to be held on April 22, 2010	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a manufacturer concentrated in two business segments:  Chlor Alkali Products and Winchester®.  Chlor Alkali Products manufactures and sells chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 63% of 2009 sales.  Winchester products, which represent 37% of 2009 sales, include sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On August 31, 2007 we acquired Pioneer Companies, Inc. (Pioneer), whose operating results are included in the accompanying consolidated financial statements since the date of acquisition.

GOVERNANCE

We maintain an Internet website at www.olin.com.  Our reports on Form 10-K, Form 10-Q, and Form 8-K, as well as amendments to those reports, are available free of charge on our website, as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (SEC).  Additionally, a copy of our SEC filings can be obtained at the SEC at their Office of Investor Education and Advocacy at 100 F Street, N.E., Washington, D.C. 20549 or by calling that office of the SEC at 1-800-SEC-0330.  Also, a copy of our electronically filed materials can be obtained at www.sec.gov.  Our Principles of Corporate Governance, Committee Charters and Code of Conduct are available on our website at www.olin.com in the Governance Section under Governance Documents and Committees.

In May 2009, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us.  Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the North American chlor alkali market.  Chlorine, caustic soda and hydrogen are co-produced commercially by the electrolysis of salt.  These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda.  The industry refers to this as an Electrochemical Unit or ECU.  With a demonstrated capacity as of the end of 2009 of 1.95 million ECUs per year, including 50% of the production from our partnership with PolyOne Corporation (PolyOne), which we refer to as SunBelt, we are the third largest chlor alkali producer, measured by production volume of chlorine and caustic soda, in North America, according to data from Chemical Market Associates, Inc. (CMAI).  CMAI is a global petrochemical, plastics and fibers consulting firm established in 1979.  Approximately 55% of our caustic soda production is high purity membrane and rayon grade, which, according to CMAI data, normally commands a premium selling price in the market.  According to data from CMAI, we are the largest North American producer of industrial bleach, which is manufactured using both chlorine and caustic soda.

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

Chlorine is used as a raw material in the production of thousands of products for end-uses including vinyls, chlorinated intermediates, isocyanates, and water treatment.  A significant portion of U.S. chlorine production is consumed in the manufacture of ethylene dichloride, or EDC, a precursor for polyvinyl chloride, or PVC.  PVC is a plastic used in applications such as vinyl siding, plumbing and automotive parts.  We estimate that approximately 11% of our chlorine produced, including the production from our share of SunBelt, is consumed in the manufacture of EDC.  While much of the chlorine produced in the U.S. is consumed by the producing company to make downstream products, we sell most of the chlorine we produce to third parties in the merchant market.

Caustic soda has a wide variety of end-use applications, the largest of which is in the pulp and paper industry used in the delignification and bleaching portion of the pulping process.  Caustic soda is also used in the production of detergents and soaps, alumina and a variety of other inorganic and organic chemicals.

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added and removed.  Because chlorine and caustic are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product.  Prices for both products respond rapidly to changes in supply and demand.  Our ECU netbacks (defined as gross selling price less freight and discounts) averaged approximately $520, $635 and $535 per ECU in 2009, 2008 and 2007, respectively.

Beginning in late 2006, driven by reduced levels of chlorine demand and a series of planned and unplanned plant maintenance outages, chlor alkali plant operating rates for the industry were reduced.  While this allowed chlorine supply to stay balanced, it caused caustic soda demand, which did not experience a decline, to exceed supply.  This led to industry-wide caustic soda price increases.  During the first three quarters of 2008, North American demand for caustic soda remained strong.  However, caustic soda supply continued to be constrained by the weakness in chlorine demand, which caused operating rates to be reduced.  This resulted in a significant supply and demand imbalance for caustic soda in North America.  This imbalance, combined with increased freight and energy costs, resulted in our achieving record levels of caustic soda pricing.  During the fourth quarter of 2008, North American caustic soda demand weakened but less than the decline in chlorine demand.  This caused the caustic soda supply and demand imbalance to continue, which continued to support record levels of caustic soda prices.  The result was a record ECU netback, in our system, in the first quarter of 2009.

Our 2009 ECU netbacks of $520 were 18% lower than the 2008 netbacks of $635, reflecting the changes in the pricing dynamics in North America.  Beginning late in the fourth quarter of 2008 and continuing through 2009, demand for caustic soda weakened significantly, and fell below the demand for chlorine.  This created excess supply in North America, which has caused caustic soda prices to fall.  The over supply of caustic soda caused industry operating rates to be constrained, which resulted in chlorine price increase announcements of $300 per ton during the second quarter of 2009.  Caustic soda prices declined precipitously in the second quarter of 2009 and these declines continued into the third quarter of 2009.  During the third quarter of 2009, chlorine and caustic soda demand became more balanced eliminating the oversupply of caustic soda.  We began realizing increases in chlorine prices in the third quarter of 2009 with most of the improvement in the fourth quarter of 2009.  We believe that ECU netbacks, in our system, have bottomed out in the third quarter of 2009.  During the fourth quarter of 2009, as caustic soda demand improved, chlorine production declined due to seasonally weaker demand.  This resulted in a supply and demand imbalance for caustic soda in North America.  As a result of this imbalance, in December 2009, a $75 per ton caustic soda price increase was announced.  We expect to begin realizing this price increase in caustic soda in the second quarter of 2010.

Electricity and salt are the major purchased raw materials for our Chlor Alkali Products segment.  Raw materials represent approximately 48% of the total cost of producing an ECU.  Electricity is the single largest raw material component in the production of chlor alkali products.  During the past five years, we experienced an increase in the cost of electricity from our suppliers due primarily to energy cost increases and regulatory requirements.  We are supplied by utilities that primarily utilize coal, hydroelectric, natural gas, and nuclear power.  The commodity nature of this industry places an added emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry.  During the fourth quarter of 2009, we completed a conversion and expansion project at our St. Gabriel, LA facility and initiated production.  This project increased capacity at this location from 197,000 ECUs to 246,000 ECUs and will significantly reduce the site’s manufacturing costs.   In addition, as market demand requires, we believe the design of the SunBelt plant, as well as the new design of the St. Gabriel, LA facility, will enable us to expand capacity cost-effectively at these locations.

We also manufacture and sell other chlor alkali-related products.  These products include chemically processed salt, hydrochloric acid, sodium hypochlorite (bleach), hydrogen, sodium hydrosulfite, and potassium hydroxide.  We have recently invested in capacity and product upgrades in bleach and hydrochloric acid.  In the fourth quarter of 2009, we initiated bleach manufacturing and shipping by railroad expansion projects at three of our chlor alkali facilities.  We are also actively developing a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.  During 2010, we expect to initiate a $15 million to $20 million capital project to construct a low salt, high strength bleach facility to be co-located at one of our existing chlor alkali facilities.

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

Pursue Incremental Expansion Opportunities.   We have invested in capacity and product upgrades in our chemically processed salt, hydrochloric acid, bleach, potassium hydroxide and hydrogen businesses.  These expansions increase our captive use of chlorine while increasing the sales of these co-products.  These niche businesses provide opportunities to upgrade chlorine and caustic to higher value-added applications.  We also have the opportunity, when business conditions permit, to pursue incremental expansion through our SunBelt and St. Gabriel, LA facilities.

Winchester

Products and Services

Winchester is in its 143rd year of operation and its 79th year as part of Olin.  Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries.  We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces.  As an example of our law enforcement business, the Federal Bureau of Investigation (FBI) awarded Winchester a five-year contract in 2007 for bonded pistol ammunition and, in 2009, we received a Department of Homeland Security (DHS) contract for pistol ammunition.  Our legendary Winchester® product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, reloading components and industrial cartridges.  We believe we are the leading U.S. supplier of small caliber commercial ammunition.  In support of our continuous improvement initiatives, our manufacturing facilities in East Alton, IL, achieved ISO recertification to the ISO 9001:2008 standard in December 2009.  Additionally our facility in Australia was upgraded to the ISO 9001:2008 standard in February 2009 and our manufacturing facility in Oxford, MS achieved ISO 9001:2008 recertification in January 2010.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors.  Winchester has also built its business with key high volume mass merchants and specialty sporting goods retailers.  We have consistently developed industry-leading ammunition.  In 2009, Winchester was named “Ammunition Manufacturer of the Year” for the second consecutive year by the National Association of Sporting Goods Wholesalers, the carton for Winchester’s 2008 Theodore Roosevelt Commemorative Ammunition was honored with a “2009 Excellence Award” from the Paperboard Packaging Council, the International Hunter Education Association (IHEA) presented Winchester with the “Gladney Davidson Memorial Award,” its most prestigious honor, and Winchester’s new web-based ballistics calculator received the 2009 SHOT Show “Editor’s Choice” award from Shooting Sports Retailer magazine.  In 2010, the Winchester® Supreme Elite™ Bonded PDX1™ product line will receive the National Rifle Association’s “Golden Bullseye Award” in the ammunition category from its Shooting Illustrated magazine and Winchester has additionally been honored with the “2010 Cabela Lifetime Business Achievement Award” from the U.S. Sportsmen’s Alliance (USSA).

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

INTERNATIONAL OPERATIONS

Our subsidiary, PCI Chemicals Canada Company/Société PCI Chimie Canada, operates one chlor alkali facility in Becancour, Quebec, which sells chlor alkali-related products within Canada and to the United States.  Our subsidiary, Winchester Australia Limited, loads and packs sporting and industrial ammunition in Australia.  See the Note “Segment Information” of the notes to consolidated financial statements in Item 8, for geographic segment data.  We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

During 2009, no single customer accounted for more than 10% of sales.  Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 5% of sales in 2009.  Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales.  We sell some of our products, such as caustic soda and sporting ammunition, to a large number of users or distributors, while we sell others, such as chlorine, in substantial quantities to a relatively small number of industrial users.  We discuss the customers for each of our two businesses in more detail above under “Products and Services.”

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

BACKLOG

The total amount of contracted backlog was approximately $231.2 million and $228.8 million as of January 31, 2010 and 2009, respectively.  The backlog orders are in our Winchester business.  Backlog is comprised of all open customer orders not yet shipped.  Approximately 70% of contracted backlog as of January 31, 2010 is expected to be filled during 2010.

COMPETITION

We are in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 15.2 million tons of chlorine and 16.2 million tons of caustic soda capacity, account for approximately 20% of worldwide chlor alkali production capacity.  According to CMAI,  the Dow Chemical Company (Dow), and the Occidental Chemical Corporation (OxyChem), are the two largest chlor alkali producers in North America.  Approximately 75% of the total North American capacity is located in the U.S. Gulf Coast region.

Many of our competitors are integrated producers of chlorine, using some, or all, of their chlorine production in the manufacture of other downstream products.  In contrast, we are primarily a merchant producer of chlorine and sell the majority of our chlorine to merchant customers.  We do utilize chlorine to manufacture industrial bleach and hydrochloric acid.  As a result, we supply a greater share of the merchant chlorine market than our share of overall industry capacity.  There is a worldwide market for caustic soda, which attracts imports and allows exports depending on market conditions.  All of our competitors sell caustic soda into the North American merchant market.

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

We are among the largest manufacturers in the United States of commercial small caliber ammunition based on independent market research sponsored by the Sporting Arms and Ammunition Manufacturers’ Institute (SAAMI) and the National Shooting Sports Foundation.  Founded in 1926, SAAMI is an association of the nation’s leading manufacturers of sporting firearms, ammunition and components.  According to SAAMI, our Winchester business, Alliant Techsystems Inc. (ATK) and Remington Arms Company, Inc. (Remington) are the three largest commercial ammunition manufacturers in the United States.  The ammunition industry is highly competitive with us, ATK, Remington, numerous smaller domestic manufacturers and foreign producers competing for sales to the commercial ammunition customers.  Many factors influence our ability to compete successfully, including price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.

EMPLOYEES

As of December 31, 2009, we had approximately 3,700 employees, with 3,500 working in the United States and 200 working in foreign countries, primarily Canada.  Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.

The following labor contract is scheduled to expire in 2010:

Location	Number of Employees	Expiration Date
Henderson, NV (Chlor Alkali)	70	March 2010

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude this labor contract or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition, or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities.  Company-sponsored research expenditures were $2.2 million in 2009 and $2.0 million in 2008 and 2007.

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

RAW MATERIALS AND ENERGY

We purchase the major portion of our raw material requirements.  The principal basic raw materials for our production of chlor alkali products are salt, electricity, potassium chloride, sulfur dioxide, and hydrogen.  A portion of the salt used in our Chlor Alkali Products segment is produced from internal resources.  Lead, brass, and propellant are the principal raw materials used in the Winchester business.  We typically purchase our electricity, salt, potassium chloride, sulfur dioxide, ammunition cartridge case cups and copper-based strip, and propellants pursuant to multi-year contracts.  We provide additional information with respect to specific raw materials in the tables set forth under “Products and Services.”

Electricity is the predominant energy source for our manufacturing facilities.  Most of our facilities are served by utilities which generate electricity principally from coal, hydroelectric and nuclear power except at St. Gabriel, LA and Henderson, NV which predominantly use natural gas.

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS

In the United States, the establishment and implementation of federal, state and local standards to regulate air, water and land quality affect substantially all of our manufacturing locations.  Federal legislation providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances, and remediation of contaminated sites has imposed additional regulatory requirements on industry, particularly the chemicals industry.  In addition, implementation of environmental laws, such as the Resource Conservation and Recovery Act and the Clean Air Act, has required and will continue to require new capital expenditures and will increase operating costs.  Our Canadian facility is governed by federal environmental laws administered by Environment Canada and by provincial environmental laws enforced by administrative agencies.  Many of these laws are comparable to the U.S. laws described above.  We employ waste minimization and pollution prevention programs at our manufacturing sites and we are a party to various governmental and private environmental actions associated with former waste disposal sites and past manufacturing facilities.  Charges or credits to income for investigatory and remedial efforts were material to operating results in the past three years and may be material to operating results in future years.

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

Although we do not generally sell a large percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon a healthy economy beyond North America.  Our customers sell their products abroad.  As a result, our business is affected by general economic conditions and other factors in Western Europe and most of East Asia, particularly China and Japan, including fluctuations in interest rates, customer demand, labor costs, currency changes, and other factors beyond our control.  The demand for our customers’ products, and therefore, our products, is directly affected by such fluctuations.  In addition, our customers could decide to move some or all of their production to lower cost, offshore locations, and this could reduce demand in North America for our products.  We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a downturn in the Western European, Asian or world economies, increases in interest rates, or unfavorable currency fluctuations.  Economic conditions in other regions of the world, predominantly Asia and Europe, can increase the amount of caustic soda produced and available for export to North America.  The increased caustic soda supply can put downward pressure on our caustic soda prices, negatively impacting our profitability.

Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly declines in the ECU netback for chlorine and caustic.

Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical and ammunition industries.  We experience cycles of fluctuating supply and demand in each of our business segments, particularly in Chlor Alkali Products, which result in changes in selling prices.  Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices.  The significant North American chlor alkali capacity (over 100,000 annual ECU’s) which became operational during 2009 was at the Shintech, Inc. facility in Plaquemine, LA.  In North America, because Shintech consumes the chlorine it produces, this expansion may result in more caustic soda supply in the market.  Dow announced the permanent closure in 2009 of a portion of their Oyster Creek (Freeport), TX facility.  Another factor influencing demand and pricing for chlorine and caustic soda is the price of natural gas.  Higher natural gas prices increase our customers’ and competitors’ manufacturing costs, and depending on the ratio of crude oil to gas prices, could make them less competitive in world markets.  Continued expansion offshore, particularly in Asia, will continue to have an impact on the ECU values as imported caustic soda replaces some capacity in the U.S.

Price in the chlor alkali industry is the major supplier selection criterion.  We have little or no ability to influence prices in this large commodity market.  Decreases in the average selling prices of our products could have a material adverse effect on our profitability.  For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $17 million annual change in our revenues and pretax profit when we are operating at full capacity.  While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and by controlling transportation, selling, and administration expenses, we cannot assure you that these efforts will be sufficient to offset fully the effect of decreases in pricing on operating results.

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

Effects of Regulation—Changes in legislation or government regulations or policies, including tax policies, could have a material adverse effect on our financial position or results of operations.

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

During the second and third quarters of 2009, a bill was introduced in the United States House of Representatives and the Senate, respectively, which, if enacted, would ban the production of chlor alkali products using mercury cell technology two years from the date it is enacted into law.  On October 21, 2009, the House of Representatives Committee on Energy and Commerce passed a bill that would require chlor alkali producers using mercury cell technology to make a decision by June 30, 2012 as to whether to shutdown or convert these facilities.  If the decision is to convert, the mercury cell plants would be required to be converted by June 30, 2015.  If the decision is not to convert, the plants would be required to be shutdown by June 30, 2013.  For this bill to become law it must be passed by the full House of Representatives and the full Senate.  No additional action has been taken on this bill since October in the House of Representatives and no action has yet been taken by the Senate on its bill.  We currently operate two facilities which utilize mercury cell technology totaling approximately 350,000 ECUs of capacity (approximately 18% of our capacity).  We are closely monitoring the progress of these bills, but it is too soon to estimate the likelihood of enactment, and therefore to determine what impact there will be on us and the chlor alkali industry.  We operate our mercury cell facilities in full compliance with all environmental rules and regulations.

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

Credit Facilities—Weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior revolving credit facility and our Accounts Receivable Facility.

Our senior revolving credit facility and our Accounts Receivable Facility include certain financial maintenance covenants requiring us to not exceed a maximum leverage ratio and to maintain a minimum coverage ratio.  Depending on the magnitude and duration of chlor alkali cyclical downturns, including deterioration in prices and volumes, there can be no assurance that we will continue to be in compliance with these ratios.  If we failed to comply with either of these covenants in a future period and were not able to obtain waivers from the lenders thereunder, we would need to refinance our current senior revolving credit facility and Accounts Receivable Facility.  However, there can be no assurance that such refinancing would be available to us on terms that would be acceptable to us or at all.

Pension Plans—The impact of declines in global equity and fixed income markets on asset values and any declines in interest rates used to value the liabilities in our pension plan may result in higher pension costs and the need to fund the pension plan in future years in material amounts.

In May 2007 and September 2006, we made voluntary pension plan contributions of $100.0 million and $80.0 million, respectively.

Under Accounting Standard Codification (ASC) 715 “Compensation–Retirement Benefits” (ASC 715), formerly Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158), we recorded an after-tax charge of $27.3 million ($41.7 million pretax) to shareholders’ equity as of December 31, 2009 for our pension and other postretirement plans.  This charge reflected a 50-basis point decrease in the plans discount rate, partially offset by the favorable performance on plan assets during 2009.  In 2008, we recorded an after-tax charge of $99.4 million ($162.7 million pretax) to shareholders’ equity as of December 31, 2008 for our pension and other postretirement plans.  This charge reflected the unfavorable performance on plan assets during 2008.  In 2007, we recorded a $138.3 million after-tax credit ($226.6 million pretax) to shareholders’ equity as of December 31, 2007 for our pension and other postretirement plans.  This credit reflected a 25-basis point increase in the plans’ discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $100.0 million contribution.  The non-cash charges or credits to shareholders’ equity do not affect our ability to borrow under our senior revolving credit agreement.

During 2007, the asset allocation in the plan was adjusted to attempt to insulate the plan from discount rate risk and reduce the plan’s exposure to equity investments.  Effective January 1, 2005, our defined benefit pension plan was closed to new salaried and certain non-bargained hourly employees.  Subsequently, as new collective bargaining agreements were negotiated, by January 1, 2009, our defined benefit pension plan was closed to all our new union-represented employees.  Effective January 1, 2008, we froze our defined benefit pension plan for salaried and certain non-bargained hourly workers and these employees began to participate in a defined contribution pension plan.  In 2010, we expect pension income associated with the defined benefit pension plan to be similar compared to 2009.

The determinations of pension expense and pension funding are based on a variety of rules and regulations.  Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets.  They may also result in higher pension costs, additional financial statement disclosure, and accelerate the need to fully fund the pension plan.  During the third quarter of 2006, the “Pension Protection Act of 2006” became law, amended by “The Worker, Retiree, and Employer Recovery Act,” during the fourth quarter of 2008.  Among the stated objectives of the laws were the protection of both pension beneficiaries and the financial health of the Pension Benefit Guaranty Corporation (PBGC).  To accomplish these objectives, the new laws required sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums.  Based on the combination of the asset allocation adjustment, the favorable asset performance in 2006, 2007 and 2009, the $100.0 million and $80.0 million voluntary contributions, and the benefits from the plan freeze, offset by the unfavorable performance on plan assets in 2008, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2010.  We do have a small Canadian defined benefit pension plan to which we made $4.5 million of contributions in 2009 and we anticipate approximately $4 million of contributions in 2010.  At December 31, 2009, the market value of assets in our defined benefit pension plans of $1,722.0 million exceeded the projected benefit obligation by $5.0 million.

In addition, the impact of declines in global equity and fixed income markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension plan in future years.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have decreased or increased, respectively, the 2009 defined benefit pension plan income by approximately $15.6 million.

Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2009 and the projected benefit obligation as of December 31, 2009 would have decreased pension income by $1.4 million and increased the projected benefit obligation by $82.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2009 and the projected benefit obligation as of December 31, 2009 would have increased pension income by $2.7 million and decreased the projected benefit obligation by $83.0 million.

Indebtedness—Our indebtedness could adversely affect our financial condition and limit our ability to grow and compete, which could prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2009, we had $398.4 million of indebtedness outstanding, including $1.4 million representing the fair value related to $26.6 million of interest rate swaps and $5.5 million representing the unrecognized gain related to $75 million of interest rate swaps  at December 31, 2009.  This outstanding indebtedness excludes our guarantee of $48.8 million of indebtedness of SunBelt.  This does not include our $240.0 million senior revolving credit facility of which we had $219.6 million available on that date because we had issued $20.4 million of letters of credit or our $75 million accounts receivable securitization facility (Accounts Receivable Facility).  As of December 31, 2009, our indebtedness represented 32.6% of our total capitalization.  At December 31, 2009, none of our indebtedness was due within one year.

Our indebtedness could adversely affect our financial condition and limit our ability to fund working capital, capital expenditures and other general corporate purposes, to accommodate growth by reducing funds otherwise available for other corporate purposes, and to compete, which in turn could prevent us from fulfilling our obligations under our indebtedness.  In addition, our indebtedness could make us more vulnerable to any continuing downturn in general economic conditions and reduce our ability to respond to changing business and economic conditions.  Despite our level of indebtedness, the terms of our senior revolving credit facility, our Accounts Receivable Facility, and our existing indentures permit us to borrow additional money.  If we borrow more money, the risks related to our indebtedness could increase.

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

Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.  The following labor contract is scheduled to expire in 2010:

Location	Number of Employees	Expiration Date
Henderson, NV (Chlor Alkali)	70	March 2010

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude this labor contract or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition, or results of operations.

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

Item 3. LEGAL PROCEEDINGS

Saltville

We have completed all work in connection with remediation of mercury contamination at the site of our former mercury cell chlor alkali plant in Saltville, VA required to date.  In mid-2003, the Trustees for natural resources in the North Fork Holston River, the Main Stem Holston River, and associated floodplains, located in Smyth and Washington Counties in Virginia and in Sullivan and Hawkins Counties in Tennessee notified us of, and invited our participation in, an assessment of alleged damages to natural resources resulting from the release of mercury.  The Trustees also notified us that they have made a preliminary determination that we are potentially liable for natural resource damages in said rivers and floodplains.  We have agreed to participate in the assessment.  We and the Trustees have agreed to enter into discussions concerning a resolution of this matter.  In light of the ongoing discussions and inherent uncertainties of the assessment, we cannot at this time determine whether the financial impact, if any, of this matter will be material to our financial position or results of operations.  See “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the three months ended December 31, 2009.

Executive Officers of the Registrant as of February 24, 2010

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (59)	Chairman, President and Chief Executive Officer	1996
Stephen C. Curley (58)	Vice President and Treasurer	2005
Dolores J. Ennico (57)	Vice President, Human Resources	2009
John E. Fischer (54)	Vice President and Chief Financial Officer	2004
G. Bruce Greer, Jr. (49)	Vice President, Strategic Planning	2005
Richard M. Hammett (63)	Vice President and President, Winchester Division	2005
John L. McIntosh (55)	Vice President and President, Chlor Alkali Products Division	1999
George H. Pain (59)	Vice President, General Counsel and Secretary	2002
Todd A. Slater (46)	Vice President and Controller	2005

No family relationship exists between any of the above named executive officers or between any of them and any of our directors.  Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

S. C. Curley, J. E. Fischer, R. M. Hammett, J. D. Rupp, J. L. McIntosh, and G. H. Pain have served as executive officers more than five years.

Dolores J. Ennico was elected Vice President, Human Resources effective May 1, 2009.  Prior to that time and since October 2005, she served as Corporate Vice President, Human Resources.  From March 2004 to September 2005, she served as Vice President, Administration for Olin's Winchester Division and former Metals group.

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

As of January 29, 2010, we had 4,889 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange.

The high and low sales prices of our common stock during each quarterly period in 2009 and 2008 are listed below.  A dividend of $0.20 per common share was paid during each of the four quarters in 2009 and 2008.

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$19.79	$16.70	$18.40	$18.03
Low	8.97	10.64	10.97	15.00

2008
Market price of common stock per New York Stock Exchange composite transactions
High	$21.93	$27.95	$30.39	$19.39
Low	15.01	19.65	18.52	12.52

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009	―	N/A	―
November 1-30, 2009	―	N/A	―
December 1-31, 2009	―	N/A	―
Total				154,076	(1)

(1)
On April 30, 1998, we announced a share repurchase program approved by our board of directors for the purchase of up to 5 million shares of common stock.  Through December 31, 2009, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Performance Graph

This graph compares the total shareholder return on our common stock with the total return on the (i) Standard and Poor’s 1000 Index (the “S&P 1000”) and (ii)  the Peer Group.  Our Peer Group is comprised of Georgia Gulf Corporation, Occidental Petroleum Corporation, Alliant Techsystems, PPG Industries, Inc., The Dow Chemical Company and Westlake Chemical Corporation.

Comparison of Five Year Cumulative Total Return

Among Olin Corporation, The S&P 1000 Index and a Peer Group

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/04
12/05
12/06
12/07
12/08
12/09
Olin Corporation
S&P 1000
Peer Group

	12/04	12/05	12/06	12/07	12/08	12/09
Olin Corporation	100	93	82	100	96	98
S&P 1000	100	108	123	123	80	105
Peer Group	100	103	111	143	93	137

Copyright© 2010 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved.

Data is for the five-year period from December 31, 2004 through December 31, 2009. The cumulative return includes reinvestment of dividends. The Peer Group is weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph. We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in the Peer Group for such year by (b) the total shareholder return for that corporation for such year.

Item 6. SELECTED FINANCIAL DATA

TEN-YEAR SUMMARY

($ and shares in millions, except per share data)	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
Operations
Sales	$1,532	$1,765	$1,277	$1,040	$955	$766	$703	$604	$653	$669
Cost of goods sold	1,223	1,377	1,035	792	682	639	588	551	558	544
Selling and administration	135	137	129	129	128	90	78	70	74	78
Loss on restructuring of businesses	―	―	―	―	―	(10)	―	―	(10)	―
Other operating income	9	1	2	7	9	6	―	―	―	―
Earnings (loss) of non-consolidated affiliates	38	39	46	45	37	9	6	(8)	(9)	―
Interest expense	12	13	22	20	20	20	20	26	17	16
Interest and other income (expense)	1	(20)	12	12	20	5	3	4	22	5
Income (loss) before taxes from continuing operations	210	258	151	163	191	27	26	(47)	7	36
Income tax provision (benefit)	74	100	50	39	74	8	8	(4)	2	14
Income (loss) from continuing operations	136	158	101	124	117	19	18	(43)	5	22
Discontinued operations, net	―	―	(110)	26	21	36	(20)	12	(14)	59
Cumulative effect of accounting changes, net	―	―	―	―	(5)	―	(22)	―	―	―
Net income (loss)	$136	$158	$(9)	$150	$133	$55	$(24)	$(31)	$(9)	$81
Financial position
Cash and cash equivalents and short-term investments	$459	$247	$333	$276	$304	$147	$190	$136	$202	$82
Working capital, excluding cash and cash equivalents and short-term investments	91	24	(14)	223	191	232	168	233	67	159
Property, plant and equipment, net	695	630	504	251	227	205	202	214	253	281
Total assets	1,932	1,720	1,731	1,642	1,802	1,621	1,448	1,426	1,221	1,125
Capitalization:
Short-term debt	―	―	10	2	1	52	27	2	102	1
Long-term debt	398	252	249	252	257	261	314	346	330	228
Shareholders’ equity	822	705	664	543	427	356	176	231	271	329
Total capitalization	$1,220	$957	$923	$797	$685	$669	$517	$579	$703	$558
Per share data
Net income (loss)
Basic:
Continuing operations	$1.74	$2.08	$1.36	$1.70	$1.65	$0.27	$0.30	$(0.87)	$0.10	$0.49
Discontinued operations, net	―	―	(1.48)	0.36	0.30	0.53	(0.34)	0.24	(0.32)	1.31
Accounting changes, net	―	―	―	―	(0.08)	―	(0.38)	―	―	―
Net income (loss)	$1.74	$2.08	$(0.12)	$2.06	$1.87	$0.80	$(0.42)	$(0.63)	$(0.22)	$1.80
Diluted:
Continuing operations	$1.73	$2.07	$1.36	$1.70	$1.65	$0.27	$0.30	$(0.87)	$0.10	$0.49
Discontinued operations, net	―	―	(1.48)	0.36	0.29	0.53	(0.34)	0.24	(0.32)	1.31
Accounting changes, net	―	―	―	―	(0.08)	―	(0.38)	―	―	―
Net income (loss)	$1.73	$2.07	$(0.12)	$2.06	$1.86	$0.80	$(0.42)	$(0.63)	$(0.22)	$1.80

Common Cash Dividends	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80
Market price of common stock:
High	19.79	30.39	24.53	22.65	25.35	22.99	20.53	22.60	22.75	23.19
Low	8.97	12.52	15.97	14.22	16.65	15.20	14.97	13.85	12.05	14.19
Year end	17.52	18.08	19.33	16.52	19.68	22.02	20.06	15.55	16.14	22.13
Other
Capital expenditures	$138	$180	$76	$62	$63	$38	$33	$24	$29	$44
Depreciation	70	68	47	38	36	33	40	51	55	52
Common dividends paid	63	61	59	58	57	56	47	39	35	36
Purchases of common stock	―	―	―	―	―	―	―	3	14	20
Current ratio	2.8	1.7	1.8	2.2	2.3	2.1	2.1	2.4	1.8	1.9
Total debt to total capitalization	32.6%	26.4%	28.1%	31.8%	37.7%	46.8%	65.9%	60.0%	61.5%	41.1%
Effective tax rate	35.4%	38.8%	33.1%	24.2%	38.4%	29.6%	30.8%	n/a	30.9%	38.1%
Average common shares outstanding - diluted	78.3	76.1	74.3	72.8	71.6	68.4	58.3	49.4	43.6	45.0
Shareholders	4,900	5,100	5,300	5,700	6,100	6,400	6,800	7,200	7,500	8,000
Employees(1)	3,700	3,600	3,600	3,100	2,900	2,800	2,700	3,000	2,700	2,900

Our Selected Financial Data reflects the following businesses as discontinued operations: Metals business in 2007 and Olin Aegis in 2004.  Since August 31, 2007, our Selected Financial Data reflects the Pioneer acquisition.

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

RECENT DEVELOPMENTS AND HIGHLIGHTS

2009 Year

In 2009, Chlor Alkali Products’ segment income was $125.4 million, a decline of 62% compared with the prior year.  Chlor Alkali Products continued to experience the weak product demand that began in the fourth quarter of 2008.  Volumes for chlorine and caustic soda decreased 22% compared to 2008.  Volumes for bleach, which accounted for approximately 12% of Chlor Alkali Products’ sales, increased 17% compared to 2008.  Operating rates in Chlor Alkali Products for 2009 and 2008 were 70% and 82%, respectively.  These operating rates assume that 100% of our demonstrated capacity was available for use.  The capacity of our St. Gabriel, LA facility had been shutdown since late November 2008 and the facility was not available for use until the conversion and expansion project was completed in the fourth quarter of 2009.  In addition, in response to low levels of customer demand for chlorine and caustic soda, an additional 5% of our chlorine and caustic soda capacity has been idled by us.  After taking these capacity reduction actions into consideration, our effective operating rate for 2009 was 78%.

Our 2009 ECU netbacks of $520 were 18% lower than the 2008 netbacks of $635, reflecting the changes in the pricing dynamics in North America.  During 2008, North American demand for caustic soda remained strong, while supply continued to be constrained by the weakness in chlorine demand.  This resulted in a significant supply and demand imbalance for caustic soda in North America, which resulted in record caustic soda pricing.  The result was a record ECU netback, in our system, in the first quarter of 2009 of approximately $765.  Beginning late in the fourth quarter of 2008 and continuing through 2009, demand for caustic soda weakened significantly, and fell below the demand for chlorine.  This created excess supply in North America, which has caused caustic soda prices to fall.  The over supply of caustic soda caused industry operating rates to be constrained, which resulted in chlorine price increase announcements of $300 per ton during the second quarter of 2009.  Caustic soda prices declined precipitously in the second quarter of 2009 and these declines continued into the third quarter of 2009.  During the third quarter of 2009, chlorine and caustic soda demand became more balanced eliminating the oversupply of caustic soda.  We began realizing increases in chlorine prices in the third quarter of 2009 with most of the improvement in the fourth quarter of 2009.  We believe that ECU netbacks, in our system, have bottomed out in the third quarter of 2009.  During the fourth quarter of 2009, as caustic soda demand improved, chlorine production declined due to seasonally weaker demand.  This resulted in a supply and demand imbalance for caustic soda in North America.  As a result of this imbalance, in December 2009, a $75 per ton caustic soda price increase was announced.  We expect to begin realizing this price increase in caustic soda in the second quarter of 2010.

Winchester segment income of $68.6 million in 2009, which represented the highest level of segment income in at least the last two decades, improved 110% compared to the prior year segment income of $32.6 million.  Winchester continues to experience the above normal levels of demand that began around the November 2008 presidential election.  The increase in demand has been across the majority of Winchester’s product offerings, including rifle, pistol and rimfire ammunition.  On a volume basis, Winchester’s unit shipments increased 14% in 2009 compared to 2008, which was driven by the higher level of commercial sales.  Winchester’s results reflected the impact of increased volumes and higher selling prices, and lower commodity and other material costs.

Income from continuing operations before taxes for 2009 included $82.1 million of recoveries from third parties for environmental costs incurred and expensed in prior periods.

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

During the fourth quarter of 2009, we completed a conversion and expansion project at our St. Gabriel, LA facility and initiated production.  This project increased capacity at this location from 197,000 ECUs to 246,000 ECUs and will significantly reduce the site’s manufacturing costs.  Our capital spending included $69.6 million and $87.2 million for the St. Gabriel, LA facility conversion and expansion project in 2009 and 2008, respectively.

During the second and third quarters of 2009, a bill was introduced in the United States House of Representatives and the Senate, respectively, which, if enacted, would ban the production of chlor alkali products using mercury cell technology two years from the date it is enacted into law.  On October 21, 2009, the House of Representatives Committee on Energy and Commerce passed a bill that would require chlor alkali producers using mercury cell technology to make a decision by June 30, 2012 as to whether to shutdown or convert these facilities.  If the decision is to convert, the mercury cell plants would be required to be converted by June 30, 2015.  If the decision is not to convert, the plants would be required to be shutdown by June 30, 2013.  For this bill to become law it must be passed by the full House of Representatives and the full Senate.  No additional action has been taken on this bill since October in the House of Representatives and no action has yet been taken by the Senate on its bill.  We currently operate two facilities which utilize mercury cell technology totaling approximately 350,000 ECUs of capacity (approximately 18% of our capacity).  We are closely monitoring the progress of these bills, but it is too soon to estimate the likelihood of enactment, and therefore to determine what impact there will be on us and the chlor alkali industry.  We operate our mercury cell facilities in full compliance with all environmental rules and regulations.

2008 Year

In 2008, Chlor Alkali Products had record segment income of $328.3 million, an improvement of 38% compared with 2007.  This improvement reflects the combination of the full year contributions from the Pioneer acquisition of $72.7 million, including synergies, and improved pricing of $108.4 million.  These were partially offset by the effect from lower chlorine and caustic soda volumes of $46.7 million.  Operating rates in our Chlor Alkali Products business were 82% for 2008, which were negatively impacted during the fourth quarter of 2008 by lower levels of demand from all major customer groups, and by hurricane-related outages at our St. Gabriel, LA facility and our SunBelt joint venture during the third quarter of 2008.  In response to the low level of demand during the fourth quarter of 2008, we announced that the St. Gabriel, LA facility, which was shutdown for scheduled maintenance in late November 2008, would not resume operations until the current conversion and expansion project was completed.  The project was completed in the fourth quarter of 2009.  The St. Gabriel, LA facility represents approximately 10% of our chlorine and caustic soda capacity.

During the first three quarters of 2008, North American demand for caustic soda remained strong.  In addition, caustic soda supply was constrained by the weakness in chlorine demand, which caused operating rates to be reduced.  This created an imbalance between caustic soda supply and demand.  This imbalance, combined with increased freight and energy costs, resulted in our achieving record levels of caustic soda pricing.  During the fourth quarter of 2008, North American caustic soda demand weakened but less than the decline in chlorine demand.  This caused the caustic soda supply and demand imbalance to continue, which continued to support record levels of caustic soda prices.

On March 12, 2008, we announced that, in connection with our plans to streamline Chlor Alkali Products manufacturing operations in Canada in order to serve our customer base in a more cost effective manner, we would close the acquired Dalhousie, New Brunswick, Canada chlorine, caustic soda, sodium chlorate, and bleach operations.  We substantially completed the closure of the Dalhousie facility by June 30, 2008.  We expect to incur cash expenditures of $2.5 million associated with the shutdown, which were previously included in current liabilities on the Pioneer acquisition balance sheet.  We have paid $2.2 million of costs associated with this shutdown as of December 31, 2009.  This action is expected to generate $8 million to $10 million of annual pretax savings.

Winchester segment income was $32.6 million in 2008, which represented record earnings for the Winchester business, an increase of 23% compared with 2007.  Winchester’s results for 2008 reflected the combination of improved pricing and increased law enforcement volumes which more than offset higher commodity, material and manufacturing costs.

In 2008, other income (expense) included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.  On October 1, 2008, the issuer of these debt securities announced it would cease trading and appoint a receiver as a result of financial market turmoil.  The decline in the market value of the assets supporting these debt securities negatively impacted the liquidity of the issuer.  During the third quarter of 2008, we determined that these debt securities had no fair market value due to the actions taken by the issuer, turmoil in the financial markets, the lack of liquidity of the issuer, and the lack of trading in these debt securities.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit has been recognized for the impairment loss.

In 2008, the domestic defined benefit pension plan’s investment portfolio declined by approximately 1%.  The decline reflected the weakness in the domestic and international equity markets and increases in interest rate spreads, which reduced the value of certain corporate fixed income investments.  The 2008 pension plan’s investment performance reflects the actions taken in 2007 to reduce the defined benefit pension plan’s exposure to equity investments and increase its exposure to fixed income investments.  During the same period, interest rates on corporate bonds, used to determine the defined benefit pension plan’s liability discount rate, fluctuated dramatically during the year but ended comparable with the levels at December 31, 2007, which resulted in no change to the discount rate for 2008.  We recorded an after-tax charge of $99.4 million ($162.7 million pretax) to shareholders’ equity as of December 31, 2008 for our pension and other postretirement plans, which reduced the over funded position in our pension plan that existed at December 31, 2007.  This charge reflected the unfavorable performance on pension plan assets and the unchanged discount rate during 2008.

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

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to Global for $400 million, payable in cash.  The price received was subject to a customary working capital adjustment.  The sale was subject to Hart-Scott-Rodino Antitrust Improvement Act clearance, but not shareholder approval.  The transaction closed on November 19, 2007.  Based on the Metals assets held for sale, we recognized a pretax loss of $160.0 million partially offset by a $21.0 million income tax benefit, resulting in a net loss on disposal of discontinued operations of $139.0 million for 2007.  The loss on disposal of discontinued operations included a pension curtailment charge of $6.9 million, other postretirement benefits curtailment credit of $1.1 million and transaction fees of $24.6 million.   The final loss recognized related to this transaction did not change upon the final determination of the value of working capital in the business.  The loss on the disposal, which included transaction costs, reflected a book value of the Metals business of approximately $564 million and a tax basis of approximately $396 million.  The difference between the book and tax values of the business reflected primarily goodwill of $75.8 million and intangibles of $10.4 million.  Based on the final working capital adjustment, we received net cash proceeds from the transaction of $380.8 million, which was in addition to the $98.1 million of after-tax cash flow realized from the operation of Metals during 2007.

In April 2008, we and Global entered into binding arbitration regarding the final working capital adjustment.  The arbitration was concluded in 2009 and resulted in a payment of $20.6 million, which was consistent with the estimated working capital adjustment we anticipated from the transaction.

The Metals business was a reportable segment comprised of principal manufacturing facilities in East Alton, IL and Montpelier, OH.  Metals produced and distributed copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip.  Sales for the Metals business were $1,891.7 million for the period of our ownership in 2007.  The Metals business sales included commodity metal price changes that are primarily a pass-through.  Intersegment sales of $81.4 million for the period of our ownership in 2007, representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals sales.  In conjunction with the sale of the Metals business, Winchester agreed to purchase the majority of its ammunition cartridge case cups and copper-based strip requirements from Global under a multi-year agreement with pricing, terms, and conditions which approximate market.  The Metals business employed approximately 2,900 hourly and salaried employees.  The results of operations from the Metals business have been presented as discontinued operations for all periods presented.

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

Between August 2007 and December 2008, Chlor Alkali Products segment earnings included approximately $47 million of realized cost savings from integrating the Pioneer operations and our operations .  The ability to optimize freight costs has been a key synergy realized as part of the Pioneer acquisition.  In 2007 and 2008, we identified and implemented changes in ship-to and ship-from of both operations’ locations that have reduced annual chlorine ton miles shipped by approximately 5%.  The opportunity to rationalize selling and administration costs was also a significant cost savings realized as part of the Pioneer acquisition.   During the first quarter of 2008, the Pioneer corporate office in Houston was closed, the space was subleased, and all of those activities were consolidated into our existing functions and facilities.

Financing

In August 2007, we entered into a $35 million letter of credit facility to assume the various Pioneer letters of credit issued principally to support the acquisition of materials for the St. Gabriel, LA facility conversion and expansion project.

On October 29, 2007, we entered into a new $220 million five-year senior revolving credit facility, which replaced the $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding a new lending institution.  The new senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million through adding a maximum of two additional lending institutions each year.  Borrowing options and restrictive covenants are similar to those of our previous $160 million senior revolving credit facility.  The $240 million senior revolving credit facility includes a $110 million letter of credit subfacility which is in addition to the $35 million letter of credit facility.

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

On July 25, 2007, we established a $250 million, 364-day Accounts Receivable Facility, renewable annually for five years, which expires in July 2012.  As a result of the sale of Metals, the Accounts Receivable Facility was reduced from $250 million to $100 million.  In July 2008, the Accounts Receivable Facility was further reduced from $100 million to $75 million.  The $75 million Accounts Receivable Facility provides for the sale of our eligible trade receivables to a third party conduit through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  The Accounts Receivable Facility contains specific covenants relating to the ability of the lender to obtain or maintain a first priority lien on the receivables.  In addition, the Accounts Receivable Facility incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility.

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

Quarterly and annual average ECU netbacks, excluding SunBelt, for 2009, 2008 and 2007 were as follows, which includes Pioneer ECU netbacks subsequent to August 31, 2007:
	2009	2008	2007
First quarter	$765	$580	$500
Second quarter	585	590	510
Third quarter	375	660	550
Fourth quarter	425	740	555
Annual average	520	635	535

Beginning in late 2006, driven by reduced levels of chlorine demand and a series of planned and unplanned plant maintenance outages, chlor alkali plant operating rates for the industry were reduced.  While this allowed chlorine supply to stay balanced, it caused caustic soda demand, which did not experience a decline, to exceed supply.  This led to industry-wide caustic soda price increases.  During the first three quarters of 2008, North American demand for caustic soda remained strong.  However, caustic soda supply continued to be constrained by the weakness in chlorine demand, which caused operating rates to be reduced.  This resulted in a significant supply and demand imbalance for caustic soda in North America.  This imbalance, combined with increased freight and energy costs, resulted in our achieving record levels of caustic soda pricing.  During the fourth quarter of 2008, North American caustic soda demand weakened but less than the decline in chlorine demand.  This caused the caustic soda supply and demand imbalance to continue, which continued to support record levels of caustic soda prices.  The result was a record ECU netback, in our system, in the first quarter of 2009.

Our 2009 ECU netbacks of $520 were 18% lower than the 2008 netbacks of $635, reflecting the changes in the pricing dynamics in North America.  Beginning late in the fourth quarter of 2008 and continuing through 2009, demand for caustic soda weakened significantly, and fell below the demand for chlorine.  This created excess supply in North America, which has caused caustic soda prices to fall.  The over supply of caustic soda caused industry operating rates to be constrained, which resulted in chlorine price increase announcements of $300 per ton during the second quarter of 2009.  Caustic soda prices declined precipitously in the second quarter of 2009 and these declines continued into the third quarter of 2009.  During the third quarter of 2009, chlorine and caustic soda demand became more balanced eliminating the oversupply of caustic soda.  We began realizing increases in chlorine prices in the third quarter of 2009 with most of the improvement in the fourth quarter of 2009.  We believe that ECU netbacks, in our system, have bottomed out in the third quarter of 2009.  During the fourth quarter of 2009, as caustic soda demand improved, chlorine production declined due to seasonally weaker demand.  This resulted in a supply and demand imbalance for caustic soda in North America.  As a result of this imbalance, in December 2009, a $75 per ton caustic soda price increase was announced.  We expect to begin realizing this price increase in caustic soda in the second quarter of 2010.

PENSION AND POSTRETIREMENT BENEFITS

In October 2007, we announced that we were freezing our domestic defined benefit pension plan for salaried and certain non-bargained hourly employees.  Affected employees were eligible to accrue pension benefits through December 31, 2007, but are not accruing any additional benefits under the plan after that date.  Employee service after December 31, 2007 does count toward meeting the vesting requirements for such pension benefits and the eligibility requirements for commencing a pension benefit, but not toward the calculation of the pension benefit amount.  Compensation earned after December 31, 2007 similarly does not count toward the determination of the pension benefit amounts under the defined benefit pension plan.  In lieu of continuing pension benefit accruals for the affected employees under the pension plan, starting in 2008, we provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Freezing the domestic defined benefit pension plan for salaried and certain non-bargained hourly employees was accounted for as a curtailment under ASC 715, formerly SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits” (SFAS No. 88).  As a result of freezing the domestic defined benefit pension plan, we recorded a curtailment charge of $1.9 million for the defined benefit pension plan and a corresponding curtailment credit of $1.9 million for the non-qualified pension plan in 2007.

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715, formerly SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87) and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pension," (SFAS No. 106), respectively.  This model uses an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over a period of time.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  With the closure of our defined benefit pension plan to new entrants, the freezing of our domestic defined benefit pension plan for salaried and certain non-bargained hourly employees that became effective January 1, 2008 and the sale of the Metals business, substantially all defined benefit pension plan participants beginning in 2008 were inactive; therefore, actuarial gains and losses are now being amortized based upon the remaining life expectancy of the inactive plan participants rather than the future service period of the active participants, which was the amortization period used prior to 2008.  For the years ended December 31, 2009 and 2008, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years.

During the third quarter of 2006, the “Pension Protection Act of 2006”, amended by “The Worker, Retiree, and Employer Recovery Act,” during the fourth quarter of 2008, became law.  Among the stated objectives of the laws are the protection of both pension beneficiaries and the financial health of the PBGC.  To accomplish these objectives, the new laws require sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums.  The laws require defined benefit pension plans to be fully funded in 2011.  In September 2006, we made a voluntary pension plan contribution of $80.0 million and in May 2007, we made an additional $100.0 million voluntary contribution to our defined benefit pension plan.  During 2007, the asset allocation in the plan was adjusted to attempt to insulate the plan from discount rate risk and reduce the plan’s exposure to equity investments.  Based on the combination of these actions and favorable asset performance in 2006, 2007 and 2009 offset by the unfavorable performance on plan assets in 2008, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2010.  We do have a small Canadian defined benefit pension plan to which we made $4.5 million of contributions in 2009 and we anticipate approximately $4 million of contributions in 2010.  At December 31, 2009, the market value of assets in our defined benefit pension plans of $1,722.0 million exceeded the projected benefit obligation by $5.0 million.

Under ASC 715, formerly SFAS No. 158, we recorded an after-tax charge of $27.3 million ($41.7 million pretax) to shareholders’ equity as of December 31, 2009 for our pension and other postretirement plans.  This charge reflected a 50-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2009.  In 2008, we recorded an after-tax charge of $99.4 million ($162.7 million pretax) to shareholders’ equity as of December 31, 2008 for our pension and other postretirement plans.  This charge reflected the unfavorable performance on plan assets during 2008.  In 2007, we recorded a $138.3 million after-tax credit ($226.6 million pretax) to shareholders’ equity as of December 31, 2007 for our pension and other postretirement plans.  This credit reflected a 25-basis point increase in the plans’ discount rate, combined with an increase in the value of the plan assets from favorable plan performance and the $100.0 million contribution.  The non-cash credits or charges to shareholders’ equity do not affect our ability to borrow under our senior revolving credit agreement.

Components of net periodic benefit (income) costs were:
	Years ended December 31,
	2009	2008	2007
	($ in millions)
Pension benefits	$(16.7)	$(7.6)	$33.5
Other postretirement benefits	7.3	8.5	10.8

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

After giving effect to the changes in curtailment charges and credits, the decrease in 2008 net periodic pension expense from 2007 was due to the favorable impact of the $100 million voluntary contribution made in May 2007, the favorable 2007 investment returns, a 25-basis point increase in the liability discount rate in 2007, the impact of the plan freeze for salaried and certain non-bargained hourly employees that became effective January 1, 2008, and an increase in the amortization period for actuarial losses.

The service cost and the amortization of prior service cost components of pension expense related to employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  Therefore, the allocated portion of net periodic benefit costs for the Metals business of $7.9 million for the period of our ownership in 2007 was included in income from discontinued operations.  The portion of other postretirement benefit costs for the Metals business employees of $4.4 million for the period of our ownership in 2007 was also included in income from discontinued operations.

CONSOLIDATED RESULTS OF OPERATIONS
	Years ended December 31,
	2009	2008	2007
	($ in millions, except per share data)
Sales	$1,531.5	$1,764.5	$1,276.8
Cost of goods sold	1,222.7	1,377.2	1,035.5
Gross margin	308.8	387.3	241.3
Selling and administration	135.3	137.3	129.2
Other operating income	9.1	1.2	1.9
Operating income	182.6	251.2	114.0
Earnings of non-consolidated affiliates	37.7	39.4	46.0
Interest expense	11.6	13.3	22.1
Interest income	1.1	6.2	11.6
Other income (expense)	0.1	(26.0)	1.2
Income from continuing operations before taxes	209.9	257.5	150.7
Income tax provision	74.2	99.8	49.9
Income from continuing operations	135.7	157.7	100.8
Discontinued operations:
Income from discontinued operations, net	―	―	29.0
Loss on disposal of discontinued operations, net	―	―	(139.0)
Net income (loss)	$135.7	$157.7	$(9.2)
Basic income (loss) per common share:
Income from continuing operations	$1.74	$2.08	$1.36
Income from discontinued operations, net	―	―	0.39
Loss on disposal of discontinued operations, net	―	―	(1.87)
Net income (loss)	$1.74	$2.08	$(0.12)
Diluted income (loss) per common share:
Income from continuing operations	$1.73	$2.07	$1.36
Income from discontinued operations, net	―	―	0.39
Loss on disposal of discontinued operations, net	―	―	(1.87)
Net income (loss)	$1.73	$2.07	$(0.12)

2009 Compared to 2008

Our total sales for 2009 were $1,531.5 million compared to $1,764.5 million last year, a decrease of $233.0 million, or 13%.  Chlor Alkali Products’ sales decreased by $311.6 million, or 24%, primarily due to decreased shipment volumes and lower ECU prices.  Our ECU netbacks, excluding SunBelt, decreased 18% compared to last year.  Winchester sales increased by $78.6 million, or 16%, from 2008 primarily due to increased volumes.

Gross margin decreased $78.5 million, or 20%, from 2008, due to decreased Chlor Alkali gross margin resulting from lower volumes and decreased ECU netbacks, partially offset by improved Winchester gross margin resulting from higher volumes and lower commodity and other material costs.  The 2009 gross margin was positively impacted by recoveries from third parties for environmental costs incurred and expensed in prior periods of $82.1 million.  Gross margin as a percentage of sales decreased to 20% in 2009 from 22% in 2008.

Selling and administration expenses in 2009 decreased $2.0 million, or 1%, from 2008, primarily due to lower non-income taxes of $5.3 million, primarily due to a favorable resolution of a Canadian capital tax matter, lower recruiting and relocation charges of $4.3 million, and decreased management incentive compensation expense of $2.5 million, which includes mark-to-market adjustments on stock-based compensation, partially offset by a higher level of legal and legal-related settlement expenses of $3.6 million, which included costs for recovery actions for environmental costs previously incurred and expensed, a higher provision for doubtful customer accounts receivable of $2.6 million related to a deterioration in customer credit, increased consulting and professional fees of $2.3 million and higher salary and benefit costs of $1.6 million.  Selling and administration expenses as a percentage of sales were 9% in 2009 and 8% in 2008.

Other operating income in 2009 increased by $7.9 million from 2008.  Other operating income for 2009 included gains of $6.5 million on the disposition of property, plant, and equipment compared to a loss of $0.7 million for 2008.  The 2009 gains were primarily associated with sales of real estate and dispositions of assets associated with the St. Gabriel, LA facility conversion and expansion project.  Other operating income for 2009 also included a gain of $0.8 million for the sale of other assets.

The earnings of non-consolidated affiliates were $37.7 million for 2009, a decrease of $1.7 million from 2008, primarily due to lower ECU prices at SunBelt, partially offset by increased earnings at our bleach joint venture.

Interest expense decreased by $1.7 million, or 13%, in 2009 primarily due to an increase of $4.7 million in capitalized interest associated with our St. Gabriel, LA facility conversion and expansion project and a major maintenance capital project at our McIntosh, AL facility, partially offset by a higher level of outstanding debt.

Interest income decreased by $5.1 million, or 82%, in 2009 primarily due to lower short-term interest rates.

    The effective tax rate for 2009 included a $2.8 million reduction in expense primarily associated with the finalization of the 2008 income tax returns, which resulted in lower state tax expense, and a $3.2 million reduction in expense primarily associated with the expiration of statutes of limitation in domestic and foreign jurisdictions.  After giving consideration to these two items of $6.0 million, the effective tax rate for 2009 of 38.2%, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the utilization of certain state tax credits.  The effective tax rate for 2008 included expense of $10.4 million for a valuation allowance required against the deferred tax benefit resulting from the $26.6 million capital loss carryforward generated from the impairment of corporate debt securities.  The effective tax rate for 2008 also included a $2.1 million reduction in expense primarily associated with the finalization of the 2007 income tax returns, which resulted in an increased benefit for the domestic manufacturing deduction.  After giving consideration to these two items of $8.3 million, the effective tax rate for 2008 of 35.5% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the benefit of the domestic manufacturing deduction and the utilization of certain state tax credits.

2008 Compared to 2007

For 2008, total company sales were $1,764.5 million compared with $1,276.8 million in 2007, an increase of $487.7 million, or 38%.  Chlor Alkali Products sales increased by $430.3 million, or 51%, primarily due to the inclusion of a full year of Pioneer sales in 2008 compared with four months in 2007 and higher ECU prices.  The acquisition of Pioneer contributed to an increase in 2008 sales of $369.1 million compared to 2007.  Winchester sales increased by $57.4 million, or 13%, from 2007 primarily due to increased selling prices and improved law enforcement volumes.

Gross margin increased $146.0 million, or 61%, from 2007, as a result of improved Chlor Alkali Products gross margin, primarily due to the contribution from Pioneer, and improved Winchester gross margin from higher selling prices.  Gross margin was also positively impacted by decreased environmental costs in 2008 of $10.2 million primarily associated with a charge in 2007 related to costs at a former waste disposal site based on revised remediation estimates resulting from negotiations with a government agency and the reduction in defined benefit pension expense of $13.7 million, which was partially offset by an increase in defined contribution pension expense of $7.6 million.  Gross margin as a percentage of sales increased to 22% in 2008 from 19% in 2007.

Selling and administration expenses as a percentage of sales were 8% in 2008 and 10% in 2007.  Selling and administration expenses in 2008 were $8.1 million higher than 2007 primarily due to expenses associated with the acquired Pioneer operations, net of synergies of $10.5 million, a higher provision for doubtful customer accounts receivable of $3.0 million, increased stock-based compensation expense of $2.3 million, primarily resulting from mark-to-market adjustments, higher consulting costs of $1.3 million and increased salary and benefit costs of $1.4 million.  These increases were partially offset by decreased defined benefit pension expense of $12.1 million, offset by increased defined contribution pension expense of $1.0 million.

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

Other income (expense) for 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.

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

SEGMENT RESULTS

We define segment results as income (loss) from continuing operations before interest expense, interest income, other income (expense), and income taxes and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting” (ASC 280), formerly SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (SFAS No. 131), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results.  Our management considers SunBelt to be an integral component of the Chlor Alkali Products segment.  They are engaged in the same business activity as the segment, including joint or overlapping marketing, management, and manufacturing functions.

	Years ended December 31,
	2009	2008	2007
Sales:	($ in millions)
Chlor Alkali Products	$963.8	$1,275.4	$845.1
Winchester	567.7	489.1	431.7
Total sales	$1,531.5	$1,764.5	$1,276.8
Income from continuing operations before taxes
Chlor Alkali Products(1)	$125.4	$328.3	$237.3
Winchester	68.6	32.6	26.4
Corporate/Other:
Pension income (expense)(2)	22.3	14.8	(3.9)
Environmental income (expense)(3)	58.0	(27.7)	(37.9)
Other corporate and unallocated costs	(63.1)	(58.6)	(63.8)
Other operating income(4)	9.1	1.2	1.9
Interest expense(5)	(11.6)	(13.3)	(22.1)
Interest income	1.1	6.2	11.6
Other income (expense)(6)	0.1	(26.0)	1.2
Income from continuing operations before taxes	$209.9	$257.5	$150.7

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segment.  The earnings from non-consolidated affiliates were $37.7 million, $39.4 million, and $46.0 million for the years ended 2009, 2008 and 2007, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  All other components of pension costs are included in corporate/other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.  Pension income (expense) for the year ended December 31, 2008 included curtailment charges of $4.1 million associated with the transition of a portion of our East Alton, IL Winchester hourly workforce and our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

(3)
Environmental income (expense) in 2009 included $82.1 million of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental income (expense) is included in cost of goods sold in the consolidated statements of operations.

(4)
Other operating income for 2009 included a $3.7 million gain on the sale of land, a $1.2 million gain on the disposition of a former manufacturing facility and $1.6 million of gains on the disposal of assets primarily associated with the St. Gabriel, LA conversion and expansion project.

(5)	Interest expense was reduced by capitalized interest of $9.7 million, $5.0 million and $0.2 million for the years ended 2009, 2008 and 2007, respectively.

(6)
Other income (expense) in 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit has been recognized for the impairment loss.

Chlor Alkali Products

2009 Compared to 2008

Chlor Alkali Products’ sales for 2009 were $963.8 million compared to $1,275.4 million for 2008, a decrease of $311.6 million, or 24%.  The sales decrease was primarily due to lower chlorine and caustic soda volumes of 22%, and lower ECU pricing, which decreased 18% from 2008.  Volumes for bleach, which accounted for approximately 12% of Chlor Alkali Products’ sales, increased 17% compared to 2008.  Our ECU netbacks, excluding SunBelt, were approximately $520 compared to approximately $635 for 2008.  Freight costs included in the ECU netback increased 9% for 2009 compared to 2008.  Our operating rate for 2009 was 70%, compared to our operating rate of 82% for 2008.  The lower operating rate for 2009 was the result of lower caustic soda and chlorine demand.

Chlor Alkali posted segment income of $125.4 million for 2009 compared to $328.3 million for 2008, a decrease of $202.9 million, or 62%.  Chlor Alkali segment income was lower primarily due to lower ECU netbacks ($126.9 million), decreased volumes ($69.1 million), higher operating costs ($5.2 million), and lower earnings of non-consolidated affiliates ($1.7 million).  The lower earnings of non-consolidated affiliates primarily resulted from lower ECU prices at SunBelt, partially offset by increased earnings at our bleach joint venture.  The operating results from SunBelt included interest expense of $4.0 million and $4.4 million in 2009 and 2008, respectively, on the SunBelt Notes.

2008 Compared to 2007

Chlor Alkali Products’ sales for 2008 were $1,275.4 million compared to $845.1 million for 2007, an increase of $430.3 million, or 51%.  Pioneer sales for 2008 were $552.7 million compared to $183.6 million for the last four months of 2007, an increase of $369.1 million.  Chlor Alkali Products’ sales, excluding Pioneer, increased $61.2 million, or 9%.  The sales increase was due to increased ECU pricing, partially offset by lower volumes.  The combined Olin and Pioneer chlorine and caustic soda ECU netback, excluding SunBelt, increased 19% to approximately $635 for 2008 compared to approximately $535 in 2007, which included Pioneer for the last four months.  Freight costs included in the ECU netback increased 28% in 2008 compared to 2007.  The combined Olin and Pioneer operating rate for 2008 was 82%, compared to the operating rate of 92% in 2007.  The lower operating rate for 2008 was the result of lower chlorine demand and was also negatively affected by two hurricanes, which caused production and customer outages and disruptions to the transportation system.

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

Winchester

2009 Compared to 2008

Winchester sales were $567.7 million for 2009 compared to $489.1 million for 2008, an increase of $78.6 million, or 16%.  Sales of ammunition to domestic and international commercial customers increased $66.1 million.  Winchester continues to experience the above normal levels of demand that began around the November 2008 presidential election.  The increase in demand has been across the majority of Winchester’s product offerings, including rifle, pistol and rimfire ammunition.  Shipments to military customers also increased $20.3 million.  These increases were partially offset by lower shipments to industrial customers, who primarily supply the construction sector, of $7.8 million and decreased shipments to law enforcement agencies of $3.3 million.  On a volume basis, Winchester’s overall unit shipments increased 14%, which was driven by the higher level of commercial sales.

Winchester reported segment income of $68.6 million for 2009 compared to $32.6 million for 2008, an increase of $36.0 million, or 110%.  The increase was primarily due to the impact of increased volumes and higher selling prices ($24.7 million) and decreased commodity and other material costs partially offset by higher operating costs ($10.7 million).

2008 Compared to 2007

Sales were $489.1 million in 2008 compared to $431.7 million for 2007, an increase of $57.4 million, or 13%.  Sales of ammunition to domestic and international commercial customers increased $31.1 million.  Shipments to law enforcement agencies increased $19.4 million for 2008 compared to 2007.   Shipments to military customers increased $2.8 million.

Winchester reported segment income of $32.6 million for 2008 compared to $26.4 million for 2007, an increase of $6.2 million, or 23%.  The increase was due to the impact of higher selling prices and increased volumes to law enforcement agencies ($56.1 million), which were partially offset by increased commodity and other material costs and higher operating costs ($46.0 million) and lower volumes primarily with commercial customers ($6.7 million).  For 2008, the actual copper cost for Winchester increased by 11% compared to 2007, while the average price of lead increased 75% compared to 2007.  The Winchester business consumes approximately four times as much lead as it does copper, and the year-over-year increase in the actual lead cost equates to approximately $25 million of annual expense.

Corporate/Other

2009 Compared to 2008

For 2009, pension income included in corporate/other was $22.3 million compared to $14.8 million for 2008.  Pension income for 2008 included a curtailment charge of $4.1 million associated with the transition of a portion of our East Alton, IL Winchester hourly workforce and our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  On a total company basis, defined benefit pension income for 2009 was $16.7 million compared to $7.6 million for 2008.

Credits to income for environmental investigatory and remedial activities were $58.0 million for 2009, which includes $82.1 million of recoveries from third parties of costs incurred and expensed in prior periods.  Without these recoveries in 2009, charges to income for environmental investigatory and remedial activities would have been $24.1 million for 2009 compared with $27.7 million for 2008.  These charges relate primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2009, other corporate and unallocated costs were $63.1 million compared with $58.6 million in 2008, an increase of $4.5 million, or 8%.  The increase was primarily due to higher asset retirement obligation charges of $4.4 million, primarily related to increases in estimated costs for certain assets, increased legal and legal-related settlement expenses of $3.3 million, which included costs for recovery actions for environmental costs previously incurred and expensed, increased consulting and professional fees of $1.5 million and higher salary and benefit costs of $1.3 million, partially offset by lower non-income taxes of $5.1 million, primarily due to a favorable resolution of a Canadian capital tax matter, and decreased management incentive compensation costs of $1.1 million, which includes mark-to-market adjustments on stock-based compensation.

2008 Compared to 2007

For 2008, pension income included in corporate/other was $14.8 million compared to pension expense of $3.9 million for 2007.  The $18.7 million decrease in corporate pension expense was due to the combination of a 25-basis point increase in the liability discount rate in 2007, the $100 million voluntary contribution made to our defined benefit pension plan in May 2007, the favorable performance on plan assets in 2007, the benefits of the plan freeze for salary and certain non-bargained hourly employees, which became effective January 1, 2008, and the increase in the amortization period of actuarial losses.  These decreases were partially offset by curtailment charges of $4.1 million associated with the transition of a portion of our East Alton, IL Winchester hourly workforce and our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

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

Charges to income for environmental investigatory and remedial activities were $27.7 million for 2008, compared with $37.9 million in 2007.  This provision related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.  The decrease of $10.2 million was primarily due to a $7.9 million charge in 2007 related to costs at a former waste disposal site based on revised remediation estimates resulting from negotiations with a government agency.

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

2010 OUTLOOK

Net income in the first quarter of 2010 is projected to be in the $0.10 per diluted share range compared with $0.60 per diluted share in the first quarter of 2009.

In Chlor Alkali Products, the first quarter of 2010 segment earnings are expected to improve slightly compared to the fourth quarter of 2009 as we are anticipating some improvement in demand as compared to the fourth quarter of 2009.  We also expect the first quarter 2010 chlorine and caustic soda shipments to improve from the first quarter of 2009.  Chlor Alkali Products’ operating rates in the first quarter of 2010 are forecast to be in the low to mid 70% range, which is an improvement from both the fourth quarter of 2009 level of 70% and the first quarter of 2009 level of 65%.  Fourth quarter 2009 ECU netbacks were approximately $425, which was an improvement from the approximately $375 experienced in the third quarter of 2009.  First quarter 2010 ECU netbacks are anticipated to be comparable to the fourth quarter of 2009.  The first quarter of 2009 ECU netback was a record, in our system, of approximately $765.  We believe that ECU netbacks, in our system, bottomed out in the third quarter of 2009.  In December 2009, a $75 per ton caustic soda price increase was announced.  We expect to begin realizing this price increase in caustic soda in the second quarter of 2010.

Winchester first quarter 2010 segment earnings are expected to be similar to the first quarter of 2009 segment earnings of $17.0 million as higher than normal levels of demand are expected to continue in the first quarter of 2010.  During the first quarter of 2010, Winchester announced price increases to be effective at the end of the first quarter of 2010.  Similar increases were announced by Winchester’s major competitors.  These increases are in reaction to the escalation in the prices of both copper and lead.

Winchester continues to experience the above normal levels of demand that began around the November 2008 presidential election.  The increase in demand has been across the majority of Winchester’s product offerings, including rifle, pistol and rimfire ammunition.  Additionally, we believe there is an industry-wide lack of ammunition inventory in the customer supply chain system.  Winchester anticipates that higher than normal levels of demand will continue past the first quarter of 2010.

Without the 2009 recoveries of $82.1 million of environmental costs incurred and expensed in prior periods, we anticipate that 2010 charges for environmental investigatory and remedial activities will be 10% to 20% greater than the 2009 level of $24.1 million.  As we look beyond 2009, we do not believe that there will be meaningful additional recoveries of environmental costs incurred and expensed in prior periods.

In 2010, we expect defined benefit pension income will be similar to the 2009 level.  Based on the December 31, 2009 funding status, we will not be required to make any cash contributions to our domestic defined benefit pension plan in 2010, and we also believe it is unlikely we will be required to make any contributions in 2011.  We do have a small Canadian defined benefit pension plan to which we made $4.5 million of contributions in 2009 and we anticipate approximately $4 million of contributions in 2010.

We believe the 2010 effective tax rate will be in the 37% to 38% range, before discrete items.  During periods of low earnings, our effective tax rate can be significantly impacted by permanent tax deduction items, return to provision adjustments, changes in tax contingencies and valuation allowances, and tax credits.

In 2010, we expect our capital spending to be in the $70 million to $80 million range, which includes bleach manufacturing and shipping by railroad expansion projects at three of our chlor alkali facilities.  This anticipated 2010 capital spending compares with the 2009 capital spending of $137.9 million.  We are also actively developing a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.  During 2010, we expect to initiate a $15 million to $20 million capital project to construct a low salt, high strength bleach facility to be co-located at one of our existing chlor alkali facilities.  Additional investments in low salt, high strength bleach could follow in future years.  As a result of the capitalization of the St. Gabriel, LA conversion and expansion project in late 2009, we expect 2010 depreciation expense to be approximately $90 million.

ENVIRONMENTAL MATTERS
	Years ended December 31,
	2009	2008	2007
Cash (receipts) outlays:	($ in millions)
Remedial and investigatory spending (charged to reserve)	$19.0	$23.7	$29.4
Recoveries from third parties	(82.1)	―	―
Capital spending	2.9	5.2	2.2
Plant operations (charged to cost of goods sold)	24.4	22.8	14.2
Total cash (receipts) outlays	$(35.8)	$51.7	$45.8

	December 31,
	2009	2008	2007
Reserve for environmental liabilities:	($ in millions)
Beginning balance	$158.9	$155.6	$90.8
Charges to income	24.1	27.7	37.9
Remedial and investigatory spending	(19.0)	(23.7)	(29.4)
Pioneer acquired liabilities	―	2.1	55.4
Currency translation adjustments	2.1	(2.8)	0.9
Ending balance	$166.1	$158.9	$155.6

Total environmental-related cash outlays in 2009 decreased compared to 2008 and 2007 due to the recoveries from third parties of costs incurred and expensed in prior periods.  Remedial and investigatory spending was lower in 2009 than 2008 due to reduced spending at two former Pioneer sites and principally completing an expansive investigation at a former manufacturing site in 2009 partially offset by spending in 2009 to complete remedial action at a site.  Remedial and investigatory spending was lower in 2008 than 2007 due to an expansive investigation at a former manufacturing site and the implementation of remedial actions at five other sites in 2007.  Total environmental-related cash outlays for 2010 are estimated to be approximately $63 million, of which $35 million is expected to be spent on investigatory and remedial efforts, $3 million on capital projects and $25 million on normal plant operations.  Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.4 million at December 31, 2009.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges or credits to income for investigatory and remedial efforts were material to operating results in 2009, 2008 and 2007 and may be material to operating results in future years.

Environmental provisions (credited) charged to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2009	2008	2007
	($ in millions)
Charges to income	$24.1	$27.7	$37.9
Recoveries from third parties of costs incurred and expensed in prior periods	(82.1)	―	―
Total environmental (income) expense	$(58.0)	$27.7	$37.9

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Our total estimated environmental liability at the end of 2009, was attributable to 68 sites, 16 of which were USEPA National Priority List (NPL) sites.  Ten sites accounted for 79% of our environmental liability and, of the remaining 58 sites, no one site accounted for more than 2% of our environmental liability.  At one of these ten sites a remedial action plan is being implemented.  At five of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At one of these ten sites, part of the site is subject to a remedial investigation, part to a remedial action plan, and another part is in the long-term OM&M stage.  At two sites, part of the site is subject to a remedial action plan and part of the site to long-term OM&M.  The one remaining site is in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2009 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $166.1 million at December 31, 2009, and $158.9 million at December 31, 2008, of which $131.1 million and $123.9 million, respectively, were classified as other noncurrent liabilities.   Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $166.1 million included on our consolidated balance sheet at December 31, 2009 for future environmental expenditures, we currently expect to utilize $98.7 million of the reserve for future environmental expenditures over the next 5 years, $20.2 million for expenditures 6 to 10 years in the future, and $47.2 million for expenditures beyond 10 years in the future.  These estimates are subject to a number of risks and uncertainties, as described in Item 1A “Risk Factors—Environmental Costs.”

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $50 million to $70 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2009, we estimate we may have additional contingent environmental liabilities of $50 million in addition to the amounts for which we have already recorded as a reserve.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site.  There exists the possibility of recovering a portion of these costs from other parties.  We account for gain contingencies in accordance with the provisions of ASC 450 “Contingencies” (ASC 450), formerly SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5), and therefore do not record gain contingencies and recognize income until it is earned and realizable.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data
	Years ended December 31,
	2009	2008		2007
Provided by (used for)	($ in millions)
Qualified pension plan contributions	$(4.5)	$	―	$(102.4)
Cash provided by continuing operations	200.2		115.6	98.8
Cash provided by discontinued operations	―		―	105.4
Net operating activities	200.2		115.6	204.2
Capital expenditures	(137.9)		(180.3)	(76.1)
Business acquired through purchase acquisition	―		―	(426.1)
Cash acquired through business acquisition	―		―	126.4
Proceeds from sale of a business	―		―	380.8
Net investing activities	(87.7)		(156.0)	90.1
Long-term debt borrowings (repayments), net	150.3		(11.3)	(145.7)
Net financing activities	99.5		(19.1)	(188.1)

Operating Activities

For 2009, cash provided by operating activities increased by $84.6 million from 2008 primarily due to a smaller increase in working capital than the prior year.  In 2009, working capital increased $22.6 million compared with an increase of $97.8 million in 2008.  Receivables decreased from December 31, 2008 by $29.7 million, primarily due to lower sales.  Our days sales outstanding was consistent with prior year.  Accounts payable and accrued liabilities decreased from December 31, 2008 by $43.5 million, primarily as a result of the timing of payments and a $20.6 million payment for the final settlement of working capital on the sale of the Metals business, which was consistent with the estimated working capital adjustment we anticipated from the transaction.  The 2009 cash from operations was also affected by a $57.9 million decrease in cash tax payments.  In 2009, we made contributions to our foreign defined benefit pension plan of $4.5 million.

For 2008, cash provided by operating activities from continuing operations increased by $16.8 million from 2007 primarily due to the $100 million voluntary contribution to our domestic defined benefit pension plan made in 2007 and higher earnings in 2008, mostly offset by increased working capital.  In 2008, working capital increased $97.8 million compared with a decrease of $47.3 million in 2007.  Receivables increased from December 31, 2007 by $9.5 million, as a result of increased selling prices in both our Chlor Alkali and Winchester businesses and improved volumes at Winchester partially offset by lower December 2008 chlorine and caustic soda volumes compared with 2007.  Our days sales outstanding decreased by approximately two days from 2007.  Inventories increased from December 31, 2007 by $25.0 million primarily due to increased ammunition inventories and higher raw material costs in Winchester.  Accounts payable and accrued liabilities decreased from December 31, 2007 by $66.1 million, primarily as a result of payments of retained Metals liabilities.  The 2008 cash from operations was also affected by a $24.6 million increase in cash tax payments.

Capital Expenditures

Capital spending was $137.9 million, $180.3 million, and $76.1 million in 2009, 2008 and 2007, respectively.  Capital spending in 2009 included $69.6 million for the St. Gabriel, LA facility conversion and expansion project and also increased investments in our bleach operations.  The increase in 2008 was primarily due to spending of $87.2 million for the St. Gabriel, LA facility conversion and expansion project and increased spending for a major maintenance capital project at our McIntosh, AL facility.  Capital spending in 2007 included $9.1 million for the St. Gabriel, LA facility conversion and expansion project and also spending required to increase bleach capacity in our Chlor Alkali Products operations.  Capital spending was 196%, 265%, and 161% of depreciation in 2009, 2008 and 2007, respectively.

In 2010, we expect our capital spending to be in the $70 million to $80 million range, which includes bleach manufacturing and shipping by railroad expansion projects at three of our Chlor Alkali facilities.  We are also actively developing a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.  During 2010, we expect to initiate a $15 million to $20 million capital project to construct a low salt, high strength bleach facility to be co-located at one of our existing chlor alkali facilities.

During the first quarter of 2007, we entered into a sale/leaseback transaction for chlorine railcars that were acquired in 2005 and 2006.  This transaction reduced our fixed assets by approximately $16.0 million.

Investing Activities

On August 31, 2007, we acquired Pioneer and paid cash of $426.1 million.  We also acquired cash of $126.4 million with the Pioneer acquisition.

On November 19, 2007, we completed the sale of the Metals business to Global.  We received net proceeds from the sale of $380.8 million.

During 2007, we sold $50.0 million of short-term investments in corporate debt securities, which were purchased during 2006.

On January 31, 2007, we entered into a sale/leaseback agreement for chlorine railcars in our Chlor Alkali Products segment that were acquired in 2005 and 2006.  We received proceeds from the sale of $14.8 million.

The 2009, 2008 and 2007 distributions from affiliated companies, net, represented primarily our share of the SunBelt joint venture’s operating results, net of cash payments to the affiliates.  Also, included in 2007 was our purchase for cash of $11.6 million for an equity interest in a limited liability company that owns a bleach and related chemical manufacturing facility (bleach joint venture).

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

In March 2008, we repaid industrial development and environmental improvement tax exempt bonds, which matured totaling $7.7 million that were issued through the parish of Calcasieu, LA and the town of McIntosh, AL.  In January 2008, we repaid the remaining $2.1 million of the 2.75% Convertible Senior Subordinated Notes due 2027 (Convertible Notes) acquired from Pioneer.

During 2007, $117.9 million of the Convertible Notes issued by Pioneer and the related $25.8 million premium were repaid using drawings from our Accounts Receivable Facility and cash.

During 2009, 2008 and 2007, we issued 1,260,693; 947,643; and 836,131 shares of common stock, respectively, with a total value of $16.9 million, $18.1 million and $15.5 million, respectively, to the Olin CEOP.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.

The percent of total debt to total capitalization increased to 32.6% at December 31, 2009, from 26.4% at year-end 2008 and 28.1% at year-end 2007.  The 2009 increase from 2008 was due primarily to the higher level of long-term debt at December 31, 2009 resulting from the issuance of the 2019 Notes in August 2009, partially offset by higher shareholders’ equity resulting from the net income for the year ended December 31, 2009.  The 2008 decrease from 2007 was due primarily to a lower level of outstanding debt resulting from repayments and the higher shareholders’ equity resulting from net income offset by the non-cash charge for our pension and other postretirement plans.

Dividends per common share were $0.80 in 2009, 2008 and 2007.  Total dividends paid on common stock amounted to $62.5 million, $60.6 million and $59.2 million in 2009, 2008 and 2007, respectively.

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

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as the vinyls, urethanes, bleach, ammunition and pulp and paper.  The seasonality of the ammunition business, which is typically driven by the fall hunting season, and the seasonality of the vinyls and bleach businesses, which are stronger in periods of warmer weather, typically cause working capital to fluctuate between $50 million to $100 million over the course of the year.  Cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic, resulting in the chlor alkali business having significant leverage on our earnings.  For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $17 million annual change in our revenues and pretax profit when we are operating at full capacity.

For 2009, cash provided by operating activities increased by $84.6 million from 2008 primarily due to a smaller increase in working capital than the prior year.  In 2009, working capital increased $22.6 million compared with an increase of $97.8 million in 2008.  Receivables decreased from December 31, 2008 by $29.7 million, primarily due to lower sales.  Our days sales outstanding was consistent with prior year.  Accounts payable and accrued liabilities decreased from December 31, 2008 by $43.5 million, primarily as a result of the timing of payments and a $20.6 million payment for the final settlement of working capital on the sale of the Metals business, which was consistent with the estimated working capital adjustment we anticipated from the transaction.  The 2009 cash from operations was also affected by a $57.9 million decrease in cash tax payments.  In 2009, we made contributions to our foreign defined benefit pension plan of $4.5 million.

Capital spending was $137.9 million, $180.3 million, and $76.1 million in 2009, 2008 and 2007, respectively.  Capital spending in 2009 included $69.6 million for the St. Gabriel, LA facility conversion and expansion project and also increased investments in our bleach operations.  The increase in 2008 was primarily due to spending of $87.2 million for the St. Gabriel, LA facility conversion and expansion project and increased spending for a major maintenance capital project at our McIntosh, AL facility.  Capital spending in 2007 included $9.1 million for the St. Gabriel, LA facility conversion and expansion project and also spending required to increase bleach capacity in our Chlor Alkali Products operations.  Capital spending was 196%, 265%, and 161% of depreciation in 2009, 2008 and 2007, respectively.

The cash increase of $212.0 million for 2009, reflects the cash proceeds from the $150.0 million of 2019 Notes issued in August 2009, and the receipt of the majority of the proceeds from the recoveries of environmental costs incurred and expensed in prior periods, offset by both the normal seasonal growth in working capital, one-time items mentioned above, and capital spending associated with the conversion and expansion project at our St. Gabriel, LA facility.  Based on these factors, we believe the December 31, 2009 cash balance of $458.5 million, and the availability of approximately $294.6 million of liquidity from our senior revolving credit facility and our Accounts Receivable Facility is sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

Since 2006, we held corporate debt securities with a par value of $26.6 million.  On October 1, 2008, the issuer of these debt securities announced it would cease trading and appoint a receiver as a result of financial market turmoil.  The decline in the market value of the assets supporting these debt securities negatively impacted the liquidity of the issuer.  We determined that these debt securities had no fair market value due to the actions taken by the issuer, turmoil in the financial markets, the lack of liquidity of the issuer, and the lack of trading in these debt securities.  Because of the unlikelihood that these debt securities would recover in value, we recorded an after-tax impairment loss of $26.6 million in other income (expense) in the third quarter of 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit has been recognized for the impairment loss.

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

On October 29, 2007, we entered into a new $220 million five-year senior revolving credit facility, which replaced the $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding an additional lending institution.  The new senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million through adding a maximum of two additional lending institutions each year.  At December 31, 2009, we had $219.6 million available under this senior revolving credit facility, because we had issued $20.4 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2009 and 2008, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2009, there were no covenants or other restrictions that limited our ability to borrow.

At December 31, 2009, we had letters of credit of $46.7 million outstanding, of which $20.4 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have a $35 million letter of credit facility.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, certain workers compensation insurance policies, and plant closure and post-closure obligations.

We have a $75 million, 364-day Accounts Receivable Facility, renewable annually for five years, which expires in July 2012.  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to a third party conduit through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  As of December 31, 2009, we had nothing drawn under the Accounts Receivable Facility.  At December 31, 2009, we had $75 million available under the Accounts Receivable Facility based on eligible trade receivables.  The Accounts Receivable Facility contains specific covenants relating to the ability of the lender to obtain or maintain a first priority lien on the receivables.  In addition, the Accounts Receivable Facility incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility.

Our current debt structure is used to fund our business operations.  As of December 31, 2009, we had long-term borrowings of $398.4 million of which $4.7 million was at variable rates.  Annual maturities of long-term debt are none in 2010, $80.5 million in 2011, none in 2012, $11.4 million in 2013, $1.8 million in 2014 and a total of $304.7 million thereafter.  Commitments from banks under our senior revolving credit facility and Accounts Receivable Facility are additional sources of liquidity.

We have entered into interest rate swaps on $26.6 million of our underlying fixed-rate debt obligations whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings.  Accordingly, the swap agreements have been recorded at their fair market value of $1.4 million and are included in other assets on the accompanying consolidated balance sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the swaps met the criteria to qualify for hedge accounting treatment with no ineffectiveness.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 9.125% senior notes due in 2011 (2011 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of December 31, 2009, $5.5 million of this gain was included in long-term borrowings.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

In conjunction with the St. Gabriel conversion and expansion project, we entered into a twenty-year brine and pipeline supply agreement with PetroLogistics Olefins, LLC (PetroLogistics).  PetroLogistics installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility.  Beginning November 2009, we are obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also have a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  After the first five-year period, the contract contains a buy out provision exercisable by us for $12.0 million.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc.  Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide.  Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us.  The price for the sulfur dioxide is fixed over the life of the contract and, under the terms of the contract, we are obligated to make a monthly payment of $0.2 million regardless of the amount of sulfur dioxide purchased.  Commitments related to this agreement are $2.4 million per year for 2010 and 2011 and $0.6 million in 2012.  This supply agreement expires in 2012.

We and our partner, PolyOne, own equally SunBelt.  Oxy Vinyls is required to purchase 250 thousand tons of chlorine based on a formula related to its market price.  Prior to July 2007, PolyOne had an ownership interest in Oxy Vinyls.  We market the excess chlorine and all of the caustic soda produced.  The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017.  SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum payable semiannually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  After the payment of $6.1 million on the Series O Notes in December 2009, our guarantee of these notes was $48.8 million.  In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes.  In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Excluding our guarantee of the SunBelt Notes described above, our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations	$398.4	$	―	$80.5	$13.2	$304.7
Interest payments under debt obligations and interest rate swap agreements(a)	194.7		26.9	49.5	44.0	74.3
Contingent tax liability (FIN 48)	51.1		11.4	12.0	2.9	24.8
Qualified pension plan contributions(b)	4.0		4.0	―	―	―
Non-qualified pension plan payments	60.4		4.2	14.4	7.8	34.0
Postretirement benefit payments	74.0		7.9	13.5	11.0	41.6
Off-Balance Sheet Commitments:
Noncancelable operating leases	210.7		37.0	62.4	45.5	65.8
Purchasing commitments:
Raw materials	79.1		47.6	12.4	7.1	12.0
Utilities	1.2		1.0	0.1	0.1	―
Total	$1,073.6		$140.0	$244.8	$131.6	$557.2

(a)
For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2009 and that there are no changes in the rates from those in effect at December 31, 2009 which ranged from 0.3% to 9.125%.

(b)
These amounts are only estimated payments assuming an annual expected rate of return on pension plan assets of 8.5%, and a discount rate on pension plan obligations of 5.75%.  These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated.  Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year.  As a result of the asset allocation adjustment, the favorable asset performance in 2006, 2007 and 2009, the $100.0 million and $80.0 million voluntary contributions made in 2007 and 2006, respectively, and the benefits from the plan freeze, offset by the unfavorable performance on plan assets in 2008, based on the current funding requirements, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2010.  We do have a small Canadian defined benefit pension plan to which we made $4.5 million of contributions in 2009 and we anticipate approximately $4.0 million of contributions in 2010.  See discussion on “Pension Protection Act of 2006” amended by “The Worker, Retiree, and Employer Recovery Act” in “Pension Plans” in the notes to the consolidated financial statements.

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

We have several defined benefit and defined contribution pension plans, as described in the “Pension Plans” note in the notes to consolidated financial statements.  We fund the defined benefit pension plans based on the minimum amounts required by law plus such amounts we deem appropriate.  We have postretirement healthcare plans that provide health and life insurance benefits to certain retired employees and their beneficiaries, as described in the "Postretirement Benefits" note in the notes to consolidated financial statements.  These other postretirement plans are not pre-funded and expenses are paid by us as incurred.

We also have standby letters of credit of $46.7 million of which $20.4 million have been issued through our senior revolving credit facility.  At December 31, 2009, we had $219.6 million available under our senior revolving credit facility.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Goodwill

Goodwill is not amortized, but is reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Circumstances that could trigger an impairment test include but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount.  We define reporting units at the business segment level or one level below the business segment, which for our Chlor Alkali Products segment are the U.S. operations and Canadian operations.  For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.

We use a discounted cash flow approach to develop the estimated fair value of a reporting unit.  Management judgment is required in developing the assumptions for the discounted cash flow model.  We also corroborate our discounted cash flow analysis by evaluating a market-based approach that considers earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a representative sample of comparable public companies in the chemical industry.  An impairment would be recorded if the carrying amount exceeded the estimated fair value.  No impairment charges were recorded for 2009, 2008 or 2007.

The discount rate, profitability assumptions, terminal growth rate and cyclical nature of our chlor alkali business are the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflects a weighted-average cost of capital, which is calculated based on observable market data.  Some of these data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as the equity risk premium) are based upon market data over time for a peer group of companies in the chemical manufacturing industry with a market capitalization premium added, as applicable.

The discounted cash flow analysis requires estimates, assumptions and judgments about future events.  Our analysis uses our internally generated long-range plan.  Our discounted cash flow analysis uses the assumptions in our long-range plan about terminal growth rates, forecasted capital expenditures, and changes in future working capital requirements to determine the implied fair value of each reporting unit.  The long-range plan reflects management judgment, supplemented by independent chemical industry analyses which provide multi-year chlor alkali industry operating and pricing forecasts.

We believe the assumptions used in our discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit.  However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing during the fourth quarter of 2009, will prove to be an accurate prediction of the future.  In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit.  In all cases, the estimated fair value of the reporting units exceeded the carrying value of the reporting units by a substantial amount.  We also applied a hypothetical decrease of 100-basis points in our terminal growth rate or an increase of 100-basis points in our weighted-average cost of capital to test the fair value calculation.  The estimated fair value of the reporting units derived in these calculations also exceeded our book value by a substantial amount for each of our reporting units.  If our assumptions regarding forecasted sales or gross margins are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Environmental

Accruals (charges to income) for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies.  These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessments and remediation efforts progress or additional technical or legal information becomes available.  Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.  Environmental costs and recoveries are included in costs of goods sold.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715, formerly SFAS No. 87 and SFAS No. 106, respectively.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  With the closure of our defined benefit pension plan to new entrants, the freezing of our domestic defined benefit pension plan for salaried and certain non-bargained hourly employees that became effective January 1, 2008 and the sale of the Metals business, substantially all defined benefit pension plan participants beginning in 2008 were inactive; therefore, actuarial gains and losses are now being amortized based upon the remaining life expectancy of the inactive plan participants rather than the future service period of the active participants, which was the amortization period used prior to 2008.  For the year ended December 31, 2007, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years; compared to the average remaining service lives of the active employees in the defined benefit pension plan of 10.7 years.  The increase in the amortization period of actuarial losses had the effect of increasing 2008 defined benefit pension income compared to 2007.  For the years ended December 31, 2009 and 2008, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years.

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

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have decreased or increased, respectively, the 2009 defined benefit pension plan income by approximately $15.6 million.  Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2009 and the projected benefit obligation as of December 31, 2009 would have decreased pension income by $1.4 million and increased the projected benefit obligation by $82.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2009 and the projected benefit obligation as of December 31, 2009 would have increased pension income by $2.7 million and decreased the projected benefit obligation by $83.0 million.  For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans” and “Postretirement Benefits” in the notes to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06 “Improving Disclosures About Fair Value Measurements” (ASU 2010-06), which amends ASC 820 “Fair Value Measurements and Disclosures” (ASC 820).  This update adds new fair value disclosure requirements about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  This update expands disclosures on valuation techniques and inputs used to measure fair value.  This update is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010.  We will adopt the provisions of ASU 2010-06 in 2010, except for the requirement to provide the additional Level 3 activity, which will be adopted in 2011.  This update will require additional disclosure in our first quarter 2010 condensed financial statements.  The adoption of this update will not have a material effect on our consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” (the Codification), which was incorporated into ASC 105 “Generally Accepted Accounting Principles” (ASC 105).  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that takes accounting pronouncements and organizes them by approximately 90 accounting topics.  The Codification was effective for interim and fiscal years ending after September 15, 2009.  We adopted the Codification on July 1, 2009.  The adoption of this statement did not have a material effect on our consolidated financial statements but changed our reference to generally accepted accounting principles beginning in the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166), which was incorporated into ASC 860 “Transfers and Servicing” (ASC 860) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167), which was incorporated into ASC 810 “Consolidation” (ASC 810).  These statements changed the way entities account for securitizations and special-purpose entities.  The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  Both of these statements are effective for fiscal years beginning after November 15, 2009.  The adoption of these statements will not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), which was incorporated into ASC 855 “Subsequent Events” (ASC 855).  ASC 855 provides guidance on management’s assessment of subsequent events.  The statement is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, “Subsequent Events,” with some modifications.  This statement became effective for us on June 15, 2009.  The adoption of this statement did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued three Staff Positions (FSP) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (SFAS No. 157-4) provided guidelines for making fair value measurements more consistent with the principles presented in ASC 820.  FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS No. 107-1 and APB 28-1), which were incorporated into ASC 825 “Financial Instruments” (ASC 825), enhanced consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (SFAS No. 115-2 and SFAS No. 124-2), which were incorporated into ASC 320 “Investments – Debt and Equity Securities” (ASC 320), provided additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

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

These positions became effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted.  We adopted these positions as of March 31, 2009.  The adoption of these positions did not have a material effect on our consolidated financial statements.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (SFAS No. 132R-1), an amendment of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” (SFAS No. 132R), which were both incorporated into ASC 715.  This position required more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  This position became effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this position were not required for earlier periods that are presented for comparative purposes.  The adoption of this statement did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS No. 161), an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133), which were both incorporated into ASC 815 “Derivatives and Hedging” (ASC 815).  The statement required enhanced disclosures that expand the previous disclosure requirements about an entity’s derivative instruments and hedging activities.  It required more robust qualitative disclosures and expanded quantitative disclosures.  This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We adopted the provisions of this statement on January 1, 2009, which required additional disclosure in our 2009 financial statements.  The adoption of this statement did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (SFAS No. 141R), which was incorporated into ASC 805 “Business Combinations” (ASC 805).  This statement required the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, established the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and required additional disclosures by the acquirer.  Under this statement, all business combinations are accounted for by applying the acquisition method.  This statement became effective for us on January 1, 2009.  Earlier application was prohibited.  The effect of the adoption of this statement on our consolidated financial statements will be on adjustments made to pre-acquisition Pioneer income tax contingencies, which will no longer be reflected as an adjustment to goodwill but recognized through income tax expense.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS No. 160), which was incorporated into ASC 810.  This statement required noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The statement applied to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  This statement became effective for us on January 1, 2009.  Earlier application was prohibited.  This statement was applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide additional required disclosures.  The adoption of this statement did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157), which was incorporated into ASC 820.  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value.  This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis was delayed by one year.  Nonfinancial assets and nonfinancial liabilities that were impacted by this deferral included assets and liabilities initially measured at fair value in a business combination, and intangible assets and goodwill tested annually for impairment.  We adopted the provisions of this statement related to financial assets and financial liabilities on January 1, 2008, which required additional disclosure in our financial statements.  The partial adoption of this statement did not have a material impact on our consolidated financial statements.  We adopted the remaining provisions of this statement related to nonfinancial assets and nonfinancial liabilities on January 1, 2009.  The adoption of the remaining provisions of this statement did not have a material impact on our consolidated financial statements.

DERIVATIVE FINANCIAL INSTRUMENTS

ASC 815, formerly SFAS No. 133, required an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge.  For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings.  For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive loss until the hedged item is recognized in earnings.  Ineffective portions are recognized currently in earnings.  Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.  All derivatives recognized in earnings impact the expense line item on our consolidated statement of operations that is consistent with the nature of the underlying hedged item.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).  All of the currency derivatives expire within two years and are for United States dollar equivalents.  At December 31, 2009, we had forward contracts to sell foreign currencies with a fair value of $0.3 million and forward contracts to buy foreign currencies with a fair value of $1.7 million.  At December 31, 2008, we had no forward contracts to buy or to sell foreign currencies.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in our manufacturing process.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive loss until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.  Losses on settled futures contracts were $20.4 million, ($12.5 million, net of taxes) and $8.1 million, ($5.0 million, net of taxes) in 2009 and 2008, respectively, which were included in cost of goods sold.  Gains on settled futures contracts were $23.4 million, ($14.3 million, net of taxes), in 2007, which were included in cost of goods sold.  At December 31, 2009, we had open positions in futures contracts through 2013 totaling $61.4 million (2008—$84.0 million).  If all open futures contracts had been settled on December 31, 2009, we would have recognized a pretax gain of $18.7 million.

At December 31, 2009, accumulated other comprehensive loss included a gain, net of taxes, in fair value on commodity forward contracts of $11.6 million.  If commodity prices were to remain at the levels they were at December 31, 2009, approximately $7.7 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on commodity prices when the forecasted transactions occur.  At December 31, 2008, accumulated other comprehensive loss included a loss, net of taxes, in fair value on commodity forward contracts of $25.0 million.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of December 31, 2009 and December 31, 2008, the total notional amount of our interest rate swaps designated as fair value hedges were $26.6 million and $101.6 million, respectively.

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

The fair value of our derivative asset and liability balances were:
	December 31,
	2009	2008
	($ in millions)
Other current assets	$17.5	$	―
Other assets	7.4		11.3
Total derivative asset	$24.9		$11.3
Accrued liabilities	$0.1		$40.9
Other liabilities	0.9		―
Long-term debt	6.9		11.3
Total derivative liability	$7.9		$52.2

The ineffective portion of changes in fair value resulted in $0.1 million, zero and $(0.1) million credited (charged) to earnings for the years ended December 31, 2009, 2008 and 2007, respectively.

Our foreign currency forward contracts, certain commodity derivatives, and our $75 million fixed and variable interest rate swaps did not meet the criteria to qualify for hedge accounting.  The effect on operating results of items not qualifying for hedge accounting was a charge of $2.7 million for 2009 and zero for 2008 and 2007.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of December 31, 2009, we maintained open positions on futures contracts totaling $61.4 million ($84.0 million at December 31, 2008).  Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, we would experience a $6.1 million ($8.4 million at December 31, 2008) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility and our Accounts Receivable Facility are sources of liquidity.  As of December 31, 2009, we had long-term borrowings of $398.4 million ($252.4 million at December 31, 2008) of which $4.7 million ($3.1 million at December 31, 2008) was issued at variable rates.  As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels.  We have entered into $26.6 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR).  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

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

Assuming no changes in the $31.3 million of variable-rate debt levels from December 31, 2009, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2009 would impact annual interest expense by $0.3 million.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2009
	($ in millions)		Olin Pays Floating Rate:
9.125%, due 2011	$50.0	December 2001	3.92%
9.125%, due 2011	$25.0	March 2002	3-4	%(a)
Industrial development and environmental improvement obligations at interest rates of 6.625% to 6.75%, due 2016-2017	$21.1	March 2002	0.89%
	$5.5	March 2002	1.03%
			Olin Receives Floating Rate:
9.125%, due 2011	$75.0	January 2009	7.35%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $5.1 million, $2.5 million and $0.6 million in 2009, 2008 and 2007, respectively.

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

We have used the words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “estimate,” “project,” “forecast,” and variations of such words and similar expressions in this report to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control.  Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework to guide our analysis and assessment.  Based on our assessment as of December 31, 2009, the company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accountants, KPMG LLP, have audited and issued a report on our internal controls over financial reporting, which appears in this Form 10-K.

/s/ Joseph D. Rupp
Chairman, President and Chief Executive Officer

/s/ John E. Fischer
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  We also have audited Olin Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Olin Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Olin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ KPMG LLP

St. Louis, Missouri
February 24, 2010

CONSOLIDATED BALANCE SHEETS
December 31
($ in millions, except share data)

Assets	2009	2008
Current assets:
Cash and cash equivalents	$458.5	$246.5
Receivables, net:
Trade	155.2	195.9
Other	28.1	17.1
Inventories	123.8	131.4
Current deferred income taxes	50.5	68.5
Other current assets	44.2	10.9
Total current assets	860.3	670.3
Property, plant and equipment, net	695.4	629.9
Deferred income taxes	―	48.4
Prepaid pension costs	5.0	―
Other assets	71.0	70.8
Goodwill	300.3	300.3
Total assets	$1,932.0	$1,719.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$117.8	$145.6
Income taxes payable	―	0.6
Accrued liabilities	193.1	253.6
Total current liabilities	310.9	399.8
Long-term debt	398.4	252.4
Accrued pension liability	56.6	51.5
Deferred income taxes	25.8	6.5
Other liabilities	318.0	304.5
Total liabilities	1,109.7	1,014.7

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized, 120,000,000 shares;
Issued and outstanding 78,721,979 shares (77,304,344 in 2008)	78.7	77.3
Additional paid-in capital	823.1	801.6
Accumulated other comprehensive loss	(248.2)	(269.4)
Retained earnings	168.7	95.5
Total shareholders’ equity	822.3	705.0
Total liabilities and shareholders’ equity	$1,932.0	$1,719.7

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
($ in millions, except per share data)

	2009	2008	2007
Sales	$1,531.5	$1,764.5	$1,276.8
Operating expenses:
Cost of goods sold	1,222.7	1,377.2	1,035.5
Selling and administration	135.3	137.3	129.2
Other operating income	9.1	1.2	1.9
Operating income	182.6	251.2	114.0
Earnings of non-consolidated affiliates	37.7	39.4	46.0
Interest expense	11.6	13.3	22.1
Interest income	1.1	6.2	11.6
Other income (expense)	0.1	(26.0)	1.2
Income from continuing operations before taxes	209.9	257.5	150.7
Income tax provision	74.2	99.8	49.9
Income from continuing operations	135.7	157.7	100.8
Discontinued operations:
Income from discontinued operations, net	―	―	29.0
Loss on disposal of discontinued operations, net	―	―	(139.0)
Net income (loss)	$135.7	$157.7	$(9.2)

Basic income (loss) per common share:
Income from continuing operations	$1.74	$2.08	$1.36
Income from discontinued operations, net	―	―	0.39
Loss on disposal of discontinued operations, net	―	―	(1.87)
Net income (loss)	$1.74	$2.08	$(0.12)

Diluted income (loss) per common share:
Income from continuing operations	$1.73	$2.07	$1.36
Income from discontinued operations, net	―	―	0.39
Loss on disposal of discontinued operations, net	―	―	(1.87)
Net income (loss)	$1.73	$2.07	$(0.12)

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2007	73,322,590	$73.3	$721.6	$(318.5)	$66.9	$543.3
Comprehensive income:
Net loss	―	―	―	―	(9.2)	(9.2)
Translation adjustment	―	―	―	7.1	―	7.1
Net unrealized losses	―	―	―	(5.0)	―	(5.0)
Pension and postretirement liability adjustment, net	―	―	―	138.3	―	138.3
Amortization of prior service costs and actuarial losses, net	―	―	―	26.9	―	26.9
Comprehensive income						158.1
Dividends paid:
Common stock ($0.80 per share)	―	―	―	―	(59.2)	(59.2)
Common stock issued for:
Stock options exercised	241,758	0.2	5.1	―	―	5.3
Employee benefit plans	836,131	0.9	14.6	―	―	15.5
Other transactions	103,575	0.1	1.8	―	―	1.9
Stock-based compensation	―	―	(1.1)	―	―	(1.1)
Cumulative effect of accounting change	―	―	―	―	(0.1)	(0.1)
Balance at December 31, 2007	74,504,054	74.5	742.0	(151.2)	(1.6)	663.7
Comprehensive income:
Net income	―	―	―	―	157.7	157.7
Translation adjustment	―	―	―	(3.9)	―	(3.9)
Net unrealized losses	―	―	―	(26.0)	―	(26.0)
Pension and postretirement liability adjustment, net	―	―	―	(99.4)	―	(99.4)
Amortization of prior service costs and actuarial losses, net	―	―	―	11.1	―	11.1
Comprehensive income						39.5
Dividends paid:
Common stock ($0.80 per share)	―	―	―	―	(60.6)	(60.6)
Common stock issued for:
Stock options exercised	1,757,276	1.8	35.6	―	―	37.4
Employee benefit plans	947,643	0.9	17.2	―	―	18.1
Other transactions	95,371	0.1	2.1	―	―	2.2
Stock-based compensation	―	―	4.7	―	―	4.7
Balance at December 31, 2008	77,304,344	77.3	801.6	(269.4)	95.5	705.0
Comprehensive income:
Net income	―	―	―	―	135.7	135.7
Translation adjustment	―	―	―	4.6	―	4.6
Net unrealized gains	―	―	―	36.6	―	36.6
Pension and postretirement liability adjustment, net	―	―	―	(27.3)	―	(27.3)
Amortization of prior service costs and actuarial losses, net	―	―	―	7.3	―	7.3
Comprehensive income						156.9
Dividends paid:
Common stock ($0.80 per share)	―	―	―	―	(62.5)	(62.5)
Common stock issued for:
Stock options exercised	27,685	―	0.2	―	―	0.2
Employee benefit plans	1,260,693	1.3	15.6	―	―	16.9
Other transactions	129,257	0.1	2.4	―	―	2.5
Stock-based compensation	―	―	3.3	―	―	3.3
Balance at December 31, 2009	78,721,979	$78.7	$823.1	$(248.2)	$168.7	$822.3

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
($ in millions)	2009	2008	2007
Operating Activities
Net income (loss)	$135.7	$157.7	$(9.2)
Loss from discontinued operations, net		―	110.0
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(37.7)	(39.4)	(46.0)
Other operating income—(gains) losses on disposition of property, plant and equipment	(6.5)	0.7	―
Stock-based compensation	5.8	6.3	4.9
Depreciation and amortization	71.7	69.6	48.0
Deferred taxes	72.3	11.0	(17.0)
Qualified pension plan contributions	(4.5)	―	(102.4)
Qualified pension plan (income) expense	(21.8)	(11.6)	14.4
Impairment of investment in corporate debt securities	―	26.6	―
Common stock issued under employee benefit plans	2.1	2.7	1.9
Change in assets and liabilities net of purchase and sale of businesses:
Receivables	29.7	(9.5)	(7.7)
Inventories	7.6	(25.0)	1.4
Other current assets	3.6	3.8	0.7
Accounts payable and accrued liabilities	(43.5)	(66.1)	53.2
Income taxes payable	(20.0)	(1.0)	(0.3)
Other assets	(2.1)	3.8	8.8
Other noncurrent liabilities	10.2	(14.5)	38.6
Other operating activities	(2.4)	0.5	(0.5)
Cash provided by continuing operations	200.2	115.6	98.8
Discontinued operations:
Loss from discontinued operations, net	―	―	(110.0)
Loss on disposal of discontinued operations	―	―	160.0
Operating activities from discontinued operations	―	―	55.4
Cash provided by discontinued operations	―	―	105.4
Net operating activities	200.2	115.6	204.2
Investing Activities
Capital expenditures	(137.9)	(180.3)	(76.1)
Business acquired in purchase transaction	―	―	(426.1)
Cash acquired through business acquisition	―	―	126.4
Proceeds from disposition of property, plant and equipment	8.5	0.6	―
Proceeds from sale of short-term investments	―	―	50.0
Proceeds from sale/leaseback of equipment	―	―	14.8
Distributions from affiliated companies, net	37.1	27.6	25.4
Other investing activities	4.6	(3.9)	2.2
Cash used for continuing operations	(87.7)	(156.0)	(283.4)
Discontinued operations:
Proceeds from sale of a business	―	―	380.8
Investing activities from discontinued operations	―	―	(7.3)
Cash provided by discontinued operations	―	―	373.5
Net investing activities	(87.7)	(156.0)	90.1
Financing Activities
Long-term debt:
Borrowings	150.3	―	180.0
Repayments	―	(11.3)	(325.7)
Issuance of common stock	14.8	15.4	13.6
Stock options exercised	0.2	31.9	4.2
Excess tax benefits from stock options exercised	―	5.5	1.1
Dividends paid	(62.5)	(60.6)	(59.2)
Deferred debt issuance costs	(3.3)	―	(2.1)
Net financing activities	99.5	(19.1)	(188.1)
Net increase (decrease) in cash and cash equivalents	212.0	(59.5)	106.2
Cash and cash equivalents, beginning of year	246.5	306.0	199.8
Cash and cash equivalents, end of year	$458.5	$246.5	$306.0
Cash paid for interest and income taxes:
Interest	$13.9	$15.9	$19.2
Income taxes, net of refunds	$21.1	$79.0	$54.4

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

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to Global.  The transaction closed on November 19, 2007.  Accordingly, for all periods presented prior to the sale, Metals' operating results and cash flows are reported as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows, respectively.

On August 31, 2007 we acquired Pioneer, whose operating results are included in the accompanying consolidated financial statements since the date of acquisition.

ACCOUNTING POLICIES

The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Olin Corporation and all majority-owned subsidiaries.  Investment in our 50% owned affiliate and other affiliates are accounted for on the equity method.  Accordingly, we include only our share of earnings or losses of these affiliates in consolidated net income.  Certain reclassifications were made to prior year amounts to conform to the 2009 presentation.  In 2009, the December 31, 2008 goodwill amount was reduced by $1.6 million, which reflected a reclassification of deferred taxes associated with the resolution of a Canadian capital tax matter.

We have evaluated all subsequent events through February 24, 2010, which represents the filing date of this Form 10-K with the SEC, to ensure that this Form 10-K includes subsequent events that should be recognized in the consolidated financial statements as of December 31, 2009, and appropriate disclosure of subsequent events, which were not recognized in the consolidated financial statements.

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

Cost of Goods Sold and Selling and Administration Expenses

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution and warehousing costs, costs incurred for shipping and handling, depreciation and amortization expense related to these activities, and environmental remediation costs and recoveries.  Selling and administration expenses include personnel costs associated with sales, marketing and administration, research and development, legal and legal-related costs, consulting and professional services fees, advertising expenses, depreciation expense related to these activities and other similar costs and foreign currency translation.

Other Operating Income

Other operating income consists of miscellaneous operating income items, which are related to our business activities, and gains (losses) on disposition of property, plant and equipment.  Other operating income for 2009 included a $3.7 million gain on the sale of land, a $1.2 million gain on the disposition of a former manufacturing facility and $1.6 million of gains on the disposal of assets primarily associated with the St. Gabriel, LA facility conversion and expansion project.  Other operating income for 2009 also included $1.0 million for a portion of a 2007 gain realized on an intangible asset sale in Chlor Alkali Products, which is recognized ratably through 2012, $0.8 million for the sale of other assets and $0.4 million for a portion of a gain realized on the sale of equipment, which was recognized ratably through June 2009.  Other operating income for 2008 included $1.0 million for a portion of a 2007 gain realized on an intangible asset sale in Chlor Alkali Products, which is recognized ratably through 2012, $0.9 million for a portion of a gain realized on the sale of equipment, which is recognized ratably through June 2009, and $0.2 million of a gain on the disposition of land associated with a former manufacturing facility.  These gains were partially offset by a loss of $0.9 million on the disposition of property, plant and equipment.  Other operating income for 2007 included the receipt of a $1.3 million contingent payment associated with a 1995 divestiture and $0.6 million for a portion of a 2007 gain realized on an intangible asset sale in Chlor Alkali Products, which is be recognized ratably through 2012.

Other Income (Expense)

Other income (expense) consists of non-operating income items which are not related to our primary business activities.  Other income (expense) for 2008 included an impairment charge of the full value of a $26.6 million investment in corporate debt securities.

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

Short-Term Investments

We classify our marketable securities as available-for-sale, which are reported at fair market value with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  The fair value of marketable securities is determined by quoted market prices.  Realized gains and losses on sales of investments, as determined on the specific identification method, and declines in value of securities judged to be other-than-temporary are included in other income (expense) in the consolidated statements of operations.  Interest and dividends on all securities are included in interest income and other income (expense), respectively.

Allowance for Doubtful Accounts Receivable

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

Property, plant and equipment are reviewed for impairment when conditions indicate that the carrying values of the assets may not be recoverable.  Such impairment conditions include an extended period of idleness or a plan of disposal.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  The amount of impairment loss, if any, is measured by the difference between the net book value of the assets and the estimated fair value of the related assets.

Asset Retirement Obligations

We record the fair value of an asset retirement obligation associated with the retirement of a tangible long-lived asset as a liability in the period incurred.  The liability is measured at discounted fair value and is adjusted to its present value in subsequent periods as accretion expense is recorded.  The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life.  Asset retirement obligations are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that changes underlying retirement assumptions may have occurred.

The activity of our asset retirement obligation was as follows:
	December 31,
	2009	2008
	($ in millions)
Beginning balance	$72.1	$71.4
Accretion	5.0	5.1
Spending	(10.9)	(6.2)
Currency translation adjustments	1.3	(1.7)
Pioneer acquisition	―	4.5
Adjustments	2.7	(1.0)
Ending balance	$70.2	$72.1

At December 31, 2009 and 2008, our consolidated balance sheets included an asset retirement obligation of $53.1 million and $46.6 million, respectively, which were classified as other noncurrent liabilities.

In 2009, we had net adjustments that increased the asset retirement obligation by $2.7 million, which were primarily comprised of increases in estimated costs for certain assets.

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

Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of foreign currency translation adjustments, pension and postretirement liability adjustments, amortization of prior service costs and actuarial losses net unrealized gains (losses) on derivative contracts, and net unrealized gains (losses) on marketable securities.  We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings for foreign subsidiaries.

Goodwill

Goodwill is not amortized, but is reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Circumstances that could trigger an impairment test include but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount.  We define reporting units at the business segment level or one level below the business segment, which for our Chlor Alkali Products segment are the U.S. operations and Canadian operations.  For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates and comparable company trading multiples.  An impairment would be recorded if the carrying amount exceeded the estimated fair value. No impairment charges were recorded for 2009, 2008 or 2007.

We use a discounted cash flow approach “income approach” to develop the estimated fair value of a reporting unit.  Management judgment is required in developing the assumptions for the discounted cash flow model.  We also corroborate our discounted cash flow analysis by evaluating a market-based approach that considers earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a representative sample of comparable public companies in the chemical industry.  An impairment would be recorded if the carrying amount exceeded the estimated fair value.

The discount rate, profitability assumptions, terminal growth rate and cyclical nature of our chlor alkali business are the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflects a weighted-average cost of capital, which is calculated based on observable market data.  Some of these data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as the equity risk premium) are based upon market data over time for a peer group of companies in the chemical manufacturing industry with a market capitalization  premium added, as applicable.

The discounted cash flow analysis requires estimates, assumptions and judgments about future events.  Our analysis uses our internally generated long-range plan.  Our discounted cash flow analysis uses the assumptions in our long-range plan about terminal growth rates, forecasted capital expenditures, and changes in future working capital requirements to determine the implied fair value of each reporting unit.  The long-range plan reflects management judgment, supplemented by independent chemical industry analyses which provide multi-year chlor alkali industry operating and pricing forecasts.

All of our recorded goodwill, which is associated with acquisitions, is included in the Chlor Alkali Products segment.  Given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing during the fourth quarter of 2009, will prove to be an accurate prediction of the future.  If our assumptions regarding forecasted sales or gross margins are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Other Assets

Included in other assets were the following:
	December 31,
	2009	2008
	($ in millions)
Investments in non-consolidated affiliates	$19.6	$19.0
Intangible assets (less accumulated amortization of $3.5 million and $2.0 million, respectively)	16.7	18.2
Deferred debt issuance costs	17.4	16.3
Interest rate swaps	7.4	11.3
Other	9.9	6.0
Other assets	$71.0	$70.8

The August 31, 2007 valuation of identifiable intangible assets that were obtained from the Pioneer acquisition included $19.0 million associated with customers, customer contracts and relationships, and $1.2 million associated with internally developed and purchased software.  These assets will be amortized over fifteen years and five years, respectively, on a straight-line basis.  Amortization expense was $1.5 million in both 2009 and 2008.  Intangible assets are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

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

Fair Value

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

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820, formerly SFAS No. 157, and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

o	Level 1 — Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

o
Level 2 — Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

o
Level 3 — Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715, formerly SFAS No. 87 and SFAS No. 106, respectively.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  With the closure of our defined benefit pension plan to new entrants, the freezing of our domestic defined benefit pension plan for salaried and certain non-bargained hourly employees that became effective January 1, 2008 and the sale of the Metals business, substantially all defined benefit pension plan participants beginning in 2008 were inactive; therefore, actuarial gains and losses are now being amortized based upon the remaining life expectancy of the inactive plan participants rather than the future service period of the active participants, which was the amortization period used prior to 2008.  For the year ended December 31, 2007, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years; compared to the average remaining service lives of the active employees in the defined benefit pension plan of 10.7 years.  For the years ended December 31, 2009 and 2008, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years.

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

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, performance shares, and restricted stock, based on the grant-date fair value of the award.  This cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period).  An initial measurement is made of the cost of employee services received in exchange for an award of liability instruments based on its current fair value and the value of that award is subsequently remeasured at each reporting date through the settlement date.  Changes in fair value of liability awards during the requisite service period are recognized as compensation cost over that period.

The fair value of each option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:
	2009	2008	2007
Dividend yield	4.26%	4.34%	4.37%
Risk-free interest rate	2.32%	3.21%	4.81%
Expected volatility	40%	32%	35%
Expected life (years)	7.0	7.0	7.0
Grant fair value (per option)	$3.85	$4.52	$4.46
Exercise price	$14.28	$20.29	$16.52
Shares granted	866,250	523,350	739,550

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820.  This update adds new fair value disclosure requirements about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  This update expands disclosures on valuation techniques and inputs used to measure fair value.  This update is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010.  We will adopt the provisions of ASU 2010-06 in 2010, except for the requirement to provide the additional Level 3 activity, which will be adopted in 2011.  This update will require additional disclosure in our first quarter 2010 condensed financial statements.  The adoption of this update will not have a material effect on our consolidated financial statements.

In July 2009, the FASB issued the Codification, which was incorporated into ASC 105.  The Codification will be the single source of authoritative U.S. generally accepted accounting principles.  The Codification does not change generally accepted accounting principles, but is intended to make it easier to find and research issues.  The Codification introduces a new structure that takes accounting pronouncements and organizes them by approximately 90 accounting topics.  The Codification was effective for interim and fiscal years ending after September 15, 2009.  We adopted the Codification on July 1, 2009.  The adoption of this statement did not have a material effect on our consolidated financial statements but changed our reference to generally accepted accounting principles beginning in the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, which was incorporated into ASC 860, and SFAS No. 167, which was incorporated into ASC 810.  These statements changed the way entities account for securitizations and special-purpose entities.  The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  Both of these statements are effective for fiscal years beginning after November 15, 2009.  The adoption of these statements will not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, which was incorporated into ASC 855.  ASC 855 provides guidance on management’s assessment of subsequent events.  The statement is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, “Subsequent Events,” with some modifications.  This statement became effective for us on June 15, 2009.  The adoption of this statement did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued three FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  SFAS No. 157-4 provided guidelines for making fair value measurements more consistent with the principles presented in ASC 820.  SFAS No. 107-1 and APB 28-1, which were incorporated into ASC 825, enhanced consistency in financial reporting by increasing the frequency of fair value disclosures.  SFAS No. 115-2 and SFAS No. 124-2, which were incorporated into ASC 320, provided additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

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

These positions became effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted.  We adopted these positions as of March 31, 2009.  The adoption of these positions did not have a material effect on our consolidated financial statements.

In December 2008, the FASB issued SFAS No. 132R-1, an amendment of SFAS No. 132R, which was incorporated into ASC 715.  This position required more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  This position became effective for fiscal years ending after December 15, 2009.  Upon initial application, the provisions of this position were not required for earlier periods that are presented for comparative purposes.  The adoption of this statement did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, an amendment to SFAS No. 133, which were both incorporated into ASC 815.  The statement required enhanced disclosures that expand the previous disclosure requirements about an entity’s derivative instruments and hedging activities.  It required more robust qualitative disclosures and expanded quantitative disclosures.  This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We adopted the provisions of this statement on January 1, 2009, which required additional disclosure in our 2009 financial statements.  The adoption of this statement did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, which was incorporated into ASC 805.  This statement required the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, established the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and required additional disclosures by the acquirer.  Under this Statement, all business combinations are accounted for by applying the acquisition method.  This statement became effective for us on January 1, 2009.  Earlier application was prohibited.  The effect of the adoption of this statement on our consolidated financial statements will be on adjustments made to pre-acquisition Pioneer income tax contingencies, which will no longer be reflected as an adjustment to goodwill but recognized through income tax expense.

In December 2007, the FASB issued SFAS No. 160, which was incorporated into ASC 810.  This statement required noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  The statement applied to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  This statement became effective for us on January 1, 2009.  Earlier application was prohibited.  This statement was applied prospectively to all noncontrolling interests, including any that arose before the effective date except that comparative period information must be recast to classify noncontrolling interests in equity, attribute net income and other comprehensive income to noncontrolling interests, and provide additional required disclosures.  The adoption of this statement did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, which was incorporated into ASC 820.  This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value.  This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis was delayed by one year.  Nonfinancial assets and nonfinancial liabilities that were impacted by this deferral included assets and liabilities initially measured at fair value in a business combination, and intangible assets and goodwill tested annually for impairment.  We adopted the provisions of this statement related to financial assets and financial liabilities on January 1, 2008, which required additional disclosure in our financial statements.  The partial adoption of this statement did not have a material impact on our consolidated financial statements.  We adopted the remaining provisions of this statement related to nonfinancial assets and nonfinancial liabilities on January 1, 2009.  The adoption of the remaining provisions of this statement did not have a material impact on our consolidated financial statements.

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

Based on the valuation, $301.9 million was assigned to goodwill.  In 2009, the December 31, 2008 goodwill amount was reduced by $1.6 million, which reflected a reclassification of deferred taxes associated with the resolution of a Canadian tax matter.  None of the goodwill is deductible for tax purposes.  The goodwill represents the portion of the purchase price that is in excess of the fair values of the other net assets acquired.  The primary reason for the acquisition and the principal factors that contributed to a Pioneer purchase price that resulted in the recognition of goodwill are the cost savings available from the combination of the two businesses, the geographic diversification the Pioneer locations provide us, and the strengthened position in the industrial bleach segment.  The cost-saving opportunities included the elimination of duplicate administrative activities and improved operational efficiencies in logistics, purchasing, and manufacturing.

Goodwill recorded in the acquisition is not amortized but is reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

On March 12, 2008, we announced that, in connection with our plans to streamline our Chlor Alkali Products manufacturing operations in Canada in order to serve our customer base in a more cost effective manner, we would close the acquired Dalhousie, New Brunswick, Canada chlorine, caustic soda, sodium chlorate, and bleach operations.  We substantially completed the closure of the Dalhousie facility by June 30, 2008.  We expect to incur cash expenditures of $2.5 million associated with the shutdown, which were previously included in current liabilities on the August 31, 2007 balance sheet.  We have paid $2.2 million of costs associated with this shutdown as of December 31, 2009.

The following pro forma summary presents the condensed statement of operations as if the acquisition of Pioneer had occurred at the beginning of the period (unaudited):
Year ended December 31,
2007
($ in millions, except per share data)
Sales	$1,625.0
Income from continuing operations	116.1
Net income	6.1
Income from continuing operations per common share:
Basic	$1.57
Diluted	1.56
Net income per common share:
Basic	$0.08
Diluted	0.08

The pro forma statement of operations includes an increase to interest expense of $4.3 million.  This adjustment is calculated assuming that our borrowings of $110.0 million at an interest rate of 5.76% at the time of the merger were outstanding from January 1, 2007.  The pro forma statement of operations uses estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information does not reflect any cost savings that might be achieved from combining the operations and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the period presented.

DISCONTINUED OPERATIONS

On October 15, 2007, we announced we entered into a definitive agreement to sell the Metals business to Global for $400 million, payable in cash.  The price received was subject to a customary working capital adjustment.  The transaction closed on November 19, 2007.  We recognized a pretax loss of $160.0 million partially offset by a $21.0 million income tax benefit, resulting in a net loss on disposal of discontinued operations of $139.0 million for 2007.  The loss on disposal of discontinued operations included a pension curtailment charge of $6.9 million, other postretirement benefits curtailment credit of $1.1 million, and transaction fees of $24.6 million.  The final loss recognized related to this transaction did not change upon the final determination of the value of working capital in the business.  The loss on the disposal, which included transaction costs, reflected a book value of the Metals business of approximately $564 million and a tax basis of approximately $396 million.  The difference between the book and tax values of the business reflected primarily goodwill of $75.8 million and intangibles of $10.4 million.  Based on the final working capital adjustment, we received net cash proceeds from the transaction of $380.8 million, which was in addition to the $98.1 million of after-tax cash flow realized from the operation of Metals during 2007.

In April 2008, we and Global entered into a binding arbitration regarding the final working capital adjustment.  The arbitration was concluded in 2009 and resulted in a payment of $20.6 million, which was consistent with the estimated working capital adjustment we anticipated from the transaction.

The Metals business was a reportable segment comprised of principal manufacturing facilities in East Alton, IL and Montpelier, OH.  Metals produced and distributed copper and copper alloy sheet, strip, foil, rod, welded tube, fabricated parts, and stainless steel and aluminum strip.  Sales for the Metals business were $1,891.7 million for the period of our ownership in 2007.  Intersegment sales of $81.4 million for the period of our ownership in 2007 representing the sale of ammunition cartridge case cups to Winchester from Metals, at prices that approximate market, have been eliminated from Metals sales.  In conjunction with the sale of the Metals business, Winchester agreed to purchase the majority of its ammunition cartridge case cups and copper-based strip requirements from Global under a multi-year agreement with pricing, terms, and conditions which approximate market.  The Metals business employed approximately 2,900 hourly and salaried employees.  The results of operations from the Metals business have been presented as discontinued operations for all periods presented.

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

	Years ended December 31,
Computation of Income (Loss) per Share	2009	2008	2007
	($ and shares in millions, except per share data)
Income from continuing operations	$135.7	$157.7	$100.8
Discontinued operations:
Income from discontinued operations, net	―	―	29.0
Loss on disposal of discontinued operations, net	―	―	(139.0)
Net income (loss)	$135.7	$157.7	$(9.2)
Basic shares	78.1	75.8	74.0
Basic income (loss) per share:
Income from continuing operations	$1.74	$2.08	$1.36
Income from discontinued operations, net	―	―	0.39
Loss on disposal of discontinued operations, net	―	―	(1.87)
Net income (loss)	$1.74	$2.08	$(0.12)
Diluted shares:
Basic shares	78.1	75.8	74.0
Stock-based compensation	0.2	0.3	0.3
Diluted shares	78.3	76.1	74.3
Diluted income (loss) per share:
Income from continuing operations	$1.73	$2.07	$1.36
Income from discontinued operations, net	―	―	0.39
Loss on disposal of discontinued operations, net	―	―	(1.87)
Net income (loss)	$1.73	$2.07	$(0.12)

The effect of stock-based compensation of 0.2 million, zero and 0.2 million shares have not been included in dilutive earnings per share in 2009, 2008 and 2007, respectively, as their effect would have been anti-dilutive.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

   Allowance for doubtful accounts receivable consisted of the following:

	December 31,
	2009	2008
	($ in millions)
Beginning balance	$5.0	$3.0
Provisions charged	6.4	3.7
Write-offs, net of recoveries	(8.1)	―
Pioneer acquisition	―	(1.5)
Currency translation adjustments	―	(0.2)
Ending balance	$3.3	$5.0

INVENTORIES	December 31,
	2009	2008
	($ in millions)
Supplies	$29.0	$27.2
Raw materials	52.2	56.4
Work in process	23.0	26.6
Finished goods	77.8	90.7
	182.0	200.9
LIFO reserves	(58.2)	(69.5)
Inventories	$123.8	$131.4

Inventories valued using the LIFO method comprised 68% and 73% of the total inventories at December 31, 2009 and 2008, respectively.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been $58.2 million and $69.5 million higher than that reported at December 31, 2009 and 2008, respectively.

PROPERTY, PLANT AND EQUIPMENT
		December 31,
	Useful Lives	2009	2008
		($ in millions)
Land and improvements to land	10-20 Years	$140.0	$133.5
Buildings and building equipment	10-25 Years	162.3	154.5
Machinery and equipment	3-12 Years	1,339.8	1,113.9
Leasehold improvements		1.9	3.6
Construction in progress		52.7	180.4
Property, plant and equipment		1,696.7	1,585.9
Less accumulated depreciation		1,001.3	956.0
Property, plant and equipment, net		$695.4	$629.9

Depreciation expense was $70.2 million, $68.1 million, and $47.3 million for 2009, 2008 and 2007, respectively.  Leased assets capitalized and included above are not significant.  Interest capitalized was $9.7 million, $5.0 million, and $0.2 million for 2009, 2008 and 2007, respectively.  Maintenance and repairs charged to operations amounted to $135.0 million, $124.1 million, and $88.8 million in 2009, 2008 and 2007, respectively.  The increase in depreciation expense and maintenance and repair charges from 2007 primarily relate to Pioneer.

The consolidated statements of cash flows for the years ended December 31, 2009 and 2008, included a $2.6 million and $(16.2) million, respectively, increase (reduction) to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable at December 31, 2009 and 2008.

INVESTMENTS—AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt which is accounted for using the equity method of accounting.  Condensed financial positions and results of operations of this equity-basis affiliate in its entirety were as follows:

	December 31,
100% Basis	2009	2008
Condensed balance sheet data:	($ in millions)
Current assets	$16.1	$22.4
Noncurrent assets	94.1	107.7
Current liabilities	21.4	19.7
Noncurrent liabilities	85.3	97.5

	Years Ended December 31,
	2009	2008	2007
Condensed income statement data:	($ in millions)
Net sales	$167.4	$173.0	$180.6
Gross profit	79.9	87.4	103.4
Net income	59.4	65.1	82.0

The amount of cumulative unremitted earnings of SunBelt was $3.5 million and $12.9 million at December 31, 2009 and 2008, respectively.  We received distributions from SunBelt totaling $34.4 million, $29.4 million, and $35.1 million in 2009, 2008 and 2007, respectively.  We have not made any contributions in 2009, 2008 or 2007.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours.  Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $3.5 million, $4.8 million and $3.8 million in 2009, 2008 and 2007, respectively.  The operating results from Sunbelt included interest expense of $4.0 million, $4.4 million, and $4.8 million in 2009, 2008 and 2007, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $8.4 million, $8.2 million, and $8.3 million in 2009, 2008 and 2007, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  After the payment of $6.1 million on the Series O Notes in December 2009, our guarantee of these notes was $48.8 million.  In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes.  In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In addition to SunBelt, we have two other investments, which are accounted for under the equity method.

On November 16, 2007, we purchased for cash an $11.6 million equity interest in a limited liability company that owns a bleach and related chemical manufacturing facility (bleach joint venture).  As part of the investment we also entered into several commercial agreements, including agreements by which we will supply raw materials and services, and we will have marketing responsibility for bleach and caustic soda.

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

The following table summarizes our investments in our equity affiliates:
	December 31,
	2009	2008
	($ in millions)
SunBelt	$(4.1)	$(3.7)
Bay Gas	12.6	10.7
Bleach joint venture	11.1	12.0
Investments in equity affiliates	$19.6	$19.0

The following table summarizes our equity earnings of non-consolidated affiliates:
	Years Ended December 31,
	2009	2008	2007
	($ in millions)
SunBelt	$33.2	$37.3	$44.8
Bay Gas	1.9	1.5	1.2
Bleach joint venture	2.6	0.6	―
Equity earnings of non-consolidated affiliates	$37.7	$39.4	$46.0
We received net settlement of advances of $37.1 million, $27.6 million, and $25.4 million for 2009, 2008 and 2007, respectively.

DEBT

Credit Facility

On October 29, 2007, we entered into a new $220 million five-year senior revolving credit facility, which replaced the $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding a new lending institution.  The new senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  At December 31, 2009 we had $219.6 million available under this senior revolving credit facility, because we had issued $20.4 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2009 and 2008, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2009, there were no covenants or other restrictions that limited our ability to borrow.

At December 31, 2009, we had letters of credit of $46.7 million outstanding, of which $20.4 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have a $35 million letter of credit facility.  These letters of credit are used to support certain long-term debt, capital expenditure commitments, certain workers compensation insurance policies, and plant closure and post-closure obligations.

Long-Term Debt
	December 31,
	2009	2008
Notes payable:	($ in millions)
9.125%, due 2011 (includes interest rate swaps of $5.5 million in 2009 and $8.5 million in 2008)	$80.5	$83.5
6.5%, due 2013	11.4	11.4
6.75%, due 2016	125.0	125.0
8.875%, due 2019 (includes unamortized discount of $1.2 million)	148.8	―
Industrial development and environmental improvement obligations at fixed interest rates of 6.625% to 6.75%, due 2014-2025 (includes interest rate swaps of $1.4 million in 2009 and $2.8 million in 2008)	32.7	32.5
Accounts receivable facility	―	―
Total debt	398.4	252.4
Amounts due within one year	―	―
Total long-term debt	$398.4	$252.4

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

We have a $75 million, 364-day Accounts Receivable Facility, renewable annually for five years, which expires in July 2012.  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to a third party conduit through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  At December 31, 2009, we had $75 million available under the Accounts Receivable Facility based on eligible trade receivables.  At December 31, 2009, we had no securitized accounts receivable or the corresponding debt on the consolidated balance sheet.  Interest expense under this facility was zero in 2009 and 2008 and $1.0 million for 2007.  The Accounts Receivable Facility contains specific covenants relating to the ability of the lender to obtain or maintain a first priority lien on the receivables.  In addition, the Accounts Receivable Facility incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility.

Annual maturities of long-term debt are none in 2010, $80.5 million in 2011, none in 2012, $11.4 million in 2013, $1.8 million in 2014 and a total of $304.7 million thereafter.

As a result of our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure.  We have entered into swaps, as disclosed below, whereby we agree to pay variable and fixed rates to a counterparty who, in turn, pays us fixed and variable rates.  In all cases the underlying index for variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2009
	($ in millions)		Olin Pays Floating Rate:
9.125%, due 2011	$50.0	December 2001	3.92%
9.125%, due 2011	$25.0	March 2002	3-4	%(a)
Industrial development and environmental improvement obligations at interest rates of 6.625%-6.75% due 2016-2017	$21.1	March 2002	0.89%
	5.5	March 2002	1.03%
			Olin Receives Floating Rate:
9.125%, due 2011	$75.0	January 2009	7.35%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of December 31, 2009, $5.5 million of this gain was included in long-term borrowings as an increase to the carrying amount of the 2011 Notes.

The remaining $26.6 million of interest rate swaps have been designated as fair value hedges of the risk of changes in the value of our fixed-rate debt due to changes in interest rates, for a portion of our fixed-rate borrowings.  Accordingly, the interest rate swaps have been recorded at their fair market value of $1.4 million at December 31, 2009 and are included in other assets on the accompanying consolidated balance sheet, with a corresponding increase in the carrying amount of the industrial development and environmental improvement obligations.  No gain or loss has been recorded as the swaps meet the criteria to qualify for hedge accounting treatment with no ineffectiveness.  The counterparty to these interest rate swap contracts is Citibank, N.A., a major financial institution.

Our loss in the event of nonperformance by these counterparties could be significant to our financial position and results of operations.  These interest rate swaps reduced interest expense by $5.1 million, $2.5 million, and $0.6 million for 2009, 2008 and 2007, respectively.  The difference between interest paid and interest received is included as an adjustment to interest expense.

PENSION PLANS

In October 2007, we announced that we were freezing our domestic defined benefit pension plan for salaried and certain non-bargained hourly employees.  Affected employees were eligible to accrue pension benefits through December 31, 2007, but are not accruing any additional benefits under the plan after that date.  Employee service after December 31, 2007 does count toward meeting the vesting requirements for such pension benefits and the eligibility requirements for commencing a pension benefit, but not toward the calculation of the pension benefit amount.  Compensation earned after December 31, 2007 similarly does not count toward the determination of the pension benefit amounts under the defined benefit pension plan.  In lieu of continuing pension benefit accruals for the affected employees under the pension plan, starting in 2008, we provide a contribution to an individual retirement contribution account maintained with the CEOP equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Freezing the domestic defined benefit pension plan for salaried and certain non-bargained hourly employees was accounted for as a curtailment under ASC 715, formerly SFAS No. 88.  As a result of freezing the domestic defined benefit plan, we recorded a curtailment charge of $1.9 million for the defined benefit pension plan and a corresponding curtailment credit of $1.9 million for the non-qualified pension plan in 2007.  Beginning in 2008, most of our employees participate in defined contribution pension plans.  Expenses of the defined contribution pension plans were $12.7 million, $11.3 million and $2.7 million for 2009, 2008 and 2007, respectively.

A portion of our bargaining hourly employees continue to participate in our domestic defined benefit pension plans under a flat-benefit formula.  Our funding policy for the defined benefit pension plans is consistent with the requirements of federal laws and regulations.  Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices.  Our defined benefit pension plan provides that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus (subject to applicable collective bargaining requirements).

During the third quarter of 2006, the “Pension Protection Act of 2006,” amended by “The Worker, Retiree, and Employer Recovery Act,” during the fourth quarter of 2008, became law.  Among the stated objectives of the laws were the protection of both pension beneficiaries and the financial health of the PBGC.  To accomplish these objectives, the new laws require sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums.  The laws require defined benefit pension plans to be fully funded in 2011.  This will accelerate and potentially increase our pension plan funding requirements.

Pension Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	Pension Benefits			Pension Benefits
	2009			2008
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$1,660.2	$40.3	$1,700.5	$1,665.4	$57.7	$1,723.1
Service cost	2.9	0.6	3.5	4.4	1.0	5.4
Interest cost	99.9	3.1	103.0	100.7	3.0	103.7
Actuarial loss (gain)	89.0	4.0	93.0	7.0	(10.1)	(3.1)
Benefits paid	(124.7)	(4.4)	(129.1)	(117.3)	(2.6)	(119.9)
Pioneer acquisition	―	―	―	―	1.2	1.2
Currency translation adjustments	―	6.6	6.6	―	(9.9)	(9.9)
Benefit obligation at end of year	$1,727.3	$50.2	$1,777.5	$1,660.2	$40.3	$1,700.5

	Pension Benefits			Pension Benefits
	2009			2008
	($ in millions)			($ in millions)
Change in Plan Assets	U.S.	Foreign	Total	U.S.	Foreign	Total
Fair value of plans’ assets at beginning of year	$1,603.4	$38.9	$1,642.3	$1,746.8	$59.6	$1,806.4
Actual return on plans’ assets	185.7	5.8	191.5	(29.7)	(10.9)	(40.6)
Employer contributions	5.3	4.5	9.8	3.6	2.5	6.1
Benefits paid	(123.8)	(4.4)	(128.2)	(117.3)	(2.6)	(119.9)
Currency translation adjustments	―	6.6	6.6	―	(9.7)	(9.7)
Fair value of plans’ assets at end of year	$1,670.6	$51.4	$1,722.0	$1,603.4	$38.9	$1,642.3

	Pension Benefits			Pension Benefits
	2009			2008
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded status	$(56.7)	$1.2	$(55.5)	$(56.8)	$(1.4)	$(58.2)

Under ASC 715, formerly SFAS No. 158, we recorded a $23.0 million after-tax charge ($35.0 million pretax) to shareholders’ equity as of December 31, 2009 for our pension plans.  This charge reflected a 50-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2009.  In 2008, we recorded a $103.2 million after-tax charge ($168.9 million pretax) to shareholders’ equity as of December 31, 2008 for our pension plans.  This charge reflected the unfavorable performance on plan assets during 2008.

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Benefits			Pension Benefits
	2009			2008
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.		Foreign		Total
Prepaid benefit cost	$2.2	$2.8	$5.0	$	―	$	―	$	―
Accrued benefit in current liabilities	(4.0)	(0.1)	(4.1)		(6.6)		(0.1)		(6.7)
Accrued benefit in noncurrent liabilities	(55.1)	(1.5)	(56.6)		(50.2)		(1.3)		(51.5)
Accumulated other comprehensive loss	381.6	6.3	387.9		357.8		5.1		362.9
Net balance sheet impact	$324.7	$7.5	$332.2		$301.0		$3.7		$304.7

The $93.0 million actuarial loss for 2009 was the result of actuarial losses, primarily due to a 50-basis point decrease in the plans’ discount rate.  The $3.1 million actuarial gain for 2008 was the result of actuarial gains due to plan experience.

At December 31, 2009 and 2008, the benefit obligation of non-qualified pension plans was $60.4 million and $56.5 million, respectively, and was included in the above pension benefit obligation. There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows:  2010—$4.2 million; 2011—$4.0 million; 2012—$10.4 million; 2013—$4.4 million; and 2014—$3.4 million.  Benefit payments for the qualified plans are projected to be as follows:  2010—$118.0 million; 2011—$108.3 million; 2012—$103.6 million; 2013—$99.6 million; and 2014—$96.1 million.

	December 31,
	2009	2008
	($ in millions)
Projected benefit obligation	$1,777.5	$1,700.5
Accumulated benefit obligation	1,760.7	1,687.8
Fair value of plan assets	1,722.0	1,642.3

	Pension Benefits
Components of Net Periodic Benefit (Income) Cost	2009	2008	2007
	($ in millions)
Service cost	$5.8	$7.9	$19.7
Interest cost	103.0	103.7	99.8
Expected return on plans’ assets	(135.5)	(134.7)	(127.1)
Amortization of prior service cost	0.7	1.6	3.8
Recognized actuarial loss	9.3	9.8	29.8
Curtailments	―	4.1	7.5
Net periodic benefit (income) cost	$(16.7)	$(7.6)	$33.5
Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$35.0	$168.9	$(212.1)
Amortization of prior service costs and actuarial losses	(10.0)	(15.5)	(41.1)

The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  Therefore, the allocated portion of net periodic pension benefit costs for the Metals business of $7.9 million for the period of our ownership in 2007 was included in income from discontinued operations.

In 2008, we recorded curtailment charges of $4.1 million associated with the transition of a portion of our East Alton, IL Winchester hourly workforce and our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.  In 2007, we recorded a defined benefit pension curtailment charge of $6.9 million related to the sale of the Metals business, which was included in the loss on disposal of discontinued operations.  Also during 2007, we recorded a curtailment charge of $0.5 million resulting from the conversion of a portion of the Metals hourly workforce from a defined benefit pension plan to a defined contribution pension plan, which was included in income from discontinued operations.

Pension Plan Assumptions

Certain actuarial assumptions, such as discount rate and long-term rate of return on plan assets, have a significant effect on the amounts reported for net periodic benefit cost and accrued benefit obligation amounts.  We use a measurement date of December 31 for our pension plans.

	Pension Benefits
Weighted Average Assumptions:	2009	2008	2007
Discount rate—periodic benefit cost	6.25%	6.25%	6.0%
Expected return on assets	8.5%	8.5%	9.0%
Rate of compensation increase	3.0%	3.0%	3.0%
Discount rate—benefit obligation	5.75%	6.25%	6.25%

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

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income, and alternative investments.  We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns by reference to external sources.  The historic rate of return on plan assets has been 10.3% for the last 5 years, 6.8% for the last 10 years, and 10.5% for the last 15 years. The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%
Absolute return strategies	8%	to	12%

Plan Assets

Our pension plan asset allocation at December 31, 2009 and 2008, by asset class is as follows:

	Percentage of Plan Assets
Asset Class	2009	2008
U.S. equities	4%	4%
Non-U.S. equities	10%	5%
Fixed income/cash	52%	55%
Alternative investments	15%	17%
Absolute return strategies	19%	19%
Total	100%	100%

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

Our pension plan maintains a portfolio of assets designed to achieve an appropriate risk adjusted return.  The portfolio of assets is also structured to protect the funding level from the negative impacts of interest rate changes on the asset and liability values.  This is accomplished by investing in a portfolio of assets with a maturity duration that approximately matches the duration of the plan liabilities.  Risk is managed by diversifying assets across asset classes whose return patterns are not highly correlated, investing in passively and actively managed strategies and in value and growth styles, and by periodic rebalancing of asset classes, strategies and investment styles to objectively set targets.

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

For our domestic qualified pension plans, based on current funding requirements, we will not be required to make any cash contributions at least through 2010.  We do have a small Canadian defined benefit pension plan to which we made $4.5 million of contributions in 2009 and we anticipate approximately $4 million of contributions in 2010.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2009:

Asset class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	($ in millions)
Equity securities
U.S. equities	$69.6	$	―	$	―	$69.6
Non-U.S. equities	165.3		8.0		―	173.3
Fixed income / cash
Cash	18.5		―		―	18.5
Government treasuries	12.8		223.4		2.0	238.2
Corporate debt instruments	421.4		93.5		2.2	517.1
Asset-backed securities	―		112.6		0.2	112.8
Alternative investments
Event driven hedge funds	―		―		87.4	87.4
Market neutral hedge funds	―		―		83.6	83.6
Real estate funds	―		―		22.3	22.3
Private equity funds	―		―		12.9	12.9
Other hedge funds	32.4		―		22.1	54.5
Absolute return strategies	136.2		144.6		51.0	331.8
Total assets	$856.2		$582.1		$283.7	$1,722.0

U.S. equities—This class included actively and passively managed common equity securities comprised primarily of large-capitalization stocks with value, core and growth strategies.

Non-U.S. equities—This class included actively managed common equity securities comprised primarily of international large-capitalization stocks from both developed and emerging markets.

Fixed income and cash—This class included debt instruments issued by the US and Canadian Treasury, U.S. Agencies, corporate debt instruments, asset- and mortgage-backed securities and cash.

Event driven hedge funds—This class included hedge funds that invest in securities to capture excess returns that are driven by market or specific company events including activist investment philosophies and the arbitrage of equity and private and public debt securities.

Market neutral hedge funds—This class included investments in U.S. and international equities and fixed income securities while maintaining a market neutral position in those markets.

Real estate funds—This class included several funds that invest primarily in U.S. commercial real estate.

Private equity funds—This class included several private equity funds that invest primarily in infrastructure and U.S. power generation and transmission assets.

Other hedge funds—This class primarily included uninvested cash, long-short equity strategies and a global macro fund which invested in fixed income, equity, currency, commodity and related derivative markets.

Absolute return strategies—This class included multiple strategies which use asset allocations that seek to provide a targeted rate of return over inflation.  The investment managers allocate funds within asset classes that they consider to be undervalued in an effort to preserve gains in overvalued asset classes and to find opportunities in undervalued asset classes.  At December 31, 2009, the asset allocation included investment in approximately 30% equities, 60% cash and fixed income, and 10% alternative investments.

U.S. equities and non-U.S. equities are primarily valued based on the closing price reported in an active market on which the individual securities are traded.  Fixed income investments are primarily valued at the closing price reported, if traded on an active market, values derived from comparable securities of issuers with similar credit ratings, or under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for risks that may not be observable such as certain credit and liquidity risks.  Alternative investments are primarily valued at the net asset value as determined by the independent administrator or custodian of the fund.  The net asset value is based on the underlying investments, which are valued using inputs such as quoted market prices of identical instruments, discounted future cash flows, independent appraisals, and market-based comparable data.  Absolute return strategies are commingled funds which reflect the fair value of our ownership interest in these funds.  The investments in these commingled funds include some or all of the above asset classes and are primarily valued at net asset values based on the underlying investments, which are valued consistent with the methodologies described above for each asset class.

The following table summarizes the activity for our defined benefit pension plan level 3 assets for the year ended December 31, 2009:

	December 31, 2008	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, and Settlements	Transfers In/(Out)		December 31, 2009
	($ in millions)
Fixed income / cash
Government treasuries	$2.5	$(0.4)	$1.0	$(1.1)	$	―	$2.0
Corporate debt instruments	3.3	(1.0)	1.6	(1.5)		(0.2)	2.2
Asset-backed securities	―	―	―	0.2		―	0.2
Alternative investments
Event driven hedge funds	106.6	―	22.0	(41.2)		―	87.4
Market neutral hedge funds	96.3	―	(5.9)	(6.8)		―	83.6
Real estate funds	28.2	(5.3)	(2.5)	1.9		―	22.3
Private equity funds	12.5	―	(0.8)	1.2		―	12.9
Other hedge funds	20.9	9.0	7.5	(15.3)		―	22.1
Absolute return strategies	38.7	―	3.6	8.7		―	51.0
Total level 3 assets	$309.0	$2.3	$26.5	$(53.9)		$(0.2)	$283.7

POSTRETIREMENT BENEFITS

We provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees.  The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.  We use a measurement date of December 31 for our postretirement plans.

Other Postretirement Benefits Obligations and Funded Status

Changes in the benefit obligation were as follows:

	Other Postretirement Benefits			Other Postretirement Benefits
	2009			2008
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$64.4	$5.3	$69.7	$70.4	$9.1	$79.5
Service cost	1.1	0.1	1.2	1.3	0.2	1.5
Interest cost	3.8	0.4	4.2	4.0	0.4	4.4
Actuarial loss (gain)	5.7	1.0	6.7	(3.8)	(2.8)	(6.6)
Benefits paid	(8.6)	(0.2)	(8.8)	(7.5)	(0.2)	(7.7)
Currency translation adjustments	―	1.0	1.0	―	(1.4)	(1.4)
Benefit obligation at end of year	$66.4	$7.6	$74.0	$64.4	$5.3	$69.7

	Other Postretirement Benefits			Other Postretirement Benefits
	2009			2008
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded status	$(66.4)	$(7.6)	$(74.0)	$(64.4)	$(5.3)	$(69.7)

Under ASC 715, formerly SFAS No. 158, we recorded a $4.3 million after-tax charge ($6.7 million pretax) to shareholders’ equity as of December 31, 2009 for our other postretirement plans.  In 2008, we recorded a $3.8 million after-tax credit ($6.2 million pretax) to shareholders’ equity as of December 31, 2008 for our other postretirement plans.

    Amounts recognized in the consolidated balance sheets consisted of:

	Other Postretirement Benefits			Other Postretirement Benefits
	2009			2008
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Accrued benefit in current liabilities	$(7.5)	$(0.4)	$(7.9)	$(7.9)	$(0.2)	$(8.1)
Accrued benefit in noncurrent liabilities	(58.9)	(7.2)	(66.1)	(56.5)	(5.1)	(61.6)
Accumulated other comprehensive loss	34.7	(1.4)	33.3	31.2	(2.7)	28.5
Net balance sheet impact	$(31.7)	$(9.0)	$(40.7)	$(33.2)	$(8.0)	$(41.2)

	Other Postretirement Benefits
Components of Net Periodic Benefit Cost	2009	2008	2007
	($ in millions)
Service cost	$1.2	$1.5	$2.5
Interest cost	4.2	4.4	5.4
Amortization of prior service cost	(0.2)	(0.2)	(0.3)
Recognized actuarial loss	2.1	2.8	4.3
Curtailments	―	―	(1.1)
Net periodic benefit cost	$7.3	$8.5	$10.8
Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$6.7	$(6.2)	$(14.5)
Amortization of prior service costs and actuarial losses	(1.9)	(2.6)	(2.9)

The service cost and amortization of prior service cost components of postretirement benefit expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  Therefore, the portion of other postretirement benefit costs for the Metals business employees of $4.4 million for the period of our ownership in 2007 was included in income from discontinued operations.

In 2007, we recorded an other postretirement benefits curtailment credit of $1.1 million related to the sale of the Metals business, which was included in the loss on disposal of discontinued operations.

Other Postretirement Benefits Plan Assumptions

Certain actuarial assumptions, such as discount rate, have a significant effect on the amounts reported for net periodic benefit cost and accrued benefit obligation amounts.

	Other Postretirement Benefits
Weighted Average Assumptions:	2009	2008	2007
Discount rate—periodic benefit cost	6.25%	6.25%	6.0%
Discount rate—benefit obligation	5.25%	6.25%	6.25%

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

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation.  The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	Other Postretirement Benefits
	2009	2008
Healthcare cost trend rate assumed for next year	9.5%	9.0%
Rate that the cost trend rate gradually declines to	5.0%	5.0%
Year that the rate reaches the ultimate rate	2019	2014

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans.  A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	($ in millions)
Effect on total of service and interest costs	$0.3	$(0.2)
Effect on postretirement benefit obligation	3.9	(4.9)

We expect to make payments of approximately $8 million in 2010 and $7 million for each of the next four years under the provisions of our other postretirement benefit plans.

INCOME TAXES

	Years ended December 31,
Components of Income From Continuing Operations Before Taxes	2009	2008	2007
	($ in millions)
Domestic	$193.9	$185.6	$136.3
Foreign	16.0	71.9	14.4
Income from continuing operations before taxes	$209.9	$257.5	$150.7

Components of Income Tax Provision
Current expense:
Federal	$5.3	$52.2	$16.5
State	(3.5)	9.6	3.1
Foreign	―	23.1	5.1
	1.8	84.9	24.7
Deferred	72.4	14.9	25.2
Income tax provision	$74.2	$99.8	$49.9

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2009	2008	2007
Statutory federal tax rate	35.0	35.0	35.0
Foreign rate differential	(0.1)	―	(0.2)
Domestic manufacturing/export tax incentive	(0.3)	(1.3)	(2.2)
Dividends paid to CEOP	(0.6)	(0.3)	(0.7)
State income taxes, net	2.6	3.1	2.4
Foreign dividend	―	―	0.3
Change in tax contingencies	(0.9)	(0.1)	(1.3)
Change in valuation allowance	0.1	4.0	―
Return to provision	(0.7)	(0.7)	0.8
Other, net	0.3	(0.9)	(1.0)
Effective tax rate	35.4	38.8	33.1

	December 31,
Components of Deferred Tax Assets and Liabilities	2009	2008
Deferred tax assets:	($ in millions)
Pension and postretirement benefits	$50.8	$50.8
Environmental reserves	68.2	65.6
Asset retirement obligations	29.9	30.3
Accrued liabilities	33.1	41.4
Tax credits	16.1	17.9
Federal and state net operating losses	3.3	4.8
Capital loss carryforward	16.6	16.9
Other miscellaneous items	―	20.9
Total deferred tax assets	218.0	248.6
Valuation allowance	(28.3)	(26.8)
Net deferred tax assets	189.7	221.8
Deferred tax liabilities:
Property, plant and equipment	151.5	102.3
Inventory and prepaids	2.9	1.4
Partnerships	8.0	6.9
Other miscellaneous items	2.6	0.8
Total deferred tax liabilities	165.0	111.4
Net deferred tax asset	$24.7	$110.4

Realization of the net deferred tax assets is dependent on future reversals of existing temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.  Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized.

At December 31, 2009, refundable income taxes of $19.4 million were included in other current assets in the consolidated balance sheet.

At December 31, 2009 and 2008, we had federal tax benefits of $3.8 million and $8.5 million, respectively, relating to actual foreign tax credit carryforwards.  At December 31, 2009 and 2008, we had a valuation allowance of $3.8 million and $3.5 million, respectively, due to uncertainties regarding the realization of the tax benefits of our actual foreign tax credit carryforwards.  Our tax benefits for the foreign tax credit carryforwards and the associated valuation allowance were as follows:

	Foreign Tax Benefit	Valuation Allowance
	($ in millions)
Balance at January 1, 2008	$5.1	$(4.2)
Acquired with Pioneer	2.7	0.7
Increases for prior year limitations	1.1	―
Decreases for current year utilization	(0.4)	―
Balance at December 31, 2008	8.5	(3.5)
Decreases for prior year utilization	(0.6)	―
Decreases for current year utilization	(4.1)	―
Increases for future year limitations	―	(0.3)
Balance at December 31, 2009	$3.8	$(3.8)

In 2007, we acquired federal tax benefits of $4.8 million as part of the Pioneer acquisition associated with the expected future foreign tax credits that will be generated by the deferred tax liabilities of Pioneer’s Canadian subsidiary.  At December 31, 2009, we had federal tax benefits of $3.5 million recorded associated with the expected future foreign tax credits.  Realization of the tax benefits associated with such foreign tax credits is dependent upon reversal of Canadian temporary differences, future U.S. taxable income and future foreign source taxable income.  We believe that it is more likely than not that the deferred tax benefits will be realized and no valuation allowance is necessary.

We acquired a U.S. net operating loss carryforward (NOL) of approximately $6.6 million (representing $2.3 million of deferred tax assets) as part of the Pioneer acquisition.  At December 31, 2009, we had approximately $5.1 million (representing $1.8 million of deferred tax assets) remaining, that will expire in years 2017 through 2020, if not utilized.  The utilization of this NOL is limited under Section 382 of the Internal Revenue Code to $0.5 million in each year through 2020.  We believe that it is more likely than not that the NOL will be realized and no valuation allowance is necessary.

At December 31, 2009, we had deferred state tax benefits of $1.5 million relating to state NOLs, which are available to offset future state taxable income through 2023.  Due to uncertainties regarding realization of the tax benefits, a valuation allowance of $0.8 million has been applied against the deferred state tax benefits at December 31, 2009.

At December 31, 2009, we had deferred state tax benefits of $7.5 million relating to state tax credits that are available to offset future state tax liabilities.  Due to uncertainties regarding the realization of these state tax credits, a valuation allowance of $7.1 million has been applied against the deferred state tax credits at December 31, 2009.

At December 31, 2009, we had a capital loss carryforward of $43.2 million (representing $16.6 million of deferred tax assets) that is available to offset future consolidated capital gains.  Due to uncertainties regarding the realization of the capital loss carryforward, a valuation allowance of $16.6 million has been applied against the deferred tax benefit at December 31, 2009.

The total amount of undistributed earnings of foreign subsidiaries was approximately $33.3 million at December 31, 2009.  The Company has not provided deferred taxes on foreign earnings because such earnings are indefinitely reinvested outside the United States.  Deferred taxes have not been provided on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future.  The undistributed earnings and excess book basis differences could reverse through a sale, receipt of dividends from the subsidiaries, as well as various other events.  It is not practical to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN No. 48), which was incorporated into ASC 740 “Income Taxes” (ASC 740). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109.  FIN No. 48 prescribed a recognition threshold and required a measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provided guidance on the treatment of derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation, we recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to Accumulated Deficit. In addition, FIN No. 48 required a reclassification of unrecognized tax benefits and related interest and penalties from deferred income taxes to current and long-term liabilities. At January 1, 2007, we reclassified $19.8 million from Deferred Income Taxes to Accrued Liabilities ($3.1 million) and Other Liabilities ($16.7 million).

We acquired $29.8 million of gross unrecognized tax benefits in conjunction with the Pioneer acquisition, all of which would have been a reduction to goodwill, if recognized prior to 2009.  During third quarter 2008, we favorably resolved $7.6 million of Pioneer unrecognized tax benefits associated with certain audits, which was recorded as a reduction to goodwill.  After adopting ASC 805, formerly SFAS No. 141R in 2009, any remaining balance of unrecognized tax benefits will affect our effective tax rate instead of goodwill, if recognized.  If these tax benefits are not realized, the result, as of December 31, 2009, would be cash tax payments of $11.4 million.

As of December 31, 2009, we had $50.8 million of gross unrecognized tax benefits (including Pioneer), of which $48.3 million would impact the effective tax rate, if recognized.  If these tax benefits are not recognized, the result would be cash tax payments of $31.8 million.  As of December 31, 2008, we had $50.2 million of gross unrecognized tax benefits (including Pioneer), all of which would have impacted the effective rate, if recognized.  The change for 2009 relates to additional gross unrecognized benefits for ongoing income tax audits by various taxing jurisdictions and current year tax positions, as well as the expiration of the statute of limitations in domestic jurisdictions and settlements of ongoing audits.  In 2009, the decrease for prior year tax positions included $0.4 million of foreign currency translation.  The amounts of unrecognized tax benefits were as follows:

	December 31,
	2009	2008
	($ in millions)
Beginning balance	$50.2	$51.8
Increase for prior year tax positions	4.7	2.2
Decrease for prior year tax positions	(1.8)	(2.3)
Acquired from Pioneer	―	(7.4)
Increase for current year tax positions	0.8	7.4
Decrease due to tax settlements	(0.4)	(0.4)
Reductions due to statute of limitations	(2.7)	(1.1)
Ending balance	$50.8	$50.2

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

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision.  As of December 31, 2009, interest and penalties accrued was $3.8 million.  For 2009, 2008 and 2007, we expensed interest and penalties of $1.1 million, $1.5 million, and $1.4 million, respectively.

As of December 31, 2009, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $10.5 million over the next twelve months.  The reduction primarily relates to settlements with tax authorities and the lapse of federal, state, and foreign statutes of limitation.

Our federal and Canadian income tax returns for 2006 to 2008 are open tax years under statute of limitations.  We file in numerous states, Canadian provinces, and foreign jurisdictions with varying statutes of limitation open from 2004 through 2008 depending on each jurisdiction’s unique statute of limitation.  The IRS has commenced an audit of our U.S. income tax return for 2006.  We believe we have adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position.

Pioneer filed income tax returns in the U.S., various states, Canada, and various Canadian provinces.  Pioneer income tax returns are open for examination for the years 2005 and forward.  The IRS commenced an audit of Pioneer’s 2006 and 2007 tax years in the fourth quarter of 2008.  The IRS audit of Pioneer’s 2006 and 2007 tax years was closed in the fourth quarter of 2009 and resulted in no change to taxable income as originally reported.  The Canada Revenue Agency has commenced an audit of Pioneer’s Canadian tax returns for its 2005 to 2007 tax years.  No issues have arisen to date that would suggest an additional tax liability should be recognized.

ACCRUED LIABILITIES

Included in accrued liabilities were the following:
	December 31,
	2009	2008
	($ in millions)
Accrued compensation and payroll taxes	$27.5	$42.0
Fair value of foreign currency and commodity forward contracts	0.1	18.9
Accrued employee benefits	42.6	42.6
Retained obligations from Metals sale	14.6	36.9
Environmental (current portion only)	35.0	35.0
Legal and professional costs	27.2	25.8
Asset retirement obligation (current portion only)	17.1	25.5
Other	29.0	26.9
Accrued liabilities	$193.1	$253.6

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The CEOP is a defined contribution plan available to essentially all domestic employees.  Company matching contributions are invested in the same investment allocation as the employee’s contribution.  The matching contributions for salaried employees were contingent upon our financial performance through 2007.  Beginning in 2008, the matching contributions for salaried employees were no longer contingent upon financial performance.  During 2007, a performance match was earned. Our matching contributions for eligible employees amounted to $5.0 million, $4.6 million, and $7.7 million in 2009, 2008 and 2007, respectively.  Effective January 1, 2010, we suspended the match on all salaried and certain non-bargained hourly employees’ contributions.

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

STOCK-BASED COMPENSATION

Stock-based compensation expense was allocated to the operating segments for the portion related to employees whose compensation would be included in cost of goods sold with the remainder recognized in corporate/other.  There were no significant capitalized stock-based compensation costs.  Total stock-based compensation expense was $9.4 million for 2009 and 2008, and $7.1 million for 2007.

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.  Stock options, restricted stock and performance shares typically vest over three years.  We issue shares to settle stock options, restricted stock, and share-based performance awards.  On April 23, 2009, the shareholders approved the 2009 Long Term Incentive Plan which authorized an additional 3.0 million shares available for grant.  In 2009, long-term incentive awards included stock options, performance share awards, and restricted stock.  The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

In 2000, a one-time grant of Performance Accelerated Vesting Stock Options was granted with an exercise price of $18.97, which was the fair market value of our common stock on the date of grant.  These options had a term of 120 months and would vest in 119 months, and could vest early, but only if the stock price increased to $28 per share or more for 10 days in any 30 day calendar period.  During 2008, the criteria for early vesting was met; therefore, all of the outstanding Performance Accelerated Vesting Stock Options are vested.  Performance Accelerated Vesting Stock Options of 295,000 shares were outstanding at December 31, 2009.

Stock option transactions were as follows:
				Exercisable
	Shares	Option Price	Weighted Average Option Price	Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	3,365,360	$6.25-23.78	$19.09	2,271,288	$19.11
Granted	866,250	14.28	14.28
Exercised	(27,685)	6.88-16.10	15.38
Canceled	(267,211)	6.25-23.78	18.46
Outstanding at December 31, 2009	3,936,714	$6.66-23.78	$18.10	2,604,045	$19.14

At December 31, 2009, the average exercise period for all outstanding and exercisable options was 65 months and 45 months, respectively.  At December 31, 2009, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $4.2 million and exercisable options was $1.1 million.  The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was zero and $15.9 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2009 was $3.1 million and was expected to be recognized over a weighted average period of 1.2 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2009:

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Under $18.00	642,843	$16.04	1,645,482	$15.21
$18.00 – $20.00	1,029,867	$18.84	1,029,867	$18.84
Over $20.00	931,335	$21.60	1,261,365	$21.26
	2,604,045		3,936,714

At December 31, 2009, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2000 long term incentive plan	932,674	75,280
2003 long term incentive plan	1,107,175	102,111
2006 long term incentive plan	2,958,833	1,178,632
2009 long term incentive plan	3,000,000	3,000,000
	7,998,682	4,356,023
1991 long term incentive plan (plan expired)	236,725	―
1996 stock option plan (plan expired)	679,612	―
Chase benefit plans (assumed in acquisition)	7,993	―
	924,330	―
Total under stock option plans	8,923,012	4,356,023

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 stock plan for non-employee directors	317,934	64,916
Employee deferral plan	46,978	45,747
Total under stock purchase plans	364,912	110,663

(1)	All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 2,590,294 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral.  Non-employee directors annually receive stock grants as a portion of their director compensation.  Of the shares reserved under the stock purchase plans at December 31, 2009, 254,244 shares were committed.

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

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at January 1, 2009	346,950	$17.63	301,625	$19.25
Granted	131,250	14.28	131,250	14.28
Paid/Issued	(111,476)	17.63	(82,265)	20.68
Converted from shares to cash	10,896	17.88	(10,896)	17.88
Canceled	(13,823)	15.86	(13,823)	16.66
Outstanding at December 31, 2009	363,797	$17.77	325,891	$17.04

Total vested at December 31, 2009	246,714	$17.77	208,807	$17.58

The summary of the status of our unvested performance shares to be settled in cash were as follows:

	Shares	Weighted Average Fair Value per Share
Unvested at January 1, 2009	110,828	$17.63
Granted	131,250	14.28
Vested	(111,172)	17.05
Canceled	(13,823)	15.86
Unvested at December 31, 2009	117,083	$17.77

At December 31, 2009, the liability recorded for performance shares to be settled in cash totaled $4.4 million.  The total unrecognized compensation cost related to unvested performance shares at December 31, 2009 was $4.0 million and was expected to be recognized over a weighted average period of 1.1 years.

SHAREHOLDERS’ EQUITY

During 2009 and 2008, we issued 1,260,693 shares and 947,643 shares of common stock, respectively, with a total value of $16.9 million and $18.1 million, respectively, to the CEOP.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.

There were no share repurchases in 2009, 2008 and 2007.  Under programs previously approved by our board of directors, 154,076 shares remained to be repurchased as of December 31, 2009.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2007	$(8.3)	$6.0	$(316.2)	$(318.5)
Unrealized gains	2.7	1.0	165.2	168.9
Reclassification adjustments	4.4	(6.0)	―	(1.6)
Balance at December 31, 2007	(1.2)	1.0	(151.0)	(151.2)
Unrealized losses	(3.9)	(31.0)	(88.3)	(123.2)
Reclassification adjustments	―	5.0	―	5.0
Balance at December 31, 2008	(5.1)	(25.0)	(239.3)	(269.4)
Unrealized gains (losses)	4.6	24.2	(20.0)	8.8
Reclassification adjustments	―	12.4	―	12.4
Balance at December 31, 2009	$(0.5)	$11.6	$(259.3)	$(248.2)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses and pension and postretirement liability adjustments.

As a result of the sale of the Metals business in 2007, we recognized an after-tax loss on previously unrecognized foreign currency translation adjustments and net unrecognized losses on derivative contracts of $4.4 million and $3.6 million, respectively, which were included in the loss on disposal of discontinued operations.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included a deferred tax provision (benefit) for 2009, 2008 and 2007 of $23.2 million, $(16.6) million and $2.0 million, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included a deferred tax provision (benefit) for 2009, 2008 and 2007 of $(9.7) million, $(56.3) million and $105.4 million, respectively.

SEGMENT INFORMATION

We define segment results as income (loss) from continuing operations before interest expense, interest income, other income (expense), and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280, formerly SFAS No. 131, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results.  Our management considers SunBelt to be an integral component of the Chlor Alkali Products segment.  It is engaged in the same business activity as the segment, including joint or overlapping marketing, management, and manufacturing functions.

	Years ended December 31,
	2009	2008	2007
Sales:	($ in millions)
Chlor Alkali Products	$963.8	$1,275.4	$845.1
Winchester	567.7	489.1	431.7
Total sales	$1,531.5	$1,764.5	$1,276.8
Income from continuing operations before taxes:
Chlor Alkali Products	$125.4	$328.3	$237.3
Winchester	68.6	32.6	26.4
Corporate/Other	17.2	(71.5)	(105.6)
Other operating income	9.1	1.2	1.9
Interest expense	(11.6)	(13.3)	(22.1)
Interest income	1.1	6.2	11.6
Other income (expense)	0.1	(26.0)	1.2
Income from continuing operations before taxes	$209.9	$257.5	$150.7
Earnings of non-consolidated affiliates:
Chlor Alkali Products	$37.7	$39.4	$46.0
Depreciation and amortization expense:
Chlor Alkali Products	$59.8	$57.8	$37.1
Winchester	9.8	9.8	9.2
Corporate/Other	2.1	2.0	1.7
Total depreciation and amortization expense	$71.7	$69.6	$48.0
Capital spending:
Chlor Alkali Products	$123.8	$166.2	$62.3
Winchester	12.4	12.2	11.5
Corporate/Other	1.7	1.9	2.3
Total capital spending	$137.9	$180.3	$76.1

	December 31,
	2009	2008
Assets:	($ in millions)
Chlor Alkali Products	$1,133.7	$1,097.3
Winchester	228.0	237.4
Corporate/Other	570.3	385.0
Total assets	$1,932.0	$1,719.7
Investments—affiliated companies (at equity):
Chlor Alkali Products	$19.6	$19.0

Segment assets include only those assets which are directly identifiable to an operating segment.  All goodwill, which is associated with its acquisition, is included in the assets of the Chlor Alkali Products segment.  Assets of the corporate/other segment include primarily such items as cash and cash equivalents, short-term investments, deferred taxes and other assets.

	Years ended December 31,
Geographic Data:	2009	2008	2007
Sales:	($ in millions)
United States	$1,375.9	$1,555.1	$1,193.8
Foreign	155.6	209.4	83.0
Transfers between areas:
United States	29.6	41.7	16.7
Foreign	73.3	129.7	42.9
Eliminations	(102.9)	(171.4)	(59.6)
Total sales	$1,531.5	$1,764.5	$1,276.8

	December 31,
	2009	2008
Assets:	($ in millions)
United States	$1,672.1	$1,460.1
Foreign	259.9	259.6
Total assets	$1,932.0	$1,719.7

The acquisition of Pioneer contributed sales in the United States and foreign areas in 2007 of $136.8 million and $46.8 million, respectively.  Transfers between geographic areas are priced generally at prevailing market prices.  Export sales from the United States to unaffiliated customers were $20.9 million, $29.0 million, and $32.7 million in 2009, 2008 and 2007, respectively.

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.4 million at December 31, 2009.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and OM&M expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:
	December 31,
	2009	2008
	($ in millions)
Beginning balance	$158.9	$155.6
Charges to income	24.1	27.7
Remedial and investigatory spending	(19.0)	(23.7)
Pioneer acquired liabilities	―	2.1
Currency translation adjustments	2.1	(2.8)
Ending balance	$166.1	$158.9

At December 31, 2009 and 2008, our consolidated balance sheets included environmental liabilities of $131.1 million and $123.9 million, respectively, which were classified as other noncurrent liabilities.  Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $166.1 million included on our consolidated balance sheet at December 31, 2009 for future environmental expenditures, we currently expect to utilize $98.7 million of the reserve for future environmental expenditures over the next 5 years, $20.2 million for expenditures 6 to 10 years in the future, and $47.2 million for expenditures beyond 10 years in the future.

Our total estimated environmental liability at December 31, 2009, was attributable to 68 sites, 16 of which were USEPA NPL sites.  Ten sites accounted for 79% of our environmental liability and, of the remaining 58 sites, no one site accounted for more than 2% of our environmental liability.  At one of these ten sites a remedial action plan is being implemented.  At five of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At one of these ten sites, part of the site is subject to a remedial investigation, part to a remedial action plan, and another part is in the long-term OM&M stage.  At two sites, part of the site is subject to a remedial action plan and part of the site to long-term OM&M.  The one remaining site is in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2009 for future environmental expenditures.

Charges or credits to income for investigatory and remedial efforts were material to operating results in 2009, 2008 and 2007 and may be material to operating results in future years.

Environmental provisions (credited) charged to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2009	2008	2007
	($ in millions)
Charges to income	$24.1	$27.7	$37.9
Recoveries from third parties of costs incurred and expensed in prior periods	(82.1)	―	―
Total environmental (income) expense	$(58.0)	$27.7	$37.9

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $20 million to $40 million over the next several years, which are expected to be charged against reserves recorded on our balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2009, we estimate we may have additional contingent environmental liabilities of $50 million in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual commitments under non-cancelable operating leases and purchase contracts as of December 31, 2009:

	Operating Leases	Purchase Commitments
	($ in millions)
2010	$37.0	$48.6
2011	33.3	7.9
2012	29.1	4.6
2013	25.5	3.8
2014	20.0	3.4
Thereafter	65.8	12.0
Total commitments	$210.7	$80.3

We lease certain properties, such as railroad cars; distribution, warehousing and office space; and data processing and office equipment.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.  Total rent expense charged to operations amounted to $45.4 million, $46.2 million, and $33.3 million in 2009, 2008 and 2007, respectively (sublease income is not significant).  The above purchase commitments include raw material and utility purchasing commitments utilized in our normal course of business for our projected needs.

In conjunction with the St. Gabriel conversion and expansion project, we entered into a twenty-year brine and pipeline supply agreement with PetroLogistics.  PetroLogistics installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility.  Beginning November 2009, we are obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also have a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  After the first-five year period, the contract contains a buy out provision exercisable by us for $12.0 million.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance, formerly known as RFC SO2, Inc.  Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide.  Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us.  The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of $0.2 million regardless of the sulfur dioxide purchased.  Commitments related to this agreement are $2.4 million per year for 2010 and 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site.  There exists the possibility of recovering a portion of these costs from other parties.  We account for gain contingencies in accordance with the provisions of ASC 450, formerly SFAS No. 5, and therefore do not record gain contingencies and recognize income until it is earned and realizable.

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities, and our operations that use foreign currencies.  The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.  We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks.  ASC 815, formerly SFAS No. 133, required an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  In accordance with ASC 815, we designate commodity forward contracts as cash flow hedges of forecasted purchases of commodities and certain interest rate swaps as fair value hedges of fixed-rate borrowings.  We do not enter into any derivative instruments for trading or speculative purposes.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).  All of the currency derivatives expire within two years and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  At December 31, 2009 and December 31, 2008, we had forward contracts to sell foreign currencies with a notional value of $0.3 million and zero, respectively.  At December 31, 2009 and December 31, 2008, we had forward contracts to buy foreign currencies with a notional value of $1.7 million and zero, respectively.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	December 31,
	2009	2008
	($ in millions)
Copper	$34.1	$49.8
Zinc	3.2	5.4
Lead	17.0	26.8
Natural gas	7.1	2.0

As of December 31, 2009, the counterparty to $36.2 million of these commodity forward contracts was Wells Fargo, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in our manufacturing process.  At December 31, 2009, we had open positions in futures contracts through 2013.  If all open futures contracts had been settled on December 31, 2009, we would have recognized a pretax gain of $18.7 million.

If commodity prices were to remain at the levels they were at December 31, 2009, approximately $12.5 million of deferred gains would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of December 31, 2009 and December 31, 2008, the total notional amount of our interest rate swaps designated as fair value hedges were $26.6 million and $101.6 million, respectively.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  These interest rate swaps are treated as fair value hedges.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  We have entered into $26.6 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

Financial Statement Impacts

We present our derivative assets and liabilities in our consolidated balance sheets on a net basis.  We net derivative assets and liabilities whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts.  We use these agreements to manage and substantially reduce our potential counterparty credit risk.

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31,			Balance Sheet Location	December 31,
		2009	2008			2009	2008
		($ in millions)				($ in millions)
Interest rate contracts	Other assets	$1.4		$11.3	Long-term debt	$6.9		$11.3
Commodity contracts – gains	Other current assets	17.7		―	Accrued liabilities	―		(0.3)
Commodity contracts – losses	Other current assets	(0.2)		―	Accrued liabilities	―		41.2
		$18.9		$11.3		$6.9		$52.2

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$6.0	$	―	Other liabilities	$0.9	$	―
Foreign currency contracts	Other current assets	―		―	Accrued liabilities	0.1		―
		$6.0	$	―		$1.0	$	―

Total derivatives(1)		$24.9		$11.3		$7.9		$52.2

(1)         Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of Gain (Loss)
		Years Ended December 31,
	Location of Gain (Loss)	2009	2008
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$39.3		$(50.8)
Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(20.4)		$(8.1)
Recognized in income (ineffective portion)	Cost of goods sold	0.1		―
		$(20.3)		$(8.1)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$3.4		$2.4
		$3.4		$2.4

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$(0.4)	$	―
Commodity contracts	Cost of goods sold	(2.3)		―
Foreign currency contracts	Selling and administration	―		―
		$(2.7)	$	―

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of December 31, 2009, the amounts recognized in other current assets for cash collateral provided by counterparties was $2.2 million.  As of December 31, 2008, the amounts recognized in accrued liabilities for the right to reclaim cash collateral totaled $22.0 million.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.  A reclassification totaling $22.0 million from other current assets to accrued liabilities was made conforming cash collateral to the classification of the related derivative instruments at December 31, 2008.

FAIR VALUE MEASUREMENTS

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities.  We are required to separately disclose assets and liabilities measured at fair value on a recurring basis, from those measured at fair value on a nonrecurring basis.  Nonfinancial assets measured at fair value on a nonrecurring basis are intangible assets and goodwill, which are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes the financial instruments measured at fair value in the consolidated balance sheets:

Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets	($ in millions)
Interest rate swaps	$	―	$7.4	$	―	$7.4
Commodity forward contracts		5.7	11.8		―	17.5
Liabilities
Interest rate swaps	$	―	$7.8	$	―	$7.8
Foreign currency contracts		0.1	―		―	0.1

Balance at December 31, 2008
Assets
Interest rate swaps	$	―	$11.3	$	―	$11.3
Liabilities
Interest rate swaps	$	―	$11.3	$	―	$11.3
Commodity forward contracts		19.5	21.4		―	40.9

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

Because of the unlikelihood that these debt securities would recover in value, we recorded an after-tax impairment loss of $26.6 million in other income (expense) in the third quarter of 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit has been recognized for the impairment loss.

Interest Rate Swaps

The fair value of the interest rate swaps was included in other assets, long-term debt and other liabilities as of December 31, 2009 and 2008.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest rates on our outstanding fixed-rate debt obligations.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets as of December 31, 2009 and classified in accrued liabilities as of December 31, 2008, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

The fair value of the foreign currency contracts was classified in accrued liabilities as of December 31, 2009, with gains and losses included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.  The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities.  At December 31, 2009 and December 31, 2008, the estimated fair value of debt was $416.0 million and $232.4 million, respectively, which compares to debt recorded on the balance sheet of $398.4 million and $252.4 million, respectively.  The lower fair value of debt as of December 31, 2008 was due to the adverse conditions in the overall credit and financial markets experienced in 2008.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

($ in millions, except per share data)
2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$400.6	$383.0	$397.0	$350.9	$1,531.5
Cost of goods sold(1)	306.2	312.0	316.4	288.1	1,222.7
Net income	46.7	27.8	39.4	21.8	135.7
Net income per common share:
Basic	0.60	0.36	0.50	0.28	1.74
Diluted	0.60	0.36	0.50	0.28	1.73
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(2)
High	19.79	16.70	18.40	18.03	19.79
Low	8.97	10.64	10.97	15.00	8.97

2008
Sales	$399.1	$428.3	$502.9	$434.2	$1,764.5
Cost of goods sold	314.0	347.2	380.0	336.0	1,377.2
Net income	37.3	35.5	37.7	47.2	157.7
Net income per common share:
Basic	0.50	0.47	0.49	0.61	2.08
Diluted	0.50	0.47	0.49	0.61	2.07
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(2)
High	21.93	27.95	30.39	19.39	30.39
Low	15.01	19.65	18.52	12.52	12.52

(1)
Cost of goods sold included recoveries from third parties for environmental costs incurred and expensed in prior periods of $0.8 million, $44.3 million, $37.0 million and $82.1 million in the second quarter of 2009, third quarter of 2009, fourth quarter of 2009 and full year 2009, respectively.

(2)	NYSE composite transactions.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading “Item 1- Proposal for the Election of Directors” in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report.  See also the list of executive officers following Item 4 in Part I of this Report.  We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “What are the committees of the Board?” under the heading “Corporate Governance Matters” in our Proxy Statement.  We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “Miscellaneous-How can I directly nominate a director for election to the Board at the 2011 Annual Meeting?” and “Corporate Governance Matters-What is Olin’s director nomination process?”

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Conduct.  The Code is available in the About Olin, Ethics section of our website at www.olin.com.

Item 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation,” on page 17 and the information on pages 23 through 55, (beginning with the information under the heading “Compensation Discussion and Analysis” through the information under the heading “Compensation Committee Report,”) are incorporated by reference in this Report.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate the information concerning the accounting fees and services of our independent registered public accounting firm, KPMG LLP under the heading “Item 4—Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement by reference in this Report.

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

3.  Exhibits

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(dd) below.

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
(d)
Form T-1 Statement of Eligibility for Trustee under Indenture between Olin and JPMorgan Chase Bank, N.A. dated as of June 26, 2006—Exhibit 25.1 to Olin’s Amendment No. 2 to Registration Statement No. 333-138283 filed on January 9, 2007.*

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

	(h)	Indenture dated as of August 19, 2009, between Olin Corporation and The Bank of New York Mellon Trust Company—Exhibit 4.1 to Olin’s Form 8-K dated August 19, 2009.*
	(i)	First Supplemental Indenture dated as of August 19, 2009, between Olin Corporation and The Bank of New York Mellon Trust Company—Exhibit 4.2 to Olin’s Form 8-K dated August 19, 2009.*
	(j)	Form of 8.875% Senior Note due 2019—Exhibit 4.3 to Olin’s Form 8-K dated August 19, 2009.*
(k)
Form T-1 Statement of Eligibility for Trustee under Indenture dated as of August 19, 2009 between Olin and The Bank of New York Mellon Trust Company—Exhibit 25.1 to Olin’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed on August 13, 2009.*

We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

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

(c)
Olin Supplemental Contributing Employee Ownership Plan as amended and restated effective October 24, 2008 and as amended effective February 19, 2009—Exhibit 10.3 to Olin’s Form 10-Q for the quarter ended September 30, 2008 and Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended March 31, 2009, respectively.*

(d)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
(e)	Form of executive agreement between Olin and certain executive officers-Exhibit 99.1 to Olin’s Form 8-K dated January 26, 2005.*
(f)	Form of executive change-in-control agreement between Olin and certain executive officers-Exhibit 99.2 to Olin’s Form 8-K dated January 26, 2005.*
(g)	Form of amendment to executive agreement between Olin and Messrs. Curley, Fischer and Hammett dated November 9, 2007—Exhibit 10(g) to Olin’s Form 10-K for 2007.*
(h)	Form of amendment to executive change-in-control agreement between Olin and Messrs. Curley, Fischer and Hammett dated November 9, 2007—Exhibit 10(h) to Olin’s Form 10-K for 2007.*
(i)	Form of amendment to executive agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007—Exhibit 10(i) to Olin’s Form 10-K for 2007.*
(j)	Form of amendment to executive change-in-control agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007—Exhibit 10(j) to Olin’s Form 10-K for 2007.*
(k)	Form of executive agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007-Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
(l)	Form of executive change-in-control agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007-Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
(m)	Olin 1991 Long Term Incentive Plan, as amended through January 30, 2003—Exhibit 10(g) to Olin’s Form 10-K for 2002.*
(n)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended effective December 11, 2008—Exhibit 10(n) to Olin’s Form 10-K for 2008.*
(o)	Olin Senior Management Incentive Compensation Plan, as amended and restated effective October 24, 2008—Exhibit 10.4 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(p)	Description of Restricted Stock Unit Awards granted under the 2000, 2003 or 2006 Long Term Incentive Plans—Exhibit 10(p) to Olin’s Form 10-K for 2008.*
(q)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
(r)	Olin Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(s)	Olin Corporation 2000 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.6 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(t)	Olin Corporation 2003 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.7 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(u)	Olin Corporation 2006 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.8 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(v)	Olin Corporation 2009 Long Term Incentive Plan-Appendix A to Olin’s Proxy Statement dated March 11, 2009.*
(w)	2006 Performance Share Program as amended and restated effective October 22, 2008—Exhibit 10.9 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(x)	Performance Share Program codified to reflect amendments through October 22, 2008—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2009.*
(y)
Chase Industries Inc. 1997 Non-Employee Director Stock Option Plan, as amended May 26, 1998 and First Amendment effective as of November 19, 1999—Exhibit 10.6 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.9 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*

(z)	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10(bb) to Olin’s Form 10-K for 2007.*
(aa)	Form of Restricted Stock Unit Award Certificate—Exhibit 10(cc) to Form 10-K for 2007.*

(bb)	Form of Performance Award and Senior Performance Award Certificates—Exhibit 10(dd) to Olin’s Form 10-K for 2007.*
(cc)	Summary of Stock Option Continuation Policy—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended March 31, 2009.*
(dd)	Olin Corporation Contributing Employee Ownership Plan Amended and Restated effective as of December 31, 2009.
(ee)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
(ff)	Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated August 23, 1996—Exhibit 99.1 to Olin’s Form 8-K dated December 3, 2001.*
(gg)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.2 to Olin’s Form 8-K dated December 3, 2001.*
(hh)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.3 to Olin’s Form 8-K dated December 3, 2001.*
(ii)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated April 30, 1998—Exhibit 99.4 to Olin’s Form 8-K dated December 3, 2001.*
(jj)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated January 1, 2003—Exhibit 10(aa) to Olin’s Form 10-K for 2002.*
(kk)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
(ll)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
(mm)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
(nn)	Agreement and Plan of Merger dated as of May 20, 2007, among Olin Corporation, Princeton Merger Corp., and Pioneer Companies, Inc.-Exhibit 2.1 to Olin’s Form 8-K dated May 21, 2007.*
(oo)	Purchase Agreement dated as of October 15, 2007, among Global Brass and Copper Acquisition Co. and Olin Corporation-Exhibit 2.1 to Olin’s Form 8-K dated October 15, 2007.*
(pp)	Credit Agreement dated as of October 29, 2007 among Olin and the banks named therein—Exhibit 10.1 to Olin’s Form 8-K dated October 29, 2007.*
(qq)
Purchase and Contribution Agreement dated as of July 25, 2007, among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent—Exhibit 10.1 to Olin’s Form 8-K dated July 27, 2007.*

(rr)
First Amendment, dated as of August 28, 2007, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent—Exhibit 10.11 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(ss)
Second Amendment, dated as of November 15, 2007, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent—Exhibit 10.12 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(tt)
Third Amendment, dated as of September 30, 2008, to the Purchase and Contribution Agreement dated as of July 25, 2007 (as amended from time to time), among A.J. Oster Co., A.J. Oster Foils, Inc., A.J. Oster West, Inc., Bryan Metals, Inc., Chase Brass & Copper Company, Inc., and Olin Corporation, as sellers, Olin Funding Company LLC, as purchaser, and Olin Corporation, as collection agent—Exhibit 10.13 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(uu)
Receivables Purchase Agreement dated as of July 25, 2007, among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, (CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent—Exhibit 10.2 to Olin’s Form 8-K dated July 27, 2007.*

(vv)
First Amendment, dated as of August 28, 2007, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent—Exhibit 10.14 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(ww)
Second Amendment, dated as of November 15, 2007, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent—Exhibit 10.15 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(xx)
Third Amendment, dated as of July 23, 2008, to the Receivables Purchase Agreement dated as of July 25, 2007 (as amended from time to time), among Olin Funding Company LLC, as seller, CAFCO, LLC and Variable Funding Capital Company LLC, as investors, Citibank, N.A. and Wachovia Bank, National Association, (“Wachovia Bank”) as banks, Citicorp North America, Inc. (“CNAI”) as program agent, CNAI and Wachovia Bank, as investor agents, and Olin Corporation, as collection agent—Exhibit 10.16 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

(yy)
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

Shareholders may obtain information from Wells Fargo Shareowner Services, our registrar and transfer agent, who also manages our Dividend Reinvestment Plan by writing to: Wells Fargo Shareowner Services, PO Box 64874, St. Paul, MN 55164-0874, by telephone at (800) 468-9716 or via the Internet at www.shareowneronline.com, click on “contact us”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2010
OLIN CORPORATION

By /s/ JOSEPH D. RUPP
Joseph D. Rupp Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2010

/s/ GRAY G. BENOIST Gray G. Benoist	Director	February 24, 2010

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 24, 2010

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 24, 2010

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 24, 2010

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 24, 2010

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	February 24, 2010

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	February 24, 2010

/s/ VINCENT J. SMITH Vincent J. Smith	Director	February 24, 2010

/s/ JOHN E. FISCHER John E. Fischer	Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2010

/s/ TODD A. SLATER Todd A. Slater	Vice President and Controller (Principal Accounting Officer)	February 24, 2010

Audited Financial Statements

SunBelt Chlor Alkali Partnership
Years Ended December 31, 2009 and 2008
With Report of Independent Registered Public Accounting Firm

SunBelt Chlor Alkali Partnership

Audited Financial Statements

Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

The Partners
SunBelt Chlor Alkali Partnership

We have audited the accompanying balance sheets of SunBelt Chlor Alkali Partnership as of December 31, 2009 and 2008, and the related statements of income, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SunBelt Chlor Alkali Partnership at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

Cleveland, Ohio
February 18, 2010

SunBelt Chlor Alkali Partnership

Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash	$1,772	$13,230
Receivable from OxyVinyls, LP	5,867,957	2,142,230
Receivables from partners	6,852,165	17,351,616
Inventories	2,195,227	1,804,600
Prepaid expenses and other current assets	1,214,626	1,130,608
Total current assets	16,131,747	22,442,284

Property, plant and equipment, net	93,476,246	106,956,187
Deferred financing costs, net	641,183	721,330
Total assets	$110,249,176	$130,119,801

Liabilities and partners’ capital
Current liabilities:
Amounts payable to partners	$9,226,131	$7,466,830
Current portion of long-term debt	12,187,500	12,187,500
Total current liabilities	21,413,631	19,654,330

Long-term debt	85,312,500	97,500,000

Partners’ capital	3,523,045	12,965,471
Total liabilities and partners’ capital	$110,249,176	$130,119,801

See accompanying notes.

SunBelt Chlor Alkali Partnership

Income Statements

	Years Ended December 31,
	2009	2008	2007

Revenues	$167,442,320	$173,019,093	$180,555,764

Operating costs and expenses:
Cost of sales	71,292,948	70,475,462	62,255,321
Depreciation and amortization	16,266,895	15,163,235	14,866,744
Loss on disposal of assets	397,166	2,125,117	118,249
Administrative and general expenses	11,906,084	11,663,995	12,042,123
	99,863,093	99,427,809	89,282,437
Operating income	67,579,227	73,591,284	91,273,327

Other income	―	372,631	―
Interest expense	(7,930,406)	(8,811,563)	(9,692,719)
Interest income	44,335	374,620	802,271
Income before taxes	59,693,156	65,526,972	82,382,879
State income tax expense	(315,000)	(435,000)	(376,271)
Net income	$59,378,156	$65,091,972	$82,006,608

See accompanying notes.

SunBelt Chlor Alkali Partnership

Statements of Partners’ Capital (Deficit)

	Partners
	Olin SunBelt Inc.	1997 Chlor Alkali Venture, Inc.	Total

Balance at December 31, 2006	$(2,612,969)	$(2,612,969)	$(5,225,938)
Cash distributions to partners	(35,048,793)	(35,048,793)	(70,097,585)
Net income	41,003,304	41,003,304	82,006,608
Balance at December 31, 2007	3,341,542	3,341,542	6,683,085
Cash distributions to partners	(29,404,793)	(29,404,793)	(58,809,586)
Net income	32,545,986	32,545,986	65,091,972
Balance at December 31, 2008	6,482,735	6,482,735	12,965,471
Cash distributions to partners	(34,410,291)	(34,410,291)	(68,820,582)
Net income	29,689,078	29,689,078	59,378,156
Balance at December 31, 2009	$1,761,522	$1,761,522	$3,523,045

See accompanying notes.

SunBelt Chlor Alkali Partnership

Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Operating activities
Net income	$59,378,156	$65,091,972	$82,006,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,266,895	15,163,235	14,866,744
Loss on disposal of assets	397,166	2,125,117	118,249
Changes in assets and liabilities:
Receivables from OxyVinyls	(3,725,727)	3,884,544	1,705,864
Receivables from partners	10,499,451	1,455,519	(4,503,853)
Inventories	(390,627)	9,047	(206,513)
Amounts payable to partners	1,759,301	(1,370,177)	(1,096,006)
Prepaid expenses and other assets	(84,018)	2,694	327,468
Net cash provided by operating activities	84,100,597	86,361,951	93,218,561

Investing activities
Purchases of property, plant and equipment	(3,105,973)	(15,352,635)	(10,933,476)
Proceeds on sale of property, plant, and equipment	2,000	―	―
Net cash used by investing activities	(3,103,973)	(15,352,635)	(10,933,476)

Financing activities
Cash distributions to partners	(68,820,582)	(58,809,586)	(70,097,585)
Principal payments on long-term debt	(12,187,500)	(12,187,500)	(12,187,500)
Net cash used by financing activities	(81,008,082)	(70,997,086)	(82,285,085)

Net increase (decrease) in cash	(11,458)	12,230	―
Cash at beginning of year	13,230	1,000	1,000
Cash and cash equivalents at end of year	$1,772	$13,230	$1,000

See accompanying notes.

SunBelt Chlor Alkali Partnership

Notes to Financial Statements

December 31, 2009 and 2008

1. Organization

SunBelt Chlor Alkali Partnership (the Partnership) was formed on August 23, 1996, under a Partnership Agreement, between 1997 Chlor Alkali Venture, Inc. and Olin SunBelt Inc. (the Partners). 1997 Chlor Alkali Venture, Inc. is a wholly owned subsidiary of PolyOne Corporation (formerly The Geon Company) and Olin SunBelt Inc. is a wholly owned subsidiary of the Olin Corporation. Each of the Partners has a 50% interest in the Partnership. The Partnership Agreement provides that the capital investment of the Partners will be maintained and the Partnership’s income or loss will be allocated to the Partners based on their ownership interest percentages.

The Partnership was formed for the purpose of construction and operation of a Chlor-Alkali facility. The facility, which is located in McIntosh, Alabama produces chlorine, caustic soda and hydrogen.

2. Significant Accounting Policies

Cash and Cash Equivalent

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents held by the Partnership as of December 31, 2009 and 2008.

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

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

2. Significant Accounting Policies (continued)

Deferred Financing Costs

Costs incurred by the Partnership in obtaining its long-term debt are deferred and amortized over the term of the debt using the effective interest method.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments.  The fair value of our long-term debt was estimated based on current market rates for debt of similar risk and maturities.  At December 31, 2009 and 2008, the estimated fair value of debt was approximately $97,300,000 and $84,500,000, which compares to debt recorded on the balance sheet of $97,500,000 and $109,687,500 at December 31, 2009 and 2008, respectively.

Revenue Recognition

The Partnership recognizes revenues upon passage of title which is based on shipping terms.

Shipping and Handling Costs

Shipping and handling costs are reflected in costs of sales.

Income Taxes

No provision is made for income taxes other than the Texas state gross margin tax as the Partnership’s results of operations are includable in the tax returns of the Partners. The Partnership paid taxes of $317,193 in 2009, $435,000 in 2008 and $0 in 2007.

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

Risks and Uncertainties

Since the Partnership’s major products are commodities, significant changes in the prices of chemical products could have a significant impact on the results of operations for any particular period. The Partnership had one major chlorine customer, OxyVinyls LP, during the periods presented, which accounted for 38%, 31%, and 38% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively.

Subsequent Events

Events subsequent to December 31, 2009 have been evaluated through February 18, 2010, the date of issuance of these financial statements.  There were no subsequent events requiring recognition in these financial statements for the year ended December 31, 2009.

3. Inventories

Inventories are comprised as follows:
	December 31,
	2009	2008

Finished goods	$1,230,161	$803,826
Production parts	965,066	1,000,774
	$2,195,227	$1,804,600

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

4. Property, Plant and Equipment, net

Property, plant and equipment, net are comprised as follows:
	December 31,
	2009	2008

Land and land improvements	$4,862,826	$4,862,826
Building	4,084,254	4,084,254
Machinery and equipment	239,096,069	236,246,567
Construction-in-process	843,473	1,807,849
	248,886,622	247,001,496
Less allowance for depreciation	155,410,376	140,045,309
	$93,476,246	$106,956,187

5. Transactions With Affiliates

The Partnership has various management service agreements, dated August 23, 1996, with the Olin Corporation. These agreements, which include compensation for managing the facility, an asset utilization fee, a fleet fee and a distribution fee, have terms from five to ten years with five year price adjustment renewals. Charges for these services were $8,412,847, $8,150,580, and $8,309,350 for 2009, 2008 and 2007, respectively, and are included in administrative and general expenses in the income statements.

The Partnership’s cash policy prohibits distributions to the Partners until the cash balance is sufficient to cover both the debt principal payments and interest expense for the year. The Partnership made distributions to the Partners totaling $68,820,581, $58,809,586 and $70,097,585 in 2009, 2008 and 2007, respectively.

In accordance with the Partnership Operating Agreement, the majority of chlorine produced by the Partnership is sold to OxyVinyls LP which was 24% owned by PolyOne Corporation until July 6, 2007. The remaining chlorine and all of the caustic soda produced by the Partnership is marketed and distributed by the Olin Corporation.

6. Long-Term Debt

On December 23, 1997, the Partnership borrowed $195,000,000 in a private placement of debt. The debt is secured by the property, plant, equipment and inventory of the Partnership. The term of the loan is 20 years at an interest rate of 7.23%. The first principal payment of $12,187,500 was paid on December 22, 2002, with equal annual payments due through December 22, 2017. Interest is payable semi-annually in arrears on June 22 and December 22. Interest payments totaled $7,930,406, $8,811,563, and $9,692,719 in 2009, 2008 and 2007, respectively. The debt is guaranteed by the Partners.

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

7. Leases

The Partnership has operating leases for certain property, machinery and equipment. At December 31, 2009, future minimum lease payments under noncancelable operating leases are as follows:

2010	$2,107,826
2011	2,107,826
2012	2,107,826
2013	2,107,826
2014	1,840,451
Thereafter	1,724,942
Total minimum future lease payments	$11,996,697

Rent expense was $1,879,007, $1,743,882 and $2,047,601 for the years ended December 31, 2009, 2008 and 2007, respectively.

8. Commitments and Contingencies

The Partnership is subject to legal proceedings and claims that arise in the ordinary course of its business. Management evaluates each claim and provides for any potential loss when the loss is probable and reasonably estimable. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial condition, results of operations, or cash flows of the Partnership.

EXHIBIT INDEX

See Item 15(a)(3) for a list of all exhibits required under Item 601 of Regulation S-K, including those incorporated by reference from other filings.  Set forth below are those exhibits included with this filing:

Exhibit No.	Description

10(dd)	Olin Corporation Contributing Employee Ownership Plan Amended and Restated effective as of December 31, 2009

11	Computation of Per Share Earnings (included in the Note–“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8.)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer