Form 10-Q
period 2010-03-31
OLIN CORP
filed 2010-04-28
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of March 31, 2010, 78,867,179 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2010	December 31, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$411.0	$458.5	$168.6
Receivables, net	197.1	183.3	216.4
Income tax receivable	19.3	19.4	2.7
Inventories	156.4	123.8	166.5
Current deferred income taxes	50.1	50.5	60.1
Other current assets	22.3	24.8	11.5
Total current assets	856.2	860.3	625.8
Property, plant and equipment (less accumulated depreciation of $1,017.5, $1,001.3 and $970.6)	688.5	695.4	659.4
Prepaid pension costs	14.5	5.0	―
Deferred income taxes	―	―	23.5
Other assets	71.8	71.0	83.3
Goodwill	300.3	300.3	301.9
Total assets	$1,931.3	$1,932.0	$1,693.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121.1	$117.8	$124.2
Accrued liabilities	192.4	193.1	202.6
Total current liabilities	313.5	310.9	326.8
Long-term debt	397.1	398.4	253.4
Accrued pension liability	55.7	56.6	43.3
Deferred income taxes	26.6	25.8	6.0
Other liabilities	316.4	318.0	304.3
Total liabilities	1,109.3	1,109.7	933.8
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares;
issued and outstanding 78.9, 78.7 and 77.9 shares	78.9	78.7	77.9
Additional paid-in capital	826.8	823.1	809.3
Accumulated other comprehensive loss	(250.7)	(248.2)	(253.8)
Retained earnings	167.0	168.7	126.7
Total shareholders’ equity	822.0	822.3	760.1
Total liabilities and shareholders’ equity	$1,931.3	$1,932.0	$1,693.9

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Sales	$362.0	$400.6
Operating expenses:
Cost of goods sold	312.5	306.2
Selling and administration	32.1	39.2
Other operating income	2.3	5.5
Operating income	19.7	60.7
Earnings of non-consolidated affiliates	2.2	14.8
Interest expense	6.9	1.6
Interest income	0.2	0.5
Income before taxes	15.2	74.4
Income tax provision	1.1	27.7
Net income	$14.1	$46.7
Net income per common share:
Basic	$0.18	$0.60
Diluted	$0.18	$0.60
Dividends per common share	$0.20	$0.20
Average common shares outstanding:
Basic	78.8	77.5
Diluted	79.4	77.6

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares Issued	Par Value
Balance at January 1, 2009	77.3	$77.3	$801.6	$(269.4)	$95.5	$705.0
Comprehensive income:
Net income	―	―	―	―	46.7	46.7
Translation adjustment	―	―	―	(0.3)	―	(0.3)
Net unrealized gain	―	―	―	13.9	―	13.9
Amortization of prior service costs and actuarial losses, net	―	―	―	2.0	―	2.0
Comprehensive income						62.3
Dividends paid:
Common stock ($0.20 per share)	―	―	―	―	(15.5)	(15.5)
Common stock issued for:
Employee benefit plans	0.6	0.6	6.6	―	―	7.2
Other transactions	―	―	0.3	―	―	0.3
Stock-based compensation	―	―	0.8	―	―	0.8
Balance at March 31, 2009	77.9	$77.9	$809.3	$(253.8)	$126.7	$760.1
Balance at January 1, 2010	78.7	$78.7	$823.1	$(248.2)	$168.7	$822.3
Comprehensive income:
Net income	―	―	―	―	14.1	14.1
Translation adjustment	―	―	―	(0.4)	―	(0.4)
Net unrealized loss	―	―	―	(4.6)	―	(4.6)
Amortization of prior service costs and actuarial losses, net	―	―	―	2.5	―	2.5
Comprehensive income						11.6
Dividends paid:
Common stock ($0.20 per share)	―	―	―	―	(15.8)	(15.8)
Common stock issued for:
Employee benefit plans	0.2	0.2	2.3	―	―	2.5
Other transactions	―	―	0.1	―	―	0.1
Stock-based compensation	―	―	1.3	―	―	1.3
Balance at March 31, 2010	78.9	$78.9	$826.8	$(250.7)	$167.0	$822.0

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)
	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$14.1	$46.7
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(2.2)	(14.8)
Other operating income – gains on disposition of property, plant and equipment	(2.0)	(5.0)
Stock-based compensation	1.5	1.1
Depreciation and amortization	21.6	16.6
Deferred income taxes	2.5	21.2
Qualified pension plan contributions	(2.4)	(1.0)
Qualified pension plan income	(6.0)	(5.0)
Common stock issued under employee benefit plans	0.3	0.6
Change in:
Receivables	(13.8)	(3.4)
Income taxes receivable	0.1	(3.3)
Inventories	(32.6)	(35.1)
Other current assets	(4.4)	(0.6)
Accounts payable and accrued liabilities	8.8	(46.3)
Other assets	(0.1)	―
Other noncurrent liabilities	0.4	0.8
Other operating activities	(0.2)	0.2
Net operating activities	(14.4)	(27.3)
Investing Activities
Capital expenditures	(21.4)	(49.8)
Proceeds from disposition of property, plant and equipment	2.5	5.5
(Advances to) distributions from affiliated companies, net	(0.2)	1.4
Other investing activities	(0.4)	(0.3)
Net investing activities	(19.5)	(43.2)
Financing Activities
Long-term debt borrowings	―	1.5
Issuance of common stock	2.2	6.6
Dividends paid	(15.8)	(15.5)
Net financing activities	(13.6)	(7.4)
Net decrease in cash and cash equivalents	(47.5)	(77.9)
Cash and cash equivalents, beginning of period	458.5	246.5
Cash and cash equivalents, end of period	$411.0	$168.6
Cash paid (received) for interest and income taxes:
Interest	$7.6	$0.2
Income taxes, net of refunds	$(0.3)	$9.3
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$6.8	$12.8

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate.  We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies, and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Certain reclassifications were made to prior year amounts to conform to the 2010 presentation.

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

Allowance for doubtful accounts receivable consisted of the following:
	March 31,
	2010	2009
	($ in millions)
Balance at beginning of year	$3.3	$5.0
Provisions charged	0.1	4.7
Write-offs, net of recoveries	―	(2.7)
Balance at end of period	$3.4	$7.0

INVENTORIES

Inventories consisted of the following:
	March 31, 2010	December 31, 2009	March 31, 2009
	($ in millions)
Supplies	$29.3	$29.0	$26.7
Raw materials	60.3	52.2	77.6
Work in process	27.6	23.0	27.8
Finished goods	97.5	77.8	117.4
	214.7	182.0	249.5
LIFO reserve	(58.3)	(58.2)	(83.0)
Inventories, net	$156.4	$123.8	$166.5

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts, and maintenance parts.  Elements of costs in inventories included raw materials, direct labor, and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2010, reflect certain estimates relating to inventory quantities and costs at December 31, 2010.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $58.3 million, $58.2 million and $83.0 million higher than reported at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2010	2009
Computation of Basic Income per Share	($ and shares in millions, except per share data)
Net income	$14.1	$46.7
Basic shares	78.8	77.5
Basic net income per share	$0.18	$0.60
Computation of Diluted Income per Share
Diluted shares:
Basic shares	78.8	77.5
Stock-based compensation	0.6	0.1
Diluted shares	79.4	77.6
Diluted net income per share	$0.18	$0.60

The computation of dilutive shares from stock-based compensation does not include 0.7 million and 0.3 million shares for the three months ended March 31, 2010 and 2009, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2009 and are expected to be material to operating results in 2010.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $164.2 million, $166.1 million, and $160.1 million at March 31, 2010, December 31, 2009, and March 31, 2009, respectively, of which $129.2 million, $131.1 million, and $125.1 million, respectively, were classified as other noncurrent liabilities.

	Three Months Ended March 31,
	2010	2009
	($ in millions)
Charges to income	$0.6	$4.8
Recoveries from third parties of costs incurred and expensed in prior periods	(2.6)	―
Total environmental (income) expense	$(2.0)	$4.8

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

SHAREHOLDERS’ EQUITY

Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock.  We have repurchased 4,845,924 shares under the April 1998 program.  There were no share repurchases during the three month periods ended March 31, 2010 and 2009.  At March 31, 2010, 154,076 shares remained authorized to be purchased.

We issued less than 0.1 million shares with a total value of less than $0.1 million, representing stock options exercised for both the three months ended March 31, 2010 and 2009.  In addition, we issued 0.2 million and 0.6 million shares with a total value of $2.5 million and $7.2 million for the three months ended March 31, 2010 and 2009, respectively, in connection with our Contributing Employee Ownership Plan (CEOP).  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective January 1, 2010, we suspended our CEOP match on all salaried and certain non-bargained hourly employees’ contributions.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2009	$(5.1)	$(25.0)	$(239.3)	$(269.4)
Unrealized gains (losses)	(0.3)	4.7	―	4.4
Reclassification adjustments into income	―	9.2	2.0	11.2
Balance at March 31, 2009	$(5.4)	$(11.1)	$(237.3)	$(253.8)
Balance at January 1, 2010	$(0.5)	$11.6	$(259.3)	$(248.2)
Unrealized losses	(0.4)	(1.0)	―	(1.4)
Reclassification adjustments into income	―	(3.6)	2.5	(1.1)
Balance at March 31, 2010	$(0.9)	$7.0	$(256.8)	$(250.7)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included a deferred tax (benefit) provision for the three months ended March 31, 2010 and 2009 of $(2.9) million and $8.8 million, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included a deferred tax provision for the three months ended March 31, 2010 and 2009 of $1.6 million and $1.3 million, respectively.

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other operating income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended March 31,
	2010	2009
Sales:	($ in millions)
Chlor Alkali Products	$230.6	$267.7
Winchester	131.4	132.9
Total sales	$362.0	$400.6
Income before taxes:
Chlor Alkali Products(1)	$10.6	$68.7
Winchester	19.5	17.0
Corporate/other:
Pension income(2)	4.7	4.8
Environmental income (expense)(3)	2.0	(4.8)
Other corporate and unallocated costs	(17.2)	(15.7)
Other operating income(4)	2.3	5.5
Interest expense(5)	(6.9)	(1.6)
Interest income	0.2	0.5
Income before taxes	$15.2	$74.4

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings from non-consolidated affiliates were $2.2 million and $14.8 million for the three months ended March 31, 2010 and 2009, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  All other components of pension costs are included in corporate/other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.  Pension income for the three months ended March 31, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

(3)	Environmental income (expense) for the three months ended March 31, 2010 included $2.6 million of recoveries from third parties for costs incurred and expensed in prior periods.

(4)
Other operating income for the three months ended March 31, 2010 and 2009 included $2.0 million and $1.3 million, respectively, of gains on the disposal of assets primarily associated with the St. Gabriel, LA conversion and expansion project.  Other operating income for the three months ended March 31, 2009 also included a $3.7 million gain on the sale of land.

(5)	Interest expense was reduced by capitalized interest of $0.1 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively.

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards, and deferred directors’ compensation.  Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2010	2009
	($ in millions)
Stock-based compensation	$2.0	$1.9
Mark-to-market adjustments	0.8	(1.1)
Total expense	$2.8	$0.8

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant date	2010	2009
Dividend yield	4.32%	4.26%
Risk-free interest rate	3.00%	2.32%
Expected volatility	42%	40%
Expected life (years)	7.0	7.0
Grant fair value (per option)	$4.61	$3.85
Exercise price	$15.68	$14.28
Shares granted	803,750	866,250

Dividend yield for 2010 and 2009 was based on a historical average.  Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options.  Expected volatility was based on our historical stock price movements, and we believe that historical experience is the best available indicator of the expected volatility.  Expected life of the option grant was based on historical exercise and cancellation patterns, and we believe that historical experience is the best estimate of future exercise patterns.

INVESTMENTS – AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which is accounted for using the equity method of accounting.  The condensed financial positions and results of operations of SunBelt in its entirety were as follows:

100% Basis	March 31, 2010	December 31, 2009	March 31, 2009
Condensed balance sheet data:	($ in millions)
Current assets	$23.0	$16.1	$50.3
Noncurrent assets	90.4	94.1	105.2
Current liabilities	23.0	21.4	21.5
Noncurrent liabilities	85.3	85.3	97.5

	Three Months Ended March 31,
	2010	2009
Condensed income statement data:	($ in millions)
Sales	$27.6	$52.5
Gross profit	6.2	30.5
Net income	1.6	25.6

The amount of cumulative unremitted earnings of SunBelt was $5.1 million, $3.5 million and $36.5 million at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.  We received distributions from SunBelt totaling zero and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.  We have not made any contributions in 2010 or 2009.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours.  Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $0.8 million for both the three months ended March 31, 2010 and 2009.  The operating results from SunBelt included interest expense of $0.9 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $2.1 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these SunBelt Notes was $48.8 million at March 31, 2010.  In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes.  In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In addition to SunBelt, we have two other investments, which are accounted for under the equity method.  The following table summarizes our investments in our equity affiliates:
	March 31, 2010	December 31, 2009	March 31, 2009
	($ in millions)
SunBelt	$(1.9)	$(4.1)	$8.8
Bay Gas	12.9	12.6	11.0
Bleach joint venture	11.0	11.1	12.5
Investments in equity affiliates	$22.0	$19.6	$32.3

The following table summarizes our equity earnings of non-consolidated affiliates:
	Three Months Ended March 31,
	2010	2009
	($ in millions)
SunBelt	$1.6	$13.6
Bay Gas	0.4	0.4
Bleach joint venture	0.2	0.8
Equity earnings of non-consolidated affiliates	$2.2	$14.8

We paid net settlements of advances to our non-consolidated affiliates of $0.2 million for the three months ended March 31, 2010.  We received net settlement of advances from our non-consolidated affiliates of $1.4 million for the three months ended March 31, 2009.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Expenses of the defined contribution pension plans were $4.0 million for both the three months ended March 31, 2010 and 2009.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.6	$1.7	$0.4	$0.4
Interest cost	24.8	25.9	1.0	1.1
Expected return on plans’ assets	(34.7)	(33.9)	―	―
Amortization of prior service cost	0.2	0.2	(0.1)	―
Recognized actuarial loss	3.3	2.4	0.7	0.6
Net periodic benefit (income) cost	$(4.8)	$(3.7)	$2.0	$2.1

We made contributions to our foreign defined benefit pension plan of $2.4 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.  In March 2010, we recorded a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income before taxes.

	Three Months Ended March 31,
Effective Tax Rate Reconciliation (Percent)	2010	2009
Statutory federal tax rate	35.0	35.0
Foreign rate differential	(0.5)	(0.1)
Domestic manufacturing/export tax incentive	―	(0.8)
Dividends paid to CEOP	(3.2)	(0.4)
State income taxes, net	(0.9)	3.1
Reductions due to statute of limitations	(12.1)	―
Change in valuation allowance	(10.4)	―
Return to provision	(2.4)	―
Other, net	1.7	0.4
Effective tax rate	7.2	37.2

The effective tax rate for the three months ended March 31, 2010 included a benefit of $1.6 million related to the release of a portion of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.

As of March 31, 2010, we had $48.9 million of gross unrecognized tax benefits, of which $46.5 million would impact the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:
	March 31,
	2010	2009
	($ in millions)
Balance at beginning of year	$50.8	$50.2
Increases for prior year tax positions	0.1	―
Decrease for prior year tax positions	(0.3)	(0.1)
Increases for current year tax positions	0.1	―
Reductions due to statute of limitations	(1.8)	―
Balance at end of period	$48.9	$50.1

As of March 31, 2010, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $8.8 million over the next twelve months.  The reduction primarily relates to settlements with taxing authorities and the lapse of federal, state, and foreign statutes of limitation.

Our federal and Canadian income tax returns for 2006 to 2008 are open tax years under the statute of limitations.  We file in numerous states, Canadian provinces and foreign jurisdictions with varying statutes of limitation.  The tax years 2004 through 2008 are open depending on each jurisdiction’s unique statute of limitation.  The Internal Revenue Service (IRS) has commenced an audit of our U.S. income tax return for 2006.  We believe we have adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position.

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

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities, and our operations that use foreign currencies.  The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.  We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks.  Accounting Standards Codification (ASC) 815 “Derivatives and Hedging” (ASC 815), formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  In accordance with ASC 815, we designate commodity forward contracts as cash flow hedges of forecasted purchases of commodities and certain interest rate swaps as fair value hedges of fixed-rate borrowings.  We do not enter into any derivative instruments for trading or speculative purposes.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).  All of the currency derivatives expire within two years and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  We had forward contracts to sell foreign currencies with a notional value of zero at both March 31, 2010 and 2009, and $0.3 million at December 31, 2009.  We had forward contracts to buy foreign currencies with a notional value of $1.7 million at March 31, 2010 and December 31, 2009 and zero at March 31, 2009.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 9.125% senior notes due 2011 (2011 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of March 31, 2010, $4.8 million of this gain was included in long-term borrowings.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

Cash flow hedges

ASC 815 requires that all derivative instruments be recorded on the balance sheet at their fair value.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive loss until the hedged item is recognized in earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	March 31, 2010	December 31, 2009	March 31, 2009
	($ in millions)
Copper	$32.7	$34.1	$41.0
Zinc	3.8	3.2	3.5
Lead	25.4	17.0	17.4
Natural gas	8.3	7.1	6.2

As of March 31, 2010, the counterparty to $35.7 million of these commodity forward contracts was Wells Fargo, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in the company's manufacturing process.  At March 31, 2010, we had open positions in futures contracts through 2013.  If all open futures contracts had been settled on March 31, 2010, we would have recognized a pretax gain of $11.2 million.

If commodity prices were to remain at the levels they were at March 31, 2010, approximately $5.5 million of deferred gains would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of March 31, 2010, December 31, 2009 and March 31, 2009, the total notional amount of our interest rate swaps designated as fair value hedges were $151.6 million, $26.6 million and $26.6 million, respectively.  In March 2010, we entered into $125.0 million of interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  These interest rate swaps are treated as fair value hedges.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the condensed financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  We have entered into $151.6 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR).  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009	March 31, 2009	Balance Sheet Location	March 31, 2010	December 31, 2009	March 31, 2009
		($ in millions)				($ in millions)
Interest rate contracts	Other assets	$0.8	$1.4	$2.7	Long-term debt	$5.6	$6.9	$10.8
Commodity contracts – gains	Other current assets	12.0	17.7	―	Accrued liabilities	―	―	(0.9)
Commodity contracts – losses	Other current assets	(1.4)	(0.2)	―	Accrued liabilities	0.8	―	19.5
		$11.4	$18.9	$2.7		$6.4	$6.9	$29.4

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$5.7	$6.0	$8.5	Other liabilities	$1.3	$0.9	$0.3
Commodity contracts – losses	Other current assets	―	―	―	Accrued liabilities	0.7	―	―
Foreign currency contracts	Other current assets	―	―	―	Accrued liabilities	0.1	0.1	―
		$5.7	$6.0	$8.5		$2.1	$1.0	$0.3

Total derivatives(1)		$17.1	$24.9	$11.2		$8.5	$7.9	$29.7

(1)         Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:
		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2010	2009
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(1.6)	$7.7

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$5.8	$(15.1)
Recognized in income (ineffective portion)	Cost of goods sold	(0.3)	(0.4)
		$5.5	$(15.5)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$1.1	$0.9
		$1.1	$0.9

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$0.1	$0.1
Commodity contracts	Cost of goods sold	(0.7)	―
Foreign currency contracts	Selling and administration	―	―
		$(0.6)	$0.1

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of March 31, 2010 and December 31, 2009, the amounts recognized in other current assets for cash collateral provided by counterparties to us was $1.9 million and $2.2 million, respectively.  As of March 31, 2009, the amount recognized in accrued liabilities represented cash collateral totaling $6.5 million that we have the right to reclaim.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Assets and liabilities recorded at fair value in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 “Fair Value Measurements and Disclosures” (ASC 820) and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at March 31, 2010	Level 1		Level 2	Level 3		Total
Assets	($ in millions)
Interest rate swaps	$	―	$6.5	$	―	$6.5
Commodity forward contracts		4.4	6.2		―	10.6
Liabilities
Interest rate swaps	$	―	$6.9	$	―	$6.9
Commodity forward contracts		―	1.5		―	1.5
Foreign currency contracts		0.1	―		―	0.1

Balance at December 31, 2009
Assets
Interest rate swaps	$	―	$7.4	$	―	$7.4
Commodity forward contracts		5.7	11.8		―	17.5
Liabilities
Interest rate swaps	$	―	$7.8	$	―	$7.8
Foreign currency contracts		0.1	―		―	0.1

Balance at March 31, 2009
Assets
Interest rate swaps	$	―	$11.2	$	―	$11.2
Liabilities
Interest rate swaps	$	―	$11.1	$	―	$11.1
Commodity forward contracts		6.6	12.0		―	18.6

For the three months ended March 31, 2010, there were no transfers into or out of Level 1 and Level 2.

Interest rate swaps

The fair value of the interest rate swaps was included in other assets, long-term debt, and other liabilities as of March 31, 2010, December 31, 2009 and March 31, 2009.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity forward contracts

The fair value of the commodity forward contracts was classified in other current assets as of March 31, 2010 and December 31, 2009 and classified in accrued liabilities as of March 31, 2009, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

The fair value of the foreign currency contracts was classified in accrued liabilities as of March 31, 2010 and December 31, 2009, with gains and losses included in selling and administration expense, as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.  The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities.  At March 31, 2010, December 31, 2009, and March 31, 2009, the estimated fair value of debt was $416.0 million, $416.0 million and $238.9 million, respectively, which compares to debt recorded on the balance sheet of $397.1 million, $398.4 million and $253.4 million, respectively.

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

Executive Summary

Chlor Alkali Products’ segment income was $10.6 million for the first quarter of 2010 compared to $68.7 million for the first quarter of 2009, which reflects significantly lower ECU pricing, partially offset by higher volumes.  Pricing during the first quarter of 2009 was a record for our business.  Chlor Alkali Products’ segment income improved sequentially from the fourth quarter of 2009 level of $5.2 million, as both chlorine and caustic soda volumes and ECU netbacks improved.  Operating rates in Chlor Alkali Products for the first quarter of 2010 were 75%, which were higher than both the first quarter of 2009 level of 65% and the fourth quarter of 2009 level of 70%.

First quarter of 2010 ECU netbacks were approximately $440, which was an increase from the approximately $425 experienced in the fourth quarter of 2009.  The first quarter of 2009 record ECU netback was approximately $765.  In December 2009, a $75 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the first quarter of 2010 with the remainder of this price increase expected to be realized in the second quarter of 2010.  During March 2010, an additional $80 per ton caustic soda price increase was announced to be effective April 1, 2010.  While the success of this increase is not yet known, the benefits of this caustic soda price increase, if realized, are expected in our system in the second half of 2010.

Winchester segment income of $19.5 million in the first quarter of 2010, which represented the highest level of first quarter segment income in at least the last two decades, improved 15% compared to the prior year segment income of $17.0 million.  Winchester’s first quarter of 2010 results benefited from lower commodity costs and reduced bad debt expense compared to the first quarter of 2009, which more than offset lower commercial volumes.  Winchester continues to experience the above normal levels of demand that began around the November 2008 presidential election.  The increase in demand has been across the majority of Winchester’s product offerings, including rifle, pistol and rimfire ammunition.  The first quarter of 2010 commercial volumes were 5% below the first quarter of 2009 but approximately 50% higher than the first quarter of 2008.

Income before taxes for the first quarter of 2010 included $2.6 million of recoveries from third parties for environmental costs incurred and expensed in prior periods and included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

The Patient Protection and Affordable Healthcare Act was signed into law on March 23, 2010 and the Healthcare and Education Reconciliation Act of 2010 was signed into law on March 31, 2010, (collectively the Healthcare Acts).  The impact of the Healthcare Acts did not have a material effect on our financial statements.

Consolidated Results of Operations
	Three Months Ended March 31,
	2010	2009
	($ in millions, except per share data)
Sales	$362.0	$400.6
Cost of goods sold	312.5	306.2
Gross margin	49.5	94.4
Selling and administration	32.1	39.2
Other operating income	2.3	5.5
Operating income	19.7	60.7
Earnings of non-consolidated affiliates	2.2	14.8
Interest expense	6.9	1.6
Interest income	0.2	0.5
Income before taxes	15.2	74.4
Income tax provision	1.1	27.7
Net income	$14.1	$46.7
Net income per common share:
Basic	$0.18	$0.60
Diluted	$0.18	$0.60

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Sales for the three months ended March 31, 2010 were $362.0 million compared to $400.6 million last year, a decrease of $38.6 million, or 10%.  Chlor Alkali Products’ sales decreased $37.1 million, or 14%, due to lower ECU prices partially offset by increased shipment volumes.  Our ECU netbacks, excluding SunBelt, decreased 42% compared to the same period in the prior year.  Winchester sales decreased by $1.5 million, or 1%, from the three months ended March 31, 2009 primarily due to lower sales volumes.

Gross margin decreased $44.9 million, or 48%, compared to the three months ended March 31, 2009, primarily as a result of decreased Chlor Alkali gross margin resulting from lower ECU netbacks, partially offset by improved Winchester gross margin resulting from lower commodity and other material costs.  Gross margin in 2010 was positively impacted by lower environmental costs of $6.8 million.  Gross margin as a percentage of sales decreased to 14% in 2010 from 24% in 2009.

Selling and administration expenses for the three months ended March 31, 2010 decreased $7.1 million, or 18%, from the three months ended March 31, 2009 primarily due to a lower provision for doubtful customer accounts receivable of $4.6 million, decreased management incentive compensation of $2.1 million, which was offset by increased mark-to-market adjustments on stock-based compensation of $2.2 million, lower consulting fees of $1.0 million, decreased salary and benefit costs of $0.6 million, a favorable foreign currency impact of $0.6 million and a lower level of legal and legal-related settlement expenses of $0.5 million.  Selling and administration expenses as a percentage of sales were 9% in 2010 and 10% in 2009.

Other operating income for the three months ended March 31, 2010 decreased by $3.2 million from the same period in 2009.  Other operating income for the three months ended March 31, 2010 and 2009 included $2.0 million and $1.3 million, respectively, of gains on the disposition of property, plant and equipment primarily associated with the St. Gabriel, LA conversion and expansion project.  Other operating income for the three months ended March 31, 2009 also included a $3.7 million gain on the sale of land.

The earnings of non-consolidated affiliates were $2.2 million for the three months ended March 31, 2010, a decrease of $12.6 million from the three months ended March 31, 2009, primarily due to lower ECU netbacks at SunBelt.

Interest expense increased by $5.3 million in 2010, primarily due to a higher level of outstanding debt and a decrease of $2.4 million in capitalized interest associated with our St. Gabriel, LA facility conversion and expansion project.

Interest income decreased by $0.3 million in 2010 primarily due to lower short-term interest rates, partially offset by higher average cash balances.

The effective tax rate for the three months ended March 31, 2010 included a $1.8 million reduction in expense associated with the expiration of statutes of limitation in domestic jurisdictions, a $1.6 million reduction in expense related to the release of a portion of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations, and a $0.4 million benefit associated with certain prior years’ tax returns.  After giving consideration to these three items of $3.8 million, the effective tax rate for the three months ended March 31, 2010 of 32.2% was lower than the 35% U.S. federal statutory rate primarily due to favorable permanent tax deduction items and the utilization of certain state tax credits, which offset the effect of state income taxes.  During periods of low earnings, our effective tax rate can be significantly impacted by permanent tax deduction items, return to provision adjustments, changes in tax contingencies and valuation allowances, and tax credits.  The effective tax rate for the three months ended March 31, 2009 of 37.2% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the utilization of certain state tax credits.

Segment Results

We define segment results as income before interest expense, interest income, other operating income, other income, and income taxes, and include the operating results of non-consolidated affiliates.
	Three Months Ended March 31,
	2010	2009
Sales:	($ in millions)
Chlor Alkali Products	$230.6	$267.7
Winchester	131.4	132.9
Total sales	$362.0	$400.6
Income before taxes:
Chlor Alkali Products(1)	$10.6	$68.7
Winchester	19.5	17.0
Corporate/other:
Pension income(2)	4.7	4.8
Environmental income (expense)(3)	2.0	(4.8)
Other corporate and unallocated costs	(17.2)	(15.7)
Other operating income(4)	2.3	5.5
Interest expense(5)	(6.9)	(1.6)
Interest income	0.2	0.5
Income before taxes	$15.2	$74.4

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings from non-consolidated affiliates were $2.2 million and $14.8 million for the three months ended March 31, 2010 and 2009, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  All other components of pension costs are included in corporate/other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.  Pension income for the three months ended March 31, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

(3)	Environmental income (expense) for the three months ended March 31, 2010 included $2.6 million of recoveries from third parties for costs incurred and expensed in prior periods.

(4)
Other operating income for the three months ended March 31, 2010 and 2009 included $2.0 million and $1.3 million, respectively, of gains on the disposal of assets primarily associated with the St. Gabriel, LA conversion and expansion project.  Other operating income for the three months ended March 31, 2009 also included a $3.7 million gain on the sale of land.

(5)	Interest expense was reduced by capitalized interest of $0.1 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively.

Chlor Alkali Products

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Chlor Alkali Products’ sales for the three months ended March 31, 2010 were $230.6 million compared to $267.7 million for the three months ended March 31, 2009, a decrease of $37.1 million, or 14%.  The sales decrease was primarily due to lower ECU pricing, which decreased 42% from the three months ended March 31, 2009, partially offset by higher chlorine and caustic soda volumes of 20%.  Volumes for potassium hydroxide more than tripled for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily reflecting a raw material supply disruption that impacted first quarter 2009 volumes.  Bleach volumes increased 12% for the three months ended March 31, 2010 compared to the same period last year, while hydrochloric acid volumes decreased 23% compared to the three months ended March 31, 2009.  Sales of potassium hydroxide, bleach, and hydrochloric acid aggregated to approximately 25% of Chlor Alkali Products’ sales for the three months ended March 31, 2010.  Our ECU netback, excluding SunBelt, was approximately $440 for the three months ended March 31, 2010 compared to approximately $765 for the three months ended March 31, 2009.  Freight costs included in the ECU netback decreased 6% for the three months ended March 31, 2010, compared to the same period last year, which reflects the benefits of increased pipeline shipments associated with the re-start of our St. Gabriel, LA facility.  Our operating rate for the three months ended March 31, 2010 was 75%, compared to the operating rate of 65% for the three months ended March 31, 2009.  The higher operating rate for 2010 resulted from higher chlorine and caustic soda demand.

Chlor Alkali posted segment income of $10.6 million for three months ended March 31, 2010 compared to $68.7 million for the same period in 2009, a decrease of $58.1 million, or 85%.  Chlor Alkali segment income was lower primarily due to lower ECU netbacks ($103.3 million) and lower earnings of non-consolidated affiliates ($12.6 million) primarily related to lower ECU netbacks at SunBelt, partially offset by increased volumes ($38.2 million) and decreased operating costs ($19.6 million), primarily raw materials and electricity.

Winchester

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Winchester sales were $131.4 million for the three months ended March 31, 2010 compared to $132.9 million for the three months ended March 31, 2009, a decrease of $1.5 million, or 1%.  Sales of ammunition to domestic and international commercial customers decreased $7.3 million.  These decreases were offset by higher shipments to military customers of $2.4 million, increased shipments to industrial customers, who primarily supply the construction sector, of $1.4 million and higher shipments to law enforcement agencies of $1.0 million.

Winchester reported segment income of $19.5 million for the three months ended March 31, 2010 compared to $17.0 million for the three months ended March 31, 2009, an increase of $2.5 million, or 15%.  The increase was primarily due to the impact of decreased commodity and other material costs and lower bad debt costs ($5.5 million), partially offset by decreased volumes and lower selling prices ($3.0 million).

Corporate/Other

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

For the three months ended March 31, 2010, pension income included in corporate/other was $4.7 million compared to $4.8 million for the three months ended March 31, 2009.  Pension income for the three months ended March 31, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.  On a total company basis, defined benefit pension income for the three months ended March 31, 2010 was $4.8 million compared to $3.7 million for the three months ended March 31, 2009.

Credits to income for environmental investigatory and remedial activities were $2.0 million for the three months ended March 31, 2010, which includes $2.6 million of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries in 2010, charges to income for environmental investigatory and remedial activities would have been $0.6 million for the three months ended March 31, 2010 compared with $4.8 million for the three months ended March 31, 2009.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2010, other corporate and unallocated costs were $17.2 million compared with $15.7 million in 2009, an increase of $1.5 million, or 10%.  The increase was primarily due to higher stock-based compensation costs of $2.3 million, primarily resulting from mark-to-market adjustments, and increased insurance costs of $1.1 million, partially offset by decreased legal and legal-related settlement expenses of $0.9 million and lower asset retirement obligation charges of $0.6 million.

Outlook

Net income in the second quarter of 2010 is projected to be in the $0.15 to $0.20 per diluted share range compared with $0.36 per diluted share in the second quarter of 2009.

Chlor Alkali Products second quarter of 2010 segment earnings are expected to more than double compared to the first quarter of 2010, as we are anticipating improvement in demand and ECU pricing as compared to the first quarter of 2010.  We also expect the second quarter 2010 chlorine and caustic soda shipment volumes to improve from the second quarter of 2009.  Chlor Alkali Products’ operating rates in the second quarter of 2010 are forecast to be in the low to mid 80% range, which is an improvement from both the first quarter of 2010 level of 75% and the second quarter of 2009 level of 70%.

First quarter of 2010 ECU netbacks were approximately $440, which was an increase from the approximately $425 experienced in the fourth quarter of 2009.  Second quarter 2010 ECU netbacks are anticipated to improve sequentially from the first quarter of 2010.  We believe that ECU netbacks, in our system, bottomed out in the third quarter of 2009.  In December 2009, a $75 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the first quarter of 2010 with the remainder of this price increase expected to be realized in the second quarter of 2010.  During March 2010, an additional $80 per ton caustic soda price increase was announced to be effective April 1, 2010.  While the success of this increase is not yet known, the benefits of this caustic soda price increase, if realized, are expected in our system in the second half of 2010.

Winchester second quarter 2010 segment earnings are expected to decline from the first quarter of 2010 due to normal seasonal demand and higher commodity prices.  Winchester continues to experience the above normal levels of demand that began around the November 2008 presidential election.  The increase in demand has been across the majority of Winchester’s product offerings, including rifle, pistol and rimfire ammunition.  The first quarter of 2010 commercial volumes were 5% below the first quarter of 2009 but approximately 50% higher than the first quarter of 2008.  We have begun to see certain product offerings, such as hunting rifle, where inventory in the customer supply chain system has improved.  However, we believe there continues to be an industry-wide lack of pistol ammunition inventory as it remains in short supply.  Winchester anticipates that higher than normal levels of demand will continue at least through the second quarter of 2010 but at lower levels than were experienced in 2009.

The spot market price of copper has increased from $2.26 per pound at June 30, 2009 to $3.55 per pound at March 31, 2010, while lead has increased from $0.78 per pound to $0.96 per pound over the same period.  As a reminder, Winchester uses approximately three times as much lead as copper.  As a result of the increase in commodity costs, Winchester has announced price increases of three percent to five percent to be effective April 1, 2010.  The success of these price increases is uncertain.

First quarter 2010 credits for environmental investigatory and remedial activities were $2.0 million, which included $2.6 million of recoveries from third parties for environmental costs incurred and expensed in prior periods.  Charges to income for environmental investigatory and remedial activities are forecast to increase to the $6 million to $8 million range in the second quarter of 2010.  This second quarter 2010 forecast for environmental investigatory and remedial costs does not include any recovery of costs incurred and expensed in prior periods.  Without the 2009 recoveries of $82.1 million of environmental costs incurred and expensed in prior periods, we anticipate that the full year 2010 charges for environmental investigatory and remedial activities will be 5% to 10% greater than the 2009 level of $24.1 million.  We do believe that there are additional opportunities to recover environmental costs incurred and expensed in prior periods in 2010, but the timing and the amount of any additional recoveries are uncertain.

We believe the second quarter 2010 effective tax rate will be in the 32% to 35% range, before favorable adjustments.  The second quarter 2010 forecast includes approximately $2 million of favorable adjustments to income tax expense, related to the expiration of statutes of limitations and the reduction of a valuation allowance associated with foreign tax credits.  During periods of low earnings, our effective tax rate can be significantly impacted by permanent tax deduction items, return to provision adjustments, changes in tax contingencies and valuation allowances, and tax credits.

In 2010, we expect our capital spending to be in the $70 million to $80 million range, which includes bleach manufacturing and shipping by railroad expansion projects at three of our chlor alkali facilities.  This anticipated 2010 capital spending compares with the 2009 capital spending of $137.9 million.  We are also in the process of initiating construction of a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.  Capital spending for this project, which is expected to be in the $15 million to $20 million range, should occur in 2010 and 2011.  Additional investments in low salt, high strength bleach are being evaluated.  As a result of the capitalization of the St. Gabriel, LA conversion and expansion project in late 2009, we expect 2010 depreciation expense to be in the $85 million to $90 million range.

Environmental Matters

    Environmental provisions (credited) charged to income were as follows:
	Three Months Ended March 31,
	2010	2009
	($ in millions)
Charges to income	$0.6	$4.8
Recoveries from third parties of costs incurred and expensed in prior periods	(2.6)	―
Total environmental (income) expense	$(2.0)	$4.8

Our liabilities for future environmental expenditures were as follows:
	March 31,
	2010	2009
	($ in millions)
Balance at beginning of year	$166.1	$158.9
Charges to income	0.6	4.8
Remedial and investigatory spending	(2.9)	(3.3)
Currency translation adjustments	0.4	(0.3)
Balance at end of period	$164.2	$160.1

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2010 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $35 million range.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.4 million at March 31, 2010.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2009 and are expected to be material to operating results in 2010 and future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $164.2 million at March 31, 2010, $166.1 million at December 31, 2009, and $160.1 million at March 31, 2009, of which $129.2 million, $131.1 million, and $125.1 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $50 million to $70 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, and our ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site.  There exists the possibility of recovering a portion of these costs from other parties.  We account for gain contingencies in accordance with the provisions of ASC 450 “Contingencies” (ASC 450), and therefore do not record gain contingencies and recognize income until it is earned and realizable.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data
	Three Months Ended March 31,
	2010	2009
Used For	($ in millions)
Net operating activities	$(14.4)	$(27.3)
Capital expenditures	(21.4)	(49.8)
Net investing activities	(19.5)	(43.2)
Net financing activities	(13.6)	(7.4)

Operating Activities

For the three months ended March 31, 2010, cash used for operating activities decreased by $12.9 million from the three months ended March 31, 2009, primarily due to a smaller increase in working capital.  For the three months ended March 31, 2010, working capital increased $41.9 million compared with an increase of $88.7 million in 2009.  Receivables increased from December 31, 2009 by $13.8 million as a result of higher sales in the first quarter of 2010 compared with the fourth quarter of 2009.  Our first quarter 2010 days sales outstanding decreased by approximately two days from the prior year.  Inventories increased from December 31, 2009 by $32.6 million primarily due to a typical seasonal increase in Winchester and Chlor Alkali Products.  The 2010 cash from operations was also impacted by a $9.6 million decrease in cash tax payments.  The three months ended March 31, 2010 and 2009 included contributions to our foreign defined benefit pension plan of $2.4 million and $1.0 million, respectively.

Investing Activities

Capital spending of $21.4 million for the three months ended March 31, 2010 was $28.4 million lower than the corresponding period in 2009.  The decreased capital spending was primarily due to the completion of the St. Gabriel, LA conversion and expansion project in the fourth quarter of 2009.  For the total year, we expect our capital spending to be in the $70 million to $80 million range, which includes bleach manufacturing and shipping by railroad expansion projects at three of our Chlor Alkali facilities.  We are also in the process of initiating construction of a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.  Capital spending for this project, which is expected to be in the $15 million to $20 million range, should occur in 2010 and 2011.  We expect depreciation to be in the $85 million to $90 million range for full-year 2010.

The 2010 decrease in distributions from affiliated companies primarily reflected the impact of net cash advanced to SunBelt.

Financing Activities

In February 2009, we reissued $1.5 million of variable rate Mississippi industrial revenue bonds, which were redeemed by us at par value in October 2008.  These were originally issued in 2005 in conjunction with our relocation of a portion of our Winchester operations to Oxford, MS.

We issued 0.2 million and 0.6 million shares of common stock with a total value of $2.5 million and $7.2 million to the CEOP for the three months ended March 31, 2010 and 2009, respectively.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective January 1, 2010, we suspended our CEOP match on all salaried and certain non-bargained hourly employees’ contributions.  We issued less than 0.1 million shares with a total value of less than $0.1 million representing stock options exercised for both the three months ended March 31, 2010 and 2009.

The percent of total debt to total capitalization of 32.6% at March 31, 2010 did not change from December 31, 2009.

In the first quarter of 2010 and 2009, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the three months ended March 31, 2010 and 2009 were $15.8 million and $15.5 million, respectively.  On April 22, 2010, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 10, 2010 to shareholders of record on May 10, 2010.

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

For the three months ended March 31, 2010, cash used for operating activities decreased by $12.9 million from the three months ended March 31, 2009, primarily due to a smaller increase in working capital.  For the three months ended March 31, 2010, working capital increased $41.9 million compared with an increase of $88.7 million in 2009.  Receivables increased from December 31, 2009 by $13.8 million as a result of higher sales in the first quarter of 2010 compared with the fourth quarter of 2009.  Our first quarter 2010 days sales outstanding decreased by approximately two days from the prior year.  Inventories increased from December 31, 2009 by $32.6 million primarily due to a typical seasonal increase in Winchester and Chlor Alkali Products.  The 2010 cash from operations was also impacted by a $9.6 million decrease in cash tax payments.  The three months ended March 31, 2010 and 2009 included contributions to our foreign defined benefit pension plan of $2.4 million and $1.0 million, respectively.

Capital spending of $21.4 million for the three months ended March 31, 2010 was $28.4 million lower than the corresponding period in 2009.  The decreased capital spending was primarily due to the completion of the St. Gabriel, LA conversion and expansion project in the fourth quarter of 2009.  For the total year, we expect our capital spending to be in the $70 million to $80 million range, which includes bleach manufacturing and shipping by railroad expansion projects at three of our Chlor Alkali facilities.  We are also in the process of initiating construction of a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.  Capital spending for this project, which is expected to be in the $15 million to $20 million range, should occur in 2010 and 2011.  We expect depreciation to be in the $85 million to $90 million range for full-year 2010.

The cash decrease of $47.5 million for the three months ended March 31, 2010, reflects the normal seasonal growth in working capital.  Based on this, we believe the March 31, 2010 cash balance of $411.0 million, and the availability of approximately $220 million of liquidity from our senior revolving credit facility and our Accounts Receivable Facility is sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

In August 2009, we sold $150.0 million of 8.875% Senior Notes (2019 Notes) with a maturity date of August 15, 2019.  The 2019 Notes were issued at 99.19% of par value, providing a yield to maturity to investors of 9.0%.  Interest is paid semi-annually beginning on February 15, 2010.  Proceeds of $145.5 million, after expenses of $3.3 million, from the 2019 Notes were used to further strengthen our long-term liquidity given uncertain economic times.

On October 29, 2007, we entered into a new five-year senior revolving credit facility of $220 million, which replaced a $160 million senior revolving credit facility.  During the first quarter of 2008, we increased our senior revolving credit facility by $20 million to $240 million by adding a new lending institution.  The credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  At March 31, 2010, we had $224.2 million available under this senior revolving credit facility, because we had issued $15.8 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2010 and 2009, and December 31, 2009, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of March 31, 2010, as a result of our restrictive covenant related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio), the maximum additional borrowings available to us were $218.7 million.  This limitation would restrict our ability to borrow the maximum amounts available under our senior revolving credit facility and the Accounts Receivable Facility, which aggregated $299.2 million.  As of March 31, 2010, there were no other covenants or other restrictions that would have limited our ability to borrow.

At March 31, 2010, we had total letters of credit of $42.2 million outstanding, of which $15.8 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have a $35 million letter of credit facility.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, workers compensation insurance policies, and plant closure and post-closure obligations.

We have a $75 million, 364-day Accounts Receivable Facility, renewable annually for five years, which expires in July 2012.  The Accounts Receivable Facility provides for the sale of our eligible trade receivables to a third party conduit through a wholly-owned, bankruptcy-remote, special purpose entity that is consolidated for financial statement purposes.  As of March 31, 2010, we had nothing drawn under the Accounts Receivable Facility.  At March 31, 2010, we had $75 million available under the Accounts Receivable Facility based on eligible trade receivables.  The Accounts Receivable Facility contains specific covenants relating to the ability of the lender to obtain or maintain a first priority lien on the receivables.  In addition, the Accounts Receivable Facility incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility.  As of March 31, 2010, as a result of our restrictive covenant related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio), the maximum additional borrowings available to us were $218.7 million.  This limitation would restrict our ability to borrow the maximum amounts available under our senior revolving credit facility and the Accounts Receivable Facility, which aggregated $299.2 million.  As of March 31, 2010, there were no other covenants or other restrictions that would have limited our ability to borrow.

Our current debt structure is used to fund our business operations.  As of March 31, 2010, we had borrowings of $397.1 million, of which $4.7 million was issued at variable rates.  We have entered into interest rate swaps on $151.6 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In March 2010, we entered into $125.0 million of interest rate swaps on the 2016 Notes.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings.  Accordingly, the swap agreements have been recorded at their fair market value of $0.8 million and are included in other assets on the accompanying condensed balance sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness.  Commitments from banks under our senior revolving credit facility and Accounts Receivable Facility are additional sources of liquidity.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of March 31, 2010, $4.8 million of this gain was included in long-term borrowings.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc.  Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide.  Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us.  The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased.  Commitments related to this agreement are approximately $2.4 million per year for 2010 and 2011 and $0.6 million in 2012.  This supply agreement expires in 2012.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these notes was $48.8 million at March 31, 2010.  In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes.  In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At March 31, 2010, December 31, 2009, and March 31, 2009, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures About Fair Value Measurements” (ASU 2010-06), which amends ASC 820.  This update adds new fair value disclosure requirements about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  This update expands disclosures on valuation techniques and inputs used to measure fair value.  This update is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010.  We adopted the provisions of ASU 2010-06 on January 1, 2010, except for the requirement to provide the additional Level 3 activity, which will be adopted in 2011.  As of March 31, 2010, we had no assets or liabilities recorded at fair value using Level 3 measurements.  The adoption of this update did not have a material effect on our financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which was incorporated into ASC 860 “Transfers and Servicing” (ASC 860) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which was incorporated into ASC 810 “Consolidation” (ASC 810).  These statements changed the way entities account for securitizations and special-purpose entities.  The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  These statements became effective for us on January 1, 2010.  The adoption of these statements did not have a material effect on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was incorporated into ASC 855 “Subsequent Events” (ASC 855).  ASC 855 provides guidance on management’s assessment of subsequent events.  The statement is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, “Subsequent Events,” with some modifications.  This statement became effective for us on June 15, 2009.  The adoption of this statement did not have a material effect on our financial statements.  In February 2010, the FASB issued ASU 2010-09 “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements,” which removed the requirements in ASC 855 for an SEC filer to disclose the date through which subsequent events have been evaluated for both issued and revised financial statements.  This update became effective upon issuance for us and the adoption of this update did not have a material effect on our financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of March 31, 2010, we maintained open positions on futures contracts totaling $70.2 million ($61.4 million at December 31, 2009 and $68.1 million at March 31, 2009).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $7.0 million ($6.1 million at December 31, 2009 and $6.8 million at March 31, 2009) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations and commitments from banks under our senior revolving credit facility and our Accounts Receivable Facility are sources of liquidity.  As of March 31, 2010, December 31, 2009, and March 31, 2009, we had long-term borrowings of $397.1 million, $398.4 million, and $253.4 million, respectively, of which $4.7 million at March 31, 2010 and 2009 and December 31, 2009 were issued at variable rates.  As a result of the amount of variable-rate financings compared to our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels.  We have entered into $151.6 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In March 2010, we entered into $125.0 million of interest rate swaps on the 2016 Notes.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of March 31, 2010, $4.8 million of this gain was included in long-term borrowings.

The following table reflects the swap activity related to certain debt obligations as of March 31, 2010:

Underlying Debt Instrument	Swap Amount	Date of Swap	March 31, 2010
	($ in millions)
			Olin Pays Floating Rate:
9.125%, due 2011	$50.0	December 2001	3.92%
9.125%, due 2011	$25.0	March 2002	3-4%	(a)
6.75%, due 2016	$65.0	March 2010	3.5-4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5-4.5%	(a)
Industrial development and environmental improvement obligations at fixed interest rates of 6.625% to 6.75%, due 2016-2017	$21.1	March 2002	0.89%
	5.5	March 2002	1.03%
			Olin Receives Floating Rate:
9.125%, due 2011	$75.0	January 2009	7.35%

(a)         Actual rate is set in arrears.  We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $1.2 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009, include, but are not limited to the following:

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

Not Applicable.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Not applicable.

(b)         Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	—	N/A	—
February 1-28, 2010	—	N/A	—
March 1-31, 2010	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock.  Through March 31, 2010, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Removed and Reserved.

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits.

10.1	Amended and Restated 1997 Stock Plan for Non-employee Directors as amended and restated effective April 22, 2010 – Appendix A to Olin’s Proxy Statement dated March 10, 2010.*

10.2	Amended and Restated Olin Senior Management Incentive Compensation Plan as amended and restated effective April 22, 2010 – Appendix B to Olin’s Proxy Statement dated March 10, 2010.*

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

*Previously filed as indicated and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ John E. Fischer
Vice President and Chief Financial Officer (Authorized Officer)

Date: April 27, 2010

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated 1997 Stock Plan for Non-employee Directors as amended and restated effective April 22, 2010 – Appendix A to Olin’s Proxy Statement dated March 10, 2010.*

10.2	Amended and Restated Olin Senior Management Incentive Compensation Plan as amended and restated effective April 22, 2010 – Appendix B to Olin’s Proxy Statement dated March 10, 2010.*

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

*Previously filed as indicated and incorporated herein by reference.