Form 10-Q
period 2010-06-30
OLIN CORP
filed 2010-07-26
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, 79,196,086 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	June 30, 2010	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$388.4	$458.5	$192.2
Receivables, net	211.8	183.3	212.5
Income tax receivable	15.7	19.4	6.9
Inventories	163.0	123.8	162.7
Current deferred income taxes	50.4	50.5	61.6
Other current assets	10.8	24.8	10.3
Total current assets	840.1	860.3	646.2
Property, plant and equipment (less accumulated depreciation of $1,027.5, $1,001.3 and $975.8)	683.9	695.4	683.5
Prepaid pension costs	24.6	5.0	—
Deferred income taxes	—	—	0.5
Other assets	84.8	71.0	77.4
Goodwill	300.3	300.3	301.9
Total assets	$1,933.7	$1,932.0	$1,709.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111.7	$117.8	$115.6
Accrued liabilities	189.2	193.1	197.0
Total current liabilities	300.9	310.9	312.6
Long-term debt	402.3	398.4	251.4
Accrued pension liability	54.3	56.6	35.0
Deferred income taxes	26.7	25.8	7.1
Other liabilities	325.8	318.0	311.2
Total liabilities	1,110.0	1,109.7	917.3
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 79.2, 78.7 and 78.2 shares	79.2	78.7	78.2
Additional paid-in capital	834.4	823.1	814.5
Accumulated other comprehensive loss	(258.1)	(248.2)	(239.4)
Retained earnings	168.2	168.7	138.9
Total shareholders’ equity	823.7	822.3	792.2
Total liabilities and shareholders’ equity	$1,933.7	$1,932.0	$1,709.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$405.7	$383.0	$767.7	$783.6
Operating expenses:
Cost of goods sold	347.7	312.0	660.2	618.2
Selling and administration	35.9	36.1	68.0	75.3
Other operating income	—	0.2	2.3	5.7
Operating income	22.1	35.1	41.8	95.8
Earnings of non-consolidated affiliates	9.0	11.0	11.2	25.8
Interest expense	6.2	1.7	13.1	3.3
Interest income	0.2	0.3	0.4	0.8
Other income	0.1	0.1	0.1	0.1
Income before taxes	25.2	44.8	40.4	119.2
Income tax provision	8.3	17.0	9.4	44.7
Net income	$16.9	$27.8	$31.0	$74.5
Net income per common share:
Basic	$0.21	$0.36	$0.39	$0.96
Diluted	$0.21	$0.36	$0.39	$0.96
Dividends per common share	$0.20	$0.20	$0.40	$0.40
Average common shares outstanding:
Basic	79.0	78.1	78.9	77.8
Diluted	79.8	78.1	79.6	77.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares Issued	Par Value
Balance at January 1, 2009	77.3	$77.3	$801.6	$(269.4)	$95.5	$705.0
Comprehensive income:
Net income	—	—	—	—	74.5	74.5
Translation adjustment	—	—	—	2.5	—	2.5
Net unrealized gain	—	—	—	23.7	—	23.7
Amortization of prior service costs and actuarial losses, net	—	—	—	3.8	—	3.8
Comprehensive income						104.5
Dividends paid:
Common stock ($0.40 per share)	—	—	—	—	(31.1)	(31.1)
Common stock issued for:
Employee benefit plans	0.9	0.9	10.1	—	—	11.0
Other transactions	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	2.2	—	—	2.2
Balance at June 30, 2009	78.2	$78.2	$814.5	$(239.4)	$138.9	$792.2
Balance at January 1, 2010	78.7	$78.7	$823.1	$(248.2)	$168.7	$822.3
Comprehensive income:
Net income	—	—	—	—	31.0	31.0
Translation adjustment	—	—	—	(1.4)	—	(1.4)
Net unrealized loss	—	—	—	(13.4)	—	(13.4)
Amortization of prior service costs and actuarial losses, net	—	—	—	4.9	—	4.9
Comprehensive income						21.1
Dividends paid:
Common stock ($0.40 per share)	—	—	—	—	(31.5)	(31.5)
Common stock issued for:
Stock options exercised	0.2	0.2	2.3	—	—	2.5
Employee benefit plans	0.3	0.3	5.5	—	—	5.8
Other transactions	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	3.3	—	—	3.3
Balance at June 30, 2010	79.2	$79.2	$834.4	$(258.1)	$168.2	$823.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)
	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income	$31.0	$74.5
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(11.2)	(25.8)
Other operating income – gains on disposition of property, plant and equipment	(1.6)	(4.6)
Stock-based compensation	3.5	2.8
Depreciation and amortization	43.2	33.4
Deferred income taxes	6.3	36.4
Qualified pension plan contributions	(4.9)	(1.5)
Qualified pension plan income	(12.3)	(10.9)
Common stock issued under employee benefit plans	0.7	1.2
Change in:
Receivables	(28.5)	0.5
Income taxes receivable	3.7	(7.5)
Inventories	(39.2)	(31.3)
Other current assets	(3.3)	0.6
Accounts payable and accrued liabilities	5.7	(47.0)
Other assets	0.2	1.9
Other noncurrent liabilities	0.1	8.8
Other operating activities	0.3	(0.7)
Net operating activities	(6.3)	30.8
Investing Activities
Capital expenditures	(41.7)	(87.6)
Proceeds from disposition of property, plant and equipment	2.9	5.7
Distributions from affiliated companies, net	0.3	14.1
Other investing activities	(1.4)	2.5
Net investing activities	(39.9)	(65.3)
Financing Activities
Long-term debt borrowings	—	1.5
Issuance of common stock	5.1	9.8
Stock options exercised	2.4	—
Excess tax benefits from stock options exercised	0.1	—
Dividends paid	(31.5)	(31.1)
Net financing activities	(23.9)	(19.8)
Net decrease in cash and cash equivalents	(70.1)	(54.3)
Cash and cash equivalents, beginning of period	458.5	246.5
Cash and cash equivalents, end of period	$388.4	$192.2
Cash paid for interest and income taxes:
Interest	$12.5	$7.1
Income taxes, net of refunds	$0.5	$16.4
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$9.2	$15.3

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

Allowance for doubtful accounts receivable consisted of the following:
	June 30,
	2010	2009
	($ in millions)
Balance at beginning of year	$3.3	$5.0
Provisions charged	0.8	6.3
Write-offs, net of recoveries	—	(6.1)
Balance at end of period	$4.1	$5.2

Provisions charged to operations were $0.7 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively.

INVENTORIES

Inventories consisted of the following:
	June 30, 2010	December 31, 2009	June 30, 2009
	($ in millions)
Supplies	$28.3	$29.0	$27.9
Raw materials	62.7	52.2	61.7
Work in process	25.5	23.0	28.4
Finished goods	104.9	77.8	100.6
	221.4	182.0	218.6
LIFO reserve	(58.4)	(58.2)	(55.9)
Inventories, net	$163.0	$123.8	$162.7

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts, and maintenance parts.  Elements of costs in inventories included raw materials, direct labor, and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2010, reflect certain estimates relating to inventory quantities and costs at December 31, 2010.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $58.4 million, $58.2 million and $55.9 million higher than reported at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Computation of Basic Income per Share	($ and shares in millions, except per share data)
Net income	$16.9	$27.8	$31.0	$74.5
Basic shares	79.0	78.1	78.9	77.8
Basic net income per share	$0.21	$0.36	$0.39	$0.96
Computation of Diluted Income per Share
Diluted shares:
Basic shares	79.0	78.1	78.9	77.8
Stock-based compensation	0.8	—	0.7	—
Diluted shares	79.8	78.1	79.6	77.8
Diluted net income per share	$0.21	$0.36	$0.39	$0.96

The computation of dilutive shares from stock-based compensation does not include 0.6 million and 0.4 million shares for the three months ended June 30, 2010 and 2009, respectively, and 0.7 million and 0.4 million shares for the six months ended June 30, 2010 and 2009, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2009 and are expected to be material to operating results in 2010.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $165.8 million, $166.1 million, and $165.7 million at June 30, 2010, December 31, 2009, and June 30, 2009, respectively, of which $141.8 million, $131.1 million, and $130.7 million, respectively, were classified as other noncurrent liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in millions)
Charges to income	$5.5	$8.0	$6.1	$12.8
Recoveries from third parties of costs incurred and expensed in prior periods	(2.8)	(0.8)	(5.4)	(0.8)
Total environmental expense	$2.7	$7.2	$0.7	$12.0

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

SHAREHOLDERS’ EQUITY

Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock.  We have repurchased 4,845,924 shares under the April 1998 program.  There were no share repurchases during the six month periods ended June 30, 2010 and 2009.  At June 30, 2010, 154,076 shares remained authorized to be purchased.

We issued 0.2 million shares and less than 0.1 million shares with a total value of $2.5 million and less than $0.1 million, representing stock options exercised for the six months ended June 30, 2010 and 2009, respectively.  In addition, we issued 0.3 million and 0.9 million shares with a total value of $5.8 million and $11.0 million for the six months ended June 30, 2010 and 2009, respectively, in connection with our Contributing Employee Ownership Plan (CEOP).  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective January 1, 2010, we suspended our matching contributions on all salaried and certain non-bargained hourly employees’ contributions.

    The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2009	$(5.1)	$(25.0)	$(239.3)	$(269.4)
Unrealized gains	2.5	9.7	—	12.2
Reclassification adjustments into income	—	14.0	3.8	17.8
Balance at June 30, 2009	$(2.6)	$(1.3)	$(235.5)	$(239.4)
Balance at January 1, 2010	$(0.5)	$11.6	$(259.3)	$(248.2)
Unrealized losses	(1.4)	(8.7)	—	(10.1)
Reclassification adjustments into income	—	(4.7)	4.9	0.2
Balance at June 30, 2010	$(1.9)	$(1.8)	$(254.4)	$(258.1)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included a deferred tax (benefit) provision for the six months ended June 30, 2010 and 2009 of $(8.4) million and $15.0 million, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included a deferred tax provision for the six months ended June 30, 2010 and 2009 of $3.1 million and $2.4 million, respectively.

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other operating income, other income, and income taxes, and include the operating results of non-consolidated affiliates.
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales:	($ in millions)
Chlor Alkali Products	$258.0	$242.4	$488.6	$510.1
Winchester	147.7	140.6	279.1	273.5
Total sales	$405.7	$383.0	$767.7	$783.6
Income before taxes:
Chlor Alkali Products(1)	$26.1	$47.6	$36.7	$116.3
Winchester	21.1	19.1	40.6	36.1
Corporate/other:
Pension income(2)	6.5	5.7	11.2	10.5
Environmental expense(3)	(2.7)	(7.2)	(0.7)	(12.0)
Other corporate and unallocated costs	(19.9)	(19.3)	(37.1)	(35.0)
Other operating income(4)	—	0.2	2.3	5.7
Interest expense(5)	(6.2)	(1.7)	(13.1)	(3.3)
Interest income	0.2	0.3	0.4	0.8
Other income	0.1	0.1	0.1	0.1
Income before taxes	$25.2	$44.8	$40.4	$119.2

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings from non-consolidated affiliates were $9.0 million and $11.0 million for the three months ended June 30, 2010 and 2009, respectively, and $11.2 million and $25.8 million for the six months ended June 30, 2010 and 2009, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  All other components of pension costs are included in corporate/other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.  Pension income for the six months ended June 30, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

(3)
Environmental expense for the three months ended June 30, 2010 and 2009 included $2.8 million and $0.8 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense for the six months ended June 30, 2010 and 2009 included $5.4 million and $0.8 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.

(4)
Other operating income for the six months ended June 30, 2010 and 2009 included $1.6 million and $0.9 million, respectively, of gains on the disposal of assets primarily associated with the St. Gabriel, LA conversion and expansion project.  Other operating income for the six months ended June 30, 2009 also included a $3.7 million gain on the sale of land.

(5)
Interest expense was reduced by capitalized interest of $0.3 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively, and $0.4 million and $5.5 million for the six months ended June 30, 2010 and 2009, respectively.

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards, and deferred directors’ compensation.  Stock-based compensation expense was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in millions)
Stock-based compensation	$3.7	$3.1	$5.7	$5.1
Mark-to-market adjustments	(0.6)	(1.2)	0.2	(2.4)
Total expense	$3.1	$1.9	$5.9	$2.7

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

INVESTMENTS – AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which is accounted for using the equity method of accounting.  The condensed financial positions and results of operations of SunBelt in its entirety were as follows:

100% Basis	June 30, 2010	December 31, 2009	June 30, 2009
Condensed balance sheet data:	($ in millions)
Current assets	$39.5	$16.1	$46.8
Noncurrent assets	86.5	94.1	101.7
Current liabilities	21.4	21.4	20.5
Noncurrent liabilities	85.3	85.3	97.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Condensed income statement data:	($ in millions)
Sales	$41.4	$45.7	$69.0	$98.2
Gross profit	16.8	23.1	23.0	53.6
Net income	14.2	18.0	15.8	43.6

The amount of cumulative unremitted earnings of SunBelt was $19.3 million, $3.5 million and $30.5 million at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.  We received distributions from SunBelt totaling zero and $13.0 million for the six months ended June 30, 2010 and 2009, respectively.  We have not made any contributions in 2010 or 2009.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours.  Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $0.9 million for both the three months ended June 30, 2010 and 2009, and $1.7 million for both the six months ended June 30, 2010 and 2009.  The operating results from SunBelt included interest expense of $0.9 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, and $1.8 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $2.4 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively, and $4.5 million and $4.2 million for the six months ended June 30, 2010 and 2009, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these SunBelt Notes was $48.8 million at June 30, 2010.  In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes.  In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In addition to SunBelt, we have two other investments, which are accounted for under the equity method.  The following table summarizes our investments in our non-consolidated equity affiliates:

	June 30, 2010	December 31, 2009	June 30, 2009
	($ in millions)
SunBelt	$5.9	$(4.1)	$7.5
Bay Gas	13.6	12.6	11.4
Bleach joint venture	11.0	11.1	11.7
Investments in equity affiliates	$30.5	$19.6	$30.6

The following table summarizes our equity earnings of non-consolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in millions)
SunBelt	$8.0	$9.9	$9.6	$23.5
Bay Gas	0.6	0.3	1.0	0.7
Bleach joint venture	0.4	0.8	0.6	1.6
Equity earnings of non-consolidated affiliates	$9.0	$11.0	$11.2	$25.8

We received net settlement of advances from our non-consolidated affiliates of $0.3 million and $14.1 million for the six months ended June 30, 2010 and 2009, respectively.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Expenses of the defined contribution pension plans were $3.2 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively, and $7.2 million and $7.0 million for the six months ended June 30, 2010 and 2009, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.4	$1.2	$0.3	$0.4
Interest cost	24.7	25.5	1.0	1.1
Expected return on plans’ assets	(34.6)	(33.7)	—	—
Amortization of prior service cost	0.1	0.1	—	(0.1)
Recognized actuarial loss	3.1	2.3	0.7	0.7
Net periodic benefit (income) cost	$(5.3)	$(4.6)	$2.0	$2.1

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$3.0	$2.9	$0.7	$0.8
Interest cost	49.5	51.4	2.0	2.2
Expected return on plans’ assets	(69.3)	(67.6)	—	—
Amortization of prior service cost	0.3	0.3	(0.1)	(0.1)
Recognized actuarial loss	6.4	4.7	1.4	1.3
Net periodic benefit (income) cost	$(10.1)	$(8.3)	$4.0	$4.2

We made contributions to our foreign defined benefit pension plan of $4.9 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.  In March 2010, we recorded a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income before taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
Effective Tax Rate Reconciliation (Percent)	2010	2009	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	(0.1)	(0.3)	(0.3)	(0.2)
Domestic manufacturing/export tax incentive	(1.3)	1.3	(0.8)	—
Dividends paid to CEOP	(0.7)	(1.6)	(1.6)	(0.9)
State income taxes, net	2.6	1.3	1.3	2.5
Reductions due to statute of limitations	(3.7)	(1.6)	(6.9)	(0.7)
Change in valuation allowance	0.5	4.5	(3.5)	1.7
Other, net	0.6	(0.7)	0.1	0.1
Effective tax rate	32.9%	37.9%	23.3%	37.5%

The effective tax rates for the three months ended June 30, 2010 and 2009, included the cumulative effect of changes to our annual estimated effective tax rate from prior quarter.

The effective tax rate for the three and six months ended June 30, 2010 included an expense of $0.1 million and a benefit of $1.4 million, respectively, related to changes in the valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  The effective tax rate for the three and six months ended June 30, 2009 included expense of $2.0 million for a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.

As of June 30, 2010, we had $48.8 million of gross unrecognized tax benefits, of which $46.4 million would impact the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:
June 30, 2010
($ in millions)
Balance at beginning of year	$50.8
Increases for prior year tax positions	0.2
Decrease for prior year tax positions	(0.3)
Increases for current year tax positions	0.2
Reductions due to statute of limitations	(2.1)
Balance at end of period	$48.8

As of June 30, 2010, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $8.6 million over the next twelve months.  The reduction primarily relates to settlements with taxing authorities and the lapse of federal, state, and foreign statutes of limitation.

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

Pioneer filed income tax returns in the U.S., various states, Canada, and various Canadian provinces.  Pioneer income tax returns are open for examination for the years 2005 and forward.  The Canada Revenue Agency recently completed an audit of Pioneer’s Canadian tax returns for its 2005 to 2007 tax years.  No issues arose that required an additional tax liability to be recognized.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  We had forward contracts to sell foreign currencies with a notional value of $0.7 million, $0.3 million and $2.8 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  We had forward contracts to buy foreign currencies with a notional value of $1.7 million, $1.7 million and zero at June 30, 2010, December 30, 2009 and June 30, 2009, respectively.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 9.125% senior notes due 2011 (2011 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of June 30, 2010, $4.1 million of this gain was included in long-term borrowings.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	June 30, 2010	December 31, 2009	June 30, 2009
	($ in millions)
Copper	$31.6	$34.1	$38.9
Zinc	3.8	3.2	2.9
Lead	21.6	17.0	16.3
Natural gas	6.8	7.1	4.5

As of June 30, 2010, the counterparty to $33.2 million of these commodity forward contracts was Wells Fargo, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company's manufacturing process.  At June 30, 2010, we had open positions in futures contracts through 2013.  If all open futures contracts had been settled on June 30, 2010, we would have recognized a pretax loss of $3.0 million.

If commodity prices were to remain at the levels they were at June 30, 2010, approximately $2.9 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of June 30, 2010, December 31, 2009 and June 30, 2009, the total notional amount of our interest rate swaps designated as fair value hedges were $132.7 million, $26.6 million and $26.6 million, respectively.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial development bonds due in 2016.  The result was a gain of $0.4 million, which will be recognized through 2016.  In March 2010, we entered into $125.0 million of interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  These interest rate swaps are treated as fair value hedges.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the condensed financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  We have entered into $132.7 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR).  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009	June 30, 2009	Balance Sheet Location	June 30, 2010	December 31, 2009	June 30, 2009
		($ in millions)				($ in millions)
Interest rate contracts	Other assets	$6.3	$1.4	$1.9	Long-term debt	$10.8	$6.9	$8.7
Commodity contracts – gains	Other current assets	2.6	17.7	0.3	Accrued liabilities	(1.3)	—	(4.8)
Commodity contracts – losses	Other current assets	(2.4)	(0.2)	—	Accrued liabilities	2.7	—	7.0
		$6.5	$18.9	$2.2		$12.2	$6.9	$10.9

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$5.1	$6.0	$6.5	Other liabilities	$1.2	$0.9	$0.1
Commodity contracts – gains	Other current assets	—	—	—	Accrued liabilities	(0.1)	—	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	0.4	—	0.8
Foreign currency contracts	Other current assets	—	—	—	Accrued liabilities	0.3	0.1	—
		$5.1	$6.0	$6.5		$1.8	$1.0	$0.9

Total derivatives(1)		$11.6	$24.9	$8.7		$14.0	$7.9	$11.8

(1)         Does not include the impact of cash collateral received from or provided to counterparties.

    The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2010	2009	2010	2009
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(12.5)	$8.1	$(14.1)	$15.8

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$1.9	$(7.8)	$7.7	$(22.9)
Recognized in income (ineffective portion)	Cost of goods sold	0.3	0.4	—	—
		$2.2	$(7.4)	$7.7	$(22.9)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$1.7	$0.7	$2.8	$1.6
		$1.7	$0.7	$2.8	$1.6

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$0.1	$(0.5)	$0.2	$(0.4)
Commodity contracts	Cost of goods sold	0.4	(2.0)	(0.3)	(2.0)
Foreign currency contracts	Selling and administration	(0.2)	—	(0.2)	—
		$0.3	$(2.5)	$(0.3)	$(2.4)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of June 30, 2010, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was $1.5 million.  As of December 31, 2009 and June 30, 2009, the amounts recognized in other current assets for cash collateral provided by counterparties to us were $2.2 million and zero, respectively.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at June 30, 2010	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$11.4	$—	$11.4
Commodity forward contracts	—	0.2	—	0.2
Liabilities
Interest rate swaps	$—	$12.0	$—	$12.0
Commodity forward contracts	1.4	0.3	—	1.7
Foreign currency contracts	0.3	—	—	0.3

Balance at December 31, 2009
Assets
Interest rate swaps	$—	$7.4	$—	$7.4
Commodity forward contracts	5.7	11.8	—	17.5
Liabilities
Interest rate swaps	$—	$7.8	$—	$7.8
Foreign currency contracts	0.1	—	—	0.1

Balance at June 30, 2009
Assets
Interest rate swaps	$—	$8.4	$—	$8.4
Commodity forward contracts	0.3	—	—	0.3
Liabilities
Interest rate swaps	$—	$8.8	$—	$8.8
Commodity forward contracts	1.7	1.3	—	3.0

For the six months ended June 30, 2010, there were no transfers into or out of Level 1 and Level 2.

Interest rate swaps

The fair value of the interest rate swaps was included in other assets, long-term debt, and other liabilities as of June 30, 2010, December 31, 2009 and June 30, 2009.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity forward contracts

The fair value of the commodity forward contracts was classified in accrued liabilities as of June 30, 2010 and June 30, 2009 and classified in other current assets as of December 31, 2009, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

The fair value of the foreign currency contracts was classified in accrued liabilities as of June 30, 2010 and December 31, 2009, with gains and losses included in selling and administration expense, as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.  The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities.  At June 30, 2010, December 31, 2009, and June 30, 2009, the estimated fair value of debt was $414.9 million, $416.0 million and $246.8 million, respectively, which compares to debt recorded on the balance sheet of $402.3 million, $398.4 million and $251.4 million, respectively.

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

Executive Summary

    Earnings for the second quarter of 2010 of $0.21 per diluted share increased compared to the first quarter of 2010 of $0.18 per diluted share.  Second quarter 2010 segment results in our Winchester and Chlor Alkali businesses both improved compared to the first quarter of 2010.  These improvements were partially offset by a higher effective tax rate in the second quarter of 2010 of 32.9% compared to the first quarter 2010 rate of 7.2%.

Chlor Alkali Products’ segment income was $26.1 million and $36.7 million for the three and six months ended June 30, 2010, respectively.  Chlor Alkali Products’ segment income was lower than the comparable periods in the prior year, as significantly lower ECU pricing was partially offset by higher volumes.  Chlor Alkali Products’ second quarter segment income improved sequentially from the first quarter of 2010 level of $10.6 million, as both chlorine and caustic soda volumes and ECU netbacks improved.  Operating rates in Chlor Alkali Products for the second quarter of 2010 were 83%, which were higher than both the second quarter of 2009 level of 70% and the first quarter of 2010 level of 75%.

Second quarter of 2010 ECU netbacks were approximately $470, which was an increase from the approximately $440 experienced in the first quarter of 2010.  The second quarter represented the third consecutive quarter of increases in the ECU netback, since the low level of approximately $375 in the third quarter of 2009.  In December 2009, a $75 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the first quarter of 2010 with the remainder of this price increase realized in the second quarter of 2010.  During February 2010, an additional $80 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the second quarter of 2010 with the remainder of this price increase expected to be realized in the third quarter of 2010.  Chlorine and caustic soda demand have continued to improve, and as a result, during May 2010, a $50 per ton chlorine price increase and an additional caustic soda price increase of $50 per ton for high purity membrane and rayon grade and $35 per ton for diaphragm grade were announced.  While the success of these price increases is not yet known, the benefits of these price increases, if realized, are expected in our system in the fourth quarter of 2010.

Winchester segment income was $21.1 million and $40.6 million for the three and six months ended June 30, 2010, respectively.  Winchester’s second quarter of 2010 segment income represented the highest level of second quarter segment income in at least the last two decades and improved 10% compared to the second quarter of 2009 segment income of $19.1 million.  Winchester continued to experience the above normal levels of commercial demand that began in the fourth quarter of 2008 but at lower levels than were experienced in 2009.  Second quarter 2010 commercial volumes were approximately 4% below the second quarter of 2009, but approximately 12% higher than the second quarter of 2008.  Overall second quarter 2010 shipment volumes increased approximately 4% compared to the prior year as increased shipments to military, law enforcement and international customers more than offset the decline in shipments to commercial customers.

Income before taxes for the three and six months ended June 30, 2010 included $2.8 million and $5.4 million, respectively, of recoveries from third parties for environmental costs incurred and expensed in prior periods.  The three and six months ended June 30, 2009 also included $0.8 million of recoveries from third parties for environmental costs incurred and expensed in prior periods.

The Patient Protection and Affordable Healthcare Act was signed into law on March 23, 2010 and the Healthcare and Education Reconciliation Act of 2010 was signed into law on March 31, 2010, (collectively the Healthcare Acts).  The impact of the Healthcare Acts did not have a material effect on our financial statements.

Consolidated Results of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in millions, except per share data)
Sales	$405.7	$383.0	$767.7	$783.6
Cost of goods sold	347.7	312.0	660.2	618.2
Gross margin	58.0	71.0	107.5	165.4
Selling and administration	35.9	36.1	68.0	75.3
Other operating income	—	0.2	2.3	5.7
Operating income	22.1	35.1	41.8	95.8
Earnings of non-consolidated affiliates	9.0	11.0	11.2	25.8
Interest expense	6.2	1.7	13.1	3.3
Interest income	0.2	0.3	0.4	0.8
Other income	0.1	0.1	0.1	0.1
Income before taxes	25.2	44.8	40.4	119.2
Income tax provision	8.3	17.0	9.4	44.7
Net income	$16.9	$27.8	$31.0	$74.5
Net income per common share:
Basic	$0.21	$0.36	$0.39	$0.96
Diluted	$0.21	$0.36	$0.39	$0.96

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Sales for the three months ended June 30, 2010 were $405.7 million compared to $383.0 million for the same period last year, an increase of $22.7 million, or 6%.  Chlor Alkali Products’ sales increased $15.6 million, or 6%, due to increased shipment volumes partially offset by lower ECU prices.  Our ECU netbacks, excluding SunBelt, decreased 20% compared to the same period in the prior year.  Winchester sales increased by $7.1 million, or 5%, from the three months ended June 30, 2009 primarily due to higher shipments to military, law enforcement and international customers, partially offset by the decline in shipments to commercial customers.

Gross margin decreased $13.0 million, or 18%, compared to the three months ended June 30, 2009, primarily as a result of decreased Chlor Alkali gross margin resulting from lower ECU netbacks, partially offset by increased volumes, and improved Winchester gross margin resulting from higher selling prices and lower operating costs.  Gross margin in 2010 was also positively impacted by lower environmental costs of $4.5 million.  Gross margin as a percentage of sales decreased to 14% in 2010 from 19% in 2009.

Selling and administration expenses for the three months ended June 30, 2010 decreased $0.2 million, or 1%, from the three months ended June 30, 2009.  Lower management incentive compensation of $1.0 million, a lower provision for doubtful customer accounts receivable of $0.9 million, decreased consulting fees of $0.7 million, and decreased salary and benefit costs of $0.6 million were offset by an unfavorable foreign currency impact of $1.2 million, a higher level of legal and legal-related settlement expenses of $0.7 million, and increased stock-based compensation of $1.2 million, primarily due to increased mark-to-market adjustments.  Selling and administration expenses as a percentage of sales were 9% in 2010 and 2009.

The earnings of non-consolidated affiliates were $9.0 million for the three months ended June 30, 2010, a decrease of $2.0 million from the three months ended June 30, 2009, primarily due to lower ECU netbacks at SunBelt partially offset by increased volumes.

Interest expense increased by $4.5 million in 2010, primarily due to a higher level of outstanding debt and a decrease of $2.7 million in capitalized interest primarily due to the completion of our St. Gabriel, LA conversion and expansion project in the fourth quarter of 2009.

Interest income decreased by $0.1 million in 2010 primarily due to lower short-term interest rates, partially offset by higher average cash balances.

The effective tax rate for the three months ended June 30, 2010 included a $0.9 million reduction in expense associated with the expiration of statutes of limitation in foreign jurisdictions.  After giving consideration to this item, the effective rate for the three months ended June 30, 2010 of 36.5% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were partially offset by favorable permanent tax deduction items and the utilization of certain state tax credits.  The effective tax rate for the three months ended June 30, 2009 included expense of $2.0 million for a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  Additionally, the effective tax rate for the three months ended June 30, 2009 included a $0.7 million reduction in expense primarily associated with the expiration of statutes of limitation in foreign jurisdictions.  After giving consideration to these two items of $1.3 million, the effective tax rate for the three months ended June 30, 2009 of 35.0% was equal to the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset by favorable permanent items and the utilization of certain state tax credits.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Sales for the six months ended June 30, 2010 were $767.7 million compared to $783.6 million for the same period last year, a decrease of $15.9 million, or 2%.  Chlor Alkali Products’ sales decreased $21.5 million, or 4%, due to lower ECU prices partially offset by increased shipment volumes.  Our ECU netbacks, excluding SunBelt, decreased 32% compared to the same period in the prior year.  Winchester sales increased by $5.6 million, or 2%, from the six months ended June 30, 2009 primarily due to higher shipments to military, law enforcement and international customers, partially offset by the decline in shipments to commercial customers.

Gross margin decreased $57.9 million, or 35%, compared to the six months ended June 30, 2009, primarily as a result of decreased Chlor Alkali gross margin resulting from lower ECU netbacks, partially offset by increased volumes, and improved Winchester gross margin resulting from lower commodity and other material costs.  Gross margin in 2010 was also positively impacted by lower environmental costs of $11.3 million.  Gross margin as a percentage of sales decreased to 14% in 2010 from 21% in 2009.

Selling and administration expenses for the six months ended June 30, 2010 decreased $7.3 million, or 10%, from the six months ended June 30, 2009 primarily due to a lower provision for doubtful customer accounts receivable of $5.5 million, decreased management incentive compensation of $3.0 million, lower consulting fees of $1.7 million, and decreased salary and benefit costs of $1.1 million, partially offset by increased stock-based compensation costs of $3.2 million, primarily due to increased mark-to-market adjustments and an unfavorable foreign currency impact of $0.7 million.  Selling and administration expenses as a percentage of sales were 9% in 2010 and 10% in 2009.

Other operating income for the six months ended June 30, 2010 decreased by $3.4 million from the same period in 2009.  Other operating income for the six months ended June 30, 2010 and 2009 included $1.6 million and $0.9 million, respectively, of gains on the disposition of property, plant and equipment primarily associated with the St. Gabriel, LA conversion and expansion project.  Other operating income for the six months ended June 30, 2009 also included a $3.7 million gain on the sale of land.

The earnings of non-consolidated affiliates were $11.2 million for the six months ended June 30, 2010, a decrease of $14.6 million from the six months ended June 30, 2009, primarily due to lower ECU netbacks at SunBelt.

Interest expense increased by $9.8 million in 2010, primarily due to a higher level of outstanding debt and a decrease of $5.1 million in capitalized interest primarily due to the completion of our St. Gabriel, LA conversion and expansion project in the fourth quarter of 2009.

Interest income decreased by $0.4 million in 2010 primarily due to lower short-term interest rates, partially offset by higher average cash balances.

The effective tax rate for the six months ended June 30, 2010 included a $2.8 million reduction in expense associated with the expiration of statutes of limitation in domestic and foreign jurisdictions and a $1.4 million reduction in expense related to the release of a portion of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  After giving consideration to these two items of $4.2 million, the effective rate for the six months ended June 30, 2010 of 33.7% was lower than the 35% U.S. federal statutory rate primarily due to favorable permanent tax deduction items and the utilization of certain state tax credits, which offset the effect of state income taxes.  During periods of low earnings, our effective tax rate can be significantly impacted by permanent tax deduction items, return to provision adjustments, changes in tax contingencies and valuation allowances, and tax credits.  The effective tax rate for the six months ended June 30, 2009 included expense of $2.0 million for a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  Additionally, the effective tax rate for the six months ended June 30, 2009 included a $0.9 million reduction in expense primarily associated with the expiration of statutes of limitation in foreign jurisdictions.  After giving consideration to these two items of $1.1 million, the effective tax rate for the six months ended June 30, 2009 of 36.6% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the utilization of certain state tax credits.

Segment Results

We define segment results as income before interest expense, interest income, other operating income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended June 30,		Six Months Ended, June 30,
	2010	2009	2010	2009
Sales:	($ in millions)
Chlor Alkali Products	$258.0	$242.4	$488.6	$510.1
Winchester	147.7	140.6	279.1	273.5
Total sales	$405.7	$383.0	$767.7	$783.6
Income before taxes:
Chlor Alkali Products(1)	$26.1	$47.6	$36.7	$116.3
Winchester	21.1	19.1	40.6	36.1
Corporate/other:
Pension income(2)	6.5	5.7	11.2	10.5
Environmental expense(3)	(2.7)	(7.2)	(0.7)	(12.0)
Other corporate and unallocated costs	(19.9)	(19.3)	(37.1)	(35.0)
Other operating income(4)	—	0.2	2.3	5.7
Interest expense(5)	(6.2)	(1.7)	(13.1)	(3.3)
Interest income	0.2	0.3	0.4	0.8
Other income	0.1	0.1	0.1	0.1
Income before taxes	$25.2	$44.8	$40.4	$119.2

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings from non-consolidated affiliates were $9.0 million and $11.0 million for the three months ended June 30, 2010 and 2009, respectively, and $11.2 million and $25.8 million for the six months ended June 30, 2010 and 2009, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  All other components of pension costs are included in corporate/other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.  Pension income for the six months ended June 30, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

(3)
Environmental expense for the three months ended June 30, 2010 and 2009 included $2.8 million and $0.8 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense for the six months ended June 30, 2010 and 2009 included $5.4 million and $0.8 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.

(4)
Other operating income for the six months ended June 30, 2010 and 2009 included $1.6 million and $0.9 million, respectively, of gains on the disposal of assets primarily associated with the St. Gabriel, LA conversion and expansion project.  Other operating income for the six months ended June 30, 2009 also included a $3.7 million gain on the sale of land.

(5)
Interest expense was reduced by capitalized interest of $0.3 million and $3.0 million for the three months ended June 30, 2010 and 2009, respectively, and $0.4 million and $5.5 million for the six months ended June 30, 2010 and 2009, respectively.

Chlor Alkali Products

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Chlor Alkali Products’ sales for the three months ended June 30, 2010 were $258.0 million compared to $242.4 million for the three months ended June 30, 2009, an increase of $15.6 million, or 6%.  The sales increase was primarily due to higher chlorine and caustic soda volumes of 23%, partially offset by lower ECU pricing, which decreased 20% from the three months ended June 30, 2009.  Volumes for potassium hydroxide increased 88% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily reflecting a raw material supply disruption that impacted second quarter 2009 volumes.  Bleach volumes and hydrochloric acid volumes also increased 19% and 21%, respectively, for the three months ended June 30, 2010 compared to the same period last year.  Sales of potassium hydroxide, bleach, and hydrochloric acid represented approximately 25% of Chlor Alkali Products’ sales for the three months ended June 30, 2010.  Our ECU netback, excluding SunBelt, was approximately $470 for the three months ended June 30, 2010 compared to approximately $585 for the three months ended June 30, 2009.  Freight costs included in the ECU netback were flat for the three months ended June 30, 2010 compared to the same period last year, which reflects the benefits of increased pipeline shipments associated with the re-start of our St. Gabriel, LA facility offset by higher railroad freight rates.  Our operating rate for the three months ended June 30, 2010 was 83%, compared to the operating rate of 70% for the three months ended June 30, 2009.  The higher operating rate for 2010 resulted from higher chlorine, bleach, and hydrochloric acid demand.

Chlor Alkali posted segment income of $26.1 million for the three months ended June 30, 2010 compared to $47.6 million for the same period in 2009, a decrease of $21.5 million, or 45%.  Chlor Alkali segment income was lower primarily due to lower ECU netbacks ($54.2 million) and lower earnings of non-consolidated affiliates ($2.0 million) primarily related to lower ECU netbacks at SunBelt, partially offset by increased volumes ($35.5 million).

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Chlor Alkali Products’ sales for the six months ended June 30, 2010 were $488.6 million compared to $510.1 million for the six months ended June 30, 2009, a decrease of $21.5 million, or 4%.  The sales decrease was primarily due to lower ECU pricing, which decreased 32% from the six months ended June 30, 2009, partially offset by higher chlorine and caustic soda volumes of 21%.  Volumes for potassium hydroxide more than doubled for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily reflecting a raw material supply disruption that impacted the first half of 2009 volumes.  Bleach volumes increased 16% for the six months ended June 30, 2010 compared to the same period last year, while hydrochloric acid volumes decreased 4% compared to the six months ended June 30, 2009.  Sales of potassium hydroxide, bleach, and hydrochloric acid represented approximately 25% of Chlor Alkali Products’ sales for the six months ended June 30, 2010.  Our ECU netback, excluding SunBelt, was approximately $455 for the six months ended June 30, 2010 compared to approximately $670 for the six months ended June 30, 2009.  Freight costs included in the ECU netback decreased 4% for the six months ended June 30, 2010, compared to the same period last year, which reflects the benefits of increased pipeline shipments associated with the re-start of our St. Gabriel, LA facility and more than offset higher railroad freight rates.  Our operating rate for the six months ended June 30, 2010 was 79%, compared to the operating rate of 67% for the six months ended June 30, 2009.  The higher operating rate for 2010 resulted from higher chlorine, bleach, and hydrochloric acid demand.

Chlor Alkali posted segment income of $36.7 million for the six months ended June 30, 2010 compared to $116.3 million for the same period in 2009, a decrease of $79.6 million, or 68%.  Chlor Alkali segment income was lower primarily due to lower ECU netbacks ($157.5 million) and lower earnings of non-consolidated affiliates ($14.6 million) primarily related to lower ECU netbacks at SunBelt, partially offset by increased volumes ($73.7 million) and decreased operating costs ($18.8 million), primarily raw materials and electricity.

Winchester

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Winchester sales were $147.7 million for the three months ended June 30, 2010 compared to $140.6 million for the three months ended June 30, 2009, an increase of $7.1 million, or 5%.  Sales increased primarily due to higher shipments to military customers of $5.7 million, increased shipments to international customers of $3.7 million, and increased shipments to law enforcement agencies of $2.0 million.  Shipments to industrial customers, who primarily supply the construction sector, also increased $0.7 million.  These increases were partially offset by decreased sales of ammunition to domestic commercial customers of $5.6 million.

Winchester reported segment income of $21.1 million for the three months ended June 30, 2010 compared to $19.1 million for the three months ended June 30, 2009, an increase of $2.0 million, or 10%.  The increase was primarily due to the impact of higher selling prices and lower operating costs ($3.1 million), partially offset by an unfavorable product mix and higher commodity prices ($1.1 million).

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Winchester sales were $279.1 million for the six months ended June 30, 2010 compared to $273.5 million for the six months ended June 30, 2009, an increase of $5.6 million, or 2%.  Sales increased primarily due to higher shipments to military customers of $8.0 million, higher shipments to international customers of $3.7 million, and increased shipments to law enforcement agencies of $3.0 million.  Shipments to industrial customers, who primarily supply the construction sector, also increased $2.1 million.  These increases were partially offset by decreased sales of ammunition to domestic commercial customers of $12.1 million.

Winchester reported segment income of $40.6 million for the six months ended June 30, 2010 compared to $36.1 million for the six months ended June 30, 2009, an increase of $4.5 million, or 12%.  The increase was primarily due to the impact of decreased commodity and other material costs and lower bad debt costs ($5.1 million), partially offset by an unfavorable product mix ($0.6 million).

Corporate/Other

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

For the three months ended June 30, 2010, pension income included in corporate/other was $6.5 million compared to $5.7 million for the three months ended June 30, 2009.  On a total company basis, defined benefit pension income for the three months ended June 30, 2010 was $5.3 million compared to $4.6 million for the three months ended June 30, 2009.

Charges to income for environmental investigatory and remedial activities were $2.7 million for the three months ended June 30, 2010 compared to $7.2 million for the three months ended June 30, 2009, which includes $2.8 million and $0.8 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $5.5 million for the three months ended June 30, 2010 compared to $8.0 million for the three months ended June 30, 2009.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended June 30, 2010, other corporate and unallocated costs were $19.9 million compared to $19.3 million in 2009, an increase of $0.6 million, or 3%.  The increase was primarily due to higher stock-based compensation costs of $1.3 million, primarily resulting from mark-to-market adjustments, and higher legal and legal-related settlement expenses of $1.1 million, partially offset by lower asset retirement obligation charges of $1.1 million and decreased salary and benefit costs of $0.6 million.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

For the six months ended June 30, 2010, pension income included in corporate/other was $11.2 million compared to $10.5 million for the six months ended June 30, 2009.  Pension income for the six months ended June 30, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.  On a total company basis, defined benefit pension income for the six months ended June 30, 2010 was $10.1 million compared to $8.3 million for the six months ended June 30, 2009.

Charges to income for environmental investigatory and remedial activities were $0.7 million for the six months ended June 30, 2010 compared to $12.0 million for the six months ended June 30, 2009, which includes $5.4 million and $0.8 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $6.1 million for the six months ended June 30, 2010 compared to $12.8 million for the six months ended June 30, 2009.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the six months ended June 30, 2010, other corporate and unallocated costs were $37.1 million compared to $35.0 million in 2009, an increase of $2.1 million, or 6%.  The increase was primarily due to higher stock-based compensation costs of $3.0 million, primarily resulting from mark-to-market adjustments, and increased insurance costs of $1.8 million, partially offset by lower asset retirement obligation charges of $1.5 million, decreased consulting fees of $0.5 million and a favorable foreign currency impact of $0.3 million.

Outlook

Net income in the third quarter of 2010 is projected to be in the $0.35 to $0.40 per diluted share range compared with $0.50 per diluted share in the third quarter of 2009.  The third quarter of 2009 included $44.3 million of pretax recoveries from third parties for environmental costs incurred and expensed in prior periods.

Chlor Alkali Products third quarter of 2010 segment earnings are expected to improve compared to the second quarter of 2010, as we are anticipating improvement in ECU pricing as compared to the second quarter of 2010.  Third quarter 2010 chlorine and caustic soda shipment volumes are forecast to be comparable to the second quarter of 2010 and to improve from the third quarter of 2009 levels.  Chlor Alkali Products’ operating rate in the third quarter of 2010 is forecast to be in the low to mid 80% range, which would be comparable to the second quarter 2010 level of 83% and an improvement from the third quarter 2009 level of 74%.

Third quarter 2010 ECU netbacks are anticipated to improve sequentially from the second quarter of 2010 netback of approximately $470.  During February 2010, an $80 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the second quarter of 2010 with the remainder of this price increase expected to be realized in the third quarter of 2010.  Chlorine and caustic soda demand have continued to improve, and as a result, during May 2010, a $50 per ton chlorine price increase and an additional caustic soda price increase of $50 per ton for high purity membrane and rayon grade and $35 per ton for diaphragm grade were announced.  While the success of these chlorine and caustic soda price increases is not yet known, the benefits of these price increases, if realized, are expected in our system beginning in the fourth quarter of 2010.

Winchester third quarter 2010 segment earnings are expected to decline from the record third quarter of 2009 due to higher commodity prices.  We are forecasting that a combination of the most robust seasonal quarter of the year and a continued refilling of the inventory in the customer supply chain system will result in a strong third quarter for Winchester.  Winchester anticipates that the higher than normal levels of commercial demand that began in the fourth quarter of 2008 will continue at least through the third quarter of 2010 but at lower levels than were experienced in 2009.  We believe that the third quarter could be the last quarter of the above normal levels of commercial demand but we expect to continue to experience robust sales of ammunition to military and law enforcement customers.  For the balance of 2010, based on the current levels of commodity prices, Winchester is forecasting a negative year-over-year segment earnings impact from commodities.

Third quarter 2010 charges to income for environmental investigatory and remedial activities, without recoveries from third parties for costs incurred and expensed in prior periods are forecast to be comparable to the second quarter of 2010 level of $5.5 million, without the $2.8 million of recoveries from third parties for costs incurred and expensed in prior periods.  Without the full year 2009 recoveries of $82.1 million of environmental costs incurred and expensed in prior periods, we anticipate that the full year 2010 charges for environmental investigatory and remedial activities will be 15% to 20% less than the 2009 level of $24.1 million.  We do believe that there are additional opportunities to recover environmental costs incurred and expensed in prior periods in 2010, but the timing and the amount of any additional recoveries are uncertain.

We believe the third quarter 2010 effective tax rate will be in the 32% to 35% range, before favorable adjustments.  The third quarter 2010 forecast includes approximately $6 million of favorable adjustments to income tax expense, related to the expiration of statutes of limitations and the release of a portion of a valuation allowance recorded against a foreign tax credit carryforward deferred tax asset in Canada.  During periods of low earnings, our effective tax rate can be significantly impacted by permanent tax deduction items, return to provision adjustments, changes in tax contingencies and valuation allowances, and tax credits.

In 2010, we expect our capital spending to be in the $70 million to $80 million range, which includes bleach manufacturing and bleach shipping by railroad expansion projects at three of our chlor alkali facilities.  This anticipated 2010 capital spending compares with the 2009 capital spending of $137.9 million.  We are also in the process of initiating construction of a low salt, high strength bleach facility at our McIntosh, AL facility that will double the concentration of the bleach we manufacture, which is expected to significantly reduce transportation costs.  Capital spending for this project, which is expected to be in the $15 million to $20 million range, began in 2010 and is expected to be completed in 2011.  Additional investments in low salt, high strength bleach facilities are being evaluated.  As a result of the capitalization of the St. Gabriel, LA conversion and expansion project in late 2009, we expect 2010 depreciation expense to be in the $85 million to $90 million range.

During the second half of 2010, we have an opportunity to issue approximately $50 million of variable rate tax-advantaged five-year bonds through the State of Alabama’s allocation from the Gulf Opportunity Zone Act of 2005.  These bonds would be used to fund capital projects at the McIntosh, AL facility.  Olin may also redeem early $18.9 million of fixed rate tax-exempt industrial development bonds due in 2016.

Environmental Matters

Environmental provisions (credited) charged to income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in millions)
Charges to income	$5.5	$8.0	$6.1	$12.8
Recoveries from third parties of costs incurred and expensed in prior periods	(2.8)	(0.8)	(5.4)	(0.8)
Total environmental expense	$2.7	$7.2	$0.7	$12.0

Our liabilities for future environmental expenditures were as follows:
	June 30,
	2010	2009
	($ in millions)
Balance at beginning of year	$166.1	$158.9
Charges to income	6.1	12.8
Remedial and investigatory spending	(6.3)	(6.6)
Currency translation adjustments	(0.1)	0.6
Balance at end of period	$165.8	$165.7

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2010 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $20 million to $30 million range.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.3 million at June 30, 2010.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2009 and are expected to be material to operating results in 2010 and future years.

    Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $165.8 million at June 30, 2010, $166.1 million at December 31, 2009, and $165.7 million at June 30, 2009, of which $141.8 million, $131.1 million, and $130.7 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data
	Six Months Ended June 30,
	2010	2009
(Used For) Provided By	($ in millions)
Net operating activities	$(6.3)	$30.8
Capital expenditures	(41.7)	(87.6)
Net investing activities	(39.9)	(65.3)
Net financing activities	(23.9)	(19.8)

Operating Activities

For the six months ended June 30, 2010, cash used for operating activities increased by $37.1 million from the six months ended June 30, 2009, primarily due to lower earnings partially offset by a smaller increase in working capital.  For the six months ended June 30, 2010, working capital increased $61.6 million compared to an increase of $84.7 million in 2009.  Receivables increased from December 31, 2009 by $28.5 million.  Our second quarter 2010 days sales outstanding decreased by approximately three days from the prior year.  Inventories increased from December 31, 2009 by $39.2 million primarily due to a typical seasonal increase in Winchester and Chlor Alkali Products.  The 2010 cash from operations was also impacted by a $15.9 million decrease in cash tax payments.  The six months ended June 30, 2010 and 2009 included contributions to our foreign defined benefit pension plan of $4.9 million and $1.5 million, respectively.

Investing Activities

Capital spending of $41.7 million for the six months ended June 30, 2010 was $45.9 million lower than the corresponding period in 2009.  The decreased capital spending was primarily due to the completion of the St. Gabriel, LA conversion and expansion project in the fourth quarter of 2009.  For the total year, we expect our capital spending to be in the $70 million to $80 million range, which includes bleach manufacturing and bleach shipping by railroad expansion projects at three of our Chlor Alkali facilities.  We are also in the process of initiating construction of a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.  Capital spending for this project, which is expected to be in the $15 million to $20 million range, began in 2010 and is expected to be completed in 2011.  We expect depreciation to be in the $85 million to $90 million range for full-year 2010.

The 2010 decrease in distributions from affiliated companies primarily reflected the cash impact of lower earnings at SunBelt.

Financing Activities

In February 2009, we reissued $1.5 million of variable rate Mississippi industrial revenue bonds, which were redeemed by us at par value in October 2008.  These were originally issued in 2005 in conjunction with our relocation of a portion of our Winchester operations to Oxford, MS.

We issued 0.3 million and 0.9 million shares of common stock with a total value of $5.8 million and $11.0 million to the CEOP for the six months ended June 30, 2010 and 2009, respectively.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective January 1, 2010, we suspended our matching contributions on all salaried and certain non-bargained hourly employees’ contributions.  We issued 0.2 million shares and less than 0.1 million shares with a total value of $2.5 million and less than $0.1 million representing stock options exercised for the six months ended June 30, 2010 and 2009, respectively.

The percent of total debt to total capitalization increased to 32.8% at June 30, 2010 from 32.6% at December 31, 2009.  The increase was primarily due to the higher level of long-term debt at June 30, 2010 resulting from the increase in fair value of our interest rate swaps.

In the first two quarters of 2010 and 2009, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the six months ended June 30, 2010 and 2009 were $31.5 million and $31.1 million, respectively.  On July 22, 2010, our board of directors declared a dividend of $0.20 per share on our common stock, payable on September 10, 2010 to shareholders of record on August 10, 2010.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations, and short-term borrowings under our senior revolving credit facility.  Additionally, we believe that we have access to the debt and equity markets.

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

For the six months ended June 30, 2010, cash used for operating activities increased by $37.1 million from the six months ended June 30, 2009, primarily due to lower earnings partially offset by a smaller increase in working capital.  For the six months ended June 30, 2010, working capital increased $61.6 million compared to an increase of $84.7 million in 2009.  Receivables increased from December 31, 2009 by $28.5 million.  Our second quarter 2010 days sales outstanding decreased by approximately three days from the prior year.  Inventories increased from December 31, 2009 by $39.2 million primarily due to a typical seasonal increase in Winchester and Chlor Alkali Products.  The 2010 cash from operations was also impacted by a $15.9 million decrease in cash tax payments.  The six months ended June 30, 2010 and 2009 included contributions to our foreign defined benefit pension plan of $4.9 million and $1.5 million, respectively.

Capital spending of $41.7 million for the six months ended June 30, 2010 was $45.9 million lower than the corresponding period in 2009.  The decreased capital spending was primarily due to the completion of the St. Gabriel, LA conversion and expansion project in the fourth quarter of 2009.  For the total year, we expect our capital spending to be in the $70 million to $80 million range, which includes bleach manufacturing and bleach shipping by railroad expansion projects at three of our Chlor Alkali facilities.  We are also in the process of initiating construction of a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.  Capital spending for this project, which is expected to be in the $15 million to $20 million range, began in 2010 and is expected to be completed in 2011.  We expect depreciation to be in the $85 million to $90 million range for full-year 2010.

The cash decrease of $70.1 million for the six months ended June 30, 2010, reflects the normal seasonal growth in working capital.  Based on this, we believe the June 30, 2010 cash balance of $388.4 million, and the availability of approximately $147.0 million of liquidity from our senior revolving credit facility is sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

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

    At June 30, 2010, we had $224.2 million available under our $240 million senior revolving credit facility, because we had issued $15.8 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of June 30, 2010 and 2009, and December 31, 2009, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of June 30, 2010, as a result of our restrictive covenant related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio), the maximum additional borrowings available to us were $147.0 million.  This limitation would restrict our ability to borrow the maximum amounts available under our senior revolving credit facility.  As of June 30, 2010, there were no other covenants or other restrictions that would have limited our ability to borrow.

At June 30, 2010, we had total letters of credit of $42.2 million outstanding, of which $15.8 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have a $35 million letter of credit facility.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, workers compensation insurance policies, and plant closure and post-closure obligations.

We had a $75 million, 364-day accounts receivable securitization facility (Accounts Receivable Facility), renewable annually for five years, which would have expired in July 2012.  During the second quarter of 2010, we terminated the Accounts Receivable Facility.  Based on the liquidity from cash and cash equivalents, cash flow from operations, and short-term borrowings under our senior revolving credit facility, the Accounts Receivable Facility was no longer necessary.  There had been no borrowings under the Accounts Receivable Facility since 2007.  The Accounts Receivable Facility provided for the sale of our eligible trade receivables to a third party conduit through a wholly-owned, bankruptcy-remote, special purpose entity that was consolidated for financial statement purposes.  The Accounts Receivable Facility contained specific covenants relating to the ability of the lender to obtain or maintain a first priority lien on the receivables.  In addition, the Accounts Receivable Facility incorporated the leverage and coverage covenants that are contained in the senior revolving credit facility.

Our current debt structure is used to fund our business operations.  As of June 30, 2010, we had borrowings of $402.3 million, of which $4.7 million was issued at variable rates.  We have entered into interest rate swaps on $132.7 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial development bonds due in 2016.  The result was a gain of $0.4 million, which will be recognized through 2016.  In March 2010, we entered into $125.0 million of interest rate swaps on the 2016 Notes.  The counterparty to these agreements is Citibank, N.A., a major financial institution.   We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings.  Accordingly, the swap agreements have been recorded at their fair market value of $6.3 million and are included in other assets on the accompanying condensed balance sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

    In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of June 30, 2010, $4.1 million of this gain was included in long-term borrowings.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

    Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these notes was $48.8 million at June 30, 2010.  In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes.  In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At June 30, 2010, December 31, 2009, and June 30, 2009, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures About Fair Value Measurements” (ASU 2010-06), which amends ASC 820.  This update adds new fair value disclosure requirements about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  This update expands disclosures on valuation techniques and inputs used to measure fair value.  This update is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010.  We adopted the provisions of ASU 2010-06 on January 1, 2010, except for the requirement to provide the additional Level 3 activity, which will be adopted in 2011.  As of June 30, 2010, we had no assets or liabilities recorded at fair value using Level 3 measurements.  The adoption of this update did not have a material effect on our financial statements.

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

    Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of June 30, 2010, we maintained open positions on futures contracts totaling $63.8 million ($61.4 million at December 31, 2009 and $62.6 million at June 30, 2009).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, we would experience a $6.4 million ($6.1 million at December 31, 2009 and $6.3 million at June 30, 2009) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of June 30, 2010, December 31, 2009, and June 30, 2009, we had long-term borrowings of $402.3 million, $398.4 million, and $251.4 million, respectively, of which $4.7 million at June 30, 2010 and 2009 and December 31, 2009 were issued at variable rates.  As a result of the amount of variable-rate financings compared to our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels.  We have entered into $132.7 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial development bonds due in 2016.  The result was a gain of $0.4 million, which will be recognized through 2016.  In March 2010, we entered into $125.0 million of interest rate swaps on the 2016 Notes.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of June 30, 2010, $4.1 million of this gain was included in long-term borrowings.

The following table reflects the swap activity related to certain debt obligations as of June 30, 2010:

Underlying Debt Instrument	Swap Amount	Date of Swap	June 30, 2010
	($ in millions)
			Olin Pays Floating Rate:
9.125%, due 2011	$50.0	December 2001	4.21%
9.125%, due 2011	$25.0	March 2002	4.5-5.5%	(a)
6.75%, due 2016	$65.0	March 2010	3.5-4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5-4.5%	(a)
Industrial development obligation at a fixed interest rate of 6.625% due 2017	$7.7	March 2002	0.70%
			Olin Receives Floating Rate:
9.125%, due 2011	$75.0	January 2009	7.64%

(a)         Actual rate is set in arrears.  We project the rate will fall within the range shown.

    These interest rate swaps reduced interest expense by $3.0 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	changes in legislation or government regulations or policies, including proposed legislation that would phase out the use of mercury in the manufacture of chlorine, caustic soda, and related products;

•	unexpected litigation outcomes;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	higher-than-expected raw material and energy, transportation, and/or logistics costs;

•	continuing weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior revolving credit facility;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service; and

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital.

You should consider all of our forward-looking statements in light of these factors.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II - Other Information

Item 1.  Legal Proceedings.

 In October 2004, our subsidiary, Pioneer, discovered a problem with the carbon-based system used to remove mercury from the hydrogen gas stream at the St. Gabriel, LA facility, and corrected those problems later that year.  In December 2005, the Louisiana Department of Environmental Quality (LDEQ) issued a penalty assessment notice to Pioneer related to the emissions issue.  The parties negotiated a settlement agreement that is now final.  On June 18, 2010, we paid $230,000 to the LDEQ in full satisfaction of the payment section of the settlement agreement.  We also will complete one or more beneficial environmental projects costing $50,000 by June 30, 2011 pursuant to the settlement agreement.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Not applicable.

(b)         Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2010	—	N/A	—
May 1-31, 2010	—	N/A	—
June 1-30, 2010	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock.  Through June 30, 2010, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Removed and Reserved.

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits.

11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1.)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101
The following materials from Olin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Balance Sheets as of June 30, 2010,  December 31, 2009 and June 30, 2009, (ii) Condensed Statements of Income for the three and six months ended June 30, 2010 and June 30, 2009, (iii) Condensed Statements of Shareholders’ Equity as of June 30, 2010 and June 30, 2009; (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ John E. Fischer
Vice President and Chief Financial Officer (Authorized Officer)

Date: July 26, 2010

EXHIBIT INDEX

Exhibit No.	Description
11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1.)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101
The following materials from Olin Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Balance Sheets as of June 30, 2010,  December 31, 2009 and June 30, 2009, (ii) Condensed Statements of Income for the three and six months ended June 30, 2010 and June 30, 2009, (iii) Condensed Statements of Shareholders’ Equity as of June 30, 2010 and June 30, 2009; (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.