Form 10-Q
period 2010-09-30
OLIN CORP
filed 2010-10-26
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, 79,552,313 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2010	December 31, 2009	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$393.4	$458.5	$376.6
Receivables, net	231.1	183.3	263.6
Income tax receivable	12.5	19.4	5.0
Inventories	157.3	123.8	126.0
Current deferred income taxes	40.9	50.5	61.0
Other current assets	17.6	24.8	21.7
Total current assets	852.8	860.3	853.9
Property, plant and equipment (less accumulated depreciation of $1,048.2, $1,001.3 and $987.4)	683.8	695.4	688.9
Prepaid pension costs	33.7	5.0	21.4
Other assets	92.2	71.0	71.2
Goodwill	300.3	300.3	300.3
Total assets	$1,962.8	$1,932.0	$1,935.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1.8	$—	$—
Accounts payable	107.9	117.8	113.2
Accrued liabilities	189.5	193.1	209.1
Total current liabilities	299.2	310.9	322.3
Long-term debt	385.1	398.4	399.6
Accrued pension liability	50.4	56.6	47.7
Deferred income taxes	39.8	25.8	27.7
Other liabilities	330.9	318.0	307.8
Total liabilities	1,105.4	1,109.7	1,105.1
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 79.6, 78.7 and 78.5 shares	79.6	78.7	78.5
Additional paid-in capital	840.1	823.1	818.9
Accumulated other comprehensive loss	(246.3)	(248.2)	(229.5)
Retained earnings	184.0	168.7	162.7
Total shareholders’ equity	857.4	822.3	830.6
Total liabilities and shareholders’ equity	$1,962.8	$1,932.0	$1,935.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$432.8	$397.0	$1,200.5	$1,180.6
Operating expenses:
Cost of goods sold	366.5	316.4	1,026.7	934.6
Selling and administration	33.3	31.2	101.3	106.5
Other operating income	0.3	1.2	2.6	6.9
Operating income	33.3	50.6	75.1	146.4
Earnings of non-consolidated affiliates	11.6	7.1	22.8	32.9
Interest expense	6.4	1.9	19.5	5.2
Interest income	0.3	0.1	0.7	0.9
Other income	—	—	0.1	0.1
Income before taxes	38.8	55.9	79.2	175.1
Income tax provision	7.0	16.5	16.4	61.2
Net income	$31.8	$39.4	$62.8	$113.9
Net income per common share:
Basic	$0.40	$0.50	$0.79	$1.46
Diluted	$0.40	$0.50	$0.79	$1.46
Dividends per common share	$0.20	$0.20	$0.60	$0.60
Average common shares outstanding:
Basic	79.4	78.4	79.1	78.0
Diluted	80.2	78.6	79.8	78.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares Issued	Par Value
Balance at January 1, 2009	77.3	$77.3	$801.6	$(269.4)	$95.5	$705.0
Comprehensive income:
Net income	—	—	—	—	113.9	113.9
Translation adjustment	—	—	—	3.2	—	3.2
Net unrealized gain	—	—	—	32.8	—	32.8
Amortization of prior service costs and actuarial losses, net	—	—	—	3.9	—	3.9
Comprehensive income						153.8
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(46.7)	(46.7)
Common stock issued for:
Stock option exercised	—	—	0.2	—	—	0.2
Employee benefit plans	1.1	1.1	12.7	—	—	13.8
Other transactions	0.1	0.1	2.4	—	—	2.5
Stock-based compensation	—	—	2.0	—	—	2.0
Balance at September 30, 2009	78.5	$78.5	$818.9	$(229.5)	$162.7	$830.6
Balance at January 1, 2010	78.7	$78.7	$823.1	$(248.2)	$168.7	$822.3
Comprehensive income:
Net income	—	—	—	—	62.8	62.8
Translation adjustment	—	—	—	(0.6)	—	(0.6)
Net unrealized loss	—	—	—	(4.9)	—	(4.9)
Amortization of prior service costs and actuarial losses, net	—	—	—	7.4	—	7.4
Comprehensive income						64.7
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(47.5)	(47.5)
Common stock issued for:
Stock options exercised	0.2	0.2	2.3	—	—	2.5
Employee benefit plans	0.6	0.6	9.6	—	—	10.2
Other transactions	0.1	0.1	2.2	—	—	2.3
Stock-based compensation	—	—	2.9	—	—	2.9
Balance at September 30, 2010	79.6	$79.6	$840.1	$(246.3)	$184.0	$857.4

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income	$62.8	$113.9
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(22.8)	(32.9)
Other operating income – gains on disposition of property, plant and equipment	(1.5)	(5.5)
Stock-based compensation	5.1	4.3
Depreciation and amortization	64.8	50.5
Deferred income taxes	22.1	51.1
Qualified pension plan contributions	(7.3)	(2.0)
Qualified pension plan income	(18.4)	(16.4)
Common stock issued under employee benefit plans	1.0	1.6
Change in:
Receivables	(47.8)	(50.6)
Income taxes receivable	6.9	(5.6)
Inventories	(33.5)	5.4
Other current assets	0.1	0.9
Accounts payable and accrued liabilities	10.4	(21.2)
Other assets	(1.6)	2.5
Other noncurrent liabilities	0.9	5.7
Other operating activities	(0.1)	(1.5)
Net operating activities	41.1	100.2
Investing Activities
Capital expenditures	(63.4)	(122.3)
Proceeds from disposition of property, plant and equipment	2.9	7.1
Distributions from affiliated companies, net	9.5	29.1
Other investing activities	(0.5)	3.3
Net investing activities	(51.5)	(82.8)
Financing Activities
Long-term debt:
Borrowings	—	150.3
Repayments	(18.9)	—
Issuance of common stock	9.2	12.2
Stock options exercised	2.3	0.1
Excess tax benefits from stock options exercised	0.2	0.1
Dividends paid	(47.5)	(46.7)
Deferred debt issuance cost	—	(3.3)
Net financing activities	(54.7)	112.7
Net (decrease) increase in cash and cash equivalents	(65.1)	130.1
Cash and cash equivalents, beginning of period	458.5	246.5
Cash and cash equivalents, end of period	$393.4	$376.6
Cash paid (received) for interest and income taxes:
Interest	$20.0	$7.3
Income taxes, net of refunds	$(5.6)	$17.5
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$10.0	$2.4

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

Allowance for doubtful accounts receivable consisted of the following:
	September 30,
	2010	2009
	($ in millions)
Balance at beginning of year	$3.3	$5.0
Provisions charged	0.2	7.3
Recoveries (write-offs), net	0.1	(6.5)
Balance at end of period	$3.6	$5.8

Provisions credited to operations were $0.6 million for the three months ended September 30, 2010.  Provisions charged to operations were $1.0 million for the three months ended September 30, 2009.

INVENTORIES

Inventories consisted of the following:
	September 30, 2010	December 31, 2009	September 30, 2009
	($ in millions)
Supplies	$29.3	$29.0	$28.0
Raw materials	59.8	52.2	53.7
Work in process	27.8	23.0	25.6
Finished goods	103.3	77.8	75.4
	220.2	182.0	182.7
LIFO reserve	(62.9)	(58.2)	(56.7)
Inventories, net	$157.3	$123.8	$126.0

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts, and maintenance parts.  Elements of costs in inventories included raw materials, direct labor, and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2010, reflect certain estimates relating to inventory quantities and costs at December 31, 2010.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $62.9 million, $58.2 million and $56.7 million higher than reported at September 30, 2010, December 31, 2009, and September 30, 2009, respectively.

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Computation of Basic Income per Share	($ and shares in millions, except per share data)
Net income	$31.8	$39.4	$62.8	$113.9
Basic shares	79.4	78.4	79.1	78.0
Basic net income per share	$0.40	$0.50	$0.79	$1.46
Computation of Diluted Income per Share
Diluted shares:
Basic shares	79.4	78.4	79.1	78.0
Stock-based compensation	0.8	0.2	0.7	0.1
Diluted shares	80.2	78.6	79.8	78.1
Diluted net income per share	$0.40	$0.50	$0.79	$1.46

The computation of dilutive shares from stock-based compensation does not include 0.6 million and 0.1 million shares for the three months ended September 30, 2010 and 2009, respectively, and 0.6 million and 0.2 million shares for the nine months ended September 30, 2010 and 2009, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2010 and 2009.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $170.5 million, $166.1 million, and $167.1 million at September 30, 2010, December 31, 2009, and September 30, 2009, respectively, of which $146.5 million, $131.1 million, and $132.1 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions)
Charges to income	$8.6	$5.5	$14.7	$18.3
Recoveries from third parties of costs incurred and expensed in prior periods	(0.2)	(44.3)	(5.6)	(45.1)
Total environmental expense (income)	$8.4	$(38.8)	$9.1	$(26.8)

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

SHAREHOLDERS’ EQUITY

Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of our common stock.  We have repurchased 4,845,924 shares under the April 1998 program.  There were no share repurchases during the nine month periods ended September 30, 2010 and 2009.  At September 30, 2010, 154,076 shares remained authorized to be purchased.

We issued 0.2 million shares and less than 0.1 million shares with a total value of $2.5 million and $0.2 million, representing stock options exercised for the nine months ended September 30, 2010 and 2009, respectively.  In addition, we issued 0.6 million and 1.1 million shares with a total value of $10.2 million and $13.8 million for the nine months ended September 30, 2010 and 2009, respectively, in connection with our Contributing Employee Ownership Plan (CEOP).  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective January 1, 2010, we suspended our matching contributions on all salaried and certain non-bargained hourly employees’ contributions.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2009	$(5.1)	$(25.0)	$(239.3)	$(269.4)
Unrealized gains	3.2	18.3	—	21.5
Reclassification adjustments into income	—	14.5	3.9	18.4
Balance at September 30, 2009	$(1.9)	$7.8	$(235.4)	$(229.5)
Balance at January 1, 2010	$(0.5)	$11.6	$(259.3)	$(248.2)
Unrealized losses	(0.6)	(0.8)	—	(1.4)
Reclassification adjustments into income	—	(4.1)	7.4	3.3
Balance at September 30, 2010	$(1.1)	$6.7	$(251.9)	$(246.3)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included a deferred tax (benefit) provision for the nine months ended September 30, 2010 and 2009 of $(3.0) million and $20.9 million, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included a deferred tax provision for the nine months ended September 30, 2010 and 2009 of $4.5 million and $5.2 million, respectively.

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other operating income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales:	($ in millions)
Chlor Alkali Products	$275.3	$228.8	$763.9	$738.9
Winchester	157.5	168.2	436.6	441.7
Total sales	$432.8	$397.0	$1,200.5	$1,180.6
Income before taxes:
Chlor Alkali Products(1)	$44.0	$3.9	$80.7	$120.2
Winchester	18.8	23.0	59.4	59.1
Corporate/other:
Pension income(2)	7.0	6.3	18.2	16.8
Environmental (expense) income(3)	(8.4)	38.8	(9.1)	26.8
Other corporate and unallocated costs	(16.8)	(15.5)	(53.9)	(50.5)
Other operating income(4)	0.3	1.2	2.6	6.9
Interest expense(5)	(6.4)	(1.9)	(19.5)	(5.2)
Interest income	0.3	0.1	0.7	0.9
Other income	—	—	0.1	0.1
Income before taxes	$38.8	$55.9	$79.2	$175.1

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings from non-consolidated affiliates were $11.6 million and $7.1 million for the three months ended September 30, 2010 and 2009, respectively, and $22.8 million and $32.9 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  All other components of pension costs are included in corporate/other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.  Pension income for the nine months ended September 30, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

(3)
Environmental (expense) income for the three months ended September 30, 2010 and 2009 included $0.2 million and $44.3 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental (expense) income for the nine months ended September 30, 2010 and 2009 included $5.6 million and $45.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.

(4)
Other operating income for the nine months ended September 30, 2010 and 2009 included $1.5 million and $1.8 million, respectively, of gains on the disposal of assets primarily associated with the St. Gabriel, LA conversion and expansion project.  Other operating income for the nine months ended September 30, 2009 also included a $3.7 million gain on the sale of land.

(5)
Interest expense was reduced by capitalized interest of $0.4 million and $3.6 million for the three months ended September 30, 2010 and 2009, respectively, and $0.8 million and $9.1 million for the nine months ended September 30, 2010 and 2009, respectively.

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards, and deferred directors’ compensation.  Stock-based compensation expense was as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions)
Stock-based compensation	$2.2	$1.9	$7.9	$6.8
Mark-to-market adjustments	0.9	2.7	1.1	0.5
Total expense	$3.1	$4.6	$9.0	$7.3

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

Dividend yield for 2010 and 2009 was based on a historical average.  Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options.  Expected volatility was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility.  Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

INVESTMENTS – AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt Chlor Alkali Partnership (SunBelt), which is accounted for using the equity method of accounting.  The condensed financial positions and results of operations of SunBelt in its entirety were as follows:

100% Basis	September 30, 2010	December 31, 2009	September 30, 2009
Condensed balance sheet data:	($ in millions)
Current assets	$45.7	$16.1	$36.4
Noncurrent assets	82.5	94.1	97.6
Current liabilities	23.4	21.4	22.0
Noncurrent liabilities	85.3	85.3	97.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Condensed income statement data:	($ in millions)
Sales	$51.6	$36.9	$120.6	$135.1
Gross profit	24.2	14.9	47.2	68.5
Net income	19.4	9.6	35.2	53.2

The amount of cumulative unremitted earnings of SunBelt was $19.5 million, $3.5 million and $14.5 million at September 30, 2010, December 31, 2009, and September 30, 2009, respectively.  We received distributions from SunBelt totaling $9.6 million and $25.8 million for the nine months ended September 30, 2010 and 2009, respectively.  We have not made any contributions in 2010 or 2009.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours.  Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $0.9 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively, and $2.6 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively.  The operating results from SunBelt included interest expense of $0.8 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively, and $2.6 million and $3.0 million for the nine months ended September 30, 2010 and 2009, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $2.4 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively, and $6.9 million and $6.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these SunBelt Notes was $48.8 million at September 30, 2010.  In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes.  In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

In addition to SunBelt, we have two other investments, which are accounted for under the equity method.  The following table summarizes our investments in our non-consolidated equity affiliates:
	September 30, 2010	December 31, 2009	September 30, 2009
	($ in millions)
SunBelt	$7.4	$(4.1)	$(0.3)
Bay Gas	14.1	12.6	11.8
Bleach joint venture	11.4	11.1	11.3
Investments in equity affiliates	$32.9	$19.6	$22.8

The following table summarizes our equity earnings of non-consolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions)
SunBelt	$10.6	$5.8	$20.2	$29.3
Bay Gas	0.5	0.5	1.5	1.2
Bleach joint venture	0.5	0.8	1.1	2.4
Equity earnings of non-consolidated affiliates	$11.6	$7.1	$22.8	$32.9

We received net distributions from our non-consolidated affiliates of $9.5 million and $29.1 million for the nine months ended September 30, 2010 and 2009, respectively.

LONG-TERM DEBT

In September 2010, we redeemed industrial development and environmental improvement tax exempt bonds (industrial revenue bonds) totaling $18.9 million, with maturity dates of February 2016 and March 2016.  We paid a premium of $0.4 million to the bond holders, which was included in interest expense.  We also recognized a $0.3 million deferred gain in interest expense related to the interest rate swaps, which were terminated in April, 2010, on these industrial revenue bonds.

In August 2009, we sold $150.0 million of 8.875% Senior Notes (2019 Notes) with a maturity date of August 15, 2019.  The 2019 Notes were issued at 99.19% of par value, providing a yield to maturity to investors of 9.0%.  Interest is paid semi-annually in arrears on each February 15 and August 15.  Proceeds of $145.5 million, after expenses of $3.3 million, from the 2019 Notes were used to further strengthen our long-term liquidity.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Expenses of the defined contribution pension plans were $3.3 million and $3.0 million for the three months ended September 30, 2010 and 2009, respectively, and $10.5 million and $10.0 million for the nine months ended September 30, 2010 and 2009, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.5	$1.4	$0.3	$0.1
Interest cost	24.4	25.5	0.8	0.9
Expected return on plans’ assets	(34.6)	(33.8)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Recognized actuarial loss	3.3	2.4	0.5	0.4
Net periodic benefit (income) cost	$(5.3)	$(4.4)	$1.6	$1.4

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$4.5	$4.3	$1.0	$0.9
Interest cost	73.9	76.9	2.8	3.1
Expected return on plans’ assets	(103.9)	(101.4)	—	—
Amortization of prior service cost	0.4	0.4	(0.1)	(0.1)
Recognized actuarial loss	9.7	7.1	1.9	1.7
Net periodic benefit (income) cost	$(15.4)	$(12.7)	$5.6	$5.6

We made contributions to our foreign defined benefit pension plan of $7.3 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively.  In March 2010, we recorded a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income before taxes.
	Three Months Ended September 30,		Nine Months Ended September 30,
Effective Tax Rate Reconciliation (Percent)	2010	2009	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	(0.6)	(2.5)	(0.4)	(0.9)
Domestic manufacturing/export tax incentive	0.8	(0.9)	—	(0.3)
Dividends paid to CEOP	(1.0)	(0.3)	(1.4)	(0.7)
State income taxes, net	2.0	2.8	1.7	2.6
Change in tax contingencies	(16.1)	(2.2)	(11.4)	(0.9)
Change in valuation allowance	0.3	—	(1.6)	1.1
Return to provision	(2.6)	(2.6)	(1.9)	(0.8)
Other, net	0.2	0.2	0.7	(0.1)
Effective tax rate	18.0%	29.5%	20.7%	35.0%

The effective tax rates for the three months ended September 30, 2010 and 2009 included the cumulative effect of changes to our annual estimated effective tax rate from prior quarters.

The effective tax rate for the three and nine months ended September 30, 2010 included an expense of $0.1 million and a benefit of $1.3 million, respectively, related to changes in the valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  The effective tax rate for the nine months ended September 30, 2009 included expense of $2.0 million for a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.

As of September 30, 2010, we had $42.4 million of gross unrecognized tax benefits, all of which would have a net $40.1 million impact on the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:
September 30, 2010
($ in millions)
Balance at beginning of year	$50.8
Increases for prior year tax positions	0.2
Decreases for prior year tax positions	(0.3)
Increases for current year tax positions	1.8
Decreases for current year tax positions	(0.1)
Decreases due to settlement with taxing authorities	(2.2)
Reductions due to statute of limitations	(7.8)
Balance at end of period	$42.4

As of September 30, 2010, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $9.6 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state, and foreign statutes of limitation.

Our federal U.S. and Canadian income tax returns for 2006 to 2009 are open tax years under the statute of limitations.  We file in numerous states, Canadian provinces and foreign jurisdictions with varying statutes of limitation.  The tax years 2004 through 2009 are open depending on each jurisdiction’s unique statute of limitation.  The Internal Revenue Service (IRS) completed an audit of our U.S. income tax return for 2006.  The Canada Revenue Agency recently completed an audit of a portion of our Canadian tax returns for the 2005 to 2007 tax years.  No issues arose that required an additional tax liability to be recognized.  We believe we have adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  We had forward contracts to sell foreign currencies with a notional value of $0.2 million, $0.3 million and $1.4 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  We had forward contracts to buy foreign currencies with a notional value of $1.3 million, $1.7 million and $2.0 million at September 30, 2010, December 30, 2009 and September 30, 2009, respectively.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 9.125% senior notes due 2011 (2011 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of September 30, 2010, $3.5 million of this gain was included in long-term borrowings.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	September 30, 2010	December 31, 2009	September 30, 2009
	($ in millions)
Copper	$26.0	$34.1	$36.1
Zinc	3.4	3.2	3.2
Lead	19.7	17.0	13.7
Natural gas	6.7	7.1	4.4

As of September 30, 2010, the counterparty to $33.5 million of these commodity forward contracts was Wells Fargo, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company's manufacturing process.  At September 30, 2010, we had open positions in futures contracts through 2013.  If all open futures contracts had been settled on September 30, 2010, we would have recognized a pretax gain of $10.9 million.

If commodity prices were to remain at September 30, 2010 levels, approximately $7.5 million of deferred gains would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of September 30, 2010, December 31, 2009 and September 30, 2009, the total notional amounts of our interest rate swaps designated as fair value hedges were $132.7 million, $26.6 million and $26.6 million, respectively.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during the three months ended September 30, 2010.  In March 2010, we entered into $125.0 million of interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009	September 30, 2009	Balance Sheet Location	September 30, 2010	December 31, 2009	September 30, 2009
		($ in millions)				($ in millions)
Interest rate contracts	Other assets	$10.8	$1.4	$2.0	Long-term debt	$14.3	$6.9	$8.2
Commodity contracts – gains	Other current assets	10.6	17.7	13.0	Accrued liabilities	—	—	(0.2)
Commodity contracts – losses	Other current assets	(0.2)	(0.2)	(1.3)	Accrued liabilities	—	—	—
		$21.2	$18.9	$13.7		$14.3	$6.9	$8.0

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other assets	$4.7	$6.0	$6.6	Other liabilities	$1.3	$0.9	$0.8
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	0.8	—	0.2
Foreign currency contracts	Other current assets	—	—	—	Accrued liabilities	0.1	0.1	0.1
		$4.7	$6.0	$6.6		$2.2	$1.0	$1.1

Total derivatives(1)		$25.9	$24.9	$20.3		$16.5	$7.9	$9.1

(1)         Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2010	2009	2010	2009
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$12.9	$14.0	$(1.2)	$29.8

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(1.1)	$(1.0)	$6.6	$(23.9)
		$(1.1)	$(1.0)	$6.6	$(23.9)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$1.9	$0.9	$4.7	$2.5
		$1.9	$0.9	$4.7	$2.5
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$0.1	$0.1	$0.3	$(0.3)
Commodity contracts	Cost of goods sold	(0.9)	(0.2)	(1.2)	(2.2)
Foreign currency contracts	Selling and administration	0.1	—	(0.1)	—
		$(0.7)	$(0.1)	$(1.0)	$(2.5)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of September 30, 2010, December 31, 2009 and September 30, 2009, the amounts recognized in other current assets for cash collateral provided by counterparties to us were $0.7 million, $2.2 million and zero, respectively.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the condensed balance sheets:
	Fair Value Measurements
Balance at September 30, 2010	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$15.5	$—	$15.5
Commodity forward contracts	4.2	6.2	—	10.4
Liabilities
Interest rate swaps	$—	$15.6	$—	$15.6
Commodity forward contracts	—	0.8	—	0.8
Foreign currency contracts	0.1	—	—	0.1

Balance at December 31, 2009
Assets
Interest rate swaps	$—	$7.4	$—	$7.4
Commodity forward contracts	5.7	11.8	—	17.5
Liabilities
Interest rate swaps	$—	$7.8	$—	$7.8
Foreign currency contracts	0.1	—	—	0.1

Balance at September 30, 2009
Assets
Interest rate swaps	$—	$8.6	$—	$8.6
Commodity forward contracts	2.3	9.4	—	11.7
Liabilities
Interest rate swaps	$—	$9.0	$—	$9.0
Foreign currency contracts	0.1	—	—	0.1

For the nine months ended September 30, 2010, there were no transfers into or out of Level 1 and Level 2.

Interest rate swaps

The fair value of the interest rate swaps was included in other assets, long-term debt, and other liabilities as of September 30, 2010, December 31, 2009 and September 30, 2009.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity forward contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of September 30, 2010 and other current assets as of December 31, 2009 and September 30, 2009, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

The fair value of the foreign currency contracts was classified in accrued liabilities as of September 30, 2010, December 31, 2009 and September 30, 2009, with gains and losses included in selling and administration expense, as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.  The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities.  At September 30, 2010, December 31, 2009, and September 30, 2009, the estimated fair value of debt was $420.3 million, $416.0 million and $389.5 million, respectively, which compares to debt recorded on the balance sheet of $386.9 million, $398.4 million and $399.6 million, respectively.

SUBSEQUENT EVENT

In October 2010, we completed a financing of tax-exempt bonds totaling $70 million due 2024.  The bonds include $50 million issued pursuant to the Gulf Opportunity Zone Act of 2005 (Go Zone Act) and $20 million issued pursuant to the American Recovery and Reinvestment Act of 2009 (Recovery Zone Act).  The bonds were issued by the Industrial Development Authority of Washington County, Alabama (the Authority) pursuant to a trust indenture between the Authority and U. S. Bank, National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC), as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC.

Proceeds of the bonds will be loaned by the Authority to us under a loan agreement, whereby we are obligated to make loan payments to the Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit agreement.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We have the option to borrow up to the entire $70 million in a series of draw downs through December 31, 2011.  During October 2010, we drew $15.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Background

Our manufacturing operations are concentrated in two business segments:  Chlor Alkali Products and Winchester.  Both are capital intensive manufacturing businesses with operating rates closely tied to the general economy.  Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity.  Our Chlor Alkali Products segment is a commodity business where all supplier products are similar and price is the major supplier selection criterion.  We have little or no ability to influence prices in this large, global commodity market.  Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given the capacity in our Chlor Alkali Products business, can lead to significant changes in our overall profitability.  Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance.  While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

Executive Summary

Earnings for the third quarter of 2010 of $0.40 per diluted share increased compared to earnings for the second quarter of 2010 of $0.21 per diluted share.  Third quarter 2010 segment results in our Chlor Alkali business improved compared to the second quarter of 2010, but were partially offset by lower segment results in our Winchester business compared to the second quarter of 2010.  The improved earnings per share were also positively impacted by a lower effective tax rate in the third quarter of 2010 of 18.0% compared to the second quarter 2010 rate of 32.9%.

Chlor Alkali Products’ segment income was $44.0 million and $80.7 million for the three and nine months ended September 30, 2010, respectively.  Chlor Alkali Products’ third quarter 2010 segment income increased 69% compared to the second quarter of 2010, as a result of increased volumes.  Chlor Alkali Products’ third quarter segment income represented the fourth consecutive quarter of sequential earnings improvement.  The third quarter 2010 Chlor Alkali Products’ segment income also included a record level of bleach sales.  Operating rates in Chlor Alkali Products for the third quarter of 2010 were 91%, which was the highest level since the third quarter of 2007, and higher than both the third quarter of 2009 level of 74% and the second quarter of 2010 level of 83%.

Third quarter of 2010 ECU netbacks were approximately $465, which was a decrease from approximately $470 experienced in the second quarter of 2010.  In the third quarter of 2010, higher freight costs per ECU and slightly lower chlorine prices more than offset higher caustic soda prices compared to the second quarter of 2010.  Freight costs per ECU increased approximately 13% in the third quarter of 2010 compared to the second quarter of 2010.  During February 2010, an $80 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the second quarter of 2010.  Caustic soda demand has continued to improve, and as a result, during the third quarter of 2010, three additional caustic soda price increases were announced totaling $135 per ton.  While the success of these price increases is not yet known, some portion of the benefits of these price increases, if realized, are expected in our system beginning in the fourth quarter of 2010.

Winchester segment income was $18.8 million and $59.4 million for the three and nine months ended September 30, 2010, respectively.  Winchester’s third quarter segment earnings were lower than the highest level of quarterly segment income in the last two decades of $23.0 million in the third quarter of 2009.  Third quarter 2010 commercial volumes were approximately 6% below the third quarter of 2009.

Income before taxes for the three and nine months ended September 30, 2010 included $0.2 million and $5.6 million, respectively, of recoveries from third parties for environmental costs incurred and expensed in prior periods.  For the three and nine months ended September 30, 2009, income before taxes also included $44.3 million and $45.1 million, respectively, of recoveries from third parties for environmental costs incurred and expensed in prior periods.

Third quarter 2010 and 2009 income tax expense included $7.3 million and $4.3 million, respectively, of favorable adjustments associated with the expiration of statutes of limitation in domestic jurisdictions and reductions in expense associated with the finalization of the income tax returns.

In September 2010, we redeemed industrial revenue bonds totaling $18.9 million, with maturity dates of February 2016 and March 2016.  We paid a premium of $0.4 million to the bond holders, which was included in interest expense.  We also recognized a $0.3 million deferred gain in interest expense related to the interest rate swaps, which were terminated in April 2010, on these industrial revenue bonds.  During the fourth quarter of 2010, an additional $1.8 million of industrial revenue bonds with maturities in 2016 were also redeemed.

In October 2010, we completed a financing of tax-exempt bonds totaling $70 million due 2024.  We have the option to borrow up to the entire $70 million in a series of draw downs through December 31, 2011.  During October 2010, we drew $15.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.

The Patient Protection and Affordable Healthcare Act was signed into law on March 23, 2010 and the Healthcare and Education Reconciliation Act of 2010 was signed into law on March 31, 2010 (collectively the Healthcare Acts).  The impact of the Healthcare Acts did not have a material effect on our consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions, except per share data)
Sales	$432.8	$397.0	$1,200.5	$1,180.6
Cost of goods sold	366.5	316.4	1,026.7	934.6
Gross margin	66.3	80.6	173.8	246.0
Selling and administration	33.3	31.2	101.3	106.5
Other operating income	0.3	1.2	2.6	6.9
Operating income	33.3	50.6	75.1	146.4
Earnings of non-consolidated affiliates	11.6	7.1	22.8	32.9
Interest expense	6.4	1.9	19.5	5.2
Interest income	0.3	0.1	0.7	0.9
Other income	—	—	0.1	0.1
Income before taxes	38.8	55.9	79.2	175.1
Income tax provision	7.0	16.5	16.4	61.2
Net income	$31.8	$39.4	$62.8	$113.9
Net income per common share:
Basic	$0.40	$0.50	$0.79	$1.46
Diluted	$0.40	$0.50	$0.79	$1.46

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Sales for the three months ended September 30, 2010 were $432.8 million compared to $397.0 million for the same period last year, an increase of $35.8 million, or 9%.  Chlor Alkali Products’ sales increased $46.5 million, or 20%, due to higher ECU prices and increased shipment volumes.  Our ECU netbacks, excluding SunBelt, increased 24% compared to the same period in the prior year.  Winchester sales decreased by $10.7 million, or 6%, from the three months ended September 30, 2009 primarily due to a decline in shipments to commercial customers, partially offset by increased shipments to industrial customers.

Gross margin decreased $14.3 million, or 18%, compared to the three months ended September 30, 2009, primarily from the $44.1 million impact of decreased recoveries from third parties for environmental costs incurred and expensed in prior periods.  Gross margin was also impacted by increased Chlor Alkali gross margin resulting from higher ECU netbacks and increased volumes, partially offset by a lower Winchester gross margin resulting from decreased sales.  Gross margin as a percentage of sales decreased to 15% in 2010 from 20% in 2009.

Selling and administration expenses for the three months ended September 30, 2010 increased $2.1 million, or 7%, from the three months ended September 30, 2009 primarily due to a favorable resolution of a Canadian capital tax matter in 2009 of $4.6 million and higher management incentive compensation of $1.4 million.  These increases were partially offset by a lower provision for doubtful customer accounts receivable of $1.6 million and decreased stock-based compensation of $1.9 million, primarily due to mark-to-market adjustments.  Selling and administration expenses as a percentage of sales were 8% in 2010 and 2009.

Other operating income for the three months ended September 30, 2010 decreased $0.9 million from the same period last year.  Other operating income for the three months ended September 30, 2009 included a $0.9 million gain, on the disposition of property, plant and equipment primarily associated with the St. Gabriel, LA conversion and expansion project.

The earnings of non-consolidated affiliates were $11.6 million for the three months ended September 30, 2010, an increase of $4.5 million from the three months ended September 30, 2009, primarily due to higher ECU netbacks and increased volumes at SunBelt.

Interest expense increased by $4.5 million for the three months ended September 30, 2010 compared to the same period last year, primarily due to a higher level of outstanding debt and a decrease of $3.2 million in capitalized interest primarily due to our St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009.

Interest income increased by $0.2 million compared to the three months ended September 30, 2009, primarily due to higher average cash balances.

The effective tax rate for the three months ended September 30, 2010 included a $6.3 million reduction in expense associated with the expiration of statutes of limitation in domestic jurisdictions, and a $1.0 million reduction in expense associated with the finalization of the 2009 income tax return.  After giving consideration to these two items of $7.3 million, the effective rate for the three months ended September 30, 2010 of 36.9% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were partially offset by favorable permanent tax deduction items and the utilization of certain state tax credits.  The effective tax rate for the three months ended September 30, 2009 included a $2.8 million reduction in expense associated with the finalization of the 2008 income tax return, which resulted in lower state income tax expense, and a $1.5 million reduction in expense associated with the expiration of statutes of limitation in domestic jurisdictions.  After giving consideration to these two items of $4.3 million, the effective tax rate for the three months ended September 30, 2009 of 37.2% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the utilization of certain state tax credits.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Sales for the nine months ended September 30, 2010 were $1,200.5 million compared to $1,180.6 million for the same period last year, an increase of $19.9 million, or 2%.  Chlor Alkali Products’ sales increased $25.0 million, or 3%, due to increased shipment volumes, partially offset by lower ECU prices.  Our ECU netbacks, excluding SunBelt, decreased 16% compared to the nine months ended September 30, 2009.  Winchester sales decreased by $5.1 million, or 1%, from the nine months ended September 30, 2009 primarily due to the decline in shipments to commercial customers, partially offset by higher shipments to military, international, industrial and law enforcement customers.

Gross margin decreased $72.2 million, or 29%, compared to the nine months ended September 30, 2009, primarily from the $39.5 million impact of decreased recoveries from third parties for environmental costs incurred and expensed in prior periods.  Gross margin in 2010 was also impacted by decreased Chlor Alkali gross margin resulting from lower ECU netbacks, partially offset by increased volumes, and improved Winchester gross margin resulting from lower commodity and other material costs.  Gross margin as a percentage of sales decreased to 14% in 2010 from 21% in 2009.

Selling and administration expenses for the nine months ended September 30, 2010 decreased $5.2 million, or 5%, from the nine months ended September 30, 2009 primarily due to a lower provision for doubtful customer accounts receivable of $7.1 million, related to a deterioration in customer credit in 2009, decreased management incentive compensation of $1.7 million, lower consulting fees of $1.7 million, and decreased salary and benefit costs of $1.5 million.  These decreases were partially offset by higher non-income taxes of $4.8 million, primarily resulting from a favorable resolution of a Canadian capital tax matter in 2009, increased stock-based compensation costs of $1.6 million, primarily due to mark-to-market adjustments, and an unfavorable foreign currency impact of $0.5 million.  Selling and administration expenses as a percentage of sales were 8% in 2010 and 9% in 2009.

Other operating income for the nine months ended September 30, 2010 decreased by $4.3 million from the same period in 2009.  Other operating income for the nine months ended September 30, 2010 and 2009 included $1.5 million and $1.8 million, respectively, of gains on the disposition of property, plant and equipment primarily associated with the St. Gabriel, LA conversion and expansion project.  Other operating income for the nine months ended September 30, 2009 also included a $3.7 million gain on the sale of land.

The earnings of non-consolidated affiliates were $22.8 million for the nine months ended September 30, 2010, a decrease of $10.1 million from the nine months ended September 30, 2009, primarily due to lower ECU netbacks at SunBelt.

Interest expense increased by $14.3 million for the nine months ended September 30, 2010 compared to the same period last year, due to a higher level of outstanding debt and a decrease of $8.3 million in capitalized interest primarily due to our St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009, partially offset by lower interest rates.

Interest income decreased by $0.2 million compared to the nine months ended September 30, 2009, primarily due to lower short-term interest rates, partially offset by higher average cash balances.

The effective tax rate for the nine months ended September 30, 2010 included a $9.0 million reduction in expense associated with the expiration of statutes of limitation in domestic and foreign jurisdictions, a $1.3 million reduction in expense related to the release of a portion of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations, and a $1.4 million reduction in expense primarily associated with the finalization of the 2009 federal income tax return.  After giving consideration to these three items of $11.7 million, the effective rate for the nine months ended September 30, 2010 of 35.5% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the utilization of certain state tax credits.  The effective tax rate for the nine months ended September 30, 2009 included expense of $2.0 million for a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  Additionally, the effective tax rate for the nine months ended September 30, 2009 included a $2.8 million reduction in expense associated with the finalization of the 2008 income tax return, which resulted in lower state tax expense, and a $2.3 million reduction in expense associated with the expiration of statutes of limitation in domestic and foreign jurisdictions and a law change in foreign jurisdictions.  After giving consideration to these three items of $3.1 million, the effective tax rate for the nine months ended September 30, 2009 of 36.7%, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the utilization of certain state tax credits.

Segment Results

We define segment results as income before interest expense, interest income, other operating income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2010	2009	2010	2009
Sales:	($ in millions)
Chlor Alkali Products	$275.3	$228.8	$763.9	$738.9
Winchester	157.5	168.2	436.6	441.7
Total sales	$432.8	$397.0	$1,200.5	$1,180.6
Income before taxes:
Chlor Alkali Products(1)	$44.0	$3.9	$80.7	$120.2
Winchester	18.8	23.0	59.4	59.1
Corporate/other:
Pension income(2)	7.0	6.3	18.2	16.8
Environmental (expense) income(3)	(8.4)	38.8	(9.1)	26.8
Other corporate and unallocated costs	(16.8)	(15.5)	(53.9)	(50.5)
Other operating income(4)	0.3	1.2	2.6	6.9
Interest expense(5)	(6.4)	(1.9)	(19.5)	(5.2)
Interest income	0.3	0.1	0.7	0.9
Other income	—	—	0.1	0.1
Income before taxes	$38.8	$55.9	$79.2	$175.1

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings from non-consolidated affiliates were $11.6 million and $7.1 million for the three months ended September 30, 2010 and 2009, respectively, and $22.8 million and $32.9 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  All other components of pension costs are included in corporate/other and include items such as the expected return on plan assets, interest cost, and recognized actuarial gains and losses.  Pension income for the nine months ended September 30, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

(3)
Environmental (expense) income for the three months ended September 30, 2010 and 2009 included $0.2 million and $44.3 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental (expense) income for the nine months ended September 30, 2010 and 2009 included $5.6 million and $45.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.

(4)
Other operating income for the nine months ended September 30, 2010 and 2009 included $1.5 million and $1.8 million, respectively, of gains on the disposal of assets primarily associated with the St. Gabriel, LA conversion and expansion project.  Other operating income for the nine months ended September 30, 2009 also included a $3.7 million gain on the sale of land.

(5)
Interest expense was reduced by capitalized interest of $0.4 million and $3.6 million for the three months ended September 30, 2010 and 2009, respectively, and $0.8 million and $9.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Chlor Alkali Products

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Chlor Alkali Products’ sales for the three months ended September 30, 2010 were $275.3 million compared to $228.8 million for the three months ended September 30, 2009, an increase of $46.5 million, or 20%.  The sales increase was primarily due to higher ECU pricing, which increased 24% from the three months ended September 30, 2009 and higher chlorine and caustic soda volumes of 7%.  Volumes for potassium hydroxide, bleach and hydrochloric acid increased 25%, 21%, and 32%, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Sales of potassium hydroxide, bleach, and hydrochloric acid represented approximately 25% of Chlor Alkali Products’ sales for the three months ended September 30, 2010.  Our ECU netback, excluding SunBelt, was approximately $465 for the three months ended September 30, 2010 compared to approximately $375 for the three months ended September 30, 2009.  Freight costs included in the ECU netback increased 4% for the three months ended September 30, 2010, compared to the same period last year.  Our operating rate for the three months ended September 30, 2010 was 91%, compared to 74% for the three months ended September 30, 2009.  The higher operating rate for 2010 resulted from higher chlorine, bleach, and hydrochloric acid demand.

Chlor Alkali posted segment income of $44.0 million for the three months ended September 30, 2010 compared to $3.9 million for the same period in 2009, an increase of $40.1 million.  Chlor Alkali segment income was higher primarily due to higher ECU netbacks ($19.3 million), increased volumes ($10.4 million), decreased operating costs ($5.9 million), and higher earnings of non-consolidated affiliates ($4.5 million) primarily related to higher ECU netbacks and increased volumes at SunBelt.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Chlor Alkali Products’ sales for the nine months ended September 30, 2010 were $763.9 million compared to $738.9 million for the nine months ended September 30, 2009, an increase of $25.0 million, or 3%.  The sales increase was primarily due to higher chlorine and caustic soda volumes of 16%, partially offset by lower ECU pricing, which decreased 16% from the nine months ended September 30, 2009.  Volumes for potassium hydroxide increased 82% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily reflecting a raw material supply disruption that impacted the first half of 2009 volumes.  Bleach volumes and hydrochloric acid volumes also increased 18% and 7%, respectively, for the nine months ended September 30, 2010 compared to the same period last year.  Sales of potassium hydroxide, bleach, and hydrochloric acid represented approximately 25% of Chlor Alkali Products’ sales for the nine months ended September 30, 2010.  Our ECU netback, excluding SunBelt, was approximately $460 for the nine months ended September 30, 2010 compared to approximately $550 for the nine months ended September 30, 2009.  Freight costs included in the ECU netback decreased 4% for the nine months ended September 30, 2010, compared to the same period last year, and reflected the benefits of increased pipeline shipments associated with the re-start of our St. Gabriel, LA facility, which more than offset higher railroad freight rates.  Our operating rate for the nine months ended September 30, 2010 was 83%, compared to 70% for the nine months ended September 30, 2009.  The higher operating rate for 2010 resulted from higher chlorine, bleach, and hydrochloric acid demand.

Chlor Alkali posted segment income of $80.7 million for the nine months ended September 30, 2010 compared to $120.2 million for the same period in 2009, a decrease of $39.5 million, or 33%.  Chlor Alkali segment income was lower primarily due to lower ECU netbacks ($116.7 million) and lower earnings of non-consolidated affiliates ($10.1 million) primarily related to lower ECU netbacks at SunBelt, partially offset by increased volumes ($84.1 million) and decreased operating costs ($3.2 million), primarily raw materials and electricity.

Winchester

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Winchester sales were $157.5 million for the three months ended September 30, 2010 compared to $168.2 million for the three months ended September 30, 2009, a decrease of $10.7 million, or 6%.  Sales decreased primarily due to lower sales of ammunition to domestic commercial customers of $12.3 million.  These decreases were partially offset by higher shipments to industrial customers, who primarily supply the construction sector, of $1.2 million.

Winchester reported segment income of $18.8 million for the three months ended September 30, 2010 compared to $23.0 million for the three months ended September 30, 2009, a decrease of $4.2 million, or 18%.  The decrease was primarily due to the combination of lower volumes, a less favorable product mix and higher commodity and other material costs ($7.6 million), partially offset by improved pricing and lower bad debt costs ($3.4 million).

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Winchester sales were $436.6 million for the nine months ended September 30, 2010 compared to $441.7 million for the nine months ended September 30, 2009, a decrease of $5.1 million, or 1%.  Sales decreased primarily due to lower sales of ammunition to domestic commercial customers of $24.4 million.  These decreases were partially offset by higher shipments to military customers of $8.1 million, higher shipments to international customers of $4.0 million, and increased shipments to law enforcement agencies of $3.2 million.  Shipments to industrial customers, who primarily supply the construction sector, also increased $3.3 million.

Winchester reported segment income of $59.4 million for the nine months ended September 30, 2010 compared to $59.1 million for the nine months ended September 30, 2009, an increase of $0.3 million, or 1%.  The increase was primarily due to the impact of decreased commodity and other material costs, improved pricing and lower bad debt costs ($4.7 million), partially offset by an unfavorable product mix and higher operating costs ($4.4 million).

Corporate/Other

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

For the three months ended September 30, 2010, pension income included in corporate/other was $7.0 million compared to $6.3 million for the three months ended September 30, 2009.  On a total company basis, defined benefit pension income for the three months ended September 30, 2010 was $5.3 million compared to $4.4 million for the three months ended September 30, 2009.

Charges to income for environmental investigatory and remedial activities were $8.4 million for the three months ended September 30, 2010 compared to credits to income of $38.8 million for the three months ended September 30, 2009, which included $0.2 million and $44.3 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $8.6 million for the three months ended September 30, 2010 compared to $5.5 million for the three months ended September 30, 2009.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2010, other corporate and unallocated costs were $16.8 million compared to $15.5 million in 2009, an increase of $1.3 million, or 8%.  The increase reflected higher non-income taxes of $4.1 million, primarily resulting from a favorable resolution of a Canadian capital tax matter in 2009, partially offset by lower stock-based compensation costs of $1.9 million, primarily resulting from mark-to-market adjustments, and lower asset retirement obligation charges of $0.9 million.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

For the nine months ended September 30, 2010, pension income included in corporate/other was $18.2 million compared to $16.8 million for the nine months ended September 30, 2009.  Pension income for the nine months ended September 30, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.  On a total company basis, defined benefit pension income for the nine months ended September 30, 2010 was $15.4 million compared to $12.7 million for the nine months ended September 30, 2009.

Charges to income for environmental investigatory and remedial activities were $9.1 million for the nine months ended September 30, 2010 compared to credits to income of $26.8 million for the nine months ended September 30, 2009, which included $5.6 million and $45.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $14.7 million for the nine months ended September 30, 2010 compared to $18.3 million for the nine months ended September 30, 2009.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2010, other corporate and unallocated costs were $53.9 million compared to $50.5 million in 2009, an increase of $3.4 million, or 7%.  The increase reflected higher non-income taxes of $3.8 million, primarily resulting from a favorable resolution of a Canadian capital tax matter in 2009, and increased insurance costs of $2.0 million, partially offset by lower asset retirement obligation charges of $2.4 million.

Outlook

Net income in the fourth quarter of 2010 is projected to be in the breakeven to $0.05 per diluted share range compared with $0.28 per diluted share in the fourth quarter of 2009.  The fourth quarter of 2009 included $37.0 million of pretax recoveries from third parties for environmental costs incurred and expensed in prior periods.

Chlor Alkali Products fourth quarter of 2010 segment earnings are expected to improve significantly compared to the fourth quarter of 2009 segment earnings of $5.2 million, reflecting anticipated improvements in ECU netbacks and chlorine and caustic soda shipment volumes.  However, the fourth quarter 2010 segment earnings are expected to decline compared to the third quarter of 2010, as weaker seasonal demand is expected to more than offset the anticipated improvement in ECU pricing compared to the third quarter of 2010.  The fourth quarter 2010 forecasted Chlor Alkali segment earnings and operating rates reflect the anticipated effect of planned maintenance outages at four manufacturing plants.  These fourth quarter outages are projected to negatively impact Chlor Alkali segment earnings for the quarter by approximately $4 million to $6 million.  Chlor Alkali Products’ operating rate in the fourth quarter of 2010 is forecast to be in the mid 70% range, which would be lower than the third quarter 2010 level of 91% but an improvement from the fourth quarter 2009 level of 70%.

Fourth quarter 2010 ECU netbacks are anticipated to improve sequentially from the third quarter of 2010 netback of approximately $465, reflecting the impact of several recent price increase announcements.  During February 2010, an $80 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the second quarter of 2010.  Caustic soda demand has continued to improve, and as a result, during the third quarter of 2010, three additional caustic soda price increases were announced totaling $135 per ton.  While the success of these price increases is not yet known, some portion of the benefits of these price increases, if realized, are expected in our system beginning in the fourth quarter of 2010.

Winchester fourth quarter 2010 segment earnings are expected to be in the breakeven range, which is a decline from the fourth quarter of 2009 segment earnings of $9.5 million due to a return to typical weak fourth quarter demand and higher commodity prices.  Winchester anticipates that the higher than normal levels of commercial demand that began in the fourth quarter of 2008 will not continue into the fourth quarter of 2010.  In August 2010, Winchester announced that it was evaluating the possibility of relocating approximately 1,000 jobs from its East Alton, IL location to its Oxford, MS location.  Under the terms of our East Alton, IL labor contract, we have entered into decisional bargaining with our unions.  We expect that process to conclude in the fourth quarter of 2010.

After giving consideration to recoveries from third parties of costs incurred and expensed in prior periods, fourth quarter 2010 charges to income for environmental investigatory and remedial activities are forecast to be lower than the third quarter of 2010 level of $8.6 million.  During the fourth quarter of 2010, we expect to realize approximately $2 million of additional recoveries from third parties for environmental costs incurred and expensed in prior periods.  After giving consideration to the recoveries from third parties of costs incurred and expensed in prior periods realized in both 2009 and 2010, we anticipate that 2010 charges for environmental investigatory and remedial activities will be in the $20 million range, which is less than the 2009 level of $24.1 million.  We do believe that there are additional opportunities to recover environmental costs incurred and expensed in prior periods, but the timing and the amount of any additional recoveries are uncertain.

The fourth quarter 2010 forecast includes approximately $1 million of favorable adjustments to income tax expense, related to the release of a portion of a valuation allowance recorded against a foreign tax credit carryforward deferred tax asset in Canada.  During periods of low earnings, our effective tax rate can be significantly impacted by permanent tax deduction items, return to provision adjustments, changes in tax contingencies and valuation allowances, and tax credits.

2010 capital spending is forecast to be in the $70 million to $80 million range, which includes bleach manufacturing and bleach shipping by railroad expansion projects at three of our chlor alkali facilities.  This anticipated 2010 capital spending compares with 2009 capital spending of $137.9 million.  We are also in the process of initiating construction of a low salt, high strength bleach facility at our McIntosh, AL facility that will double the concentration of the bleach we manufacture, which is expected to significantly reduce transportation costs.  Capital spending for this project, which is expected to be in the $17 million to $20 million range, began in 2010 and is expected to be completed in 2011.  Additional investments in low salt, high strength bleach facilities are being evaluated.  As a result of the capitalization of the St. Gabriel, LA conversion and expansion project in late 2009, we expect 2010 depreciation expense to be in the $85 million to $90 million range.

During the fourth quarter of 2010, $1.8 million of industrial revenue bonds with maturities in 2016 were redeemed.  In October 2010, we completed a financing of tax-exempt bonds totaling $70 million due 2024.  We have the option to borrow up to the entire $70 million in a series of draw downs through December 31, 2011.  During October 2010, we drew $15.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.

Environmental Matters

Environmental provisions charged (credited) to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions)
Charges to income	$8.6	$5.5	$14.7	$18.3
Recoveries from third parties of costs incurred and expensed in prior periods	(0.2)	(44.3)	(5.6)	(45.1)
Total environmental expense (income)	$8.4	$(38.8)	$9.1	$(26.8)

Our liabilities for future environmental expenditures were as follows:
	September 30,
	2010	2009
	($ in millions)
Balance at beginning of year	$166.1	$158.9
Charges to income	14.7	18.3
Remedial and investigatory spending	(10.6)	(11.9)
Currency translation adjustments	0.3	1.8
Balance at end of period	$170.5	$167.1

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2010 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $20 million range.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.0 million at September 30, 2010.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2010 and 2009 and are expected to be material to operating results in future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $170.5 million at September 30, 2010, $166.1 million at December 31, 2009, and $167.1 million at September 30, 2009, of which $146.5 million, $131.1 million, and $132.1 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data
	Nine Months Ended September 30,
	2010	2009
Provided By (Used For)	($ in millions)
Net operating activities	$41.1	$100.2
Capital expenditures	(63.4)	(122.3)
Net investing activities	(51.5)	(82.8)
Long-term debt (repayments) borrowings	(18.9)	150.3
Net financing activities	(54.7)	112.7

Operating Activities

For the nine months ended September 30, 2010, cash provided by operating activities decreased by $59.1 million from the nine months ended September 30, 2009, primarily due to lower earnings partially offset by a smaller increase in working capital.  For the nine months ended September 30, 2010, working capital increased $63.9 million compared to an increase of $71.1 million in 2009.  Receivables increased from December 31, 2009 by $47.8 million as a result of higher sales in the third quarter 2010 compared with the fourth quarter of 2009.  Our third quarter 2010 days sales outstanding decreased by approximately one day from the prior year.  Inventories increased from December 31, 2009 by $33.5 million, primarily due to higher commodity costs and a return to a normal level of inventory at Winchester.  The 2010 cash from operations was also impacted by a $23.1 million decrease in cash tax payments.  The nine months ended September 30, 2010 and 2009 included contributions to our foreign defined benefit pension plan of $7.3 million and $2.0 million, respectively.

Investing Activities

Capital spending of $63.4 million for the nine months ended September 30, 2010 was $58.9 million lower than the corresponding period in 2009.  The decreased capital spending was primarily due to the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009.  For the total year 2010, we expect our capital spending to be in the $70 million to $80 million range, which includes bleach manufacturing and bleach shipping by railroad expansion projects at three of our Chlor Alkali facilities.  We are also in the process of initiating construction of a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture and should reduce transportation costs.  Capital spending for this project, which is expected to be in the $17 million to $20 million range, began in 2010 and is expected to be completed in 2011.  We expect depreciation to be in the $85 million to $90 million range for 2010.

The 2010 decrease in distributions from affiliated companies primarily reflected the cash impact of lower earnings at SunBelt.

Financing Activities

In September 2010, we redeemed industrial revenue bonds totaling $18.9 million, with maturity dates of February 2016 and March 2016.  We paid a premium of $0.4 million to the bond holders, which was included in interest expense.  We also recognized a $0.3 million deferred gain in interest expense related to the interest rate swaps, which were terminated in April 2010, on these industrial revenue bonds.

In August 2009, we sold $150.0 million of 2019 Notes with a maturity date of August 15, 2019.  The 2019 Notes were issued at 99.19% of par value, providing a yield to maturity to investors of 9.0%.  Interest is paid semi-annually in arrears on each February 15 and August 15.  Proceeds of $145.5 million, after expenses of $3.3 million, from the 2019 Notes were used to further strengthen our long-term liquidity.

In February 2009, we reissued $1.5 million of variable rate Mississippi industrial revenue bonds, which were redeemed by us at par value in October 2008.  These were originally issued in 2005 in conjunction with our relocation of a portion of our Winchester operations to Oxford, MS.

We issued 0.6 million and 1.1 million shares of common stock with a total value of $10.2 million and $13.8 million to the CEOP for the nine months ended September 30, 2010 and 2009, respectively.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective January 1, 2010, we suspended our matching contributions on all salaried and certain non-bargained hourly employees’ contributions.  We issued 0.2 million shares and less than 0.1 million shares with a total value of $2.5 million and $0.2 million representing stock options exercised for the nine months ended September 30, 2010 and 2009, respectively.

The percent of total debt to total capitalization decreased to 31.1% at September 30, 2010 from 32.6% at December 31, 2009.  The decrease was due to the higher shareholders’ equity resulting from the net income for the nine months ended September 30, 2010 and a lower level of long-term debt at September 30, 2010 resulting from the redemption of the industrial revenue bonds, partially offset by the increase in fair value of our interest rate swaps.

In the first three quarters of 2010 and 2009, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the nine months ended September 30, 2010 and 2009 were $47.5 million and $46.7 million, respectively.  On October 21, 2010, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 10, 2010 to shareholders of record on November 10, 2010.

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

For the nine months ended September 30, 2010, cash provided by operating activities decreased by $59.1 million from the nine months ended September 30, 2009, primarily due to lower earnings partially offset by a smaller increase in working capital.  For the nine months ended September 30, 2010, working capital increased $63.9 million compared to an increase of $71.1 million in 2009.  Receivables increased from December 31, 2009 by $47.8 million as a result of higher sales in the third quarter 2010 compared with the fourth quarter of 2009.  Our third quarter 2010 days sales outstanding decreased by approximately one day from the prior year.  Inventories increased from December 31, 2009 by $33.5 million, primarily due to higher commodity costs and a return to a normal level of inventory at Winchester.  The 2010 cash from operations was also impacted by a $23.1 million decrease in cash tax payments.  The nine months ended September 30, 2010 and 2009 included contributions to our foreign defined benefit pension plan of $7.3 million and $2.0 million, respectively.

Capital spending of $63.4 million for the nine months ended September 30, 2010 was $58.9 million lower than the corresponding period in 2009.  The decreased capital spending was primarily due to the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009.  For the total year 2010, we expect our capital spending to be in the $70 million to $80 million range, which includes bleach manufacturing and bleach shipping by railroad expansion projects at three of our Chlor Alkali facilities.  We are also in the process of initiating construction of a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture and should reduce transportation costs.  Capital spending for this project, which is expected to be in the $17 million to $20 million range, began in 2010 and is expected to be completed in 2011.  We expect depreciation to be in the $85 million to $90 million range for 2010.

The use of cash of $65.1 million for the nine months ended September 30, 2010, reflects the redemption of the $18.9 million of industrial revenue bonds and the normal seasonal growth in working capital.  Based on the seasonality of our working capital, our September 30, 2010 cash balance of $393.4 million, the proceeds from the Go Zone Act and Recovery Zone Act bonds, and the availability of $227.4 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

In September 2010, we redeemed industrial revenue bonds totaling $18.9 million, with maturity dates of February 2016 and March 2016.  We paid a premium of $0.4 million to the bond holders, which was included in interest expense.  We also recognized a $0.3 million deferred gain in interest expense related to the interest rate swaps, which were terminated in April 2010, on these industrial revenue bonds.  During the fourth quarter of 2010, an additional $1.8 million of industrial revenue bonds with maturities in 2016 were also redeemed.

In October 2010, we completed a financing of tax-exempt bonds totaling $70 million due 2024.  The bonds include $50 million issued pursuant to the Go Zone Act and $20 million issued pursuant to the Recovery Zone Act.  The bonds were issued by the Authority pursuant to a trust indenture between the Authority and U. S. Bank, National Association, as trustee.  The bonds were sold to PNC, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC.

Proceeds of the bonds will be loaned by the Authority to us under a loan agreement, whereby we are obligated to make loan payments to the Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit agreement.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We have the option to borrow up to the entire $70 million in a series of draw downs through December 31, 2011.  During October 2010, we drew $15.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.

In August 2009, we sold $150.0 million of 2019 Notes with a maturity date of August 15, 2019.  The 2019 Notes were issued at 99.19% of par value, providing a yield to maturity to investors of 9.0%.  Interest is paid semi-annually in arrears on each February 15 and August 15.  Proceeds of $145.5 million, after expenses of $3.3 million, from the 2019 Notes were used to further strengthen our long-term liquidity.

At September 30, 2010, we had $227.4 million available under our $240 million senior revolving credit facility, because we had issued $12.6 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2010 and 2009, and December 31, 2009, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of September 30, 2010, there were no covenants or other restrictions that limited our ability to borrow.

At September 30, 2010, we had total letters of credit of $40.6 million outstanding, of which $12.6 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have a $35 million letter of credit facility, which we intend to reduce to $25 million during the fourth quarter of 2010.  These letters of credit were used to support certain long-term debt, capital expenditure commitments, workers compensation insurance policies, and plant closure and post-closure obligations.

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

Our current debt structure is used to fund our business operations.  As of September 30, 2010, we had borrowings of $386.9 million, of which $4.7 million was issued at variable rates.  We have entered into interest rate swaps on $132.7 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during the three months ended September 30, 2010.  In March 2010, we entered into $125.0 million of interest rate swaps on the 2016 Notes.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings.  Accordingly, the swap agreements have been recorded at their fair market value of $10.8 million and are included in other assets on the accompanying condensed balance sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of September 30, 2010, $3.5 million of this gain was included in long-term borrowings.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

Off-Balance Sheet Arrangements

In conjunction with the St. Gabriel, LA conversion and expansion project, we entered into a twenty-year brine and pipeline supply agreement with PetroLogistics Olefins, LLC (PetroLogistics).  PetroLogistics installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility.  Beginning November 2009, we are obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also have a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  After the first five-year period, the contract contains a buy out provision exercisable by us for $12.0 million.

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

We, and our partner, PolyOne, own equally SunBelt.  Oxy Vinyls is required to purchase 250,000 tons of chlorine from SunBelt based on a formula related to its market price.  Prior to July 2007, PolyOne had an ownership interest in Oxy Vinyls.  We market any excess chlorine and all of the caustic soda produced.  The construction of this plant and equipment was financed by the issuance of $195.0 million of Guaranteed Senior Secured Notes due 2017.  SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum payable semi-annually in arrears on each June 22 and December 22.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  Our guarantee of these notes was $48.8 million at September 30, 2010.  In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes.  In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At September 30, 2010, December 31, 2009, and September 30, 2009, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures About Fair Value Measurements” (ASU 2010-06), which amends ASC 820.  This update adds new fair value disclosure requirements about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  This update expands disclosures on valuation techniques and inputs used to measure fair value.  This update is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010.  We adopted the provisions of ASU 2010-06 on January 1, 2010, except for the requirement to provide the additional Level 3 activity, which will be adopted in 2011.  As of September 30, 2010, we had no assets or liabilities recorded at fair value using Level 3 measurements.  The adoption of this update did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which was incorporated into ASC 860 “Transfers and Servicing” (ASC 860) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which was incorporated into ASC 810 “Consolidation” (ASC 810).  These statements changed the way entities account for securitizations and special-purpose entities.  The new standards eliminate existing exceptions, strengthen the standards relating to securitizations and special-purpose entities, and enhance disclosure requirements.  These statements became effective for us on January 1, 2010.  The adoption of these statements did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was incorporated into ASC 855 “Subsequent Events” (ASC 855).  ASC 855 provides guidance on management’s assessment of subsequent events.  The statement is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, “Subsequent Events,” with some modifications.  This statement became effective for us on June 15, 2009.  The adoption of this statement did not have a material effect on our consolidated financial statements.  In February 2010, the FASB issued ASU 2010-09 “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements,” which removed the requirements in ASC 855 for an SEC filer to disclose the date through which subsequent events have been evaluated for both issued and revised financial statements.  This update became effective upon issuance for us and the adoption of this update did not have a material effect on our consolidated financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of September 30, 2010, we maintained open positions on futures contracts totaling $55.8 million ($61.4 million at December 31, 2009 and $57.4 million at September 30, 2009).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2010, we would experience a $5.6 million ($6.1 million at December 31, 2009 and $5.7 million at September 30, 2009) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of September 30, 2010, December 31, 2009, and September 30, 2009, we had long-term borrowings of $386.9 million, $398.4 million, and $399.6 million, respectively, of which $4.7 million at September 30, 2010 and 2009 and December 31, 2009 were issued at variable rates.  As a result of the amount of variable-rate financings compared to our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels.  We have entered into $132.7 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during the three months ended September 30, 2010.  In March 2010, we entered into $125.0 million of interest rate swaps on the 2016 Notes.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of September 30, 2010, $3.5 million of this gain was included in long-term borrowings.

The following table reflects the swap activity related to certain debt obligations as of September 30, 2010:

Underlying Debt Instrument	Swap Amount	Date of Swap	September 30, 2010
	($ in millions)		Olin Pays Floating Rate:
9.125%, due 2011	$50.0	December 2001	4.21%
9.125%, due 2011	$25.0	March 2002	3.5-4.5%	(a)
6.75%, due 2016	$65.0	March 2010	3.5-4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5-4.5%	(a)
Industrial development obligation at a fixed interest rate of 6.625% due 2017	$7.7	March 2002	0.70%
			Olin Receives Floating Rate:
9.125%, due 2011	$75.0	January 2009	7.64%

(a)  Actual rate is set in arrears.  We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $5.0 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	changes in legislation or government regulations or policies, including proposed legislation that would phase out the use of mercury in the manufacture of chlorine, caustic soda, and related products;

•	unexpected litigation outcomes;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	higher-than-expected raw material and energy, transportation, and/or logistics costs;

•	weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior revolving credit facility;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service; and

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital.

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

Not Applicable.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Not applicable.

(b)           Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2010	—	N/A	—
August 1-31, 2010	—	N/A	—
September 1-30, 2010	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock.  Through September 30, 2010, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

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

101
The following materials from Olin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Balance Sheets as of September 30, 2010, December 31, 2009 and September 30, 2009, (ii) Condensed Statements of Income for the three and nine months ended September 30, 2010 and September 30, 2009, (iii) Condensed Statements of Shareholders’ Equity as of September 30, 2010 and September 30, 2009; (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*.

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
Senior Vice President and Chief Financial Officer (Authorized Officer)

Date: October 26, 2010

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

101
The following materials from Olin Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Balance Sheets as of September 30, 2010, December 31, 2009 and September 30, 2009, (ii) Condensed Statements of Income for the three and nine months ended September 30, 2010 and September 30, 2009, (iii) Condensed Statements of Shareholders’ Equity as of September 30, 2010 and September 30, 2009; (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text*.

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