Form 10-K
period 2010-12-31
OLIN CORP
filed 2011-02-24
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of June 30, 2010, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $1,426,484,996 based on the closing sale price as reported on the New York Stock Exchange.

As of January 31, 2011, 79,583,516 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2011	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a manufacturer concentrated in two business segments:  Chlor Alkali Products and Winchester.  Chlor Alkali Products manufactures and sells chlorine and caustic soda, sodium hydrosulfite, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 65% of 2010 sales.  Winchester products, which represent 35% of 2010 sales, include sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In May 2010, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us.  Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the North American chlor alkali market.  Chlorine, caustic soda and hydrogen are co-produced commercially by the electrolysis of salt.  These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda.  The industry refers to this as an Electrochemical Unit or ECU.  With a demonstrated capacity as of the end of 2010 of 1.98 million ECUs per year, including 50% of the production from our partnership with PolyOne Corporation (PolyOne), which we refer to as SunBelt, we are the third largest chlor alkali producer, measured by production volume of chlorine and caustic soda, in North America, according to data from Chemical Market Associates, Inc. (CMAI).  CMAI is a global petrochemical, plastics and fibers consulting firm established in 1979.  Approximately 55% of our caustic soda production is high purity membrane and rayon grade, which, according to CMAI data, normally commands a premium selling price in the market.  According to data from CMAI, we are the largest North American producer of industrial bleach, which is manufactured using both chlorine and caustic soda.

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

Chlorine is used as a raw material in the production of thousands of products for end-uses including vinyls, chlorinated intermediates, isocyanates, and water treatment.  A significant portion of U.S. chlorine production is consumed in the manufacture of ethylene dichloride, or EDC, a precursor for polyvinyl chloride, or PVC.  PVC is a plastic used in applications such as vinyl siding, plumbing and automotive parts.  We estimate that approximately 12% of our chlorine produced, including the production from our share of SunBelt, is consumed in the manufacture of EDC.  While much of the chlorine produced in the U.S. is consumed by the producing company to make downstream products, we sell most of the chlorine we produce to third parties in the merchant market.

Caustic soda has a wide variety of end-use applications, the largest of which in North America is in the pulp and paper industry used in the delignification and bleaching portion of the pulping process.  Caustic soda is also used in the production of detergents and soaps, alumina and a variety of other inorganic and organic chemicals.

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added and removed.  Because chlorine and caustic soda are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product.  Prices for both products respond rapidly to changes in supply and demand.  Our ECU netbacks (defined as gross selling price less freight and discounts) averaged approximately $475, $520 and $635 per ECU in 2010, 2009 and 2008, respectively.

During the first three quarters of 2008, North American demand for caustic soda was strong.  However, caustic soda supply continued to be constrained by the weakness in chlorine demand, which caused operating rates to be reduced.  This resulted in a significant supply and demand imbalance for caustic soda in North America.  This imbalance, combined with increased freight and energy costs, resulted in our achieving record levels of caustic soda pricing.  During the fourth quarter of 2008, North American caustic soda demand weakened but less than the decline in chlorine demand.  This caused the caustic soda supply and demand imbalance to continue, which continued to support record levels of caustic soda prices.  The result was a record ECU netback, in our system, in the first quarter of 2009.

Our 2009 ECU netbacks of $520 were 18% lower than the 2008 netbacks of $635, reflecting the changes in the pricing dynamics in North America.  Beginning late in the fourth quarter of 2008 and continuing through 2009, demand for caustic soda weakened significantly, and fell below the demand for chlorine.  This created excess supply in North America, which caused caustic soda prices to fall.  The over supply of caustic soda caused industry operating rates to be constrained, which resulted in chlorine price increase announcements of $300 per ton during the second quarter of 2009.  Caustic soda prices declined precipitously in the second quarter of 2009 and these declines continued into the third quarter of 2009.  During the third quarter of 2009, chlorine and caustic soda demand became more balanced eliminating the oversupply of caustic soda.  We began realizing increases in chlorine prices in the third quarter of 2009 with most of the improvement in the fourth quarter of 2009.  ECU netbacks, in our system, bottomed out in the third quarter of 2009.  During the fourth quarter of 2009, as caustic soda demand improved, chlorine production declined due to seasonally weaker demand.  This resulted in a supply and demand imbalance for caustic soda in North America.  As a result of this imbalance, in December 2009, a $75 per ton caustic soda price increase was announced.  We began realizing the benefits of this price increase in caustic soda in the first half of 2010.

    Our 2010 ECU netbacks of $475 were 9% lower than the 2009 netbacks of $520; however, the pricing trend has been positive throughout 2010 as ECU netbacks increased sequentially from the low level of $375 in the third quarter of 2009.  The fourth quarter of 2010 ECU netback was $515.  As business conditions improved throughout 2010, our quarterly chlor alkali operating rates improved year-over-year by at least 10%, peaking in the third quarter of 2010 with a 91% operating rate during the summer demand season.  A significant portion of the North American chlor alkali demand improvement came from exports of products made from chlorine, driven by the energy advantage North America enjoys by using natural gas as compared to crude oil.  With demand for both chlorine and caustic soda improving, price increases were announced throughout the year.  During February 2010, an $80 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the second quarter of 2010.  Caustic soda demand continued to improve, and as a result, during the third quarter of 2010, three additional caustic soda price increases were announced totaling $135 per ton.  We believe that a portion of the $135 per ton caustic soda price increases announced during the third quarter of 2010 will be realized.  We anticipate some additional benefits from these price increases and from contracts that re-set on an annual basis to be realized in the first half of 2011.  Additionally, we announced a $40 per ton caustic soda price increase in January 2011.  While the success of this $40 per ton caustic soda price increase is not yet known, some portion of the benefits of this price increase, if realized, would impact our system beginning in the second quarter of 2011.

Electricity and salt are the major purchased raw materials for our Chlor Alkali Products segment.  Raw materials represent approximately 49% of the total cost of producing an ECU.  Electricity is the single largest raw material component in the production of chlor alkali products.  We are supplied by utilities that primarily utilize coal, hydroelectric, natural gas, and nuclear power.  The commodity nature of this industry places an emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry.  During the fourth quarter of 2009, we completed a conversion and expansion project at our St. Gabriel, LA facility and initiated production.  This project increased capacity at this location from 197,000 ECUs to 246,000 ECUs and significantly reduced the site’s manufacturing costs.  In addition, as market demand requires, we believe the design of the SunBelt plant, as well as the new design of the St. Gabriel, LA facility, would allow us to expand capacity cost-effectively at these locations.  In December 2010, we announced a plan to convert our Charleston, TN facility to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25% and the configuration of the new plant will result in an increase in our capacity to produce potassium hydroxide.  In addition, we announced our intention to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  When complete, this plan will reduce our overall chlor alkali production capacity by 160,000 ECU’s or 8% of our demonstrated capacity.

We also manufacture and sell other chlor alkali-related products.  These products include chemically processed salt, hydrochloric acid, sodium hypochlorite (bleach), hydrogen, sodium hydrosulfite, and potassium hydroxide.  We have recently invested in capacity and product upgrades in bleach and hydrochloric acid.  In the fourth quarter of 2009, we initiated bleach manufacturing and shipping by railroad expansion projects at three of our chlor alkali facilities.  During 2010, we initiated a $17 million to $20 million capital project to construct a low salt, high strength bleach facility located at our McIntosh, AL chlor alkali site.  This low salt, high strength bleach facility will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.

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

Pursue Incremental Expansion Opportunities.   We have invested in capacity and product upgrades in our chemically processed salt, hydrochloric acid, bleach, potassium hydroxide and hydrogen businesses.  These expansions increase our captive use of chlorine while increasing the sales of these co-products.  These niche businesses provide opportunities to upgrade chlorine and caustic soda to higher value-added applications.  We also have the opportunity, when business conditions permit, to pursue incremental chlorine and caustic soda expansions through our SunBelt and St. Gabriel, LA facilities.

Winchester

Products and Services

In 2010, Winchester was in its 144th year of operation and its 80th year as part of Olin.  Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries.  We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces.  As an example of our law enforcement business, the Federal Bureau of Investigation (FBI) awarded Winchester a five-year contract in 2007 for bonded pistol ammunition and, in 2009, we received a Department of Homeland Security (DHS) contract for pistol ammunition.  Additionally, during 2010 we were awarded five-year contracts from both the U.S. Secret Service (pistol ammunition and shotshells) and the FBI (rifle ammunition.)  Our legendary Winchester® product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, reloading components and industrial cartridges.  We believe we are the leading U.S. supplier of small caliber commercial ammunition.  In support of our continuous improvement initiatives, our manufacturing facilities in East Alton, IL, achieved ISO recertification to the ISO 9001:2008 standard in December 2009.  Additionally our facility in Australia was upgraded to the ISO 9001:2008 standard in February 2009 and our manufacturing facility in Oxford, MS achieved ISO 9001:2008 recertification in January 2010.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors.  Winchester has also built its business with key high volume mass merchants and specialty sporting goods retailers.  We have consistently developed industry-leading ammunition.  In 2009, Winchester was named “Ammunition Manufacturer of the Year” for the second consecutive year by the National Association of Sporting Goods Wholesalers and Winchester wholesaler, Big Rock Sports, recognized Winchester as its 2009 “Hunting/Shooting Vendor of the Year.”  In addition, the carton for Winchester’s 2008 Theodore Roosevelt Commemorative Ammunition was honored with a “2009 Excellence Award” from the Paperboard Packaging Council, the International Hunter Education Association (IHEA) presented Winchester with the “Gladney Davidson Memorial Award,” its most prestigious honor, and Winchester’s new web-based ballistics calculator received the 2009 SHOT Show “Editor’s Choice” award from Shooting Sports Retailer magazine.  In 2010, the Winchester® Supreme Elite™ Bonded PDX1™ product line received the National Rifle Association’s “Golden Bullseye Award” in the ammunition category from its Shooting Illustrated magazine while Winchester’s Ballistic Silvertip® Lead-Free varmint loads received both a 2010 “Best of the Best” award in the ammunition category from Field & Stream magazine and a 2010 “Best New Load for 2010” award from Outdoor Life magazine.  Outdoor Life additionally named Winchester’s Supreme Elite™ Dual Bond™ .44 Magnum big-bore handgun hunting cartridge a “Best New Load for 2010.”  Winchester was also honored with the “Cabela Lifetime Business Achievement Award” from the U.S. Sportsmen’s Alliance (USSA) during 2010.

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

On November 3, 2010, we announced that we had made the decision to relocate Winchester centerfire ammunition operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  We currently expect to complete this relocation by the end of 2015.  Once completed, Winchester expects to have the most modern centerfire ammunition production facility in North America.

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

INTERNATIONAL OPERATIONS

Our subsidiary, Olin Canada ULC, formerly PCI Chemicals Canada Company/Société PCI Chimie Canada, operates one chlor alkali facility in Becancour, Quebec, which sells chlor alkali-related products within Canada and to the United States.  Our subsidiary, Winchester Australia Limited, loads and packs sporting and industrial ammunition in Australia.  See the Note “Segment Information” of the notes to consolidated financial statements in Item 8, for geographic segment data.  We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

During 2010, no single customer accounted for more than 8% of sales.  Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 5% of sales in 2010.  Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales.  We sell some of our products, such as caustic soda and sporting ammunition, to a large number of users or distributors, while we sell others, such as chlorine, in substantial quantities to a relatively small number of industrial users.  We discuss the customers for each of our two businesses in more detail above under “Products and Services.”

We market most of our products and services primarily through our sales force and sell directly to various industrial customers, mass merchants, retailers, wholesalers, other distributors, and the U.S. Government and its prime contractors.

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

BACKLOG

The total amount of contracted backlog was approximately $178.1 million and $231.2 million as of January 31, 2011 and 2010, respectively.  The backlog orders are in our Winchester business.  Backlog is comprised of all open customer orders not yet shipped.  Approximately 66% of contracted backlog as of January 31, 2011 is expected to be filled during 2011.

COMPETITION

We are in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 15 million tons of chlorine and 16 million tons of caustic soda capacity, account for approximately 18% of worldwide chlor alkali production capacity.  According to CMAI, the Dow Chemical Company (Dow), and the Occidental Chemical Corporation (OxyChem), are the two largest chlor alkali producers in North America.  Approximately 75% of the total North American capacity is located in the U.S. Gulf Coast region.

Many of our competitors are integrated producers of chlorine, using some, or all, of their chlorine production in the manufacture of other downstream products.  In contrast, we are primarily a merchant producer of chlorine and sell the majority of our chlorine to merchant customers.  As a result, we supply a greater share of the merchant chlorine market than our share of overall industry capacity.  We do utilize chlorine to manufacture industrial bleach and hydrochloric acid.  There is a worldwide market for caustic soda, which attracts imports and allows exports depending on market conditions.  All of our competitors sell caustic soda into the North American merchant market.

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

EMPLOYEES

As of December 31, 2010, we had approximately 3,700 employees, with 3,500 working in the United States and 200 working in foreign countries, primarily Canada.  Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.

The following labor contracts are scheduled to expire in 2011 or early 2012:

Location	Number of Employees	Expiration Date
East Alton (Winchester)	1,470	December 2011
McIntosh (Chlor Alkali)	210	April 2012
Becancour (Chlor Alkali)	128	April 2012

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude these labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition, or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities.  Company-sponsored research expenditures were $2.1 million in 2010, $2.2 million in 2009 and $2.0 million in 2008.

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

Although we do not generally sell a large percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon a healthy economy beyond North America.  Our customers sell their products abroad.  As a result, our business is affected by general economic conditions and other factors in Western Europe, South America and most of East Asia, particularly China and Japan, including fluctuations in interest rates, customer demand, labor and energy costs, currency changes, and other factors beyond our control.  The demand for our customers’ products, and therefore, our products, is directly affected by such fluctuations.  In addition, our customers could decide to move some or all of their production to lower cost, offshore locations, and this could reduce demand in North America for our products.  We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a downturn in the Western European, South American, Asian or world economies, increases in interest rates, or unfavorable currency fluctuations.  Economic conditions in other regions of the world, predominantly Asia and Europe, can increase the amount of caustic soda produced and available for export to North America.  The increased caustic soda supply can put downward pressure on our caustic soda prices, negatively impacting our profitability.

Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly declines in the ECU netback for chlorine and caustic soda.

Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical and ammunition industries.  We experience cycles of fluctuating supply and demand in each of our business segments, particularly in Chlor Alkali Products, which result in changes in selling prices.  Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices.  There have been capacity additions of approximately 1,950,000 tons announced by Formosa Plastics Corporation, Shintech, Inc., Westlake Chemical Corporation, a Dow/Mitsui & Co. Ltd. joint venture, and K2 Pure Solutions.  These announced capacity expansions are forecast by CMAI to come on line ratably over the next four years.  In 2010, we announced plans to convert our Charleston, TN facility to 200,000 tons of membrane capacity and our intention to reconfigure our Augusta, GA facility to discontinue chlor alkali manufacturing.  These actions will reduce overall chlor alkali production capacity by 160,000 ECU’s.  Another factor influencing demand and pricing for chlorine and caustic soda is the price of natural gas.  Higher natural gas prices increase our customers’ and competitors’ manufacturing costs, and depending on the ratio of crude oil to natural gas prices, could make them less competitive in world markets.  Continued expansion offshore, particularly in Asia, will continue to have an impact on the ECU values as imported caustic soda replaces some capacity in North America.

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

Chlorine and caustic soda are produced simultaneously and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda.  The loss of a substantial chlorine or caustic soda customer could cause an imbalance in demand for our chlorine and caustic soda products.  An imbalance in demand may require us to reduce production of both chlorine and caustic soda or take other steps to correct the imbalance.  Since we cannot store large quantities of chlorine, we may not be able to respond to an imbalance in demand for these products as quickly or efficiently as some of our competitors.  If a substantial imbalance occurred, we would need to reduce prices or take other actions that could have a negative impact on our results of operations and financial condition.

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

The ultimate costs and timing of environmental liabilities are difficult to predict.  Liabilities under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis.  One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal.  We could incur significant costs, including cleanup costs, natural resource damages, civil or criminal fines and sanctions and third-party lawsuits claiming, for example, personal injury and/or property damage, as a result of past or future violations of, or liabilities under, environmental or other laws.

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

The chemical industry, including the chlor alkali industry, has proactively responded to the issues related to national security and environmental concerns by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States.  Government at the local, state, and federal levels could implement new regulations that would impact the security of chemical plant locations and the transportation of hazardous chemicals.  Our Chlor Alkali business could be adversely impacted by the cost of complying with any new regulations.  Our business also could be adversely affected if an incident were to occur at one of our facilities or while transporting product.  The extent of the impact would depend on the requirements of future regulations and the nature of an incident, which are unknown at this time.

Labor Matters—We cannot assure you that we can conclude future labor contracts or any other labor agreements without work stoppages.

Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.  The following labor contracts are scheduled to expire in 2011 or early 2012:

Location	Number of Employees	Expiration Date
East Alton (Winchester)	1,470	December 2011
McIntosh (Chlor Alkali)	210	April 2012
Becancour (Chlor Alkali)	128	April 2012

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

Credit Facilities—Weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior revolving credit facility and certain tax-exempt bonds.

Our senior revolving credit facility includes certain financial maintenance covenants requiring us to not exceed a maximum leverage ratio and to maintain a minimum coverage ratio.  During the fourth quarter of 2010, $153.0 million of Gulf Opportunity Zone Act of 2005 (Go Zone) and American Recovery and Reinvestment Act of 2009 (Recovery Zone) tax-exempt bonds sponsored by Alabama, Mississippi and Tennessee were issued with final maturities of between 2024 and 2035.  The financial covenants in the credit agreements associated with the Go Zone and Recovery Zone bonds mirror those in our senior revolving credit facility.

Depending on the magnitude and duration of chlor alkali cyclical downturns, including deterioration in prices and volumes, there can be no assurance that we will continue to be in compliance with these ratios.  If we failed to comply with either of these covenants in a future period and were not able to obtain waivers from the lenders thereunder, we would need to refinance our current senior revolving credit facility and the Go Zone and Recovery Zone bonds.  However, there can be no assurance that such refinancing would be available to us on terms that would be acceptable to us or at all.

Pension Plans—The impact of declines in global equity and fixed income markets on asset values and any declines in interest rates used to value the liabilities in our pension plan may result in higher pension costs and the need to fund the pension plan in future years in material amounts.

Under Accounting Standard Codification (ASC) 715 “Compensation–Retirement Benefits” (ASC 715), formerly Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158), we recorded an after-tax charge of $26.0 million ($42.3 million pretax) to shareholders’ equity as of December 31, 2010 for our pension and other postretirement plans.  This charge reflected a 45-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2010.  In 2009, we recorded an after-tax charge of $27.3 million ($41.7 million pretax) to shareholders’ equity as of December 31, 2009 for our pension and other postretirement plans.  This charge reflected a 50-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2009.  In 2008, we recorded an after-tax charge of $99.4 million ($162.7 million pretax) to shareholders’ equity as of December 31, 2008 for our pension and other postretirement plans.  This charge reflected the unfavorable performance on plan assets during 2008.  The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior revolving credit facility.

The determinations of pension expense and pension funding are based on a variety of rules and regulations.  Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets.  They may also result in higher pension costs, additional financial statement disclosure, and accelerate the need to fully fund the pension plan.  During the third quarter of 2006, the “Pension Protection Act of 2006” became law, amended by “The Worker, Retiree, and Employer Recovery Act,” during the fourth quarter of 2008.  Among the stated objectives of the laws were the protection of both pension beneficiaries and the financial health of the Pension Benefit Guaranty Corporation (PBGC).  To accomplish these objectives, the new laws required sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums.  The laws require defined benefit pension plans to be fully funded for 2011.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2011.  We do have a small Canadian defined benefit pension plan to which we made $9.8 million and $4.5 million of cash contributions in 2010 and 2009, respectively, and we anticipate less than $5 million of cash contributions in 2011.  At December 31, 2010, the market value of assets in our defined benefit pension plans of $1,800.4 million exceeded the projected benefit obligation by $16.3 million.

In addition, the impact of declines in global equity and fixed income markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension plan in future years.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have decreased or increased, respectively, the 2010 defined benefit pension plan income by approximately $15.8 million.

Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2010 and the projected benefit obligation as of December 31, 2010 would have decreased pension income by $0.6 million and increased the projected benefit obligation by $86.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2010 and the projected benefit obligation as of December 31, 2010 would have increased pension income by $2.2 million and decreased the projected benefit obligation by $94.0 million.

Indebtedness—Our indebtedness could adversely affect our financial condition and limit our ability to grow and compete, which could prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2010, we had $496.0 million of indebtedness outstanding, including $5.3 million representing the fair value related to $132.7 million of interest rate swaps and $2.8 million representing the unrecognized gain related to $75.0 million of interest rate swaps at December 31, 2010.  This outstanding indebtedness excludes our guarantee of $42.7 million of indebtedness of SunBelt.  This also does not include our $240.0 million senior revolving credit facility of which we had $231.4 million available on that date because we had issued $8.6 million of letters of credit or the $36.0 million not drawn from the Go Zone bonds issued in 2010.  As of December 31, 2010, our indebtedness represented 37.4% of our total capitalization.  At December 31, 2010, $77.8 million of our indebtedness was due within one year.

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

Item 3.  LEGAL PROCEEDINGS

Saltville

We have completed all work in connection with remediation of mercury contamination at the site of our former mercury cell chlor alkali plant in Saltville, VA required to date.  In mid-2003, the Trustees for natural resources in the North Fork Holston River, the Main Stem Holston River, and associated floodplains, located in Smyth and Washington Counties in Virginia and in Sullivan and Hawkins Counties in Tennessee notified us of, and invited our participation in, an assessment of alleged damages to natural resources resulting from the release of mercury.  The Trustees also notified us that they have made a preliminary determination that we are potentially liable for natural resource damages in said rivers and floodplains.  We agreed to participate in the assessment.  We and the Trustees have agreed to enter into discussions concerning a resolution of this matter.  In light of the ongoing discussions and inherent uncertainties of the assessment, we cannot at this time determine whether the financial impact, if any, of this matter will be material to our financial position or results of operations.  See “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2010 and 2009, our consolidated balance sheets included liabilities for these legal actions of $18.1 million and $15.8 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial statements or results of operations in the near term.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of security holders during the three months ended December 31, 2010.

Executive Officers of the Registrant as of February 23, 2011

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (60)	Chairman, President and Chief Executive Officer	1996
Stephen C. Curley (59)	Vice President and Treasurer	2005
Dolores J. Ennico (58)	Vice President, Human Resources	2009
John E. Fischer (55)	Senior Vice President and Chief Financial Officer	2004
G. Bruce Greer, Jr. (50)	Vice President, Strategic Planning and Information Technology	2005
Richard M. Hammett (64)	Vice President and President, Winchester Division	2005
John L. McIntosh (56)	Senior Vice President, Operations	1999
George H. Pain (60)	Senior Vice President, General Counsel and Secretary	2002
Todd A. Slater (47)	Vice President, Finance and Controller	2005

No family relationship exists between any of the above named executive officers or between any of them and any of our directors.  Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

All executive officers except Dolores J. Ennico have served as executive officers for more than five years.  Richard M. Hammett will retire from the Company on February 28, 2011.

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

As of January 31, 2011, we had 4,584 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange.

The high and low sales prices of our common stock during each quarterly period in 2010 and 2009 are listed below.  A dividend of $0.20 per common share was paid during each of the four quarters in 2010 and 2009.

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$19.94	$22.39	$20.99	$21.57
Low	15.30	14.35	17.25	17.90

2009
Market price of common stock per New York Stock Exchange composite transactions
High	$19.79	$16.70	$18.40	$18.03
Low	8.97	10.64	10.97	15.00

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2010	―	N/A	―
November 1-30, 2010	―	N/A	―
December 1-31, 2010	―	N/A	―
Total				154,076	(1)

(1)
On April 30, 1998, we announced a share repurchase program approved by our board of directors for the purchase of up to 5 million shares of common stock.  Through December 31, 2010, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders(2)	4,736,000	(3)	$17.39	(3)	3,595,904
Equity compensation plans not approved by security holders(4)	N/A	(4)	N/A	(4)	N/A	(4)

Total	4,736,000		$17.39	(3,4)	3,595,904

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.

(2)
Consists of the 2000 Long Term Incentive Plan, the 2003 Long Term Incentive Plan, the 2006 Long Term Incentive Plan, the 2009 Long Term Incentive Plan and the 1997 Stock Plan for Non-employee Directors.  Does not include information about the equity compensation plan listed in the table below, which has expired.  No additional awards may be granted under this expired plan. As of December 31, 2010:

Plan Name	Expiration Date	Number of Securities Issuable Under Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Term
1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries	1/25/06	180,753	$20.67	1.8 years

(3)	Includes:

•	3,664,398 shares issuable upon exercise of options with a weighted average exercise price of $17.39, and a weighted average remaining term of 6.6 years,

•	357,305 shares issuable under restricted stock unit grants, with a weighted average remaining term of 1.2 years,

•	425,250 shares issuable in connection with outstanding performance share awards, with a weighted average term of 1.1 years remaining in the performance measurement period, and

•	289,047 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees, and dividends on deferred stock under the plan.

(4)
Does not include information about equity compensation plans assumed in connection with the acquisition of Chase Industries Inc. (Chase) in September 2002 by merger.  No additional awards may be granted under those assumed plans.  As of December 31, 2010, options for a total of 4,260 shares, with a weighted average exercise price of $7.83 per share, and a weighted average remaining term of 0.7 years, were outstanding under the various plans assumed in connection with that acquisition.

Performance Graph

This graph compares the total shareholder return on our common stock with the total return on the (i) Standard and Poor’s 1000 Index (the “S&P 1000”) and (ii) the Peer Group.  Our Peer Group is comprised of Georgia Gulf Corporation, Occidental Petroleum Corporation, Alliant Techsystems, PPG Industries, Inc., The Dow Chemical Company and Westlake Chemical Corporation.

Data is for the five-year period from December 31, 2005 through December 31, 2010.  The cumulative return includes reinvestment of dividends.  The Peer Group is weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph.  We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in the Peer Group for such year by (b) the total shareholder return for that corporation for such year.

Item 6.  SELECTED FINANCIAL DATA

TEN-YEAR SUMMARY

($ and shares in millions, except per share data)	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
Operations
Sales	$1,586	$1,532	$1,765	$1,277	$1,040	$955	$766	$703	$604	$653
Cost of goods sold	1,350	1,223	1,377	1,035	792	682	639	588	551	558
Selling and administration	134	135	137	129	129	128	90	78	70	74
Loss on restructuring of businesses	(34)	―	―	―	―	―	(10)	―	―	(10)
Other operating income	2	9	1	2	7	9	6	―	―	―
Earnings (loss) of non-consolidated affiliates	30	38	39	46	45	37	9	6	(8)	(9)
Interest expense	25	12	13	22	20	20	20	20	26	17
Interest and other income (expense)	2	1	(20)	12	12	20	5	3	4	22
Income (loss) before taxes from continuing operations	77	210	258	151	163	191	27	26	(47)	7
Income tax provision (benefit)	12	74	100	50	39	74	8	8	(4)	2
Income (loss) from continuing operations	65	136	158	101	124	117	19	18	(43)	5
Discontinued operations, net	―	―	―	(110)	26	21	36	(20)	12	(14)
Cumulative effect of accounting changes, net	―	―	―	―	―	(5)	―	(22)	―	―
Net income (loss)	$65	$136	$158	$(9)	$150	$133	$55	$(24)	$(31)	$(9)
Financial position
Cash and cash equivalents, short-term investments and restricted cash	$561	$459	$247	$333	$276	$304	$147	$190	$136	$202
Working capital, excluding cash and cash equivalents and short-term investments	33	91	24	(14)	223	191	232	168	233	67
Property, plant and equipment, net	675	695	630	504	251	227	205	202	214	253
Total assets	2,049	1,932	1,720	1,731	1,642	1,802	1,621	1,448	1,426	1,221
Capitalization:
Short-term debt	78	―	―	10	2	1	52	27	2	102
Long-term debt	418	398	252	249	252	257	261	314	346	330
Shareholders’ equity	830	822	705	664	543	427	356	176	231	271
Total capitalization	$1,326	$1,220	$957	$923	$797	$685	$669	$517	$579	$703
Per share data
Basic:
Continuing operations	$0.82	$1.74	$2.08	$1.36	$1.70	$1.65	$0.27	$0.30	$(0.87)	$0.10
Discontinued operations, net	―	―	―	(1.48)	0.36	0.30	0.53	(0.34)	0.24	(0.32)
Accounting changes, net	―	―	―	―	―	(0.08)	―	(0.38)	―	―
Net income (loss)	$0.82	$1.74	$2.08	$(0.12)	$2.06	$1.87	$0.80	$(0.42)	$(0.63)	$(0.22)
Diluted:
Continuing operations	$0.81	$1.73	$2.07	$1.36	$1.70	$1.65	$0.27	$0.30	$(0.87)	$0.10
Discontinued operations, net	―	―	―	(1.48)	0.36	0.29	0.53	(0.34)	0.24	(0.32)
Accounting changes, net	―	―	―	―	―	(0.08)	―	(0.38)	―	―
Net income (loss)	$0.81	$1.73	$2.07	$(0.12)	$2.06	$1.86	$0.80	$(0.42)	$(0.63)	$(0.22)

Common Cash Dividends	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80
Market price of common stock:
High	22.39	19.79	30.39	24.53	22.65	25.35	22.99	20.53	22.60	22.75
Low	14.35	8.97	12.52	15.97	14.22	16.65	15.20	14.97	13.85	12.05
Year end	20.52	17.52	18.08	19.33	16.52	19.68	22.02	20.06	15.55	16.14
Other
Capital expenditures	$85	$138	$180	$76	$62	$63	$38	$33	$24	$29
Depreciation	85	70	68	47	38	36	33	40	51	55
Common dividends paid	63	63	61	59	58	57	56	47	39	35
Purchases of common stock	―	―	―	―	―	―	―	―	3	14
Current ratio	2.3	2.8	1.7	1.8	2.2	2.3	2.1	2.1	2.4	1.8
Total debt to total capitalization	37.4%	32.6%	26.4%	28.1%	31.8%	37.7%	46.8%	65.9%	60.0%	61.5%
Effective tax rate	15.7%	35.4%	38.8%	33.1%	24.2%	38.4%	29.6%	30.8%	n/a	30.9%
Average common shares outstanding - diluted	79.9	78.3	76.1	74.3	72.8	71.6	68.4	58.3	49.4	43.6
Shareholders	4,600	4,900	5,100	5,300	5,700	6,100	6,400	6,800	7,200	7,500
Employees(1)	3,700	3,700	3,600	3,600	3,100	2,900	2,800	2,700	3,000	2,700

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

RECENT DEVELOPMENTS AND HIGHLIGHTS

2010 Year

In 2010, Chlor Alkali Products’ segment income was $117.2 million, a decrease of 7% compared with the prior year.  Chlor Alkali Products’ began to experience improved chlorine and caustic soda demand during 2010 and experienced a record level of bleach sales.  Volumes for chlorine and caustic soda improved 15% compared to 2009, while volumes for bleach improved 18%.  Operating rates in Chlor Alkali Products for 2010 and 2009 were 82% and 70%, respectively.

    Our 2010 ECU netbacks of $475 were 9% lower than the 2009 netbacks of $520; however, the pricing trend has been positive throughout 2010 as ECU netbacks increased sequentially from the low level of $375 in the third quarter of 2009.  The fourth quarter of 2010 ECU netback was $515.  As business conditions improved throughout 2010, our quarterly chlor alkali operating rates improved year-over-year by at least 10% peaking in the third quarter of 2010 with a 91% operating rate during the summer demand season.  A significant portion of the North American chlor alkali demand improvement came from exports of products made from chlorine, driven by the energy advantage North America enjoys by using natural gas as compared to crude oil.  With demand for both chlorine and caustic soda improving, price increases were announced throughout the year.  During February 2010, an $80 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the second quarter of 2010.  Caustic soda demand continued to improve, and as a result, during the third quarter of 2010, three additional caustic soda price increases were announced totaling $135 per ton.  We believe that a portion of the $135 per ton caustic soda price increases announced during the third quarter of 2010 will be realized.  We anticipate some additional benefits from these price increases and from contracts that re-set on an annual basis to be realized in the first half of 2011.  Additionally, we announced a $40 per ton caustic soda price increase in January 2011.  While the success of this $40 per ton caustic soda price increase is not yet known, some portion of the benefits of this price increase, if realized, would impact our system beginning in the second quarter of 2011.

    Winchester segment income of $63.0 million in 2010, which represented the second highest level of segment income in at least the last two decades, declined 8% compared to the prior year segment income of $68.6 million.  The higher than normal levels of commercial demand that began in the fourth quarter of 2008 continued through the second quarter of 2010.  Beginning with the third quarter of 2010, Winchester began to experience a decline in commercial demand from the 2009 levels.  However, the second half of 2010 commercial demand remained stronger than 2007 levels.  Commercial volumes, excluding rimfire, for 2010 decreased approximately 12% from prior year levels.

    On December 9, 2010, our board of directors approved a plan to convert the 260,000 tons of mercury cell capacity at our Charleston, TN facility to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The project has an estimated capital cost of approximately $160 million.  The board of directors also approved a plan to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site. This action will reduce our chlor alkali manufacturing capacity by 100,000 tons.  We based our decision on several factors.  First, over the past eighteen months we have experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there is federal legislation that was passed in 2008 governing the treatment of mercury that significantly limits our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25% and the configuration of the new plant will result in an increase in our capacity to produce potassium hydroxide.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removes the highest cost production capacity from our system.  We currently expect to complete these conversions by the end of 2012.

On November 3, 2010, we announced that we had made the decision to relocate Winchester centerfire ammunition operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  Consistent with this relocation decision we have initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  Once completed, Winchester expects to have the most modern centerfire ammunition production facility in North America.

    Our total restructuring charge for 2010 related to these actions was $34.2 million.  The restructuring charge included write-off of equipment and facility costs of $17.5 million, acceleration of asset retirement obligations of $6.7 million, employee severance and related benefit costs of $6.0 million, a non-cash pension and other postretirement benefits curtailment charge of $3.0 million, and lease and other contract termination costs of $1.0 million.  We expect to incur additional charges related to the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process and the transfer of the Winchester centerfire ammunition operations over the next several years; however, at this time, we are not able to estimate the extent of any additional expenses that may be incurred in connection with these actions.

Income before taxes for 2010 included $7.2 million of recoveries from third parties for environmental costs incurred and expensed in prior periods.  For 2009, income before taxes also included $82.1 million of recoveries from third parties for environmental costs incurred and expensed in prior periods.

Income tax expense for 2010 included $13.5 million of favorable adjustments associated with the expiration of statutes of limitation in domestic and foreign jurisdictions and a reduction in expense related to the release of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  Income tax expense for 2009 included $6.0 million of favorable adjustments associated with the expiration of statutes of limitation in domestic and foreign jurisdictions and reductions in expense associated with the finalization of the 2008 income tax returns.

In September 2010, we redeemed industrial development and environmental improvement tax-exempt bonds (industrial revenue bonds) totaling $18.9 million, with maturity dates of February 2016 and March 2016.  We paid a premium of $0.4 million to the bond holders, which was included in interest expense.  We also recognized a $0.3 million deferred gain in interest expense related to the interest rate swaps, which were terminated in April 2010, on these industrial revenue bonds.  In October 2010, we redeemed additional industrial revenue bonds totaling $1.8 million, with a maturity date of October 2014.

    In October 2010, we completed a financing of Go Zone and Recovery Zone tax-exempt bonds totaling $70.0 million due 2024.  We have the option to borrow up to the entire $70.0 million in a series of draw downs through December 31, 2011.  During 2010, we drew $34.0 million of these bonds.  The proceeds from these bonds are required to be used to fund capital project spending at our McIntosh, AL facility.  In December 2010, we completed a financing of Recovery Zone tax exempt bonds totaling $83.0 million due in 2033 and 2035.  During 2010, we drew the entire $83.0 million of the bonds.  The proceeds from the bonds are required to be used to fund the Charleston, TN facility mercury cell conversion and our Oxford, MS Winchester relocation.  Of the $117.0 million drawn from the Go Zone and Recovery Zone bonds, $102.0 million of the associated cash was classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used to fund the capital projects in Alabama, Mississippi and Tennessee.

The Patient Protection and Affordable Healthcare Act was signed into law on March 23, 2010 and the Healthcare and Education Reconciliation Act of 2010 was signed into law on March 31, 2010 (collectively the Healthcare Acts).  The impact of the Healthcare Acts did not have a material effect on our consolidated financial statements.

2009 Year

In 2009, Chlor Alkali Products’ segment income was $125.4 million, a decline of 62% compared with 2008.  Chlor Alkali Products continued to experience the weak product demand that began in the fourth quarter of 2008.  Volumes for chlorine and caustic soda decreased 22% compared to 2008.  Volumes for bleach, which accounted for approximately 12% of Chlor Alkali Products’ sales, increased 17% compared to 2008.  Operating rates in Chlor Alkali Products for 2009 and 2008 were 70% and 82%, respectively.  These operating rates assume that 100% of our demonstrated capacity was available for use.  The capacity of our St. Gabriel, LA facility had been shutdown since late November 2008 and the facility was not available for use until the conversion and expansion project was completed in the fourth quarter of 2009.  In addition, in response to low levels of customer demand for chlorine and caustic soda, an additional 5% of our chlorine and caustic soda capacity was idled by us in 2009.  After taking these capacity reduction actions into consideration, our effective operating rate for 2009 was 78%.

Our 2009 ECU netbacks of $520 were 18% lower than the 2008 netbacks of $635, reflecting the changes in the pricing dynamics in North America.  During 2008, North American demand for caustic soda was strong, while supply continued to be constrained by the weakness in chlorine demand.  This resulted in a significant supply and demand imbalance for caustic soda in North America, which resulted in record caustic soda pricing.  The result was a record ECU netback, in our system, in the first quarter of 2009 of approximately $765.  Beginning late in the fourth quarter of 2008 and continuing through 2009, demand for caustic soda weakened significantly, and fell below the demand for chlorine.  This created excess supply in North America, which caused caustic soda prices to fall.  The over supply of caustic soda caused industry operating rates to be constrained, which resulted in chlorine price increase announcements of $300 per ton during the second quarter of 2009.  Caustic soda prices declined precipitously in the second quarter of 2009 and these declines continued into the third quarter of 2009.  During the third quarter of 2009, chlorine and caustic soda demand became more balanced eliminating the oversupply of caustic soda.  We began realizing increases in chlorine prices in the third quarter of 2009 with most of the improvement in the fourth quarter of 2009.  ECU netbacks, in our system, bottomed out in the third quarter of 2009.  During the fourth quarter of 2009, as caustic soda demand improved, chlorine production declined due to seasonally weaker demand.  This resulted in a supply and demand imbalance for caustic soda in North America.  As a result of this imbalance, in December 2009, a $75 per ton caustic soda price increase was announced.  We began realizing the benefits of this price increase in caustic soda in the first half of 2010.

Winchester segment income of $68.6 million in 2009, which represented the highest level of segment income in at least the last two decades, improved 110% compared to 2008 segment income of $32.6 million.  Winchester continued to experience the above normal levels of demand during 2009 that began around the November 2008 presidential election.  The increase in demand was across the majority of Winchester’s product offerings, including rifle, pistol and rimfire ammunition.  On a volume basis, Winchester’s unit shipments increased 14% in 2009 compared to 2008, which was driven by the higher level of commercial sales.  Winchester’s results reflected the impact of increased volumes and higher selling prices, and lower commodity and other material costs.

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

During the fourth quarter of 2009, we completed a conversion and expansion project at our St. Gabriel, LA facility and initiated production.  This project increased capacity at this location from 197,000 ECUs to 246,000 ECUs and significantly reduced the site’s manufacturing costs.  Our capital spending included $69.6 million and $87.2 million for the St. Gabriel, LA facility conversion and expansion project in 2009 and 2008, respectively.

During the second and third quarters of 2009, bills were introduced in the United States House of Representatives and the Senate, respectively, which, if enacted, would ban the production of chlor alkali products using mercury cell technology two years from the date it is enacted into law.  On October 21, 2009, the House of Representatives Committee on Energy and Commerce passed a bill that would require chlor alkali producers using mercury cell technology to make a decision by June 30, 2012 as to whether to shutdown or convert these facilities.  If the decision was to convert, the mercury cell plants would have been required to be converted by June 30, 2015.  If the decision was not to convert, the plants would have been required to be shutdown by June 30, 2013.  For this bill to become law it would have had to be passed by the full House of Representatives and the full Senate.  The proposed legislation expired without enactment at the end of 2010 and we are uncertain as to whether or not similar legislation may be proposed in the future.  We currently operate two facilities which utilize mercury cell technology totaling approximately 360,000 ECUs of capacity (approximately 18% of our capacity).  We operate our mercury cell facilities in full compliance with all environmental rules and regulations.  On December 9, 2010, our board of directors approved a plan to convert the 260,000 tons of mercury cell capacity at our Charleston, TN facility to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved a plan to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  We currently expect to complete these conversions by the end of 2012.

2008 Year

In 2008, Chlor Alkali Products had record segment income of $328.3 million, an improvement of 38% compared with 2007.  This improvement reflects the combination of the full year contributions from the Pioneer acquisition of $72.7 million, including synergies, and improved pricing of $108.4 million.  These were partially offset by the effect from lower chlorine and caustic soda volumes of $46.7 million.  Operating rates in our Chlor Alkali Products business were 82% for 2008, which were negatively impacted during the fourth quarter of 2008 by lower levels of demand from all major customer groups, and by hurricane-related outages at our St. Gabriel, LA facility and our SunBelt joint venture during the third quarter of 2008.  In response to the low level of demand during the fourth quarter of 2008, we announced that the St. Gabriel, LA facility, which was shutdown for scheduled maintenance in late November 2008, would not resume operations until the conversion and expansion project was completed.  The project was completed in the fourth quarter of 2009.  The St. Gabriel, LA facility represents approximately 10% of our chlorine and caustic soda capacity.

During the first three quarters of 2008, North American demand for caustic soda was strong.  In addition, caustic soda supply was constrained by the weakness in chlorine demand, which caused operating rates to be reduced.  This created an imbalance between caustic soda supply and demand.  This imbalance, combined with increased freight and energy costs, resulted in our achieving record levels of caustic soda pricing.  During the fourth quarter of 2008, North American caustic soda demand weakened but less than the decline in chlorine demand.  This caused the caustic soda supply and demand imbalance to continue, which continued to support record levels of caustic soda prices.

On March 12, 2008, we announced that, in connection with our plans to streamline Chlor Alkali Products manufacturing operations in Canada in order to serve our customer base in a more cost effective manner, we would close the acquired Dalhousie, New Brunswick, Canada chlorine, caustic soda, sodium chlorate, and bleach operations.  We substantially completed the closure of the Dalhousie facility by June 30, 2008.  We expect to incur cash expenditures of $2.5 million associated with the shutdown, which were previously included in current liabilities on the Pioneer acquisition balance sheet.  We have paid $2.2 million of costs associated with this shutdown as of December 31, 2010.  This action generated $8 million to $10 million of annual pretax savings.

Winchester segment income was $32.6 million in 2008, which represented the highest level of segment income in at least the last two decades at that time for the Winchester business, an increase of 23% compared with 2007.  Winchester’s results for 2008 reflected the combination of improved pricing and increased law enforcement volumes which more than offset higher commodity, material and manufacturing costs.

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

CHLOR ALKALI PRODUCTS PRICING

In accordance with industry practice, we calculate Chlor Alkali Products’ prices on an ECU netback basis, reporting and analyzing prices net of the cost of transporting the products to customers to allow for a comparable means of price comparisons between periods and with respect to our competitors.  For purposes of determining our ECU netback, we use prices that we realize as a result of sales of chlorine and caustic soda to our customers, and we do not include the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell.

Quarterly and annual average ECU netbacks, excluding SunBelt, for 2010, 2009, and 2008 were as follows:

	2010	2009	2008
First quarter	$440	$765	$580
Second quarter	470	585	590
Third quarter	465	375	660
Fourth quarter	515	425	740
Annual average	475	520	635

During the first three quarters of 2008, North American demand for caustic soda was strong.  However, caustic soda supply continued to be constrained by the weakness in chlorine demand, which caused operating rates to be reduced.  This resulted in a significant supply and demand imbalance for caustic soda in North America.  This imbalance, combined with increased freight and energy costs, resulted in our achieving record levels of caustic soda pricing.  During the fourth quarter of 2008, North American caustic soda demand weakened but less than the decline in chlorine demand.  This caused the caustic soda supply and demand imbalance to continue, which continued to support record levels of caustic soda prices.  The result was a record ECU netback, in our system, in the first quarter of 2009.

Our 2009 ECU netbacks of $520 were 18% lower than the 2008 netbacks of $635, reflecting the changes in the pricing dynamics in North America.  Beginning late in the fourth quarter of 2008 and continuing through 2009, demand for caustic soda weakened significantly, and fell below the demand for chlorine.  This created excess supply in North America, which caused caustic soda prices to fall.  The over supply of caustic soda caused industry operating rates to be constrained, which resulted in chlorine price increase announcements of $300 per ton during the second quarter of 2009.  Caustic soda prices declined precipitously in the second quarter of 2009 and these declines continued into the third quarter of 2009.  During the third quarter of 2009, chlorine and caustic soda demand became more balanced eliminating the oversupply of caustic soda.  We began realizing increases in chlorine prices in the third quarter of 2009 with most of the improvement in the fourth quarter of 2009.  ECU netbacks, in our system, bottomed out in the third quarter of 2009.  During the fourth quarter of 2009, as caustic soda demand improved, chlorine production declined due to seasonally weaker demand.  This resulted in a supply and demand imbalance for caustic soda in North America.  As a result of this imbalance, in December 2009, a $75 per ton caustic soda price increase was announced.  We began realizing the benefits of this price increase in caustic soda in the first half of 2010.

    Our 2010 ECU netbacks of $475 were 9% lower than the 2009 netbacks of $520; however, the pricing trend has been positive throughout 2010 as ECU netbacks increased sequentially from the low level of $375 in the third quarter of 2009.  The fourth quarter of 2010 ECU netback was $515.  As business conditions improved throughout 2010, our quarterly chlor alkali operating rates improved year-over-year by at least 10% peaking in the third quarter of 2010 with a 91% operating rate during the summer demand season.  A significant portion of the North American chlor alkali demand improvement came from exports of products made from chlorine, driven by the energy advantage North America enjoys by using natural gas as compared to crude oil.  With demand for both chlorine and caustic soda improving, price increases were announced throughout the year.  During February 2010, an $80 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the second quarter of 2010.  Caustic soda demand continued to improve, and as a result, during the third quarter of 2010, three additional caustic soda price increases were announced totaling $135 per ton.  We believe that a portion of the $135 per ton caustic soda price increases announced during the third quarter of 2010 will be realized.  We anticipate some additional benefits from these price increases and from contracts that re-set on an annual basis to be realized in the first half of 2011.  Additionally, we announced a $40 per ton caustic soda price increase in January 2011.  While the success of this $40 per ton caustic soda price increase is not yet known, some portion of the benefits of this price increase, if realized, would impact our system beginning in the second quarter of 2011.

PENSION AND POSTRETIREMENT BENEFITS

Under ASC 715, formerly SFAS No. 158, we recorded an after-tax charge of $26.0 million ($42.3 million pretax) to shareholders’ equity as of December 31, 2010 for our pension and other postretirement plans.  This charge reflected a 45-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2010.  In 2009, we recorded an after-tax charge of $27.3 million ($41.7 million pretax) to shareholders’ equity as of December 31, 2009 for our pension and other postretirement plans.  This charge reflected a 50-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2009.  In 2008, we recorded an after-tax charge of $99.4 million ($162.7 million pretax) to shareholders’ equity as of December 31, 2008 for our pension and other postretirement plans.  This charge reflected the unfavorable performance on plan assets during 2008.  The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior revolving credit facility.

During the third quarter of 2006, the “Pension Protection Act of 2006”, amended by “The Worker, Retiree, and Employer Recovery Act,” during the fourth quarter of 2008, became law.  Among the stated objectives of the laws are the protection of both pension beneficiaries and the financial health of the PBGC.  To accomplish these objectives, the new laws require sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums.  The laws require defined benefit pension plans to be fully funded for 2011.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2011.  We do have a small Canadian defined benefit pension plan to which we made $9.8 million and $4.5 million of cash contributions in 2010 and 2009, respectively, and we anticipate less than $5 million of cash contributions in 2011.  At December 31, 2010, the market value of assets in our defined benefit pension plans of $1,800.4 million exceeded the projected benefit obligation by $16.3 million.

Components of net periodic benefit (income) costs were:
	Years ended December 31,
	2010	2009	2008
	($ in millions)
Pension benefits	$(17.7)	$(16.7)	$(7.6)
Other postretirement benefits	7.3	7.3	8.5

In December 2010, we recorded a curtailment charge for pension benefits of $3.2 million and a credit for other postretirement benefits of $0.2 million associated with the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  These amounts were included in the restructuring charge for 2010.  In 2008, we recorded curtailment charges of $4.1 million associated with the transition of a portion of our East Alton, IL Winchester hourly workforce and our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

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

CONSOLIDATED RESULTS OF OPERATIONS
	Years ended December 31,
	2010	2009	2008
	($ in millions, except per share data)
Sales	$1,585.9	$1,531.5	$1,764.5
Cost of goods sold	1,349.9	1,222.7	1,377.2
Gross margin	236.0	308.8	387.3
Selling and administration	134.4	135.3	137.3
Restructuring charge	34.2	―	―
Other operating income	2.5	9.1	1.2
Operating income	69.9	182.6	251.2
Earnings of non-consolidated affiliates	29.9	37.7	39.4
Interest expense	25.4	11.6	13.3
Interest income	1.0	1.1	6.2
Other income (expense)	1.5	0.1	(26.0)
Income before taxes	76.9	209.9	257.5
Income tax provision	12.1	74.2	99.8
Net income	$64.8	$135.7	$157.7
Net income per common share:
Basic	$0.82	$1.74	$2.08
Diluted	$0.81	$1.73	$2.07

2010 Compared to 2009

Our total sales for 2010 were $1,585.9 million compared to $1,531.5 million last year, an increase of $54.4 million, or 4%.  Chlor Alkali Products’ sales increased by $72.8 million, or 8%, primarily due to increased shipment volumes partially offset by lower ECU prices.  Our ECU netbacks, excluding SunBelt, decreased 9% compared to last year.  Winchester sales decreased by $18.4 million, or 3%, from 2009 primarily due to the decline in shipments to commercial customers, partially offset by higher shipments to military, international, industrial and law enforcement customers.

Gross margin decreased $72.8 million, or 24%, from 2009, primarily due to the impact of decreased recoveries from third parties for environmental costs incurred and expensed in prior periods.  Gross margin in 2010 was also impacted by lower Winchester gross margin resulting from decreased volumes and decreased Chlor Alkali gross margin resulting from lower ECU netbacks, partially offset by higher volumes.  Gross margin as a percentage of sales decreased to 15% in 2010 from 20% in 2009.

Selling and administration expenses in 2010 decreased $0.9 million, or 1%, from 2009, primarily due to lower bad debt costs of $6.7 million, resulting from a deterioration in customer credit in 2009, lower salary and benefit costs of $3.4 million, and decreased consulting charges of $1.4 million.  These decreases were offset by higher non-income taxes of $4.7 million, primarily due to a favorable resolution of a Canadian capital tax matter in 2009, a higher level of legal and legal-related settlement expenses of $3.2 million, increased stock-based compensation expense of $1.9 million, primarily due to mark-to-market adjustments, and increased recruiting and relocation charges of $1.1 million.  Selling and administration expenses as a percentage of sales were 8% in 2010 and 9% in 2009.

    Restructuring charge in 2010 of $34.2 million included charges associated with the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Other operating income for 2010 decreased by $6.6 million from 2009.  Other operating income for 2010 and 2009 included $1.1 million and $1.6 million, respectively, of gains on the disposition of property, plant and equipment primarily associated with the St. Gabriel, LA conversion and expansion project.  Other operating income for 2009 also included a $3.7 million gain on the sale of land, a $1.2 million gain on the disposition of a former manufacturing facility and a $0.8 million gain for the sale of other assets.

The earnings of non-consolidated affiliates were $29.9 million for 2010, a decrease of $7.8 million from 2009, primarily due to lower ECU prices at SunBelt.

Interest expense increased by $13.8 million for 2010 primarily due to a higher level of outstanding debt and a decrease of $8.8 million in capitalized interest primarily associated with our St. Gabriel, LA facility conversion and expansion project, which was completed in the fourth quarter of 2009, partially offset by lower interest rates.

Interest income decreased by $0.1 million, or 9%, compared to 2009, primarily due to lower short-term interest rates, partially offset by higher average cash balances.

Other income (expense) in 2010 included a $1.4 million recovery from an investment in corporate debt securities that was written off in 2008.

The effective tax rate for 2010 included a $9.2 million reduction in expense associated with the expiration of statutes of limitation in domestic and foreign jurisdictions, and a $4.3 million reduction in expense related to the release of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  After giving consideration to these two items of $13.5 million, the effective tax rate for 2010 of 33.3% was lower than the 35% U.S. federal statutory rate primarily due to favorable tax benefits of permanent tax deduction items, including the domestic manufacturing deduction and tax deductible dividends paid to the Contributing Employee Ownership Plan (CEOP), which were offset in part by state income taxes.  During periods of low earnings, our effective tax rate can be significantly impacted by permanent tax reduction items, return to provision adjustments, changes in tax contingencies and valuation allowances, and tax credits.  The effective tax rate for 2009 included a $2.8 million reduction in expense primarily associated with the finalization of the 2008 income tax returns, which resulted in lower state tax expense, and a $3.2 million reduction in expense primarily associated with the expiration of statutes of limitation in domestic and foreign jurisdictions.  After giving consideration to these two items of $6.0 million, the effective tax rate for 2009 of 38.2%, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the utilization of certain state tax credits.

2009 Compared to 2008

Our total sales for 2009 were $1,531.5 million compared to $1,764.5 million in 2008, a decrease of $233.0 million, or 13%.  Chlor Alkali Products’ sales decreased by $311.6 million, or 24%, primarily due to decreased shipment volumes and lower ECU prices.  Our ECU netbacks, excluding SunBelt, decreased 18% compared to 2008.  Winchester sales increased by $78.6 million, or 16%, from 2008 primarily due to increased volumes.

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

Selling and administration expenses in 2009 decreased $2.0 million, or 1%, from 2008, primarily due to lower non-income taxes of $5.3 million, primarily due to a favorable resolution of a Canadian capital tax matter, lower recruiting and relocation charges of $4.3 million, and decreased management incentive compensation expense of $2.5 million, which included mark-to-market adjustments on stock-based compensation, partially offset by a higher level of legal and legal-related settlement expenses of $3.6 million, which included costs for recovery actions for environmental costs previously incurred and expensed, a higher provision for doubtful customer accounts receivable of $2.6 million related to a deterioration in customer credit, increased consulting and professional fees of $2.3 million and higher salary and benefit costs of $1.6 million.  Selling and administration expenses as a percentage of sales were 9% in 2009 and 8% in 2008.

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

Other income (expense) in 2008 included an impairment charge for the full value of a $26.6 million investment in corporate debt securities.

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

SEGMENT RESULTS

We define segment results as income (loss) before interest expense, interest income, other operating income, other income (expense), and income taxes and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting” (ASC 280), formerly SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (SFAS No. 131), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results.  Our management considers SunBelt to be an integral component of the Chlor Alkali Products segment.  They are engaged in the same business activity as the segment, including joint or overlapping marketing, management, and manufacturing functions.

	Years ended December 31,
	2010	2009	2008
Sales:	($ in millions)
Chlor Alkali Products	$1,036.6	$963.8	$1,275.4
Winchester	549.3	567.7	489.1
Total sales	$1,585.9	$1,531.5	$1,764.5
Income before taxes
Chlor Alkali Products(1)	$117.2	$125.4	$328.3
Winchester	63.0	68.6	32.6
Corporate/Other:
Pension income(2)	24.6	22.3	14.8
Environmental (expense) income(3)	(9.1)	58.0	(27.7)
Other corporate and unallocated costs	(64.2)	(63.1)	(58.6)
Restructuring charge(4)	(34.2)	―	―
Other operating income(5)	2.5	9.1	1.2
Interest expense(6)	(25.4)	(11.6)	(13.3)
Interest income	1.0	1.1	6.2
Other income (expense)(7)	1.5	0.1	(26.0)
Income before taxes	$76.9	$209.9	$257.5

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segment.  The earnings from non-consolidated affiliates were $29.9 million, $37.7 million, and $39.4 million for the years ended 2010, 2009 and 2008, respectively.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  All other components of pension costs are included in corporate/other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.  Pension income for the year ended December 31, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.  Pension income for the year ended December 31, 2008 included curtailment charges of $4.1 million associated with the transition of a portion of our East Alton, IL Winchester hourly workforce and our McIntosh, AL Chlor Alkali Products’ hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

(3)
Environmental (expense) income for the years ended 2010 and 2009 included $7.2 million and $82.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental (expense) income is included in cost of goods sold in the consolidated statements of operations.

(4)
Restructuring charge for the year ended December 31, 2010 of $34.2 million included charges associated with the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)
Other operating income for the years ended 2010 and 2009 included $1.1 million and $1.6 million of gains on the disposal of assets primarily associated with the St. Gabriel, LA conversion and expansion project.  Other operating income for 2009 also included a $3.7 million gain on the sale of land, a $1.2 million gain on the disposition of a former manufacturing facility and $0.8 million for the sale of other assets.

(6)	Interest expense was reduced by capitalized interest of $0.9 million, $9.7 million and $5.0 million for the years ended 2010, 2009 and 2008, respectively.

(7)
Other income (expense) in 2010 included a $1.4 million recovery from a $26.6 million investment in corporate debt securities, whose full value was written off in 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit has been recognized for the impairment loss.

Chlor Alkali Products

2010 Compared to 2009

Chlor Alkali Products’ sales for 2010 were $1,036.6 million compared to $963.8 million for 2009, an increase of $72.8 million, or 8%.  The sales increase was primarily due to higher chlorine and caustic soda volumes of 15%, partially offset by lower ECU pricing, which decreased 9% from 2009.  Volumes for potassium hydroxide increased 58% for 2010 primarily reflecting a raw material supply disruption that impacted the first half of 2009 volumes.  Bleach volumes and hydrochloric acid volumes also increased 18% and 10%, respectively, for 2010.  Sales for potassium hydroxide, bleach, and hydrochloric acid represented approximately 25% of Chlor Alkali Products’ sales in 2010.  Our ECU netbacks, excluding SunBelt, were approximately $475 compared to approximately $520 for 2009.  Freight costs included in the ECU netback decreased 4% for 2010 compared to 2009, and reflected the benefits of increased pipeline shipments associated with the full year operations of our St. Gabriel, LA facility, which more than offset higher railroad freight rates.  Our operating rate for 2010 was 82%, compared to our operating rate of 70% for 2009.  The higher operating rate for 2010 resulted from higher chlorine, bleach and hydrochloric acid demand.

Chlor Alkali Products’ posted segment income of $117.2 million for 2010 compared to $125.4 million for 2009, a decrease of $8.2 million, or 7%.  Chlor Alkali segment income was lower primarily due to lower ECU netbacks ($109.2 million) and lower earnings of non-consolidated affiliates ($7.8 million), primarily related to lower ECU netbacks at SunBelt, partially offset by increased volumes ($97.3 million) and decreased operating costs ($11.5 million), primarily raw materials and electricity.  The operating results from SunBelt included interest expense of $3.5 million and $4.0 million in 2010 and 2009, respectively, on the SunBelt Notes.

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

Chlor Alkali Products’ posted segment income of $125.4 million for 2009 compared to $328.3 million for 2008, a decrease of $202.9 million, or 62%.  Chlor Alkali segment income was lower primarily due to lower ECU netbacks ($126.9 million), decreased volumes ($69.1 million), higher operating costs ($5.2 million), and lower earnings of non-consolidated affiliates ($1.7 million).  The lower earnings of non-consolidated affiliates primarily resulted from lower ECU prices at SunBelt, partially offset by increased earnings at our bleach joint venture.  The operating results from SunBelt included interest expense of $4.0 million and $4.4 million in 2009 and 2008, respectively, on the SunBelt Notes.

Winchester

2010 Compared to 2009

Winchester sales were $549.3 million for 2010 compared to $567.7 million for 2009, a decrease of $18.4 million, or 3%.  Sales of ammunition to domestic commercial customers decreased $38.8 million.  Beginning with the third quarter of 2010, Winchester began to experience a decline in commercial demand from the 2009 levels.  However, the second half of 2010 commercial demand remained stronger than the 2007 levels.  These decreases in domestic commercial sales were partially offset by higher shipments to military customers of $7.9 million, higher shipments to international customers of $5.4 million and increased shipments to industrial customers, who primarily supply the construction sector, of $4.1 million.  Shipments to law enforcement agencies also increased $2.7 million.

Winchester reported segment income of $63.0 million for 2010 compared to $68.6 million for 2009, a decrease of $5.6 million, or 8%.  The decrease was primarily due to the combination of lower volumes, a less favorable product mix and higher operating costs ($11.3 million), partially offset by improved pricing, decreased commodity and other material costs, and lower bad debt costs ($5.7 million).

2009 Compared to 2008

Winchester sales were $567.7 million for 2009 compared to $489.1 million for 2008, an increase of $78.6 million, or 16%.  Sales of ammunition to domestic and international commercial customers increased $66.1 million.  Winchester continued to experience the above normal levels of demand in 2009 that began around the November 2008 presidential election.  The increase in demand was across the majority of Winchester’s product offerings, including rifle, pistol and rimfire ammunition.  Shipments to military customers also increased $20.3 million.  These increases were partially offset by lower shipments to industrial customers, who primarily supply the construction sector, of $7.8 million and decreased shipments to law enforcement agencies of $3.3 million.  On a volume basis, Winchester’s overall unit shipments increased 14%, which was driven by the higher level of commercial sales.

Winchester reported segment income of $68.6 million for 2009 compared to $32.6 million for 2008, an increase of $36.0 million, or 110%.  The increase was primarily due to the impact of increased volumes and higher selling prices ($24.7 million) and decreased commodity and other material costs partially offset by higher operating costs ($10.7 million).

Corporate/Other

2010 Compared to 2009

For 2010, pension income included in corporate/other was $24.6 million compared to $22.3 million for 2009.  Pension income for 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.  On a total company basis, defined benefit pension income for 2010 was $17.7 million compared to $16.7 million for 2009.  Pension income on a total company basis for 2010 included a curtailment charge of $3.2 million associated with the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS, which was included in the restructuring charge for 2010.

Charges to income for environmental investigatory and remedial activities were $9.1 million for 2010 compared to credits to income of $58.0 million for 2009, which included $7.2 million and $82.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $16.3 million for 2010 compared with $24.1 million for 2009.  These charges relate primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2010, other corporate and unallocated costs were $64.2 million compared with $63.1 million for 2009, an increase of $1.1 million, or 2%.  The increase was primarily due to higher non-income taxes of $4.6 million, resulting from a favorable resolution of a Canadian capital tax matter in 2009, increased management incentive compensation costs of $2.3 million, which includes mark-to-market adjustments on stock-based compensation, and increased legal and legal-related settlement expenses of $1.9 million, partially offset by lower asset retirement obligation charges of $5.8 million, primarily related to decreases in estimated costs for certain assets and lower spending than expected on projects completed in 2010, and decreased salary and benefit costs of $1.9 million.

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

2011 OUTLOOK

Net income in the first quarter of 2011 is projected to be in the $0.20 to $0.25 per diluted share range compared with $0.18 per diluted share in the first quarter of 2010.

In Chlor Alkali Products, the first quarter of 2011 segment earnings are expected to improve compared to both the fourth quarter of 2010 earnings of $36.5 million and the first quarter of 2010 earnings of $10.6 million.  The improved segment earnings anticipate higher ECU netbacks and chlorine and caustic soda shipment volumes.  The Chlor Alkali Products’ operating rate in the first quarter of 2011 is forecast to be in the 80% range, which is comparable to the fourth quarter of 2010 level of 80% and an improvement from the first quarter of 2010 level of 75%.

    The fourth quarter of 2010 ECU netback was $515.  Business conditions improved throughout 2010, and Olin’s quarterly chlor alkali operating rates improved year-over-year by at least 10% peaking in the third quarter of 2010 with a 91% operating rate during the summer demand season.  A significant portion of the North American chlor alkali demand improvement came from exports of products made from chlorine, driven by the energy advantage North America enjoys by using natural gas as compared to crude oil.  With demand for both chlorine and caustic soda improving, price increases were announced throughout the year.  During the third quarter of 2010, three caustic soda price increases were announced totaling $135 per ton.  We believe that a portion of the $135 per ton caustic soda price increases announced during the third quarter of 2010 will be realized.  We anticipate some additional benefits from these price increases and from contracts that re-set on an annual basis to be realized in the first half of 2011.  Additionally, we announced a $40 per ton caustic soda price increase in January 2011.  While the success of this $40 per ton caustic soda price increase is not yet known, some portion of the benefits of this price increase, if realized, would impact our system beginning in the second quarter of 2011.

Bleach volumes in 2010 increased approximately 18% compared to 2009 levels as we began to see the benefits of our initiatives to ship bleach by rail.  We have now experienced nine consecutive quarters, on a year-over-year basis, of volume growth in bleach shipments at a rate in excess of 10%.  We are currently forecasting an additional 15% to 20% growth in bleach shipments in 2011 compared to 2010.  During 2010, approximately 9% of our effective chlor alkali capacity was consumed making bleach.  The continuation of these initiatives and the start-up of our first low salt, high strength bleach facility in McIntosh, AL, which is expected during the third quarter of 2011, will drive future growth.

Winchester first quarter 2011 segment earnings are expected to be higher than the fourth quarter of 2010 segment earnings of $3.6 million but lower than the first quarter of 2010 segment earnings of $19.5 million.  Higher commodity costs and lower levels of commercial demand than the prior year first quarter are expected to negatively impact first quarter of 2011 segment earnings.  The higher than normal levels of commercial demand that began in the fourth quarter of 2008 continued through the second quarter of 2010.  However, beginning with the third quarter of 2010, Winchester began to experience a decline in commercial demand from the 2009 levels.

Winchester’s fourth quarter 2010 acquired cost of all commodity metals increased compared to fourth quarter 2009 levels.  The price of copper increased 21%, the price of lead 7% and the price of zinc increased 18%.  Winchester utilizes approximately three times as much lead as copper and three times as much copper as zinc.  As we look forward into 2011, the price of copper will likely present a significant challenge.  During the second half of 2010, there has been a steady rise in the average monthly price of copper from $2.94 per pound in June to $4.17 per pound in December, with daily spot prices in December approaching $4.50 per pound.  During January, copper prices have continued at the recent elevated levels and averaged $4.35 per pound.

On November 3, 2010, we announced that we had made the decision to relocate Winchester centerfire ammunition operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  We also expect this relocation project to reduce Winchester’s 2011 segment earnings before meaningful savings are realized beginning in 2013.  The reduction to Winchester 2011 segment income for this relocation project is estimated to be $4 million to $5 million.

Without the recoveries of environmental costs incurred and expensed in prior periods, we anticipate that 2011 charges for environmental investigatory and remedial activities will be in the $25 million range, which is comparable with the average environmental cost for the last 5 years, and higher than the 2010 level of $16.3 million.  We do believe that there are additional opportunities to recover environmental costs incurred and expensed in prior periods, but the timing and the amount of any additional recoveries are uncertain.

We expect defined benefit pension plan income in 2011 to be similar to the 2010 level.  Based on the December 31, 2010 funding status, we will not be required to make any cash contributions to our domestic defined benefit pension plan in 2011.  We do have a small Canadian defined benefit pension plan to which we made $9.8 million and $4.5 million of cash contributions in 2010 and 2009, respectively, and we anticipate cash contributions of less than $5 million in 2011.

We believe the 2011 effective tax rate will be in the 36% to 37% range.

In 2011, we expect capital spending to be in the $230 million to $250 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology and the relocation of our Winchester centerfire ammunition manufacturing operations.  The capital spending for the Winchester relocation will be partially financed by approximately $31 million of grants provided by the State of Mississippi and local governments.  Also, we expect to continue capital spending for the low salt, high strength bleach facility located at our McIntosh, AL site, which is expected to be completed in 2011.  We expect 2011 depreciation expense to be approximately $90 million.

ENVIRONMENTAL MATTERS
	Years ended December 31,
	2010	2009	2008
Cash outlays (receipts):	($ in millions)
Remedial and investigatory spending (charged to reserve)	$15.7	$19.0	$23.7
Recoveries from third parties	(7.2)	(82.1)	―
Capital spending	1.3	2.9	5.2
Plant operations (charged to cost of goods sold)	24.1	24.4	22.8
Total cash outlays (receipts)	$33.9	$(35.8)	$51.7

Our liabilities for future environmental expenditures were as follows:
	December 31,
	2010	2009	2008
	($ in millions)
Beginning balance	$166.1	$158.9	$155.6
Charges to income	16.3	24.1	27.7
Remedial and investigatory spending	(15.7)	(19.0)	(23.7)
Pioneer acquired liabilities	―	―	2.1
Currency translation adjustments	0.9	2.1	(2.8)
Ending balance	$167.6	$166.1	$158.9

Total environmental-related cash outlays in 2010 increased compared to 2009 due to the lower recoveries from third parties of costs incurred and expensed in prior periods.  Remedial and investigatory spending was lower in 2010 than 2009 due to completing a remedial action at a site in 2009 and principally completing an investigation at a former manufacturing site in 2009.  Remedial and investigatory spending was lower in 2009 than 2008 due to reduced spending at two former Pioneer sites and principally completing an investigation at a former manufacturing site in 2009 partially offset by spending in 2009 to complete remedial action at a site.  Total environmental-related cash outlays for 2011 are estimated to be approximately $55 million, of which $28 million is expected to be spent on investigatory and remedial efforts, $3 million on capital projects and $24 million on normal plant operations.  Remedial and investigatory spending is anticipated to be higher in 2011 than 2010 due to the implementation of remedial actions at two former manufacturing sites and one former waste disposal site.  Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.4 million at December 31, 2010.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges or credits to income for investigatory and remedial efforts were material to operating results in 2010, 2009 and 2008 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2010	2009	2008
	($ in millions)
Charges to income	$16.3	$24.1	$27.7
Recoveries from third parties of costs incurred and expensed in prior periods	(7.2)	(82.1)	―
Total environmental expense (income)	$9.1	$(58.0)	$27.7

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Our total estimated environmental liability at the end of 2010, was attributable to 68 sites, 17 of which were USEPA National Priority List (NPL) sites.  Ten sites accounted for 78% of our environmental liability and, of the remaining 58 sites, no one site accounted for more than 3% of our environmental liability.  At one of these ten sites, a remedial action plan is being implemented.  At five of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At one of these ten sites, a remedial investigation is being performed.  At one site, part of the site is subject to a remedial action plan and part of the site to long-term OM&M.  The two remaining sites are in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2010 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $167.6 million at December 31, 2010, and $166.1 million at December 31, 2009, of which $139.6 million and $131.1 million, respectively, were classified as other noncurrent liabilities.  Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $167.6 million included on our consolidated balance sheet at December 31, 2010 for future environmental expenditures, we currently expect to utilize $99.5 million of the reserve for future environmental expenditures over the next 5 years, $20.8 million for expenditures 6 to 10 years in the future, and $47.3 million for expenditures beyond 10 years in the future.  These estimates are subject to a number of risks and uncertainties, as described in Item 1A “Risk Factors—Environmental Costs.”

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $50 million to $70 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2010, we estimate it is reasonably possible that we may have additional contingent environmental liabilities of $50 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  We describe some of these matters in “Item 3—Legal Proceedings.”  At December 31, 2010 and 2009, our consolidated balance sheets included liabilities for these legal actions of $18.1 million and $15.8 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial statements or results of operations in the near term.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data
	Years ended December 31,
	2010	2009	2008
Provided by (used for)	($ in millions)
Net operating activities	$115.5	$200.2	$115.6
Capital expenditures	(85.3)	(137.9)	(180.3)
Increase in restricted cash, net	(102.0)	―	―
Net investing activities	(159.7)	(87.7)	(156.0)
Long-term debt borrowings (repayments), net	96.3	150.3	(11.3)
Net financing activities	44.3	99.5	(19.1)

Operating Activities

For 2010, cash provided by operating activities decreased by $84.7 million from 2009 primarily due to lower earnings partially offset by a smaller increase in working capital.  In 2010, working capital increased $9.7 million compared with an increase of $22.6 million in 2009.  Our days sales outstanding decreased by approximately two days compared to prior year.  Accounts payable and accrued liabilities increased from December 31, 2009 by $14.1 million.  Inventories increased from December 31, 2009 by $31.8 million, primarily due to higher commodity costs and a return to a more normal level of inventory at Winchester.  The 2010 cash from operations was also affected by a $27.0 million decrease in cash tax payments.  In 2010, we made cash contributions to our foreign defined benefit pension plan of $9.8 million.

For 2009, cash provided by operating activities increased by $84.6 million from 2008 primarily due to a smaller increase in working capital than the prior year.  In 2009, working capital increased $22.6 million compared with an increase of $97.8 million in 2008.  Receivables decreased from December 31, 2008 by $29.7 million, primarily due to lower sales.  Our days sales outstanding was consistent with 2008.  Accounts payable and accrued liabilities decreased from December 31, 2008 by $43.5 million, primarily as a result of the timing of payments and a $20.6 million payment for the final settlement of working capital on the sale of the Metals business, which was consistent with the estimated working capital adjustment we anticipated from the transaction.  The 2009 cash from operations was also affected by a $57.9 million decrease in cash tax payments.  In 2009, we made cash contributions to our foreign defined benefit pension plan of $4.5 million.

Capital Expenditures

Capital spending was $85.3 million, $137.9 million, and $180.3 million in 2010, 2009 and 2008, respectively.  The decreased capital spending in 2010 was primarily due to the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009.  Capital spending in 2010 included bleach manufacturing and bleach shipping by railroad expansion projects at three of our Chlor Alkali facilities.  We initiated construction of a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture and should reduce transportation costs.  Capital spending for this project, which is expected to be in the $17 million to $20 million range, began in 2010 and is expected to be completed in 2011.  Capital spending in 2009 included $69.6 million for the St. Gabriel, LA facility conversion and expansion project and also increased investments in our bleach operations.  The increase in 2008 was primarily due to spending of $87.2 million for the St. Gabriel, LA facility conversion and expansion project and increased spending for a major maintenance capital project at our McIntosh, AL facility.  Capital spending was 100%, 196%, and 265% of depreciation in 2010, 2009 and 2008, respectively.

In 2011, we expect our capital spending to be in the $230 million to $250 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology and the relocation of our Winchester centerfire ammunition manufacturing operations.  The capital spending for the Winchester relocation will be partially financed by approximately $31 million of grants provided by the State of Mississippi and local governments.

Investing Activities

    In 2010, we drew $117.0 million of Go Zone and Recovery Zone bonds and $102.0 million of the associated cash was classified as a noncurrent asset on our consolidated balance sheet as restricted cash.  The restricted cash is required to be used to fund capital projects in Alabama, Mississippi and Tennessee.

The 2010, 2009 and 2008 distributions from affiliated companies primarily reflected the cash impact of our share of SunBelt’s earnings.

Financing Activities

In December 2010, we completed a financing of Recovery Zone bonds totaling $83.0 million due 2033 and 2035.  During December 2010, we drew the entire $83.0 million of the bonds.  The proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Charleston, TN facility mercury cell conversion and our Oxford, MS Winchester relocation.

In October 2010, we completed a financing of Go Zone and Recovery Zone bonds totaling $70.0 million due 2024.  During 2010, we drew $34.0 million of the bonds.  As of December 31, 2010, $19.0 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for capital project spending at our McIntosh, AL facility.

In September 2010, we redeemed industrial revenue bonds totaling $18.9 million, with maturity dates of February 2016 and March 2016.  We paid a premium of $0.4 million to the bond holders, which was included in interest expense.  We also recognized a $0.3 million deferred gain in interest expense related to the interest rate swaps, which were terminated in April 2010, on these industrial revenue bonds.  In October 2010, we redeemed additional industrial revenue bonds totaling $1.8 million, with a maturity date of October 2014.

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

In March 2008, we repaid industrial development and environmental improvement tax-exempt bonds, which matured totaling $7.7 million that were issued through the parish of Calcasieu, LA and the town of McIntosh, AL.  In January 2008, we repaid the remaining $2.1 million of the 2.75% Convertible Senior Subordinated Notes due 2027 (Convertible Notes) acquired from Pioneer.

During 2010, 2009 and 2008, we issued 172,968; 27,685; and 1,757,276 shares with a total value of $3.1 million, $0.2 million and $37.4 million, respectively, representing stock options exercised.  In addition, during 2010, 2009 and 2008, we issued 548,553; 1,260,693; and 947,643 shares of common stock, respectively, with a total value of $10.2 million, $16.9 million and $18.1 million, respectively, to the Olin CEOP.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.

The percent of total debt to total capitalization increased to 37.4% at December 31, 2010, from 32.6% at year-end 2009 and 26.4% at year-end 2008.  The 2010 increase from 2009 was due primarily to the higher level of long-term debt at December 31, 2010 resulting from the issuance of Go Zone and Recovery Zone bonds, partially offset by higher shareholders’ equity resulting from the net income for the year ended December 31, 2010.  The 2009 increase from 2008 was due primarily to the higher level of long-term debt at December 31, 2009 resulting from the issuance of the 2019 Notes in August 2009, partially offset by higher shareholders’ equity resulting from the net income for the year ended December 31, 2009.

Dividends per common share were $0.80 in 2010, 2009 and 2008.  Total dividends paid on common stock amounted to $63.3 million, $62.5 million and $60.6 million in 2010, 2009 and 2008, respectively.

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

LIQUIDITY AND OTHER FINANCING ARRANGEMENTS

Our principal sources of liquidity are from cash and cash equivalents, restricted cash, cash flow from operations, and short-term borrowings under our senior revolving credit facility.  Additionally, we believe that we have access to the debt and equity markets.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as the vinyls, urethanes, bleach, ammunition and pulp and paper.  The seasonality of the ammunition business, which is typically driven by the fall hunting season, and the seasonality of the vinyls and bleach businesses, which are stronger in periods of warmer weather, typically cause working capital to fluctuate between $50 million to $100 million over the course of the year.  Cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic soda, resulting in the chlor alkali business having significant leverage on our earnings and cash flow.  For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $17 million annual change in our revenues and pretax profit when we are operating at full capacity.

For 2010, cash provided by operating activities decreased by $84.7 million from 2009 primarily due to lower earnings partially offset by a smaller increase in working capital.  In 2010, working capital increased $9.7 million compared with an increase of $22.6 million in 2009.  Our days sales outstanding decreased by approximately two days compared to prior year.  Accounts payable and accrued liabilities increased from December 31, 2009 by $14.1 million.  Inventories increased from December 31, 2009 by $31.8 million, primarily due to higher commodity costs and a return to a more normal level of inventory at Winchester.  The 2010 cash from operations was also affected by a $27.0 million decrease in cash tax payments.  In 2010, we made cash contributions to our foreign defined benefit pension plan of $9.8 million.

Capital spending was $85.3 million, $137.9 million, and $180.3 million in 2010, 2009 and 2008, respectively.  The decreased capital spending in 2010 was primarily due to the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009.  Capital spending in 2010 included bleach manufacturing and bleach shipping by railroad expansion projects at three of our Chlor Alkali facilities.  We initiated construction of a low salt, high strength bleach facility that will double the concentration of the bleach we manufacture and should reduce transportation costs.  Capital spending for this project, which is expected to be in the $17 million to $20 million range, began in 2010 and is expected to be completed in 2011.  Capital spending in 2009 included $69.6 million for the St. Gabriel, LA facility conversion and expansion project and also increased investments in our bleach operations.  The increase in 2008 was primarily due to spending of $87.2 million for the St. Gabriel, LA facility conversion and expansion project and increased spending for a major maintenance capital project at our McIntosh, AL facility.  Capital spending was 100%, 196%, and 265% of depreciation in 2010, 2009 and 2008, respectively.

The unrestricted cash balance for 2010 was approximately the same as 2009.  Based on our December 31, 2010 cash balance of $458.6 million, the restricted cash balance of $102.0 million, the availability of approximately $231.4 million of liquidity from our senior revolving credit facility, and the $36.0 million not drawn from the Go Zone bonds issued in 2010, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

Since 2006, we held corporate debt securities with a par value of $26.6 million.  On October 1, 2008, the issuer of these debt securities announced it would cease trading and appoint a receiver as a result of financial market turmoil.  The decline in the market value of the assets supporting these debt securities negatively impacted the liquidity of the issuer.  We determined that these debt securities had no fair market value due to the actions taken by the issuer, turmoil in the financial markets, the lack of liquidity of the issuer, and the lack of trading in these debt securities.  Because of the unlikelihood that these debt securities would recover in value, we recorded an after-tax impairment loss of $26.6 million in other income (expense) in the third quarter of 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit has been recognized for the impairment loss.  In October 2010, we recovered $1.4 million from the investment in these corporate debt securities, which was recorded as a gain in other income (expense).

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $41.0 million due 2035.  The bonds were issued by the Industrial Development Board of the County of Bradley and the City of Cleveland, TN (TN Authority) pursuant to a trust indenture between the TN Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank), as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 27, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the TN Authority to us under a loan agreement, whereby we are obligated to make loan payments to the TN Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on London InterBank Offered Rate (LIBOR).  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $41.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our Charleston, TN facility mercury cell conversion.  The proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Charleston, TN facility mercury cell conversion.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending on our relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  The proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70.0 million due 2024.  The bonds include $50.0 million of Go Zone and $20.0 million of Recovery Zone.  The bonds were issued by the Industrial Development Authority of Washington County, AL (AL Authority) pursuant to a trust indenture between the AL Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We have the option to borrow up to the entire $70.0 million in a series of draw downs through December 31, 2011.  During 2010, we drew $34.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.  As of December 31, 2010, $19.0 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for capital project spending at our McIntosh, AL facility.

In September 2010, we redeemed industrial revenue bonds totaling $18.9 million, with maturity dates of February 2016 and March 2016.  We paid a premium of $0.4 million to the bond holders, which was included in interest expense.  We also recognized a $0.3 million deferred gain in interest expense related to the interest rate swaps, which were terminated in April 2010, on these industrial revenue bonds.  In October 2010, we redeemed additional industrial revenue bonds totaling $1.8 million, with a maturity date of October 2014.

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

At December 31, 2010, we had $231.4 million available under our $240 million senior revolving credit facility, because we had issued $8.6 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million through adding a maximum of two additional lending institutions each year.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2010 and 2009, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2010, there were no covenants or other restrictions that limited our ability to borrow.

At December 31, 2010, we had total letters of credit of $34.8 million outstanding, of which $8.6 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have a $25 million letter of credit facility, which we reduced from $35 million during 2010.  The letters of credit were used to support certain long-term debt and certain workers compensation insurance policies.

We had a $75 million, 364-day accounts receivable securitization facility (Accounts Receivable Facility), renewable annually for five years, which would have expired in July 2012.  During the second quarter of 2010, we terminated the Accounts Receivable Facility.  Based on the liquidity from cash and cash equivalents, cash flow from operations, and borrowings under our senior revolving credit facility, the Accounts Receivable Facility was no longer necessary.  There had been no borrowings under the Accounts Receivable Facility since 2007.  The Accounts Receivable Facility provided for the sale of our eligible trade receivables to a third party conduit through a wholly-owned, bankruptcy-remote, special purpose entity that was consolidated for financial statement purposes.  The Accounts Receivable Facility contained specific covenants relating to the ability of the lender to obtain or maintain a first priority lien on the receivables.  In addition, the Accounts Receivable Facility incorporated the leverage and coverage covenants that are contained in the senior revolving credit facility.

Our current debt structure is used to fund our business operations.  As of December 31, 2010, we had long-term borrowings, including the current installment, of $496.0 million of which $119.9 million was at variable rates.  Annual maturities of long-term debt are $77.8 million in 2011, zero in 2012, $11.4 million in 2013, zero in 2014 and 2015 and a total of $406.8 million thereafter.  In December 2011, we have $77.8 million, including $2.8 million of unrecognized gains related to interest rate swaps, of bonds that were issued in 2001 that will mature.  It is currently our intention to redeem these bonds using our cash.  Commitments from banks under our senior revolving credit facility and the additional $36.0 million not drawn from the Go Zone bonds issued in 2010 are additional sources of liquidity.

    We have entered into interest rate swaps on $132.7 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during 2010.  In March 2010, we entered into $125.0 million of interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  The counterparty to the $132.7 million agreements is Citibank, N.A., a major financial institution.  We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings.  Accordingly, the swap agreements have been recorded at their fair market value of $5.3 million and are included in other assets on the accompanying consolidated balance sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 9.125% senior notes due in 2011 (2011 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of December 31, 2010, $2.8 million of this gain was included in current installments of long-term debt.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

OFF-BALANCE SHEET ARRANGEMENTS

Our operating lease commitments are primarily for railroad cars but also include distribution, warehousing and office space and data processing and office equipment.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.  Assets under capital leases are not significant.

In conjunction with the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009, we entered into a twenty-year brine and pipeline supply agreement with PetroLogistics Olefins, LLC (PetroLogistics).  PetroLogistics installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility.  Beginning November 2009, we are obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also have a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  After the first five-year period, the contract contains a buy out provision exercisable by us for $12.0 million.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc.  Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide.  Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us.  The price for the sulfur dioxide is fixed over the life of the contract and, under the terms of the contract, we are obligated to make a monthly payment of $0.2 million regardless of the amount of sulfur dioxide purchased.  Commitments related to this agreement are $2.4 million in 2011 and $0.6 million in 2012.  This supply agreement expires in 2012.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  After the payment of $6.1 million on the Series O Notes in December 2010, our guarantee of these notes was $42.7 million.  In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes.  In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

Excluding our guarantee of the SunBelt Notes described above, our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years
	($ in millions)
Debt obligations	$496.0	$77.8	$11.4	$	―	$406.8
Interest payments under debt obligations and interest rate swap agreements(a)	189.0	24.7	40.8		40.0	83.5
Contingent tax liability (FIN 48)	40.7	8.4	5.7		2.8	23.8
Qualified pension plan contributions(b)	3.1	3.1	―		―	―
Non-qualified pension plan payments	61.5	4.3	16.9		6.3	34.0
Postretirement benefit payments	73.8	6.6	11.3		10.4	45.5
Off-Balance Sheet Commitments:
Noncancelable operating leases	221.3	40.0	66.9		47.9	66.5
Purchasing commitments:
Raw materials	97.2	72.0	9.0		16.2	―
Utilities	2.0	1.3	0.4		0.3	―
Total	$1,184.6	$238.2	$162.4		$123.9	$660.1

(a)
For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2010 and that there are no changes in the rates from those in effect at December 31, 2010 which ranged from 0.34% to 9.125%.

(b)
These amounts are only estimated payments assuming an annual expected rate of return on pension plan assets of 8.5%, and a discount rate on pension plan obligations of 5.3%.  These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated.  Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year.  Based on the current funding requirements, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2011.  We do have a small Canadian defined benefit pension plan to which we made $9.8 million and $4.5 million of cash contributions in 2010 and 2009, respectively, and we anticipate less than $5 million of cash contributions in 2011.  See discussion on “Pension Protection Act of 2006” amended by “The Worker, Retiree, and Employer Recovery Act” in “Pension Plans” in the notes to the consolidated financial statements.

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

We also have standby letters of credit of $34.8 million of which $8.6 million have been issued through our senior revolving credit facility.  At December 31, 2010, we had $231.4 million available under our senior revolving credit facility.

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

We use a discounted cash flow approach to develop the estimated fair value of a reporting unit.  Management judgment is required in developing the assumptions for the discounted cash flow model.  We also corroborate our discounted cash flow analysis by evaluating a market-based approach that considers earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a representative sample of comparable public companies in the chemical industry.  An impairment would be recorded if the carrying amount exceeded the estimated fair value.  No impairment charges were recorded for 2010, 2009 or 2008.

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

We believe the assumptions used in our discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit.  However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing during the fourth quarter of 2010, will prove to be an accurate prediction of the future.  In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit.  In all cases, the estimated fair value of the reporting units exceeded the carrying value of the reporting units by a substantial amount.  We also applied a hypothetical decrease of 100-basis points in our terminal growth rate or an increase of 100-basis points in our weighted-average cost of capital to test the fair value calculation.  The estimated fair value of the reporting units derived in these calculations also exceeded our book value by a substantial amount for each of our reporting units.  If our assumptions regarding forecasted sales or gross margins are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715, formerly SFAS No. 87  “Employers’ Accounting for Pensions” (SFAS No. 87) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension” (SFAS No. 106), respectively.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all defined benefit pension plan participants are inactive; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2010 and 2009, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years.

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

We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns and inflation by reference to external sources to develop the expected return on plan assets as of December 31.

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

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have decreased or increased, respectively, the 2010 defined benefit pension plan income by approximately $15.8 million.  Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2010 and the projected benefit obligation as of December 31, 2010 would have decreased pension income by $0.6 million and increased the projected benefit obligation by $86.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2010 and the projected benefit obligation as of December 31, 2010 would have increased pension income by $2.2 million and decreased the projected benefit obligation by $94.0 million.  For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans” and “Postretirement Benefits” in the notes to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06 “Improving Disclosures About Fair Value Measurements” (ASU 2010-06), which amends ASC 820 “Fair Value Measurements and Disclosures” (ASC 820).  This update adds new fair value disclosure requirements about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  This update expands disclosures on valuation techniques and inputs used to measure fair value.  This update is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010.  We adopted the provisions of ASU 2010-06 on January 1, 2010, except for the requirement to provide the additional Level 3 activity, which will be adopted in 2011.  As of December 31, 2010, we had no assets or liabilities recorded at fair value using Level 3 measurements.  The adoption of this update did not have a material effect on our consolidated financial statements.

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

DERIVATIVE FINANCIAL INSTRUMENTS

ASC 815 “Derivatives and Hedging” (ASC 815), formerly SFAS No. 133, required an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge.  For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings.  For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive loss until the hedged item is recognized in earnings.  Ineffective portions are recognized currently in earnings.  Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.  All derivatives recognized in earnings impact the expense line item on our consolidated statement of operations that is consistent with the nature of the underlying hedged item.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  At December 31, 2010 and 2009, we had forward contracts to sell foreign currencies with a notional value of zero and $0.3 million, respectively.  At December 31, 2010 and 2009, we had forward contracts to buy foreign currencies with a notional value of $0.3 million and $1.7 million, respectively.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in our manufacturing process.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive loss until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.  Gains on settled futures contracts were $8.8 million ($5.4 million, net of taxes) in 2010, which were included in cost of goods sold.  Losses on settled futures contracts were $20.4 million, ($12.5 million, net of taxes) and $8.1 million ($5.0 million, net of taxes) in 2009 and 2008, respectively, which were included in cost of goods sold.  At December 31, 2010, we had open positions in futures contracts through 2013 totaling $53.4 million (2009—$61.4 million).  If all open futures contracts had been settled on December 31, 2010, we would have recognized a pretax gain of $18.8 million.

At December 31, 2010, accumulated other comprehensive loss included a gain, net of taxes, in fair value on commodity forward contracts of $11.6 million.  If commodity prices were to remain at the levels they were at December 31, 2010, approximately $8.5 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on commodity prices when the forecasted transactions occur.  At December 31, 2009, accumulated other comprehensive loss included a gain, net of taxes, in fair value on commodity forward contracts of $11.6 million.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of December 31, 2010 and 2009, the total notional amount of our interest rate swaps designated as fair value hedges were $132.7 million and $26.6 million, respectively.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of December 32, 2010, $2.8 million of this gain was included in current installments of long-term debt.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

The fair value of our derivative asset and liability balances were:
	December 31,
	2010	2009
	($ in millions)
Other current assets	$20.7		$17.5
Other assets	5.3		7.4
Total derivative asset	$26.0		$24.9
Current installments of long-term debt	$2.8	$	―
Accrued liabilities	1.4		0.1
Other liabilities	―		0.9
Long-term debt	5.3		6.9
Total derivative liability	$9.5		$7.9
The ineffective portion of changes in fair value resulted in zero, $0.1 million and zero credited to earnings for the years ended December 31, 2010, 2009 and 2008, respectively.

Our foreign currency forward contracts, certain commodity derivatives, and our $75 million fixed and variable interest rate swaps did not meet the criteria to qualify for hedge accounting.  The effect on operating results of items not qualifying for hedge accounting was a charge of $0.8 million for 2010, $2.7 million for 2009 and zero for 2008.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of December 31, 2010, we maintained open positions on futures contracts totaling $53.4 million ($61.4 million at December 31, 2009).  Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2010, we would experience a $5.3 million ($6.1 million at December 31, 2009) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of December 31, 2010, we had long-term borrowings of $496.0 million ($398.4 million at December 31, 2009) of which $119.9 million ($4.7 million at December 31, 2009) was issued at variable rates.  As a result of the amount of variable-rate financings compared to our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels.  We have entered into $132.7 million of such swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during 2010.  In March 2010, we entered into $125.0 million of interest rate swaps on the 2016 Notes.  The counterparty to the $132.7 million agreements is Citibank, N.A., a major financial institution.  In all cases the underlying index for the variable rates is six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of December 31, 2010, $2.8 million of this gain was included in current installments of long-term debt.

Assuming no changes in the $119.9 million of variable-rate debt levels from December 31, 2010, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2010 would impact annual interest expense by $1.2 million.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2010
	($ in millions)		Olin Pays Floating Rate:
9.125%, due 2011	$50.0	December 2001	3.92%
9.125%, due 2011	$25.0	March 2002	3.25-4.25	%(a)
6.75%, due 2016	$65.0	March 2010	3.25-4.25	%(a)
6.75%, due 2016	$60.0	March 2010	3.25-4.25	%(a)
Industrial development obligation at a fixed interest rate of 6.625% due 2017	$7.7	March 2002	0.72%
			Olin Receives Floating Rate:
9.125%, due 2011	$75.0	January 2009	7.35%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $7.0 million, $3.0 million and $2.4 million in 2010, 2009 and 2008, respectively.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework to guide our analysis and assessment.  Based on our assessment as of December 31, 2010, the company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accountants, KPMG LLP, have audited and issued a report on our internal controls over financial reporting, which appears in this Form 10-K.

/s/ Joseph D. Rupp
Chairman, President and Chief Executive Officer

/s/ John E. Fischer
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  We also have audited Olin Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Olin Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Olin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ KPMG LLP

St. Louis, Missouri
February 23, 2011

CONSOLIDATED BALANCE SHEETS
December 31
($ in millions, except share data)

Assets	2010	2009
Current assets:
Cash and cash equivalents	$458.6		$458.5
Receivables, net:
Trade	167.9		155.2
Other	19.0		28.1
Income taxes receivable	6.1		19.4
Inventories	155.6		123.8
Current deferred income taxes	46.0		50.5
Other current assets	29.6		24.8
Total current assets	882.8		860.3
Property, plant and equipment, net	675.0		695.4
Prepaid pension costs	16.3		5.0
Restricted cash	102.0		―
Other assets	72.3		71.0
Goodwill	300.3		300.3
Total assets	$2,048.7		$1,932.0

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$77.8	$	―
Accounts payable	115.5		117.8
Accrued liabilities	197.7		193.1
Total current liabilities	391.0		310.9
Long-term debt	418.2		398.4
Accrued pension liability	58.6		56.6
Deferred income taxes	23.5		25.8
Other liabilities	327.1		318.0
Total liabilities	1,218.4		1,109.7

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized, 120,000,000 shares;
Issued and outstanding, 79,579,363 shares (78,721,979 in 2009)	79.6		78.7
Additional paid-in capital	842.3		823.1
Accumulated other comprehensive loss	(261.8)		(248.2)
Retained earnings	170.2		168.7
Total shareholders’ equity	830.3		822.3
Total liabilities and shareholders’ equity	$2,048.7		$1,932.0

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In millions, except per share data)

	2010	2009	2008
Sales	$1,585.9	$1,531.5	$1,764.5
Operating expenses:
Cost of goods sold	1,349.9	1,222.7	1,377.2
Selling and administration	134.4	135.3	137.3
Restructuring charge	34.2	―	―
Other operating income	2.5	9.1	1.2
Operating income	69.9	182.6	251.2
Earnings of non-consolidated affiliates	29.9	37.7	39.4
Interest expense	25.4	11.6	13.3
Interest income	1.0	1.1	6.2
Other income (expense)	1.5	0.1	(26.0)
Income before taxes	76.9	209.9	257.5
Income tax provision	12.1	74.2	99.8
Net income	$64.8	$135.7	$157.7

Net income per common share:
Basic	$0.82	$1.74	$2.08
Diluted	$0.81	$1.73	$2.07
Average common shares outstanding:
Basic	79.2	78.1	75.8
Diluted	79.9	78.3	76.1

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($ in millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2008	74,504,054	$74.5	$742.0	$(151.2)	$(1.6)	$663.7
Comprehensive income:
Net income	―	―	―	―	157.7	157.7
Translation adjustment	―	―	―	(3.9)	―	(3.9)
Net unrealized losses	―	―	―	(26.0)	―	(26.0)
Pension and postretirement liability adjustment, net	―	―	―	(99.4)	―	(99.4)
Amortization of prior service costs and actuarial losses, net	―	―	―	11.1	―	11.1
Comprehensive income						39.5
Dividends paid:
Common stock ($0.80 per share)	―	―	―	―	(60.6)	(60.6)
Common stock issued for:
Stock options exercised	1,757,276	1.8	35.6	―	―	37.4
Employee benefit plans	947,643	0.9	17.2	―	―	18.1
Other transactions	95,371	0.1	2.1	―	―	2.2
Stock-based compensation	―	―	4.7	―	―	4.7
Balance at December 31, 2008	77,304,344	77.3	801.6	(269.4)	95.5	705.0
Comprehensive income:
Net income	―	―	―	―	135.7	135.7
Translation adjustment	―	―	―	4.6	―	4.6
Net unrealized gains	―	―	―	36.6	―	36.6
Pension and postretirement liability adjustment, net	―	―	―	(27.3)	―	(27.3)
Amortization of prior service costs and actuarial losses, net	―	―	―	7.3	―	7.3
Comprehensive income						156.9
Dividends paid:
Common stock ($0.80 per share)	―	―	―	―	(62.5)	(62.5)
Common stock issued for:
Stock options exercised	27,685	―	0.2	―	―	0.2
Employee benefit plans	1,260,693	1.3	15.6	―	―	16.9
Other transactions	129,257	0.1	2.4	―	―	2.5
Stock-based compensation	―	―	3.3	―	―	3.3
Balance at December 31, 2009	78,721,979	78.7	823.1	(248.2)	168.7	822.3
Comprehensive income:
Net income	―	―	―	―	64.8	64.8
Translation adjustment	―	―	―	0.9	―	0.9
Pension and postretirement liability adjustment, net	―	―	―	(26.0)	―	(26.0)
Amortization of prior service costs and actuarial losses, net	―	―	―	11.5	―	11.5
Comprehensive income						51.2
Dividends paid:
Common stock ($0.80 per share)	―	―	―	―	(63.3)	(63.3)
Common stock issued for:
Stock options exercised	172,968	0.2	2.9	―	―	3.1
Employee benefit plans	548,553	0.6	9.6	―	―	10.2
Other transactions	135,863	0.1	2.2	―	―	2.3
Stock-based compensation	―	―	4.5	―	―	4.5
Balance at December 31, 2010	79,579,363	$79.6	$842.3	$(261.8)	$170.2	$830.3

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
($ in millions)
	2010	2009	2008
Operating Activities
Net income	$64.8	$135.7	$157.7
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(29.9)	(37.7)	(39.4)
Other operating income—(gains) losses on disposition of property, plant and equipment	(1.1)	(6.5)	0.7
Stock-based compensation	6.7	5.8	6.3
Depreciation and amortization	86.9	71.7	69.6
Deferred taxes	11.2	72.3	11.0
Write-off of equipment and facility included in restructuring charge	17.5	―	―
Qualified pension plan contributions	(9.8)	(4.5)	―
Qualified pension plan income	(21.6)	(21.8)	(11.6)
Impairment of investment in corporate debt securities	―	―	26.6
Common stock issued under employee benefit plans	1.0	2.1	2.7
Change in assets and liabilities:
Receivables	(3.6)	29.7	(9.5)
Income taxes receivable	13.3	(20.0)	(1.0)
Inventories	(31.8)	7.6	(25.0)
Other current assets	(1.7)	3.6	3.8
Accounts payable and accrued liabilities	14.1	(43.5)	(66.1)
Other assets	2.0	(2.1)	3.8
Other noncurrent liabilities	(2.0)	10.2	(14.5)
Other operating activities	(0.5)	(2.4)	0.5
Net operating activities	115.5	200.2	115.6
Investing Activities
Capital expenditures	(85.3)	(137.9)	(180.3)
Proceeds from disposition of property, plant and equipment	3.1	8.5	0.6
Distributions from affiliated companies, net	23.6	37.1	27.6
Increase in restricted cash, net	(102.0)	―	―
Other investing activities	0.9	4.6	(3.9)
Net investing activities	(159.7)	(87.7)	(156.0)
Financing Activities
Long-term debt:
Borrowings	117.0	150.3	―
Repayments	(20.7)	―	(11.3)
Issuance of common stock	9.2	14.8	15.4
Stock options exercised	2.9	0.2	31.9
Excess tax benefits from stock options exercised	0.2	―	5.5
Dividends paid	(63.3)	(62.5)	(60.6)
Deferred debt issuance costs	(1.0)	(3.3)	―
Net financing activities	44.3	99.5	(19.1)
Net increase (decrease) in cash and cash equivalents	0.1	212.0	(59.5)
Cash and cash equivalents, beginning of year	458.5	246.5	306.0
Cash and cash equivalents, end of year	$458.6	$458.5	$246.5
Cash paid (received) for interest and income taxes:
Interest	$24.6	$13.9	$15.9
Income taxes, net of refunds	$(5.9)	$21.1	$79.0

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

Included in other operating income were the following:
	Years Ended December 31,
	2010	2009	2008
	($ in millions)
Gains (losses) on disposition of property, plant and equipment	$1.1	$1.6	$(0.9)
Amortization of 2007 gain on intangible asset sale (recognized through 2012)	1.2	1.1	1.0
Sale of land	―	3.7	0.2
Gain on disposition of former manufacturing facility	―	1.2	―
Sale of other assets	―	0.8	―
Other	0.2	0.7	0.9
Other operating income	$2.5	$9.1	$1.2

The gains on disposition of property, plant and equipment in 2010 and 2009 were primarily associated with the St. Gabriel, LA facility conversion and expansion project, which was completed in the fourth quarter of 2009.

Other Income (Expense)

Other income (expense) consists of non-operating income items which are not related to our primary business activities.  Other income (expense) in 2010 included a $1.4 million recovery from a $26.6 million investment in corporate debt securities, whose full value was written off in 2008.

Foreign Currency Translation

The functional currency for our Canadian subsidiaries is the U.S. dollar; accordingly, gains and losses resulting from balance sheet translations are included in selling and administration.  Other foreign affiliates’ balance sheet amounts are translated at the exchange rates in effect at year-end, and operations statement amounts are translated at the average rates of exchange prevailing during the year.  Translation adjustments are included in accumulated other comprehensive loss.

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

Restricted Cash

Restricted cash, which is restricted as to withdrawal or usage, is classified separately from cash and cash equivalents on our consolidated balance sheet.  A portion of the proceeds of the bonds issued by Alabama, Mississippi and Tennessee, along with their accrued interest income, remain with a trustee and are classified on our consolidated balance sheet as a noncurrent asset until such time as we request reimbursement of qualifying amounts used to fund capital projects in Alabama, Mississippi and Tennessee.

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

The activity of our asset retirement obligation was as follows:
	December 31,
	2010	2009
	($ in millions)
Beginning balance	$70.2	$72.1
Accretion	5.0	5.0
Spending	(9.9)	(10.9)
Currency translation adjustments	0.6	1.3
Adjustments	4.6	2.7
Ending balance	$70.5	$70.2

At December 31, 2010 and 2009, our consolidated balance sheets included an asset retirement obligation of $56.8 million and $53.1 million, respectively, which were classified as other noncurrent liabilities.

In 2010, we had net adjustments that increased the asset retirement obligation by $4.6 million, which included a restructuring charge of $6.7 million related to the acceleration of costs for our Charleston, TN facility and our Augusta, GA facility.  This charge was offset by decreases in estimated costs for certain assets and lower spending than expected on projects completed in 2010.

In 2009, we had net adjustments that increased the asset retirement obligation by $2.7 million, which were primarily comprised of increases in estimated costs for certain assets.

Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of foreign currency translation adjustments, pension and postretirement liability adjustments, amortization of prior service costs and actuarial losses, net unrealized gains (losses) on derivative contracts, and net unrealized gains (losses) on marketable securities.  We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings for foreign subsidiaries that have been permanently reinvested.

Goodwill

Goodwill is not amortized, but is reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Circumstances that could trigger an impairment test include but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount.  We define reporting units at the business segment level or one level below the business segment, which for our Chlor Alkali Products segment are the U.S. operations and Canadian operations.  For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.  The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates and comparable company trading multiples.  An impairment would be recorded if the carrying amount exceeded the estimated fair value.  No impairment charges were recorded for 2010, 2009 or 2008.

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

All of our recorded goodwill, which is associated with acquisitions, is included in the Chlor Alkali Products segment.  Given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing during the fourth quarter of 2010, will prove to be an accurate prediction of the future.  If our assumptions regarding forecasted sales or gross margins are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Other Assets

Included in other assets were the following:
	December 31,
	2010	2009
	($ in millions)
Investments in non-consolidated affiliates	$25.9	$19.6
Intangible assets (less accumulated amortization of $5.0 million and $3.5 million, respectively)	15.2	16.7
Deferred debt issuance costs	16.4	17.4
Interest rate swaps	5.3	7.4
Other	9.5	9.9
Other assets	$72.3	$71.0

The August 31, 2007 valuation of identifiable intangible assets that were obtained from the Pioneer acquisition included $19.0 million associated with customers, customer contracts and relationships, and $1.2 million associated with internally developed and purchased software.  These assets are being amortized over fifteen years and five years, respectively, on a straight-line basis.  Amortization expense was $1.5 million in 2010, 2009 and 2008.  Intangible assets are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

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

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided to offset deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the value of the deferred tax assets will not be realized.

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

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715, formerly SFAS No. 87 and SFAS No. 106, respectively.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all defined benefit pension plan participants are inactive; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2010 and 2009, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years.

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

We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns and inflation by reference to external sources to develop the expected return on plan assets as of December 31.

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

The fair value of each option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:
	2010	2009	2008
Dividend yield	4.32%	4.26%	4.34%
Risk-free interest rate	3.00%	2.32%	3.21%
Expected volatility	42%	40%	32%
Expected life (years)	7.0	7.0	7.0
Grant fair value (per option)	$4.61	$3.85	$4.52
Exercise price	$15.68	$14.28	$20.29
Shares granted	803,750	866,250	523,350

Dividend yield was based on a historical average.  Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options.  Expected volatility was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility.  Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate for future exercise patterns.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820.  This update adds new fair value disclosure requirements about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  This update expands disclosures on valuation techniques and inputs used to measure fair value.  This update is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010.  We adopted the provisions of ASU 2010-06 on January 1, 2010, except for the requirement to provide the additional Level 3 activity, which will be adopted in 2011.  As of December 31, 2010, we had no assets or liabilities recorded at fair value using Level 3 measurements.  The adoption of this update did not have a material effect on our consolidated financial statements.

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

RESTRUCTURING CHARGE

    On December 9, 2010 our board of directors approved a plan to convert the 260,000 tons of mercury cell capacity at our Charleston, TN facility to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The project has an estimated capital cost of approximately $160 million.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  This action will reduce our chlor alkali manufacturing capacity by 100,000 tons.  We based our decision on several factors.  First, over the past eighteen months we have experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there is federal legislation that was passed in 2008 governing the treatment of mercury that significantly limits our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25% and the configuration of the new plant will result in an increase in our capacity to produce potassium hydroxide.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removes the highest cost production capacity from our system. We currently expect to complete these conversions by the end of 2012.  We recorded a pretax restructuring charge of $28.0 million in the fourth quarter of 2010.  The restructuring charge included write-off of equipment and facility costs of $17.5 million, acceleration of asset retirement obligations of $6.7 million, employee severance and related benefit costs of $2.8 million, and lease and other contract termination costs of $1.0 million.  We expect to incur additional charges related to the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process over the next several years; however, at this time, we are not able to estimate the extent of any additional expenses that may be incurred in connection with the implementation of the exit plans.

    On November 3, 2010 we announced that we made the decision to relocate Winchester centerfire ammunition operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  Consistent with this decision we have initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  We recorded a pretax restructuring charge of $6.2 million in the fourth quarter of 2010.  The restructuring charge included employee severance and related benefit costs of $3.2 million and a non-cash pension and other postretirement benefits curtailment charge of $3.0 million.  We expect to incur additional charges related to the transfer of these operations over the next several years; however, at this time, we are not able to estimate the extent of any additional expenses that may be incurred in connection with the relocation.

    The following table summarizes the major components of the 2010 restructuring charge and the remaining balances as of December 31, 2010:

	2010 Restructuring Charge	Amounts Utilized	Accrued Restructuring Costs
	($ in millions)
Write-off of equipment and facility	$17.5	$(17.5)	$	―
Facility exit costs (asset retirement obligations)	6.7	(6.7)		―
Employee severance and job related benefits	6.0	―		6.0
Pension and other postretirement benefits curtailment	3.0	(3.0)		―
Lease and other contract termination costs	1.0	―		1.0
	$34.2	$(27.2)		$7.0

As of December 31, 2010, we have not incurred any cash expenditures related to the 2010 restructuring charge.  The majority of the remaining balance of $7.0 million of the 2010 restructuring charge is expected to be paid out in 2012 through 2015.

EARNINGS PER SHARE

Basic and diluted income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Years ended December 31,
Computation of Income per Share	2010	2009	2008
	($ and shares in millions, except per share data)
Net income	$64.8	$135.7	$157.7
Basic shares	79.2	78.1	75.8
Basic net income per share	$0.82	$1.74	$2.08
Diluted shares:
Basic shares	79.2	78.1	75.8
Stock-based compensation	0.7	0.2	0.3
Diluted shares	79.9	78.3	76.1
Diluted net income per share	$0.81	$1.73	$2.07

The computation of dilutive shares from stock-based compensation does not include 0.6 million, 0.2 million and zero shares in 2010, 2009 and 2008, respectively, as their effect would have been anti-dilutive.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

Allowance for doubtful accounts receivable consisted of the following:

	December 31,
	2010	2009
	($ in millions)
Beginning balance	$3.3	$5.0
Provisions (credited) charged	(0.3)	6.4
Recoveries (write-offs), net	1.8	(8.1)
Ending balance	$4.8	$3.3

INVENTORIES
	December 31,
	2010	2009
	($ in millions)
Supplies	$30.8	$29.0
Raw materials	56.5	52.2
Work in process	24.7	23.0
Finished goods	104.4	77.8
	216.4	182.0
LIFO reserves	(60.8)	(58.2)
Inventories	$155.6	$123.8

Inventories valued using the LIFO method comprised 72% and 68% of the total inventories at December 31, 2010 and 2009, respectively.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been $60.8 million and $58.2 million higher than that reported at December 31, 2010 and 2009, respectively.

PROPERTY, PLANT AND EQUIPMENT
		December 31,
	Useful Lives	2010	2009
		($ in millions)
Land and improvements to land	10-20 Years	$141.5	$140.0
Buildings and building equipment	10-25 Years	163.5	162.3
Machinery and equipment	3-12 Years	1,379.0	1,339.8
Leasehold improvements		2.1	1.9
Construction in progress		57.0	52.7
Property, plant and equipment		1,743.1	1,696.7
Accumulated depreciation		(1,068.1)	(1,001.3)
Property, plant and equipment, net		$675.0	$695.4

Depreciation expense was $85.4 million, $70.2 million, and $68.1 million for 2010, 2009 and 2008, respectively.  Leased assets capitalized and included above are not significant.  Interest capitalized was $0.9 million, $9.7 million, and $5.0 million for 2010, 2009 and 2008, respectively.  Maintenance and repairs charged to operations amounted to $128.8 million, $135.0 million, and $124.1 million in 2010, 2009 and 2008, respectively.

    The consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008, included a $2.3 million, $2.6 million and $(16.2) million, respectively, increase (decrease) to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable at December 31, 2010, 2009 and 2008.

INVESTMENTS—AFFILIATED COMPANIES

We have a 50% ownership interest in SunBelt, which is accounted for using the equity method of accounting.  The condensed financial positions and results of operations of SunBelt in its entirety were as follows:

	December 31,
100% Basis	2010	2009
Condensed balance sheet data:	($ in millions)
Current assets	$21.2	$16.1
Noncurrent assets	78.6	94.1
Current liabilities	21.3	21.4
Noncurrent liabilities	73.1	85.3

	Years Ended December 31,
	2010	2009	2008
Condensed income statement data:	($ in millions)
Net sales	$157.3	$167.4	$173.0
Gross profit	62.7	79.9	87.4
Net income	46.2	59.4	65.1

The amount of cumulative unremitted earnings of SunBelt was $5.4 million and $3.5 million at December 31, 2010 and 2009, respectively.  We received distributions from SunBelt totaling $22.1 million, $34.4 million, and $29.4 million in 2010, 2009 and 2008, respectively.  We have not made any contributions in 2010, 2009 or 2008.

In accounting for our ownership interest in SunBelt, we adjust the reported operating results for depreciation expense in order to conform SunBelt’s plant and equipment useful lives to ours.  Beginning January 1, 2007, the original machinery and equipment of SunBelt had been fully depreciated in accordance with our useful asset lives, thus resulting in lower depreciation expense.  The lower depreciation expense increased our share of SunBelt’s operating results by $3.5 million, $3.5 million and $4.8 million in 2010, 2009 and 2008, respectively.  The operating results from Sunbelt included interest expense of $3.5 million, $4.0 million, and $4.4 million in 2010, 2009 and 2008, respectively, on the SunBelt Notes.  Finally, we provide various administrative, management and logistical services to SunBelt for which we received fees totaling $9.0 million, $8.4 million, and $8.2 million in 2010, 2009 and 2008, respectively.

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

Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes.  After the payment of $6.1 million on the Series O Notes in December 2010, our guarantee of these notes was $42.7 million.  In the event SunBelt cannot make any of these payments, we would be required to fund the payment on the Series O Notes.  In certain other circumstances, we may also be required to repay the SunBelt Notes prior to their maturity.  We and PolyOne have agreed that, if we or PolyOne intend to transfer our respective interests in SunBelt and the transferring party is unable to obtain consent from holders of 80% of the aggregate principal amount of the indebtedness related to the guarantee being transferred after good faith negotiations, then we and PolyOne will be required to repay our respective portions of the SunBelt Notes.  In such event, any make whole or similar penalties or costs will be paid by the transferring party.

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

The following table summarizes our investments in our non-consolidated equity affiliates:
	December 31,
	2010	2009
	($ in millions)
SunBelt	$0.1	$(4.1)
Bay Gas	14.8	12.6
Bleach joint venture	11.0	11.1
Investments in equity affiliates	$25.9	$19.6

The following table summarizes our equity earnings of non-consolidated affiliates:
	Years Ended December 31,
	2010	2009	2008
	($ in millions)
SunBelt	$26.6	$33.2	$37.3
Bay Gas	2.2	1.9	1.5
Bleach joint venture	1.1	2.6	0.6
Equity earnings of non-consolidated affiliates	$29.9	$37.7	$39.4

We received net distributions from our non-consolidated affiliates of $23.6 million, $37.1 million, and $27.6 million for 2010, 2009 and 2008, respectively.

DEBT

Credit Facility

At December 31, 2010 we had $231.4 million available under our $240 million senior revolving credit facility, because we had issued $8.6 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million through adding a maximum of two additional lending institutions each year.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2010 and 2009, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2010, there were no covenants or other restrictions that limited our ability to borrow.

At December 31, 2010, we had total letters of credit of $34.8 million outstanding, of which $8.6 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have a $25 million letter of credit facility, which we reduced from $35 million during 2010.  The letters of credit are used to support certain long-term debt and certain workers compensation insurance policies.

Long-Term Debt
	December 31,
	2010	2009
Notes payable:	($ in millions)
Variable-rate Go Zone bonds, due 2024 (1.76% at December 31, 2010)	$14.0	$	―
Variable-rate Recovery Zone bonds, due 2024-2035 (1.76% at December 31, 2010)	103.0		―
9.125%, due 2011 (includes interest rate swaps of $2.8 million in 2010 and $5.5 million in 2009)	77.8		80.5
6.5%, due 2013	11.4		11.4
6.75%, due 2016 (includes interest rate swaps of $4.6 million in 2010)	129.6		125.0
8.875%, due 2019 (includes unamortized discount of $1.1 million in 2010 and $1.2 million in 2009)	148.9		148.8
Industrial development and environmental improvement obligations at a fixed interest rate of 6.625%, due 2017-2025 (includes interest rate swaps of $0.7 million in 2010 and $1.4 million in 2009)	11.3		32.7
Total debt	496.0		398.4
Amounts due within one year	77.8		―
Total long-term debt	$418.2		$398.4

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $41.0 million due 2035.  The bonds were issued by the TN Authority pursuant to a trust indenture between the TN Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 27, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the TN Authority to us under a loan agreement, whereby we are obligated to make loan payments to the TN Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $41.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our Charleston, TN facility mercury cell conversion.  The proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Charleston, TN facility mercury cell conversion.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by MS Finance pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending on our relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  The proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70.0 million due 2024.  The bonds include $50.0 million of Go Zone and $20.0 million of Recovery Zone.  The bonds were issued by the AL Authority pursuant to a trust indenture between the AL Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We have the option to borrow up to the entire $70.0 million in a series of draw downs through December 31, 2011.  During 2010, we drew $34.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.  As of December 31, 2010, $19.0 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for capital project spending at our McIntosh, AL facility.

In September 2010, we redeemed industrial revenue bonds totaling $18.9 million, with maturity dates of February 2016 and March 2016.  We paid a premium of $0.4 million to the bond holders, which was included in interest expense.  We also recognized a $0.3 million deferred gain in interest expense related to the interest rate swaps, which were terminated in April, 2010, on these industrial revenue bonds.  In October 2010, we redeemed additional industrial revenue bonds totaling $1.8 million, with a maturity date of October 2014.

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

We had a $75 million Accounts Receivable Facility, renewable annually for five years, which would have expired in July 2012.  During the second quarter of 2010, we terminated the Accounts Receivable Facility.  Based on the liquidity from cash and cash equivalents, cash flow from operations, and borrowings under our senior revolving credit facility, the Accounts Receivable Facility was no longer necessary.  There had been no borrowings under the Accounts Receivable Facility since 2007.  The Accounts Receivable Facility provided for the sale of our eligible trade receivables to a third party conduit through a wholly-owned, bankruptcy-remote, special purpose entity that was consolidated for financial statement purposes.  The Accounts Receivable Facility contained specific covenants relating to the ability of the lender to obtain or maintain a first priority lien on the receivables.  In addition, the Accounts Receivable Facility incorporated the leverage and coverage covenants that are contained in the senior revolving credit facility.

Annual maturities of long-term debt are $77.8 million in 2011, zero in 2012, $11.4 million in 2013, zero in 2014 and 2015 and a total of $406.8 million thereafter.

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

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2010
	($ in millions)		Olin Pays Floating Rate:
9.125%, due 2011	$50.0	December 2001	3.92%
9.125%, due 2011	$25.0	March 2002	3.25-4.25	%(a)
6.75%, due 2016	$65.0	March 2010	3.25-4.25	%(a)
6.75%, due 2016	$60.0	March 2010	3.25-4.25	%(a)
Industrial development obligation at a fixed interest rate of 6.625% due 2017	$7.7	March 2002	0.72%
			Olin Receives Floating Rate:
9.125%, due 2011	$75.0	January 2009	7.35%

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of December 31, 2010, $2.8 million of this gain was included in current installments of long-term debt as an increase to the carrying amount of the 2011 Notes.

The remaining $132.7 million of interest rate swaps have been designated as fair value hedges of the risk of changes in the value of our fixed-rate debt due to changes in interest rates, for a portion of our fixed-rate borrowings.  Accordingly, the interest rate swaps have been recorded at their fair market value of $5.3 million at December 31, 2010 and are included in other assets on the accompanying consolidated balance sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the swaps meet the criteria to qualify for hedge accounting treatment with no ineffectiveness.  The counterparty to these interest rate swap contracts is Citibank, N.A., a major financial institution.

Our loss in the event of nonperformance by these counterparties could be significant to our financial position and results of operations.  These interest rate swaps reduced interest expense by $7.0 million, $3.0 million, and $2.4 million for 2010, 2009 and 2008, respectively.  The difference between interest paid and interest received is included as an adjustment to interest expense.

PENSION PLANS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Expenses of the defined contribution pension plans were $13.3 million, $12.7 million and $11.3 million for 2010, 2009 and 2008, respectively.

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

Pension Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	December 31, 2010			December 31, 2009
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$1,727.3	$50.2	$1,777.5	$1,660.2	$40.3	$1,700.5
Service cost	2.8	0.7	3.5	2.9	0.6	3.5
Interest cost	95.5	3.1	98.6	99.9	3.1	103.0
Actuarial loss	86.9	5.2	92.1	89.0	4.0	93.0
Benefits paid	(125.3)	(6.6)	(131.9)	(124.7)	(4.4)	(129.1)
Curtailment	2.8	―	2.8	―	―	―
Currency translation adjustments	―	3.0	3.0	―	6.6	6.6
Benefit obligation at end of year	$1,790.0	$55.6	$1,845.6	$1,727.3	$50.2	$1,777.5

	December 31, 2010			December 31, 2009
	($ in millions)			($ in millions)
Change in Plan Assets	U.S.	Foreign	Total	U.S.	Foreign	Total
Fair value of plans’ assets at beginning of year	$1,670.6	$51.4	$1,722.0	$1,603.4	$38.9	$1,642.3
Actual return on plans’ assets	185.6	7.4	193.0	185.7	5.8	191.5
Employer contributions	4.0	10.0	14.0	5.3	4.5	9.8
Benefits paid	(125.3)	(6.6)	(131.9)	(123.8)	(4.4)	(128.2)
Currency translation adjustments	―	3.3	3.3	―	6.6	6.6
Fair value of plans’ assets at end of year	$1,734.9	$65.5	$1,800.4	$1,670.6	$51.4	$1,722.0

	December 31, 2010			December 31, 2009
	($ in millions)			($ in millions)
Funded Status	U.S.	Foreign	Total	U.S.	Foreign	Total
Qualified plans	$4.6	$11.7	$16.3	$2.2	$2.8	$5.0
Non-qualified plans	(59.7)	(1.8)	(61.5)	(58.9)	(1.6)	(60.5)
Total funded status	$(55.1)	$9.9	$(45.2)	$(56.7)	$1.2	$(55.5)

Under ASC 715, formerly SFAS No. 158, we recorded a $23.7 million after-tax charge ($38.7 million pretax) to shareholders’ equity as of December 31, 2010 for our pension plans.  This charge reflected a 45-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2010.  In 2009, we recorded a $23.0 million after-tax charge ($35.0 million pretax) to shareholders’ equity as of December 31, 2009 for our pension plans.  This charge reflected a 50-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2009.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2010			December 31, 2009
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Prepaid benefit cost	$4.6	$11.7	$16.3	$2.2	$2.8	$5.0
Accrued benefit in current liabilities	(4.1)	(0.1)	(4.2)	(4.0)	(0.1)	(4.1)
Accrued benefit in noncurrent liabilities	(55.6)	(1.7)	(57.3)	(54.9)	(1.5)	(56.4)
Accumulated other comprehensive loss	401.9	8.2	410.1	381.6	6.3	387.9
Net balance sheet impact	$346.8	$18.1	$364.9	$324.9	$7.5	$332.4

The $92.1 million actuarial loss for 2010 was primarily due to a 45-basis point decrease in the plans’ discount rate.  The $93.0 million actuarial loss for 2009 was primarily due to a 50-basis point decrease in the plans’ discount rate.

At December 31, 2010 and 2009, the benefit obligation of non-qualified pension plans was $61.5 million and $60.5 million, respectively, and was included in the above pension benefit obligation.  There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows:  2011—$4.3 million; 2012—$12.2 million; 2013—$4.7 million; 2014—$3.5 million; and 2015—$2.8 million.  Benefit payments for the qualified plans are projected to be as follows:  2011—$118.3 million; 2012—$112.5 million; 2013—$107.7 million; 2014—$103.4 million; and 2015—$99.5 million.

	December 31,
	2010	2009
	($ in millions)
Projected benefit obligation	$1,845.6	$1,777.5
Accumulated benefit obligation	1,831.9	1,760.7
Fair value of plan assets	1,800.4	1,722.0

	Years Ended December 31,
Components of Net Periodic Benefit Income	2010	2009	2008
	($ in millions)
Service cost	$6.0	$5.8	$7.9
Interest cost	98.6	103.0	103.7
Expected return on plans’ assets	(138.8)	(135.5)	(134.7)
Amortization of prior service cost	0.7	0.7	1.6
Recognized actuarial loss	12.6	9.3	9.8
Curtailments	3.2	―	4.1
Net periodic benefit income	$(17.7)	$(16.7)	$(7.6)
Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$38.7	$35.0	$168.9
Amortization of prior service costs and actuarial losses	(16.5)	(10.0)	(15.5)

The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.

In December 2010, we recorded a curtailment charge of $3.2 million associated with the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This charge was included in the restructuring charge for 2010.  In 2008, we recorded curtailment charges of $4.1 million associated with the transition of a portion of our East Alton, IL Winchester hourly workforce and our McIntosh, AL Chlor Alkali hourly workforce from a defined benefit pension plan to a defined contribution pension plan.

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

	U.S. Pension Benefits			Foreign Pension Benefits
Weighted Average Assumptions:	2010	2009	2008	2010	2009	2008
Discount rate—periodic benefit cost	5.75%	6.25%	6.25%	6.50%	7.50%	5.50%
Expected return on assets	8.5%	8.5%	8.5%	7.50%	7.50%	7.75%
Rate of compensation increase	3.0%	3.0%	3.0%	3.5%	3.5%	3.5%
Discount rate—benefit obligation	5.30%	5.75%	6.25%	5.50%	6.50%	7.50%

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

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income, and alternative investments.  We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns by reference to external sources.  The historic rate of return on plan assets has been 11.0% for the last 5 years, 8.3% for the last 10 years, and 9.4% for the last 15 years.  The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%
Absolute return strategies	8%	to	12%

Plan Assets

Our pension plan asset allocation at December 31, 2010 and 2009, by asset class was as follows:

	Percentage of Plan Assets
Asset Class	2010	2009
U.S. equities	5%	4%
Non-U.S. equities	10%	10%
Fixed income/cash	49%	52%
Alternative investments	16%	15%
Absolute return strategies	20%	19%
Total	100%	100%

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

For our domestic qualified pension plans, based on current funding requirements, we will not be required to make any cash contributions at least through 2011.  We do have a small Canadian qualified pension plan to which we made $9.8 million and $4.5 million of cash contributions in 2010 and 2009, respectively, and we anticipate less than $5 million of cash contributions in 2011.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2010:

Asset class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$53.4	$46.7	$	―	$100.1
Non-U.S. equities	―	172.0		―	172.0
Fixed income / cash
Cash	43.3	―		―	43.3
Government treasuries	―	296.2		5.5	301.7
Corporate debt instruments	1.7	407.7		2.2	411.6
Asset-backed securities	―	119.2		―	119.2
Alternative investments
Hedge fund of funds	―	―		251.6	251.6
Real estate funds	―	―		23.8	23.8
Private equity funds	―	―		15.7	15.7
Absolute return strategies	―	307.5		53.9	361.4
Total assets	$98.4	$1,349.3		$352.7	$1,800.4

The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2009:

Asset class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$39.0	$30.6	$	―	$69.6
Non-U.S. equities	―	173.3		―	173.3
Fixed income / cash
Cash	18.5	―		―	18.5
Government treasuries	―	236.2		2.0	238.2
Corporate debt instruments	0.9	514.0		2.2	517.1
Asset-backed securities	―	112.6		0.2	112.8
Alternative investments
Hedge fund of funds	―	―		225.5	225.5
Real estate funds	―	―		22.3	22.3
Private equity funds	―	―		12.9	12.9
Absolute return strategies	―	280.8		51.0	331.8
Total assets	$58.4	$1,347.5		$316.1	$1,722.0

U.S. equities—This class included actively and passively managed equity investments in common stock and commingled funds comprised primarily of large-capitalization stocks with value, core and growth strategies.

Non-U.S. equities—This class included actively managed equity investments in commingled funds comprised primarily of international large-capitalization stocks from both developed and emerging markets.

Fixed income and cash—This class included commingled funds comprised of debt instruments issued by the US and Canadian Treasury, U.S. Agencies, corporate debt instruments, asset- and mortgage-backed securities and cash.

Hedge fund of funds – This class included a hedge fund which invests in the following types of hedge funds:

•
Event driven hedge funds—This class included hedge funds that invest in securities to capture excess returns that are driven by market or specific company events including activist investment philosophies and the arbitrage of equity and private and public debt securities.

•	Market neutral hedge funds—This class included investments in U.S. and international equities and fixed income securities while maintaining a market neutral position in those markets.

•	Other hedge funds—This class primarily included long-short equity strategies and a global macro fund which invested in fixed income, equity, currency, commodity and related derivative markets.

At December 31, 2010, the asset allocation included investment in approximately 30% event driven hedge funds, 30% market neutral hedge funds, and 40% other hedge funds.  At December 31, 2009, the asset allocation included investment in approximately 40% event driven hedge funds, 40% market neutral hedge funds, and 20% other hedge funds.

Real estate funds—This class included several funds that invest primarily in U.S. commercial real estate.

Private equity funds—This class included several private equity funds that invest primarily in infrastructure and U.S. power generation and transmission assets.

Absolute return strategies—This class included multiple strategies which use asset allocations that seek to provide a targeted rate of return over inflation.  The investment managers allocate funds within asset classes that they consider to be undervalued in an effort to preserve gains in overvalued asset classes and to find opportunities in undervalued asset classes.  At December 31, 2010 and 2009, the asset allocation included investment in approximately 30% equities, 60% cash and fixed income, and 10% alternative investments.

U.S. equities and non-U.S. equities are primarily valued at the net asset value provided by the independent administrator or custodian of the commingled fund.  The net asset value is based on the value of the underlying equities, which are traded on an active market.  U.S. equities are also valued at the closing price reported in an active market on which the individual securities are traded.  Fixed income investments are primarily valued at the net asset value provided by the independent administrator or custodian of the fund.  The net asset value is based on the underlying assets, which are valued using inputs such as the closing price reported, if traded on an active market, values derived from comparable securities of issuers with similar credit ratings, or under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for risks that may not be observable such as certain credit and liquidity risks.  Alternative investments are primarily valued at the net asset value as determined by the independent administrator or custodian of the fund.  The net asset value is based on the underlying investments, which are valued using inputs such as quoted market prices of identical instruments, discounted future cash flows, independent appraisals, and market-based comparable data.  Absolute return strategies are commingled funds which reflect the fair value of our ownership interest in these funds.  The investments in these commingled funds include some or all of the above asset classes and are primarily valued at net asset values based on the underlying investments, which are valued consistent with the methodologies described above for each asset class.

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2010:

	December 31, 2009	Realized Gain/(Loss)		Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, and Settlements	Transfers In/(Out)		December 31, 2010
	($ in millions)
Fixed income / cash
Government treasuries	$2.0	$	―	$0.3	$3.2	$	―	$5.5
Corporate debt instruments	2.2		―	0.2	0.1		(0.3)	2.2
Asset-backed securities	0.2		―	―	―		(0.2)	―
Alternative investments
Hedge fund of funds	225.5		―	24.1	2.0		―	251.6
Real estate funds	22.3		―	(6.0)	7.5		―	23.8
Private equity funds	12.9		0.1	0.7	2.0		―	15.7
Absolute return strategies	51.0		―	1.7	1.2		―	53.9
Total level 3 assets	$316.1		$0.1	$21.0	$16.0		$(0.5)	$352.7

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2009:

	December 31, 2008	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, and Settlements	Transfers In/(Out)		December 31, 2009
	($ in millions)
Fixed income / cash
Government treasuries	$2.5	$(0.4)	$1.0	$(1.1)	$	―	$2.0
Corporate debt instruments	3.3	(1.0)	1.6	(1.5)		(0.2)	2.2
Asset-backed securities	―	―	―	0.2		―	0.2
Alternative investments
Hedge fund of funds	228.2	9.0	35.9	(47.6)		―	225.5
Real estate funds	28.2	(5.3)	(2.5)	1.9		―	22.3
Private equity funds	12.5	―	(0.8)	1.2		―	12.9
Absolute return strategies	38.7	―	3.6	8.7		―	51.0
Total level 3 assets	$313.4	$2.3	$38.8	$(38.2)		$(0.2)	$316.1

POSTRETIREMENT BENEFITS

We provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees.  The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.  We use a measurement date of December 31 for our postretirement plans.

Other Postretirement Benefits Obligations and Funded Status

Changes in the benefit obligation were as follows:

	December 31, 2010			December 31, 2009
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$66.4	$7.6	$74.0	$64.4	$5.3	$69.7
Service cost	1.2	0.1	1.3	1.1	0.1	1.2
Interest cost	3.3	0.5	3.8	3.8	0.4	4.2
Actuarial loss	3.0	0.9	3.9	5.7	1.0	6.7
Benefits paid	(9.1)	(0.3)	(9.4)	(8.6)	(0.2)	(8.8)
Curtailment	(0.3)	―	(0.3)	―	―	―
Currency translation adjustments	―	0.5	0.5	―	1.0	1.0
Benefit obligation at end of year	$64.5	$9.3	$73.8	$66.4	$7.6	$74.0

	December 31, 2010			December 31, 2009
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded status	$(64.5)	$(9.3)	$(73.8)	$(66.4)	$(7.6)	$(74.0)

Under ASC 715, formerly SFAS No. 158, we recorded a $2.3 million after-tax charge ($3.6 million pretax) to shareholders’ equity as of December 31, 2010 for our other postretirement plans.  In 2009, we recorded a $4.3 million after-tax charge ($6.7 million pretax) to shareholders’ equity as of December 31, 2009 for our other postretirement plans.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2010			December 31, 2009
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Accrued benefit in current liabilities	$(6.7)	$(0.4)	$(7.1)	$(7.5)	$(0.4)	$(7.9)
Accrued benefit in noncurrent liabilities	(57.8)	(8.9)	(66.7)	(58.9)	(7.2)	(66.1)
Accumulated other comprehensive loss	35.2	(0.5)	34.7	34.7	(1.4)	33.3
Net balance sheet impact	$(29.3)	$(9.8)	$(39.1)	$(31.7)	$(9.0)	$(40.7)

	Years Ended December 31,
Components of Net Periodic Benefit Cost	2010	2009	2008
	($ in millions)
Service cost	$1.3	$1.2	$1.5
Interest cost	3.8	4.2	4.4
Amortization of prior service cost	(0.2)	(0.2)	(0.2)
Recognized actuarial loss	2.6	2.1	2.8
Curtailment	(0.2)	―	―
Net periodic benefit cost	$7.3	$7.3	$8.5
Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$3.6	$6.7	$(6.2)
Amortization of prior service costs and actuarial losses	(2.2)	(1.9)	(2.6)

The service cost and amortization of prior service cost components of postretirement benefit expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.

    In December 2010, we recorded a curtailment credit of $0.2 million associated with the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This credit was included in the restructuring charge for 2010.

Other Postretirement Benefits Plan Assumptions

Certain actuarial assumptions, such as discount rate, have a significant effect on the amounts reported for net periodic benefit cost and accrued benefit obligation amounts.

	December 31,
Weighted Average Assumptions:	2010	2009	2008
Discount rate—periodic benefit cost	5.25%	6.25%	6.25%
Discount rate—benefit obligation	4.90%	5.25%	6.25%

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

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation.  The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2010	2009
Healthcare cost trend rate assumed for next year	9.5%	9.5%
Rate that the cost trend rate gradually declines to	5.0%	5.0%
Year that the rate reaches the ultimate rate	2019	2019

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans.  A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	($ in millions)
Effect on total of service and interest costs	$0.3	$(0.2)
Effect on postretirement benefit obligation	3.3	(2.9)

We expect to make payments of approximately $7 million in 2011 and $6 million for each of the next four years under the provisions of our other postretirement benefit plans.

INCOME TAXES
	Years ended December 31,
Components of Income Before Taxes	2010	2009	2008
	($ in millions)
Domestic	$74.4	$193.9	$185.6
Foreign	2.5	16.0	71.9
Income before taxes	$76.9	$209.9	$257.5

Components of Income Tax Provision
Current expense:
Federal	$6.7	$5.3	$52.2
State	6.4	(3.5)	9.6
Foreign	(2.7)	―	23.1
	10.4	1.8	84.9
Deferred	1.7	72.4	14.9
Income tax provision	$12.1	$74.2	$99.8

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(0.6)	(0.1)	―
Domestic manufacturing/export tax incentive	(0.9)	(0.3)	(1.3)
Dividends paid to CEOP	(1.5)	(0.6)	(0.3)
State income taxes, net	1.6	2.6	3.1
Change in tax contingencies	(11.9)	(0.9)	(0.1)
Change in valuation allowance	(5.6)	0.1	4.0
Return to provision	(0.8)	(0.7)	(0.7)
Other, net	0.4	0.3	(0.9)
Effective tax rate	15.7%	35.4%	38.8%

	December 31,
Components of Deferred Tax Assets and Liabilities	2010	2009
	($ in millions)
Deferred tax assets:
Pension and postretirement benefits	$43.4	$50.8
Environmental reserves	68.7	68.2
Asset retirement obligations	29.8	29.9
Accrued liabilities	46.8	33.1
Tax credits	15.7	16.1
Federal and state net operating losses	5.7	3.3
Capital loss carryforward	14.7	16.6
Other miscellaneous items	2.8	6.3
Total deferred tax assets	227.6	224.3
Valuation allowance	(23.0)	(28.3)
Net deferred tax assets	204.6	196.0
Deferred tax liabilities:
Property, plant and equipment	157.1	151.5
Intangible amortization	10.4	8.9
Inventory and prepaids	7.4	2.9
Partnerships	7.2	8.0
Total deferred tax liabilities	182.1	171.3
Net deferred tax asset	$22.5	$24.7

Realization of the net deferred tax assets is dependent on future reversals of existing temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.  Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized.

At December 31, 2010 and 2009, we had federal tax benefits of $2.1 million and $3.8 million, respectively, relating to actual foreign tax credit carryforwards.  At December 31, 2009, we had a valuation allowance of $3.8 million, due to uncertainties regarding the realization of the tax benefits of our actual foreign tax credit carryforwards.  During 2010, our Pioneer Canada subsidiary realized a net operating loss, which will be carried back under Canadian tax law to obtain a refund for Canadian taxes paid in 2007 and 2008.  With this carryback of the net operating losses, the foreign tax credits generated by those taxes paid were eliminated, thus removing the foreign tax credit carryforward and the associated valuation allowance.  We believe that it is more likely than not that the deferred tax benefits of our actual foreign tax credit carryforwards at December 31, 2010 will be realized and no valuation allowance is necessary.  Our tax benefits for the foreign tax credit carryforwards and the associated valuation allowance were as follows:

	Foreign Tax Benefit	Valuation Allowance
	($ in millions)
Balance at January 1, 2009	$8.5		$(3.5)
Decreases for prior year utilization	(0.6)		―
Decreases for current year utilization	(4.1)		―
Increases for future year limitations	―		(0.3)
Balance at December 31, 2009	3.8		(3.8)
Increases for prior year limitation	0.8		(0.8)
Increases for current year limitation	2.4		―
Decreases for carryback of current year foreign losses	(4.9)		4.6
Balance at December 31, 2010	$2.1	$	―

Our foreign tax credit carryforwards of $2.1 million will expire in 2020.

In 2007, we acquired federal tax benefits of $4.8 million as part of the Pioneer acquisition associated with the expected future foreign tax credits that will be generated by the deferred tax liabilities of Pioneer’s Canadian subsidiary.  At December 31, 2010, we had federal tax benefits of $5.1 million recorded associated with the expected future foreign tax credits.  Realization of the tax benefits associated with such foreign tax credits is dependent upon reversal of Canadian temporary differences, future U.S. taxable income and future foreign source taxable income.  We believe that it is more likely than not that the deferred tax benefits will be realized and no valuation allowance is necessary.

We acquired a U.S. net operating loss carryforward (NOL) of approximately $6.6 million (representing $2.3 million of deferred tax assets) as part of the Pioneer acquisition.  At December 31, 2010, we had approximately $4.6 million (representing $1.6 million of deferred tax assets) remaining, that will expire in years 2017 through 2020, if not utilized.  The utilization of this NOL is limited under Section 382 of the Internal Revenue Code to $0.5 million in each year through 2020.  We believe that it is more likely than not that the NOL will be realized and no valuation allowance is necessary.

At December 31, 2010, we had deferred state tax benefits of $1.8 million relating to state NOLs, which are available to offset future state taxable income through 2029.  Due to uncertainties regarding realization of the tax benefits, a valuation allowance of $0.7 million has been applied against the deferred state tax benefits at December 31, 2010.

At December 31, 2010, we had deferred state tax benefits of $8.5 million relating to state tax credits, which are available to offset future state tax liabilities through 2028.  Due to uncertainties regarding the realization of these state tax credits, a valuation allowance of $7.6 million has been applied against the deferred state tax credits at December 31, 2010.

At December 31, 2010, we had a capital loss carryforward of $38.2 million (representing $14.7 million of deferred tax assets) that is available to offset future consolidated capital gains that will expire in 2013 if not utilized.  Due to uncertainties regarding the realization of the capital loss carryforward, a valuation allowance of $14.7 million has been applied against the deferred tax benefit at December 31, 2010.

The total amount of undistributed earnings of foreign subsidiaries was approximately $10.2 million at December 31, 2010.  Deferred taxes are provided for earnings of non-U.S. affiliates when we plan to remit those earnings.  A portion of the undistributed earnings have been permanently reinvested and for those earnings no deferred taxes have been provided.  Deferred taxes have not been provided on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future.  The undistributed earnings and excess book basis differences could reverse through a sale, receipt of dividends from the subsidiaries, as well as various other events.  It is not practical to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

We acquired $29.8 million of gross unrecognized tax benefits in conjunction with the Pioneer acquisition, all of which would have been a reduction to goodwill, if recognized prior to 2009.  During third quarter 2008, we favorably resolved $7.6 million of Pioneer unrecognized tax benefits associated with certain audits, which was recorded as a reduction to goodwill.  After adopting ASC 805 “Business Combinations” (ASC 805), formerly SFAS No. 141R “Business Combinations” (SFAS No. 141R), in 2009, any remaining balance of unrecognized tax benefits will affect our effective tax rate instead of goodwill, if recognized.  If these tax benefits are not realized, the result, as of December 31, 2010, would be cash tax payments of $12.1 million.

As of December 31, 2010, we had $41.5 million of gross unrecognized tax benefits, all of which would have a net $39.4 million impact on the effective tax rate, if recognized.  If these tax benefits are not recognized, the result would be cash tax payments of $29.6 million.  As of December 31, 2009, we had $50.8 million of gross unrecognized tax benefits, all of which would have a net $48.3 million impact on the effective tax rate, if recognized.  The change for 2010 primarily relates to additional gross unrecognized benefits for current year tax positions, as well as the expiration of the statute of limitations in domestic jurisdictions and settlements of ongoing audits.  In 2009, the decrease for prior year tax positions included $0.4 million of foreign currency translation.  The amounts of unrecognized tax benefits were as follows:

	December 31,
	2010	2009
	($ in millions)
Beginning balance	$50.8	$50.2
Increase for prior year tax positions	0.2	4.7
Decrease for prior year tax positions	(0.9)	(1.8)
Increase for current year tax positions	1.7	0.8
Decrease due to tax settlements	(2.3)	(0.4)
Reductions due to statute of limitations	(8.0)	(2.7)
Ending balance	$41.5	$50.8

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision.  As of December 31, 2010 and 2009, interest and penalties accrued were $3.5 million and $3.8 million, respectively.  For 2010, 2009 and 2008, we expensed interest and penalties of $0.8 million, $1.1 million, and $1.5 million, respectively.

As of December 31, 2010, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $8.4 million over the next twelve months.  The anticipated reduction primarily relates to settlements with tax authorities and the expiration of federal, state, and foreign statutes of limitation.

We operate primarily in North America and file income tax returns in numerous jurisdictions.  Our tax returns are subject to examination by various federal, state and local authorities.  For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2007-2009
U.S. state income tax	2004-2009
Canadian federal income tax	2006-2009
Canadian provincial income tax	2006-2009

During third quarter 2010, the IRS completed an audit of our U.S. income tax return for 2006.  During second quarter 2010, the Canada Revenue Agency completed an audit of a portion of our Canadian tax returns for the 2005 to 2007 tax years.  No issues arose under either the U.S. audit or the Canadian audit that required an additional tax liability to be recognized.  We believe we have adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position.

ACCRUED LIABILITIES

Included in accrued liabilities were the following:
	December 31,
	2010	2009
	($ in millions)
Accrued compensation and payroll taxes	$32.1	$27.5
Accrued employee benefits	45.6	42.6
Environmental (current portion only)	28.0	35.0
Legal and professional costs	25.0	27.2
Asset retirement obligation (current portion only)	13.7	17.1
Other	53.3	43.7
Accrued liabilities	$197.7	$193.1

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The CEOP is a defined contribution plan available to essentially all domestic employees.  Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees amounted to $2.0 million, $5.0 million, and $4.6 million in 2010, 2009 and 2008, respectively.  Effective January 1, 2010, we suspended the match on all salaried and certain non-bargained hourly employees’ contributions.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions.

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

	Years ended December 31,
	2010	2009	2008
	($ in millions)
Stock-based compensation	$10.1	$8.6	$10.4
Mark-to-market adjustments	1.2	0.8	(1.0)
Total expense	$11.3	$9.4	$9.4

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.  Stock options, restricted stock and performance shares typically vest over three years.  We issue shares to settle stock options, restricted stock, and share-based performance awards.  On April 23, 2009, the shareholders approved the 2009 Long Term Incentive Plan which authorized an additional 3.0 million shares available for grant.  In 2010, 2009, and 2008 long-term incentive awards included stock options, performance share awards, and restricted stock.  The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

Stock option transactions were as follows:
				Exercisable
	Shares	Option Price	Weighted Average Option Price	Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	3,936,714	$6.66-23.78	$18.10	2,604,045	$19.14
Granted	803,750	15.68	15.68
Exercised	(172,968)	6.66-18.63	16.17
Canceled	(718,085)	6.66-23.78	18.91
Outstanding at December 31, 2010	3,849,411	$6.98-23.78	$17.53	2,336,195	$18.73

At December 31, 2010, the average exercise period for all outstanding and exercisable options was 76 months and 59 months, respectively.  At December 31, 2010, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $12.9 million and exercisable options was $5.4 million.  The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $0.9 million and zero, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2010 was $3.6 million and was expected to be recognized over a weighted average period of 1.2 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2010:

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Under $16.00	359,204	$14.53	1,708,071	$14.99
$16.00 – $20.00	882,975	$17.13	882,975	$17.13
Over $20.00	1,094,016	$21.40	1,258,365	$21.26
	2,336,195		3,849,411

At December 31, 2010, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2000 long term incentive plan	856,742	9,480
2003 long term incentive plan	1,091,253	76,809
2006 long term incentive plan	2,773,631	188,384
2009 long term incentive plan	3,000,000	3,000,000
	7,721,626	3,274,673
1996 stock option plan (plan expired)	180,753	―
Chase benefit plans (assumed in acquisition)	4,260	―
	185,013	―
Total under stock option plans	7,906,639	3,274,673

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 stock plan for non-employee directors	610,279	321,231
Employee deferral plan	46,774	45,704
Total under stock purchase plans	657,053	366,935

(1)	All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,774,673 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral.  Non-employee directors annually receive stock grants as a portion of their director compensation.  Of the shares reserved under the stock purchase plans at December 31, 2010, 290,112 shares were committed.

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

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at January 1, 2010	363,797	$17.77	325,891	$17.04
Granted	101,134	16.20	95,303	15.96
Paid/Issued	(152,306)	17.77	(117,319)	17.04
Canceled	―	―	―	―
Outstanding at December 31, 2010	312,625	$20.65	303,875	$16.71

Total vested at December 31, 2010	221,083	$20.65	212,333	$17.42

The summary of the status of our unvested performance shares to be settled in cash were as follows:
	Shares	Weighted Average Fair Value per Share
Unvested at January 1, 2010	117,083	$17.77
Granted	101,135	16.20
Vested	(126,676)	16.92
Canceled	―	―
Unvested at December 31, 2010	91,542	$20.65

At December 31, 2010, the liability recorded for performance shares to be settled in cash totaled $4.6 million.  The total unrecognized compensation cost related to unvested performance shares at December 31, 2010 was $3.3 million and was expected to be recognized over a weighted average period of 1.2 years.

SHAREHOLDERS’ EQUITY

During 2010, 2009 and 2008, we issued 172,968; 27,685; and 1,757,276 shares with a total value of $3.1 million, $0.2 million and $37.4 million, respectively, representing stock options exercised.  In addition, during 2010, 2009 and 2008, we issued 548,553; 1,260,693; and 947,643 shares of common stock, respectively, with a total value of $10.2 million, $16.9 million and $18.1 million, respectively, to the CEOP.  These shares were issued to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.

There were no share repurchases in 2010, 2009 and 2008.  Under programs previously approved by our board of directors, 154,076 shares remained to be repurchased as of December 31, 2010.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2008	$(1.2)	$1.0	$(151.0)	$(151.2)
Unrealized losses	(3.9)	(31.0)	(99.4)	(134.3)
Reclassification adjustments into income	―	5.0	11.1	16.1
Balance at December 31, 2008	(5.1)	(25.0)	(239.3)	(269.4)
Unrealized gains (losses)	4.6	24.2	(27.3)	1.5
Reclassification adjustments into income	―	12.4	7.3	19.7
Balance at December 31, 2009	(0.5)	11.6	(259.3)	(248.2)
Unrealized gains (losses)	0.9	5.4	(26.0)	(19.7)
Reclassification adjustments into income	―	(5.4)	11.5	6.1
Balance at December 31, 2010	$0.4	$11.6	$(273.8)	$(261.8)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses and pension and postretirement liability adjustments.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included a deferred tax provision (benefit) for 2010, 2009 and 2008 of zero, $23.2 million and $(16.6) million, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included a deferred tax benefit for 2010, 2009 and 2008 of $9.1 million, $9.7 million and $56.3 million, respectively.

SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, other operating income, other income (expense), and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280, formerly SFAS No. 131, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results.  Our management considers SunBelt to be an integral component of the Chlor Alkali Products segment.  It is engaged in the same business activity as the segment, including joint or overlapping marketing, management, and manufacturing functions.

	Years ended December 31,
	2010	2009	2008
Sales:	($ in millions)
Chlor Alkali Products	$1,036.6	$963.8	$1,275.4
Winchester	549.3	567.7	489.1
Total sales	$1,585.9	$1,531.5	$1,764.5
Income before taxes:
Chlor Alkali Products	$117.2	$125.4	$328.3
Winchester	63.0	68.6	32.6
Corporate/Other	(48.7)	17.2	(71.5)
Restructuring charge	(34.2)	―	―
Other operating income	2.5	9.1	1.2
Interest expense	(25.4)	(11.6)	(13.3)
Interest income	1.0	1.1	6.2
Other income (expense)	1.5	0.1	(26.0)
Income before taxes	$76.9	$209.9	$257.5
Earnings of non-consolidated affiliates:
Chlor Alkali Products	$29.9	$37.7	$39.4
Depreciation and amortization expense:
Chlor Alkali Products	$74.8	$59.8	$57.8
Winchester	10.1	9.8	9.8
Corporate/Other	2.0	2.1	2.0
Total depreciation and amortization expense	$86.9	$71.7	$69.6
Capital spending:
Chlor Alkali Products	$67.6	$123.8	$166.2
Winchester	15.2	12.4	12.2
Corporate/Other	2.5	1.7	1.9
Total capital spending	$85.3	$137.9	$180.3

	December 31,
	2010	2009
Assets:	($ in millions)
Chlor Alkali Products	$1,130.8	$1,133.7
Winchester	268.5	228.0
Corporate/Other	649.4	570.3
Total assets	$2,048.7	$1,932.0
Investments—affiliated companies (at equity):
Chlor Alkali Products	$25.9	$19.6

    Segment assets include only those assets which are directly identifiable to an operating segment.  All goodwill, which is associated with its acquisition, is included in the assets of the Chlor Alkali Products segment.  Assets of the corporate/other segment include primarily such items as cash and cash equivalents, short-term investments, deferred taxes, restricted cash and other assets.

	Years ended December 31,
Geographic Data:	2010	2009	2008
Sales:	($ in millions)
United States	$1,425.7	$1,375.9	$1,555.1
Foreign	160.2	155.6	209.4
Transfers between areas:
United States	39.4	29.6	41.7
Foreign	66.1	73.3	129.7
Eliminations	(105.5)	(102.9)	(171.4)
Total sales	$1,585.9	$1,531.5	$1,764.5

	December 31,
	2010	2009
Assets:	($ in millions)
United States	$1,774.5	$1,672.1
Foreign	274.2	259.9
Total assets	$2,048.7	$1,932.0

Transfers between geographic areas are priced generally at prevailing market prices.  Export sales from the United States to unaffiliated customers were $22.1 million, $20.9 million, and $29.0 million in 2010, 2009 and 2008, respectively.

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.4 million at December 31, 2010.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and OM&M expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:
	December 31,
	2010	2009
	($ in millions)
Beginning balance	$166.1	$158.9
Charges to income	16.3	24.1
Remedial and investigatory spending	(15.7)	(19.0)
Currency translation adjustments	0.9	2.1
Ending balance	$167.6	$166.1

At December 31, 2010 and 2009, our consolidated balance sheets included environmental liabilities of $139.6 million and $131.1 million, respectively, which were classified as other noncurrent liabilities.  Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $167.6 million included on our consolidated balance sheet at December 31, 2010 for future environmental expenditures, we currently expect to utilize $99.5 million of the reserve for future environmental expenditures over the next 5 years, $20.8 million for expenditures 6 to 10 years in the future, and $47.3 million for expenditures beyond 10 years in the future.

Our total estimated environmental liability at December 31, 2010, was attributable to 68 sites, 17 of which were USEPA NPL sites.  Ten sites accounted for 78% of our environmental liability and, of the remaining 58 sites, no one site accounted for more than 3% of our environmental liability.  At one of these ten sites, a remedial action plan is being implemented.  At five of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At one of these ten sites, a remedial investigation is being performed.  At one site, part of the site is subject to a remedial action plan and part of the site to long-term OM&M.  The two remaining sites are in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2010 for future environmental expenditures.

Charges or credits to income for investigatory and remedial efforts were material to operating results in 2010, 2009 and 2008 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2010	2009	2008
	($ in millions)
Charges to income	$16.3	$24.1	$27.7
Recoveries from third parties of costs incurred and expensed in prior periods	(7.2)	(82.1)	―
Total environmental expense (income)	$9.1	$(58.0)	$27.7

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $20 million to $40 million over the next several years, which are expected to be charged against reserves recorded on our balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2010, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $50 million in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual commitments under non-cancelable operating leases and purchase contracts as of December 31, 2010:

	Operating Leases	Purchase Commitments
	($ in millions)
2011	$40.0	$73.3
2012	35.5	5.1
2013	31.4	4.3
2014	26.0	4.0
2015	21.9	12.5
Thereafter	66.5	―
Total commitments	$221.3	$99.2

Our operating lease commitments are primarily for railroad cars but also include distribution, warehousing and office space and data processing and office equipment.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.  Total rent expense charged to operations amounted to $51.2 million, $45.4 million, and $46.2 million in 2010, 2009 and 2008, respectively (sublease income is not significant).  The above purchase commitments include raw material and utility purchasing commitments utilized in our normal course of business for our projected needs.

In conjunction with the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009, we entered into a twenty-year brine and pipeline supply agreement with PetroLogistics.  PetroLogistics installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility.  Beginning November 2009, we are obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also have a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  After the first-five year period, the contract contains a buy out provision exercisable by us for $12.0 million.

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance, formerly known as RFC SO2, Inc.  Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide.  Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us.  The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of $0.2 million regardless of the sulfur dioxide purchased.  Commitments related to this agreement are $2.4 million in 2011 and $0.6 million in 2012. This supply agreement expires in 2012.

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2010 and 2009, our consolidated balance sheets included liabilities for these legal actions of $18.1 million and $15.8 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial statements or results of operations in the near term.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  At December 31, 2010 and 2009, we had forward contracts to sell foreign currencies with a notional value of zero and $0.3 million, respectively.  At December 31, 2010 and 2009, we had forward contracts to buy foreign currencies with a notional value of $0.3 million and $1.7 million, respectively.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of December 31, 2010, $2.8 million of this gain was included in current installments of long-term debt.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	December 31,
	2010	2009
	($ in millions)
Copper	$25.1	$34.1
Zinc	3.2	3.2
Lead	19.6	17.0
Natural gas	5.5	7.1

As of December 31, 2010, the counterparty to $28.9 million of these commodity forward contracts was Wells Fargo, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  At December 31, 2010, we had open positions in futures contracts through 2013.  If all open futures contracts had been settled on December 31, 2010, we would have recognized a pretax gain of $18.8 million.

If commodity prices were to remain at December 31, 2010 levels, approximately $13.8 million of deferred gains would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair Value Hedges

    For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of December 31, 2010 and 2009, the total notional amount of our interest rate swaps designated as fair value hedges were $132.7 million and $26.6 million, respectively.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during 2010.  In March 2010, we entered into $125.0 million of interest rate swaps on the 2016 Notes.

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

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives					Liability Derivatives
		Fair Value					Fair Value
		December 31,					December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location		2010		2009	Balance Sheet Location	2010		2009
		($ in millions)					($ in millions)
Interest rate contracts	Other current assets	$	―	$	―	Current installments of long-term debt	$2.8	$	―
Interest rate contracts	Other assets		5.3		1.4	Long-term debt	5.3		6.9
Commodity contracts – gains	Other current assets		16.9		17.7	Accrued liabilities	―		―
Commodity contracts – losses	Other current assets		―		(0.2)	Accrued liabilities	―		―
			$22.2		$18.9		$8.1		$6.9

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other current assets		$3.8		$6.0	Accrued liabilities	$1.2		$0.9
Commodity contracts – gains	Other current assets		―		―	Accrued liabilities	(0.1)		―
Commodity contracts – losses	Other current assets		―		―	Accrued liabilities	0.3		―
Foreign currency contracts	Other current assets		―		―	Accrued liabilities	―		0.1
			$3.8		$6.0		$1.4		$1.0

Total derivatives(1)			$26.0		$24.9		$9.5		$7.9

(1)      Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of Gain (Loss)
		Years Ended December 31,
	Location of Gain (Loss)	2010	2009	2008
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$8.8	$39.3		$(50.8)
Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$8.8	$(20.4)		$(8.1)
Recognized in income (ineffective portion)	Cost of goods sold	―	0.1		―
		$8.8	$(20.3)		$(8.1)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$6.7	$3.4		$2.4

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$0.3	$(0.4)	$	―
Commodity contracts	Cost of goods sold	(1.1)	(2.3)		―
		$(0.8)	$(2.7)	$	―

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of December 31, 2010 and 2009, the amounts recognized in other current assets for cash collateral provided by counterparties to us were $3.2 million and $2.2 million, respectively.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets	($ in millions)
Interest rate swaps	$	―	$9.1	$	―	$9.1
Commodity forward contracts		7.0	9.9		―	16.9
Liabilities
Interest rate swaps		―	9.3		―	9.3
Commodity forward contracts		―	0.2		―	0.2

Balance at December 31, 2009
Assets
Interest rate swaps	$	―	$7.4	$	―	$7.4
Commodity forward contracts		5.7	11.8		―	17.5
Liabilities
Interest rate swaps		―	7.8		―	7.8
Foreign currency contracts		0.1	―		―	0.1

For the year ended December 31, 2010, there were no transfers into or out of Level 1 and Level 2.

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

    In the fourth quarter of 2010, we recorded a gain in other income (expense) of $1.4 million for the recovery from the investment in these corporate debt securities that was written off in 2008.

Interest Rate Swaps

The fair value of the interest rate swaps was included in other current assets, other assets, current installments of long-term debt, accrued liabilities, long-term debt and other liabilities as of December 31, 2010 and 2009.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of December 31, 2010 and classified in other current assets as of December 31, 2009, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

The fair value of the foreign currency contracts was classified in accrued liabilities as of December 31, 2010 and 2009, with gains and losses included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.  The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities.  At December 31, 2010 and 2009, the estimated fair value of debt was $530.3 million and $414.3 million, respectively, which compares to debt recorded on the consolidated balance sheet of $496.0 million and $398.4 million, respectively.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

($ in millions, except per share data)
2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$362.0	$405.7	$432.8	$385.4	$1,585.9
Cost of goods sold(1)	312.5	347.7	366.5	323.2	1,349.9
Net income	14.1	16.9	31.8	2.0	64.8
Net income per common share:
Basic	0.18	0.21	0.40	0.03	0.82
Diluted	0.18	0.21	0.40	0.02	0.81
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(2)
High	19.94	22.39	20.99	21.57	22.39
Low	15.30	14.35	17.25	17.90	14.35

2009
Sales	$400.6	$383.0	$397.0	$350.9	$1,531.5
Cost of goods sold(1)	306.2	312.0	316.4	288.1	1,222.7
Net income	46.7	27.8	39.4	21.8	135.7
Net income per common share:
Basic	0.60	0.36	0.50	0.28	1.74
Diluted	0.60	0.36	0.50	0.28	1.73
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(2)
High	19.79	16.70	18.40	18.03	19.79
Low	8.97	10.64	10.97	15.00	8.97

(1)
Cost of goods sold included recoveries from third parties for environmental costs incurred and expensed in prior periods of $2.6 million, $2.8 million, $0.2 million, $1.6 million and $7.2 million in the first quarter of 2010, second quarter of 2010, third quarter of 2010, fourth quarter of 2010 and full year 2010, respectively.  Cost of goods sold included recoveries from third parties for environmental costs incurred and expensed in prior periods of $0.8 million, $44.3 million, $37.0 million and $82.1 million in the second quarter of 2009, third quarter of 2009, fourth quarter of 2009 and full year 2009, respectively.

(2)	NYSE composite transactions.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading “Item 1- Proposal for the Election of Directors” in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report.  See also the list of executive officers following Item 4 in Part I of this Report.  We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “What are the committees of the Board?” under the heading “Corporate Governance Matters” in our Proxy Statement.  We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “Miscellaneous-How can I directly nominate a director for election to the Board at the 2012 Annual Meeting?” and “Corporate Governance Matters-What is Olin’s director nomination process?”

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Conduct.  The Code is available in the About Olin, Ethics section of our website at www.olin.com.

Item 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation,” on page 17 and the information on pages 23 through 53, (beginning with the information under the heading “Compensation Discussion and Analysis” through the information under the heading “Compensation Committee Report,”) are incorporated by reference in this Report.

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

3.  Exhibits

         See the Exhibit Index immediately prior to the exhibits which is hereby incorporated by reference.  The following exhibits, listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Exhibit No.	Description

10.1	Form of amendment dated October 25, 2010 to executive agreements with Messrs. Curley, Fischer, Greer, Hammett, McIntosh, Pain and Rupp

10.2	Performance Share Program codified to reflect amendments through December 31, 2010

11	Computation of Per Share Earnings (included in the Note–“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8.)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1) Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Any exhibit is available from the Company by writing to: Mr. George H. Pain, Senior Vice President, General Counsel and Secretary, Olin Corporation, 190 Carondelet Plaza, Suite 1530, Clayton, MO 63105-3443.

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

Date: February 23, 2011
OLIN CORPORATION

By /s/ JOSEPH D. RUPP
Joseph D. Rupp Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2011

/s/ GRAY G. BENOIST Gray G. Benoist	Director	February 23, 2011

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 23, 2011

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 23, 2011

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 23, 2011

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 23, 2011

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	February 23, 2011

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	February 23, 2011

/s/ VINCENT J. SMITH Vincent J. Smith	Director	February 23, 2011

/s/ JOHN E. FISCHER John E. Fischer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2011

/s/ TODD A. SLATER Todd A. Slater	Vice President, Finance and Controller (Principal Accounting Officer)	February 23, 2011

Audited Financial Statements

SunBelt Chlor Alkali Partnership
Years Ended December 31, 2010 and 2009
With Report of Independent Registered Public Accounting Firm

SunBelt Chlor Alkali Partnership

Audited Financial Statements

Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

The Partners
SunBelt Chlor Alkali Partnership

We have audited the accompanying balance sheets of SunBelt Chlor Alkali Partnership as of December 31, 2010 and 2009, and the related statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SunBelt Chlor Alkali Partnership at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 18, 2011

SunBelt Chlor Alkali Partnership

Balance Sheets

	December 31
	2010	2009
Assets
Current assets:
Cash	$1,000	$1,772
Receivable from OxyVinyls, LP	4,902,240	5,867,957
Receivables from partners	12,427,474	6,852,165
Inventories	2,741,214	2,195,227
Prepaid expenses and other current assets	1,109,384	1,214,626
Total current assets	21,181,312	16,131,747

Property, plant and equipment, net	78,103,299	93,476,246
Deferred financing costs, net	561,035	641,183
Total assets	$99,845,646	$110,249,176

Liabilities and partners' capital
Current liabilities:
Amounts payable to partners	$9,124,623	$9,226,131
Current portion of long-term debt	12,187,500	12,187,500
Total current liabilities	21,312,123	21,413,631

Long-term debt	73,125,000	85,312,500

Partners' capital	5,408,523	3,523,045
Total liabilities and partners' capital	$99,845,646	$110,249,176
See accompanying notes

SunBelt Chlor Alkali Partnership

Income Statements

	Year Ended December 31
	2010	2009	2008

Revenues	$157,281,096	$167,442,320	$173,019,093

Operating costs and expenses:
Cost of sales	78,349,655	71,292,948	70,475,462
Depreciation	16,118,320	16,186,747	15,083,087
Loss on disposal of assets	115,816	397,166	2,125,117
Administrative and general expenses	11,544,676	11,906,084	11,663,995
	106,128,467	99,782,945	99,347,661
Operating income	51,152,629	67,659,375	73,671,432

Other income	2,500,000	―	372,631
Interest expense, net	(7,112,901)	(7,966,219)	(8,517,091)
Income before taxes	46,539,728	59,693,156	65,526,972
State income tax expense	(387,472)	(315,000)	(435,000)
Net income	$46,152,256	$59,378,156	$65,091,972

See accompanying notes

SunBelt Chlor Alkali Partnership

Statements of Changes in Partners’ Capital

	Partners
	Olin SunBelt Inc.	1997 Venture, Inc.	Total

Balance at December 31, 2007	$3,341,542	$3,341,542	$6,683,085
Cash distributions to partners	(29,404,793)	(29,404,793)	(58,809,586)
Net income	32,545,986	32,545,986	65,091,972
Balance at December 31, 2008	6,482,735	6,482,735	12,965,471
Cash distributions to partners	(34,410,291)	(34,410,291)	(68,820,582)
Net income	29,689,078	29,689,078	59,378,156
Balance at December 31, 2009	1,761,522	1,761,522	3,523,045
Cash distributions to partners	(22,133,389)	(22,133,389)	(44,266,778)
Net income	23,076,128	23,076,128	46,152,256
Balance at December 31, 2010	$2,704,261	$2,704,261	$5,408,523

See accompanying notes

SunBelt Chlor Alkali Partnership

Statements of Cash Flows

	Year Ended December 31
	2010	2009	2008
Operating activities
Net income	$46,152,256	$59,378,156	$65,091,972
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	16,118,320	16,186,747	15,083,087
Amortization	80,148	80,148	80,148
Loss on disposal of assets	113,590	397,166	2,125,117
Changes in assets and liabilities:
Receivables from Oxy Vinyls	965,717	(3,725,727)	3,884,544
Receivables from partners	(5,575,309)	10,499,451	1,455,519
Inventories	(545,987)	(390,627)	9,047
Amounts payable to partners	(101,508)	1,759,301	(1,370,177)
Prepaid expenses and other	90,377	(84,018)	2,694
Net cash provided by operating activities	57,297,604	84,100,597	86,361,951

Investing activities
Purchases of property, plant and equipment	(858,963)	(3,103,973)	(15,352,635)
Purchases of marketable securities	(15,715,135)	―	―
Proceeds from maturity of marketable securities	15,730,000	―	―
Net cash used by investing activities	(844,098)	(3,103,973)	(15,352,635)

Financing activities
Cash distributions to partners	(44,266,778)	(68,820,582)	(58,809,586)
Principal payments on long-term debt	(12,187,500)	(12,187,500)	(12,187,500)
Net cash provided by financing activities	(56,454,278)	(81,008,082)	(70,997,086)

Net increase (decrease) in cash	(772)	(11,458)	12,230
Cash at beginning of year	1,772	13,230	1,000
Cash and cash equivalents at end of period	$1,000	$1,772	$13,230

See accompanying notes

SunBelt Chlor Alkali Partnership

Notes to Financial Statements

December 31, 2010 and 2009

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

2. Significant Accounting Policies

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents held by the Partnership as of December 31, 2010 and 2009.

Marketable Securities

Marketable securities are composed of available-for-sale securities and are reported at fair value. During 2010, the Partnership purchased a US Treasury bond for $15,715,135. Proceeds in the amount of $15,730,000 were received upon maturity, resulting in a realized gain of $14,865.

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

Deferred Financing Costs

Costs incurred by the Partnership in obtaining its long-term debt are deferred and amortized over the term of the debt.

Financial Instruments

The carrying values of cash, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was estimated based on current market rates for debt of similar risk and maturities. At December 31, 2010 and 2009, the estimated fair value of debt was approximately $88,000,000 and $97,300,000, which compares to debt recorded on the balance sheet of $85,312,500 and $97,500,000 at December 31, 2010 and 2009, respectively.

Revenue Recognition

The Partnership recognizes revenues upon passage of title which is based on shipping terms.

Shipping and Handling Costs

Shipping and handling costs are reflected in costs of sales.

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

2. Significant Accounting Policies (continued)

Income Taxes

No provision is made for income taxes other than the Texas state gross margin tax as the Partnership’s results of operations are includable in the tax returns of the Partners. The Partnership paid taxes of $324,472 in 2010, $317,193 in 2009 and $435,000 in 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Risks and Uncertainties

Since the Partnership’s major products are commodities, significant changes in the prices of chemical products could have a significant impact on the results of operations for any particular period. The Partnership had one major chlorine customer, OxyVinyls LP, during the periods presented, which accounted for 47%, 38%, and 31% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentations.

3. Inventories

Inventories are comprised as follows:

	December 31
	2010	2009

Finished goods	$1,744,944	$1,230,161
Production parts	996,270	965,066
	$2,741,214	$2,195,227

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

4. Property, Plant and Equipment, net

Property, plant and equipment, net are comprised as follows:

	December 31
	2010	2009

Land and land improvements	$4,862,826	$4,862,826
Building	4,084,254	4,084,254
Machinery and equipment	239,638,514	239,096,069
Construction-in-process	755,208	843,473
	249,340,802	248,886,622
Less allowance for depreciation	171,237,503	155,410,376
	$78,103,299	$93,476,246

5. Transactions With Affiliates

The Partnership has various management service agreements, dated August 23, 1996, with the Olin Corporation. These agreements, which include compensation for managing the facility, an asset utilization fee, a fleet fee and a distribution fee, have terms from five to ten years with five year price adjustment renewals. Charges for these services were $8,960,571, $8,412,847, and $8,150,580 for 2010, 2009 and 2008, respectively, and are included in administrative and general expenses in the income statements.

The Partnership’s cash policy prohibits distributions to the Partners until the cash balance is sufficient to cover both the debt principal payments and interest expense for the year. The Partnership made distributions to the Partners totaling $44,266,778, $68,820,582 and $58,809,586 in 2010, 2009 and 2008, respectively.

In accordance with the Partnership Operating Agreement, the majority of chlorine produced by the Partnership is sold to OxyVinyls LP. The remaining chlorine and all of the caustic soda produced by the Partnership is marketed and distributed by the Olin Corporation.

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

6. Long-Term Debt

On December 23, 1997, the Partnership borrowed $195,000,000 in a private placement of debt. The debt is secured by the property, plant, equipment and inventory of the Partnership. The term of the loan is 20 years at an interest rate of 7.23%. The first principal payment of $12,187,500 was paid on December 22, 2002, with equal annual payments due through December 22, 2017. Interest is payable semi-annually in arrears on June 22 and December 22. Interest payments totaled $7,049,250, $7,930,406, and $8,811,563 in 2010, 2009 and 2008, respectively. The debt is guaranteed by the Partners.

7. Leases

The Partnership has operating leases for certain property, machinery and equipment. At December 31, 2010, future minimum lease payments under noncancelable operating leases are as follows:

2011	$2,107,826
2012	2,107,826
2013	2,107,826
2014	1,840,451
2015	1,600,462
Thereafter	124,479
Total minimum future lease payments	$9,888,871

Rent expense was $2,060,414, $1,879,007 and $1,743,882 for the years ended December 31, 2010, 2009 and 2008, respectively.

SunBelt Chlor Alkali Partnership

Notes to Financial Statements (continued)

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

Hurricane Ike caused a business interruption related to the Partnership’s operations from September 17, 2008 to October 1, 2008. The Partnership maintains business interruption insurance to partially mitigate any losses incurred. The Partnership recognizes insurance recoveries in the period they are realized. In June 2010, the Partnership received $2,500,000 in business interruption proceeds relating to Hurricane Ike, which was recorded as other income on the income statement for the year ended December 31, 2010.

EXHIBIT INDEX

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(cc) below.

3	(a)	Olin’s Restated Articles of Incorporation as amended effective May 8, 1997—Exhibit 3(a) to Olin’s Form 10-Q for the quarter ended June 30, 2003.*
	(b)	By-laws of Olin as amended effective December 9, 2010—Exhibit 3.1 to Olin’s Form 8-K dated December 10, 2010.*
4	(a)
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
(k)
Form T-1 Statement of Eligibility for Trustee under Indenture dated as of August 19, 2009 between Olin and The Bank of New York Mellon Trust Company—Exhibit 25.1 to Olin’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed on August 13, 2009.*

(l)
Trust Indenture effective October 1, 2010 between The Industrial Development Authority of Washington County and U. S. Bank, National Association, as trustee—Exhibit 4.1 to Olin’s Form 8-K dated October 20, 2010.*

	(m)	Loan Agreement effective October 1, 2010 between The Industrial Development Authority of Washington County and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated October 20, 2010.*
(n)
Bond Purchase Agreement dated October 14, 2010 between The Industrial Development Authority of Washington County, Olin Corporation and PNC Bank National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated October 20, 2010.*

(o)
Trust Indenture effective December 1, 2010 between the Mississippi Business Finance Corporation and U. S. Bank, National Association, as trustee—Exhibit 4.1 to Olin’s Form 8-K dated December 10, 2010.*

	(p)	Loan Agreement effective December 1, 2010 between the Mississippi Business Finance Corporation and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated December 10, 2010.*
(q)
Bond Purchase Agreement dated December 9, 2010 between the Mississippi Business Finance Corporation, Olin Corporation and PNC Bank National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated December 10, 2010.*

(r)
Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank National Association, as administrative agent; PNC Capital Markets, LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K dated December 10, 2010.*

(s)
First Amendment dated December 27, 2010 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank National Association, as administrative agent; PNC Capital Markets, LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K dated December 29, 2010.*

(t)
Trust Indenture effective December 27, 2010 between the Industrial Development Board of the County of Bradley and the City of Cleveland, TN and U. S. Bank, National Association, as trustee—Exhibit 4.1 to Olin’s Form 8-K dated December 29, 2010.*

(u)
Loan Agreement effective December 27, 2010 between the Industrial Development Board of the County of Bradley and the City of Cleveland, Tennessee and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated December 29, 2010.*

(v)
Bond Purchase Agreement dated December 27, 2010 between the Industrial Development Board of the County of Bradley and the City of Cleveland, Tennessee, Olin Corporation and PNC Bank National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated December 29, 2010.*

We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

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

(d)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
(e)	Form of executive agreement between Olin and certain executive officers-Exhibit 99.1 to Olin’s Form 8-K dated January 26, 2005.*
(f)	Form of executive change-in-control agreement between Olin and certain executive officers-Exhibit 99.2 to Olin’s Form 8-K dated January 26, 2005.*
(g)	Form of amendment to executive agreement between Olin and Messrs. Curley, Fischer and Hammett dated November 9, 2007—Exhibit 10(g) to Olin’s Form 10-K for 2007.*
(h)	Form of amendment to executive change-in-control agreement between Olin and Messrs. Curley, Fischer and Hammett dated November 9, 2007—Exhibit 10(h) to Olin’s Form 10-K for 2007.*
(i)	Form of amendment to executive agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007—Exhibit 10(i) to Olin’s Form 10-K for 2007.*
(j)	Form of amendment to executive change-in-control agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007—Exhibit 10(j) to Olin’s Form 10-K for 2007.*
(k)	Form of executive agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007-Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
(l)	Form of executive change-in-control agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007-Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
(m)	Form of amendment dated October 25, 2010 to executive agreements with Messrs. Curley, Fischer, Greer, Hammett, McIntosh, Pain and Rupp.
(n)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended and restated effective April 22, 2010—Appendix A to Olin’s Proxy Statement dated March 10, 2010.*
(o)	Amended and Restated Olin Senior Management Incentive Compensation Plan, as amended and restated effective April 22, 2010—Appendix B to Olin’s Proxy Statement dated March 10, 2010.*
(p)	Description of Restricted Stock Unit Awards granted under the 2000, 2003, 2006 or 2009 Long Term Incentive Plans—Exhibit 10(p) to Olin’s Form 10-K for 2008.*
(q)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
(r)	Olin Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(s)	Olin Corporation 2000 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.6 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(t)	Olin Corporation 2003 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.7 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(u)	Olin Corporation 2006 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.8 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(v)	Olin Corporation 2009 Long Term Incentive Plan-Appendix A to Olin’s Proxy Statement dated March 11, 2009.*
(w)	Performance Share Program codified to reflect amendments through December 31, 2010.
(x)
Chase Industries Inc. 1997 Non-Employee Director Stock Option Plan, as amended May 26, 1998 and First Amendment effective as of November 19, 1999—Exhibit 10.6 to Chase Industries Inc. Form 10-K for 1998 and Exhibit 10.9 to Chase Industries Inc. Form 10-K for 1999, respectively—SEC file No. 1-13394.*

(y)	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10(bb) to Olin’s Form 10-K for 2007.*
(z)	Form of Restricted Stock Unit Award Certificate—Exhibit 10(cc) to Form 10-K for 2007.*

	(aa)	Form of Performance Award and Senior Performance Award Certificates—Exhibit 10(dd) to Olin’s Form 10-K for 2007.*
	(bb)	Summary of Stock Option Continuation Policy—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended March 31, 2009.*
	(cc)	Olin Corporation Contributing Employee Ownership Plan Amended and Restated effective as of December 31, 2009—Exhibit 10(dd) to Olin’s Form 10-K for 2009.*
	(dd)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
	(ee)	Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated August 23, 1996—Exhibit 99.1 to Olin’s Form 8-K dated December 3, 2001.*
	(ff)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.2 to Olin’s Form 8-K dated December 3, 2001.*
	(gg)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated December 23, 1997—Exhibit 99.3 to Olin’s Form 8-K dated December 3, 2001.*
	(hh)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated April 30, 1998—Exhibit 99.4 to Olin’s Form 8-K dated December 3, 2001.*
	(ii)	Amendment to Partnership Agreement between Olin SunBelt, Inc. and 1997 Chloralkali Venture Inc. dated January 1, 2003—Exhibit 10(aa) to Olin’s Form 10-K for 2002.*
	(jj)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(kk)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(ll)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
	(mm)	Agreement and Plan of Merger dated as of May 20, 2007, among Olin Corporation, Princeton Merger Corp., and Pioneer Companies, Inc.-Exhibit 2.1 to Olin’s Form 8-K dated May 21, 2007.*
	(nn)	Purchase Agreement dated as of October 15, 2007, among Global Brass and Copper Acquisition Co. and Olin Corporation-Exhibit 2.1 to Olin’s Form 8-K dated October 15, 2007.*
	(oo)	Credit Agreement dated as of October 29, 2007 among Olin and the banks named therein—Exhibit 10.1 to Olin’s Form 8-K dated October 29, 2007.*
11		Computation of Per Share Earnings (included in the Note—“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8.)
12		Computation of Ratio of Earnings to Fixed Charges (unaudited).
21		List of Subsidiaries.
23.1		Consent of KPMG LLP.
23.2		Consent of Ernst & Young LLP.
31.1		Section 302 Certification Statement of Chief Executive Officer.
31.2		Section 302 Certification Statement of Chief Financial Officer.
32		Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.
101.INS		XBRL Instance Document(1)
101.SCH		XBRL Taxonomy Extension Schema Document(1)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(1)

*Previously filed as indicated and incorporated herein by reference.  Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.

    (1) Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.