Form 10-Q
period 2011-03-31
OLIN CORP
filed 2011-05-03
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

As of March 31, 2011, 79,688,327 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2011	December 31, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$280.4	$458.6	$411.0
Receivables, net	256.7	186.9	197.1
Income tax receivable	5.5	6.1	19.3
Inventories	179.7	155.6	156.4
Current deferred income taxes	46.3	46.0	50.1
Other current assets	28.8	29.6	22.3
Total current assets	797.4	882.8	856.2
Property, plant and equipment (less accumulated depreciation of $1,089.8, $1,068.1 and $1,017.5)	763.2	675.0	688.5
Prepaid pension costs	26.9	16.3	14.5
Restricted cash	99.1	102.0	—
Other assets	76.5	72.3	71.8
Goodwill	628.2	300.3	300.3
Total assets	$2,391.3	$2,048.7	$1,931.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$89.3	$77.8	$—
Accounts payable	118.5	115.5	121.1
Accrued liabilities	220.0	197.7	192.4
Total current liabilities	427.8	391.0	313.5
Long-term debt	491.9	418.2	397.1
Accrued pension liability	58.4	58.6	55.7
Deferred income taxes	107.7	23.5	26.6
Other liabilities	355.6	327.1	316.4
Total liabilities	1,441.4	1,218.4	1,109.3
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 79.7, 79.6 and 78.9 shares	79.7	79.6	78.9
Additional paid-in capital	843.0	842.3	826.8
Accumulated other comprehensive loss	(260.8)	(261.8)	(250.7)
Retained earnings	288.0	170.2	167.0
Total shareholders’ equity	949.9	830.3	822.0
Total liabilities and shareholders’ equity	$2,391.3	$2,048.7	$1,931.3

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Sales	$436.0	$362.0
Operating expenses:
Cost of goods sold	359.2	312.5
Selling and administration	39.5	32.1
Restructuring charge	0.1	—
Other operating income	1.4	2.3
Operating income	38.6	19.7
Earnings of non-consolidated affiliates	7.0	2.2
Interest expense	7.2	6.9
Interest income	0.2	0.2
Other income	181.2	—
Income before taxes	219.8	15.2
Income tax provision	86.1	1.1
Net income	$133.7	$14.1
Net income per common share:
Basic	$1.68	$0.18
Diluted	$1.66	$0.18
Dividends per common share	$0.20	$0.20
Average common shares outstanding:
Basic	79.6	78.8
Diluted	80.4	79.4

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares Issued	Par Value
Balance at January 1, 2010	78.7	$78.7	$823.1	$(248.2)	$168.7	$822.3
Comprehensive income:
Net income	—	—	—	—	14.1	14.1
Translation adjustment	—	—	—	(0.4)	—	(0.4)
Net unrealized loss	—	—	—	(4.6)	—	(4.6)
Amortization of prior service costs and actuarial losses, net	—	—	—	2.5	—	2.5
Comprehensive income						11.6
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(15.8)	(15.8)
Common stock issued for:
Employee benefit plans	0.2	0.2	2.3	—	—	2.5
Other transactions	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	1.3	—	—	1.3
Balance at March 31, 2010	78.9	$78.9	$826.8	$(250.7)	$167.0	$822.0
Balance at January 1, 2011	79.6	$79.6	$842.3	$(261.8)	$170.2	$830.3
Comprehensive income:
Net income	—	—	—	—	133.7	133.7
Translation adjustment	—	—	—	1.3	—	1.3
Net unrealized loss	—	—	—	(3.1)	—	(3.1)
Amortization of prior service costs and actuarial losses, net	—	—	—	2.8	—	2.8
Comprehensive income						134.7
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(15.9)	(15.9)
Common stock issued for:
Stock options exercised	—	—	0.3	—	—	0.3
Other transactions	0.1	0.1	1.4	—	—	1.5
Stock-based compensation	—	—	(1.0)	—	—	(1.0)
Balance at March 31, 2011	79.7	$79.7	$843.0	$(260.8)	$288.0	$949.9

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)
	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$133.7	$14.1
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Gain on remeasurement of investment in SunBelt	(181.4)	—
Earnings of non-consolidated affiliates	(7.0)	(2.2)
Other operating income – gains on disposition of property, plant and equipment	(1.0)	(2.0)
Stock-based compensation	1.4	1.5
Depreciation and amortization	23.2	21.6
Deferred income taxes	84.5	2.5
Qualified pension plan contributions	(0.2)	(2.4)
Qualified pension plan income	(6.6)	(6.0)
Common stock issued under employee benefit plans	—	0.3
Change in:
Receivables	(52.6)	(13.8)
Income taxes receivable	0.2	0.1
Inventories	(20.1)	(32.6)
Other current assets	(2.1)	(4.4)
Accounts payable and accrued liabilities	3.4	8.8
Other assets	(0.6)	(0.1)
Other noncurrent liabilities	0.5	0.4
Other operating activities	(2.3)	(0.2)
Net operating activities	(27.0)	(14.4)
Investing Activities
Capital expenditures	(25.6)	(21.4)
Business acquired in purchase transaction, net of cash acquired	(123.4)	—
Proceeds from disposition of property, plant and equipment	1.8	2.5
Distributions from (advances to) affiliated companies, net	7.4	(0.2)
Restricted cash activity	2.9	—
Other investing activities	1.3	(0.4)
Net investing activities	(135.6)	(19.5)
Financing Activities
Issuance of common stock	—	2.2
Stock options exercised	0.3	—
Dividends paid	(15.9)	(15.8)
Net financing activities	(15.6)	(13.6)
Net decrease in cash and cash equivalents	(178.2)	(47.5)
Cash and cash equivalents, beginning of period	458.6	458.5
Cash and cash equivalents, end of period	$280.4	$411.0
Cash paid (received) for interest and income taxes:
Interest	$7.5	$7.6
Income taxes, net of refunds	$1.3	$(0.3)
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1.6	$6.8

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate.  We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies, and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Certain reclassifications were made to prior year amounts to conform to the 2011 presentation.

On February 28, 2011, we acquired PolyOne Corporation’s 50% interest in the SunBelt Chlor Alkali Partnership, which we refer to as SunBelt.  Previously, we had a 50% ownership interest in SunBelt, which was accounted for using the equity method of accounting.  Accordingly, we included only our share of SunBelt results in earnings of non-consolidated affiliates.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our accompanying financial statements.

ACQUISITION

On February 28, 2011, we acquired PolyOne Corporation’s 50% interest in SunBelt for $132.3 million in cash plus the assumption of a PolyOne guarantee related to the SunBelt Notes.  With this acquisition, Olin now owns 100% of SunBelt.  The SunBelt chlor alkali plant, which is located within our McIntosh, AL facility, has approximately 350,000 tons of membrane technology capacity.  We also agreed to a three year earn out, which has no guaranteed minimum or maximum, based on the performance of SunBelt.  In addition, PolyOne will receive an estimated $6.0 million, which represents its share of distributable cash, as defined in the purchase agreement, generated by SunBelt from January 1, 2011 through February 28, 2011.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In conjunction with the acquisition, we consolidated the SunBelt Notes with a remaining principal balance of $85.3 million.

We have guaranteed the Series O Notes, and PolyOne, our former SunBelt partner, has guaranteed the Series G Notes, in both cases pursuant to customary guaranty agreements.  We have agreed to indemnify PolyOne for any payments or other costs under the guarantee in favor of the purchasers of the Series G Notes, to the extent any payments or other costs arise from a default or other breach under the SunBelt Notes.  However, if SunBelt does not make timely payments on the SunBelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the SunBelt Notes may proceed against the assets of SunBelt for repayment.

    From January 1, 2011 to February 28, 2011, we recorded $6.3 million of equity earnings of non-consolidated affiliates for our 50% ownership in SunBelt.  The value of our investment in SunBelt was $(0.8) million.  We remeasured our equity interest in SunBelt to fair value upon the close of the transaction.  As a result, we recognized a pretax gain of $181.4 million, which was classified in other income in our condensed statement of income.  In conjunction with this remeasurement, a discrete deferred tax expense of $76.0 million was recorded.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  We are in the process of determining the fair values of SunBelt’s tangible and intangible assets and liabilities.  Initial estimates of those fair values are included in this interim report; however, the valuation process is not complete, and we expect that adjustments to the initial valuation will be required.  The following table summarizes the preliminary allocation of the purchase price to SunBelt’s assets and liabilities:

February 28, 2011
($ in millions)
Total current assets	$37.6
Property, plant and equipment	87.4
Deferred income taxes	0.4
Other assets	5.1
Total assets acquired	130.5
Total current liabilities	42.7
Long-term debt	75.1
Other liabilities	27.7
Total liabilities assumed	145.5
Less: Investment in SunBelt	(0.8)
Net liabilities assumed	(14.2)
Liabilities for uncertainties	48.3
Gain on remeasurement of investment in SunBelt	(181.4)
Goodwill	327.9
Fair value of assets acquired	$180.6

Included in total current assets are cash and cash equivalents of $8.9 million.  Included in total current liabilities is $12.2 million of current installments of long-term debt.

Based on preliminary valuations, we allocated $5.1 million of purchase price to intangible assets relating to customers, customer contracts and relationships, which management estimates to have a useful life of fifteen years.  These identifiable intangible assets were included in other assets.  Based on preliminary valuations, $327.9 million was assigned to goodwill.  For tax purposes, $164.1 million of the goodwill is deductible.  The goodwill represents the remeasurement of our previously held 50% equity interest in SunBelt and the benefits of the acquisition that are in addition to the fair values of the other net assets acquired.  The primary reason for the acquisition and the principal factors that contributed to a SunBelt purchase price that resulted in the recognition of goodwill is the cost savings available from operating the business under a single owner and our ability to fully utilize SunBelt’s low cost membrane capacity in lieu of diaphragm capacity.  The cost saving opportunities include operational efficiencies in logistics, purchasing, and manufacturing.

Goodwill recorded in the acquisition is not amortized but will be reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

For segment reporting purposes, the acquisition of SunBelt has been included in Chlor Alkali Products.  The SunBelt results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition.  Our consolidated results for the three months ended March 31, 2011 included $14.4 million of SunBelt sales and $2.2 million of additional SunBelt pretax income ($3.7 million included in Chlor Alkali Products segment income; less, $0.8 million of acquisition costs, $0.5 million of interest expense, and $0.2 million of accretion expense for our earn out liability) on the 50% interest we acquired.  The following pro forma summary presents the condensed statements of income as if the acquisition of SunBelt had occurred on January 1, 2010.

	Three Months Ended
	March 31,
	2011	2010
	($ in millions except per share data)
Sales	$462.3	$389.6
Net income	32.4	14.7
Net income per common share:
Basic	$0.41	$0.19
Diluted	$0.40	$0.19

The pro forma statements of income were prepared based on historical financial information and have been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma statements of income use estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information does not reflect any cost savings that might be achieved from operating the business under a single owner and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.  The pro forma data reflect the application of the following adjustments:

•
Elimination of the pretax gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt, which is considered non-recurring ($181.4 million for the three months ended March 31, 2011).

•	Additional amortization expense related to the fair value of acquired identifiable intangible assets ($0.1 million for both the three months ended March 31, 2011 and 2010).
•
Reduction of depreciation expense related to the fair value adjustment to property, plant and equipment ($1.0 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively).

•
Reduction in interest expense as a result of increasing the carrying value of acquired debt obligations to its estimated fair value ($0.1 million for both the three months ended March 31, 2011 and 2010).

•
Additional accretion expense for the earn out liability that was recorded as a result of the acquisition ($0.4 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively).

•
Elimination of transaction costs incurred in 2011 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($0.8 million for the three months ended March 31, 2011).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision for the three months ended March 31, 2011 reflects a reduction of $76.0 million related to the elimination of the gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt.  The pro forma tax provision for the three months ended March 31, 2011 and 2010 reflects an increase of $2.5 million and $0.2 million, respectively, associated with the incremental pretax income and the fair value adjustments for acquired intangible assets, property, plant and equipment and the SunBelt Notes, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

RESTRUCTURING CHARGE

On December 9, 2010, our board of directors approved a plan to convert the 260,000 tons of mercury cell capacity at our Charleston, TN facility to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The project has an estimated capital cost of approximately $160 million.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  This action will reduce our chlor alkali manufacturing capacity by 100,000 tons.  We based our decision to convert and reconfigure on several factors.  First, over the previous eighteen months we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation that was passed in 2008 governing the treatment of mercury that significantly limits our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25% and the configuration of the new plant will result in an increase in our capacity to produce potassium hydroxide.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removes the highest cost production capacity from our system.  We currently expect to complete the conversion and reconfiguration by the end of 2012.  We recorded a pretax restructuring charge of $28.0 million in the fourth quarter of 2010.  The restructuring charge included write-off of equipment and facility costs of $17.5 million, acceleration of asset retirement obligations of $6.7 million, employee severance and related benefit costs of $2.8 million, and lease and other contract termination costs of $1.0 million.  For the three months ended March 31, 2011, we recorded a pretax restructuring charge of less than $0.1 million for the accretion of employee severance and related benefit costs.  We expect to incur additional charges related to the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process over the next several years; however, at this time, we are not able to estimate the extent of any additional expenses that may be incurred in connection with the implementation of the exit plans.

On November 3, 2010, we announced that we made the decision to relocate Winchester centerfire ammunition operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  Consistent with this decision we have initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  We recorded a pretax restructuring charge of $6.2 million in the fourth quarter of 2010.  The restructuring charge included employee severance and related benefit costs of $3.2 million and a non-cash pension and other postretirement benefits curtailment charge of $3.0 million.  For the three months ended March 31, 2011, we recorded a pretax restructuring charge of less than $0.1 million for the accretion of employee severance and related benefits costs.  We expect to incur additional charges related to the transfer of these operations over the next several years; however, at this time, we are not able to estimate the extent of any additional expenses that may be incurred in connection with the relocation.

The following table summarizes the major components of the 2010 restructuring actions and the remaining balances as of March 31, 2011:

	2010 Restructuring Charge	2011 Restructuring Charge		Amounts Utilized	Accrued Restructuring Costs
	($ in millions)
Write-off of equipment and facility	$17.5	$	―	$(17.5)	$	―
Facility exit costs (asset retirement obligations)	6.7		―	(6.7)		―
Employee severance and job related benefits	6.0		0.1	―		6.1
Pension and other postretirement benefits curtailment	3.0		―	(3.0)		―
Lease and other contract termination costs	1.0		―	―		1.0
	$34.2		$0.1	$(27.2)		$7.1

As of March 31, 2011, we have not incurred any cash expenditures related to the 2010 restructuring actions.  The majority of the remaining balance of $7.1 million of the 2010 restructuring actions is expected to be paid out in 2012 through 2015.

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

Allowance for doubtful accounts receivable consisted of the following:
	March 31,
	2011	2010
	($ in millions)
Balance at beginning of year	$4.8	$3.3
Provisions charged	0.4	0.1
Recoveries, net of write-offs	0.6	—
Balance at end of period	$5.8	$3.4

INVENTORIES

Inventories consisted of the following:
	March 31, 2011	December 31, 2010	March 31, 2010
	($ in millions)
Supplies	$33.2	$30.8	$29.3
Raw materials	67.4	56.5	60.3
Work in process	33.9	24.7	27.6
Finished goods	119.3	104.4	97.5
	253.8	216.4	214.7
LIFO reserve	(74.1)	(60.8)	(58.3)
Inventories, net	$179.7	$155.6	$156.4

In conjunction with the acquisition of SunBelt, we obtained inventories with a fair value of $4.0 million, as of February 28, 2011.  Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts, and maintenance parts.  Elements of costs in inventories included raw materials, direct labor, and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2011, reflect certain estimates relating to inventory quantities and costs at December 31, 2011.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $74.1 million, $60.8 million and $58.3 million higher than reported at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2011	2010
Computation of Basic Income per Share	($ and shares in millions, except per share data)
Net income	$133.7	$14.1
Basic shares	79.6	78.8
Basic net income per share	$1.68	$0.18
Computation of Diluted Income per Share
Diluted shares:
Basic shares	79.6	78.8
Stock-based compensation	0.8	0.6
Diluted shares	80.4	79.4
Diluted net income per share	$1.66	$0.18

The computation of dilutive shares from stock-based compensation does not include 0.3 million and 0.7 million shares for the three months ended March 31, 2011 and 2010, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2010 and are expected to be material to operating results in 2011.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $166.1 million, $167.6 million, and $164.2 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively, of which $138.1 million, $139.6 million, and $129.2 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Three Months Ended March 31,
	2011	2010
	($ in millions)
Charges to income	$2.0	$0.6
Recoveries from third parties of costs incurred and expensed in prior periods	(0.5)	(2.6)
Total environmental expense (income)	$1.5	$(2.0)

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

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site.  There exists the possibility of recovering a portion of these costs from other parties.  We account for gain contingencies in accordance with the provisions of Accounting Standards Codification (ASC) 450 “Contingencies,” (ASC 450), and therefore do not record gain contingencies and recognize income until it is earned and realizable.  During the second quarter of 2011, we are anticipating approximately $10 million of pretax recoveries of environmental costs incurred and expensed in prior periods.

SHAREHOLDERS’ EQUITY

    Our board of directors, in April 1998, authorized a share repurchase program of up to 5 million shares of common stock.  We have repurchased 4,845,924 shares under the April 1998 program.  There were no share repurchases during the three months ended March 31, 2011 and 2010.  At March 31, 2011, 154,076 shares remained authorized to be purchased.

We issued less than 0.1 million shares representing stock options exercised for the three months ended March 31, 2011 and 2010, with a total value of $0.3 million and less than $0.1 million, respectively.  In addition, we issued 0.2 million shares with a total value of $2.5 million for the three months ended March 31, 2010, in connection with our Contributing Employee Ownership Plan (CEOP).  Effective September 23, 2010, our CEOP plan began to purchase shares in the open market in lieu of our issuing shares to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective January 1, 2010, we suspended our matching contributions on all salaried and certain non-bargained hourly employees’ contributions.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2010	$(0.5)	$11.6	$(259.3)	$(248.2)
Unrealized losses	(0.4)	(1.0)	—	(1.4)
Reclassification adjustments into income	—	(3.6)	2.5	(1.1)
Balance at March 31, 2010	$(0.9)	$7.0	$(256.8)	$(250.7)
Balance at January 1, 2011	$0.4	$11.6	$(273.8)	$(261.8)
Unrealized gains	1.3	0.4	—	1.7
Reclassification adjustments into income	—	(3.5)	2.8	(0.7)
Balance at March 31, 2011	$1.7	$8.5	$(271.0)	$(260.8)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included a deferred tax benefit for the three months ended March 31, 2011 and 2010 of $2.0 million and $2.9 million, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included a deferred tax provision for the three months ended March 31, 2011 and 2010 of $1.8 million and $1.6 million, respectively.

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other operating income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended March 31,
	2011	2010
Sales:	($ in millions)
Chlor Alkali Products	$299.4	$230.6
Winchester	136.6	131.4
Total sales	$436.0	$362.0
Income before taxes:
Chlor Alkali Products	$45.2	$10.6
Winchester	12.5	19.5
Corporate/other:
Pension income	6.7	4.7
Environmental (expense) income	(1.5)	2.0
Other corporate and unallocated costs	(18.6)	(17.2)
Restructuring charge	(0.1)	—
Other operating income	1.4	2.3
Interest expense	(7.2)	(6.9)
Interest income	0.2	0.2
Other income	181.2	—
Income before taxes	$219.8	$15.2

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards, and deferred directors’ compensation.  Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2011	2010
	($ in millions)
Stock-based compensation	$2.0	$2.0
Mark-to-market adjustments	1.0	0.8
Total expense	$3.0	$2.8

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant date	2011	2010
Dividend yield	4.32%	4.32%
Risk-free interest rate	3.05%	3.00%
Expected volatility	42%	42%
Expected life (years)	7.0	7.0
Grant fair value (per option)	$5.48	$4.61
Exercise price	$18.78	$15.68
Shares granted	575,000	803,750

Dividend yield for 2011 and 2010 was based on a historical average.  Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options.  Expected volatility was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility.  Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  Expenses of the defined contribution pension plans were $3.6 million and $4.0 million for the three months ended March 31, 2011 and 2010, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.6	$1.6	$0.4	$0.4
Interest cost	23.7	24.8	0.9	1.0
Expected return on plans’ assets	(34.9)	(34.7)	—	—
Amortization of prior service cost	0.1	0.2	(0.1)	(0.1)
Recognized actuarial loss	3.9	3.3	0.7	0.7
Net periodic benefit (income) cost	$(5.6)	$(4.8)	$1.9	$2.0

We made cash contributions to our Canadian qualified defined benefit pension plan of $0.2 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively.  In March 2010, we recorded a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income before taxes.

	Three Months Ended March 31,
Effective Tax Rate Reconciliation (Percent)	2011	2010
Statutory federal tax rate	35.0%	35.0%
Foreign rate differential	—	(0.5)
Domestic manufacturing/export tax incentive	(0.3)	—
Dividends paid to CEOP	(0.1)	(3.2)
State income taxes, net	0.5	(0.9)
Reductions due to statute of limitations	—	(12.1)
Change in valuation allowance	—	(10.4)
Return to provision	—	(2.4)
Remeasurement of deferred taxes	(1.5)	—
Incremental tax effect of SunBelt remeasurement	5.7	—
Other, net	(0.1)	1.7
Effective tax rate	39.2%	7.2%

    The effective tax rate for the three months ended March 31, 2011 included a benefit of $3.4 million related to remeasurement of deferred taxes due to an increase in state tax effective rates and included a deferred tax expense of $76.0 million related to the tax effect of our gain on the remeasurement of our previously held 50% equity interest in SunBelt.  The effective tax rate for the three months ended March 31, 2010 included a benefit of $1.6 million related to the release of a portion of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.

As of March 31, 2011, we had $41.5 million of gross unrecognized tax benefits, which would have a net $39.4 million impact on the effective tax rate, if recognized.  As of March 31, 2010, we had $48.9 million of gross unrecognized tax benefits, of which $46.5 million would have impacted the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:

	March 31,
	2011	2010
	($ in millions)
Balance at beginning of year	$41.5	$50.8
Increases for prior year tax positions	—	0.1
Decreases for prior year tax positions	—	(0.3)
Increases for current year tax positions	—	0.1
Reductions due to statute of limitations	—	(1.8)
Balance at end of period	$41.5	$48.9

As of March 31, 2011, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $8.6 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state, and foreign statutes of limitation.

We operate primarily in North America and file income tax returns in numerous jurisdictions.  Our tax returns are subject to examination by various federal, state and local tax authorities.  For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2007 – 2010
U.S. state income tax	2004 – 2010
Canadian federal income tax	2006 – 2010
Canadian provincial income tax	2006 – 2010

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

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities, and our operations that use foreign currencies.  The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.  We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks.  ASC 815 “Derivatives and Hedging” (ASC 815), formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  In accordance with ASC 815, we designate commodity forward contracts as cash flow hedges of forecasted purchases of commodities and certain interest rate swaps as fair value hedges of fixed-rate borrowings.  We do not enter into any derivative instruments for trading or speculative purposes.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  We had no forward contracts to sell foreign currencies at March 31, 2011, December 31, 2010 and March 31, 2010.  We had forward contracts to buy foreign currencies with a notional value of zero, $0.3 million and $1.7 million at March 31, 2011, December 30, 2010 and March 31, 2010, respectively.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 9.125% senior notes due 2011 (2011 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of March 31, 2011, $2.1 million of this gain was included in current installments of long-term debt.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	March 31, 2011	December 31, 2010	March 31, 2010
	($ in millions)
Copper	$43.3	$25.1	$32.7
Zinc	4.1	3.2	3.8
Lead	29.2	19.6	25.4
Natural gas	3.1	5.5	8.3

As of March 31, 2011, the counterparty to $35.3 million of these commodity forward contracts was Wells Fargo, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company's manufacturing process.  At March 31, 2011, we had open positions in futures contracts through 2013.  If all open futures contracts had been settled on March 31, 2011, we would have recognized a pretax gain of $13.7 million.

If commodity prices were to remain at March 31, 2011 levels, approximately $11.1 million of deferred gains would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of March 31, 2011, December 31, 2010 and March 31, 2010, the total notional amounts of our interest rate swaps designated as fair value hedges were $132.7 million, $132.7 million and $151.6 million, respectively.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial development and environmental improvement tax-exempt bonds (industrial revenue bonds) due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during the three months ended September 30, 2010.  In March 2010, we entered into $125.0 million of interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2011	December 31, 2010	March 31, 2010	Balance Sheet Location	March 31, 2011	December 31, 2010	March 31, 2010
		($ in millions)				($ in millions)
Interest rate contracts	Other current assets	$—	$—	$—	Current installments of long-term debt	$2.1	$2.8	$—
Interest rate contracts	Other assets	4.0	5.3	0.8	Long-term debt	4.0	5.3	5.6
Commodity contracts – gains	Other current assets	14.3	16.9	12.0	Accrued liabilities	—	—	—
Commodity contracts – losses	Other current assets	(0.5)	—	(1.4)	Accrued liabilities	—	—	0.8
		$17.8	$22.2	$11.4		$6.1	$8.1	$6.4

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other current assets	$2.8	$3.8	$—	Accrued liabilities	$0.9	$1.2	$—
Interest rate contracts	Other assets	—	—	5.7	Other liabilities	—	—	1.3
Commodity contracts - gains	Other current assets	—	—	—	Accrued liabilities	—	(0.1)	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	—	0.3	0.7
Foreign currency contracts	Other current assets	—	—	—	Accrued liabilities	—	—	0.1
		$2.8	$3.8	$5.7		$0.9	$1.4	$2.1

Total derivatives(1)		$20.6	$26.0	$17.1		$7.0	$9.5	$8.5

(1)         Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2011	2010
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$0.7	$(1.6)

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	5.8	5.8
Recognized in income (ineffective portion)	Cost of goods sold	—	(0.3)
		$5.8	$5.5
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$1.6	$1.1

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$—	$0.1
Commodity contracts	Cost of goods sold	(0.2)	(0.7)
		$(0.2)	$(0.6)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of March 31, 2011, December 31, 2010 and March 31, 2010, the amounts recognized in other current assets for cash collateral provided by counterparties to us were $1.1 million, $3.2 million and $1.9 million, respectively.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at March 31, 2011	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$6.8	$—	$6.8
Commodity forward contracts	5.9	7.9	—	13.8
Liabilities
Interest rate swaps	$—	$7.0	$—	$7.0
Earn out	—	—	42.5	42.5

Balance at December 31, 2010
Assets
Interest rate swaps	$—	$9.1	$—	$9.1
Commodity forward contracts	7.0	9.9	—	16.9
Liabilities
Interest rate swaps	$—	$9.3	$—	$9.3
Commodity forward contracts	—	0.2	—	0.2

Balance at March 31, 2010
Assets
Interest rate swaps	$—	$6.5	$—	$6.5
Commodity forward contracts	4.4	6.2	—	10.6
Liabilities
Interest rate swaps	$—	$6.9	$—	$6.9
Commodity forward contracts	—	1.5	—	1.5
Foreign currency contracts	0.1	—	—	0.1

For the three months ended March 31, 2011, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our financial instruments measured at fair value using level 3 inputs:

	March 31,
	2011	2010
	($ in millions)
Balance at beginning of year	$—	$—
Purchases, sales and settlements	(42.3)	—
Unrealized loss included in other income	(0.2)	—
Balance at end of period	$(42.5)	$—

Interest Rate Swaps

The fair value of the interest rate swaps was included in other current assets, other assets, current installments of long-term debt, accrued liabilities, long-term debt, and other liabilities as of March 31, 2011, December 31, 2010 and March 31, 2010.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of March 31, 2011, December 31, 2010 and March 31, 2010, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

The fair value of the foreign currency contracts was classified in accrued liabilities as of March 31, 2011, December 31, 2010 and March 31, 2010, with gains and losses included in selling and administration expense, as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.  The fair value of our long-term debt was determined based on current market rates for debt of the same risk and maturities.  At March 31, 2011, December 31, 2010, and March 31, 2010, the estimated fair value of debt was $605.8 million, $530.3 million and $416.0 million, respectively, which compares to debt recorded on the condensed balance sheets of $581.2 million, $496.0 million and $397.1 million, respectively.

Earn Out

The fair value of the earn out associated with the SunBelt acquisition was estimated using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observed in the market.  Key assumptions in determining the fair value of the earn out include the discount rate and cash flow projections for the years ended December 31, 2011, 2012, and 2013.

Nonrecurring Fair Value Measurements

    In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  Assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2011 and 2010 were $180.6 million and zero.  We recognized a gain of $181.4 million on our previously held investment in SunBelt, which had been accounted for under the equity method of accounting prior to the acquisition.  We remeasured our equity interest in SunBelt based on our purchase of PolyOne’s 50% interest in SunBelt.  We used level 1 inputs for the cash payments and level 3 inputs for the estimated earn out.

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

Executive Summary

On February 28, 2011, we acquired PolyOne Corporation’s 50% interest in SunBelt for $132.3 million in cash plus the assumption of a PolyOne guarantee related to the SunBelt Notes.  With this acquisition Olin now owns 100% of SunBelt.  The SunBelt chlor alkali plant, which is located within our McIntosh, AL facility, has approximately 350,000 tons of membrane technology capacity.  In conjunction with the acquisition, we consolidated the SunBelt Notes with a remaining principal balance of $85.3 million.  We also agreed to a three year earn out, which has no guaranteed minimum or maximum, based on the performance of SunBelt.  Our first quarter of 2011 consolidated results included $14.4 million of SunBelt sales and $2.2 million of additional SunBelt pretax income ($3.7 million included in Chlor Alkali Products segment income; less, $0.8 million of acquisition costs, $0.5 million of interest expense, and $0.2 million of accretion expense for our earn out liability) on the 50% interest we acquired.  Finally, the first quarter 2011 results included a one time pretax, non cash gain of $181.4 million associated with the remeasurement of our previously held 50% equity interest in SunBelt.  In conjunction with this remeasurement, a discrete deferred tax expense of $76.0 million was recorded.

Chlor Alkali Products’ segment income was $45.2 million for the first quarter of 2011 which more than quadrupled the first quarter 2010 segment income of $10.6 million, as a result of improvements in both ECU pricing and chlorine and caustic soda volumes.  Chlor Alkali Products’ first quarter segment income improved sequentially from the fourth quarter of 2010 level of $36.5 million, as both volumes and ECU netbacks improved.  Operating rates in Chlor Alkali Products for the first quarter of 2011 were 80%, which was higher than the first quarter of 2010 level of 75%.

First quarter of 2011 ECU netbacks, excluding SunBelt, were approximately $525, which was an increase from the approximately $515 experienced in the fourth quarter of 2010.  The first quarter 2011 SunBelt ECU netback was approximately $560.  The first quarter 2011 improvement in the ECU netback compared to the fourth quarter of 2010 reflects continued benefit from the $135 of caustic soda price increases announced in the third quarter of 2010.  The sequential improvement in caustic soda prices was partially offset by lower chlorine prices.  In 2011, three additional caustic soda price increases have been announced totaling $150 per ton.  While the success of these caustic soda price increases is not yet known, the benefits of these caustic soda price increases, if realized, are expected in our system starting in the second quarter of 2011 with the majority affecting the third and fourth quarters of 2011.  In March 2011, we announced a $60 per ton chlorine price increase.  While the success of this chlorine price increase is not yet known, the benefits of this chlorine price increase, if realized, are expected in our system in the second and third quarters of 2011.

Winchester segment income of $12.5 million in the first quarter of 2011 compared to $19.5 million in the first quarter of 2010.  The decrease in segment income reflects the impact of higher commodity metals and other material costs, higher manufacturing costs and incremental costs associated with the relocation of the centerfire operations to Oxford, MS.  As a result of announced price increases, Winchester experienced some acceleration of buying in commercial products as customers purchased product in advance of the announced price increases, which, if realized, become effective during the second quarter of 2011.  First quarter 2011 commercial sales increased approximately 5% compared to the first quarter of 2010, while law enforcement and military sales were comparable to first quarter 2010 levels.

Consolidated Results of Operations
	Three Months Ended March 31,
	2011	2010
	($ in millions, except per share data)
Sales	$436.0	$362.0
Cost of goods sold	359.2	312.5
Gross margin	76.8	49.5
Selling and administration	39.5	32.1
Restructuring charge	0.1	—
Other operating income	1.4	2.3
Operating income	38.6	19.7
Earnings of non-consolidated affiliates	7.0	2.2
Interest expense	7.2	6.9
Interest income	0.2	0.2
Other income	181.2	—
Income before taxes	219.8	15.2
Income tax provision	86.1	1.1
Net income	$133.7	$14.1
Net income per common share:
Basic	$1.68	$0.18
Diluted	$1.66	$0.18

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Sales for the three months ended March 31, 2011 were $436.0 million compared to $362.0 million last year, an increase of $74.0 million, or 20%.  Chlor Alkali Products’ sales increased $68.8 million, or 30%, primarily due to the inclusion of SunBelt sales of $14.4 million, higher ECU prices, and increased volumes.  Our ECU netbacks, excluding SunBelt, increased 19% compared to the same period in the prior year.  Winchester sales increased by $5.2 million, or 4%, from the three months ended March 31, 2010 primarily due to higher sales volumes.

Gross margin increased $27.3 million, or 55%, compared to the three months ended March 31, 2010, primarily as a result of improved Chlor Alkali Products’ gross margin due to the contribution from SunBelt, increased ECU netbacks, and higher volumes, partially offset by reduced Winchester gross margin resulting from higher commodity and other material costs.  Gross margin as a percentage of sales increased to 18% in 2011 from 14% in 2010.

Selling and administration expenses for the three months ended March 31, 2011 increased $7.4 million, or 23%, from the three months ended March 31, 2010 primarily due to increased management incentive compensation of $1.6 million, higher recruiting and relocation charges of $1.3 million, increased salary costs of $1.0 million, increased expenses associated with the consolidation of SunBelt operations of $0.8 million, higher costs of $0.8 million related to the acquisition of the remaining 50% of SunBelt, and a higher level of legal and legal-related settlement expenses of $0.8 million.  Selling and administration expenses as a percentage of sales were 9% in 2011 and 2010.

Restructuring charges for the three months ended March 31, 2011 included accretion of employee severance and related benefit costs associated with the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Other operating income for the three months ended March 31, 2011 decreased by $0.9 million from the same period in 2010.  Other operating income for the three months ended March 31, 2011 and 2010 included $1.0 million and $2.0 million, respectively, of gains on the disposition of property, plant and equipment associated with the Charleston, TN conversion project and the St. Gabriel, LA conversion and expansion project.

The earnings of non-consolidated affiliates were $7.0 million for the three months ended March 31, 2011, an increase of $4.8 million from the three months ended March 31, 2010, primarily due to higher ECU netbacks and increased volumes at SunBelt.  On, February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

Interest expense increased by $0.3 million in 2011, primarily due to a higher level of outstanding debt, which includes the SunBelt Notes, partially offset by lower interest rates.

Other income for the three months ended March 31, 2011 included a gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt, partially offset by $0.2 million of accretion expense for our earn out liability from the SunBelt acquisition.

The effective tax rate for the three months ended March 31, 2011 included a $3.4 million reduction in expense associated with the remeasurement of deferred taxes due to an increase in state effective tax rates and a $76.0 million increase in expense associated with the remeasurement of our SunBelt investment.  After giving consideration to these two items of $72.6 million, and the SunBelt pretax gain of $181.4 million, for the three months ended March 31, 2011, the effective tax rate of 35.2% was slightly higher than the 35% U.S. federal statutory rate, which includes the effect of state income taxes which are offset by favorable permanent tax deduction items and the utilization of certain state tax credits.  The effective tax rate for the three months ended March 31, 2010 included a $1.8 million reduction in expense associated with the expiration of statutes of limitation in domestic jurisdictions, a $1.6 million reduction in expense related to the release of a portion of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations, and a $0.4 million benefit associated with certain prior years’ tax returns.  After giving consideration to these three items of $3.8 million, the effective tax rate for the three months ended March 31, 2010 of 32.2% was lower than the 35% U.S. federal statutory rate primarily due to favorable permanent tax deduction items and the utilization of certain state tax credits, which offset the effect of state income taxes.  During periods of low earnings, our effective tax rate can be significantly impacted by permanent tax deduction items, return to provision adjustments, changes in tax contingencies and valuation allowances, and tax credits.

Segment Results

We define segment results as income before interest expense, interest income, other operating income, other income, and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended March 31,
	2011	2010
Sales:	($ in millions)
Chlor Alkali Products	$299.4	$230.6
Winchester	136.6	131.4
Total sales	$436.0	$362.0
Income before taxes:
Chlor Alkali Products(1)	$45.2	$10.6
Winchester	12.5	19.5
Corporate/other:
Pension income(2)	6.7	4.7
Environmental (expense) income(3)	(1.5)	2.0
Other corporate and unallocated costs	(18.6)	(17.2)
Restructuring charge(4)	(0.1)	—
Other operating income	1.4	2.3
Interest expense	(7.2)	(6.9)
Interest income	0.2	0.2
Other income(5)	181.2	—
Income before taxes	$219.8	$15.2

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $7.0 million and $2.2 million for the three months ended March 31, 2011 and 2010, respectively.  On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are not included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

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

(3)
Environmental (expense) income for the three months ended March 31, 2011 and 2010 included $0.5 million and $2.6 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental (expense) income is included in cost of goods sold in the condensed statements of income.

(4)
Restructuring charges for the three months ended March 31, 2011 of $0.1 million included accretion of employee severance and related benefit costs associated with the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)
Other income for the three months ended March 31, 2011 included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.  The income tax provision included a $76.0 million discrete deferred tax expense as a result of the remeasurement of the SunBelt investment.

Chlor Alkali Products

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Chlor Alkali Products’ sales for the three months ended March 31, 2011 were $299.4 million compared to $230.6 million for the three months ended March 31, 2010, an increase of $68.8 million, or 30%.  The acquisition of SunBelt contributed sales of $14.4 million.  Chlor Alkali Products’ sales excluding SunBelt, increased $54.4 million, or 24%.  The sales increase was primarily due to higher ECU pricing, which increased 19% from the three months ended March 31, 2010, and higher chlorine and caustic soda volumes of 8%.  Bleach volumes increased 32% for the three months ended March 31, 2011 compared to the same period last year, while hydrochloric acid volumes increased 30% compared to the three months ended March 31, 2010.  Our ECU netback, excluding SunBelt, was approximately $525 for the three months ended March 31, 2011 compared to approximately $440 for the three months ended March 31, 2010.  Freight costs included in the ECU netback increased 19% for the three months ended March 31, 2011, compared to the same period last year, primarily due to higher railroad freight rates.  Our operating rate for the three months ended March 31, 2011 was 80%, compared to the operating rate of 75% for the three months ended March 31, 2010.  The higher operating rate for 2011 resulted from higher chlorine and caustic soda demand.

Chlor Alkali Products posted segment income of $45.2 million for the three months ended March 31, 2011, compared to $10.6 million for the same period in 2010, an increase of $34.6 million.  Chlor Alkali Products segment income was higher primarily due to higher ECU netbacks ($18.5 million), increased volumes ($11.4 million), and higher SunBelt earnings ($11.3 million), primarily related to higher ECU netbacks and $3.7 million of additional income on the remaining 50% interest we acquired.  These increases were partially offset by increased operating costs ($6.6 million), primarily raw materials and electricity.

Winchester

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Winchester sales were $136.6 million for the three months ended March 31, 2011 compared to $131.4 million for the three months ended March 31, 2010, an increase of $5.2 million, or 4%.  Sales of ammunition to commercial customers were higher by $5.0 million, as customers purchased products in advance of announced second quarter price increases.  Shipments to military customers, law enforcement agencies and industrial customers, who primarily supply the construction sector, were comparable to the three months ended March 31, 2010.

Winchester reported segment income of $12.5 million for the three months ended March 31, 2011 compared to $19.5 million for the three months ended March 31, 2010, a decrease of $7.0 million, or 36%.  The decrease was primarily due to the impact of increased commodity and other material costs and higher operating costs ($10.3 million), partially offset by increased volumes and higher selling prices ($3.3 million).

Corporate/Other

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

For the three months ended March 31, 2011, pension income included in corporate/other was $6.7 million compared to $4.7 million for the three months ended March 31, 2010.  Pension income for the three months ended March 31, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.  On a total company basis, defined benefit pension income for the three months ended March 31, 2011 was $5.6 million compared to $4.8 million for the three months ended March 31, 2010.

For the three months ended March 31, 2011, charges to income for environmental investigatory and remedial activities were $1.5 million compared to credits to income of $2.0 million for the three months ended March 31, 2010, which included $0.5 million and $2.6 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $2.0 million for the three months ended March 31, 2011 compared with $0.6 million for the three months ended March 31, 2010.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2011, other corporate and unallocated costs were $18.6 million compared to $17.2 million for the three months ended March 31, 2010, an increase of $1.4 million, or 8%.  The increase was primarily due to increased legal and legal-related settlement expenses of $1.0 million, higher management incentive compensation costs of $0.9 million, and SunBelt acquisition costs of $0.8 million, partially offset by decreased insurance costs of $1.2 million.

Outlook

Net income in the second quarter of 2011 is projected to be in the $0.45 per diluted share range compared with $0.21 per diluted share in the second quarter of 2010.

In Chlor Alkali Products, the second quarter of 2011 segment income is expected to improve compared to both the first quarter of 2011 income of $45.2 million and the second quarter of 2010 income of $26.1 million.  The improved segment income anticipates higher ECU netbacks, higher chlorine and caustic soda shipment volumes and the earnings from a full quarter of 100% SunBelt ownership.  The Chlor Alkali Products’ operating rate in the second quarter of 2011 is forecast to exceed both the second quarter of 2010 level of 83% and the first quarter of 2011 level of 80%.

First quarter of 2011 ECU netbacks, excluding SunBelt, were approximately $525, which was an increase from the approximately $515 experienced in the fourth quarter of 2010.  The first quarter 2011 improvement in the ECU netback compared to the fourth quarter of 2010 reflects continued benefit from the $135 of caustic soda price increases announced in the third quarter of 2010.  The sequential improvement in caustic soda prices was partially offset by lower chlorine prices.  In 2011, three additional caustic soda price increases have been announced totaling $150 per ton.  While the success of these caustic soda price increases is not yet known, the benefits of these caustic soda price increases, if realized, are expected in our system starting in the second quarter of 2011 with the majority affecting the third and fourth quarters of 2011.  In March 2011, we announced a $60 per ton chlorine price increase.  While the success of this chlorine price increase is not yet known, the benefits of this chlorine price increase, if realized, are expected in our system in the second and third quarters of 2011.  The positive pricing and volume momentum we have been experiencing in Chlor Alkali Products began accelerating in the first quarter of 2011 and should benefit the business for the balance of the year.  This momentum provides us with the opportunity in 2011 to achieve the highest level of earnings before interest, taxes, depreciation and amortization (EBITDA) since the spin-off of Arch Chemicals in 1999.

Bleach volumes in the first quarter of 2011 increased approximately 32% compared to first quarter of 2010 levels.  We have now experienced ten consecutive quarters, on a year-over-year basis, of volume growth in bleach shipments at a rate in excess of 10%.  We are currently forecasting an additional 15% to 20% growth in bleach shipments in 2011 compared to 2010.  During 2010, approximately 9% of our effective chlor alkali capacity was consumed making bleach.  The continuation of these initiatives and the start-up of our first low salt, high strength bleach facility in McIntosh, AL, which is expected during the fourth quarter of 2011, will drive future growth.  This new facility will allow us to produce bleach that is approximately twice the concentration of the bleach produced with the conventional technology, and this has the effect of both doubling our local capacity and reducing our freight costs.

Winchester second quarter 2011 segment income is expected to decline more than 50% from the second quarter 2010 levels of $21.1 million.  Higher commodity metal costs and less favorable product mix compared to the prior year second quarter are forecast to negatively impact second quarter of 2011 Winchester segment income.  The higher than normal levels of commercial demand that began in the fourth quarter of 2008 continued through the second quarter of 2010.  However, beginning with the third quarter of 2010, Winchester began to experience a decline in commercial demand from the 2009 levels.

The average spot price of copper in the first quarter of 2011 was $4.39 per pound compared to $3.28 per pound in the first quarter of 2010 and the average per pound price of lead in the first quarter of 2011 was $1.18 compared to $1.01 in the first quarter of 2010.  The price escalations for copper and lead represent approximately $8 million of first quarter year-over-year cost increases for the Winchester business.  Winchester utilizes approximately three times as much lead as copper and three times as much copper as zinc.  In 2011, the price of copper and lead will likely present a significant challenge.  In response to these increases on metal prices, Winchester and the other two major North American producers have announced price increases of 5% to 15% depending on the product, which will become effective no later than June 1.  The success of these price increases is not yet known, but the benefits of these price increases, if realized, are expected to offset some of the commodity metal price increases during the second half of 2011.

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

Without the recoveries of environmental costs incurred and expensed in prior periods, charges for environmental investigatory and remedial activities for the second quarter of 2011 are forecast to increase approximately $6 million compared to the first quarter of 2011 level of $2.0 million.    During the second quarter of 2011, we are anticipating approximately $10 million of pretax recoveries of environmental costs incurred and expensed in prior periods.  Without the recoveries of environmental costs incurred and expensed in prior periods, we anticipate that 2011 charges for environmental investigatory and remedial activities will be in the $25 million range, which is comparable with the average environmental cost for the last 5 years, but higher than the 2010 level of $16.3 million.  We do not believe that there are additional significant opportunities to recover environmental costs incurred and expensed in prior periods beyond the approximately $10 million forecast to be received in the second quarter of 2011.

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

For the total year 2011, we expect capital spending to be in the $235 million to $255 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology and the relocation of our Winchester centerfire ammunition manufacturing operations.  The capital spending for the Winchester relocation will be partially financed by approximately $31 million of grants provided by the State of Mississippi and local governments.  Also, we expect to continue capital spending for the low salt, high strength bleach facility located at our McIntosh, AL site, which is expected to be completed in 2011.  We expect depreciation expense to be in the $100 million range for 2011.

Environmental Matters

Environmental provisions charged (credited) to income, which are included in costs of goods sold, were as follows:

	Three Months Ended March 31,
	2011	2010
	($ in millions)
Charges to income	$2.0	$0.6
Recoveries from third parties of costs incurred and expensed in prior periods	(0.5)	(2.6)
Total environmental expense (income)	$1.5	$(2.0)

Our liabilities for future environmental expenditures were as follows:
	March 31,
	2011	2010
	($ in millions)
Balance at beginning of year	$167.6	$166.1
Charges to income	2.0	0.6
Remedial and investigatory spending	(3.8)	(2.9)
Currency translation adjustments	0.3	0.4
Balance at end of period	$166.1	$164.2

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2011 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be in the $25 million range.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.3 million at March 31, 2011.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action, and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2010 and are expected to be material to operating results in 2011 and future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $166.1 million at March 31, 2011, $167.6 million at December 31, 2010, and $164.2 million at March 31, 2010, of which $138.1 million, $139.6 million, and $129.2 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between approximately $50 million to $70 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties, and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At March 31, 2011, December 31, 2010 and March 31, 2010, our condensed balance sheets included liabilities for these legal actions of $16.2 million, $18.1 million and $16.9 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial statements or results of operations in the near term.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data
	Three Months Ended March 31,
	2011	2010
Provided By (Used For)	($ in millions)
Gain on remeasurement of investment in SunBelt	$(181.4)	$—
Net operating activities	(27.0)	(14.4)
Capital expenditures	(25.6)	(21.4)
Business acquired in purchase transaction, net of cash acquired	(123.4)	—
Net investing activities	(135.6)	(19.5)
Net financing activities	(15.6)	(13.6)

Operating Activities

For the three months ended March 31, 2011, cash used for operating activities increased by $12.6 million from the three months ended March 31, 2010, primarily due to a larger increase in working capital, partially offset by higher earnings.  For the three months ended March 31, 2011, working capital increased $71.2 million compared to an increase of $41.9 million in 2010.  Receivables increased from December 31, 2010 by $52.6 million as a result of higher sales in the first quarter of 2011 compared with the fourth quarter of 2010.  Our first quarter 2011 days sales outstanding was approximately the same as the prior year.  Inventories increased from December 31, 2010 by $20.1 million, primarily due to a typical seasonal increase in Winchester.  The 2011 cash from operations was also impacted by a $1.6 million increase in cash tax payments.  The three months ended March 31, 2011 and 2010 included cash contributions to our Canadian qualified defined benefit pension plan of $0.2 million and $2.4 million, respectively.

Investing Activities

Capital spending of $25.6 million for the three months ended March 31, 2011 was $4.2 million higher than the corresponding period in 2010.  For the total year 2011, we expect our capital spending to be in the $235 million to $255 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology and the relocation of our Winchester centerfire ammunition manufacturing operations.  The capital spending for the Winchester relocation will be partially financed by approximately $31 million of grants provided by the State of Mississippi and local governments.  We expect depreciation to be in the $100 million range for 2011.

On February 28, 2011, we acquired the remaining 50% interest in SunBelt and paid cash of $123.4 million, net of $8.9 million of cash acquired.

Financing Activities

For the three months ended March 31, 2011, we utilized $2.9 million of restricted cash that was required to be used to fund capital projects in Alabama.

We issued less than 0.1 million shares representing stock options exercised for the three months ended March 31, 2011 and 2010, with a total value of $0.3 million and less than $0.1 million, respectively.  We issued 0.2 million shares of common stock with a total value of $2.5 million to the CEOP for the three months ended March 31, 2010.  Effective September 23, 2010, our CEOP plan began to purchase shares in the open market in lieu of our issuing shares to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective January 1, 2010, we suspended our matching contributions on all salaried and certain non-bargained hourly employees’ contributions.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions.

The percent of total debt to total capitalization increased to 38.0% at March 31, 2011 from 37.4% at December 31, 2010.  The increase was due to a higher level of long-term debt at March 31, 2011 resulting from the consolidation of the SunBelt Notes, partially offset by higher shareholders’ equity resulting from the net income for the three months ended March 31, 2011.

In the first quarter of 2011 and 2010, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the three months ended March 31, 2011 and 2010 were $15.9 million and $15.8 million, respectively.  On April 28, 2011, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 10, 2011 to shareholders of record on May 10, 2011.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, restricted cash, cash flow from operations, and borrowings under our senior revolving credit facility.  Additionally, we believe that we have access to the debt and equity markets.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as vinyls, urethanes, bleach, ammunition, and pulp and paper.  The seasonality of the ammunition business, which is typically driven by the fall hunting season, and the seasonality of the vinyls and bleach business, which are stronger in periods of warmer weather, typically cause working capital to fluctuate between $50 million to $100 million over the course of the year.  Cash flow from operations is affected by changes in ECU selling prices caused by changes in the supply/demand balance of chlorine and caustic soda, resulting in the chlor alkali business having significant leverage on our earnings and cash flow.  For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $18 million annual change in our revenues and pretax profit when we are operating at full capacity.

For the three months ended March 31, 2011, cash used for operating activities increased by $12.6 million from the three months ended March 31, 2010, primarily due to a larger increase in working capital, partially offset by higher earnings.  For the three months ended March 31, 2011, working capital increased $71.2 million compared to an increase of $41.9 million in 2010.  Receivables increased from December 31, 2010 by $52.6 million as a result of higher sales in the first quarter of 2011 compared with the fourth quarter of 2010.  Our first quarter 2011 days sales outstanding was approximately the same as the prior year.  Inventories increased from December 31, 2010 by $20.1 million, primarily due to a typical seasonal increase in Winchester.  The 2011 cash from operations was also impacted by a $1.6 million increase in cash tax payments.  The three months ended March 31, 2011 and 2010 included cash contributions to our Canadian qualified defined benefit pension plan of $0.2 million and $2.4 million, respectively.

Capital spending of $25.6 million for the three months ended March 31, 2011 was $4.2 million higher than the corresponding period in 2010.  For the total year 2011, we expect our capital spending to be in the $235 million to $255 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology and the relocation of our Winchester centerfire ammunition manufacturing operations.  The capital spending for the Winchester relocation will be partially financed by approximately $31 million of grants provided by the State of Mississippi and local governments.  We expect depreciation to be in the $100 million range for 2011.

The use of cash of $178.2 million for the three months ended March 31, 2011, primarily reflects the acquisition of the remaining 50% equity interest in SunBelt and normal seasonal growth in working capital.  Based on the seasonality of our working capital, our March 31, 2011 unrestricted cash balance of $280.4 million, the restricted cash balance of $99.1 million, and the availability of $231.4 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

In December 2010, we completed a financing of American Recovery and Reinvestment Act of 2009 (Recovery Zone) tax-exempt bonds totaling $41.0 million due 2035.  The bonds were issued by the Industrial Development Board of the County of Bradley and the City of Cleveland, TN (TN Authority) pursuant to a trust indenture between the TN Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank), as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 27, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the TN Authority to us under a loan agreement, whereby we are obligated to make loan payments to the TN Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $41.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our Charleston, TN facility mercury cell conversion.  As of March 31, 2011, $41.0 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Charleston, TN facility mercury cell conversion.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending on our relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of March 31, 2011, $42.0 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70 million due 2024.  The bonds include $50 million issued pursuant to the Gulf Opportunity Go Zone Act of 2005 (Go Zone) and $20 million issued pursuant to the Recovery Zone Act.  The bonds were issued by the Industrial Development Authority of Washington County, AL (AL Authority) pursuant to a trust indenture between the AL Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit agreement.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We have the option to borrow up to the entire $70 million in a series of draw downs through December 31, 2011.  During 2010, we drew $34.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.  As of March 31, 2011, $16.1 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the capital project spending at our McIntosh, AL facility.

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

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In conjunction with the SunBelt acquisition, we consolidated the SunBelt Notes with a remaining principal balance of $85.3 million.

We have guaranteed the Series O Notes, and PolyOne, our former SunBelt partner, has guaranteed the Series G Notes, in both cases pursuant to customary guaranty agreements.  We have agreed to indemnify PolyOne for any payments or other costs under the guarantee in favor of the purchasers of the Series G Notes, to the extent any payments or other costs arise from a default or other breach under the SunBelt Notes.  However, if SunBelt does not make timely payments on the SunBelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the SunBelt Notes may proceed against the assets of SunBelt for repayment.

At March 31, 2011, we had $231.4 million available under our $240 million senior revolving credit facility, because we had issued $8.6 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2011 and 2010, and December 31, 2010, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of March 31, 2011, there were no covenants or other restrictions that limited our ability to borrow.

At March 31, 2011, we had total letters of credit of $34.4 million outstanding, of which $8.6 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have a $25 million letter of credit facility, which we reduced from $35 million during 2010.  The letters of credit were used to support certain long-term debt and certain workers compensation insurance policies.

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

Our current debt structure is used to fund our business operations.  As of March 31, 2011, we had long-term borrowings, including current installments, of $581.2 million, of which $119.9 million was issued at variable rates.  We have entered into interest rate swaps on $132.7 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense.  In March 2010, we entered into $125.0 million of interest rate swaps on the 2016 Notes.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings.  Accordingly, the swap agreements have been recorded at their fair market value of $4.0 million and are included in other assets on the accompanying condensed balance sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of March 31, 2011, $2.1 million of this gain was included in current installments of long-term debt.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC S02, Inc.  Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide.  Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us.  The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of approximately $0.2 million regardless of the amount of sulfur dioxide purchased.  Commitments related to this agreement are approximately $2.4 million in 2011 and $0.6 million in 2012.  This supply agreement expires in 2012.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At March 31, 2011, December 31, 2010, and March 31, 2010, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In December 2010, the FASB issued Accounting Standards Update (ASU) 2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which amends ASC 805 “Business Combinations” (ASC 805).  This update clarified that an entity is required to disclose pro forma revenue and earnings as though the business combination that occurred during the current period had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, this standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  We adopted the provisions of ASU 2010-29 on January 1, 2011.  The adoption of this update required additional disclosures for our acquisition of the remaining 50% equity interest in SunBelt.  This update did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures About Fair Value Measurements” (ASU 2010-06), which amends ASC 820.  This update adds new fair value disclosure requirements about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  This update expands disclosures on valuation techniques and inputs used to measure fair value.  This update is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010.  We adopted the provisions of ASU 2010-06 on January 1, 2010, except for the requirement to provide the additional Level 3 activity, which was adopted on January 1, 2011.  The adoption of this update did not have a material effect on our consolidated financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of March 31, 2011, we maintained open positions on futures contracts totaling $79.7 million ($53.4 million at December 31, 2010 and $70.2 million at March 31, 2010).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2011, we would experience a $8.0 million ($5.3 million at December 31, 2010 and $7.0 million at March 31, 2010) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of March 31, 2011, December 31, 2010, and March 31, 2010, we had long-term borrowings of $581.2 million, $496.0 million, and $397.1 million, respectively, of which $119.9 million at both March 31, 2011 and December 31, 2010 and $4.7 million at March 31, 2010 were issued at variable rates.  As a result of the amount of variable-rate financings compared to our fixed-rate financings, we entered into floating interest rate swaps in order to manage interest expense and floating interest rate exposure to optimal levels.  We have entered into $132.7 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  In April 2010, Citibank, N.A. terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during the three months ended September 30, 2010.  In March 2010, we entered into $125.0 million of interest rate swaps on the 2016 Notes.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In all cases, the underlying index for the variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A., a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of March 31, 2011, $2.1 million of this gain was included in current installments of long-term debt.

The following table reflects the swap activity related to certain debt obligations as of March 31, 2011:

Underlying Debt Instrument	Swap Amount	Date of Swap	March 31, 2011
	($ in millions)		Olin Pays Floating Rate:
9.125%, due 2011	$50.0	December 2001	3.92%
9.125%, due 2011	$25.0	March 2002	3.25-4.25%	(a)
6.75%, due 2016	$65.0	March 2010	3.25-4.25%	(a)
6.75%, due 2016	$60.0	March 2010	3.25-4.25%	(a)
Industrial development obligation at a fixed interest rate of 6.625% due 2017	$7.7	March 2002	0.72%
			Olin Receives Floating Rate:
9.125%, due 2011	$75.0	January 2009	7.35%

(a)  Actual rate is set in arrears.  We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $1.6 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010, include, but are not limited to the following:

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	changes in legislation or government regulations or policies;

•	higher-than-expected raw material and energy, transportation, and/or logistics costs;

•	weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior revolving credit facility and certain tax-exempt bonds;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service; and

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital.

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

Not Applicable.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)         Not applicable.

(b)         Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2011	—	N/A	—
February 1-28, 2011	—	N/A	—
March 1-31, 2011	—	N/A	—
Total				154,076	(1)

(1)
On April 30, 1998, the issuer announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock.  Through March 31, 2011, 4,845,924 shares had been repurchased, and 154,076 shares remain available for purchase under that program, which has no termination date.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Removed and Reserved.

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits.

2.1
Purchase Agreement dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc. – Exhibit 2.1 to Form 8-K dated March 3, 2011*

11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Previously filed as indicated and incorporated herein by reference.

(1)Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ John E. Fischer
Senior Vice President and Chief Financial Officer (Authorized Officer)

Date: May 2, 2011

EXHIBIT INDEX

Exhibit No.	Description
2.1
Purchase Agreement dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc. – Exhibit 2.1 to Form 8-K dated March 3, 2011*

11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Previously filed as indicated and incorporated herein by reference.

(1)Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.