Form 10-Q
period 2011-09-30
OLIN CORP
filed 2011-10-28
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of September 30, 2011, 80,162,837 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2011	December 31, 2010	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$318.3	$458.6	$393.4
Receivables, net	290.5	186.9	231.1
Income tax receivable	2.2	6.1	12.5
Inventories	166.3	155.6	157.3
Current deferred income taxes	50.4	46.0	40.9
Other current assets	11.1	29.6	17.6
Total current assets	838.8	882.8	852.8
Property, plant and equipment (less accumulated depreciation of $1,122.1, $1,068.1 and $1,048.2)	821.3	675.0	683.8
Prepaid pension costs	46.1	16.3	33.7
Restricted cash	71.6	102.0	—
Other assets	86.8	72.3	92.2
Goodwill	627.4	300.3	300.3
Total assets	$2,492.0	$2,048.7	$1,962.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$87.8	$77.8	$1.8
Accounts payable	129.6	115.5	107.9
Accrued liabilities	237.6	197.7	189.5
Total current liabilities	455.0	391.0	299.2
Long-term debt	501.8	418.2	385.1
Accrued pension liability	55.2	58.6	50.4
Deferred income taxes	113.5	23.5	39.8
Other liabilities	359.3	327.1	330.9
Total liabilities	1,484.8	1,218.4	1,105.4
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 80.2, 79.6 and 79.6 shares	80.2	79.6	79.6
Additional paid-in capital	852.4	842.3	840.1
Accumulated other comprehensive loss	(270.6)	(261.8)	(246.3)
Retained earnings	345.2	170.2	184.0
Total shareholders’ equity	1,007.2	830.3	857.4
Total liabilities and shareholders’ equity	$2,492.0	$2,048.7	$1,962.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$550.2	$432.8	$1,515.3	$1,200.5
Operating expenses:
Cost of goods sold	432.7	366.5	1,205.6	1,026.7
Selling and administration	39.8	33.3	121.8	101.3
Restructuring charges	4.1	—	6.6	—
Other operating income	4.3	0.3	5.9	2.6
Operating income	77.9	33.3	187.2	75.1
Earnings of non-consolidated affiliates	0.8	11.6	8.5	22.8
Interest expense	7.9	6.4	22.5	19.5
Interest income	0.2	0.3	0.7	0.7
Other (expense) income	(1.6)	—	179.0	0.1
Income before taxes	69.4	38.8	352.9	79.2
Income tax provision	22.2	7.0	129.9	16.4
Net income	$47.2	$31.8	$223.0	$62.8
Net income per common share:
Basic	$0.59	$0.40	$2.79	$0.79
Diluted	$0.58	$0.40	$2.76	$0.79
Dividends per common share	$0.20	$0.20	$0.60	$0.60
Average common shares outstanding:
Basic	80.2	79.4	79.9	79.1
Diluted	80.8	80.2	80.8	79.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares Issued	Par Value
Balance at January 1, 2010	78.7	$78.7	$823.1	$(248.2)	$168.7	$822.3
Comprehensive income:
Net income	—	—	—	—	62.8	62.8
Translation adjustment	—	—	—	(0.6)	—	(0.6)
Net unrealized loss	—	—	—	(4.9)	—	(4.9)
Amortization of prior service costs and actuarial losses, net	—	—	—	7.4	—	7.4
Comprehensive income						64.7
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(47.5)	(47.5)
Common stock issued for:
Stock options exercised	0.2	0.2	2.3	—	—	2.5
Employee benefit plans	0.6	0.6	9.6	—	—	10.2
Other transactions	0.1	0.1	2.2	—	—	2.3
Stock-based compensation	—	—	2.9	—	—	2.9
Balance at September 30, 2010	79.6	$79.6	$840.1	$(246.3)	$184.0	$857.4
Balance at January 1, 2011	79.6	$79.6	$842.3	$(261.8)	$170.2	$830.3
Comprehensive income:
Net income	—	—	—	—	223.0	223.0
Translation adjustment	—	—	—	2.3	—	2.3
Net unrealized loss	—	—	—	(20.2)	—	(20.2)
Amortization of prior service costs and actuarial losses, net	—	—	—	9.1	—	9.1
Comprehensive income						214.2
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(48.0)	(48.0)
Common stock repurchased and retired	(0.1)	(0.1)	(2.1)	—	—	(2.2)
Common stock issued for:
Stock options exercised	0.5	0.5	8.8	—	—	9.3
Other transactions	0.2	0.2	3.6	—	—	3.8
Stock-based compensation	—	—	(0.2)	—	—	(0.2)
Balance at September 30, 2011	80.2	$80.2	$852.4	$(270.6)	$345.2	$1,007.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$223.0	$62.8
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Gain on remeasurement of investment in SunBelt	(181.4)	—
Earnings of non-consolidated affiliates	(8.5)	(22.8)
Other operating income – gains on disposition of property, plant and equipment	(4.8)	(1.5)
Stock-based compensation	4.3	5.1
Depreciation and amortization	74.1	64.8
Deferred income taxes	93.1	22.1
Qualified pension plan contributions	(0.7)	(7.3)
Qualified pension plan income	(19.5)	(18.4)
Common stock issued under employee benefit plans	—	1.0
Change in:
Receivables	(79.6)	(47.8)
Income taxes receivable	3.5	6.9
Inventories	(6.7)	(33.5)
Other current assets	0.3	0.1
Accounts payable and accrued liabilities	11.6	10.4
Other assets	(0.2)	(1.6)
Other noncurrent liabilities	6.1	0.9
Other operating activities	(2.2)	(0.1)
Net operating activities	112.4	41.1
Investing Activities
Capital expenditures	(128.4)	(63.4)
Business acquired in purchase transaction, net of cash acquired	(123.4)	—
Proceeds from disposition of property, plant and equipment	6.2	2.9
Distributions from affiliated companies, net	1.1	9.5
Restricted cash activity	30.4	—
Other investing activities	2.3	(0.5)
Net investing activities	(211.8)	(51.5)
Financing Activities
Long-term debt repayments	—	(18.9)
Issuance of common stock	—	9.2
Common stock repurchased and retired	(2.2)	—
Stock options exercised	7.3	2.3
Excess tax benefits from stock options exercised	2.0	0.2
Dividends paid	(48.0)	(47.5)
Net financing activities	(40.9)	(54.7)
Net decrease in cash and cash equivalents	(140.3)	(65.1)
Cash and cash equivalents, beginning of period	458.6	458.5
Cash and cash equivalents, end of period	$318.3	$393.4
Cash paid (received) for interest and income taxes:
Interest	$19.6	$20.0
Income taxes, net of refunds	$34.4	$(5.6)
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$(4.2)	$10.0

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Financial Statements
(Unaudited)

DESCRIPTION OF BUSINESS

Olin Corporation is a Virginia corporation, incorporated in 1892.  We are a manufacturer concentrated in two business segments:  Chlor Alkali Products and Winchester.  Chlor Alkali Products, with nine U.S. manufacturing facilities and one Canadian manufacturing facility, produces chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide.  Winchester, with its principal manufacturing facilities in East Alton, IL and Oxford, MS, produces and distributes sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

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

ACQUISITION

On February 28, 2011, we acquired PolyOne’s 50% interest in SunBelt for $132.3 million in cash plus the assumption of a PolyOne guarantee related to the SunBelt Notes.  With this acquisition, Olin now owns 100% of SunBelt.  The SunBelt chlor alkali plant, which is located within our McIntosh, AL facility, has approximately 350,000 tons of membrane technology capacity.  We also agreed to a three year earn out, which has no guaranteed minimum or maximum, based on the performance of SunBelt.  In addition, during the second quarter of 2011, we remitted to PolyOne $6.0 million, which represented 50% of distributable cash generated by SunBelt from January 1, 2011 through February 28, 2011.

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

Based on final valuations, we allocated $5.8 million of the purchase price to intangible assets relating to customers, customer contracts and relationships, which management estimates to have a useful life of fifteen years.  These identifiable intangible assets were included in other assets.  Based on final valuations, $327.1 million was assigned to goodwill.  The preliminary value assigned to goodwill as of March 31, 2011 was $327.9 million.  For tax purposes, $163.7 million of the goodwill is deductible.  The goodwill represents the remeasurement of our previously held 50% equity interest in SunBelt and the benefits of the acquisition that are in addition to the fair values of the other net assets acquired.  The primary reason for the acquisition and the principal factors that contributed to a SunBelt purchase price that resulted in the recognition of goodwill is the cost savings available from operating the business under a single owner and our ability to fully utilize SunBelt’s low cost membrane capacity in lieu of higher cost diaphragm capacity.  The cost saving opportunities include operational efficiencies in logistics, purchasing and manufacturing.

Goodwill recorded in the acquisition is not amortized but will be reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

For segment reporting purposes, SunBelt has been included in Chlor Alkali Products.  The SunBelt results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition.  Our consolidated results for the three months ended September 30, 2011 included $58.9 million of SunBelt sales and $11.7 million of additional SunBelt pretax income ($14.4 million included in Chlor Alkali Products segment income; less $1.0 million of interest expense and $1.7 million of expense for our earn out liability).  Our consolidated results for the nine months ended September 30, 2011 included $125.0 million of SunBelt sales and $23.2 million of additional SunBelt pretax income ($29.4 million included in Chlor Alkali Products segment income; less $0.8 million of acquisition costs, $2.8 million of interest expense and $2.6 million of expense for our earn out liability) on the 50% interest we acquired.  The following pro forma summary presents the condensed statements of income as if the acquisition of SunBelt had occurred on January 1, 2010.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2011	2010
	($ in millions, except per share data)
Sales	$484.4	$1,541.6	$1,321.1
Net income	44.9	121.9	86.4
Net income per common share:
Basic	$0.57	$1.53	$1.09
Diluted	$0.56	$1.51	$1.08

The pro forma statements of income were prepared based on historical financial information and have been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma statements of income use estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information does not reflect any cost savings that might be achieved from operating the business under a single owner and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.  The pro forma data reflect the application of the following adjustments:

•
Elimination of the pretax gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt, which is considered non-recurring ($181.4 million for the nine months ended September 30, 2011).

•
Additional amortization expense related to the fair value of acquired identifiable intangible assets ($0.1 million for the three months ended September 30, 2010, and $0.1 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively).

•
Reduction of depreciation expense related to the fair value adjustment to property, plant and equipment ($1.4 million for the three months ended September 30, 2010, and $1.0 million and $4.3 million for the nine months ended September 30, 2011 and 2010, respectively).

•
Reduction in interest expense as a result of increasing the carrying value of acquired debt obligations to its estimated fair value ($0.2 million for the three months ended September 30, 2010, and $0.1 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively).

•
Additional accretion expense for the earn out liability that was recorded as a result of the acquisition ($0.6 million for the three months ended September 30, 2010, and $0.4 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively).

•
Elimination of transaction costs incurred in 2011 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($0.8 million for the nine months ended September 30, 2011).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision for the nine months ended September 30, 2011 reflects a reduction of $76.0 million related to the elimination of the gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt.  The pro forma tax provision reflects an increase of $3.4 million for the three months ended September 30, 2010, and $2.3 million and $6.1 million for the nine months ended September 30, 2011 and 2010, respectively, associated with the incremental pretax income and the fair value adjustments for acquired intangible assets, property, plant and equipment and the SunBelt Notes, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

RESTRUCTURING CHARGES

On December 9, 2010, our board of directors approved a plan to convert the 260,000 tons of mercury cell capacity at our Charleston, TN facility to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The project has an estimated capital cost of approximately $160 million.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  This action will reduce our chlor alkali manufacturing capacity by 100,000 tons.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation that was passed in 2008 governing the treatment of mercury that significantly limits our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25% and the configuration of the new plant will result in an increase in our capacity to produce potassium hydroxide.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removes the highest cost production capacity from our system.  We currently expect to complete the conversion and reconfiguration by the end of 2012.  We recorded a pretax restructuring charge of $28.0 million associated with these actions in the fourth quarter of 2010.  The restructuring charge included write-off of equipment and facility costs of $17.5 million, acceleration of asset retirement obligations of $6.7 million, employee severance and related benefit costs of $2.8 million and lease and other contract termination costs of $1.0 million.  For the three and nine months ended September 30, 2011, we recorded pretax restructuring charges of $2.0 million and $2.3 million, respectively, for employee severance and related benefit costs and facility exit costs.  We expect to incur additional restructuring charges through 2014 of approximately $8 million related to the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire ammunition operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  Consistent with this decision we have initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  We recorded a pretax restructuring charge of $6.2 million associated with these actions in the fourth quarter of 2010.  The restructuring charge included employee severance and related benefit costs of $3.2 million and a non-cash pension and other postretirement benefits curtailment charge of $3.0 million.  For the three and nine months ended September 30, 2011, we recorded additional pretax restructuring charges of $2.1 million and $4.3 million, respectively, for employee severance and related benefits costs, a non-cash pension curtailment charge, employee relocation costs and facility exit costs.  These restructuring charges related primarily to the second quarter 2011 ratification of a new five and one half year Winchester, East Alton, IL union labor agreement.  We expect to incur additional restructuring charges through 2016 of approximately $18 million related to the transfer of these operations.

The following table summarizes the 2011 activity by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2011:

	Employee severance and job related benefits	Pension and other postretirement benefits curtailment	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2011	$6.0	$—	$1.0	$—	$—	$7.0
2011 restructuring charges	3.7	1.1	—	1.3	0.5	6.6
Amounts utilized	(0.2)	(1.1)	(0.2)	(1.3)	(0.5)	(3.3)
Balance at September 30, 2011	$9.5	$—	$0.8	$—	$—	$10.3

As of September 30, 2011, we have incurred cash expenditures of $2.2 million related to these restructuring actions.  The majority of the remaining balance of $10.3 million is expected to be paid out in 2012 through 2016.

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

Allowance for doubtful accounts receivable consisted of the following:
	September 30,
	2011	2010
	($ in millions)
Balance at beginning of year	$4.8	$3.3
Provisions charged	0.8	0.2
(Write-offs) recoveries, net	(1.7)	0.1
Balance at end of period	$3.9	$3.6

Provisions charged (credited) to operations were $0.6 million and $(0.6) million for the three months ended September 30, 2011 and 2010, respectively.

INVENTORIES

Inventories consisted of the following:
	September 30, 2011	December 31, 2010	September 30, 2010
	($ in millions)
Supplies	$32.8	$30.8	$29.3
Raw materials	69.8	56.5	59.8
Work in process	32.4	24.7	27.8
Finished goods	104.9	104.4	103.3
	239.9	216.4	220.2
LIFO reserve	(73.6)	(60.8)	(62.9)
Inventories, net	$166.3	$155.6	$157.3

In conjunction with the acquisition of SunBelt, we obtained inventories with a fair value of $4.0 million, as of February 28, 2011.  Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts and maintenance parts.  Elements of costs in inventories included raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2011, reflect certain estimates relating to inventory quantities and costs at December 31, 2011.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $73.6 million, $60.8 million and $62.9 million higher than reported at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Computation of Income per Share	($ and shares in millions, except per share data)
Net income	$47.2	$31.8	$223.0	$62.8
Basic shares	80.2	79.4	79.9	79.1
Basic net income per share	$0.59	$0.40	$2.79	$0.79

Diluted shares:
Basic shares	80.2	79.4	79.9	79.1
Stock-based compensation	0.6	0.8	0.9	0.7
Diluted shares	80.8	80.2	80.8	79.8
Diluted net income per share	$0.58	$0.40	$2.76	$0.79

The computation of dilutive shares from stock-based compensation does not include 1.7 million shares and 1.3 million shares for the three months ended September 30, 2011 and September 30, 2010, respectively, and 0.9 million shares and 1.3 million shares for the nine months ended September 30, 2011 and 2010, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2011 and 2010.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $164.6 million, $167.6 million and $170.5 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, of which $136.6 million, $139.6 million and $146.5 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in millions)
Charges to income	$4.0	$8.6	$13.9	$14.7
Recoveries from third parties of costs incurred and expensed in prior periods	(1.5)	(0.2)	(11.0)	(5.6)
Total environmental expense	$2.5	$8.4	$2.9	$9.1

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of September 30, 2011, December 31, 2010 and September 30, 2010, our condensed balance sheets included liabilities for these legal actions of $16.1 million, $18.1 million and $18.9 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position or results of operations in the near term.

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

SHAREHOLDERS’ EQUITY

On July 21, 2011, our board of directors authorized a share repurchase program of up to 5 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased.  Since the date of authorization, 0.1 million shares were purchased and retired under this program at a cost of $2.2 million.  As of September 30, 2011, we had purchased a total of 0.1 million shares under this program and 4.9 million shares remained authorized to be purchased.

We issued 0.5 million shares and 0.2 million shares representing stock options exercised for the nine months ended September 30, 2011 and 2010, respectively, with a total value of $9.3 million and $2.5 million, respectively.  In addition, we issued 0.6 million shares with a total value of $10.2 million for the nine months ended September 30, 2010, in connection with our Contributing Employee Ownership Plan (CEOP).  Effective September 23, 2010, our CEOP plan began to purchase shares in the open market in lieu of our issuing shares to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions, which had previously been suspended effective January 1, 2010.

    The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2010	$(0.5)	$11.6	$(259.3)	$(248.2)
Unrealized losses	(0.6)	(0.8)	—	(1.4)
Reclassification adjustments into income	—	(4.1)	7.4	3.3
Balance at September 30, 2010	$(1.1)	$6.7	$(251.9)	$(246.3)
Balance at January 1, 2011	$0.4	$11.6	$(273.8)	$(261.8)
Unrealized gains (losses)	2.3	(13.0)	—	(10.7)
Reclassification adjustments into income	—	(7.2)	9.1	1.9
Balance at September 30, 2011	$2.7	$(8.6)	$(264.7)	$(270.6)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included a deferred tax provision (benefit) for the nine months ended September 30, 2011 and 2010 of $12.9 million and $(3.0) million, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included a deferred tax provision for the nine months ended September 30, 2011 and 2010 of $5.9 million and $4.5 million, respectively.

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other operating income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales:	($ in millions)
Chlor Alkali Products	$386.1	$275.3	$1,065.8	$763.9
Winchester	164.1	157.5	449.5	436.6
Total sales	$550.2	$432.8	$1,515.3	$1,200.5
Income before taxes:
Chlor Alkali Products	$76.7	$44.0	$194.7	$80.7
Winchester	13.1	18.8	37.4	59.4
Corporate/other:
Pension income	6.9	7.0	20.8	18.2
Environmental expense	(2.5)	(8.4)	(2.9)	(9.1)
Other corporate and unallocated costs	(15.7)	(16.8)	(53.6)	(53.9)
Restructuring charges	(4.1)	—	(6.6)	—
Other operating income	4.3	0.3	5.9	2.6
Interest expense	(7.9)	(6.4)	(22.5)	(19.5)
Interest income	0.2	0.3	0.7	0.7
Other (expense) income	(1.6)	—	179.0	0.1
Income before taxes	$69.4	$38.8	$352.9	$79.2

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation (income) expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in millions)
Stock-based compensation	$1.9	$2.2	$6.7	$7.9
Mark-to-market adjustments	(2.0)	0.9	(1.2)	1.1
Total (income) expense	$(0.1)	$3.1	$5.5	$9.0

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

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $3.5 million and $3.3 million for the three months ended September 30, 2011 and 2010, respectively, and $10.9 million and $10.5 million for the nine months ended September 30, 2011 and 2010, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.6	$1.5	$0.2	$0.3
Interest cost	23.4	24.4	0.7	0.8
Expected return on plans’ assets	(34.9)	(34.6)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Recognized actuarial loss	3.8	3.3	1.0	0.5
Net periodic benefit (income) cost	$(6.0)	$(5.3)	$1.9	$1.6

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$4.8	$4.5	$0.9	$1.0
Interest cost	70.6	73.9	2.6	2.8
Expected return on plans’ assets	(104.7)	(103.9)	—	—
Amortization of prior service cost	0.3	0.4	(0.1)	(0.1)
Recognized actuarial loss	11.3	9.7	2.4	1.9
Curtailment	1.1	—	—	—
Net periodic benefit (income) cost	$(16.6)	$(15.4)	$5.8	$5.6

We made cash contributions to our Canadian qualified defined benefit pension plan of $0.7 million and $7.3 million for the nine months ended September 30, 2011 and 2010, respectively.  In June 2011, we recorded a curtailment charge of $1.1 million related to the ratification of a new five and one half year Winchester, East Alton, IL union labor agreement.  This curtailment charge was included in restructuring charges for the nine months ended September 30, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Effective Tax Rate Reconciliation (Percent)	2011	2010	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	(0.1)	(0.6)	—	(0.4)
Domestic manufacturing/export tax incentive	(1.6)	0.8	(0.8)	—
Dividends paid to CEOP	(0.4)	(1.0)	(0.2)	(1.4)
State income taxes, net	2.4	2.0	1.2	1.7
Change in tax contingencies	(5.2)	(16.1)	(1.0)	(11.4)
Change in valuation allowance	—	0.3	—	(1.6)
Return to provision	2.0	(2.6)	0.6	(1.9)
Remeasurement of deferred taxes	—	—	(1.4)	—
Incremental tax effect of SunBelt remeasurement	—	—	3.5	—
Other, net	(0.1)	0.2	(0.1)	0.7
Effective tax rate	32.0%	18.0%	36.8%	20.7%

The effective tax rates for the three months ended September 30, 2011 and 2010 included the cumulative effect of changes to our annual estimated effective tax rate from prior quarters.

The effective tax rate for the three months ended September 30, 2011 included a $1.4 million expense associated with the finalization of our 2010 domestic income tax returns.  The effective tax rate for the nine months ended September 30, 2011 included a benefit of $4.9 million related to remeasurement of deferred taxes due to an increase in state tax effective rates, a $2.1 million expense associated with the finalization of our 2010 domestic and Canadian income tax returns and a deferred tax expense of $76.0 million related to the tax effect of the gain recorded on the remeasurement of our previously held 50% equity interest in SunBelt.

The effective tax rate for the three and nine months ended September 30, 2010 included an expense of $0.1 million and a benefit of $1.3 million, respectively, related to changes in the valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.

    As of September 30, 2011, we had $38.7 million of gross unrecognized tax benefits, which would have a net $36.6 million impact on the effective tax rate, if recognized.  As of September 30, 2010, we had $42.4 million of gross unrecognized tax benefits, of which $40.1 million would have impacted the effective tax rate, if recognized.  The reduction for 2011 primarily relates to the recognition of tax benefits due to the expiration of statute of limitations in domestic jurisdictions.  The reduction included $2.1 million of tax positions associated with discontinued operations.  The amount of unrecognized tax benefits was as follows:

	September 30,
	2011	2010
	($ in millions)
Balance at beginning of year	$41.5	$50.8
Increases for prior year tax positions	0.2	0.2
Decreases for prior year tax positions	—	(0.3)
Increases for current year tax positions	—	1.8
Decreases for current year tax positions	—	(0.1)
Decreases due to settlement with taxing authorities	—	(2.2)
Reductions due to statute of limitations	(3.0)	(7.8)
Balance at end of period	$38.7	$42.4

As of September 30, 2011, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $2.6 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

We operate primarily in North America and file income tax returns in numerous jurisdictions.  Our tax returns are subject to examination by various federal, state and local tax authorities.  For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2007 – 2010
U.S. state income tax	2004 – 2010
Canadian federal income tax	2007 – 2010
Canadian provincial income tax	2006 – 2010

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

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities and our operations that use foreign currencies.  The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.  We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks.  ASC 815 “Derivatives and Hedging” (ASC 815) requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  In accordance with ASC 815, we designate commodity forward contracts as cash flow hedges of forecasted purchases of commodities and certain interest rate swaps as fair value hedges of fixed-rate borrowings.  We do not enter into any derivative instruments for trading or speculative purposes.

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester segment, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  The majority of our commodity derivatives expire within one year.  Those commodity contracts that extend beyond one year correspond with raw material purchases for long-term fixed-price sales contracts.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  We had forward contracts to sell foreign currencies with a notional value of zero at both September 30, 2011 and December 31, 2010 and $0.2 million at September 30, 2010.  We had forward contracts to buy foreign currencies with a notional value of zero, $0.3 million and $1.3 million at September 30, 2011, December 30, 2010 and September 30, 2010, respectively.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 9.125% senior notes due 2011 (2011 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, N.A. (Bank of America), a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of September 30, 2011, $0.6 million of this gain was included in current installments of long-term debt.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	September 30, 2011	December 31, 2010	September 30, 2010
	($ in millions)
Copper	$54.3	$25.1	$26.0
Zinc	7.7	3.2	3.4
Lead	36.1	19.6	19.7
Natural gas	5.7	5.5	6.7

As of September 30, 2011, the counterparty to $67.5 million of these commodity forward contracts was Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution.

    We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company's manufacturing process.  At September 30, 2011, we had open positions in futures contracts through 2016.  If all open futures contracts had been settled on September 30, 2011, we would have recognized a pretax loss of $14.3 million.

If commodity prices were to remain at September 30, 2011 levels, approximately $11.7 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of September 30, 2011, December 31, 2010 and September 30, 2010, the total notional amounts of our interest rate swaps designated as fair value hedges were $218.0 million, $132.7 million and $132.7 million, respectively.  In May 2011, we entered into an $85.3 million interest rate swap on the SunBelt Notes.  In April 2010, Citibank terminated $18.9 million of interest rate swaps on our industrial development and environmental improvement tax-exempt bonds (industrial revenue bonds) due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during the third quarter of 2010.  In March 2010, we entered into $125.0 million of interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).

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

    The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2011	December 31, 2010	September 30, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010	September 30, 2010
		($ in millions)				($ in millions)
Interest rate contracts	Other current assets	$—	$—	$—	Current installments of long-term debt	$0.6	$2.8	$—
Interest rate contracts	Other assets	14.3	5.3	10.8	Long-term debt	14.0	5.3	14.3
Interest rate contracts	Other assets	—	—	—	Other liabilities	0.2	—	—
Commodity contracts – gains	Other current assets	—	16.9	10.6	Accrued liabilities	(2.3)	—	—
Commodity contracts – losses	Other current assets	—	—	(0.2)	Accrued liabilities	16.6	—	—
		$14.3	$22.2	$21.2		$29.1	$8.1	$14.3

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other current assets	$0.8	$3.8	$—	Accrued liabilities	$0.3	$1.2	$—
Interest rate contracts	Other assets	—	—	4.7	Other liabilities	—	—	1.3
Commodity contracts - gains	Other current assets	—	—	—	Accrued liabilities	—	(0.1)	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	0.4	0.3	0.8
Foreign currency contracts	Other current assets	—	—	—	Accrued liabilities	—	—	0.1
		$0.8	$3.8	$4.7		$0.7	$1.4	$2.2

Total derivatives(1)		$15.1	$26.0	$25.9		$29.8	$9.5	$16.5

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2011	2010	2011	2010
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(21.7)	$12.9	$(21.3)	$(1.2)

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$1.2	$(1.1)	$11.8	$6.6
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$1.8	$1.9	$5.8	$4.7

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$(0.1)	$0.1	$—	$0.3
Commodity contracts	Cost of goods sold	(0.4)	(0.9)	(0.8)	(1.2)
Foreign currency contracts	Selling and administration	—	0.1	—	(0.1)
		$(0.5)	$(0.7)	$(0.8)	$(1.0)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of September 30, 2011, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was $7.0 million.  As of December 31, 2010 and September 30, 2010, the amount recognized in other current assets for cash collateral provided by counterparties to us was $3.2 million and $0.7 million, respectively.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at September 30, 2011	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$15.1	$—	$15.1
Liabilities
Interest rate swaps	$—	$15.1	$—	$15.1
Commodity forward contracts	4.8	9.9	—	14.7
Earn out	—	—	44.9	44.9

Balance at December 31, 2010
Assets
Interest rate swaps	$—	$9.1	$—	$9.1
Commodity forward contracts	7.0	9.9	—	16.9
Liabilities
Interest rate swaps	$—	$9.3	$—	$9.3
Commodity forward contracts	—	0.2	—	0.2

Balance at September 30, 2010
Assets
Interest rate swaps	$—	$15.5	$—	$15.5
Commodity forward contracts	4.2	6.2	—	10.4
Liabilities
Interest rate swaps	$—	$15.6	$—	$15.6
Commodity forward contracts	—	0.8	—	0.8
Foreign currency contracts	0.1	—	—	0.1

For the nine months ended September 30, 2011, there were no transfers into or out of Level 1 and Level 2.

    The following table summarizes the activity for our financial instruments measured at fair value using Level 3 inputs:

	September 30,
	2011	2010
	($ in millions)
Balance at beginning of year	$—	$—
Purchases, sales and settlements	(42.3)	—
Unrealized loss included in other (expense) income	(2.6)	—
Balance at end of period	$(44.9)	$—

Interest Rate Swaps

The fair value of the interest rate swaps was included in other current assets, other assets, current installments of long-term debt, accrued liabilities, long-term debt and other liabilities as of September 30, 2011, December 31, 2010 and September 30, 2010.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of September 30, 2011, December 31, 2010 and September 30, 2010, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

The fair value of the foreign currency contracts was classified in accrued liabilities as of September 30, 2010, with gains and losses included in selling and administration expense, as these financial instruments do not meet the criteria to qualify for hedge accounting.  We did not have any foreign currency contracts as of September 30, 2011 and December 31, 2010.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.  The fair value of our long-term debt was determined based on current market rates for debt of similar risk and maturities.  As of September 30, 2011, December 31, 2010 and September 30, 2010, the estimated fair value of debt was $610.9 million, $530.3 million and $420.3 million, respectively, which compares to debt recorded on the condensed balance sheets of $589.6 million, $496.0 million and $386.9 million, respectively.

Earn Out

The fair value of the earn out associated with the SunBelt acquisition was estimated using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observed in the market.  Key assumptions in determining the fair value of the earn out include the discount rate and cash flow projections for the years ended December 31, 2011, 2012 and 2013.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of September 30, 2011 and 2010.  At February 28, 2011, $180.6 million of assets were measured at fair value on a nonrecurring basis.  We recognized a gain of $181.4 million for the nine months ended September 30, 2011 on our previously held investment in SunBelt, which had been accounted for under the equity method of accounting prior to the acquisition.  We remeasured our equity interest in SunBelt based on our purchase of PolyOne’s 50% interest in SunBelt.  We used Level 1 inputs for the cash payments and Level 3 inputs for the estimated earn out.

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

Since February 28, 2011, our consolidated results included $125.0 million of SunBelt sales and $23.2 million of additional SunBelt pretax income ($29.4 million included in Chlor Alkali Products segment income; less $0.8 million of acquisition costs, $2.8 million of interest expense and $2.6 million of expense for our earn out liability) on the 50% interest we acquired.  Finally, the first quarter 2011 results included a one-time pretax, non-cash gain of $181.4 million associated with the remeasurement of our previously held 50% equity interest in SunBelt.  In conjunction with this remeasurement, a discrete deferred tax expense of $76.0 million was recorded.

Other Highlights

Chlor Alkali Products’ segment income was $76.7 million and $194.7 million for the three and nine months ended September 30, 2011, respectively.  Chlor Alkali Products’ segment income was higher than the comparable periods in the prior year, as a result of $14.4 million and $29.4 million, respectively, of additional income from the acquisition of the remaining 50% interest in SunBelt and improved ECU pricing.  Operating rates in Chlor Alkali Products for the third quarter of 2011 were 85%, which were lower than the third quarter of 2010 level of 91% but consistent with the second quarter of 2011 level of 85%.  The combination of planned multi-month outages by two chlorine customers and a weakening of chlorine demand negatively impacted shipment volumes in the second half of the third quarter of 2011.

    Third quarter of 2011 ECU netbacks, excluding SunBelt, were approximately $590, which was an increase from the approximately $550 experienced in the second quarter of 2011 and the approximately $465 experienced in the third quarter of 2010.  The third quarter 2011 SunBelt ECU netback was approximately $610.  The sequential improvement in ECU netbacks reflected both higher chlorine and caustic soda prices, which benefited from the $150 per ton of caustic soda price increases announced in the first half of 2011 along with a March 2011 announced $60 per ton chlorine price increase.  In the third quarter of 2011, an additional caustic soda price increase was announced for $65 per ton, replacing a late second quarter announced caustic soda price increase of $25 per ton.  While the success of this $65 per ton caustic soda price increase is not yet known, the benefit of this price increase, if realized, is expected in our system starting in the fourth quarter of 2011 with the majority affecting the first quarter of 2012.

Winchester segment income was $13.1 million and $37.4 million for the three and nine months ended September 30, 2011, respectively.  The decrease in third quarter and year to date segment income compared to the comparable periods last year reflected the impact of higher commodity metals and other material costs, higher manufacturing costs, incremental costs associated with the ongoing relocation of the centerfire operations to Oxford, MS and a less favorable product mix, partially offset by higher selling prices.

During the third quarter of 2011, a pretax restructuring charge of $4.1 million was recorded associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  Over the next three years additional restructuring charges are anticipated associated with these actions.

Other operating income for the three and nine months ended September 30, 2011 included a gain of $3.7 million on the sale of a former manufacturing site.

Income before taxes for the three and nine months ended September 30, 2011 included $1.5 million and $11.0 million, respectively, of recoveries from third parties for environmental costs incurred and expensed in prior periods.  The three and nine months ended September 30, 2010 included $0.2 million and $5.6 million, respectively, of recoveries from third parties for environmental costs incurred and expensed in prior periods.

Capital spending of $128.4 million for the nine months ended September 30, 2011 included $39.4 million for the relocation of our Winchester centerfire ammunition manufacturing operations and $34.1 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology.  The capital spending for the Winchester relocation of $39.4 million was partially financed by $13.1 million of grants received by the State of Mississippi and local governments.

Consolidated Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in millions, except per share data)
Sales	$550.2	$432.8	$1,515.3	$1,200.5
Cost of goods sold	432.7	366.5	1,205.6	1,026.7
Gross margin	117.5	66.3	309.7	173.8
Selling and administration	39.8	33.3	121.8	101.3
Restructuring charges	4.1	—	6.6	—
Other operating income	4.3	0.3	5.9	2.6
Operating income	77.9	33.3	187.2	75.1
Earnings of non-consolidated affiliates	0.8	11.6	8.5	22.8
Interest expense	7.9	6.4	22.5	19.5
Interest income	0.2	0.3	0.7	0.7
Other (expense) income	(1.6)	—	179.0	0.1
Income before taxes	69.4	38.8	352.9	79.2
Income tax provision	22.2	7.0	129.9	16.4
Net income	$47.2	$31.8	$223.0	$62.8
Net income per common share:
Basic	$0.59	$0.40	$2.79	$0.79
Diluted	$0.58	$0.40	$2.76	$0.79

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Sales for the three months ended September 30, 2011 were $550.2 million compared to $432.8 million in the same period last year, an increase of $117.4 million, or 27%.  Chlor Alkali Products’ sales increased $110.8 million, or 40%, primarily due to the inclusion of SunBelt sales of $58.9 million and higher ECU prices.  Our ECU netbacks, excluding SunBelt, increased 27% compared to the same period in the prior year.  Winchester sales increased by $6.6 million, or 4%, from the three months ended September 30, 2010 primarily due to higher shipments to domestic commercial, international and military customers.

Gross margin increased $51.2 million, or 77%, compared to the three months ended September 30, 2010, primarily as a result of increased Chlor Alkali Products’ gross margin due to the contribution from SunBelt and increased ECU netbacks, partially offset by reduced Winchester gross margin resulting from higher commodity and other material costs.  Gross margin as a percentage of sales increased to 21% in 2011 from 15% in 2010.

Selling and administration expenses for the three months ended September 30, 2011 increased $6.5 million, or 20%, from the three months ended September 30, 2010 primarily due to increased expenses associated with the inclusion of SunBelt’s selling and administration expenses of $2.8 million, higher salary and benefit costs of $2.6 million, higher recruiting and relocation charges of $1.4 million, higher bad debt costs of $1.3 million and an unfavorable foreign currency impact of $0.4 million.  These increases were partially offset by lower management incentive compensation of $2.3 million, which included mark-to-market adjustments that reduced stock-based compensation, and a lower level of legal and legal-related settlement expenses of $1.0 million.  Selling and administration expenses as a percentage of sales were 7% in 2011 and 8% in 2010.

Restructuring charges for the three months ended September 30, 2011 of $4.1 million included employee severance and related benefit costs of $2.7 million, employee relocation costs of $1.0 million and facility exit costs of $0.4 million.  These restructuring charges are associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Other operating income for the three months ended September 30, 2011 included a gain of $3.7 million on the sale of a former manufacturing site.

The earnings of non-consolidated affiliates were $0.8 million for the three months ended September 30, 2011, a decrease of $10.8 million from the three months ended September 30, 2010, primarily due to the acquisition of the remaining 50% interest in SunBelt that was completed on February 28, 2011.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

Interest expense increased by $1.5 million for the three months ended September 30, 2011, primarily due to a higher level of outstanding debt, which includes the SunBelt Notes, partially offset by lower interest rates.

Other (expense) income for the three months ended September 30, 2011 included $1.7 million of expense for our earn out liability from the SunBelt acquisition.

The effective tax rate for the three months ended September 30, 2011 included a $3.6 million reduction in expense associated with the expiration of statutes of limitation in domestic jurisdictions and a $1.4 million expense associated with the finalization of our 2010 domestic income tax returns.  After giving consideration to these two items of $2.2 million, the effective rate for the three months ended September 30, 2011 of 35.2% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were partially offset by favorable permanent tax deduction items and the utilization of certain state tax credits.  The effective tax rate for the three months ended September 30, 2010 included a $6.3 million reduction in expense associated with the expiration of statutes of limitation in domestic jurisdictions, and a $1.0 million reduction in expense associated with the finalization of the 2009 income tax return.  After giving consideration to these two items of $7.3 million, the effective rate for the three months ended September 30, 2010 of 36.9% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were partially offset by favorable permanent tax deduction items and the utilization of certain state tax credits.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Sales for the nine months ended September 30, 2011 were $1,515.3 million compared to $1,200.5 million last year, an increase of $314.8 million, or 26%.  Chlor Alkali Products’ sales increased $301.9 million, or 40%, primarily due to the inclusion of SunBelt sales of $125.0 million, higher ECU prices and increased volumes.  Our ECU netbacks, excluding SunBelt, increased 21% compared to the same period in the prior year.  Winchester sales increased by $12.9 million, or 3%, from the nine months ended September 30, 2010 primarily due to increased shipments to international, military and domestic commercial customers.

Gross margin increased $135.9 million, or 78%, compared to the nine months ended September 30, 2010, primarily as a result of increased Chlor Alkali Products’ gross margin due to the contribution from SunBelt, increased ECU netbacks, higher volumes and the impact of increased recoveries from third parties for environmental costs incurred and expensed in prior periods, partially offset by reduced Winchester gross margin resulting from higher commodity and other material costs.  Gross margin as a percentage of sales increased to 20% in 2011 from 14% in 2010.

Selling and administration expenses for the nine months ended September 30, 2011 increased $20.5 million, or 20%, from the nine months ended September 30, 2010 primarily due to increased expenses associated with the inclusion of SunBelt’s selling and administration expenses of $6.1 million, higher recruiting and relocation charges of $4.5 million, increased salary and benefit costs of $3.2 million, SunBelt acquisition costs of $0.8 million, a higher level of legal and legal-related settlement expenses of $0.6 million, increased management incentive compensation of $0.6 million, which included mark-to-market adjustments that reduced stock-based compensation, higher consulting charges of $0.6 million, higher bad debt costs of $0.6 million and an unfavorable foreign currency impact of $0.4 million.  Selling and administration expenses as a percentage of sales was 8% in 2011 and 2010.

Restructuring charges for the nine months ended September 30, 2011 of $6.6 million included employee severance and related benefit costs of $3.7 million, employee relocation costs of $1.3 million, a non-cash pension curtailment charge of $1.1 million and facility exit costs of $0.5 million.  These restructuring charges are associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Other operating income for the nine months ended September 30, 2011 increased by $3.3 million from the nine months ended September 30, 2010.  Other operating income for the nine months ended September 30, 2011 included a gain of $3.7 million on the sale of a former manufacturing site and $1.1 million of gains on the disposition of property, plant and equipment primarily associated with the Charleston, TN conversion project.  Other operating income for the nine months ended September 30, 2010 included $1.5 million of gains on the disposition of property, plant and equipment primarily associated with the St. Gabriel, LA conversion and expansion project.

The earnings of non-consolidated affiliates were $8.5 million for the nine months ended September 30, 2011, a decrease of $14.3 million from the nine months ended September 30, 2010, primarily due to the acquisition of the remaining 50% interest in SunBelt that was completed on February 28, 2011.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

Interest expense increased by $3.0 million for the nine months ended September 30, 2011, primarily due to a higher level of outstanding debt, which includes the SunBelt Notes, partially offset by lower interest rates.

Other (expense) income for the nine months ended September 30, 2011 included a gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt, partially offset by $2.6 million of expense for our earn out liability from the SunBelt acquisition.

    The effective tax rate for the nine months ended September 30, 2011 included a $3.5 million reduction in expense associated with the expiration of statutes of limitation in domestic jurisdictions, a benefit of $4.9 million related to remeasurement of deferred taxes due to an increase in state tax effective rates, a $2.1 million expense associated with the finalization of our 2010 domestic and Canadian income tax returns and a deferred tax expense of $76.0 million related to the tax effect of the gain recorded on the remeasurement of our previously held 50% equity interest in SunBelt.  After giving consideration to these four items of $69.7 million and the SunBelt pretax gain of $181.4 million, the effective tax rate of 35.1% for the nine months ended September 30, 2011 was slightly higher than the 35% U.S. federal statutory rate, primarily due to state income taxes, which were partially offset by favorable permanent tax deduction items and the utilization of certain state tax credits.  The effective tax rate for the nine months ended September 30, 2010 included a $9.0 million reduction in expense associated with the expiration of statutes of limitation in domestic and foreign jurisdictions, a $1.3 million reduction in expense related to the release of a portion of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations and a $1.4 million reduction in expense primarily associated with the finalization of the 2009 federal income tax return.  After giving consideration to these three items of $11.7 million, the effective rate for the nine months ended September 30, 2010 of 35.5% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the utilization of certain state tax credits.

Segment Results

We define segment results as income before interest expense, interest income, other operating income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales:	($ in millions)
Chlor Alkali Products	$386.1	$275.3	$1,065.8	$763.9
Winchester	164.1	157.5	449.5	436.6
Total sales	$550.2	$432.8	$1,515.3	$1,200.5
Income before taxes:
Chlor Alkali Products(1)	$76.7	$44.0	$194.7	$80.7
Winchester	13.1	18.8	37.4	59.4
Corporate/other:
Pension income(2)	6.9	7.0	20.8	18.2
Environmental expense(3)	(2.5)	(8.4)	(2.9)	(9.1)
Other corporate and unallocated costs	(15.7)	(16.8)	(53.6)	(53.9)
Restructuring charges(4)	(4.1)	—	(6.6)	—
Other operating income(5)	4.3	0.3	5.9	2.6
Interest expense	(7.9)	(6.4)	(22.5)	(19.5)
Interest income	0.2	0.3	0.7	0.7
Other (expense) income(6)	(1.6)	—	179.0	0.1
Income before taxes	$69.4	$38.8	$352.9	$79.2

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $0.8 million and $11.6 million for the three months ended September 30, 2011 and 2010, respectively, and $8.5 million and $22.8 million for the nine months ended September 30, 2011 and 2010, respectively.  On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

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

(3)
Environmental expense for the three months ended September 30, 2011 and 2010 included $1.5 million and $0.2 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense for the nine months ended September 30, 2011 and 2010 included $11.0 million and $5.6 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense is included in cost of goods sold in the condensed statements of income.

(4)
Restructuring charges for the three and nine months ended September 30, 2011 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)	Other operating income for the three and nine months ended September 30, 2011 included a gain of $3.7 million on the sale of a former manufacturing site.

(6)
Other (expense) income for the nine months ended September 30, 2011 included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt, partially offset by $2.6 million of expense for our earn out liability from the SunBelt acquisition.  The income tax provision for the nine months ended September 30, 2011 included a $76.0 million discrete deferred tax expense as a result of the remeasurement of the SunBelt investment.

Chlor Alkali Products

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Chlor Alkali Products’ sales for the three months ended September 30, 2011 were $386.1 million compared to $275.3 million for the three months ended September 30, 2010, an increase of $110.8 million, or 40%.  The acquisition of SunBelt contributed sales of $58.9 million for the three months ended September 30, 2011.  Chlor Alkali Products’ sales, excluding SunBelt, increased $51.9 million, or 19%.  The sales increase was primarily due to higher ECU pricing, which increased 27% from the three months ended September 30, 2010, partially offset by lower chlorine and caustic soda volumes of 1%.  Bleach volumes increased 7% for the three months ended September 30, 2011 compared to the same period last year and hydrochloric acid volumes increased 6% compared to the three months ended September 30, 2010.  Our ECU netback, excluding SunBelt, was approximately $590 for the three months ended September 30, 2011 compared to approximately $465 for the three months ended September 30, 2010.  The SunBelt ECU netback for the three months ended September 30, 2011 was approximately $610.  Freight costs included in the ECU netback increased 15% for the three months ended September 30, 2011, compared to the same period last year, primarily due to higher railroad freight rates.  Our operating rate for the three months ended September 30, 2011 was 85%, compared to the operating rate of 91% for the three months ended September 30, 2010.  The lower operating rate for 2011 resulted from planned multi-month outages by two chlorine customers and weaker chlorine demand.

Chlor Alkali Products posted segment income of $76.7 million for the three months ended September 30, 2011, compared to $44.0 million for the three months ended September 30, 2010, an increase of $32.7 million, or 74%.  Chlor Alkali Products segment income was higher primarily due to higher ECU netbacks ($41.0 million) and higher SunBelt earnings ($17.1 million).  The higher SunBelt earnings were primarily related to higher ECU netbacks and $14.4 million of additional income on the remaining 50% interest we acquired.  These increases were partially offset by increased operating costs ($25.4 million), primarily raw materials and electricity.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Chlor Alkali Products’ sales for the nine months ended September 30, 2011 were $1,065.8 million compared to $763.9 million for the nine months ended September 30, 2010, an increase of $301.9 million, or 40%.  The acquisition of SunBelt contributed sales of $125.0 million for the nine months ended September 30, 2011.  Chlor Alkali Products’ sales, excluding SunBelt, increased $176.9 million, or 23%.  The sales increase was primarily due to higher ECU pricing, which increased 21% from the nine months ended September 30, 2010, and higher chlorine and caustic soda volumes of 5%.  Bleach volumes increased 19% for the nine months ended September 30, 2011 compared to the same period last year, and hydrochloric acid volumes and potassium hydroxide volumes increased 11% and 4%, respectively, compared to the nine months ended September 30, 2010.  Our ECU netback, excluding SunBelt, was approximately $555 for the nine months ended September 30, 2011 compared to approximately $460 for the nine months ended September 30, 2010.  The SunBelt ECU netback for the nine months ended September 30, 2011 was approximately $595.  Freight costs included in the ECU netback increased 21% for the nine months ended September 30, 2011, compared to the same period last year, primarily due to higher railroad freight rates.  Our operating rates for the nine months ended September 30, 2011 and 2010 were 83%.

    Chlor Alkali Products posted segment income of $194.7 million for the nine months ended September 30, 2011, compared to $80.7 million for the nine months ended September 30, 2010, an increase of $114.0 million, or 141%.  Chlor Alkali Products segment income was higher primarily due to higher ECU netbacks ($88.2 million), higher SunBelt earnings ($42.8 million) and increased volumes ($22.3 million).  The higher SunBelt earnings primarily related to higher ECU netbacks and $29.4 million of additional income on the remaining 50% interest we acquired.  These increases were partially offset by increased operating costs ($39.3 million), primarily raw materials and electricity.

Winchester

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Winchester sales were $164.1 million for the three months ended September 30, 2011 compared to $157.5 million for the three months ended September 30, 2010, an increase of $6.6 million, or 4%.  Sales of ammunition to domestic commercial customers increased $4.2 million, shipments to international customers increased $2.0 million and shipments to military customers increased $1.0 million.  These increases were partially offset by lower shipments to law enforcement agencies of $1.0 million.

Winchester reported segment income of $13.1 million for the three months ended September 30, 2011 compared to $18.8 million for the three months ended September 30, 2010, a decrease of $5.7 million, or 30%.  The decrease was primarily due to the impact of increased commodity and other material costs, higher operating costs ($10.6 million) and a less favorable product mix ($3.4 million), partially offset by higher selling prices ($8.3 million).

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Winchester sales were $449.5 million for the nine months ended September 30, 2011 compared to $436.6 million for the nine months ended September 30, 2010, an increase of $12.9 million, or 3%.  Shipments to international and military customers increased $6.5 million and $5.5 million, respectively, and sales of ammunition to domestic commercial customers increased $3.4 million.  These increases were partially offset by lower shipments to law enforcement agencies of $2.5 million.

Winchester reported segment income of $37.4 million for the nine months ended September 30, 2011 compared to $59.4 million for the nine months ended September 30, 2010, a decrease of $22.0 million, or 37%.  The decrease was primarily due to the impact of increased commodity and other material costs and higher operating costs ($32.6 million), partially offset by increased volumes and higher selling prices ($10.6 million).

Corporate/Other

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

For the three months ended September 30, 2011, pension income included in corporate/other was $6.9 million compared to $7.0 million for the three months ended September 30, 2010.  On a total company basis, defined benefit pension income for the three months ended September 30, 2011 was $6.0 million compared to $5.3 million for the three months ended September 30, 2010.

For the three months ended September 30, 2011, charges to income for environmental investigatory and remedial activities were $2.5 million compared to $8.4 million for the three months ended September 30, 2010, which included $1.5 million and $0.2 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $4.0 million for the three months ended September 30, 2011 compared with $8.6 million for the three months ended September 30, 2010.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2011, other corporate and unallocated costs were $15.7 million compared to $16.8 million for the three months ended September 30, 2010, a decrease of $1.1 million, or 7%.  The decrease was primarily due to lower management incentive compensation of $2.8 million, which included mark-to-market adjustments that reduced stock-based compensation, and a lower level of legal and legal-related settlement expenses of $1.2 million.  These decreases were partially offset by increased salary and benefit costs of $1.1 million, an unfavorable foreign currency impact of $0.5 million and increased legacy site costs of $0.5 million.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011, pension income included in corporate/other was $20.8 million compared to $18.2 million for the nine months ended September 30, 2010.  Pension income for the nine months ended September 30, 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.  On a total company basis, defined benefit pension income for the nine months ended September 30, 2011 was $16.6 million compared to $15.4 million for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, charges to income for environmental investigatory and remedial activities were $2.9 million compared to $9.1 million for the nine months ended September 30, 2010, which included $11.0 million and $5.6 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $13.9 million for the nine months ended September 30, 2011 compared with $14.7 million for the nine months ended September 30, 2010.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2011, other corporate and unallocated costs were $53.6 million compared to $53.9 million for the nine months ended September 30, 2010, a decrease of $0.3 million, or 1%.  The decrease was primarily due to decreased insurance costs of $1.5 million and lower management incentive compensation of $1.2 million, which included mark-to-market adjustments that reduced stock-based compensation.  These decreases were partially offset by increased salary and benefit costs of $1.0 million and SunBelt acquisition costs of $0.8 million.

Outlook

Net income in the fourth quarter of 2011 is projected to be in the $0.15 to $0.20 per diluted share range compared with $0.02 per diluted share in the fourth quarter of 2010.  The fourth quarter of 2010 included a restructuring charge of $34.2 million.

In Chlor Alkali Products, the fourth quarter of 2011 segment income is expected to improve compared to fourth quarter of 2010 income of $36.5 million.  The improved segment income includes the earnings from the 100% SunBelt ownership and anticipates higher ECU netbacks, partially offset by lower chlorine and caustic soda volumes.  The fourth quarter of 2011 segment income is expected to decline compared to the third quarter of 2011 reflecting normal seasonal weakness.  The Chlor Alkali Products’ operating rate in the fourth quarter of 2011 is forecast to decline from the third quarter of 2011 level of 85% and the fourth quarter of 2010 level of 80% to the mid 70% range.  This reflects the normal seasonal slowdown in our bleach business and in many of our large chlorine consumers and a weakness in chlorine demand supporting chlorine derivatives exports.

Third quarter of 2011 ECU netbacks, excluding SunBelt, were approximately $590, which was an increase from the approximately $550 experienced in the second quarter of 2011 and the approximately $465 experienced in the third quarter of 2010.  The third quarter 2011 SunBelt ECU netback was approximately $610.  The sequential improvement in ECU netbacks reflected both higher chlorine and caustic soda prices, which benefited from the $150 per ton of caustic soda price increases announced in the first half of 2011 along with a March 2011 announced $60 per ton chlorine price increase.  In the third quarter of 2011, an additional caustic soda price increase was announced for $65 per ton, replacing a late second quarter announced caustic soda price increase of $25 per ton.  While the success of this $65 per ton caustic soda price increase is not yet known, the benefit of this price increase, if realized, is expected in our system starting in the fourth quarter of 2011 with the majority affecting the first quarter of 2012.  ECU netbacks in the fourth quarter are forecast to decline slightly from the third quarter levels as chlorine price declines and a less favorable customer mix more than offset increases in caustic soda prices.  Based on the lag we experience in the realization of price increases, we are anticipating that this sequential ECU netback decline will be reversed in the first quarter of 2012.

Bleach volumes in the third quarter of 2011 increased approximately 7% compared to third quarter 2010 levels.  We have now experienced fifteen consecutive quarters, on a year-over-year basis, of volume growth in bleach shipments.  We are forecasting an additional 10% to 15% growth in bleach shipments in 2012 compared to 2011.  During 2010, approximately 9% of our effective chlor alkali capacity was consumed making bleach.  The continuation of these initiatives and the start-up of our first low salt, high strength bleach facility in McIntosh, AL, which is expected during the fourth quarter of 2011, will drive future growth.  During the third quarter of 2011, we began construction of two additional low salt, high strength bleach plants to be located at our Henderson, NV and Niagara Falls, NY chlor alkali facilities.  We expect these low salt, high strength bleach plants, which represent capital spending commitments of approximately $40 million, to be operational by the fourth quarter of 2012.  These new low salt, high strength facilities will allow us to produce bleach that is approximately twice the concentration of the bleach produced with the conventional technology, and this has the effect of both doubling our local capacity and reducing our freight costs.

Winchester fourth quarter 2011 segment income is expected to be near break-even, and decline from the fourth quarter 2010 levels of $3.6 million.  Lower commercial volumes and higher commodity metal costs are expected to more than offset higher selling prices compared to the prior year fourth quarter.  The higher than normal levels of commercial demand that began in the fourth quarter of 2008 continued through the second quarter of 2010.  However, beginning with the third quarter of 2010, Winchester began to experience a decline in commercial demand from the 2009 levels.

The purchased cost for copper in the third quarter of 2011 increased approximately 24% compared to the third quarter of 2010 and lead costs in the third quarter of 2011 increased approximately 16% compared to the third quarter of 2010.  The price escalations for copper and lead represent approximately $5 million of third quarter year-over-year cost increases for the Winchester business.  For the nine months ended September 30, 2011, purchased copper costs have increased approximately 27%, and purchased lead costs have increased approximately 14%, representing approximately $16 million in cost increases.  Winchester utilizes approximately three times as much lead as copper and three times as much copper as zinc.  Throughout 2011, the price of copper and lead has been a major challenge for the business.

On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire ammunition operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  We expect the relocation to begin to generate meaningful cost savings in the second half of 2013.  We also expect this relocation project to reduce Winchester’s 2011 segment earnings associated with the overlap of support costs between the East Alton, IL and Oxford, MS facilities and other project costs.  The reduction to Winchester 2011 segment income for this relocation project is estimated to be $4 million to $5 million.

We anticipate that 2011 charges for environmental investigatory and remedial activities will be in the $20 million range compared to the 2010 level of $16.3 million.  We do not believe that there will be additional recoveries of environmental costs incurred and expensed in prior periods in the fourth quarter of 2011.

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

During the fourth quarter of 2011, we are anticipating a pretax restructuring charge of approximately $2.5 million primarily associated with the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  We expect to incur restructuring charges through 2016 totaling approximately $18 million related to the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  We also expect to incur restructuring charges through 2014 totaling approximately $8 million related to exiting the use of mercury cell technology in the chlor alkali manufacturing process.

We believe the 2011 effective tax rate will be in the 36% to 37% range.

For the total year 2011, we expect capital spending to be approximately $255 million.  Approximately 65% of this spending will be for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  The capital spending for the Winchester relocation will be partially financed by approximately $31 million of grants provided by the State of Mississippi and local governments.  Also, we expect to continue capital spending for the low salt, high strength bleach facilities located at our McIntosh, AL site, which is expected to be completed in the fourth quarter of 2011, and our Henderson, NV and Niagara Falls, NY chlor alkali sites, which are expected to be completed by the fourth quarter of 2012.  We expect depreciation expense to be in the $100 million range for 2011.

Environmental Matters

Environmental provisions charged (credited) to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in millions)
Charges to income	$4.0	$8.6	$13.9	$14.7
Recoveries from third parties of costs incurred and expensed in prior periods	(1.5)	(0.2)	(11.0)	(5.6)
Total environmental expense	$2.5	$8.4	$2.9	$9.1

Our liabilities for future environmental expenditures were as follows:
	September 30,
	2011	2010
	($ in millions)
Balance at beginning of year	$167.6	$166.1
Charges to income	13.9	14.7
Remedial and investigatory spending	(16.3)	(10.6)
Currency translation adjustments	(0.6)	0.3
Balance at end of period	$164.6	$170.5

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2011 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $25 million.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.2 million at September 30, 2011.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2011 and 2010 and are expected to be material to operating results in future years.

    Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $164.6 million at September 30, 2011, $167.6 million at December 31, 2010 and $170.5 million at September 30, 2010, of which $136.6 million, $139.6 million and $146.5 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between approximately $50 million to $70 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of September 30, 2011, December 31, 2010 and September 30, 2010, our condensed balance sheets included liabilities for these legal actions of $16.1 million, $18.1 million and $18.9 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position or results of operations in the near term.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data
	Nine Months Ended September 30,
	2011	2010
Provided By (Used For)	($ in millions)
Gain on remeasurement of investment in SunBelt	$(181.4)	$—
Net operating activities	112.4	41.1
Capital expenditures	(128.4)	(63.4)
Business acquired in purchase transaction, net of cash acquired	(123.4)	—
Restricted cash activity	30.4	—
Net investing activities	(211.8)	(51.5)
Long-term debt repayments	—	(18.9)
Net financing activities	(40.9)	(54.7)

Operating Activities

For the nine months ended September 30, 2011, cash provided by operating activities increased by $71.3 million from the nine months ended September 30, 2010, primarily due to higher earnings, partially offset by a larger increase in working capital.  For the nine months ended September 30, 2011, working capital increased $70.9 million compared to an increase of $63.9 million in 2010.  Receivables increased from December 31, 2010 by $79.6 million as a result of higher sales in the third quarter of 2011 compared with fourth quarter of 2010.  The 2011 cash from operations was also impacted by a $40.0 million increase in cash tax payments.  The nine months ended September 30, 2011 and 2010 included cash contributions to our Canadian qualified defined benefit pension plan of $0.7 million and $7.3 million, respectively.

Investing Activities

Capital spending of $128.4 million for the nine months ended September 30, 2011 was $65.0 million higher than the corresponding period in 2010.  Capital spending for the nine months ended September 30, 2011 included $39.4 million for the relocation of our Winchester centerfire ammunition manufacturing operations and $34.1 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology.  For the total year 2011, we expect our capital spending to be approximately $255 million, which includes spending for these two projects.  The capital spending for the ongoing Winchester relocation will be partially financed by approximately $31 million of grants provided by the State of Mississippi and local governments, of which we had received $13.1 million as of September 30, 2011.  We expect depreciation to be in the $100 million range for 2011.

For the nine months ended September 30, 2011, we utilized $30.4 million of restricted cash that was required to be used to fund capital projects in Alabama, Mississippi and Tennessee.

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

We issued 0.5 million shares and 0.2 million shares representing stock options exercised for the nine months ended September 30, 2011 and 2010, respectively, with a total value of $9.3 million and $2.5 million, respectively.  We issued 0.6 million shares of common stock with a total value of $10.2 million to the CEOP for the nine months ended September 30, 2010.  Effective September 23, 2010, our CEOP plan began to purchase shares in the open market in lieu of our issuing shares to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions, which had previously been suspended effective January 1, 2010.

For the nine months ended September 30, 2011, we purchased and retired 0.1 million shares with a total value of $2.2 million under the share repurchase program approved by our Board of Directors on July 21, 2011.

The percent of total debt to total capitalization decreased to 36.9% at September 30, 2011 from 37.4% at December 31, 2010.  The decrease was due to higher shareholders’ equity resulting from the net income for the nine months ended September 30, 2011, partially offset by a higher level of long-term debt at September 30, 2011 resulting from the consolidation of the SunBelt Notes in conjunction with the acquisition.

    In the first three quarters of 2011 and 2010, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the nine months ended September 30, 2011 and 2010 were $48.0 million and $47.5 million, respectively.  On October 27, 2011, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 9, 2011 to shareholders of record on November 10, 2011.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, restricted cash, cash flow from operations and borrowings under our senior revolving credit facility.  Additionally, we believe that we have access to the debt and equity markets.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as vinyls, urethanes, bleach, ammunition and pulp and paper.  The seasonality of the ammunition business, which is typically driven by the fall hunting season, and the seasonality of the vinyls and bleach businesses, which are stronger in periods of warmer weather, typically cause working capital to fluctuate between $50 million to $100 million over the course of the year.  Cash flow from operations is affected by changes in ECU selling prices caused by changes in the supply/demand balance of chlorine and caustic soda, resulting in the chlor alkali business having significant leverage on our earnings and cash flow.  For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $18 million annual change in our revenues and pretax profit when we are operating at full capacity.

For the nine months ended September 30, 2011, cash provided by operating activities increased by $71.3 million from the nine months ended September 30, 2010, primarily due to higher earnings, partially offset by a larger increase in working capital.  For the nine months ended September 30, 2011, working capital increased $70.9 million compared to an increase of $63.9 million in 2010.  Receivables increased from December 31, 2010 by $79.6 million as a result of higher sales in the third quarter of 2011 compared with the fourth quarter of 2010.  The 2011 cash from operations was also impacted by a $40.0 million increase in cash tax payments.  The nine months ended September 30, 2011 and 2010 included cash contributions to our Canadian qualified defined benefit pension plan of $0.7 million and $7.3 million, respectively.

Capital spending of $128.4 million for the nine months ended September 30, 2011 was $65.0 million higher than the corresponding period in 2010.  Capital spending for the nine months ended September 30, 2011 included $39.4 million for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations and $34.1 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology.  For the total year 2011, we expect our capital spending to be approximately $255 million, which includes spending for these two projects.  The capital spending for the ongoing Winchester relocation will be partially financed by approximately $31 million of grants provided by the State of Mississippi and local governments, of which we had received $13.1 million as of September 30, 2011.  We expect depreciation to be in the $100 million range for 2011.

The use of cash of $140.3 million for the nine months ended September 30, 2011, primarily reflects the acquisition of the remaining 50% equity interest in SunBelt and normal seasonal growth in working capital.  Based on the seasonality of our working capital, our September 30, 2011 unrestricted cash balance of $318.3 million, the restricted cash balance of $71.6 million and the availability of $231.5 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

On July 21, 2011, our board of directors authorized a share repurchase program for up to 5 million shares of common stock that will terminate in three years for any remaining shares not yet repurchased.  Since the date of authorization, 0.1 million shares were purchased and retired under this program at a cost of $2.2 million. As of September 30, 2011, we had purchased a total of 0.1 million shares under this program and 4.9 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions.

In December 2010, we completed a financing of American Recovery and Reinvestment Act of 2009 (Recovery Zone) tax-exempt bonds totaling $41.0 million due 2035.  The bonds were issued by the Industrial Development Board of the County of Bradley and the City of Cleveland, TN (TN Authority) pursuant to a trust indenture between the TN Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank), as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 27, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the TN Authority to us under a loan agreement, whereby we are obligated to make loan payments to the TN Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $41.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our Charleston, TN facility mercury cell conversion.  As of September 30, 2011, $38.9 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Charleston, TN facility mercury cell conversion.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending on our relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of September 30, 2011, $22.3 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70 million due 2024.  The bonds include $50 million issued pursuant to the Gulf Opportunity Go Zone Act of 2005 (Go Zone) and $20 million issued pursuant to the Recovery Zone Act.  The bonds were issued by the Industrial Development Authority of Washington County, AL (AL Authority) pursuant to a trust indenture between the AL Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit agreement.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We have the option to borrow up to the entire $70 million in a series of drawdowns through December 31, 2011.  During 2010, we drew $34.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.  As of September 30, 2011, $10.4 million of the drawn proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the capital project spending at our McIntosh, AL facility.

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

At September 30, 2011, we had $231.5 million available under our $240 million senior revolving credit facility, because we had issued $8.5 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility will expire in October 2012.  We have the option to expand the $240 million senior revolving credit facility by an additional $60 million by adding a maximum of two additional lending institutions each year.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2011 and 2010, and December 31, 2010, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of September 30, 2011, there were no covenants or other restrictions that limited our ability to borrow.

At September 30, 2011, we had total letters of credit of $34.4 million outstanding, of which $8.5 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have two letter of credit facilities totaling $28 million, which we reduced from $38 million during 2010.  The letters of credit were used to support certain long-term debt and certain workers compensation insurance policies.

We had a $75 million, 364-day accounts receivable securitization facility (Accounts Receivable Facility), renewable annually for five years, which would have expired in July 2012.  During the second quarter of 2010, we terminated the Accounts Receivable Facility.  Based on the liquidity from cash and cash equivalents, cash flow from operations and borrowings under our senior revolving credit facility, the Accounts Receivable Facility was no longer necessary.  There had been no borrowings under the Accounts Receivable Facility since 2007.  The Accounts Receivable Facility provided for the sale of our eligible trade receivables to a third party conduit through a wholly-owned, bankruptcy-remote, special purpose entity that was consolidated for financial statement purposes.  The Accounts Receivable Facility contained specific covenants relating to the ability of the lender to obtain or maintain a first priority lien on the receivables.  In addition, the Accounts Receivable Facility incorporated the leverage and coverage covenants that are contained in the senior revolving credit facility.

    Our current debt structure is used to fund our business operations.  As of September 30, 2011, we had long-term borrowings, including current installments, of $589.6 million, of which $119.9 million was issued at variable rates.  We have entered into interest rate swaps on $218.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparties to these agreements are Citibank ($132.7 million) and Wells Fargo ($85.3 million).  We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings.  Accordingly, the swap agreements have been recorded at their fair market value of $14.0 million and are included in other assets and other liabilities on the accompanying condensed balance sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

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

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of September 30, 2011, $0.6 million of this gain was included in current installments of long-term debt.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

Off-Balance Sheet Arrangements

In conjunction with the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009, we entered into a twenty-year brine and pipeline supply agreement with PetroLogistics Olefins, LLC (PetroLogistics).  PetroLogistics installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility.  Beginning November 2009, we are obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also have a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  After the first five-year period, the contract contains a buyout provision exercisable by us for $12.0 million.

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

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At September 30, 2011, December 31, 2010 and September 30, 2010, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08), which amends ASC 350 “Intangibles – Goodwill and Other.”  This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  This update is effective for fiscal years beginning after December 15, 2011.  This update will not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05).  This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective applications required.  This update will require modification of our consolidated financial statements presentation in the first quarter of 2012.

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

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures About Fair Value Measurements” (ASU 2010-06), which amends ASC 820.  This update adds new fair value disclosure requirements about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements.  This update expands disclosures on valuation techniques and inputs used to measure fair value.  This update is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements, which will be effective for fiscal years beginning after December 15, 2010.  We adopted the provisions of ASU 2010-06 on January 1, 2010, except for the requirement to provide the additional Level 3 activity, which was adopted on January 1, 2011.  The adoption of this update did not have a material effect on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities and our operations that use foreign currencies.  The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.  We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks.

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester segment, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of September 30, 2011, we maintained open positions on futures contracts totaling $103.8 million ($53.4 million at December 31, 2010 and $55.8 million at September 30, 2010).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2011, we would experience a $10.4 million ($5.3 million at December 31, 2010 and $5.6 million at September 30, 2010) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of September 30, 2011, December 31, 2010 and September 30, 2010, we had long-term borrowings of $589.6 million, $496.0 million and $386.9 million, respectively, of which $119.9 million at September 30, 2011 and December 31, 2010 and $4.7 million at September 30, 2010 were issued at variable rates.  We have entered into $218.0 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparties to these agreements are Citibank ($132.7 million) and Wells Fargo ($85.3 million).  In all cases, the underlying index for the variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

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

    In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, a major financial institution.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which will be recognized through 2011.  As of September 30, 2011, $0.6 million of this gain was included in current installments of long-term debt.

The following table reflects the swap activity related to certain debt obligations as of September 30, 2011:

Underlying Debt Instrument	Swap Amount	Date of Swap	Floating Rate
	($ in millions)		Olin Pays:
9.125%, due 2011	$50.0	December 2001	3.86%
9.125%, due 2011	$25.0	March 2002	3.0-4.0%	(a)
6.75%, due 2016	$65.0	March 2010	3.5-4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5-4.5%	(a)
7.23%, SunBelt Notes	$85.3	May 2011	5.0-6.0%	(a)
Industrial development obligation at a fixed interest rate of 6.625% due 2017	$7.7	March 2002	0.72%
			Olin Receives:
9.125%, due 2011	$75.0	January 2009	7.29%

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

These interest rate swaps reduced interest expense by $5.8 million and $5.0 million for the nine months ended September 30, 2011 and 2010, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	changes in legislation or government regulations or policies;

•	higher-than-expected raw material and energy, transportation and/or logistics costs;

•	weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior revolving credit facility and certain tax-exempt bonds;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service; and

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital.

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

Not Applicable.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)      Not applicable.

(b)      Not applicable.

(c)                                          Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2011	—	—	—
August 1-31, 2011	124,546	17.93	124,546
September 1-30, 2011	—	—	—
Total				4,875,454	(1)

(1)
On July 21, 2011, we announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock that will terminate on July 21, 2014.  Through September 30, 2011, 124,546 shares had been repurchased, and 4,875,454 shares remained available for purchase under that program.

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

Date: October 28, 2011

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