Form 10-K
period 2011-12-31
OLIN CORP
filed 2012-02-24
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of June 30, 2011, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $1,805,764,093 based on the closing sale price as reported on the New York Stock Exchange.

As of January 31, 2012, 80,058,320 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2012	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a manufacturer concentrated in two business segments:  Chlor Alkali Products and Winchester.  Chlor Alkali Products manufactures and sells chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 71% of 2011 sales.  Winchester products, which represent 29% of 2011 sales, include sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On February 28, 2011, we acquired PolyOne Corporation’s (PolyOne) 50% interest in the SunBelt Chlor Alkali Partnership, which we refer to as SunBelt.  The SunBelt chlor alkali plant, which is located within our McIntosh, AL facility, has approximately 350,000 tons of membrane technology capacity.  Previously, we had a 50% ownership interest in SunBelt, which was accounted for using the equity method of accounting.  Accordingly, prior to the acquisition, we included only our share of SunBelt results in earnings of non-consolidated affiliates.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our accompanying financial statements.

GOVERNANCE

We maintain an Internet website at www.olin.com.  Our reports on Form 10-K, Form 10-Q, and Form 8-K, as well as amendments to those reports, are available free of charge on our website, as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (SEC).  Additionally, a copy of our SEC filings can be obtained from the SEC at their Office of Investor Education and Advocacy at 100 F Street, N.E., Washington, D.C. 20549 or by calling that office of the SEC at 1-800-SEC-0330.  Also, a copy of our electronically filed materials can be obtained at www.sec.gov.  Our Principles of Corporate Governance, Committee Charters and Code of Conduct are available on our website at www.olin.com in the Governance Section under Governance Documents and Committees.

In May 2011, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us.  Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the North American chlor alkali market.  Chlorine, caustic soda and hydrogen are co-produced commercially by the electrolysis of salt.  These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda and 0.03 tons of hydrogen.  The industry refers to this as an Electrochemical Unit or ECU.  With a demonstrated capacity as of the end of 2011 of 2.2 million ECUs per year, we are the third largest chlor alkali producer, measured by production volume of chlorine and caustic soda, in North America, according to data from Chemical Market Associates, Inc. (CMAI).  CMAI is a global petrochemical, plastics and fibers consulting firm established in 1979.  Approximately 58% of our caustic soda production is high purity membrane and rayon grade, which, according to CMAI data, normally commands a premium selling price in the market.  According to data from CMAI, we are the largest North American producer of industrial bleach, which is manufactured using both chlorine and caustic soda.

Our manufacturing facilities in Augusta, GA; McIntosh, AL; Charleston, TN; St. Gabriel, LA; Henderson, NV; Becancour, Quebec; and a portion of our facility in Niagara Falls, NY are ISO 9002 certified.  In addition, Augusta, GA; McIntosh, AL; Charleston, TN; St. Gabriel, LA; Henderson, NV; and Niagara Falls, NY are ISO 14001 certified.  ISO 9000 (which includes ISO 9001 and ISO 9002) and ISO 14000 (which includes ISO 14001) are sets of related international standards on quality assurance and environmental management developed by the International Organization for Standardization to help companies effectively document the quality and environmental management system elements to be implemented to maintain effective quality and environmental management systems.  Our facilities in Augusta, GA; McIntosh, AL; Charleston, TN; Niagara Falls, NY; and St. Gabriel, LA have also achieved Star status in the Voluntary Protection Program (VPP) of the Occupational Safety and Health Administration (OSHA).  OSHA’s VPP is a program in which companies voluntarily participate that recognizes facilities for their exemplary safety and health programs.  Our Augusta, GA; McIntosh, AL; Charleston, TN; St. Gabriel, LA; Henderson, NV; and Niagara Falls, NY chlor alkali manufacturing sites and the division headquarters are accredited under the RC 14001 Responsible Care® (RC 14001) standard.  Supported by the chemical industry and recognized by government and regulatory agencies, RC 14001 establishes requirements for the management of safety, health, environmental, security, transportation, product stewardship, and stakeholder engagement activities for the business.

Chlorine is used as a raw material in the production of thousands of products for end-uses including vinyls, chlorinated intermediates, isocyanates, and water treatment.  A significant portion of U.S. chlorine production is consumed in the manufacture of ethylene dichloride, or EDC, a precursor for polyvinyl chloride, or PVC.  PVC is a plastic used in applications such as vinyl siding, plumbing and automotive parts.  We estimate that approximately 17% of our chlorine produced is consumed in the manufacture of EDC.  While much of the chlorine produced in the U.S. is consumed by the producing company to make downstream products, we sell most of the chlorine we produce to third parties in the merchant market.

Caustic soda has a wide variety of end-use applications.  The largest of which in North America is in the pulp and paper industry.  Caustic soda is used in the delignification and bleaching portions of the pulping process.  Caustic soda is also used in the production of detergents and soaps, alumina and a variety of other inorganic and organic chemicals.

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-products and as a result of the large increments in which new capacity is added and removed.  Because chlorine and caustic soda are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-product.  Prices for both products respond rapidly to changes in supply and demand.  Our ECU netbacks (defined as gross selling price less freight and discounts) averaged approximately $560, $475 and $520 per ECU in 2011, 2010 and 2009, respectively.

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

Our 2010 ECU netbacks of approximately $475 were 9% lower than the 2009 netbacks of approximately $520; however, the pricing trend was positive throughout 2010 as ECU netbacks increased sequentially from the low level of approximately $375 in the third quarter of 2009.  The fourth quarter of 2010 ECU netback was approximately $515.  As business conditions improved throughout 2010, our quarterly chlor alkali operating rates improved year-over-year reaching a 91% operating rate during the summer demand season.  A significant portion of the North American chlor alkali demand improvement came from exports of products made from chlorine, driven by the energy advantage the North American chemical producers enjoy by using natural gas as compared to crude oil.  With demand for both chlorine and caustic soda improving, price increases were announced throughout 2010.  During February 2010, an $80 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the second quarter of 2010.  Caustic soda demand continued to improve, and as a result, during the third quarter of 2010, three additional caustic soda price increases were announced totaling $135 per ton.  We began realizing the benefits from these price increases and from contracts that re-set on an annual basis in the first half of 2011.

Our 2011 ECU netbacks of approximately $560 were 18% higher than the 2010 netbacks of approximately $475.  The 2011 SunBelt ECU netback was approximately $605.  In the first quarter of 2011, three caustic soda price increases were announced totaling $150 per ton.  In March 2011, we also announced a $60 per ton chlorine price increase.  In the third quarter of 2011, an additional caustic soda price increase was announced for $65 per ton, which replaced a late second quarter announced caustic soda price increase of $25 per ton.  Finally, in the fourth quarter of 2011, an additional caustic soda price increase was announced for $80 per ton.  The fourth quarter ECU netback was approximately $580, which was the first decline in price since the low point in our system in the third quarter of 2009.   ECU netbacks in the fourth quarter declined slightly from the third quarter levels of approximately $590 as chlorine prices weakened, driven by a reduced level of chlorine demand, which more than offset increases in caustic soda prices.  ECU netbacks in the first quarter of 2012 are forecast to decline slightly from the fourth quarter of 2011 as we expect the fourth quarter chlorine and caustic soda pricing trends to continue into the first quarter of 2012.  While the success of the third quarter 2011 $65 per ton caustic soda price increase is not yet known, the majority of the benefits of this price increase, if realized, would impact our system in the first quarter of 2012.  While the success of the fourth quarter 2011 $80 per ton caustic soda price increase is not yet known, we believe that it is unlikely that any benefit of this price increase will be realized in the first quarter of 2012.

Electricity and salt are the major purchased raw materials for our Chlor Alkali Products segment.  Raw materials represent approximately 47% of the total cost of producing an ECU.  Electricity is the single largest raw material component in the production of chlor alkali products.  We are supplied by utilities that primarily utilize coal, hydroelectric, natural gas, and nuclear power.  The commodity nature of this industry places an emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry.

During the fourth quarter of 2009, we completed a conversion and expansion project at our St. Gabriel, LA facility and initiated production.  This project increased capacity at this location from 197,000 ECUs to 246,000 ECUs and significantly reduced the site’s manufacturing costs.  In addition, as market demand requires, we believe the design of the SunBelt facility, as well as the new design of the St. Gabriel, LA facility, would allow us to expand capacity cost-effectively at these locations.  In December 2010, we announced a plan to convert our Charleston, TN facility to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25% and the configuration of the new plant will result in an increase in our capacity to produce potassium hydroxide.  In addition, in December 2010, we announced our intention to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  When complete, this plan will reduce our overall chlor alkali production capacity by 160,000 ECUs or 7% of our demonstrated capacity.  We currently expect to complete the conversion and reconfiguration by the end of 2012.

We also manufacture and sell other chlor alkali-related products.  These products include chemically processed salt, hydrochloric acid, sodium hypochlorite (bleach), hydrogen, and potassium hydroxide.  We refer to these other chlor alkali-related products as co-products.  Sales of co-products represented approximately 30% of Chlor Alkali Products’ sales in 2011.  We have recently invested in capacity and product upgrades in bleach and hydrochloric acid.  In the fourth quarter of 2009, we initiated bleach manufacturing and shipping by railroad expansion projects at three of our chlor alkali facilities.  In 2010, we initiated a capital project to construct a low salt, high strength bleach facility located at our McIntosh, AL chlor alkali site and in 2011 we initiated two additional low salt, high strength bleach facilities at our Niagara Falls, NY and Henderson, NV sites.  We expect to complete the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012.  The two remaining low salt, high strength bleach facilities are expected to be completed by the fourth quarter of 2012.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.

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

Pursue Incremental Expansion Opportunities.   We have invested in capacity and product upgrades in our chemically processed salt, hydrochloric acid, bleach, potassium hydroxide and hydrogen businesses.  These expansions increase our captive use of chlorine while increasing the sales of these co-products.  These businesses provide opportunities to upgrade chlorine and caustic soda to higher value-added applications.  We also have the opportunity, when business conditions permit, to pursue incremental chlorine and caustic soda expansions at our SunBelt and St. Gabriel, LA facilities.

Winchester

Products and Services

In 2011, Winchester was in its 145th year of operation and its 81st year as part of Olin.  Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries.  We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces.

During 2011, Winchester was awarded the U.S. Army’s “Second Source” ammunition contract, which has the potential to generate $300 million of sales over five years.  The contract provides for the production of .50 caliber, 5.56 millimeter, and 7.62 millimeter ammunition.  In 2011, the U.S. Army also awarded Winchester a new five-year contract for 9mm NATO ammunition, which has the potential to generate $80 million of sales over the five years.

In January 2012, Winchester announced it had formed a joint venture named U.S. Munitions with BAE Systems to submit a proposal for the operation and maintenance of the Lake City Army Ammunition Plant.  The Lake City Army Ammunition Plant is the U.S. Army’s primary manufacturing location for small caliber ammunition.  We believe U.S. Munitions provides the best opportunity for Winchester to participate in the Lake City competition.  It is expected that a decision will be made during the fourth quarter of 2012 and that after a one-year transition period, the selected contractor will assume responsibility for the plant on October 1, 2013.  This represents a long-term opportunity for Winchester.

Our legendary Winchester® product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, reloading components and industrial cartridges.  We believe we are the leading U.S. supplier of small caliber commercial ammunition.  In support of our continuous improvement initiatives, our manufacturing facilities in East Alton, IL, achieved ISO recertification to the ISO 9001:2008 standard in December 2009.  Additionally, our facilities in Oxford, MS and Australia achieved ISO 9001:2008 recertification in 2011.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors.  Winchester has also built its business with key high volume mass merchants and specialty sporting goods retailers.  We have consistently developed industry-leading ammunition.  In 2009, Winchester was named “Ammunition Manufacturer of the Year” for the second consecutive year by the National Association of Sporting Goods Wholesalers and Winchester was recognized by wholesaler Big Rock Sports as its 2009 “Hunting/Shooting Vendor of the Year.”

Winchester has consistently developed industry-leading ammunition.  In 2011, Winchester ammunition products received numerous industry recognitions, including: Winchester® Blind Side® waterfowl loads received the 2011 “Best of the Best” award from Field & Stream magazine, were selected as “Top Choice” for duck hunting in Field & Stream’s “Ultimate Shotshell Guide,” were named “Editor’s Choice” as the top overall ammo in Outdoor Life’s 2011 “Ammo of the Year” awards, and were recommended to ammunition retailers as “a best bet to make the register ring” by the editors of SHOT Business.  In addition, Winchester® Power-Core 95/5™ Lead-Free Big Game Cartridges received the 2011 “Best of the Best” award from Field & Stream magazine, the Winchester® .17HMR Varmint Lead-Free round was awarded Top Rimfire Ammo in Outdoor Life’s 2011 “Ammo of the Year” awards, and Field & Stream’s 2011 “Ultimate Shotshell Guide” named Winchester® AA® Heavy Target Loads the “Top Choice” for upland bird hunting.

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

On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  In October 2011, we opened the new centerfire production facility in Oxford, MS and the pistol ammunition manufacturing equipment is in the process of being relocated and started up in Oxford, MS.  During 2011, Winchester began manufacturing pistol ammunition in Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  We currently expect to complete this relocation by the end of 2015.  Once completed, Winchester expects to have the most modern centerfire ammunition production facility in North America.

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

CUSTOMERS AND DISTRIBUTION

During 2011, no single customer accounted for more than 7% of sales.  Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 5% of sales in 2011.  Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales.  We sell some of our products, such as caustic soda and sporting ammunition, to a large number of users or distributors, while we sell others, such as chlorine, in substantial quantities to a relatively small number of industrial users.  We discuss the customers for each of our two businesses in more detail above under “Products and Services.”

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

BACKLOG

The total amount of contracted backlog was approximately $136.8 million and $178.1 million as of January 31, 2012 and 2011, respectively.  The backlog orders are in our Winchester business.  Backlog is comprised of all open customer orders not yet shipped.  Approximately 75% of contracted backlog as of January 31, 2012 is expected to be filled during 2012.

COMPETITION

We are in active competition with businesses producing the same or similar products, as well as, in some instances, with businesses producing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 16 million tons of chlorine and 17 million tons of caustic soda capacity, account for approximately 18% of worldwide chlor alkali production capacity.  According to CMAI, the Dow Chemical Company (Dow), and the Occidental Chemical Corporation (OxyChem), are the two largest chlor alkali producers in North America.  Approximately 75% of the total North American capacity is located in the U.S. Gulf Coast region.

Many of our competitors are integrated producers of chlorine, using some, or all, of their chlorine production in the manufacture of other downstream products.  In contrast, we are primarily a merchant producer of chlorine and sell the majority of our chlorine to merchant customers.  As a result, we supply a greater share of the merchant chlorine market than our share of overall industry capacity.  We do utilize chlorine to manufacture industrial bleach and hydrochloric acid.  There is a worldwide market for caustic soda, which attracts imports and allows exports depending on market conditions.  All of our competitors and the integrated producers of chlorine sell caustic soda into the North American merchant market.

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

EMPLOYEES

As of December 31, 2011, we had approximately 3,800 employees, with 3,500 working in the United States and 300 working in foreign countries, primarily Canada.  Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.

The following labor contract is scheduled to expire in 2012:

Location	Number of Employees	Expiration Date
Becancour (Chlor Alkali)	130	April 2012

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude this labor contract or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition, or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities.  Company-sponsored research expenditures were $2.7 million in 2011, $2.1 million in 2010 and $2.2 million in 2009.

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

Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical and ammunition industries.  We experience cycles of fluctuating supply and demand in each of our business segments, particularly in Chlor Alkali Products, which result in changes in selling prices.  Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices.  There have been capacity additions of approximately 1.8 million tons announced by Formosa Plastics Corporation, Shintech, Inc., Westlake Chemical Corporation, a Dow/Mitsui & Co. Ltd. joint venture, and K2 Pure Solutions.  These announced capacity expansions are forecast by CMAI to come on line ratably over the next three years.  In 2010, we announced plans to convert our Charleston, TN facility from 260,000 tons of mercury cell capacity to 200,000 tons of membrane capacity and our intention to reconfigure our Augusta, GA facility to discontinue chlor alkali manufacturing.  We currently expect to complete the conversion and configuration by the end of 2012.  Together, these actions will reduce our overall chlor alkali production capacity by 160,000 ECUs.  Another factor influencing demand and pricing for chlorine and caustic soda is the price of natural gas.  Higher natural gas prices increase our customers’ and competitors’ manufacturing costs, and depending on the ratio of crude oil to natural gas prices, could make them less competitive in world markets.  Continued expansion offshore, particularly in Asia, will continue to have an impact on the ECU values as imported caustic soda replaces some capacity in North America.

Price in the chlor alkali industry is the major supplier selection criterion.  We have little or no ability to influence prices in this large commodity market.  Decreases in the average selling prices of our products could have a material adverse effect on our profitability.  For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $18 million annual change in our revenues and pretax profit when we are operating at full capacity.  While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and by controlling transportation, selling, and administration expenses, we cannot assure you that these efforts will be sufficient to offset fully the effect of possible decreases in pricing on operating results.

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

Our Winchester segment is also subject to changes in operating results as a result of cyclical pricing pressures, but to a lesser extent than the Chlor Alkali Products segment.  Selling prices of ammunition are affected by changes in raw material costs and availability and customer demand, and declines in average selling prices of products of our Winchester segment could adversely affect our profitability.

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

Accordingly, it is possible that some of the matters in which we are involved or may become involved may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters.”

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

While we believe we have facilities in place that should allow us to borrow funds as needed, adverse conditions in the credit and financial markets could prevent us from obtaining financing, if the need arises.  Our ability to invest in our businesses and refinance or repay maturing debt obligations could require access to the credit and capital markets and sufficient bank credit lines to support cash requirements.  If we are unable to access the credit and capital markets, we could experience a material adverse effect on our financial position or results of operations.

Information Security—A failure of our information technology systems, or an interruption in their operation, could have a material adverse effect on our business, financial condition or results of operations.

Our operations are dependent on our ability to protect our information systems, computer equipment and information databases from systems failures.  We rely on our information technology systems generally to manage the day-to-day operation of our business, operate elements of our chlor alkali manufacturing facilities, manage relationships with our customers, fulfill customer orders, and maintain our financial and accounting records.  Failures of our information technology systems could be caused by internal or external events, such as incursions by intruders or hackers, computer viruses, failures in hardware or software, power fluctuations or cyber-attacks.  The failure of our information technology systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs or loss of important information, any of which could have a material adverse effect on our business, financial condition or results of operations.  We have technology and information security processes and disaster recovery plans in place to mitigate our risk to these vulnerabilities.  However, these measures may not be adequate to ensure that our operations will not be disrupted, should such an event occur.

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

For example, our Chlor Alkali product transportation costs, particularly railroad shipment costs, are a significant portion of our cost of sales, and have been increasing over the past several years.  If the cost increases continue, and we are unable to control those costs or pass the increased costs on to customers, our profitability in our Chlor Alkali business would be negatively affected.  Similarly, costs of commodity metals and other materials used in our Winchester business, such as copper and lead, can vary.  If we experience significant increases in these costs and are unable to raise our prices to offset the higher costs, the profitability in our Winchester business would be negatively affected.

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

Our senior revolving credit facility will expire in October 2012.  We cannot be assured that we will be able to refinance this facility or that we will be able to refinance the facility with similar terms and conditions, including financial maintenance covenants.  Our senior revolving credit facility contains a $110 million letter of credit subfacility, which is used to support certain long-term debt and certain workers compensation insurance policies.

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

Pension Plans—The impact of declines in global equity and fixed income markets on asset values and any declines in interest rates used to value the liabilities in our pension plans may result in higher pension costs and the need to fund the pension plans in future years in material amounts.

Under Accounting Standard Codification (ASC) 715 “Compensation–Retirement Benefits” (ASC 715), formerly Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158), we recorded an after-tax charge of $29.0 million ($46.8 million pretax) to shareholders’ equity as of December 31, 2011 for our pension and other postretirement plans.  This charge reflected a 40-basis point decrease in the plans’ discount rate and an unfavorable actuarial assumption change related to mortality tables, partially offset by the favorable performance on plan assets during 2011.  In 2010, we recorded an after-tax charge of $26.0 million ($42.3 million pretax) to shareholders’ equity as of December 31, 2010 for our pension and other postretirement plans.  This charge reflected a 45-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2010.  In 2009, we recorded an after-tax charge of $27.3 million ($41.7 million pretax) to shareholders’ equity as of December 31, 2009 for our pension and other postretirement plans.  This charge reflected a 50-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2009.  The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior revolving credit facility.

The determinations of pension expense and pension funding are based on a variety of rules and regulations.  Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets.  They may also result in higher pension costs, additional financial statement disclosure, and accelerate the need to fully fund the pension plan.  During the third quarter of 2006, the “Pension Protection Act of 2006” became law, amended by “The Worker, Retiree, and Employer Recovery Act,” during the fourth quarter of 2008.  Among the stated objectives of the laws were the protection of both pension beneficiaries and the financial health of the Pension Benefit Guaranty Corporation (PBGC).  To accomplish these objectives, the new laws required sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums.  The laws require defined benefit pension plans to be fully funded for 2011.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2013.  We do have a small Canadian defined benefit pension plan to which we made $0.9 million and $9.8 million of cash contributions in 2011 and 2010, respectively, and we anticipate less than $5 million of cash contributions in 2012.  At December 31, 2011, the market value of assets in our qualified defined benefit pension plans of $1,906.9 million exceeded the projected benefit obligation by $19.2 million.

In addition, the impact of declines in global equity and fixed income markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension plans in future years.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have decreased or increased, respectively, the 2011 defined benefit pension plans income by approximately $16.3 million.

Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2011 and the projected benefit obligation as of December 31, 2011 would have decreased pension income by $0.5 million and increased the projected benefit obligation by $97.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2011 and the projected benefit obligation as of December 31, 2011 would have increased pension income by $1.9 million and decreased the projected benefit obligation by $99.0 million.

Indebtedness—Our indebtedness could adversely affect our financial condition and limit our ability to grow and compete, which could prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2011, we had $536.4 million of indebtedness outstanding, including $2.2 million representing the fair value related to $80.8 million of interest rate swaps and $10.5 million representing the unrecognized gain related to $125.0 million of interest rate swaps at December 31, 2011.  This outstanding indebtedness does not include our $240.0 million senior revolving credit facility of which we had $231.5 million available as of December 31, 2011 because we had issued $8.5 million of letters of credit.  As of December 31, 2011, our indebtedness represented 35.2% of our total capitalization.  At December 31, 2011, $12.2 million of our indebtedness was due within one year.

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

Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.  The following labor contract is scheduled to expire in 2012:

Location	Number of Employees	Expiration Date
Becancour (Chlor Alkali)	130	April 2012

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control.  We cannot assure you that our business will generate sufficient cash flow from operations.  If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity.  We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” and “Liquidity and Other Financing Arrangements.”

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

Item 3.  LEGAL PROCEEDINGS

Saltville

We have completed all work in connection with remediation of mercury contamination at the site of our former mercury cell chlor alkali plant in Saltville, VA required to date.  In mid-2003, the Trustees for natural resources in the North Fork Holston River, the Main Stem Holston River, and associated floodplains, located in Smyth and Washington Counties in Virginia and in Sullivan and Hawkins Counties in Tennessee notified us of, and invited our participation in, an assessment of alleged damages to natural resources resulting from the release of mercury.  The Trustees also notified us that they have made a preliminary determination that we are potentially liable for natural resource damages in said rivers and floodplains.  We agreed to participate in the assessment.  We and the Trustees have entered into discussions concerning a resolution of this matter.  In light of the ongoing discussions and inherent uncertainties of the assessment, we cannot at this time determine whether the financial impact, if any, of this matter will be material to our financial position or results of operations.  See “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2011 and 2010, our consolidated balance sheets included liabilities for these legal actions of $16.4 million and $18.1 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position or results of operations in the near term.

Item 4.  REMOVED AND RESERVED

Executive Officers of the Registrant as of February 24, 2012

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (61)	Chairman, President and Chief Executive Officer	1996
Frank W. Chirumbole (53)	President, Chlor Alkali Products	2011
Stephen C. Curley (60)	Vice President and Treasurer	2005
Dolores J. Ennico (59)	Vice President, Human Resources	2009
John E. Fischer (56)	Senior Vice President and Chief Financial Officer	2004
G. Bruce Greer, Jr. (51)	Vice President, Strategic Planning and Information Technology	2005
John L. McIntosh (57)	Senior Vice President, Operations	1999
Thomas J. O’Keefe (53)	President, Winchester	2011
George H. Pain (61)	Senior Vice President, General Counsel and Secretary	2002
Todd A. Slater (48)	Vice President, Finance and Controller	2005

No family relationship exists between any of the above named executive officers or between any of them and any of our directors.  Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

All executive officers, except Messrs. Chirumbole and O’Keefe and Ms. Ennico, have served as executive officers for more than five years.

Frank W. Chirumbole was appointed President, Chlor Alkali Products effective October 1, 2010.  From 2009 until September 2010, he served as Vice President, General Manager – Bleach; from 2007 to 2009 he served as Vice President, Supply Management; and from 2001 to 2007 he served as Vice President, Manufacturing and Engineering, all in the Chlor Alkali Products Division.

Dolores J. Ennico was elected Vice President, Human Resources effective May 1, 2009.  Prior to that time and since October 2005, she served as Corporate Vice President, Human Resources.  From March 2004 to September 2005, she served as Vice President, Administration for Olin's Winchester Division and former Metals group.

Thomas J. O’Keefe was appointed President, Winchester effective January 1, 2011.  From 2008 to 2010, he served as Vice President, Operations and Planning and from 2006 to 2008 he was Vice President, Manufacturing Operations, in each case, in the Winchester Division.  From 2001 to 2006, he was Vice President, Manufacturing and Engineering for Olin’s former Brass Division.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 31, 2012, we had 4,338 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange.

The high and low sales prices of our common stock during each quarterly period in 2011 and 2010 are listed below.  A dividend of $0.20 per common share was paid during each of the four quarters in 2011 and 2010.

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$23.04	$27.16	$24.09	$21.75
Low	17.97	20.60	17.64	16.11

2010
Market price of common stock per New York Stock Exchange composite transactions
High	$19.94	$22.39	$20.99	$21.57
Low	15.30	14.35	17.25	17.90

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	—	N/A	—
November 1-30, 2011	113,971	$17.91	113,971
December 1-31, 2011	—	N/A	—
Total				4,761,483	(1)

(1)
On July 21, 2011, we announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock that will terminate on July 21, 2014.  Through December 31, 2011, 238,517 shares had been repurchased, and 4,761,483 shares remained available for purchase under that program.

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders(2)	4,702,958	(3)	$17.73	(3)	2,905,735
Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	4,702,958		$17.73	(3)	2,905,735

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.

(2)
Consists of the 2000 Long Term Incentive Plan, the 2003 Long Term Incentive Plan, the 2006 Long Term Incentive Plan, the 2009 Long Term Incentive Plan and the 1997 Stock Plan for Non-employee Directors.  Does not include information about the equity compensation plan listed in the table below, which has expired.  No additional awards may be granted under this expired plan. As of December 31, 2011:

Plan Name	Expiration date	Number of securities issuable under outstanding options	Weighted average exercise price	Weighted average remaining term
1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries	1/25/06	66,536	$23.78	3.1 years

(3)      Includes:

•	3,698,334 shares issuable upon exercise of options with a weighted average exercise price of $17.73, and a weighted average remaining term of 6.2 years,

•	256,130 shares issuable under restricted stock unit grants, with a weighted average remaining term of 0.8 years,

•	414,750 shares issuable in connection with outstanding performance share awards, with a weighted average term of 1.0 years remaining in the performance measurement period, and

•	333,744 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees, and dividends on deferred stock under the plan.

Performance Graph

This graph compares the total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s 1000 Index (the “S&P 1000”) and a customized peer group of six companies comprised of: Alliant Techsystems, The Dow Chemical Company, Georgia Gulf Corporation, Occidental Petroleum Corporation, PPG Industries, Inc. and Westlake Chemical Corporation.

**Comparison of Five Year Cumulative Total Return**
Among Olin Corporation, the S&P 1000 Index and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Olin Corporation
S&P 1000 Index
Peer Group

| | 12/06 | 12/07 | 12/08 | 12/09 | 12/10 | 12/11 |
|---|---|---|---|---|---|---|
| Olin Corporation | 100 | 122 | 118 | 121 | 147 | 147 |
| S&P 1000 Index | 100 | 99 | 63 | 83 | 102 | 100 |
| Peer Group | 100 | 128 | 84 | 124 | 156 | 147 |

Copyright© 2012 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved.

Data is for the five-year period from December 31, 2006 through December 31, 2011.  The cumulative return includes reinvestment of dividends.  The Peer Group is weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph.  We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in the Peer Group for such year by (b) the total shareholder return for that corporation for such year.

Item 6.  SELECTED FINANCIAL DATA

TEN-YEAR SUMMARY

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Operations	($ and shares in millions, except per share data)
Sales	$1,961	$1,586	$1,532	$1,765	$1,277	$1,040	$955	$766	$703	$604
Cost of goods sold	1,574	1,350	1,223	1,377	1,035	792	682	639	588	551
Selling and administration	161	134	135	137	129	129	128	90	78	70
Loss on restructuring of businesses	(11)	(34)	—	—	—	—	—	(10)	—	—
Other operating income	9	2	9	1	2	7	9	6	—	—
Earnings (loss) of non-consolidated affiliates	10	30	38	39	46	45	37	9	6	(8)
Interest expense	30	25	12	13	22	20	20	20	20	26
Interest and other income (expense)	176	2	1	(20)	12	12	20	5	3	4
Income (loss) before taxes from continuing operations	380	77	210	258	151	163	191	27	26	(47)
Income tax provision (benefit)	138	12	74	100	50	39	74	8	8	(4)
Income (loss) from continuing operations	242	65	136	158	101	124	117	19	18	(43)
Discontinued operations, net	—	—	—	—	(110)	26	21	36	(20)	12
Cumulative effect of accounting changes, net	—	—	—	—	—	—	(5)	—	(22)	—
Net income (loss)	$242	$65	$136	$158	$(9)	$150	$133	$55	$(24)	$(31)
Financial position
Cash and cash equivalents, short-term investments and restricted cash	$357	$561	$459	$247	$333	$276	$304	$147	$190	$136
Working capital, excluding cash and cash equivalents and short-term investments	76	33	91	24	(14)	223	191	232	168	233
Property, plant and equipment, net	885	675	695	630	504	251	227	205	202	214
Total assets	2,450	2,049	1,932	1,720	1,731	1,642	1,802	1,621	1,448	1,426
Capitalization:
Short-term debt	12	78	—	—	10	2	1	52	27	2
Long-term debt	524	418	398	252	249	252	257	261	314	346
Shareholders’ equity	986	830	822	705	664	543	427	356	176	231
Total capitalization	$1,522	$1,326	$1,220	$957	$923	$797	$685	$669	$517	$579
Per share data
Basic:
Continuing operations	$3.02	$0.82	$1.74	$2.08	$1.36	$1.70	$1.65	$0.27	$0.30	$(0.87)
Discontinued operations, net	—	—	—	—	(1.48)	0.36	0.30	0.53	(0.34)	0.24
Accounting changes, net	—	—	—	—	—	—	(0.08)	—	(0.38)	—
Net income (loss)	$3.02	$0.82	$1.74	$2.08	$(0.12)	$2.06	$1.87	$0.80	$(0.42)	$(0.63)
Diluted:
Continuing operations	$2.99	$0.81	$1.73	$2.07	$1.36	$1.70	$1.65	$0.27	$0.30	$(0.87)
Discontinued operations, net	—	—	—	—	(1.48)	0.36	0.29	0.53	(0.34)	0.24
Accounting changes, net	—	—	—	—	—	—	(0.08)	—	(0.38)	—
Net income (loss)	$2.99	$0.81	$1.73	$2.07	$(0.12)	$2.06	$1.86	$0.80	$(0.42)	$(0.63)

Common Cash Dividends	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80
Market price of common stock:
High	27.16	22.39	19.79	30.39	24.53	22.65	25.35	22.99	20.53	22.60
Low	16.11	14.35	8.97	12.52	15.97	14.22	16.65	15.20	14.97	13.85
Year end	19.65	20.52	17.52	18.08	19.33	16.52	19.68	22.02	20.06	15.55
Other
Capital expenditures	$201	$85	$138	$180	$76	$62	$63	$38	$33	$24
Depreciation	97	85	70	68	47	38	36	33	40	51
Common dividends paid	64	63	63	61	59	58	57	56	47	39
Purchases of common stock	4	—	—	—	—	—	—	—	—	3
Current ratio	2.0	2.3	2.8	1.7	1.8	2.2	2.3	2.1	2.1	2.4
Total debt to total capitalization	35.2%	37.4%	32.6%	26.4%	28.1%	31.8%	37.7%	46.8%	65.9%	60.0%
Effective tax rate	36.3%	15.7%	35.4%	38.8%	33.1%	24.2%	38.4%	29.6%	30.8%	n/a
Average common shares outstanding - diluted	80.8	79.9	78.3	76.1	74.3	72.8	71.6	68.4	58.3	49.4
Shareholders	4,400	4,600	4,900	5,100	5,300	5,700	6,100	6,400	6,800	7,200
Employees(1)	3,800	3,700	3,700	3,600	3,600	3,100	2,900	2,800	2,700	3,000

Our Selected Financial Data reflects the following businesses as discontinued operations: Metals business in 2007 and Olin Aegis in 2004.  Since August 31, 2007, our Selected Financial Data reflects the Pioneer acquisition.  Since February 28, 2011, our Selected Financial Data reflects the acquisition of the remaining 50% of SunBelt.

(1)      Employee data exclude employees who worked at government-owned/contractor-operated facilities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS BACKGROUND

Our manufacturing operations are concentrated in two business segments:  Chlor Alkali Products and Winchester.  Both are capital intensive manufacturing businesses.  Chlor Alkali operating rates are closely tied to the general economy.  Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity.  Our Chlor Alkali Products business is a commodity business where all supplier products are similar and price is the major supplier selection criterion.  We have little or no ability to influence prices in this large, global commodity market.  Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability.  Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance.  While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

RECENT DEVELOPMENTS AND HIGHLIGHTS

2011 Year

SunBelt Acquisition

On February 28, 2011, we acquired PolyOne’s 50% interest in SunBelt for $132.3 million in cash plus the assumption of a PolyOne guarantee related to the SunBelt Notes.  With this acquisition, Olin now owns 100% of SunBelt.  The SunBelt chlor alkali plant, which is located within our McIntosh, AL facility, has approximately 350,000 tons of membrane technology capacity.  We also agreed to a three year earn out, which has no guaranteed minimum or maximum, based on the performance of SunBelt.  In conjunction with the acquisition, we consolidated the SunBelt Notes with a fair value of $87.3 million for the remaining principal balance of $85.3 million as of February 28, 2011.

Since February 28, 2011, our consolidated results included $170.5 million of SunBelt sales and $27.2 million of additional SunBelt pretax income ($38.7 million included in Chlor Alkali Products segment income; less $0.8 million of acquisition costs, $4.0 million of interest expense and $6.7 million of expense for our earn out liability) on the 50% interest we acquired.  Finally, the 2011 results included a one-time pretax, non-cash gain of $181.4 million associated with the remeasurement of our previously held 50% equity interest in SunBelt.  In conjunction with this remeasurement, a discrete deferred tax expense of $76.0 million was recorded.

Restructurings

    On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility will be converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The project has an estimated capital cost of approximately $160 million.  The board of directors also approved a plan to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  This action will reduce our chlor alkali manufacturing capacity by 100,000 tons.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limits our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25% and the configuration of the new plant will result in an increase in our capacity to produce potassium hydroxide.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removes the highest cost production capacity from our system.  We currently expect to complete the conversion and reconfiguration by the end of 2012.

    On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  Consistent with this relocation decision we have initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  In October 2011, we opened the new centerfire production facility in Oxford, MS and the pistol ammunition manufacturing equipment is in the process of being relocated and started up in Oxford, MS.  During 2011, approximately 12% of Winchester’s pistol ammunition was manufactured in Oxford, MS.  We currently expect to complete this relocation by the end of 2015.  Once completed, Winchester expects to have the most modern centerfire ammunition production facility in North America.

Our total restructuring charges for 2011 and 2010 related to these actions were $10.7 million and $34.2 million, respectively.  The restructuring charges included write-off of equipment and facility costs, acceleration of asset retirement obligations, employee severance and related benefit costs, non-cash pension and other postretirement benefits curtailment charges, lease and other contract termination costs, employee relocation costs, and facility exit costs.  We expect to incur approximately $25 million of additional restructuring charges associated with these actions through the end of 2016.

Other Highlights

In 2011, Chlor Alkali Products’ segment income was $245.0 million, which more than doubled compared with the prior year.  Chlor Alkali Products’ segment income included $38.7 million of additional income from the acquisition of the remaining 50% interest in SunBelt.  Chlor Alkali Products’ also realized improved ECU prices for 2011 compared to the prior year.  Operating rates in Chlor Alkali Products for 2011 and 2010 were 80% and 82%, respectively.  The combination of planned multi-month outages by two chlorine customers and a weakening of chlorine demand negatively impacted shipment volumes in 2011.

Our 2011 ECU netbacks of approximately $560 were 18% higher than the 2010 netbacks of approximately $475.  The 2011 SunBelt ECU netback was approximately $605.  In the first quarter of 2011, three caustic soda price increases were announced totaling $150 per ton.  In March 2011, we also announced a $60 per ton chlorine price increase.  In the third quarter of 2011, an additional caustic soda price increase was announced for $65 per ton, which replaced a late second quarter announced caustic soda price increase of $25 per ton.  Finally, in the fourth quarter of 2011, an additional caustic soda price increase was announced for $80 per ton.  The fourth quarter ECU netback was approximately $580, which was the first decline in price since the low point in our system in the third quarter of 2009.   ECU netbacks in the fourth quarter declined slightly from the third quarter levels of approximately $590 as chlorine prices weakened, driven by a reduced level of chlorine demand, which more than offset increases in caustic soda prices.  ECU netbacks in the first quarter of 2012 are forecast to decline slightly from the fourth quarter of 2011 as we expect the fourth quarter chlorine and caustic soda pricing trends to continue into the first quarter of 2012.  While the success of the third quarter 2011 $65 per ton caustic soda price increase is not yet known, the majority of the benefits of this price increase, if realized, would impact our system in the first quarter of 2012.  While the success of the fourth quarter 2011 $80 per ton caustic soda price increase is not yet known, we believe that it is unlikely that any benefit of this price increase will be realized in the first quarter of 2012.

Winchester segment income was $37.9 million in 2011 compared to $63.0 million in 2010.  The Winchester segment income has declined from the surge levels of 2010 and 2009; however, 2011 represented the third most profitable year in at least the last two decades.  The decrease in 2011 compared to the prior year reflected the impact of higher commodity metals and other material costs, higher manufacturing costs and incremental costs associated with our ongoing relocation of the centerfire ammunition manufacturing operations to Oxford, MS, partially offset by higher selling prices.

Other operating income for 2011 included a gain of $3.7 million on the sale of a former manufacturing site and $1.9 million of insurance recoveries related to our Oxford, MS and St. Gabriel, LA facilities.

Income before taxes for 2011 and 2010 included $11.4 million and $7.2 million, respectively, of recoveries from third parties for environmental costs incurred and expensed in prior periods.

Income tax expense for 2011 included $7.3 million of adjustments associated with a remeasurement of deferred taxes due to an increase in state tax effective rates, the expiration of statutes of limitation in federal and state jurisdictions, and the finalization of our 2010 domestic and Canadian income tax returns.  Income tax expense for 2011 also included a discrete deferred tax expense of $76.0 million related to the tax effect of the gain recorded on the remeasurement of our previously held 50% equity interest in SunBelt.  Income tax expense for 2010 included $13.5 million of favorable adjustments associated with the expiration of statutes of limitation in domestic and foreign jurisdictions and a reduction in expense related to the release of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.

In December 2011, we repaid the $75.0 million 9.125% Senior Notes (2011 Notes) issued in 2001, and $12.2 million due under the annual requirements of the SunBelt Notes.  These were redeemed using cash.  Also during December 2011, we drew the remaining $36.0 million of variable rate Go Zone bonds that were issued in 2010.  The associated cash was classified as a restricted long-term asset.  On December 31, 2011, there was a $51.7 million restricted cash balance that is required to be used to fund capital projects in Alabama, Mississippi, and Tennessee.

Capital spending of $200.9 million for 2011 included $51.0 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations and $60.0 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology.  The capital spending for the ongoing Winchester relocation of $51.0 million was partially financed by $31.0 million of grants received by the State of Mississippi and local governments.  The full amounts of these grants were received in 2011.  The Charleston, TN mercury cell conversion is expected to be completed in the second half of 2012.  The 2011 capital spending also included approximately $20 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites.  We expect to complete the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012.  The two remaining low salt, high strength bleach facilities are expected to be completed by the fourth quarter of 2012.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.

2010 Year

In 2010, Chlor Alkali Products’ segment income was $117.2 million, a decrease of 7% compared with 2009.  Chlor Alkali Products’ began to experience improved chlorine and caustic soda demand during 2010 and experienced a record level of bleach sales.  Volumes for chlorine and caustic soda improved 15% compared to 2009, while volumes for bleach improved 18%.  Operating rates in Chlor Alkali Products for 2010 and 2009 were 82% and 70%, respectively.

Our 2010 ECU netbacks of approximately $475 were 9% lower than the 2009 netbacks of approximately $520; however, the pricing trend was positive throughout 2010 as ECU netbacks increased sequentially from the low level of approximately $375 in the third quarter of 2009.  The fourth quarter of 2010 ECU netback was approximately $515.  As business conditions improved throughout 2010, our quarterly chlor alkali operating rates improved year-over-year reaching a 91% operating rate during the summer demand season.  A significant portion of the North American chlor alkali demand improvement came from exports of products made from chlorine, driven by the energy advantage the North American chemical producers enjoy by using natural gas as compared to crude oil.  With demand for both chlorine and caustic soda improving, price increases were announced throughout the year.  During February 2010, an $80 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the second quarter of 2010.  Caustic soda demand continued to improve, and as a result, during the third quarter of 2010, three additional caustic soda price increases were announced totaling $135 per ton.  We began realizing the benefits from these price increases and from contracts that re-set on an annual basis in the first half of 2011.

Winchester segment income of $63.0 million in 2010, which represented the second highest level of segment income in at least the last two decades, declined 8% compared to 2009 segment income of $68.6 million.  The higher than normal levels of commercial demand that began in the fourth quarter of 2008 continued through the second quarter of 2010.  Beginning with the third quarter of 2010, Winchester began to experience a decline in commercial demand from the 2009 levels.  However, the second half of 2010 commercial demand remained stronger than 2007 levels.  Commercial volumes, excluding rimfire, for 2010 decreased approximately 12% from 2009 levels.

Income before taxes for 2010 included $7.2 million of recoveries from third parties for environmental costs incurred and expensed in prior periods.  For 2009, income before taxes included $82.1 million of recoveries from third parties for environmental costs incurred and expensed in prior periods.

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

In October 2010, we completed a financing of Go Zone and Recovery Zone tax-exempt bonds totaling $70.0 million due 2024.  We had the option to borrow up to the entire $70.0 million in a series of draw downs through December 31, 2011.  During 2010, we drew $34.0 million of these bonds.  The proceeds from these bonds are required to be used to fund capital project spending at our McIntosh, AL facility.  In December 2010, we completed a financing of Recovery Zone tax exempt bonds totaling $83.0 million due in 2033 and 2035.  During 2010, we drew the entire $83.0 million of the bonds.  The proceeds from the bonds are required to be used to fund the Charleston, TN facility mercury cell conversion and our ongoing Winchester relocation.  Of the $117.0 million drawn from the Go Zone and Recovery Zone bonds as of December 31, 2010, $102.0 million of the associated cash was classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we could request reimbursement of qualifying amounts used to fund the capital projects in Alabama, Mississippi and Tennessee.

The Patient Protection and Affordable Healthcare Act was signed into law on March 23, 2010 and the Healthcare and Education Reconciliation Act of 2010 was signed into law on March 31, 2010 (collectively the Healthcare Acts).  The impact of the Healthcare Acts did not have a material effect on our consolidated financial statements for the years ended December 31, 2011 and 2010.

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

Our 2009 ECU netbacks of approximately $520 were 18% lower than the 2008 netbacks of approximately $635, reflecting the changes in the pricing dynamics in North America.  During 2008, North American demand for caustic soda was strong, while supply continued to be constrained by the weakness in chlorine demand.  This resulted in a significant supply and demand imbalance for caustic soda in North America, which resulted in record caustic soda pricing.  The result was a record ECU netback, in our system, in the first quarter of 2009 of approximately $765.  Beginning late in the fourth quarter of 2008 and continuing through 2009, demand for caustic soda weakened significantly, and fell below the demand for chlorine.  This created excess supply in North America, which caused caustic soda prices to fall.  The over supply of caustic soda caused industry operating rates to be constrained, which resulted in chlorine price increase announcements of $300 per ton during the second quarter of 2009.  Caustic soda prices declined precipitously in the second quarter of 2009 and these declines continued into the third quarter of 2009.  During the third quarter of 2009, chlorine and caustic soda demand became more balanced eliminating the oversupply of caustic soda.  We began realizing increases in chlorine prices in the third quarter of 2009 with most of the improvement in the fourth quarter of 2009.  ECU netbacks, in our system, bottomed out in the third quarter of 2009.  During the fourth quarter of 2009, as caustic soda demand improved, chlorine production declined due to seasonally weaker demand.  This resulted in a supply and demand imbalance for caustic soda in North America.  As a result of this imbalance, in December 2009, a $75 per ton caustic soda price increase was announced.  We began realizing the benefits of this price increase in caustic soda in the first half of 2010.

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

Quarterly and annual average ECU netbacks, excluding SunBelt, for 2011, 2010, and 2009 were as follows:

	2011	2010	2009
First quarter	$525	$440	$765
Second quarter	550	470	585
Third quarter	590	465	375
Fourth quarter	580	515	425
Annual average	560	475	520

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

Our 2010 ECU netbacks of approximately $475 were 9% lower than the 2009 netbacks of approximately $520; however, the pricing trend was positive throughout 2010 as ECU netbacks increased sequentially from the low level of approximately $375 in the third quarter of 2009.  The fourth quarter of 2010 ECU netback was approximately $515.  As business conditions improved throughout 2010, our quarterly chlor alkali operating rates improved year-over-year reaching a 91% operating rate during the summer demand season.  A significant portion of the North American chlor alkali demand improvement came from exports of products made from chlorine, driven by the energy advantage the North American chemical producers enjoy by using natural gas as compared to crude oil.  With demand for both chlorine and caustic soda improving, price increases were announced throughout 2010.  During February 2010, an $80 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the second quarter of 2010.  Caustic soda demand continued to improve, and as a result, during the third quarter of 2010, three additional caustic soda price increases were announced totaling $135 per ton.  We began realizing the benefits from these price increases and from contracts that re-set on an annual basis in the first half of 2011.

Our 2011 ECU netbacks of approximately $560 were 18% higher than the 2010 netbacks of approximately $475.  The 2011 SunBelt ECU netback was approximately $605.  In the first quarter of 2011, three caustic soda price increases were announced totaling $150 per ton.  In March 2011, we also announced a $60 per ton chlorine price increase.  In the third quarter of 2011, an additional caustic soda price increase was announced for $65 per ton, which replaced a late second quarter announced caustic soda price increase of $25 per ton.  Finally, in the fourth quarter of 2011, an additional caustic soda price increase was announced for $80 per ton.  The fourth quarter ECU netback was approximately $580, which was the first decline in price since the low point in our system in the third quarter of 2009.  ECU netbacks in the fourth quarter declined slightly from the third quarter levels of approximately $590 as chlorine prices weakened, driven by a reduced level of chlorine demand, which more than offset increases in caustic soda prices.  ECU netbacks in the first quarter of 2012 are forecast to decline slightly from the fourth quarter of 2011 as we expect the fourth quarter chlorine and caustic soda pricing trends to continue into the first quarter of 2012.  While the success of the third quarter 2011 $65 per ton caustic soda price increase is not yet known, the majority of the benefits of this price increase, if realized, would impact our system in the first quarter of 2012.  While the success of the fourth quarter 2011 $80 per ton caustic soda price increase is not yet known, we believe that it is unlikely that any benefit of this price increase will be realized in the first quarter of 2012.

PENSION AND POSTRETIREMENT BENEFITS

Under ASC 715, formerly SFAS No. 158, we recorded an after-tax charge of $29.0 million ($46.8 million pretax) to shareholders’ equity as of December 31, 2011 for our pension and other postretirement plans.  This charge reflected a 40-basis point decrease in the plans’ discount rate and an unfavorable actuarial assumption change related to mortality tables, partially offset by the favorable performance on plan assets during 2011.  In 2010, we recorded an after-tax charge of $26.0 million ($42.3 million pretax) to shareholders’ equity as of December 31, 2010 for our pension and other postretirement plans.  This charge reflected a 45-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2010.  In 2009, we recorded an after-tax charge of $27.3 million ($41.7 million pretax) to shareholders’ equity as of December 31, 2009 for our pension and other postretirement plans.  This charge reflected a 50-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2009.  The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior revolving credit facility.

During the third quarter of 2006, the “Pension Protection Act of 2006”, amended by “The Worker, Retiree, and Employer Recovery Act,” during the fourth quarter of 2008, became law.  Among the stated objectives of the laws are the protection of both pension beneficiaries and the financial health of the PBGC.  To accomplish these objectives, the new laws require sponsors to fund defined benefit pension plans earlier than previous requirements and to pay increased PBGC premiums.  The laws require defined benefit pension plans to be fully funded for 2011.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2013.  We do have a small Canadian defined benefit pension plan to which we made $0.9 million and $9.8 million of cash contributions in 2011 and 2010, respectively, and we anticipate less than $5 million of cash contributions in 2012.  At December 31, 2011, the market value of assets in our qualified defined benefit pension plans of $1,906.9 million exceeded the projected benefit obligation by $19.2 million.

Components of net periodic benefit (income) costs were:
	Years ended December 31,
	2011	2010	2009
	($ in millions)
Pension benefits	$(22.5)	$(17.7)	$(16.7)
Other postretirement benefits	7.8	7.3	7.3

In June 2011, we recorded a curtailment charge of $1.1 million related to the ratification of a new five and one half year Winchester, East Alton, IL union labor agreement.  In December 2010, we recorded a curtailment charge for pension benefits of $3.2 million and a credit for other postretirement benefits of $0.2 million associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  These curtailment charges were included in restructuring charges.

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

CONSOLIDATED RESULTS OF OPERATIONS
	Years ended December 31,
	2011	2010	2009
	($ in millions, except per share data)
Sales	$1,961.1	$1,585.9	$1,531.5
Cost of goods sold	1,573.9	1,349.9	1,222.7
Gross margin	387.2	236.0	308.8
Selling and administration	161.4	134.4	135.3
Restructuring charges	10.7	34.2	—
Other operating income	8.8	2.5	9.1
Operating income	223.9	69.9	182.6
Earnings of non-consolidated affiliates	9.6	29.9	37.7
Interest expense	30.4	25.4	11.6
Interest income	1.2	1.0	1.1
Other income	175.1	1.5	0.1
Income before taxes	379.4	76.9	209.9
Income tax provision	137.7	12.1	74.2
Net income	$241.7	64.8	$135.7
Net income per common share:
Basic	$3.02	0.82	$1.74
Diluted	$2.99	0.81	$1.73

2011 Compared to 2010

Sales for 2011 were $1,961.1 million compared to $1,585.9 million last year, an increase of $375.2 million, or 24%.  Chlor Alkali Products’ sales increased $352.5 million, or 34%, primarily due to the inclusion of SunBelt sales of $170.5 million, higher ECU prices and increased sales of co-products.  Our ECU netbacks, excluding SunBelt, increased 18% compared to last year.  Winchester sales increased by $22.7 million, or 4%, from 2010 primarily due to increased shipments to domestic commercial customers, military and international customers.

Gross margin increased $151.2 million, or 64%, from 2010, primarily as a result of increased Chlor Alkali Products’ gross margin due to the contribution from SunBelt and increased ECU netbacks, partially offset by reduced Winchester gross margin resulting from higher commodity and other material costs.  Gross margin as a percentage of sales increased to 20% in 2011 from 15% in 2010.

Selling and administration expenses in 2011 increased $27.0 million, or 20%, from 2010 primarily due to increased expenses associated with the inclusion of SunBelt’s selling and administration expenses of $9.3 million, higher recruiting and relocation charges of $5.2 million, increased salary and benefit costs of $5.1 million, an unfavorable foreign currency impact of $2.4 million, higher bad debt costs of $1.1 million, higher consulting charges of $1.0 million, SunBelt acquisition costs of $0.8 million, and increased management incentive compensation of $0.5 million, which included mark-to-market adjustments on stock-based compensation.  Selling and administration expenses as a percentage of sales were 8% in 2011 and 2010.

Restructuring charges in 2011 and 2010 of $10.7 million and $34.2 million, respectively, were primarily associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Other operating income in 2011 increased $6.3 million from 2010.  Other operating income for 2011 included a gain of $3.7 million on the sale of a former manufacturing site and $1.9 million of insurance recoveries related to our Oxford, MS and St. Gabriel, LA facilities.

The earnings of non-consolidated affiliates were $9.6 million for 2011, a decrease of $20.3 million from 2010, primarily due to the acquisition of the remaining 50% interest in SunBelt that was completed on February 28, 2011.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our consolidated financial statements.

Interest expense increased by $5.0 million in 2011, primarily due to a higher level of outstanding debt, which includes the SunBelt Notes, partially offset by lower interest rates.

Other income in 2011 included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt, partially offset by $6.7 million of expense for our earn out liability from the SunBelt acquisition.  Other income in 2010 included a $1.4 million recovery from an investment in corporate debt securities that was written off in 2008.

The effective tax rate for 2011 included a benefit of $4.9 million related to remeasurement of deferred taxes due to an increase in state tax effective rates, a $4.2 million benefit related to the expiration of statutes of limitations in federal and state jurisdictions, a $1.8 million expense associated with the finalization of our 2010 domestic and Canadian income tax returns and a deferred tax expense of $76.0 million related to the tax effect of the gain recorded on the remeasurement of our previously held 50% equity interest in SunBelt.  After giving consideration to these four items of $68.7 million and the SunBelt pretax gain of $181.4 million, the effective tax rate of 34.8% for 2011 was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, including the domestic manufacturing deduction and tax deductible dividends paid to the Contributing Employee Ownership Plan (CEOP), which were partially offset by state income taxes.  The effective tax rate for 2010 included a $9.2 million reduction in expense associated with the expiration of statutes of limitation in domestic and foreign jurisdictions, and a $4.3 million reduction in expense related to the release of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  After giving consideration to these two items of $13.5 million, the effective rate for 2010 of 33.3% was lower than the 35% U.S. federal statutory rate primarily due to favorable tax benefits of permanent tax deduction items, including the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, which were offset in part by state income taxes.

2010 Compared to 2009

Our total sales for 2010 were $1,585.9 million compared to $1,531.5 million in 2009, an increase of $54.4 million, or 4%.  Chlor Alkali Products’ sales increased by $72.8 million, or 8%, primarily due to increased shipment volumes partially offset by lower ECU prices.  Our ECU netbacks, excluding SunBelt, decreased 9% compared to 2009.  Winchester sales decreased by $18.4 million, or 3%, from 2009 primarily due to the decline in shipments to commercial customers, partially offset by higher shipments to military, international, industrial and law enforcement customers.

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

Restructuring charges in 2010 of $34.2 million included charges associated with the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

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

Other income in 2010 included a $1.4 million recovery from an investment in corporate debt securities that was written off in 2008.

The effective tax rate for 2010 included a $9.2 million reduction in expense associated with the expiration of statutes of limitation in domestic and foreign jurisdictions, and a $4.3 million reduction in expense related to the release of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  After giving consideration to these two items of $13.5 million, the effective tax rate for 2010 of 33.3% was lower than the 35% U.S. federal statutory rate primarily due to favorable tax benefits of permanent tax deduction items, including the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, which were offset in part by state income taxes.  During periods of low earnings, our effective tax rate can be significantly impacted by permanent tax reduction items, return to provision adjustments, changes in tax contingencies and valuation allowances, and tax credits.  The effective tax rate for 2009 included a $2.8 million reduction in expense primarily associated with the finalization of the 2008 income tax returns, which resulted in lower state tax expense, and a $3.2 million reduction in expense primarily associated with the expiration of statutes of limitation in domestic and foreign jurisdictions.  After giving consideration to these two items of $6.0 million, the effective tax rate for 2009 of 38.2%, was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were offset in part by the utilization of certain state tax credits.

SEGMENT RESULTS

We define segment results as income (loss) before interest expense, interest income, other operating income, other income, and income taxes and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting” (ASC 280), formerly SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (SFAS No. 131), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results.

	Years ended December 31,
	2011	2010	2009
Sales:	($ in millions)
Chlor Alkali Products	$1,389.1	$1,036.6	$963.8
Winchester	572.0	549.3	567.7
Total sales	$1,961.1	$1,585.9	$1,531.5
Income before taxes:
Chlor Alkali Products(1)	$245.0	$117.2	$125.4
Winchester	37.9	63.0	68.6
Corporate/Other:
Pension income(2)	27.8	24.6	22.3
Environmental (expense) income(3)	(7.9)	(9.1)	58.0
Other corporate and unallocated costs	(67.4)	(64.2)	(63.1)
Restructuring charges(4)	(10.7)	(34.2)	—
Other operating income(5)	8.8	2.5	9.1
Interest expense(6)	(30.4)	(25.4)	(11.6)
Interest income	1.2	1.0	1.1
Other income(7)	175.1	1.5	0.1
Income before taxes	$379.4	$76.9	$209.9

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segment.  The earnings from non-consolidated affiliates were $9.6 million, $29.9 million and $37.7 million for the years ended 2011, 2010 and 2009, respectively.  On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our consolidated financial statements.

(2)
The service cost and the amortization of prior service cost components of pension expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.  All other components of pension costs are included in corporate/other and include items such as the expected return on plan assets, interest cost and recognized actuarial gains and losses.  Pension income for the year ended 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

(3)
Environmental (expense) income for the years ended 2011, 2010 and 2009 included $11.4 million, $7.2 million and $82.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental (expense) income is included in cost of goods sold in the consolidated statements of operations.

(4)
Restructuring charges for the years ended 2011 and 2010 were primarily associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)
Other operating income for the year ended 2011 included a gain of $3.7 million on the sale of a former manufacturing site and $1.9 million of insurance recoveries related to our Oxford, MS and St. Gabriel, LA facilities.  Other operating income for 2009 included a $3.7 million gain on the sale of land, a $1.2 million gain on the disposition of a former manufacturing facility and $0.8 million for the sale of other assets.

(6)	Interest expense was reduced by capitalized interest of $1.2 million, $0.9 million and $9.7 million for the years ended 2011, 2010 and 2009, respectively.

(7)
Other income for the year ended 2011 included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt, partially offset by $6.7 million of expense for our earn out liability from the SunBelt acquisition.  The income tax provision for the year ended 2011 included a $76.0 million discrete deferred tax expense as a result of the remeasurement of the SunBelt investment.  Other income for the year ended 2010 included a $1.4 million recovery from a $26.6 million investment in corporate debt securities, whose full value was written off in 2008.  We are currently unable to utilize the capital loss resulting from the impairment of these corporate debt securities; therefore, no tax benefit has been recognized for the impairment loss.

Chlor Alkali Products

2011 Compared to 2010

Chlor Alkali Products’ sales for 2011 were $1,389.1 million compared to $1,036.6 million for 2010, an increase of $352.5 million, or 34%.  The acquisition of SunBelt contributed sales of $170.5 million for 2011.  Chlor Alkali Products’ sales, excluding SunBelt, increased $182.0 million, or 18%.  The sales increase was primarily due to higher ECU pricing, which increased 18% from 2010.  Chlorine and caustic soda volumes increased 1% from 2010.  Bleach volumes increased 15% for 2011 compared to last year, and hydrochloric acid volumes increased 12% compared to 2010.  Our ECU netback, excluding SunBelt, was approximately $560 for 2011 compared to approximately $475 for 2010.  The SunBelt ECU netback for 2011 was approximately $605.  Freight costs included in the ECU netback increased 20% for 2011 compared to the prior year, primarily due to higher railroad freight rates.  Our operating rate for 2011 was 80% compared to our operating rate of 82% in 2010.  The 2011 operating rate was affected by the combination of planned multi-month outages by two chlorine customers and a weakening of chlorine demand.

Chlor Alkali Products posted segment income of $245.0 million for 2011, compared to $117.2 million for 2010, an increase of $127.8 million, or 109%.  Chlor Alkali Products segment income was higher primarily due to higher ECU netbacks ($112.5 million), higher SunBelt earnings ($53.8 million) and increased volumes ($8.0 million).  The higher SunBelt earnings primarily related to $38.7 million of additional income on the remaining 50% interest we acquired and higher ECU netbacks.  These increases were partially offset by increased operating costs ($46.5 million), primarily raw materials and electricity.

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

Winchester

2011 Compared to 2010

Winchester sales were $572.0 million for 2011 compared to $549.3 million for 2010, an increase of $22.7 million, or 4%.  Sales of ammunition to domestic commercial customers increased $10.2 million, shipments to military and international customers increased $7.9 million and $7.2 million, respectively, and shipments to industrial customers, who primarily supply the construction sector, increased $1.2 million.  These increases were partially offset by lower shipments to law enforcement agencies of $3.8 million.

Winchester reported segment income of $37.9 million for 2011 compared to $63.0 million for 2010, a decrease of $25.1 million, or 40%.  The decrease was primarily due to the impact of increased commodity and other material costs and higher operating costs ($40.8 million), partially offset by higher selling prices ($15.7 million).

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

Corporate/Other

2011 Compared to 2010

For 2011, pension income included in corporate/other was $27.8 million compared to $24.6 million for 2010.  Pension income for 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.  On a total company basis, defined benefit pension income for 2011 was $22.5 million compared to $17.7 million for 2010.  Pension income on a total company basis for 2011 and 2010 included curtailment charges of $1.1 million and $3.2 million, respectively, associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS, which were included in the restructuring charges for 2011 and 2010.

Charges to income for environmental investigatory and remedial activities were $7.9 million for 2011 compared to $9.1 million for 2010, which included $11.4 million and $7.2 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $19.3 million for 2011 compared with $16.3 million for 2010.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2011, other corporate and unallocated costs were $67.4 million compared to $64.2 million for 2010, an increase of $3.2 million, or 5%.  The increase was primarily due to higher salary and benefit costs of $2.6 million, increased asset retirement obligation and legacy site charges of $1.2 million, an unfavorable foreign currency impact of $1.0 million, SunBelt acquisition costs of $0.8 million, and higher consulting charges of $0.5 million.  These increases were partially offset by a lower level of legal and legal-related settlement expenses of $2.6 million and decreased management incentive compensation of $0.5 million, primarily due to mark-to-market adjustments on stock-based compensation.

2010 Compared to 2009

For 2010, pension income included in corporate/other was $24.6 million compared to $22.3 million for 2009.  Pension income for 2010 included a charge of $1.3 million associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.  On a total company basis, defined benefit pension income for 2010 was $17.7 million compared to $16.7 million for 2009.  Pension income on a total company basis for 2010 included a curtailment charge of $3.2 million associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS, which was included in the restructuring charges for 2010.

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

2012 OUTLOOK

Net income in the first quarter of 2012 is projected to be in the $0.35 to $0.40 per diluted share range.

    In Chlor Alkali Products, the first quarter of 2012 segment earnings are expected to increase compared to both the fourth quarter of 2011 earnings of $50.3 million and the first quarter of 2011 earnings of $45.2 million.  The expected improved segment earnings compared to the first quarter of 2011 anticipates higher ECU netbacks and a full quarter of 100% ownership of SunBelt.  The expected improved earnings compared to the fourth quarter of 2011 anticipates higher chlorine and caustic soda shipment volumes.  The Chlor Alkali Products’ operating rate in the first quarter of 2012 is forecast to be in the 80% range, which is an improvement from the fourth quarter of 2011 level of 70% and comparable to the first quarter of 2011 level of 80%.

ECU netbacks in the fourth quarter of approximately $580 declined slightly from the third quarter level of approximately $590, as chlorine price declines more than offset increases in caustic soda prices.  ECU netbacks in the first quarter of 2012 are forecast to decline slightly from the fourth quarter of 2011 as we expect the fourth quarter chlorine and caustic soda pricing trends to continue into the first quarter of 2012.  While the success of the third quarter 2011 $65 per ton caustic soda price increase is not yet known, the majority of the benefits of this price increase, if realized, would impact our system in the first quarter of 2012.  While the success of the fourth quarter 2011 $80 per ton caustic soda price increase is not yet known, we believe that it is unlikely that any benefit of this price increase will be realized in the first quarter of 2012.

Winchester first quarter 2012 segment earnings are expected to be comparable with the first quarter of 2011 segment earnings of $12.5 million.  Higher commodity costs and lower levels of commercial demand compared to the first quarter of 2011 are expected to offset higher selling prices.

Winchester’s 2011 acquired cost of all commodity metals increased compared to 2010 levels.  The purchase price of copper increased 28%, the price of lead increased 14% and the price of zinc increased 7%.  Winchester utilizes approximately three times as much lead as copper and three times as much copper as zinc.  As we look forward into 2012, the price of commodity metals will likely continue to present a significant challenge.

During 2011, Winchester was awarded the U.S. Army’s “Second Source” ammunition contract, which has the potential to generate $300 million of sales over five years.  The contract provides for the production of .50 caliber, 5.56 millimeter, and 7.62 millimeter ammunition.  As a result of this contract, Winchester anticipates that sales to military customers will increase in 2012 compared to 2011, while sales to law enforcement customers are expected to decline in 2012 from 2011 due to state and local government budget pressures.

In January 2012, Winchester announced it had formed a joint venture named U.S. Munitions with BAE Systems to submit a proposal for the operation and maintenance of the Lake City Army Ammunition Plant.  The Lake City Army Ammunition Plant is the U.S. Army’s primary manufacturing location for small caliber ammunition.  We believe U.S. Munitions provides the best opportunity for Winchester to participate in the Lake City competition.  It is expected that a decision by the U.S. Army will be made during the fourth quarter of 2012 and that after a one-year transition period, the selected contractor will assume responsibility for the plant on October 1, 2013.  This represents a long-term opportunity for Winchester.

We anticipate that 2012 charges for environmental investigatory and remedial activities will be in the $20 million range, which is comparable with the 2011 level of $19.3 million, before the recoveries of environmental costs incurred and expensed in prior periods are considered.  We do not believe that there will be additional recoveries of environmental costs incurred and expensed in prior periods in 2012.

We expect defined benefit pension plan income in 2012 to be similar to the 2011 level.  Based on the December 31, 2011 funding status, we will not be required to make any cash contributions to our domestic defined benefit pension plan in 2012.  We do have a small Canadian defined benefit pension plan to which we made contributions of $0.9 million and $9.8 million in 2011 and 2010, respectively, and we anticipate cash contributions of less than $5 million in 2012.

During the first quarter of 2012, we are anticipating pretax restructuring charges of approximately $2.5 million primarily associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012.  We are expecting total pretax restructuring charges for 2012 related to these projects to be approximately $10 million.  We expect to incur restructuring charges through 2016 totaling approximately $17 million related to our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  We also expect to incur restructuring charges through 2013 totaling approximately $8 million related to exiting the use of mercury cell technology in the chlor alkali manufacturing process.

We believe the 2012 effective tax rate will be in the 36% to 37% range.

In 2012, we expect capital spending to be in the $215 million to $245 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, the low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites, the reconfiguration of our Augusta, GA facility to manufacture bleach and distribute caustic soda, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  We anticipate the start-up of the converted Charleston, TN chlor alkali facility in the second half of 2012.  We expect to complete the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012.  The two remaining low salt, high strength bleach facilities are expected to be completed by the fourth quarter of 2012.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.  We expect 2012 depreciation expense to be approximately $110 million.

ENVIRONMENTAL MATTERS
	Years ended December 31,
	2011	2010	2009
Cash outlays (receipts):	($ in millions)
Remedial and investigatory spending (charged to reserve)	$23.3	$15.7	$19.0
Recoveries from third parties	(11.4)	(7.2)	(82.1)
Capital spending	2.5	1.3	2.9
Plant operations (charged to cost of goods sold)	26.1	24.1	24.4
Total cash outlays (receipts)	$40.5	$33.9	$(35.8)

Our liabilities for future environmental expenditures were as follows:
	December 31,
	2011	2010	2009
	($ in millions)
Beginning balance	$167.6	$166.1	$158.9
Charges to income	19.3	16.3	24.1
Remedial and investigatory spending	(23.3)	(15.7)	(19.0)
Currency translation adjustments	(0.3)	0.9	2.1
Ending balance	$163.3	$167.6	$166.1

Total environmental-related cash outlays in 2011 increased compared to 2010,  primarily driven by remedial and investigatory spending due to the implementation of a remedial action plan at a former waste disposal site in 2011, partially offset by increased recoveries from third parties of costs incurred and expensed in prior periods.  Total environmental-related cash outlays in 2010 increased compared to 2009 due to the lower recoveries from third parties of costs incurred and expensed in prior periods.  Remedial and investigatory spending was lower in 2010 than 2009 due to completing a remedial action at a site in 2009 and principally completing an investigation at a former manufacturing site in 2009.  Total environmental-related cash outlays for 2012 are estimated to be approximately $60 million, of which approximately $30 million is expected to be spent on investigatory and remedial efforts, approximately $4 million on capital projects and approximately $26 million on normal plant operations.  Remedial and investigatory spending is anticipated to be higher in 2012 than 2011 due to the ongoing remedial actions at a former waste disposal site and the implementation of remedial actions at another former manufacturing site.  Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.2 million at December 31, 2011.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges or credits to income for investigatory and remedial efforts were material to operating results in 2011, 2010 and 2009 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2011	2010	2009
	($ in millions)
Charges to income	$19.3	$16.3	$24.1
Recoveries from third parties of costs incurred and expensed in prior periods	(11.4)	(7.2)	(82.1)
Total environmental expense (income)	$7.9	$9.1	$(58.0)

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Our total estimated environmental liability at the end of 2011, was attributable to 70 sites, 17 of which were USEPA National Priority List (NPL) sites.  Ten sites accounted for 78% of our environmental liability and, of the remaining 60 sites, no one site accounted for more than 3% of our environmental liability.  At one of these ten sites, a remedial action plan is being implemented.  At five of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At one of these ten sites, a remedial investigation is being performed.  At one site, part of the site is subject to a remedial action plan and part of the site to long-term OM&M.  The two remaining sites are in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2011 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $163.3 million at December 31, 2011, and $167.6 million at December 31, 2010, of which $132.3 million and $139.6 million, respectively, were classified as other noncurrent liabilities.  Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $163.3 million included on our consolidated balance sheet at December 31, 2011 for future environmental expenditures, we currently expect to utilize $92.2 million of the reserve for future environmental expenditures over the next 5 years, $24.4 million for expenditures 6 to 10 years in the future, and $46.7 million for expenditures beyond 10 years in the future.  These estimates are subject to a number of risks and uncertainties, as described in Item 1A “Risk Factors—Environmental Costs.”

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $50 million to $70 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2011, we estimate it is reasonably possible that we may have additional contingent environmental liabilities of $40 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  We describe some of these matters in “Item 3—Legal Proceedings.”  At December 31, 2011 and 2010, our consolidated balance sheets included liabilities for these legal actions of $16.4 million and $18.1 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position or results of operations in the near term.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data
	Years ended December 31,
	2011	2010	2009
Provided by (used for)	($ in millions)
Gain on remeasurement of investment in SunBelt	$(181.4)	$—	$—
Net operating activities	215.9	115.5	200.2
Capital expenditures	(200.9)	(85.3)	(137.9)
Business acquired in purchase transaction, net of cash acquired	(123.4)	—	—
Restricted cash activity, net	50.3	(102.0)	—
Net investing activities	(259.6)	(159.7)	(87.7)
Long-term debt (repayments) borrowings, net	(51.2)	96.3	150.3
Net financing activities	(110.1)	44.3	99.5

Operating Activities

For 2011, cash provided by operating activities increased by $100.4 million from 2010, primarily due to higher earnings, partially offset by a larger increase in working capital.  In 2011, working capital increased $22.0 million compared with an increase of $9.7 million in 2010.  Receivables increased during 2011 by $26.2 million as a result of higher sales in the fourth quarter of 2011 compared to 2010.  Inventories increased from December 31, 2010 by $17.0 million, partially due to our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  Accounts payable and accrued liabilities increased from December 31, 2010 by $15.6 million.  The 2011 cash from operations was also impacted by a $47.4 million increase in cash tax payments.  In 2011, we made cash contributions to our Canadian qualified defined benefit pension plan of $0.9 million compared with $9.8 million in 2010.

For 2010, cash provided by operating activities decreased by $84.7 million from 2009 primarily due to lower earnings partially offset by a smaller increase in working capital.  In 2010, working capital increased $9.7 million compared with an increase of $22.6 million in 2009.  Our days sales outstanding decreased by approximately two days compared to 2009.  Accounts payable and accrued liabilities increased from December 31, 2009 by $14.1 million.  Inventories increased from December 31, 2009 by $31.8 million, primarily due to higher commodity costs and a return to a more normal level of inventory at Winchester.  The 2010 cash from operations was also affected by a $27.0 million decrease in cash tax payments.  In 2010, we made cash contributions to our Canadian qualified defined benefit pension plan of $9.8 million.

Capital Expenditures

Capital spending was $200.9 million, $85.3 million, and $137.9 million in 2011, 2010 and 2009, respectively.  Capital spending for 2011 included $51.0 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations and $60.0 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology.  The capital spending for the ongoing Winchester relocation was partially financed by $31 million of grants provided by the State of Mississippi and local governments.  The full amounts of these grants were received in 2011.  The 2011 capital spending also included approximately $20 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites.  Capital spending in 2010 included bleach manufacturing and bleach shipping by railroad expansion projects at three of our Chlor Alkali facilities.  Capital spending in 2009 included $69.6 million for the St. Gabriel, LA facility conversion and expansion project and also increased investments in our bleach operations.  Capital spending was 206%, 100%, and 196% of depreciation in 2011, 2010 and 2009, respectively.

In 2012, we expect our capital spending to be in the $215 million to $245 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, the low salt, high strength bleach facilities, the reconfiguration of our Augusta, GA facility to manufacture bleach and distribute caustic soda, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  We anticipate the start-up of the converted Charleston, TN chlor alkali facility in the second half of 2012.  We expect to complete the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012.  The two remaining low salt, high strength bleach facilities are expected to be completed by the fourth quarter of 2012.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.

Investing Activities

In 2011 and 2010, we drew $36.0 million and $117.0 million, respectively, of Go Zone and Recovery Zone bonds issued in 2010.  The proceeds of these bonds are required to be used to fund capital projects in Alabama, Mississippi, and Tennessee.  As of December 31, 2011, $51.7 million of the proceeds have not been used and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash.  In 2011 and 2010, we utilized $86.3 million and $15.0 million, respectively, of the Go Zone and Recovery Zone proceeds to fund qualifying capital spending.

The 2010 and 2009 distributions from affiliated companies primarily reflected the cash impact of our share of SunBelt’s earnings.

On February 28, 2011, we acquired the remaining 50% interest in SunBelt and paid cash of $123.4 million, net of $8.9 million of cash acquired.

During the fourth quarter of 2011, we entered into a sale/leaseback transaction for chlorine railcars that we acquired in 2011.  We received proceeds from the sale of $3.2 million.

Financing Activities

In December 2011, we repaid the $75.0 million 2011 Notes, which became due, and repaid $12.2 million due under the annual requirements of the SunBelt Notes.

In December 2010, we completed a financing of Recovery Zone bonds totaling $83.0 million due 2033 and 2035.  During December 2010, we drew the entire $83.0 million of the bonds.  As of December 31, 2011, $40.1 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Charleston, TN facility mercury cell conversion and our ongoing Winchester relocation.

In October 2010, we completed a financing of Go Zone and Recovery Zone bonds totaling $70.0 million due 2024.  We drew $36.0 million of these bonds in 2011 and $34.0 million in 2010.  As of December 31, 2011, $11.6 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for capital project spending at our McIntosh, AL facility.

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

In 2011, 2010 and 2009, we issued 0.5 million; 0.2 million; and less than 0.1 million shares with a total value of $9.3 million, $3.1 million and $0.2 million, respectively, representing stock options exercised.  In addition, during 2011, 2010 and 2009, we issued zero; 0.5 million; and 1.3 million shares of common stock, respectively, with a total value of zero, $10.2 million and $16.9 million, respectively, to the Olin CEOP.  Effective September 23, 2010, our CEOP began to purchase shares in the open market in lieu of our issuing shares to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions, which had previously been suspended effective January 1, 2010.

In 2011, we purchased and retired 0.2 million shares with a total value of $4.2 million under the share repurchase program approved by our board of directors on July 21, 2011.

The percent of total debt to total capitalization decreased to 35.2% at December 31, 2011, from 37.4% at year-end 2010 and 32.6% at year-end 2009.  The 2011 decrease was due primarily to higher shareholders’ equity resulting from the net income for the year ended December 31, 2011, partially offset by a higher level of long-term debt at December 31, 2011.  The 2010 increase from 2009 was due primarily to the higher level of long-term debt at December 31, 2010 resulting from the issuance of Go Zone and Recovery Zone bonds, partially offset by higher shareholders’ equity resulting from the net income for the year ended December 31, 2010.

Dividends per common share were $0.80 in 2011, 2010 and 2009.  Total dividends paid on common stock amounted to $64.0 million, $63.3 million and $62.5 million in 2011, 2010 and 2009, respectively.  On January 27, 2012, our board of directors declared a dividend of $0.20 per share on our common stock, payable on March 9, 2012 to shareholders of record on February 10, 2012.

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

For 2011, cash provided by operating activities increased by $100.4 million from 2010, primarily due to higher earnings, partially offset by a larger increase in working capital.  In 2011, working capital increased $22.0 million compared with an increase of $9.7 million in 2010.  Receivables increased during 2011 by $26.2 million as a result of higher sales in the fourth quarter of 2011 compared to 2010.  Inventories increased from December 31, 2010 by $17.0 million, partially due to our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  Accounts payable and accrued liabilities increased from December 31, 2010 by $15.6 million.  The 2011 cash from operations was also impacted by a $47.4 million increase in cash tax payments.  In 2011, we made cash contributions to our Canadian qualified defined benefit pension plan of $0.9 million compared with $9.8 million in 2010.

Capital spending was $200.9 million, $85.3 million, and $137.9 million in 2011, 2010 and 2009, respectively.  Capital spending for 2011 included $51.0 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations and $60.0 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology.  The capital spending for the ongoing Winchester relocation was partially financed by $31 million of grants provided by the State of Mississippi and local governments.  The full amounts of these grants were received in 2011.  The 2011 capital spending also included approximately $20 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites.  Capital spending in 2010 included bleach manufacturing and bleach shipping by railroad expansion projects at three of our Chlor Alkali facilities.  Capital spending in 2009 included $69.6 million for the St. Gabriel, LA facility conversion and expansion project and also increased investments in our bleach operations.  Capital spending was 206%, 100%, and 196% of depreciation in 2011, 2010 and 2009, respectively.

In 2012, we expect our capital spending to be in the $215 million to $245 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, the low salt, high strength bleach facilities, the reconfiguration of our Augusta, GA facility to manufacture bleach and distribute caustic soda, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  We anticipate the start-up of the converted Charleston, TN chlor alkali facility in the second half of 2012.  We expect to complete the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012.  The two remaining low salt, high strength bleach facilities are expected to be completed by the fourth quarter of 2012.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.

The overall use of cash of $153.8 million in 2011 primarily reflects the acquisition of the remaining 50% equity interest in SunBelt and the debt repayments in December 2011.  Based on our December 31, 2011 unrestricted cash balance of $304.8 million, the restricted cash balance of $51.7 million, and the availability of approximately $231.5 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

On July 21, 2011, our board of directors authorized a share repurchase program for up to 5 million shares of common stock that will terminate in three years for any remaining shares not yet repurchased.  Since the date of authorization, 0.2 million shares were purchased and retired under this program at a cost of $4.2 million.  As of December 31, 2011, we had purchased a total of 0.2 million shares under this program and 4.8 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In conjunction with the SunBelt acquisition, we consolidated the SunBelt Notes with a fair value of $87.3 million for the remaining principal balance of $85.3 million as of February 28, 2011.  In December 2011, $12.2 million was repaid on these SunBelt Notes.

In December 2011, we repaid the $75.0 million 2011 Notes, which became due in 2011.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $41.0 million due 2035.  The bonds were issued by the Industrial Development Board of the County of Bradley and the City of Cleveland, TN (TN Authority) pursuant to a trust indenture between the TN Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank), as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 27, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the TN Authority to us under a loan agreement, whereby we are obligated to make loan payments to the TN Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on London InterBank Offered Rate (LIBOR).  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $41.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our Charleston, TN facility mercury cell conversion.  As of December 31, 2011, $26.0 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Charleston, TN facility mercury cell conversion.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our ongoing relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of December 31, 2011, $14.1 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70.0 million due 2024.  The bonds include $50.0 million of Go Zone and $20.0 million of Recovery Zone.  The bonds were issued by the Industrial Development Authority of Washington County, AL (AL Authority) pursuant to a trust indenture between the AL Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We had the option to borrow up to the entire $70.0 million in a series of draw downs through December 31, 2011.  We drew $36.0 million of the bonds in 2011 and $34.0 million in 2010.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.  As of December 31, 2011, $11.6 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for capital project spending at our McIntosh, AL facility.

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

At December 31, 2011, we had $231.5 million available under our $240 million senior revolving credit facility, because we had issued $8.5 million of letters of credit under a $110 million subfacility. The senior revolving credit facility will expire in October 2012.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2011 and 2010, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2011, there were no covenants or other restrictions that limited our ability to borrow.

At December 31, 2011, we had total letters of credit of $34.4 million outstanding, of which $8.5 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have two letter of credit facilities totaling $28 million, which we reduced from $38 million during 2010.  The letters of credit were used to support certain long-term debt and certain workers compensation insurance policies.

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

Our current debt structure is used to fund our business operations.  As of December 31, 2011, we had long-term borrowings, including the current installment, of $536.4 million, of which $155.9 million was at variable rates.  Annual maturities of long-term debt are $12.2 million in 2012, $23.6 million in 2013, $12.2 million in 2014, $12.2 million in 2015, $147.7 million in 2016 and a total of $328.5 million thereafter.  We have entered into interest rate swaps on $80.8 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparties to these agreements are Citibank, N.A. (Citibank) ($7.7 million) and Wells Fargo, N.A. (Wells Fargo) ($73.1 million).  We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings.  Accordingly, the swap agreements have been recorded at their fair market value of $2.2 million and are included in other assets on the accompanying consolidated balance sheet, with a corresponding increase in the carrying amount of related debt.  No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

Of the $80.8 million of interest rate swaps outstanding at December 31, 2011, $73.1 million were entered into in May 2011 on the SunBelt Notes.  The counterparty to this agreement is Wells Fargo.  In April 2010, Citibank terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during 2010.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2011, $10.5 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements was Citibank.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We agreed to pay a fixed rate to a counterparty who, in turn, paid us variable rates.  The counterparty to this agreement was Bank of America, N.A. (Bank of America), a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which was recognized through 2011.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap did not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps were recorded currently in earnings.

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

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance Specialty Chemicals, Inc. (Alliance), formerly known as RFC SO2, Inc.  Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide.  Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us.  The price for the sulfur dioxide is fixed over the life of the contract and, under the terms of the contract, we are obligated to make a monthly payment of $0.2 million regardless of the amount of sulfur dioxide purchased.  Commitments related to this agreement are $0.6 million in 2012.  This supply agreement expires in 2012.

Our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations	$536.4	$12.2	$35.8	$159.9	$328.5
Interest payments under debt obligations and interest rate swap agreements(a)	194.1	27.1	50.6	45.0	71.4
Contingent tax liability	37.2	0.9	11.4	2.9	22.0
Qualified pension plan contributions(b)	2.7	2.7	—	—	—
Non-qualified pension plan payments	61.7	4.1	17.4	7.9	32.3
Postretirement benefit payments	74.9	6.3	11.5	10.8	46.3
Off-Balance Sheet Commitments:
Noncancelable operating leases	221.7	40.3	67.9	50.3	63.2
Purchasing commitments:
Raw materials	151.6	65.4	71.6	14.6	—
Capital expenditures	40.6	39.1	0.8	0.7	—
Utilities	1.9	1.4	0.3	0.2	—
Total	$1,322.8	$199.5	$267.3	$292.3	$563.7

(a)
For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2011 and that there are no changes in the rates from those in effect at December 31, 2011 which ranged from 1.78% to 8.875%.

(b)
These amounts are only estimated payments assuming an annual expected rate of return on pension plan assets of 8.25%, and a discount rate on pension plan obligations of 4.9%.  These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated.  Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year.  Based on the current funding requirements, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2013.  We do have a small Canadian defined benefit pension plan to which we made $0.9 million and $9.8 million of cash contributions in 2011 and 2010, respectively, and we anticipate less than $5 million of cash contributions in 2012.  See discussion on “Pension Protection Act of 2006” amended by “The Worker, Retiree, and Employer Recovery Act” in “Pension Plans” in the notes to the consolidated financial statements.

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

We also have standby letters of credit of $34.4 million of which $8.5 million have been issued through our senior revolving credit facility.  At December 31, 2011, we had $231.5 million available under our senior revolving credit facility.

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

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Circumstances that could trigger an impairment test include but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount.  We define reporting units at the business segment level or one level below the business segment, which for our Chlor Alkali Products segment are the U.S. operations and Canadian operations.  For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.

We use a discounted cash flow approach to develop the estimated fair value of a reporting unit.  Management judgment is required in developing the assumptions for the discounted cash flow model.  We also corroborate our discounted cash flow analysis by evaluating a market-based approach that considers earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a representative sample of comparable public companies in the chemical industry.  An impairment would be recorded if the carrying amount exceeded the estimated fair value.  No impairment charges were recorded for 2011, 2010 or 2009.

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

We believe the assumptions used in our discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit.  However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing during the fourth quarter of 2011, will prove to be an accurate prediction of the future.  In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit.  In all cases, the estimated fair value of the reporting units exceeded the carrying value of the reporting units by a substantial amount.  We also applied a hypothetical decrease of 100-basis points in our terminal growth rate or an increase of 100-basis points in our weighted-average cost of capital to test the fair value calculation.  The estimated fair value of the reporting units derived in these calculations also exceeded our book value by a substantial amount for each of our reporting units.  If our assumptions regarding forecasted sales or gross margins are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715, formerly SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87) and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pension” (SFAS No. 106), respectively.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2011 and 2010, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 18 years and 19 years, respectively.

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

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed rate of return on plan assets would have decreased or increased, respectively, the 2011 defined benefit pension plan income by approximately $16.3 million.  Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2011 and the projected benefit obligation as of December 31, 2011 would have decreased pension income by $0.5 million and increased the projected benefit obligation by $97.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2011 and the projected benefit obligation as of December 31, 2011 would have increased pension income by $1.9 million and decreased the projected benefit obligation by $99.0 million.  For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans” and “Postretirement Benefits” in the notes to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08), which amends ASC 350 “Intangibles – Goodwill and Other” (ASC 350).  This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  This update is effective for fiscal years beginning after December 15, 2011.  This update will not have a material effect on our consolidated financial statements.

During 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05) and ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12).  These updates require entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  These updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective applications required.  These updates will require modification of our consolidated financial statements presentation in the first quarter of 2012.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” (ASU 2011-04), which amends ASC 820.  This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required.  This update will not have a material effect on our consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06 “Improving Disclosures About Fair Value Measurements” (ASU 2010-06), which amends ASC 820 “Fair Value Measurements and Disclosures” (ASC 820).  This update adds new fair value disclosure requirements about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  This update expands disclosures on valuation techniques and inputs used to measure fair value.  This update is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which is effective for fiscal years beginning after December 15, 2010.  We adopted the provisions of ASU 2010-06 on January 1, 2010, except for the requirement to provide the additional Level 3 activity, which was adopted on January 1, 2011.  The adoption of this update did not have a material effect on our consolidated financial statements.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  At December 31, 2011 and 2010, we had forward contracts to buy foreign currencies with a notional value of zero and $0.3 million, respectively.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in our manufacturing process.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive loss until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.  Gains on settled futures contracts were $10.3 million ($6.3 million, net of taxes) and $8.8 million ($5.4 million, net of taxes) in 2011 and 2010, respectively, which were included in cost of goods sold.  Losses on settled futures contracts were $20.4 million, ($12.5 million, net of taxes) in 2009, which were included in cost of goods sold.  At December 31, 2011, we had open positions in futures contracts through 2016 totaling $105.6 million (2010—$53.4 million).  If all open futures contracts had been settled on December 31, 2011, we would have recognized a pretax loss of $8.8 million.

At December 31, 2011, accumulated other comprehensive loss included a loss, net of taxes, in fair value on commodity forward contracts of $5.3 million.  If commodity prices were to remain at the levels they were at December 31, 2011, approximately $4.2 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on commodity prices when the forecasted transactions occur.  At December 31, 2010, accumulated other comprehensive loss included a gain, net of taxes, in fair value on commodity forward contracts of $11.6 million.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of December 31, 2011 and 2010, the total notional amount of our interest rate swaps designated as fair value hedges were $80.8 million and $132.7 million, respectively.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2011, $10.5 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, paid us fixed rates.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We agreed to pay a fixed rate to a counterparty who, in turn, paid us variable rates.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which was recognized through 2011.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap did not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps were recorded currently in earnings.

The fair value of our derivative asset and liability balances were:
	December 31,
	2011	2010
	($ in millions)
Other current assets	$—	$20.7
Other assets	13.8	5.3
Total derivative asset	$13.8	$26.0
Current installments of long-term debt	$—	$2.8
Accrued liabilities	10.2	1.4
Other liabilities	1.0	—
Long-term debt	12.7	5.3
Total derivative liability	$23.9	$9.5

The ineffective portion of changes in fair value resulted in zero, zero and $0.1 million credited to earnings for the years ended December 31, 2011, 2010 and 2009, respectively.

Our foreign currency forward contracts, certain commodity derivatives, and our $125 million and $75 million fixed and variable interest rate swaps did not meet the criteria to qualify for hedge accounting.  The effect on operating results of items not qualifying for hedge accounting was a charge of $1.7 million, $0.8 million and $2.7 million in 2011, 2010 and 2009, respectively.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester segment are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of December 31, 2011, we maintained open positions on futures contracts totaling $105.6 million ($53.4 million at December 31, 2010).  Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2011, we would experience a $10.6 million ($5.3 million at December 31, 2010) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of December 31, 2011, we had long-term borrowings of $536.4 million ($496.0 million at December 31, 2010) of which $155.9 million ($119.9 million at December 31, 2010) was issued at variable rates.  We have entered into $80.8 million of interest rate swaps, whereby we agree to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparties to these agreements are Citibank ($7.7 million) and Wells Fargo ($73.1 million).  In all cases the underlying index for the variable rates is six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

Of the $80.8 million of interest rate swaps outstanding at December 31, 2011, $73.1 million were entered into in May 2011 on the SunBelt Notes.  The counterparty to this agreement is Wells Fargo.  In April 2010, Citibank terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense in 2010.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2011, $10.5 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, paid us fixed rates.  The counterparty to these agreements was Citibank.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We agreed to pay a fixed rate to a counterparty who, in turn, paid us variable rates.  The counterparty to this agreement was Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which was recognized through 2011.

Assuming no changes in the $155.9 million of variable-rate debt levels from December 31, 2011, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2011 would impact annual interest expense by $1.6 million.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2011
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.75-4.75	%(a)
6.75%, due 2016	$60.0	March 2010	3.75-4.75	%(a)
7.23%, SunBelt Notes	$73.1	May 2011	5.5-6.5	%(a)
Industrial development obligation at a fixed interest rate of 6.625% due 2017	$7.7	March 2002	0.81%
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.75-4.75	%(a)
6.75%, due 2016	$60.0	October 2011	3.75-4.75	%(a)

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $7.2 million, $7.0 million and $3.0 million in 2011, 2010 and 2009, respectively.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework to guide our analysis and assessment.  Based on our assessment as of December 31, 2011, the company’s internal control over financial reporting was effective based on those criteria.

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

/s/ John E. Fischer
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  We also have audited Olin Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Olin Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Olin Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Olin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ KPMG LLP

St. Louis, Missouri
February 24, 2012

CONSOLIDATED BALANCE SHEETS
December 31
(In millions, except per share data)

Assets	2011	2010
Current assets:
Cash and cash equivalents	$304.8	$458.6
Receivables, net:
Trade	220.6	167.9
Other	16.5	19.0
Income taxes receivable	0.7	6.1
Inventories	176.6	155.6
Current deferred income taxes	50.9	46.0
Other current assets	10.2	29.6
Total current assets	780.3	882.8
Property, plant and equipment, net	885.4	675.0
Prepaid pension costs	19.2	16.3
Restricted cash	51.7	102.0
Other assets	85.6	72.3
Goodwill	627.4	300.3
Total assets	$2,449.6	$2,048.7

Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$12.2	$77.8
Accounts payable	149.7	115.5
Accrued liabilities	237.2	197.7
Total current liabilities	399.1	391.0
Long-term debt	524.2	418.2
Accrued pension liability	59.1	58.6
Deferred income taxes	99.6	23.5
Other liabilities	381.8	327.1
Total liabilities	1,463.8	1,218.4

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized, 120.0 shares;
Issued and outstanding, 80.1 shares (79.6 in 2010)	80.1	79.6
Additional paid-in capital	852.0	842.3
Accumulated other comprehensive loss	(294.2)	(261.8)
Retained earnings	347.9	170.2
Total shareholders’ equity	985.8	830.3
Total liabilities and shareholders’ equity	$2,449.6	$2,048.7

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In millions, except per share data)

	2011	2010	2009
Sales	$1,961.1	$1,585.9	$1,531.5
Operating expenses:
Cost of goods sold	1,573.9	1,349.9	1,222.7
Selling and administration	161.4	134.4	135.3
Restructuring charges	10.7	34.2	—
Other operating income	8.8	2.5	9.1
Operating income	223.9	69.9	182.6
Earnings of non-consolidated affiliates	9.6	29.9	37.7
Interest expense	30.4	25.4	11.6
Interest income	1.2	1.0	1.1
Other income	175.1	1.5	0.1
Income before taxes	379.4	76.9	209.9
Income tax provision	137.7	12.1	74.2
Net income	$241.7	$64.8	$135.7

Net income per common share:
Basic	$3.02	$0.82	$1.74
Diluted	$2.99	$0.81	$1.73
Average common shares outstanding:
Basic	80.0	79.2	78.1
Diluted	80.8	79.9	78.3

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2009	77.3	$77.3	$801.6	$(269.4)	$95.5	$705.0
Comprehensive income:
Net income	—	—	—	—	135.7	135.7
Translation adjustment	—	—	—	4.6	—	4.6
Net unrealized gains on derivative contracts	—	—	—	36.6	—	36.6
Pension and postretirement liability adjustment, net	—	—	—	(27.3)	—	(27.3)
Amortization of prior service costs and actuarial losses, net	—	—	—	7.3	—	7.3
Comprehensive income						156.9
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(62.5)	(62.5)
Common stock issued for:
Stock options exercised	—	—	0.2	—	—	0.2
Employee benefit plans	1.3	1.3	15.6	—	—	16.9
Other transactions	0.1	0.1	2.4	—	—	2.5
Stock-based compensation	—	—	3.3	—	—	3.3
Balance at December 31, 2009	78.7	78.7	823.1	(248.2)	168.7	822.3
Comprehensive income:
Net income	—	—	—	—	64.8	64.8
Translation adjustment	—	—	—	0.9	—	0.9
Pension and postretirement liability adjustment, net	—	—	—	(26.0)	—	(26.0)
Amortization of prior service costs and actuarial losses, net	—	—	—	11.5	—	11.5
Comprehensive income						51.2
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(63.3)	(63.3)
Common stock issued for:
Stock options exercised	0.2	0.2	2.9	—	—	3.1
Employee benefit plans	0.6	0.6	9.6	—	—	10.2
Other transactions	0.1	0.1	2.2	—	—	2.3
Stock-based compensation	—	—	4.5	—	—	4.5
Balance at December 31, 2010	79.6	79.6	842.3	(261.8)	170.2	830.3
Comprehensive income:
Net income	—	—	—	—	241.7	241.7
Translation adjustment	—	—	—	1.4	—	1.4
Net unrealized losses on derivative contracts	—	—	—	(16.9)	—	(16.9)
Pension and postretirement liability adjustment, net	—	—	—	(29.0)	—	(29.0)
Amortization of prior service costs and actuarial losses, net	—	—	—	12.1	—	12.1
Comprehensive income						209.3
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(64.0)	(64.0)
Common stock repurchased and retired	(0.2)	(0.2)	(4.0)	—	—	(4.2)
Common stock issued for:
Stock options exercised	0.5	0.5	8.8	—	—	9.3
Other transactions	0.2	0.2	3.6	—	—	3.8
Stock-based compensation	—	—	1.3	—	—	1.3
Balance at December 31, 2011	80.1	$80.1	$852.0	$(294.2)	$347.9	$985.8

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In millions)
	2011	2010	2009
Operating Activities
Net income	$241.7	$64.8	$135.7
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Gain on remeasurement of investment in SunBelt	(181.4)	—	—
Earnings of non-consolidated affiliates	(9.6)	(29.9)	(37.7)
Other operating income—gains on disposition of property, plant and equipment	(6.2)	(1.1)	(6.5)
Stock-based compensation	5.8	6.7	5.8
Depreciation and amortization	99.3	86.9	71.7
Deferred taxes	92.6	11.2	72.3
Write-off of equipment and facility included in restructuring charges	—	17.5	―
Qualified pension plan contributions	(0.9)	(9.8)	(4.5)
Qualified pension plan income	(26.4)	(21.6)	(21.8)
Common stock issued under employee benefit plans	—	1.0	2.1
Change in assets and liabilities:
Receivables	(26.2)	(3.6)	29.7
Income taxes receivable	5.0	13.3	(20.0)
Inventories	(17.0)	(31.8)	7.6
Other current assets	0.6	(1.7)	3.6
Accounts payable and accrued liabilities	15.6	14.1	(43.5)
Other assets	(0.2)	2.0	(2.1)
Other noncurrent liabilities	25.6	(2.0)	10.2
Other operating activities	(2.4)	(0.5)	(2.4)
Net operating activities	215.9	115.5	200.2
Investing Activities
Capital expenditures	(200.9)	(85.3)	(137.9)
Business acquired in purchase transaction, net of cash acquired	(123.4)	—	—
Proceeds from sale/leaseback of equipment	3.2	—	—
Proceeds from disposition of property, plant and equipment	7.9	3.1	8.5
Distributions from affiliated companies, net	1.9	23.6	37.1
Restricted cash activity, net	50.3	(102.0)	—
Other investing activities	1.4	0.9	4.6
Net investing activities	(259.6)	(159.7)	(87.7)
Financing Activities
Long-term debt:
Borrowings	36.0	117.0	150.3
Repayments	(87.2)	(20.7)	—
Issuance of common stock	—	9.2	14.8
Common stock repurchased and retired	(4.2)	—	—
Stock options exercised	8.3	2.9	0.2
Excess tax benefits from stock options exercised	1.0	0.2	—
Dividends paid	(64.0)	(63.3)	(62.5)
Deferred debt issuance costs	—	(1.0)	(3.3)
Net financing activities	(110.1)	44.3	99.5
Net (decrease) increase in cash and cash equivalents	(153.8)	0.1	212.0
Cash and cash equivalents, beginning of year	458.6	458.5	246.5
Cash and cash equivalents, end of year	$304.8	$458.6	$458.5
Cash paid (received) for interest and income taxes:
Interest	$24.8	$24.6	$13.9
Income taxes, net of refunds	$41.5	$(5.9)	$21.1

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

On February 28, 2011, we acquired PolyOne’s 50% interest in the SunBelt Chlor Alkali Partnership, which we refer to as SunBelt.  The SunBelt chlor alkali plant, which is located within our McIntosh, AL facility, has approximately 350,000 tons of membrane technology capacity.  Previously, we had a 50% ownership interest in SunBelt, which was accounted for using the equity method of accounting.  Accordingly, prior to the acquisition, we included only our share of SunBelt results in earnings of non-consolidated affiliates.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our accompanying financial statements.

ACCOUNTING POLICIES

The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Olin Corporation and all majority-owned subsidiaries.  Investment in our affiliates are accounted for on the equity method.  Accordingly, we include only our share of earnings or losses of these affiliates in consolidated net income.  Certain reclassifications were made to prior year amounts to conform to the 2011 presentation.

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

Included in other operating income were the following:
	Years Ended December 31,
	2011	2010	2009
	($ in millions)
Gains (losses) on disposition of property, plant and equipment, net	$1.4	$1.1	$1.6
Amortization of 2007 gain on intangible asset sale (recognized through 2012)	1.2	1.2	1.1
Gains on sale of land	0.3	—	3.7
Gains on dispositions of former manufacturing facilities	3.7	—	1.2
Gains on insurance recoveries	1.9	—	—
Gains on sale of other assets	—	—	0.8
Other	0.3	0.2	0.7
Other operating income	$8.8	$2.5	$9.1

The gains on disposition of property, plant and equipment in 2011 were primarily associated with the Charleston, TN conversion project, and in 2010 and 2009 were primarily associated with the St. Gabriel, LA facility conversion and expansion project, which was completed in the fourth quarter of 2009.  The gains on insurance recoveries in 2011 related to our Oxford, MS and St. Gabriel, LA facilities.

Other Income

Other income consists of non-operating income items which are not related to our primary business activities.  Other income in 2011 included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt, partially offset by $6.7 million of expense for our earn out liability from the SunBelt acquisition.  Other income in 2010 included a $1.4 million recovery from a $26.6 million investment in corporate debt securities, whose full value was written off in 2008.

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

The activity of our asset retirement obligation was as follows:
	December 31,
	2011	2010
	($ in millions)
Beginning balance	$70.5	$70.2
Accretion	5.0	5.0
Spending	(7.3)	(9.9)
Currency translation adjustments	(0.2)	0.6
Adjustments	(0.1)	4.6
Ending balance	$67.9	$70.5

At December 31, 2011 and 2010, our consolidated balance sheets included an asset retirement obligation of $55.9 million and $56.8 million, respectively, which were classified as other noncurrent liabilities.

In 2011, we had net adjustments that decreased the asset retirement obligation by $0.1 million, due to a favorable settlement of our $1.5 million obligation at one site offset by increased estimated costs for certain assets.

In 2010, we had net adjustments that increased the asset retirement obligation by $4.6 million, which included a restructuring charge of $6.7 million related to the acceleration of costs for our Charleston, TN facility and our Augusta, GA facility.  This charge was offset by decreases in estimated costs for certain assets and lower spending than expected on projects completed in 2010.

Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of foreign currency translation adjustments, pension and postretirement liability adjustments, pension and postretirement amortization of prior service costs and actuarial losses, net unrealized gains (losses) on derivative contracts, and net unrealized gains (losses) on marketable securities.  We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings for foreign subsidiaries that have been permanently reinvested.

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Circumstances that could trigger an impairment test include but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  The annual impairment test involves the comparison of the estimated fair value of a reporting unit to its carrying amount.  We define reporting units at the business segment level or one level below the business segment, which for our Chlor Alkali Products segment are the U.S. operations and Canadian operations.  For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.  The fair value is determined based on a variety of assumptions including estimated future cash flows of the reporting unit, discount rates and comparable company trading multiples.  An impairment would be recorded if the carrying amount exceeded the estimated fair value.  No impairment charges were recorded for 2011, 2010 or 2009.

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

All of our recorded goodwill, which is associated with acquisitions, is included in the Chlor Alkali Products segment.  Given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing during the fourth quarter of 2011, will prove to be an accurate prediction of the future.  If our assumptions regarding forecasted sales or gross margins are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Other Assets

Included in other assets were the following:
	December 31,
	2011	2010
	($ in millions)
Investments in non-consolidated affiliates	$27.6	$25.9
Intangible assets (less accumulated amortization of $6.9 million and $5.0 million, respectively)	19.2	15.2
Deferred debt issuance costs	14.2	16.4
Interest rate swaps	13.8	5.3
Other	10.8	9.5
Other assets	$85.6	$72.3

The February 28, 2011 valuation of identifiable intangible assets that were obtained from the SunBelt acquisition included $5.8 million associated with customers, customer contracts and relationships and are being amortized over fifteen years on a straight-line basis.  The identifiable intangible assets obtained from the Pioneer acquisition included $19.0 million associated with customers, customer contracts and relationships, and $1.2 million associated with internally developed and purchased software.  These assets are being amortized over fifteen years and five years, respectively, on a straight-line basis.  Amortization expense was $1.9 million in 2011 and $1.5 million in 2010 and 2009.  We estimate that amortization expense will be approximately $1.8 million in 2012 and $1.7 million in each of the next four years.  Intangible assets are reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

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

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715, formerly SFAS No. 87 and SFAS No. 106, respectively.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2011 and 2010, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 18 years and 19 years, respectively.

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

The fair value of each option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:
	2011	2010	2009
Dividend yield	4.32%	4.32%	4.26%
Risk-free interest rate	3.05%	3.00%	2.32%
Expected volatility	42%	42%	40%
Expected life (years)	7.0	7.0	7.0
Grant fair value (per option)	$5.48	$4.61	$3.85
Exercise price	$18.78	$15.68	$14.28
Shares granted	575,000	803,750	866,250

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, FASB issued ASU 2011-08, which amends ASC 350.  This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  This update is effective for fiscal years beginning after December 15, 2011.  This update will not have a material effect on our consolidated financial statements.

During 2011, the FASB issued ASU 2011-05 and ASU 2011-12.  These updates require entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  These updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective applications required.  These updates will require modification of our consolidated financial statements presentation in the first quarter of 2012.

In May 2011, the FASB issued ASU 2011-04, which amends ASC 820.  This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required.  This update will not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, which amends ASC 805.  This update clarified that an entity is required to disclose pro forma revenue and earnings as though the business combination that occurred during the current period had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, this standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  We adopted the provisions of ASU 2010-29 on January 1, 2011.  The adoption of this update required additional disclosures for our acquisition of the remaining 50% equity interest in SunBelt.  This update did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, which amends ASC 820.  This update adds new fair value disclosure requirements about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements.  This update expands disclosures on valuation techniques and inputs used to measure fair value.  This update is effective for fiscal years beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which is effective for fiscal years beginning after December 15, 2010.  We adopted the provisions of ASU 2010-06 on January 1, 2010, except for the requirement to provide the additional Level 3 activity, which was adopted on January 1, 2011.  The adoption of this update did not have a material effect on our consolidated financial statements.

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

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In conjunction with the acquisition, we consolidated the SunBelt Notes with a fair value of $87.3 million for the remaining principal balance of $85.3 million as of February 28, 2011.

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

From January 1, 2011 to February 28, 2011, we recorded $6.3 million of equity earnings of non-consolidated affiliates for our 50% ownership in SunBelt.  The value of our investment in SunBelt was $(0.8) million.  We remeasured our equity interest in SunBelt to fair value upon the close of the transaction.  As a result, we recognized a pretax gain of $181.4 million, which was classified in other income in our consolidated statement of operations.  In conjunction with this remeasurement, a discrete deferred tax expense of $76.0 million was recorded.

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

Based on final valuations, we allocated $5.8 million of the purchase price to intangible assets relating to customers, customer contracts and relationships, which management estimates to have a useful life of fifteen years.  These identifiable intangible assets were included in other assets.  Based on final valuations, $327.1 million was assigned to goodwill.  For tax purposes, $163.7 million of the goodwill is deductible.  The goodwill represents the fair value of SunBelt that is in addition to the fair values of the other net assets acquired.  The primary reason for the acquisition and the principal factors that contributed to a SunBelt purchase price that resulted in the recognition of goodwill is the strategic fit with our Chlor Alkali operations and SunBelt’s low cost membrane capacity.

For segment reporting purposes, SunBelt has been included in Chlor Alkali Products.  The SunBelt results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition.  Our consolidated results for the year ended December 31, 2011 included $170.5 million of SunBelt sales and $27.2 million of additional SunBelt pretax income ($38.7 million included in Chlor Alkali Products segment income; less $0.8 million of acquisition costs, $4.0 million of interest expense and $6.7 million of expense for our earn out liability) on the 50% interest we acquired.  The following pro forma summary presents the condensed statements of income as if the acquisition of SunBelt had occurred on January 1, 2009 (unaudited).

	Years Ended December 31,
	2011	2010	2009
	($ in millions, except per share data)
Sales	$1,987.4	$1,743.2	$1,698.9
Net income	140.6	80.4	154.7
Net income per common share:
Basic	$1.76	$1.02	$1.98
Diluted	$1.74	$1.01	$1.98

The pro forma statements of income were prepared based on historical financial information and have been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma statements of income use estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information does not reflect any cost savings that might be achieved from operating the business under a single owner and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.  The pro forma data reflect the application of the following adjustments:

•
Elimination of the pretax gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt, which is considered non-recurring ($181.4 million for the year ended December 31, 2011).

•
Additional amortization expense related to the fair value of acquired identifiable intangible assets ($0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively).

•
Reduction of depreciation expense related to the fair value adjustment to property, plant and equipment ($1.0 million, $5.8 million and $5.9 million for the years ended December 31, 2011, 2010 and 2009, respectively).

•
Reduction in interest expense as a result of increasing the carrying value of acquired debt obligations to its estimated fair value ($0.1 million, $0.5 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively).

•
Additional accretion expense for the earn out liability that was recorded as a result of the acquisition ($0.4 million, $2.7 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively).

•
Elimination of transaction costs incurred in 2011 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($0.8 million for the year ended December 31, 2011).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision for the year ended December 31, 2011 reflects a reduction of $76.0 million related to the elimination of the gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt.  The pro forma tax provision reflects an increase of $2.3 million, $7.3 million and $10.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, associated with the incremental pretax income and the fair value adjustments for acquired intangible assets, property, plant and equipment and the SunBelt Notes, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

RESTRUCTURING CHARGES

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility will be converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The project has an estimated capital cost of approximately $160 million.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  This action will reduce our chlor alkali manufacturing capacity by 100,000 tons.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limits our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25% and the configuration of the new plant will result in an increase in our capacity to produce potassium hydroxide.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removes the highest cost production capacity from our system.  We currently expect to complete the conversion and reconfiguration by the end of 2012.  We recorded a pretax restructuring charge of $28.0 million associated with these actions in the fourth quarter of 2010.  The restructuring charge included write-off of equipment and facility costs, acceleration of asset retirement obligations, employee severance and related benefit costs and lease and other contract termination costs.  For the year ended December 31, 2011, we recorded additional pretax restructuring charges of $2.8 million for employee severance and related benefit costs and facility exit costs.  We expect to incur additional restructuring charges through 2013 of approximately $8 million related to the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  Consistent with this decision we have initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  We currently expect to complete this relocation by the end of 2015.  We recorded a pretax restructuring charge of $6.2 million associated with these actions in the fourth quarter of 2010.  The restructuring charge included employee severance and related benefit costs and a non-cash pension and other postretirement benefits curtailment charge.  For the year ended December 31, 2011, we recorded additional pretax restructuring charges of $7.0 million for employee severance and related benefits costs, a non-cash pension curtailment charge, employee relocation costs and facility exit costs.  These restructuring charges related primarily to the second quarter 2011 ratification of a new five and one half year Winchester, East Alton, IL union labor agreement.  We expect to incur additional restructuring charges through 2016 of approximately $17 million related to the transfer of these operations.

The following table summarizes the 2011 and 2010 activity by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of December 31, 2011:

	Employee severance and job related benefits	Pension and other postretirement benefits curtailment	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
		($ in millions)
Balance January 1, 2010	$—	$—	$—	$—	$—	$—	$—
2010 restructuring charges	6.0	3.0	1.0	—	6.7	17.5	34.2
Amounts utilized	—	(3.0)	—	—	(6.7)	(17.5)	(27.2)
Balance at December 31, 2010	6.0	—	1.0	—	—	—	7.0
2011 restructuring charges	6.4	1.1	—	2.2	1.0	—	10.7
Amounts utilized	(1.1)	(1.1)	(0.2)	(2.2)	(1.0)	—	(5.6)
Balance at December 31, 2011	$11.3	$—	$0.8	$—	$—	$—	$12.1

As of December 31, 2011, we have incurred cash expenditures of $4.5 million related to these restructuring actions.  The remaining balance of $12.1 million is expected to be paid out in 2012 through 2016.

EARNINGS PER SHARE

Basic and diluted income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Years ended December 31,
Computation of Income per Share	2011	2010	2009
	(In millions, except per share data)
Net income	$241.7	$64.8	$135.7
Basic shares:	80.0	79.2	78.1
Basic net income per share	$3.02	$0.82	$1.74
Diluted shares:
Basic shares	80.0	79.2	78.1
Stock-based compensation	0.8	0.7	0.2
Diluted shares	80.8	79.9	78.3
Diluted net income per share	$2.99	$0.81	$1.73

The computation of dilutive shares from stock-based compensation does not include 0.9 million, 1.3 million and 3.2 million shares in 2011, 2010 and 2009, respectively, as their effect would have been anti-dilutive.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

Allowance for doubtful accounts receivable consisted of the following:

	December 31,
	2011	2010
	($ in millions)
Beginning balance	$4.8	$3.3
Provisions charged (credited)	0.8	(0.3)
(Write-offs) recoveries, net	(2.4)	1.8
Ending balance	$3.2	$4.8

INVENTORIES
	December 31,
	2011	2010
	($ in millions)
Supplies	$35.0	$30.8
Raw materials	75.7	56.5
Work in process	31.9	24.7
Finished goods	111.7	104.4
	254.3	216.4
LIFO reserves	(77.7)	(60.8)
Inventories	$176.6	$155.6

In conjunction with the acquisition of SunBelt, we obtained inventories with a fair value of $4.0 million, as of February 28, 2011.  Inventories valued using the LIFO method comprised 72% of the total inventories at December 31, 2011 and 2010.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been $77.7 million and $60.8 million higher than that reported at December 31, 2011 and 2010, respectively.

PROPERTY, PLANT AND EQUIPMENT
		December 31,
	Useful Lives	2011	2010
		($ in millions)
Land and improvements to land	10-20 Years	$149.4	$141.5
Buildings and building equipment	10-25 Years	183.9	163.5
Machinery and equipment	3-15 Years	1,540.3	1,379.0
Leasehold improvements		2.5	2.1
Construction in progress		153.3	57.0
Property, plant and equipment		2,029.4	1,743.1
Accumulated depreciation		(1,144.0)	(1,068.1)
Property, plant and equipment, net		$885.4	$675.0

Depreciation expense was $97.4 million, $85.4 million and $70.2 million for 2011, 2010 and 2009, respectively.  Leased assets capitalized and included above are not significant.  Interest capitalized was $1.2 million, $0.9 million and $9.7 million for 2011, 2010 and 2009, respectively.  Maintenance and repairs charged to operations amounted to $135.7 million, $128.8 million and $135.0 million in 2011, 2010 and 2009, respectively.

The consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009, included a $(23.7) million, $2.3 million and $2.6 million, respectively, (decrease) increase to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable at December 31, 2011, 2010 and 2009.

During the fourth quarter of 2011, we entered into a sale/leaseback transaction for chlorine railcars that we acquired in 2011 for $3.2 million.

INVESTMENTS—AFFILIATED COMPANIES

Prior to the acquisition of SunBelt, we held a 50% ownership interest, which was accounted for using the equity method of accounting.

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

The following table summarizes our investments in our non-consolidated equity affiliates:
	December 31,
	2011	2010
	($ in millions)
SunBelt	$—	$0.1
Bay Gas	17.1	14.8
Bleach joint venture	10.5	11.0
Investments in equity affiliates	$27.6	$25.9

The following table summarizes our equity earnings of non-consolidated affiliates:

	Years Ended December 31,
	2011	2010	2009
	($ in millions)
SunBelt	$6.3	$26.6	$33.2
Bay Gas	2.4	2.2	1.9
Bleach joint venture	0.9	1.1	2.6
Equity earnings of non-consolidated affiliates	$9.6	$29.9	$37.7

We received net distributions from our non-consolidated affiliates of $1.9 million, $23.6 million and $37.1 million for 2011, 2010 and 2009, respectively.

DEBT

Credit Facility

At December 31, 2011, we had $231.5 million available under our $240 million senior revolving credit facility, because we had issued $8.5 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility will expire in October 2012.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2011 and 2010, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2011, there were no covenants or other restrictions that limited our ability to borrow.

At December 31, 2011, we had total letters of credit of $34.4 million outstanding, of which $8.5 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have two letter of credit facilities totaling $28 million, which we reduced from $38 million during 2010.  The letters of credit are used to support certain long-term debt and certain workers compensation insurance policies.

Long-Term Debt
	December 31,
	2011	2010
Notes payable:	($ in millions)
Variable-rate Go Zone bonds, due 2024 (1.78% and 1.76% at December 31, 2011 and 2010, respectively)	$50.0	$14.0
Variable-rate Recovery Zone bonds, due 2024-2035 (1.78% and 1.76% at December 31, 2011 and 2010, respectively)	103.0	103.0
9.125%, due 2011 (includes interest rate swaps of $2.8 million in 2010)	—	77.8
6.5%, due 2013	11.4	11.4
6.75%, due 2016 (includes interest rate swaps of $10.5 million and $4.6 million in 2011 and 2010, respectively)	135.5	129.6
8.875%, due 2019 (includes unamortized discount of $1.0 million in 2011 and $1.1 million in 2010)	149.0	148.9
7.23%, SunBelt Notes due 2012-2017 (includes unamortized fair value premium of $1.6 million and interest rate swaps of $1.9 million in 2011)	76.6	—
Industrial development and environmental improvement obligations at a fixed interest rate of 6.625%, due 2017-2025 (includes interest rate swaps of $0.3 million in 2011 and $0.7 million in 2010)	10.9	11.3
Total debt	536.4	496.0
Amounts due within one year	12.2	77.8
Total long-term debt	$524.2	$418.2

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In conjunction with the SunBelt acquisition, we consolidated the SunBelt Notes with a fair value of $87.3 million for the remaining principal balance of $85.3 million as of February 28, 2011.  In December 2011, $12.2 million was repaid on these SunBelt Notes.

In December 2011, we repaid the $75.0 million 2011 Notes, which became due in 2011.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $41.0 million due 2035.  The bonds were issued by the TN Authority pursuant to a trust indenture between the TN Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 27, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the TN Authority to us under a loan agreement, whereby we are obligated to make loan payments to the TN Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $41.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our Charleston, TN facility mercury cell conversion.  As of December 31, 2011, $26.0 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Charleston, TN facility mercury cell conversion.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by MS Finance pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our ongoing relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of December 31, 2011, $14.1 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70.0 million due 2024.  The bonds include $50.0 million of Go Zone and $20.0 million of Recovery Zone.  The bonds were issued by the AL Authority pursuant to a trust indenture between the AL Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We had the option to borrow up to the entire $70.0 million in a series of draw downs through December 31, 2011.  We drew $36.0 million of the bonds in 2011 and $34.0 million in 2010.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.  As of December 31, 2011, $11.6 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for capital project spending at our McIntosh, AL facility.

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

Annual maturities of long-term debt are $12.2 million in 2012, $23.6 million in 2013, $12.2 million in 2014, $12.2 million in 2015, $147.7 million in 2016 and a total of $328.5 million thereafter.

We have entered into interest rate swaps, as disclosed below, whereby we agree to pay variable and fixed rates to a counterparty who, in turn, pays us fixed and variable rates.  In all cases the underlying index for variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2011
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.75-4.75	%(a)
6.75%, due 2016	$60.0	March 2010	3.75-4.75	%(a)
7.23%, SunBelt Notes	$73.1	May 2011	5.5-6.5	%(a)
Industrial development obligation at a fixed interest rate of 6.625% due 2017	$7.7	March 2002	0.81%
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.75-4.75	%(a)
6.75%, due 2016	$60.0	October 2011	3.75-4.75	%(a)

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2011, $10.5 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, paid us fixed rates.  The counterparty to these agreements was Citibank.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We agreed to pay a fixed rate to a counterparty who, in turn, paid us variable rates.  The counterparty to this agreement was Bank of America.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which was recognized through 2011.

The remaining $80.8 million of interest rate swaps have been designated as fair value hedges of the risk of changes in the value of our fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings.  Accordingly, the interest rate swaps have been recorded at their fair market value of $2.2 million at December 31, 2011 and are included in other assets on the accompanying consolidated balance sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the swaps meet the criteria to qualify for hedge accounting treatment with no ineffectiveness.  The counterparties to these agreements are Citibank ($7.7 million) and Wells Fargo ($73.1 million).  Of the $80.8 million of interest rate swaps outstanding, $73.1 million were entered into in May 2011 on the SunBelt Notes.

Our loss in the event of nonperformance by these counterparties could be significant to our financial position and results of operations.  These interest rate swaps reduced interest expense by $7.2 million, $7.0 million and $3.0 million for 2011, 2010 and 2009, respectively.  The difference between interest paid and interest received is included as an adjustment to interest expense.

PENSION PLANS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $14.6 million, $13.3 million and $12.7 million for 2011, 2010 and 2009, respectively.

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

Pension Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	December 31, 2011			December 31, 2010
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$1,790.0	$55.6	$1,845.6	1,727.3	$50.2	$1,777.5
Service cost	2.9	0.6	3.5	2.8	0.7	3.5
Interest cost	91.2	3.0	94.2	95.5	3.1	98.6
Actuarial loss	126.2	10.1	136.3	86.9	5.2	92.1
Benefits paid	(126.5)	(3.3)	(129.8)	(125.3)	(6.6)	(131.9)
Curtailment	1.1	—	1.1	2.8	—	2.8
Currency translation adjustments	—	(1.5)	(1.5)	—	3.0	3.0
Benefit obligation at end of year	$1,884.9	$64.5	$1,949.4	$1,790.0	$55.6	$1,845.6

	December 31, 2011			December 31, 2010
	($ in millions)			($ in millions)
Change in Plan Assets	U.S.	Foreign	Total	U.S.	Foreign	Total
Fair value of plans’ assets at beginning of year	$1,734.9	$65.5	$1,800.4	$1,670.6	$51.4	$1,722.0
Actual return on plans’ assets	229.6	2.5	232.1	185.6	7.4	193.0
Employer contributions	4.6	1.1	5.7	4.0	10.0	14.0
Benefits paid	(126.5)	(3.3)	(129.8)	(125.3)	(6.6)	(131.9)
Currency translation adjustments	—	(1.5)	(1.5)	—	3.3	3.3
Fair value of plans’ assets at end of year	$1,842.6	$64.3	$1,906.9	$1,734.9	$65.5	$1,800.4

	December 31, 2011			December 31, 2010
	($ in millions)			($ in millions)
Funded Status	U.S.	Foreign	Total	U.S.	Foreign	Total
Qualified plans	$17.4	$1.8	$19.2	$4.6	$11.7	$16.3
Non-qualified plans	(59.7)	(2.0)	(61.7)	(59.7)	(1.8)	(61.5)
Total funded status	$(42.3)	$(0.2)	$(42.5)	$(55.1)	$9.9	$(45.2)

Under ASC 715, formerly SFAS No. 158, we recorded a $25.9 million after-tax charge ($41.8 million pretax) to shareholders’ equity as of December 31, 2011 for our pension plans.  This charge reflected a 40-basis point decrease in the plans’ discount rate and an unfavorable actuarial assumption change related to mortality tables, partially offset by the favorable performance on plan assets during 2011.  In 2010, we recorded a $23.7 million after-tax charge ($38.7 million pretax) to shareholders’ equity as of December 31, 2010 for our pension plans.  This charge reflected a 45-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2010.

The $136.3 million actuarial loss for 2011 was primarily due to a 40-basis point decrease in the plans’ discount rate and an unfavorable actuarial assumption charge related to mortality tables.  The $92.1 million actuarial loss for 2010 was primarily due to a 45-basis point decrease in the plans’ discount rate.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2011			December 31, 2010
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Prepaid benefit cost	$17.4	$1.8	$19.2	$4.6	$11.7	$16.3
Accrued benefit in current liabilities	(3.9)	(0.2)	(4.1)	(4.1)	(0.1)	(4.2)
Accrued benefit in noncurrent liabilities	(55.8)	(1.8)	(57.6)	(55.6)	(1.7)	(57.3)
Accumulated other comprehensive loss	415.4	19.8	435.2	401.9	8.2	410.1
Net balance sheet impact	$373.1	$19.6	$392.7	$346.8	$18.1	$364.9

At December 31, 2011 and 2010, the benefit obligation of non-qualified pension plans was $61.7 million and $61.5 million, respectively, and was included in the above pension benefit obligation.  There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows:  2012—$4.1 million; 2013—$5.4 million; 2014—$12.0 million; 2015—$3.1 million; and 2016—$4.8 million.  Benefit payments for the qualified plans are projected to be as follows:  2012—$120.3 million; 2013—$114.6 million; 2014—$109.9 million; 2015—$106.1 million; and 2016—$102.5 million.

	December 31,
	2011	2010
	($ in millions)
Projected benefit obligation	$1,949.4	$1,845.6
Accumulated benefit obligation	1,941.2	1,831.9
Fair value of plan assets	1,906.9	1,800.4

	Years Ended December 31,
Components of Net Periodic Benefit Income	2011	2010	2009
	($ in millions)
Service cost	$6.1	$6.0	$5.8
Interest cost	94.2	98.6	103.0
Expected return on plans’ assets	(139.5)	(138.8)	(135.5)
Amortization of prior service cost	0.8	0.7	0.7
Recognized actuarial loss	14.8	12.6	9.3
Curtailments	1.1	3.2	—
Net periodic benefit income	$(22.5)	$(17.7)	$(16.7)
Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$41.8	$38.7	$35.0
Amortization of prior service costs and actuarial losses	(16.7)	(16.5)	(10.0)

In June 2011, we recorded a curtailment charge of $1.1 million related to the ratification of a new five and one half year Winchester, East Alton, IL union labor agreement.  In December 2010, we recorded a curtailment charge of $3.2 million associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  These curtailment charges were included in restructuring charges.

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

	U.S. Pension Benefits			Foreign Pension Benefits
Weighted Average Assumptions:	2011	2010	2009	2011	2010	2009
Discount rate—periodic benefit cost	5.3%	5.75%	6.25%	5.5%	6.5%	7.5%
Expected return on assets	8.25%	8.50%	8.50%	8.0%	7.5%	7.5%
Rate of compensation increase	3.0%	3.0%	3.0%	3.5%	3.5%	3.5%
Discount rate—benefit obligation	4.9%	5.3%	5.75%	4.4%	5.5%	6.5%

The discount rate is based on a hypothetical yield curve represented by a series of annualized individual zero-coupon bond spot rates for maturities ranging from one-half to thirty years.  The bonds used in the yield curve must have a rating of AA or better per Standard & Poor’s, be non-callable, and have at least $250 million par outstanding.  The yield curve is then applied to the projected benefit payments from the plan.  Based on these bonds and the projected benefit payment streams, the single rate that produces the same yield as the matching bond portfolio, rounded to the nearest quarter point, is used as the discount rate.

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income, and alternative investments.  We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns, including inflation rates, by reference to external sources.  The historic rate of return on plan assets has been 11.2% for the last 5 years, 10.0% for the last 10 years, and 9.2% for the last 15 years.  The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%
Absolute return strategies	8%	to	12%

Plan Assets

Our pension plan asset allocation at December 31, 2011 and 2010, by asset class was as follows:

	Percentage of Plan Assets
Asset Class	2011	2010
U.S. equities	5%	5%
Non-U.S. equities	8%	10%
Fixed income/cash	56%	49%
Alternative investments	16%	16%
Absolute return strategies	15%	20%
Total	100%	100%

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

As of December 31, 2011, the following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities	7.5%	0-14%
Non-U.S. equities	7.5%	0-14%
Fixed income/cash	56%	44-76%
Alternative investments	9%	0-28%
Absolute return strategies	20%	10-30%

For our domestic qualified pension plans, based on current funding requirements, we will not be required to make any cash contributions at least through 2013.  We do have a small Canadian qualified pension plan to which we made $0.9 million and $9.8 million of cash contributions in 2011 and 2010, respectively, and we anticipate less than $5 million of cash contributions in 2012.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2011:

Asset class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$78.8	$14.9	$—	$93.7
Non-U.S. equities	51.4	107.6	—	159.0
Fixed income / cash
Cash	50.1	—	—	50.1
Government treasuries	—	476.2	5.5	481.7
Corporate debt instruments	3.1	395.5	2.9	401.5
Asset-backed securities	—	122.2	—	122.2
Alternative investments
Hedge fund of funds	—	—	258.3	258.3
Real estate funds	—	—	33.9	33.9
Private equity funds	—	—	16.8	16.8
Absolute return strategies	—	254.5	35.2	289.7
Total assets	$183.4	$1,370.9	$352.6	$1,906.9

The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2010:

Asset class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$53.4	$46.7	$—	$100.1
Non-U.S. equities	—	172.0	—	172.0
Fixed income / cash
Cash	43.3	—	—	43.3
Government treasuries	—	296.2	5.5	301.7
Corporate debt instruments	1.7	407.7	2.2	411.6
Asset-backed securities	—	119.2	—	119.2
Alternative investments
Hedge fund of funds	—	—	251.6	251.6
Real estate funds	—	—	23.8	23.8
Private equity funds	—	—	15.7	15.7
Absolute return strategies	—	307.5	53.9	361.4
Total assets	$98.4	$1,349.3	$352.7	$1,800.4

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

At December 31, 2011, the asset allocation included investment in approximately 20% event driven hedge funds, 35% market neutral hedge funds, and 45% other hedge funds.  At December 31, 2010, the asset allocation included investment in approximately 30% event driven hedge funds, 30% market neutral hedge funds, and 40% other hedge funds.

Real estate funds—This class included several funds that invest primarily in U.S. commercial real estate.

Private equity funds—This class included several private equity funds that invest primarily in infrastructure and U.S. power generation and transmission assets.

Absolute return strategies—This class included multiple strategies which use asset allocations that seek to provide a targeted rate of return over inflation.  The investment managers allocate funds within asset classes that they consider to be undervalued in an effort to preserve gains in overvalued asset classes and to find opportunities in undervalued asset classes.  At December 31, 2011, the asset allocation included investment in approximately 25% equities, 60% cash and fixed income, and 15% alternative investments.  At December 31, 2010, the asset allocation included investments in approximately 30% equities, 60% cash and fixed income, and 10% alternative investments.

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

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2011:

	December 31, 2010	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, and Settlements	Transfers In/(Out)	December 31, 2011
	($ in millions)
Fixed income / cash
Government treasuries	$5.5	$—	$(0.2)	$0.2	$—	$5.5
Corporate debt instruments	2.2	0.3	(0.6)	1.0	—	2.9
Alternative investments
Hedge fund of funds	251.6	—	6.7	—	—	258.3
Real estate funds	23.8	—	3.7	6.4	—	33.9
Private equity funds	15.7	—	1.1	—	—	16.8
Absolute return strategies	53.9	—	0.6	(19.3)	—	35.2
Total level 3 assets	$352.7	$0.3	$11.3	$(11.7)	$—	$352.6

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2010:

	December 31, 2009	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, and Settlements	Transfers In/(Out)	December 31, 2010
	($ in millions)
Fixed income / cash
Government treasuries	$2.0	$—	$0.3	$3.2	$—	$5.5
Corporate debt instruments	2.2	—	0.2	0.1	(0.3)	2.2
Asset-backed securities	0.2	—	—	—	(0.2)	—
Alternative investments
Hedge fund of funds	225.5	—	24.1	2.0	—	251.6
Real estate funds	22.3	—	(6.0)	7.5	—	23.8
Private equity funds	12.9	0.1	0.7	2.0	—	15.7
Absolute return strategies	51.0	—	1.7	1.2	—	53.9
Total level 3 assets	$316.1	$0.1	$21.0	$16.0	$(0.5)	$352.7

POSTRETIREMENT BENEFITS

We provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees.  The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.  We use a measurement date of December 31 for our postretirement plans.

Other Postretirement Benefits Obligations and Funded Status

Changes in the benefit obligation were as follows:

	December 31, 2011			December 31, 2010
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$64.5	$9.3	$73.8	$66.4	$7.6	$74.0
Service cost	1.1	0.2	1.3	1.2	0.1	1.3
Interest cost	3.0	0.5	3.5	3.3	0.5	3.8
Actuarial loss	2.8	2.3	5.1	3.0	0.9	3.9
Benefits paid	(8.1)	(0.4)	(8.5)	(9.1)	(0.3)	(9.4)
Curtailment	—	—	—	(0.3)	—	(0.3)
Currency translation adjustments	—	(0.3)	(0.3)	—	0.5	0.5
Benefit obligation at end of year	$63.3	$11.6	$74.9	$64.5	$9.3	$73.8

	December 31, 2011			December 31, 2010
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded status	$(63.3)	$(11.6)	$(74.9)	$(64.5)	$(9.3)	$(73.8)

Under ASC 715, formerly SFAS No. 158, we recorded a $3.1 million after-tax charge ($5.0 million pretax) to shareholders’ equity as of December 31, 2011 for our other postretirement plans.  In 2010, we recorded a $2.3 million after-tax charge ($3.6 million pretax) to shareholders’ equity as of December 31, 2010 for our other postretirement plans.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2011			December 31, 2010
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Accrued benefit in current liabilities	$(6.0)	$(0.4)	$(6.4)	$(6.7)	$(0.4)	$(7.1)
Accrued benefit in noncurrent liabilities	(57.3)	(11.2)	(68.5)	(57.8)	(8.9)	(66.7)
Accumulated other comprehensive loss	35.0	1.7	36.7	35.2	(0.5)	34.7
Net balance sheet impact	$(28.3)	$(9.9)	$(38.2)	$(29.3)	$(9.8)	$(39.1)

	Years Ended December 31,
Components of Net Periodic Benefit Cost	2011	2010	2009
	($ in millions)
Service cost	$1.3	$1.3	$1.2
Interest cost	3.5	3.8	4.2
Amortization of prior service cost	(0.2)	(0.2)	(0.2)
Recognized actuarial loss	3.2	2.6	2.1
Curtailment	—	(0.2)	—
Net periodic benefit cost	$7.8	$7.3	$7.3
Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$5.0	$3.6	$6.7
Amortization of prior service costs and actuarial losses	(3.0)	(2.2)	(1.9)

The service cost and amortization of prior service cost components of postretirement benefit expense related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.

In December 2010, we recorded a curtailment credit of $0.2 million associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This credit was included in restructuring charges for 2010.

Other Postretirement Benefits Plan Assumptions

Certain actuarial assumptions, such as discount rate, have a significant effect on the amounts reported for net periodic benefit cost and accrued benefit obligation amounts.

	December 31,
Weighted Average Assumptions:	2011	2010	2009
Discount rate—periodic benefit cost	4.90%	5.25%	6.25%
Discount rate—benefit obligation	4.60%	4.90%	5.25%

The discount rate is based on a hypothetical yield curve represented by a series of annualized individual zero-coupon bond spot rates for maturities ranging from one-half to thirty years.  The bonds used in the yield curve must have a rating of AA or better per Standard & Poor’s, be non-callable, and have at least $250 million par outstanding.  The yield curve is then applied to the projected benefit payments from the plan.  Based on these bonds and the projected benefit payment streams, the single rate that produces the same yield as the matching bond portfolio, rounded to the nearest quarter point, is used as the discount rate.

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation.  The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2011	2010
Healthcare cost trend rate assumed for next year	9.5%	9.5%
Rate that the cost trend rate gradually declines to	5.0%	5.0%
Year that the rate reaches the ultimate rate	2020	2019

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans.  A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	($ in millions)
Effect on total of service and interest costs	$0.3	$(0.2)
Effect on postretirement benefit obligation	3.5	(3.0)

We expect to make payments of approximately $6 million for each of the next five years under the provisions of our other postretirement benefit plans.

INCOME TAXES
	Years ended December 31,
Components of Income Before Taxes	2011	2010	2009
	($ in millions)
Domestic	$360.3	$74.4	$193.9
Foreign	19.1	2.5	16.0
Income before taxes	$379.4	$76.9	$209.9

Components of Income Tax Provision
Current expense:
Federal	$39.5	$6.7	$5.3
State	6.1	6.4	(3.5)
Foreign	5.5	(2.7)	—
	51.1	10.4	1.8
Deferred	86.6	1.7	72.4
Income tax provision	$137.7	$12.1	$74.2

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(0.1)	(0.6)	(0.1)
Domestic manufacturing/export tax incentive	(1.0)	(0.9)	(0.3)
Dividends paid to CEOP	(0.3)	(1.5)	(0.6)
State income taxes, net	1.1	1.6	2.6
Change in tax contingencies	(1.1)	(11.9)	(0.9)
Change in valuation allowance	0.1	(5.6)	0.1
Return to provision	0.5	(0.8)	(0.7)
Remeasurement of deferred taxes	(1.3)	—	—
Incremental tax effect of SunBelt remeasurement	3.3	—	—
Other, net	0.1	0.4	0.3
Effective tax rate	36.3%	15.7%	35.4%

	December 31,
Components of Deferred Tax Assets and Liabilities	2011	2010
	($ in millions)
Deferred tax assets:
Pension and postretirement benefits	$48.4	$43.4
Environmental reserves	66.5	68.7
Asset retirement obligations	28.5	29.8
Accrued liabilities	42.4	46.8
Tax credits	10.2	15.7
Federal and state net operating losses	5.7	5.7
Capital loss carryforward	15.0	14.7
Other miscellaneous items	13.7	2.8
Total deferred tax assets	230.4	227.6
Valuation allowance	(24.1)	(23.0)
Net deferred tax assets	206.3	204.6
Deferred tax liabilities:
Property, plant and equipment	147.8	157.1
Intangible amortization	10.5	10.4
Inventory and prepaids	4.3	7.4
Partnerships	92.4	7.2
Total deferred tax liabilities	255.0	182.1
Net deferred tax (liability) asset	$(48.7)	$22.5

Realization of the net deferred tax assets, irrespective of indefinite lived deferred tax liabilities, is dependent on future reversals of existing temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.  Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized.

At December 31, 2011, we had no actual foreign tax credit carryforwards.  At December 31, 2010, we had federal tax benefits of $2.1 million relating to actual foreign tax credit carryforwards.  During 2010, our Pioneer Canada subsidiary realized a net operating loss, which was carried back under Canadian tax law to obtain a refund for Canadian taxes paid in 2007 and 2008.  With this carryback of the net operating losses, the foreign tax credits generated by those taxes paid were eliminated, thus removing the foreign tax credit carryforward and the associated valuation allowance.  Our tax benefits for the foreign tax credit carryforwards and the associated valuation allowance were as follows:

	Foreign Tax Benefit	Valuation Allowance
	($ in millions)
Balance at January 1, 2010	$3.8	$(3.8)
Increases for prior year limitation	0.8	(0.8)
Increases for current year limitation	2.4	—
Decreases for carryback of current year foreign losses	(4.9)	4.6
Balance at December 31, 2010	2.1	—
Decreases for prior year utilization	(1.8)	—
Increases for current year generation	3.0	—
Decreases for current year utilization	(3.3)	—
Balance at December 31, 2011	$—	$—

In 2007, we acquired federal tax benefits of $4.8 million as part of the Pioneer acquisition associated with the expected future foreign tax credits that will be generated by the deferred tax liabilities of Pioneer’s Canadian subsidiary.  At December 31, 2011, we had federal tax benefits of $0.9 million recorded associated with the expected future foreign tax credits.  Realization of the tax benefits associated with such foreign tax credits is dependent upon reversal of Canadian temporary differences, future U.S. taxable income and future foreign source taxable income.  We believe that it is more likely than not that the deferred tax benefits will be realized and no valuation allowance is necessary.

We acquired a U.S. net operating loss carryforward (NOL) of approximately $6.6 million (representing $2.3 million of deferred tax assets) as part of the Pioneer acquisition.  At December 31, 2011, we had approximately $4.1 million (representing $1.4 million of deferred tax assets) remaining, that will expire in years 2017 through 2020, if not utilized.  The utilization of this NOL is limited under Section 382 of the Internal Revenue Code to $0.5 million in each year through 2020.  We believe that it is more likely than not that the NOL will be realized and no valuation allowance is necessary.

At December 31, 2011, we had deferred state tax benefits of $2.0 million relating to state NOLs, which are available to offset future state taxable income through 2030.  Due to uncertainties regarding realization of the tax benefits, a valuation allowance of $0.7 million has been applied against the deferred state tax benefits at December 31, 2011.

At December 31, 2011, we had deferred state tax benefits of $9.3 million relating to state tax credits, which are available to offset future state tax liabilities through 2026.  Due to uncertainties regarding the realization of these state tax credits, a valuation allowance of $8.4 million has been applied against the deferred state tax credits at December 31, 2011.

At December 31, 2011, we had a capital loss carryforward of $38.7 million (representing $15.0 million of deferred tax assets) that is available to offset future consolidated capital gains that will expire in years 2012 through 2016 if not utilized.  Due to uncertainties regarding the realization of the capital loss carryforward, a valuation allowance of $15.0 million has been applied against the deferred tax benefit at December 31, 2011.

The total amount of undistributed earnings of foreign subsidiaries was approximately $12.9 million at December 31, 2011.  Deferred taxes are provided for earnings of non-U.S. affiliates when we plan to remit those earnings.  A portion of the undistributed earnings have been permanently reinvested and for those earnings no deferred taxes have been provided.  Deferred taxes have not been provided on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future.  The undistributed earnings and excess book basis differences could reverse through a sale, receipt of dividends from the subsidiaries, as well as various other events.  It is not practical to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

As of December 31, 2011, we had $37.9 million of gross unrecognized tax benefits, which would have a net $36.1 million impact on the effective tax rate, if recognized.  If these tax benefits are not recognized, the result would be cash tax payments of $28.5 million.  As of December 31, 2010, we had $41.5 million of gross unrecognized tax benefits, all of which would have a net $39.4 million impact on the effective tax rate, if recognized.  The change for 2011 primarily relates to additional gross unrecognized benefits for current year tax positions, as well as the expiration of the statute of limitations in domestic jurisdictions and settlement of ongoing audits.  The reduction included $2.1 million of tax positions associated with discontinued operations.  The amounts of unrecognized tax benefits were as follows:

	December 31,
	2011	2010
	($ in millions)
Beginning balance	$41.5	$50.8
Increase for prior year tax positions	0.1	0.2
Decrease for prior year tax positions	—	(0.9)
Increase for current year tax positions	—	1.7
Decrease due to tax settlements	(0.1)	(2.3)
Reductions due to statute of limitations	(3.6)	(8.0)
Ending balance	$37.9	$41.5

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision.  As of December 31, 2011 and 2010, interest and penalties accrued were $3.2 million and $3.5 million, respectively.  For 2011, 2010 and 2009, we expensed interest and penalties of $0.7 million, $0.8 million and $1.1 million, respectively.

As of December 31, 2011, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $2.4 million over the next twelve months.  The anticipated reduction primarily relates to settlements with tax authorities and the expiration of federal, state, and foreign statutes of limitation.

We operate primarily in North America and file income tax returns in numerous jurisdictions.  Our tax returns are subject to examination by various federal, state and local authorities.  For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2007-2010
U.S. state income tax	2005-2010
Canadian federal income tax	2007-2010
Canadian provincial income tax	2007-2010

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

ACCRUED LIABILITIES

Included in accrued liabilities were the following:
	December 31,
	2011	2010
	($ in millions)
Accrued compensation and payroll taxes	$42.7	$32.1
Accrued employee benefits	43.7	45.6
Environmental (current portion only)	31.0	28.0
Legal and professional costs	24.4	25.0
Asset retirement obligation (current portion only)	12.0	13.7
Earn out	18.6	—
Other	64.8	53.3
Accrued liabilities	$237.2	$197.7

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The CEOP is a defined contribution plan available to essentially all domestic employees.  Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees amounted to $5.2 million, $2.0 million and $5.0 million in 2011, 2010 and 2009, respectively.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions, which had previously been suspended effective January 1, 2010.

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

	Years ended December 31,
	2011	2010	2009
	($ in millions)
Stock-based compensation	$8.8	$10.1	$8.6
Mark-to-market adjustments	(0.5)	1.2	0.8
Total expense	$8.3	$11.3	$9.4

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.  Stock options, restricted stock and performance shares typically vest over three years.  We issue shares to settle stock options, restricted stock, and share-based performance awards.  On April 23, 2009, the shareholders approved the 2009 Long Term Incentive Plan which authorized an additional 3.0 million shares available for grant.  In 2011, 2010, and 2009 long-term incentive awards included stock options, performance share awards, and restricted stock.  The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

Stock option transactions were as follows:
				Exercisable
	Shares	Option Price	Weighted Average Option Price	Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	3,849,411	$6.98-23.78	$17.53	2,336,195	$18.73
Granted	575,000	18.78	18.78
Exercised	(508,247)	6.98-23.78	16.59
Canceled	(151,294)	6.98-20.67	17.69
Outstanding at December 31, 2011	3,764,870	$14.28-23.78	$17.84	2,415,347	$18.46

At December 31, 2011, the average exercise period for all outstanding and exercisable options was 74 months and 59 months, respectively.  At December 31, 2011, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $9.1 million and exercisable options was $4.9 million.  The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $4.2 million and $0.9 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2011 was $3.4 million and was expected to be recognized over a weighted average period of 1.2 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2011:

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Under $16.00	669,241	$14.83	1,443,764	$15.03
$16.00 – $20.00	586,914	$16.99	1,161,914	$17.88
Over $20.00	1,159,192	$21.30	1,159,192	$21.30
	2,415,347		3,764,870

At December 31, 2011, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2000 long term incentive plan	629,563	24,780
2003 long term incentive plan	919,496	63,676
2006 long term incentive plan	2,456,127	122,516
2009 long term incentive plan	3,000,000	2,425,000
	7,005,186	2,635,972
1996 stock option plan (plan expired)	66,536	—
Total under stock option plans	7,071,722	2,635,972

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 stock plan for non-employee directors	603,507	269,763
Employee deferral plan	46,561	45,669
Total under stock purchase plans	650,068	315,432

(1)	All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,710,972 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral.  Non-employee directors annually receive stock grants as a portion of their director compensation.  Of the shares reserved under the stock purchase plans at December 31, 2011, 334,631 shares were committed.

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

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at January 1, 2011	312,625	$20.65	303,875	$16.71
Granted	65,250	18.78	65,250	18.78
Paid/Issued	(112,083)	20.65	(105,000)	20.29
Converted from shares to cash	5,972	14.62	(5,972)	14.62
Canceled	(4,028)	20.65	(4,028)	15.08
Outstanding at December 31, 2011	267,736	$19.78	254,125	$15.83

Total vested at December 31, 2011	200,236	$19.78	186,625	$15.16

The summary of the status of our unvested performance shares to be settled in cash were as follows:

	Shares	Weighted Average Fair Value per Share
Unvested at January 1, 2011	91,542	$20.65
Granted	65,250	18.78
Vested	(85,264)	19.78
Canceled	(4,028)	20.65
Unvested at December 31, 2011	67,500	$19.78

At December 31, 2011, the liability recorded for performance shares to be settled in cash totaled $4.0 million.  The total unrecognized compensation cost related to unvested performance shares at December 31, 2011 was $2.5 million and was expected to be recognized over a weighted average period of 1.1 years.

SHAREHOLDERS’ EQUITY

During 2011, 2010 and 2009, we issued 0.5 million; 0.2 million; and less than 0.1 million shares with a total value of $9.3 million, $3.1 million and $0.2 million, respectively, representing stock options exercised.  In addition, during 2011, 2010 and 2009, we issued zero; 0.5 million; and 1.3 million shares of common stock, respectively, with a total value of zero, $10.2 million and $16.9 million, respectively, to the CEOP.  Effective September 23, 2010, our CEOP began to purchase shares in the open market in lieu of our issuing shares to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions, which had previously been suspended effective January 1, 2010.

On July 21, 2011, our board of directors authorized a share repurchase program of up to 5 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased.  Since the date of authorization, 0.2 million shares were purchased and retired under this program at a cost of $4.2 million.  As of December 31, 2011, we had purchased a total of 0.2 million shares under this program and 4.8 million shares remained authorized to be purchased.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2009	$(5.1)	(25.0)	$(239.3)	$(269.4)
Unrealized gains (losses)	4.6	24.2	(27.3)	1.5
Reclassification adjustments into income	—	12.4	7.3	19.7
Balance at December 31, 2009	(0.5)	11.6	(259.3)	(248.2)
Unrealized gains (losses)	0.9	5.4	(26.0)	(19.7)
Reclassification adjustments into income	—	(5.4)	11.5	6.1
Balance at December 31, 2010	0.4	11.6	(273.8)	(261.8)
Unrealized gains (losses)	1.4	(10.6)	(29.0)	(38.2)
Reclassification adjustments into income	—	(6.3)	12.1	5.8
Balance at December 31, 2011	$1.8	$(5.3)	$(290.7)	$(294.2)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses and pension and postretirement liability adjustments.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included a deferred tax (benefit) provision for 2011, 2010 and 2009 of $(10.7) million, zero and $23.2 million, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included a deferred tax benefit for 2011, 2010 and 2009 of $10.2 million, $9.1 million and $9.7 million, respectively.

SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, other operating income, other income, and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280, formerly SFAS No. 131, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results.

	Years ended December 31,
	2011	2010	2009
Sales:	($ in millions)
Chlor Alkali Products	$1,389.1	$1,036.6	$963.8
Winchester	572.0	549.3	567.7
Total sales	$1,961.1	$1,585.9	$1,531.5
Income before taxes:
Chlor Alkali Products	$245.0	$117.2	$125.4
Winchester	37.9	63.0	68.6
Corporate/Other	(47.5)	(48.7)	17.2
Restructuring charges	(10.7)	(34.2)	—
Other operating income	8.8	2.5	9.1
Interest expense	(30.4)	(25.4)	(11.6)
Interest income	1.2	1.0	1.1
Other income	175.1	1.5	0.1
Income before taxes	$379.4	$76.9	$209.9
Earnings of non-consolidated affiliates:
Chlor Alkali Products	$9.6	$29.9	$37.7
Depreciation and amortization expense:
Chlor Alkali Products	$85.6	$74.8	$59.8
Winchester	10.9	10.1	9.8
Corporate/Other	2.8	2.0	2.1
Total depreciation and amortization expense	$99.3	$86.9	$71.7
Capital spending:
Chlor Alkali Products	$134.2	$67.6	$123.8
Winchester	63.9	15.2	12.4
Corporate/Other	2.8	2.5	1.7
Total capital spending	$200.9	$85.3	$137.9

	December 31,
	2011	2010
Assets:	($ in millions)
Chlor Alkali Products	$1,652.3	$1,130.8
Winchester	328.6	268.5
Corporate/Other	468.7	649.4
Total assets	$2,449.6	$2,048.7
Investments—affiliated companies (at equity):
Chlor Alkali Products	$27.6	$25.9

Segment assets include only those assets which are directly identifiable to an operating segment.  All goodwill, which is associated with its acquisitions, is included in the assets of the Chlor Alkali Products segment.  Assets of the corporate/other segment include primarily such items as cash and cash equivalents, short-term investments, deferred taxes, restricted cash and other assets.

	Years ended December 31,
Geographic Data:	2011	2010	2009
Sales:	($ in millions)
United States	$1,774.0	$1,425.7	$1,375.9
Foreign	187.1	160.2	155.6
Transfers between areas:
United States	50.0	39.4	29.6
Foreign	95.3	66.1	73.3
Eliminations	(145.3)	(105.5)	(102.9)
Total sales	$1,961.1	$1,585.9	$1,531.5

	December 31,
	2011	2010
Assets:	($ in millions)
United States	$2,208.8	$1,774.5
Foreign	240.8	274.2
Total assets	$2,449.6	$2,048.7

Transfers between geographic areas are priced generally at prevailing market prices.  Export sales from the United States to unaffiliated customers were $22.0 million, $22.1 million and $20.9 million in 2011, 2010 and 2009, respectively.

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.2 million at December 31, 2011.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and OM&M expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:
	December 31,
	2011	2010
	($ in millions)
Beginning balance	$167.6	$166.1
Charges to income	19.3	16.3
Remedial and investigatory spending	(23.3)	(15.7)
Currency translation adjustments	(0.3)	0.9
Ending balance	$163.3	$167.6

At December 31, 2011 and 2010, our consolidated balance sheets included environmental liabilities of $132.3 million and $139.6 million, respectively, which were classified as other noncurrent liabilities.  Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $163.3 million included on our consolidated balance sheet at December 31, 2011 for future environmental expenditures, we currently expect to utilize $92.2 million of the reserve for future environmental expenditures over the next 5 years, $24.4 million for expenditures 6 to 10 years in the future, and $46.7 million for expenditures beyond 10 years in the future.

Our total estimated environmental liability at December 31, 2011, was attributable to 70 sites, 17 of which were USEPA NPL sites.  Ten sites accounted for 78% of our environmental liability and, of the remaining 60 sites, no one site accounted for more than 3% of our environmental liability.  At one of these ten sites, a remedial action plan is being implemented.  At five of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At one of these ten sites, a remedial investigation is being performed.  At one site, part of the site is subject to a remedial action plan and part of the site to long-term OM&M.  The two remaining sites are in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2011 for future environmental expenditures.

Charges or credits to income for investigatory and remedial efforts were material to operating results in 2011, 2010 and 2009 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2011	2010	2009
	($ in millions)
Charges to income	$19.3	$16.3	$24.1
Recoveries from third parties of costs incurred and expensed in prior periods	(11.4)	(7.2)	(82.1)
Total environmental expense (income)	$7.9	$9.1	$(58.0)

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $20 million to $40 million over the next several years, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2011, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $40 million in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual commitments under non-cancelable operating leases and purchase contracts as of December 31, 2011:

	Operating Leases	Purchase Commitments
	($ in millions)
2012	$40.3	$105.9
2013	36.6	55.9
2014	31.3	16.8
2015	27.2	14.7
2016	23.1	0.8
Thereafter	63.2	—
Total commitments	$221.7	$194.1

Our operating lease commitments are primarily for railroad cars but also include distribution, warehousing and office space and data processing and office equipment.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.  Total rent expense charged to operations amounted to $53.8 million, $51.2 million and $45.4 million in 2011, 2010 and 2009, respectively (sublease income is not significant).  The above purchase commitments include raw material and utility purchasing commitments utilized in our normal course of business for our projected needs.

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

On December 31, 1997, we entered into a long-term, sulfur dioxide supply agreement with Alliance, formerly known as RFC SO2, Inc.  Alliance has the obligation to deliver annually 36,000 tons of sulfur dioxide.  Alliance owns the sulfur dioxide plant, which is located at our Charleston, TN facility and is operated by us.  The price for the sulfur dioxide is fixed over the life of the contract, and under the terms of the contract, we are obligated to make a monthly payment of $0.2 million regardless of the sulfur dioxide purchased.  Commitments related to this agreement are $0.6 million in 2012. This supply agreement expires in 2012.

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2011 and 2010, our consolidated balance sheets included liabilities for these legal actions of $16.4 million and $18.1 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position or results of operations in the near term.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  At December 31, 2011 and 2010, we had forward contracts to buy foreign currencies with a notional value of zero and $0.3 million, respectively.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2011, $10.5 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

In 2001 and 2002, we entered into interest rate swaps on $75 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, paid us fixed rates.  The counterparty to these agreements was Citibank.  In January 2009, we entered into a $75 million fixed interest rate swap with equal and opposite terms as the $75 million variable interest rate swaps on the 2011 Notes.  We agreed to pay a fixed rate to a counterparty who, in turn, paid us variable rates.  The counterparty to this agreement was Bank of America, a major financial institution.  The result was a gain of $7.9 million on the $75 million variable interest rate swaps, which was recognized through 2011.  In January 2009, we de-designated our $75 million interest rate swaps that had previously been designated as fair value hedges.  The $75 million variable interest rate swaps and the $75 million fixed interest rate swap did not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps were recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	December 31,
	2011	2010
	($ in millions)
Copper	$52.1	$25.1
Zinc	7.3	3.2
Lead	37.9	19.6
Natural gas	8.3	5.5

As of December 31, 2011, the counterparty to $80.1 million of these commodity forward contracts was Wells Fargo, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  At December 31, 2011, we had open positions in futures contracts through 2016.  If all open futures contracts had been settled on December 31, 2011, we would have recognized a pretax loss of $8.8 million.

If commodity prices were to remain at December 31, 2011 levels, approximately $6.9 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of December 31, 2011 and 2010, the total notional amount of our interest rate swaps designated as fair value hedges were $80.8 million and $132.7 million, respectively.

Of the $80.8 million of interest rate swaps outstanding at December 31, 2011, $73.1 million were entered into in May 2011 on the SunBelt Notes.  In April 2010, Citibank terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during 2010.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  These interest rate swaps are treated as fair value hedges.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  We have entered into $80.8 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparties to these agreements are Citibank ($7.7 million) and Wells Fargo ($73.1 million).  In all cases, the underlying index for the variable rates is six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

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

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		December 31,			December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
		($ in millions)			($ in millions)
Interest rate contracts	Other current assets	$—	$—	Current installments of long-term debt	$—	$2.8
Interest rate contracts	Other assets	2.2	5.3	Long-term debt	12.7	5.3
Commodity contracts – gains	Other current assets	—	16.9	Accrued liabilities	(2.5)	—
Commodity contracts – losses	Other current assets	—	—	Accrued liabilities	11.2	—
		$2.2	$22.2		$21.4	$8.1

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other current assets	$—	$3.8	Accrued liabilities	$—	$1.2
Interest rate contracts	Other assets	11.6	—	Other liabilities	1.0	—
Commodity contracts – gains	Other current assets	—	—	Accrued liabilities	—	(0.1)
Commodity contracts – losses	Other current assets	—	—	Accrued liabilities	1.5	0.3
		$11.6	$3.8		$2.5	$1.4

Total derivatives(1)		$13.8	$26.0		$23.9	$9.5

(1)      Does not include the impact of cash collateral received from or provided to counterparties.

    The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of Gain (Loss)
		Years Ended December 31,
	Location of Gain (Loss)	2011	2010	2009
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(17.3)	$8.8	$39.3
Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$10.3	$8.8	$(20.4)
Recognized in income (ineffective portion)	Cost of goods sold	—	—	0.1
		$10.3	$8.8	$(20.3)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$6.7	$6.7	$3.4

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$0.5	$0.3	$(0.4)
Commodity contracts	Cost of goods sold	(2.2)	(1.1)	(2.3)
		$(1.7)	$(0.8)	$(2.7)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of December 31, 2011, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was $3.9 million.  As of December 31, 2010, the amount recognized in other current assets for cash collateral provided by counterparties to us was $3.2 million.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

FAIR VALUE MEASUREMENTS

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities.  We are required to separately disclose assets and liabilities measured at fair value on a recurring basis, from those measured at fair value on a nonrecurring basis.  Nonfinancial assets measured at fair value on a nonrecurring basis are intangible assets and goodwill, which are reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes the financial assets and liabilities measured at fair value in the consolidated balance sheets:

Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	($ in millions)
Interest rate swaps	$—	$13.8	$—	$13.8
Liabilities
Interest rate swaps	—	13.7	—	13.7
Commodity forward contracts	2.5	7.7	—	10.2
Earn out	—	—	49.0	49.0

Balance at December 31, 2010
Assets
Interest rate swaps	$—	$9.1	$—	$9.1
Commodity forward contracts	7.0	9.9	—	16.9
Liabilities
Interest rate swaps	—	9.3	—	9.3
Commodity forward contracts	—	0.2	—	0.2

For the year ended December 31, 2011, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our financial instruments measured at fair value using Level 3 inputs:

	December 31,
	2011	2010
	($ in millions)
Beginning balance	$—	$—
Purchases, sales and settlements	(42.3)	—
Unrealized loss included in other income	(6.7)	—
Ending balance	$(49.0)	$—

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

Interest Rate Swaps

The fair value of the interest rate swaps was included in other current assets, other assets, current installments of long-term debt, accrued liabilities, long-term debt and other liabilities as of December 31, 2011 and 2010.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of December 31, 2011 and December 31, 2010, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

We had no fair value of foreign currency contracts as of December 31, 2011 and 2010.  The gains and losses of foreign currency contracts were included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Euro).

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.  The fair value of our long-term debt was determined based on current market rates for debt of similar risk and maturities.  At December 31, 2011 and 2010, the estimated fair value of debt was $552.3 million and $530.3 million, respectively, which compares to debt recorded on the consolidated balance sheets of $536.4 million and $496.0 million, respectively.

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

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010.  At February 28, 2011, $180.6 million of assets were measured at fair value on a nonrecurring basis.  We recognized a gain of $181.4 million for the year ended December 31, 2011 on our previously held investment in SunBelt, which had been accounted for under the equity method of accounting prior to the acquisition.  We remeasured our equity interest in SunBelt of $(0.8) million based on our purchase of PolyOne’s 50% interest in SunBelt.  We used Level 1 inputs for the cash payments and Level 3 inputs for the estimated earn out.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

($ in millions, except per share data)
2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$436.0	$529.1	$550.2	$445.8	$1,961.1
Cost of goods sold	359.2	413.7	432.7	368.3	1,573.9
Net income	133.7	42.1	47.2	18.7	241.7
Net income per common share:
Basic	1.68	0.53	0.59	0.23	3.02
Diluted	1.66	0.52	0.58	0.23	2.99
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	23.04	27.16	24.09	21.75	27.16
Low	17.97	20.60	17.64	16.11	16.11

2010
Sales	$362.0	$405.7	$432.8	$385.4	$1,585.9
Cost of goods sold	312.5	347.7	366.5	323.2	1,349.9
Net income	14.1	16.9	31.8	2.0	64.8
Net income per common share:
Basic	0.18	0.21	0.40	0.03	0.82
Diluted	0.18	0.21	0.40	0.02	0.81
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	19.94	22.39	20.99	21.57	22.39
Low	15.30	14.35	17.25	17.90	14.35

(1)	NYSE composite transactions.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading “Item 1- Proposal for the Election of Directors” in our Proxy Statement relating to our 2012 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report.  See also the list of executive officers following Item 4 in Part I of this Report.  We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

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

Item 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation,” on page 17 and the information on pages 23 through 56, (beginning with the information under the heading “Compensation Discussion and Analysis” through the information under the heading “Compensation Committee Report,”) are incorporated by reference in this Report.

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

Separate consolidated financial statements of our 50% or less owned subsidiaries accounted for by the equity method are not summarized herein and have been omitted because, in the aggregate, they would not constitute a significant subsidiary.

3.  Exhibits

See the Exhibit Index immediately prior to the exhibits which is hereby incorporated by reference.  The following exhibits, listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Exhibit No.	Description

11	Computation of Per Share Earnings (included in the Note–“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

21	List of Subsidiaries

23	Consent of KPMG LLP

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: February 24, 2012
OLIN CORPORATION

By /s/ JOSEPH D. RUPP
Joseph D. Rupp Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/s/ GRAY G. BENOIST Gray G. Benoist	Director	February 24, 2012

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 24, 2012

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 24, 2012

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 24, 2012

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 24, 2012

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	February 24, 2012

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	February 24, 2012

/s/ VINCENT J. SMITH Vincent J. Smith	Director	February 24, 2012

/s/ JOHN E. FISCHER John E. Fischer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/s/ TODD A. SLATER Todd A. Slater	Vice President, Finance and Controller (Principal Accounting Officer)	February 24, 2012

EXHIBIT INDEX

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(bb) below.

3	(a)	Olin’s Amended and Restated Articles of Incorporation as amended effective May 2, 2011—Exhibit 3.1 to Olin’s Form 8-K dated May 3, 2011.*
	(b)	Bylaws of Olin as amended effective December 9, 2010—Exhibit 3.1 to Olin’s Form 8-K dated December 10, 2010.*
4	(a)	Indenture between Olin and JPMorgan Chase Bank, N.A. dated as of June 26, 2006—Exhibit 4.1 to Olin’s Form 8-K dated June 26, 2006.*
	(b)	6.75% Senior Note Due 2016—Exhibit 4.1 to Olin’s Form 8-K dated July 28, 2006.*
	(c)	First Supplemental Indenture between Olin and JPMorgan Chase Bank, N.A. dated July 28, 2006—Exhibit 4.2 to Olin’s Form 8-K dated July 28, 2006.*
(d)
Registration Rights Agreement among Olin, Banc of America Securities LLC, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC dated July 28, 2006—Exhibit 4.3 to Olin’s Form 8-K dated July 28, 2006.*

	(e)	Indenture dated as of August 19, 2009, between Olin Corporation and The Bank of New York Mellon Trust Company—Exhibit 4.1 to Olin’s Form 8-K dated August 19, 2009.*
	(f)	First Supplemental Indenture dated as of August 19, 2009, between Olin Corporation and The Bank of New York Mellon Trust Company—Exhibit 4.2 to Olin’s Form 8-K dated August 19, 2009.*
	(g)	Form of 8.875% Senior Note due 2019—Exhibit 4.3 to Olin’s Form 8-K dated August 19, 2009.*
(h)
Trust Indenture effective October 1, 2010 between The Industrial Development Authority of Washington County and U. S. Bank, National Association, as trustee—Exhibit 4.1 to Olin’s Form 8-K dated October 20, 2010.*

	(i)	Loan Agreement effective October 1, 2010 between The Industrial Development Authority of Washington County and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated October 20, 2010.*
(j)
Bond Purchase Agreement dated October 14, 2010 between The Industrial Development Authority of Washington County, Olin Corporation and PNC Bank National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated October 20, 2010.*

(k)
Trust Indenture effective December 1, 2010 between the Mississippi Business Finance Corporation and U. S. Bank, National Association, as trustee—Exhibit 4.1 to Olin’s Form 8-K dated December 10, 2010.*

	(l)	Loan Agreement effective December 1, 2010 between the Mississippi Business Finance Corporation and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated December 10, 2010.*
(m)
Bond Purchase Agreement dated December 9, 2010 between the Mississippi Business Finance Corporation, Olin Corporation and PNC Bank National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated December 10, 2010.*

(n)
Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank National Association, as administrative agent; PNC Capital Markets, LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K dated December 10, 2010.*

(o)
First Amendment dated December 27, 2010 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank National Association, as administrative agent; PNC Capital Markets, LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K dated December 29, 2010.*

(p)
Trust Indenture effective December 27, 2010 between the Industrial Development Board of the County of Bradley and the City of Cleveland, TN and U. S. Bank, National Association, as trustee—Exhibit 4.1 to Olin’s Form 8-K dated December 29, 2010.*

(q)
Loan Agreement effective December 27, 2010 between the Industrial Development Board of the County of Bradley and the City of Cleveland, Tennessee and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated December 29, 2010.*

(r)
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

(d)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
(e)	Form of executive agreement between Olin and certain executive officers—Exhibit 99.1 to Olin’s Form 8-K dated January 26, 2005.*
(f)	Form of executive change-in-control agreement between Olin and certain executive officers—Exhibit 99.2 to Olin’s Form 8-K dated January 26, 2005.*
(g)	Form of amendment to executive agreement between Olin and Messrs. Curley and Fischer dated November 9, 2007—Exhibit 10(g) to Olin’s Form 10-K for 2007.*
(h)	Form of amendment to executive change-in-control agreement between Olin and Messrs. Curley and Fischer dated November 9, 2007—Exhibit 10(h) to Olin’s Form 10-K for 2007.*
(i)	Form of amendment to executive agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007—Exhibit 10(i) to Olin’s Form 10-K for 2007.*
(j)	Form of amendment to executive change-in-control agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007—Exhibit 10(j) to Olin’s Form 10-K for 2007.*
(k)	Form of executive agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
(l)	Form of executive change-in-control agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
(m)	Form of amendment dated October 25, 2010 to executive agreements with Messrs. Curley, Fischer, Greer, McIntosh, Pain and Rupp—Exhibit 10.1 to Olin’s Form 10-K for 2010.*
(n)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended and restated effective April 22, 2010—Appendix A to Olin’s Proxy Statement dated March 10, 2010.*
(o)	Amended and Restated Olin Senior Management Incentive Compensation Plan, as amended and restated effective April 22, 2010—Appendix B to Olin’s Proxy Statement dated March 10, 2010.*
(p)	Description of Restricted Stock Unit Awards granted under the 2000, 2003, 2006 or 2009 Long Term Incentive Plans—Exhibit 10(p) to Olin’s Form 10-K for 2008.*
(q)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
(r)	Olin Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(s)	Olin Corporation 2000 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.6 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(t)	Olin Corporation 2003 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.7 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(u)	Olin Corporation 2006 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.8 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(v)	Olin Corporation 2009 Long Term Incentive Plan—Appendix A to Olin’s Proxy Statement dated March 11, 2009.*
(w)	Performance Share Program codified to reflect amendments through December 31, 2010—Exhibit 10.2 to Olin’s Form 10-K for 2010.*
(x)	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10(bb) to Olin’s Form 10-K for 2007.*
(y)	Form of Restricted Stock Unit Award Certificate—Exhibit 10(cc) to Form 10-K for 2007.*

	(z)	Form of Performance Award and Senior Performance Award Certificates—Exhibit 10(dd) to Olin’s Form 10-K for 2007.*
	(aa)	Summary of Stock Option Continuation Policy—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended March 31, 2009.*
	(bb)	Olin Corporation Contributing Employee Ownership Plan Amended and Restated effective as of December 31, 2009—Exhibit 10(dd) to Olin’s Form 10-K for 2009.*
	(cc)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
(dd)
Purchase Agreement dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc.—Exhibit 2.1 to Olin’s Form 8-K dated March 3, 2011.*

	(ee)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(ff)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(gg)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
	(hh)	Agreement and Plan of Merger dated as of May 20, 2007, among Olin Corporation, Princeton Merger Corp., and Pioneer Companies, Inc.—Exhibit 2.1 to Olin’s Form 8-K dated May 21, 2007.*
	(ii)	Purchase Agreement dated as of October 15, 2007, among Global Brass and Copper Acquisition Co. and Olin Corporation—Exhibit 2.1 to Olin’s Form 8-K dated October 15, 2007.*
	(jj)	Credit Agreement dated as of October 29, 2007 among Olin and the banks named therein—Exhibit 10.1 to Olin’s Form 8-K dated October 29, 2007.*
11		Computation of Per Share Earnings (included in the Note—“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8).
12		Computation of Ratio of Earnings to Fixed Charges (unaudited).
21		List of Subsidiaries.
23		Consent of KPMG LLP.
31.1		Section 302 Certification Statement of Chief Executive Officer.
31.2		Section 302 Certification Statement of Chief Financial Officer.
32		Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.
101.INS		XBRL Instance Document(1)
101.SCH		XBRL Taxonomy Extension Schema Document(1)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document(1)

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