Form 10-Q
period 2012-03-31
OLIN CORP
filed 2012-04-30
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

As of March 31, 2012, 80,093,204 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2012	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$220.6	$304.8	$280.4
Receivables, net	279.9	237.1	256.7
Income tax receivable	—	0.7	5.5
Inventories	186.0	176.6	179.7
Current deferred income taxes	51.3	50.9	46.3
Other current assets	14.1	10.2	28.8
Total current assets	751.9	780.3	797.4
Property, plant and equipment (less accumulated depreciation of $1,168.8, $1,144.0 and $1,089.8)	914.7	885.4	763.2
Prepaid pension costs	28.7	19.2	26.9
Restricted cash	34.1	51.7	99.1
Other assets	83.1	85.6	76.5
Goodwill	627.4	627.4	628.2
Total assets	$2,439.9	$2,449.6	$2,391.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$23.6	$12.2	$89.3
Accounts payable	125.9	149.7	118.5
Income taxes payable	0.5	—	—
Accrued liabilities	219.6	237.2	220.0
Total current liabilities	369.6	399.1	427.8
Long-term debt	512.0	524.2	491.9
Accrued pension liability	58.4	59.1	58.4
Deferred income taxes	117.2	99.6	107.7
Other liabilities	366.4	381.8	355.6
Total liabilities	1,423.6	1,463.8	1,441.4
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 80.1, 80.1 and 79.7 shares	80.1	80.1	79.7
Additional paid-in capital	852.0	852.0	843.0
Accumulated other comprehensive loss	(286.4)	(294.2)	(260.8)
Retained earnings	370.6	347.9	288.0
Total shareholders’ equity	1,016.3	985.8	949.9
Total liabilities and shareholders’ equity	$2,439.9	$2,449.6	$2,391.3

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Sales	$507.2	$436.0
Operating expenses:
Cost of goods sold	392.9	359.2
Selling and administration	43.7	39.5
Restructuring charges	1.9	0.1
Other operating income	0.5	1.4
Operating income	69.2	38.6
Earnings of non-consolidated affiliates	0.2	7.0
Interest expense	6.5	7.2
Interest income	0.2	0.2
Other (expense) income	(2.6)	181.2
Income before taxes	60.5	219.8
Income tax provision	21.8	86.1
Net income	$38.7	$133.7
Net income per common share:
Basic	$0.48	$1.68
Diluted	$0.48	$1.66
Dividends per common share	$0.20	$0.20
Average common shares outstanding:
Basic	80.1	79.6
Diluted	80.9	80.4

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$38.7	$133.7
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.3	1.3
Unrealized gains (losses) on derivative contracts	4.3	(3.1)
Amortization of prior service costs and actuarial losses	3.2	2.8
Other comprehensive income	7.8	1.0
Comprehensive income	$46.5	$134.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares Issued	Par Value
Balance at January 1, 2011	79.6	$79.6	$842.3	$(261.8)	$170.2	$830.3
Net income	—	—	—	—	133.7	133.7
Other comprehensive income	—	—	—	1.0	—	1.0
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(15.9)	(15.9)
Common stock issued for:
Stock options exercised	—	—	0.3	—	—	0.3
Other transactions	0.1	0.1	1.4	—	—	1.5
Stock-based compensation	—	—	(1.0)	—	—	(1.0)
Balance at March 31, 2011	79.7	$79.7	$843.0	$(260.8)	$288.0	$949.9
Balance at January 1, 2012	80.1	$80.1	$852.0	$(294.2)	$347.9	$985.8
Net income	—	—	—	—	38.7	38.7
Other comprehensive income	—	—	—	7.8	—	7.8
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(16.0)	(16.0)
Common stock repurchased and retired	(0.1)	(0.1)	(1.1)	—	—	(1.2)
Common stock issued for:
Stock options exercised	—	—	0.3	—	—	0.3
Other transactions	0.1	0.1	0.8	—	—	0.9
Balance at March 31, 2012	80.1	$80.1	$852.0	$(286.4)	$370.6	$1,016.3

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)
	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$38.7	$133.7
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Gain on remeasurement of investment in SunBelt	—	(181.4)
Earnings of non-consolidated affiliates	(0.2)	(7.0)
Other operating income – gains on disposition of property, plant and equipment	(0.1)	(1.0)
Stock-based compensation	1.4	1.4
Depreciation and amortization	25.5	23.2
Deferred income taxes	12.6	84.5
Qualified pension plan contributions	(0.2)	(0.2)
Qualified pension plan income	(5.9)	(6.6)
Change in:
Receivables	(42.8)	(45.8)
Inventories	(9.4)	(20.1)
Other current assets	(3.9)	(2.1)
Accounts payable and accrued liabilities	(16.2)	3.4
Income taxes payable	1.2	0.2
Other assets	1.5	(0.6)
Other noncurrent liabilities	2.5	0.5
Other operating activities	(0.3)	(2.3)
Net operating activities	4.4	(20.2)
Investing Activities
Capital expenditures	(75.9)	(25.6)
Business acquired in purchase transaction, net of cash acquired	—	(123.4)
Proceeds from sale/leaseback of equipment	1.0	—
Proceeds from disposition of property, plant and equipment	0.2	1.8
Distributions from affiliated companies, net	—	0.6
Restricted cash activity	17.6	2.9
Other investing activities	0.3	1.3
Net investing activities	(56.8)	(142.4)
Financing Activities
Earn out payment – SunBelt	(15.3)	—
Common stock repurchased and retired	(1.2)	—
Stock options exercised	0.3	0.3
Excess tax benefits from stock-based compensation	0.4	—
Dividends paid	(16.0)	(15.9)
Net financing activities	(31.8)	(15.6)
Net decrease in cash and cash equivalents	(84.2)	(178.2)
Cash and cash equivalents, beginning of period	304.8	458.6
Cash and cash equivalents, end of period	$220.6	$280.4
Cash paid for interest and income taxes:
Interest	$7.5	$7.5
Income taxes, net of refunds	$7.1	$1.3
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$20.7	$1.6

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate.  We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Certain reclassifications were made to prior year amounts to conform to the 2012 presentation.

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

ACQUISITION

On February 28, 2011, we acquired PolyOne’s 50% interest in SunBelt for $132.3 million in cash plus the assumption of a PolyOne guarantee related to the SunBelt Notes.  With this acquisition, we now own 100% of SunBelt.  The SunBelt chlor alkali plant, which is located within our McIntosh, AL facility, has approximately 350,000 tons of membrane technology capacity.  We also agreed to a three year earn out, which has no guaranteed minimum or maximum, based on the performance of SunBelt.  In addition, during the second quarter of 2011, we remitted to PolyOne $6.0 million, which represented 50% of distributable cash generated by SunBelt from January 1, 2011 through February 28, 2011.

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

February 28, 2011
($ in millions)
Total current assets	$37.6
Property, plant and equipment	87.4
Deferred income taxes	0.4
Other assets	5.8
Total assets acquired	131.2
Total current liabilities	42.7
Long-term debt	75.1
Other liabilities	27.6
Total liabilities assumed	145.4
Less: Investment in SunBelt	(0.8)
Net liabilities assumed	(13.4)
Liabilities for uncertainties	48.3
Gain on remeasurement of investment in SunBelt	(181.4)
Goodwill	327.1
Fair value of total consideration	$180.6

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

For segment reporting purposes, SunBelt has been included in Chlor Alkali Products.  The SunBelt results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition.  The following pro forma summary presents the condensed statement of income as if the acquisition of SunBelt had occurred on January 1, 2011.

Three Months Ended
March 31, 2011
($ in millions, except per share data)
Sales	$462.3
Net income	32.4
Net income per common share:
Basic	$0.41
Diluted	$0.40

The pro forma statement of income was prepared based on historical financial information and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma statement of income uses estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information does not reflect any cost savings that might be achieved from operating the business under a single owner and is not intended to reflect the actual results that would have occurred had the companies actually been combined during the period presented.  The pro forma data reflect the application of the following adjustments:

•
Elimination of the pretax gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt, which is considered non-recurring ($181.4 million for the three months ended March 31, 2011).

•	Additional amortization expense related to the fair value of acquired identifiable intangible assets ($0.1 million for the three months ended March 31, 2011).
•	Reduction of depreciation expense related to the fair value adjustment to property, plant and equipment ($1.0 million for the three months ended March 31, 2011).
•	Reduction in interest expense as a result of increasing the carrying value of acquired debt obligations to its estimated fair value ($0.1 million for the three months ended March 31, 2011).
•	Additional accretion expense for the earn out liability that was recorded as a result of the acquisition ($0.4 million for the three months ended March 31, 2011).
•
Elimination of transaction costs incurred in 2011 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($0.8 million for the three months ended March 31, 2011).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision for the three months ended March 31, 2011 reflects a reduction of $76.0 million related to the elimination of the gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt.  The pro forma tax provision reflects an increase of $2.5 million for the three months ended March 31, 2011, associated with the incremental pretax income and the fair value adjustments for acquired intangible assets, property, plant and equipment and the SunBelt Notes, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

RESTRUCTURING CHARGES

    On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility will be converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The project has an estimated capital cost of approximately $160 million.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  This action will reduce our chlor alkali manufacturing capacity by 100,000 tons.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limits our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25% and the configuration of the new plant will result in an increase in our capacity to produce potassium hydroxide.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removes the highest cost production capacity from our system.  We currently expect to complete the conversion and reconfiguration by the end of 2012.  For the three months ended March 31, 2012 and 2011, we recorded pretax restructuring charges of $0.3 million and less than $0.1 million, respectively, for the accretion of employee severance and related benefit costs.  We expect to incur additional restructuring charges through 2013 of approximately $8 million related to the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process.

    On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  Consistent with this decision we have initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  We currently expect to complete this relocation by the end of 2015.  For the three months ended March 31, 2012 and 2011, we recorded pretax restructuring charges of $1.6 million and less than $0.1 million, respectively, for the accretion of employee severance and related benefits costs, employee relocation costs and facility exit costs.  We expect to incur additional restructuring charges through 2016 of approximately $15 million related to the transfer of these operations.

The following table summarizes the activity by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2012:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2011	$6.0	$1.0	$—	$—	$7.0
2011 restructuring charges	0.1	—	—	—	0.1
Balance at March 31, 2011	$6.1	$1.0	$—	$—	$7.1
Balance at January 1, 2012	$11.3	$0.8	$—	$—	$12.1
2012 restructuring charges	0.9	—	0.8	0.2	1.9
Amounts utilized	(0.7)	—	(0.8)	(0.2)	(1.7)
Balance at March 31, 2012	$11.5	$0.8	$—	$—	$12.3

As of March 31, 2012, we have incurred cash expenditures of $6.2 million and non-cash charges of $28.3 million related to these restructuring actions.  The remaining balance of $12.3 million is expected to be paid out in 2012 through 2016.

The following table summarizes the cumulative restructuring charges by major component of these actions through March 31, 2012:

	Chlor Alkali Products	Winchester	Total
	($ in millions)
Write-off of equipment and facility	$17.5	$—	$17.5
Employee severance and job related benefits	5.2	8.1	13.3
Facility exit costs	7.3	0.6	7.9
Pension and other postretirement benefits curtailment	—	4.1	4.1
Employee relocation costs	0.1	2.9	3.0
Lease and other contract termination costs	1.0	—	1.0
Total cumulative restructuring charges	$31.1	$15.7	$46.8

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

Allowance for doubtful accounts receivable consisted of the following:
	March 31,
	2012	2011
	($ in millions)
Balance at beginning of year	$3.2	$4.8
Provisions charged	0.4	0.4
Recoveries, net	—	0.6
Balance at end of period	$3.6	$5.8

INVENTORIES

Inventories consisted of the following:
	March 31, 2012	December 31, 2011	March 31, 2011
	($ in millions)
Supplies	$35.0	$35.0	$33.2
Raw materials	81.0	75.7	67.4
Work in process	33.4	31.9	33.9
Finished goods	111.8	111.7	119.3
	261.2	254.3	253.8
LIFO reserve	(75.2)	(77.7)	(74.1)
Inventories, net	$186.0	$176.6	$179.7

In conjunction with the acquisition of SunBelt, we obtained inventories with a fair value of $4.0 million, as of February 28, 2011.  Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts and maintenance parts.  Elements of costs in inventories included raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2012, reflect certain estimates relating to inventory quantities and costs at December 31, 2012.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $75.2 million, $77.7 million and $74.1 million higher than reported at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2012	2011
Computation of Income per Share	($ and shares in millions, except per share data)
Net income	$38.7	$133.7
Basic shares	80.1	79.6
Basic net income per share	$0.48	$1.68

Diluted shares:
Basic shares	80.1	79.6
Stock-based compensation	0.8	0.8
Diluted shares	80.9	80.4
Diluted net income per share	$0.48	$1.66

The computation of dilutive shares from stock-based compensation does not include 0.8 million shares and 1.3 million shares for the three months ended March 31, 2012 and 2011, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2011 and are expected to be material to operating results in 2012.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $163.1 million, $163.3 million and $166.1 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, of which $132.1 million, $132.3 million and $138.1 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Charges to income	$2.9	$2.0
Recoveries from third parties of costs incurred and expensed in prior periods	(0.1)	(0.5)
Total environmental expense	$2.8	$1.5

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of March 31, 2012, December 31, 2011 and March 31, 2011, our condensed balance sheets included liabilities for these legal actions of $16.8 million, $16.4 million and $16.2 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position or results of operations in the near term.

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

SHAREHOLDERS’ EQUITY

On July 21, 2011, our board of directors authorized a share repurchase program of up to 5 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased.  For the three months ended March 31, 2012, 0.1 million shares were purchased and retired under this program at a cost of $1.2 million.  As of March 31, 2012, we had purchased a total of 0.3 million shares under this program and 4.7 million shares remained authorized to be purchased.

We issued less than 0.1 million shares representing stock options exercised for the three months ended March 31, 2012 and 2011, with a total value of $0.3 million for both periods.

    The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2011	$0.4	$11.6	$(273.8)	$(261.8)
Unrealized gains	1.3	0.4	—	1.7
Reclassification adjustments into income	—	(3.5)	2.8	(0.7)
Balance at March 31, 2011	$1.7	$8.5	$(271.0)	$(260.8)
Balance at January 1, 2012	$1.8	$(5.3)	$(290.7)	$(294.2)
Unrealized gains	0.3	2.6	—	2.9
Reclassification adjustments into income	—	1.7	3.2	4.9
Balance at March 31, 2012	$2.1	$(1.0)	$(287.5)	$(286.4)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included a deferred tax provision (benefit) for the three months ended March 31, 2012 and 2011 of $2.6 million and $(2.0) million, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included a deferred tax provision for the three months ended March 31, 2012 and 2011 of $2.0 million and $1.8 million, respectively.

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other operating income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended March 31,
	2012	2011
Sales:	($ in millions)
Chlor Alkali Products	$359.7	$299.4
Winchester	147.5	136.6
Total sales	$507.2	$436.0
Income before taxes:
Chlor Alkali Products	$74.4	$45.2
Winchester	10.8	12.5
Corporate/other:
Pension income	6.3	6.7
Environmental expense	(2.8)	(1.5)
Other corporate and unallocated costs	(17.9)	(18.6)
Restructuring charges	(1.9)	(0.1)
Other operating income	0.5	1.4
Interest expense	(6.5)	(7.2)
Interest income	0.2	0.2
Other (expense) income	(2.6)	181.2
Income before taxes	$60.5	$219.8

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Stock-based compensation	$1.9	$2.0
Mark-to-market adjustments	0.9	1.0
Total expense	$2.8	$3.0

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2012	2011
Dividend yield	3.65%	4.32%
Risk-free interest rate	1.36%	3.05%
Expected volatility	43%	42%
Expected life (years)	7.0	7.0
Grant fair value (per option)	$6.55	$5.48
Exercise price	$21.92	$18.78
Shares granted	480,250	575,000

Dividend yield for 2012 and 2011 was based on a historical average.  Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options.  Expected volatility was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility.  Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $3.6 million for both the three months ended March 31, 2012 and 2011.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.5	$1.6	$0.4	$0.4
Interest cost	23.5	23.7	0.9	0.9
Expected return on plans’ assets	(34.2)	(34.9)	—	—
Amortization of prior service cost	—	0.1	—	(0.1)
Recognized actuarial loss	4.3	3.9	0.9	0.7
Net periodic benefit (income) cost	$(4.9)	$(5.6)	$2.2	$1.9

    We made cash contributions to our Canadian qualified defined benefit pension plan of $0.2 million for both the three months ended March 31, 2012 and 2011.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income before taxes.

	Three Months Ended March 31,
Effective Tax Rate Reconciliation (Percent)	2012	2011
Statutory federal tax rate	35.0%	35.0%
Foreign rate differential	(0.1)	—
Domestic manufacturing/export tax incentive	(1.0)	(0.3)
Dividends paid to CEOP	(0.4)	(0.1)
State income taxes, net	1.4	0.5
Remeasurement of deferred taxes	0.6	(1.5)
Incremental tax effect of SunBelt remeasurement	—	5.7
Other, net	0.5	(0.1)
Effective tax rate	36.0%	39.2%

The effective tax rate for the three months ended March 31, 2011 included a benefit of $3.4 million related to remeasurement of deferred taxes due to an increase in state tax effective rates and included a deferred tax expense of $76.0 million related to the tax effect of our gain on the remeasurement of our previously held 50% equity interest in SunBelt.

As of March 31, 2012, we had $38.0 million of gross unrecognized tax benefits, which would have a net $36.2 million impact on the effective tax rate, if recognized.  As of March 31, 2011, we had $41.5 million of gross unrecognized tax benefits, of which $39.4 million would have impacted the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:

	March 31,
	2012	2011
	($ in millions)
Balance at beginning of year	$37.9	$41.5
Increases for current year tax positions	0.1	—
Balance at end of period	$38.0	$41.5

As of March 31, 2012, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $1.1 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2007 – 2010
U.S. state income tax	2004 – 2010
Canadian federal income tax	2007 – 2010
Canadian provincial income tax	2007 – 2010

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

    We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  At March 31, 2012, December 31, 2011 and March 31, 2011, we had forward contracts to sell foreign currencies with a notional value of $8.1 million, zero and zero, respectively.  We had no forward contracts to buy foreign currencies at March 31, 2012, December 31, 2011 and March 31, 2011.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2012, $10.0 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	March 31, 2012	December 31, 2011	March 31, 2011
	($ in millions)
Copper	$42.6	$52.1	$43.3
Zinc	6.5	7.3	4.1
Lead	35.4	37.9	29.2
Natural gas	10.3	8.3	3.1

As of March 31, 2012, the counterparty to $83.5 million of these commodity forward contracts was Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company's manufacturing process.  At March 31, 2012, we had open positions in futures contracts through 2016.  If all open futures contracts had been settled on March 31, 2012, we would have recognized a pretax loss of $1.8 million.

If commodity prices were to remain at March 31, 2012 levels, approximately $1.0 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of March 31, 2012, December 31, 2011 and March 31, 2011, the total notional amounts of our interest rate swaps designated as fair value hedges were $73.1 million, $80.8 million and $132.7 million, respectively.

The $73.1 million of interest rate swaps outstanding at March 31, 2012 were entered into in May 2011 on the SunBelt Notes.  In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial development and environmental improvement tax-exempt bonds (industrial revenue bonds) due in 2017.  The result was a gain of $0.2 million, which will be recognized through 2017.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  These interest rate swaps are treated as fair value hedges.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the condensed financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  We have entered into $73.1 million of such swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Wells Fargo.  In all cases, the underlying index for the variable rates is six-month London InterBank Offered Rate (LIBOR).  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2011
		($ in millions)				($ in millions)
Interest rate contracts	Other current assets	$—	$—	$—	Current installments of long-term debt	$—	$—	$2.1
Interest rate contracts	Other assets	1.8	2.2	4.0	Long-term debt	12.0	12.7	4.0
Commodity contracts – gains	Other current assets	—	—	14.3	Accrued liabilities	(3.6)	(2.5)	—
Commodity contracts – losses	Other current assets	—	—	(0.5)	Accrued liabilities	5.4	11.2	—
		$1.8	$2.2	$17.8		$13.8	$21.4	$6.1

Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other current assets	$—	$—	$2.8	Accrued liabilities	$—	$—	$0.9
Interest rate contracts – gains	Other assets	11.0	11.6	—	Other liabilities	—	—	—
Interest rate contracts – losses	Other assets	(1.1)	—	—	Other liabilities	—	1.0	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	2.4	1.5	—
		$9.9	$11.6	$2.8		$2.4	$2.5	$0.9

Total derivatives(1)		$11.7	$13.8	$20.6		$16.2	$23.9	$7.0

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2012	2011
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$4.2	$0.7

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(2.7)	$5.8
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.9	$1.6

Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$(2.9)	(0.2)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of March 31, 2012 and December 31, 2011, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was $0.3 million and $3.9 million, respectively.  As of March 31, 2011, the amount recognized in other current assets for cash collateral provided by counterparties to us was $1.1 million.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Assets and liabilities recorded at fair value in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 “Fair Value Measurements and Disclosures” (ASC 820) are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, and are as follows:

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the financial assets and liabilities measured at fair value in the condensed balance sheets:
	Fair Value Measurements
Balance at March 31, 2012	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$11.7	$—	$11.7
Liabilities
Interest rate swaps	$—	$12.0	$—	$12.0
Commodity forward contracts	0.2	4.0	—	4.2
Earn out	—	—	33.1	33.1

Balance at December 31, 2011
Assets
Interest rate swaps	$—	$13.8	$—	$13.8
Liabilities
Interest rate swaps	$—	$13.7	$—	$13.7
Commodity forward contracts	2.5	7.7	—	10.2
Earn out	—	—	49.0	49.0

Balance at March 31, 2011
Assets
Interest rate swaps	$—	$6.8	$—	$6.8
Commodity forward contracts	5.9	7.9	—	13.8
Liabilities
Interest rate swaps	$—	$7.0	$—	$7.0
Earn out	—	—	42.5	42.5

For the three months ended March 31, 2012, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our financial instruments measured at fair value using Level 3 inputs:

	March 31,
	2012	2011
	($ in millions)
Balance at beginning of year	$(49.0)	$—
Purchases, sales and settlements	18.5	(42.3)
Unrealized losses included in other (expense) income	(2.6)	(0.2)
Balance at end of period	$(33.1)	$(42.5)

Interest Rate Swaps

The fair value of the interest rate swaps was included in other current assets, other assets, current installments of long-term debt, accrued liabilities, long-term debt and other liabilities as of March 31, 2012, December 31, 2011 and March 31, 2011.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of March 31, 2012, December 31, 2011 and March 31, 2011, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

We had no fair value of foreign currency contracts as of March 31, 2012, December 31, 2011 and March 31, 2011.  The gains and losses of foreign currency contracts were included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).

Financial Instruments

    The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments.  The fair value of our long-term debt was determined based on current market rates for debt of similar risk and maturities.  The following table summarizes the fair value measurements of debt and the actual debt recorded on our condensed balance sheets:

	Fair Value Measurements
	Level 2	Level 3	Total	Amount recorded on balance sheets
	($ in millions)
Balance at March 31, 2012	$403.6	$161.0	$564.6	$535.6
Balance at December 31, 2011	391.4	160.9	552.3	536.4
Balance at March 31, 2011	481.1	124.7	605.8	581.2

Earn Out

The fair value of the earn out associated with the SunBelt acquisition was estimated using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observed in the market.  Key assumptions in determining the fair value of the earn out include the discount rate and cash flow projections for the years ended December 31, 2012 and 2013.

    For the three months ended March 31, 2012, we paid $18.5 million for the earn out related to the 2011 SunBelt performance.  The 2011 earn out payment included $15.3 million that was recognized as part of the original purchase price.  The $15.3 million is included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of March 31, 2012 and 2011.  At February 28, 2011, $180.6 million of assets were measured at fair value on a nonrecurring basis.  We recognized a gain of $181.4 million for the three months ended March 31, 2011 on our previously held investment in SunBelt, which had been accounted for under the equity method of accounting prior to the acquisition.  We remeasured our equity interest in SunBelt of $(0.8) million based on our purchase of PolyOne’s 50% interest in SunBelt.  We used Level 1 inputs for the cash payments and Level 3 inputs for the estimated earn out.

SUBSEQUENT EVENT

    On April 27, 2012, we entered into a new five-year senior revolving credit facility of $265 million, which replaced the $240 million senior revolving credit facility and a $25 million letter of credit facility.  The new credit facility will expire in April 2017.  Borrowing options and restrictive covenants are similar to those of our previous $240 million senior revolving credit facility.  The $265 million senior revolving credit facility includes a $110 million letter of credit subfacility and a $50 million Canadian subfacility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

    Chlor Alkali Products’ segment income was $74.4 million for the first quarter of 2012, which increased from the first quarter 2011 segment income of $45.2 million, as a result of improvements in ECU pricing, the ownership of SunBelt for the full quarter and increased contributions from bleach and hydrochloric acid.  Chlor Alkali Products’ first quarter segment income improved sequentially from the fourth quarter of 2011 level of $50.3 million, as volumes improved.  Operating rates in Chlor Alkali Products for the first quarters of 2012 and 2011 were 80%.

First quarter of 2012 ECU netbacks, including SunBelt, of approximately $585 were 11% higher than the first quarter of 2011 ECU netbacks of $525, which included SunBelt for March only.  The first quarter 2012 declined slightly from the fourth quarter 2011 levels of approximately $590, as chlorine prices weakened which more than offset increases in caustic soda prices.  ECU netbacks in the second quarter of 2012 are forecast to be comparable or slightly lower than the first quarter of 2012.  In the first quarter of 2012, a caustic soda price increase was announced totaling $45 per ton and a chlorine price increase was announced totaling $40 per ton.  While the success of these caustic soda and chlorine price increases is not yet known, the benefits of the price increases, if realized, would impact third quarter 2012 results.

Winchester segment income was $10.8 million in the first quarter of 2012 compared to $12.5 million in the first quarter of 2011.  The decrease in segment income reflects the impact of higher commodity metals and other material costs, higher manufacturing costs and transition costs associated with our ongoing relocation of the centerfire operations to Oxford, MS, partially offset by increased volumes and higher selling prices.

Capital spending of $75.9 million for the three months ended March 31, 2012 included $32.5 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, $15.9 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites and $9.8 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  We completed the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012.

On April 27, 2012, we entered into a new five-year senior revolving credit facility of $265 million, which replaced the $240 million senior revolving credit facility and a $25 million letter of credit facility.  The new credit facility will expire in April 2017.  Borrowing options and restrictive covenants are similar to those of our previous $240 million senior revolving credit facility.  The $265 million senior revolving credit facility includes a $110 million letter of credit subfacility and a $50 million Canadian subfacility.

Consolidated Results of Operations
	Three Months Ended March 31,
	2012	2011
	($ in millions, except per share data)
Sales	$507.2	$436.0
Cost of goods sold	392.9	359.2
Gross margin	114.3	76.8
Selling and administration	43.7	39.5
Restructuring charges	1.9	0.1
Other operating income	0.5	1.4
Operating income	69.2	38.6
Earnings of non-consolidated affiliates	0.2	7.0
Interest expense	6.5	7.2
Interest income	0.2	0.2
Other (expense) income	(2.6)	181.2
Income before taxes	60.5	219.8
Income tax provision	21.8	86.1
Net income	$38.7	$133.7
Net income per common share:
Basic	$0.48	$1.68
Diluted	$0.48	$1.66

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Sales for the three months ended March 31, 2012 were $507.2 million compared to $436.0 million last year, an increase of $71.2 million, or 16%.  Chlor Alkali Products’ sales increased $60.3 million, or 20%, primarily due to higher ECU prices and the ownership of SunBelt for the full quarter.  Our ECU netbacks, including SunBelt, increased 11% compared to the same period in the prior year.  Winchester sales increased by $10.9 million, or 8%, from the three months ended March 31, 2011 primarily due to increased shipments to domestic commercial customers.

Gross margin increased $37.5 million, or 49%, compared to the three months ended March 31, 2011, primarily as a result of increased ECU netbacks, the ownership of SunBelt for the full quarter and increased gross margin from bleach and hydrochloric acid, partially offset by reduced Winchester gross margin resulting from higher commodity and other material costs.  Gross margin as a percentage of sales increased to 23% in 2012 from 18% in 2011.

Selling and administration expenses for the three months ended March 31, 2012 increased $4.2 million, or 11%, from the three months ended March 31, 2011 primarily due to increased salary and benefit costs of $2.0 million, a higher level of legal and legal-related settlement expenses of $1.6 million, and the inclusion of a full quarter of SunBelt’s selling and administration expenses of $1.6 million.  These increases were partially offset by reduced acquisition costs of $0.8 million related to SunBelt.  Selling and administration expenses as a percentage of sales were 9% in 2012 and 2011.

Restructuring charges for the three months ended March 31, 2012 and 2011 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Other operating income for the three months ended March 31, 2012 decreased by $0.9 million from the same period in 2011.  Other operating income for the three months ended March 31, 2011 included $1.0 million of gains on the disposition of property, plant and equipment associated with the Charleston, TN conversion project.

The earnings of non-consolidated affiliates were $0.2 million for the three months ended March 31, 2012, a decrease of $6.8 million from the three months ended March 31, 2011.  On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

Interest expense decreased by $0.7 million in 2012, primarily due to an increase of $0.9 million in capitalized interest, primarily associated with the conversion of our Charleston, TN facility from mercury cell technology to membrane technology.

Other (expense) income for the three months ended March 31, 2012 and 2011 included $2.6 million and $0.2 million, respectively, of expense for our earn out liability from the SunBelt acquisition.  Other (expense) income for the three months ended March 31, 2011 also included a gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.

The effective tax rate for the three months ended March 31, 2012 of 36.0% was higher than the 35% U.S. federal statutory rate, which includes the effect of state income taxes which are offset by favorable permanent tax deduction items and the utilization of certain state tax credits.  The effective tax rate for the three months ended March 31, 2011 included a $3.4 million reduction in expense associated with the remeasurement of deferred taxes due to an increase in state effective tax rates and a $76.0 million increase in expense associated with the remeasurement of our SunBelt investment.  After giving consideration to these two items of $72.6 million, and the SunBelt pretax gain of $181.4 million, for the three months ended March 31, 2011, the effective tax rate of 35.2% was slightly higher than the 35% U.S. federal statutory rate, which includes the effect of state income taxes which are offset by favorable permanent tax deduction items and the utilization of certain state tax credits.

Segment Results

We define segment results as income before interest expense, interest income, other operating income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended March 31,
	2012	2011
Sales:	($ in millions)
Chlor Alkali Products	$359.7	$299.4
Winchester	147.5	136.6
Total sales	$507.2	$436.0
Income before taxes:
Chlor Alkali Products(1)	$74.4	$45.2
Winchester	10.8	12.5
Corporate/other:
Pension income(2)	6.3	6.7
Environmental expense(3)	(2.8)	(1.5)
Other corporate and unallocated costs	(17.9)	(18.6)
Restructuring charges(4)	(1.9)	(0.1)
Other operating income	0.5	1.4
Interest expense(5)	(6.5)	(7.2)
Interest income	0.2	0.2
Other (expense) income(6)	(2.6)	181.2
Income before taxes	$60.5	$219.8

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $0.2 million and $7.0 million for the three months ended March 31, 2012 and 2011, respectively.  On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

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

(3)
Environmental expense for the three months ended March 31, 2012 and 2011 included $0.1 million and $0.5 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense is included in cost of goods sold in the condensed statements of income.

(4)
Restructuring charges for the three months ended March 31, 2012 and 2011 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)	Interest expense was reduced by capitalized interest of $1.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

(6)
Other (expense) income for the three months ended March 31, 2012 and 2011 included $2.6 million and $0.2 million, respectively, of expense for our earn out liability from the SunBelt acquisition.  Other (expense) income for the three months ended March 31, 2011 also included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.  The income tax provision for the three months ended March 31, 2011 included a $76.0 million discrete deferred tax expense as a result of the remeasurement of the SunBelt investment.

Chlor Alkali Products

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Chlor Alkali Products’ sales for the three months ended March 31, 2012 were $359.7 million compared to $299.4 million for the three months ended March 31, 2011, an increase of $60.3 million, or 20%.  The sales increase was primarily due to higher ECU pricing, which increased 11% from the three months ended March 31, 2011, and increased SunBelt sales of $33.1 million for the additional two months of our ownership.  Bleach volumes increased 8% for the three months ended March 31, 2012 compared to the same period last year, while hydrochloric acid volumes increased 10% compared to the three months ended March 31, 2011.  Our ECU netback, including SunBelt, was approximately $585 for the three months ended March 31, 2012 compared to approximately $525 for the three months ended March 31, 2011, which included SunBelt for March only.  Freight costs included in the ECU netback increased 4% for the three months ended March 31, 2012, compared to the same period last year, primarily due to higher railroad freight rates.  Our operating rate for the three months ended March 31, 2012 and 2011 was 80%.

Chlor Alkali Products posted segment income of $74.4 million for the three months ended March 31, 2012, compared to $45.2 million for the same period in 2011, an increase of $29.2 million.  Chlor Alkali Products segment income was higher primarily due to higher ECU netbacks ($26.3 million), increased volumes ($0.7 million), and higher SunBelt earnings for the additional two months of our ownership ($8.3 million), primarily related to higher ECU netbacks and $7.5 million of additional income on the remaining 50% interest we acquired.  These increases were partially offset by increased operating costs ($6.1 million).

Winchester

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Winchester sales were $147.5 million for the three months ended March 31, 2012 compared to $136.6 million for the three months ended March 31, 2011, an increase of $10.9 million, or 8%.  Sales of ammunition to domestic commercial customers were higher by $10.3 million and shipments to international and military customers increased $1.7 million and $1.4 million, respectively.  These increases were partially offset by lower shipments to law enforcement agencies of $3.2 million compared to the three months ended March 31, 2011.

Winchester reported segment income of $10.8 million for the three months ended March 31, 2012 compared to $12.5 million for the three months ended March 31, 2011, a decrease of $1.7 million, or 14%.  The decrease was primarily due to the impact of increased commodity and other material costs, higher operating costs and transition costs associated with our ongoing relocation of the centerfire operations to Oxford, MS ($7.2 million), partially offset by increased volumes and higher selling prices ($5.5 million).

Corporate/Other

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

For the three months ended March 31, 2012, pension income included in corporate/other was $6.3 million compared to $6.7 million for the three months ended March 31, 2011.  On a total company basis, defined benefit pension income for the three months ended March 31, 2012 was $4.9 million compared to $5.6 million for the three months ended March 31, 2011.

For the three months ended March 31, 2012, charges to income for environmental investigatory and remedial activities were $2.8 million compared to $1.5 million for the three months ended March 31, 2011, which included $0.1 million and $0.5 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $2.9 million for the three months ended March 31, 2012 compared to $2.0 million for the three months ended March 31, 2011.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2012, other corporate and unallocated costs were $17.9 million compared to $18.6 million for the three months ended March 31, 2011, a decrease of $0.7 million, or 4%.  The decrease was primarily due to decreased management incentive compensation expense of $1.0 million, which includes mark-to-market adjustments on stock-based compensation and lower acquisition costs of $0.8 million related to SunBelt, partially offset by higher salary and benefit costs of $0.9 million.

Outlook

Net income in the second quarter of 2012 is projected to be in the $0.50 to $0.55 per diluted share range compared with $0.52 per diluted share in the second quarter of 2011.  Second quarter 2011 earnings included $9.0 million of pretax recoveries from third parties of environmental costs incurred and expensed in prior periods.

    In Chlor Alkali Products, the second quarter of 2012 segment earnings are expected to increase compared to both the first quarter of 2012 earnings of $74.4 million and the second quarter of 2011 earnings of $72.8 million.  The expected improved segment earnings compared to the second quarter of 2011 anticipates higher selling prices.  The expected improved earnings compared to the first quarter of 2012 forecasts seasonally stronger chlorine and bleach demand.  The Chlor Alkali Products’ operating rate in the second quarter of 2012 is forecast to be in the mid 80% range, which is an improvement from the first quarter of 2012 level of 80% and comparable to the second quarter of 2011 level of 85%.  During the second quarter, the seasonal increase in bleach should contribute approximately 2% to our operating rate.

First quarter of 2012 ECU netbacks, including SunBelt, of approximately $585, were 11% higher than the first quarter of 2011 ECU netbacks of $525, which included SunBelt for March only.  The first quarter of 2012 declined slightly from the fourth quarter 2011 levels of approximately $590, as chlorine prices weakened which more than offset increases in caustic soda prices.  ECU netbacks in the second quarter of 2012 are forecast to be comparable or slightly lower than the first quarter of 2012.  While the success of the first quarter 2012 announcements of a $45 per ton caustic soda price increase and $40 per ton chlorine price increase are not yet known, the majority of the benefits of these price increases, if realized, would impact our system in the third quarter of 2012.

Bleach volumes in the first quarter of 2012 increased approximately 8% compared to first quarter 2011 levels.  We have now experienced seventeen consecutive quarters, on a year-over-year basis, of volume growth in bleach shipments.  The start-up of our first low salt, high strength bleach plant in McIntosh, AL in the first quarter of 2012 increased our bleach capacity by 15%.  We expect to complete construction of two additional low salt, high strength bleach plants at our Henderson, NV and Niagara Falls, NY chlor alkali facilities by the end of 2012.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.

Winchester second quarter 2012 segment income is expected to be comparable to the second quarter 2011 level of $11.8 million.  Higher commodity costs and transition costs associated with our ongoing relocation of the centerfire operations to Oxford, MS are expected to offset higher selling prices, compared to the second quarter of 2011.

We anticipate that full year 2012 charges for environmental investigatory and remedial activities will be comparable to the 2011 level, prior to any recoveries, of $19.3 million.  We do not believe that there will be any additional recoveries of environmental costs incurred and expensed in prior periods in 2012.

We expect defined benefit pension plan income in 2012 to be similar to the 2011 level.  Based on the December 31, 2011 funding status, we will not be required to make any cash contributions to our domestic defined benefit pension plan in 2012 and we believe the earliest we may be required to make any cash contributions to that plan is 2014.  We do have a small Canadian defined benefit pension plan to which we anticipate cash contributions of less than $5 million in 2012.

During the second quarter of 2012, we are anticipating pretax restructuring charges of approximately $2.5 million primarily associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012.  We are expecting total pretax restructuring charges for 2012 related to these projects to be approximately $10 million.  We expect to incur additional restructuring charges through 2016 totaling approximately $15 million related to our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  We also expect to incur additional restructuring charges through 2013 totaling approximately $8 million related to exiting the use of mercury cell technology in the chlor alkali manufacturing process.

We believe the full year 2012 effective tax rate will be in the 36% to 37% range.

For the full year 2012, we expect capital spending to be in the $215 million to $245 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, the low salt, high strength bleach plants at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali facilities, the reconfiguration of our Augusta, GA facility to manufacture bleach and distribute caustic soda, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  We anticipate the start-up of the converted Charleston, TN chlor alkali facility in the second half of 2012.  We completed the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012 and expect the two remaining low salt, high strength bleach facilities to be completed by the end of 2012.  We expect 2012 depreciation expense to be in the $105 million to $110 million range.

In the second quarter of 2012, we plan to redeem $7.7 million of industrial revenue bonds with maturities in 2017.  We will pay an early redemption premium of approximately $0.2 million, which will be offset by the recognition of a $0.2 million gain on interest rate swaps applicable to these bonds.

Environmental Matters

Environmental provisions charged (credited) to income, which are included in costs of goods sold, were as follows:

	Three Months Ended March 31,
	2012	2011
	($ in millions)
Charges to income	$2.9	$2.0
Recoveries from third parties of costs incurred and expensed in prior periods	(0.1)	(0.5)
Total environmental expense	$2.8	$1.5

Our liabilities for future environmental expenditures were as follows:
	March 31,
	2012	2011
	($ in millions)
Balance at beginning of year	$163.3	$167.6
Charges to income	2.9	2.0
Remedial and investigatory spending	(3.5)	(3.8)
Currency translation adjustments	0.4	0.3
Balance at end of period	$163.1	$166.1

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2012 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $30 million.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $3.1 million at March 31, 2012.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2011 and are expected to be material to operating results in 2012 and future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $163.1 million at March 31, 2012, $163.3 million at December 31, 2011 and $166.1 million at March 31, 2011, of which $132.1 million, $132.3 million and $138.1 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between approximately $50 million to $70 million over the next several years, $20 million to $40 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our condensed balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of March 31, 2012, December 31, 2011 and March 31, 2011, our condensed balance sheets included liabilities for these legal actions of $16.8 million, $16.4 million and $16.2 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position or results of operations in the near term.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data
	Three Months Ended March 31,
	2012	2011
Provided By (Used For)	($ in millions)
Gain on remeasurement of investment in SunBelt	$—	$(181.4)
Net operating activities	4.4	(20.2)
Capital expenditures	(75.9)	(25.6)
Business acquired in purchase transaction, net of cash acquired	—	(123.4)
Restricted cash activity	17.6	2.9
Net investing activities	(56.8)	(142.4)
Earn out payment – SunBelt	(15.3)	—
Net financing activities	(31.8)	(15.6)

Operating Activities

For the three months ended March 31, 2012, cash provided by operating activities increased by $24.6 million from the three months ended March 31, 2011, primarily due to higher earnings, partially offset by a larger increase in working capital.  For the three months ended March 31, 2012, working capital increased $71.1 million compared to an increase of $64.4 million in 2011.  Receivables increased from December 31, 2011 by $42.8 million as a result of higher sales in the first quarter of 2012 compared with fourth quarter of 2011.  Inventories also increased from December 31, 2011 by $9.4 million, primarily due to a typical seasonal increase in Winchester.  Accounts payable and accrued liabilities decreased from December 31, 2011 by $16.2 million.  The 2012 cash from operations was also impacted by a $5.8 million increase in cash tax payments.

Investing Activities

Capital spending of $75.9 million for the three months ended March 31, 2012 was $50.3 million higher than the corresponding period in 2011.  Capital spending for the three months ended March 31, 2012 included $32.5 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, $15.9 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites and $9.8 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

For the total year 2012, we expect our capital spending to be in the $215 million to $245 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, the low salt, high strength bleach facilities, the reconfiguration of our Augusta, GA facility to manufacture bleach and distribute caustic soda, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  We anticipate the start-up of the converted Charleston, TN chlor alkali facility to be in the second half of 2012.  We completed the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012.  The two remaining low salt, high strength bleach facilities are expected to be completed by the end of 2012.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.  We expect depreciation to be in the $105 million to $110 million range for 2012.

For the three months ended March 31, 2012 and 2011, we utilized $17.6 million and $2.9 million, respectively, of restricted cash that was required to be used to fund capital projects in Alabama, Mississippi and Tennessee.

For the three months ended March 31, 2012, we entered into a sale/leaseback transaction for barges that we acquired in 2012.  We received proceeds from the sale of $1.0 million.

On February 28, 2011, we acquired the remaining 50% interest in SunBelt and paid cash of $123.4 million, net of $8.9 million of cash acquired.

Financing Activities

For the three months ended March 31, 2012, we paid $18.5 million for the earn out related to the 2011 SunBelt performance.  The 2011 earn out payment included $15.3 million that was recognized as part of the original purchase price.  The $15.3 million is included as a financing activity in the statement of cash flows.

We issued less than 0.1 million shares representing stock options exercised for the three months ended March 31, 2012 and 2011, with a total value of $0.3 million for both periods.

For the three months ended March 31, 2012, we purchased and retired 0.1 million shares with a total value of $1.2 million under the share repurchase program approved by our board of directors on July 21, 2011.

The percent of total debt to total capitalization decreased to 34.5% at March 31, 2012 from 35.2% at December 31, 2011.  The decrease was due to higher shareholders’ equity primarily resulting from the net income for the three months ended March 31, 2012.

In the first quarter of 2012 and 2011, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the three months ended March 31, 2012 and 2011 were $16.0 million and $15.9 million, respectively.  On April 26, 2012, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 11, 2012 to shareholders of record on May 10, 2012.

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

    For the three months ended March 31, 2012, cash provided by operating activities increased by $24.6 million from the three months ended March 31, 2011, primarily due to higher earnings, partially offset by a larger increase in working capital.  For the three months ended March 31, 2012, working capital increased $71.1 million compared to an increase of $64.4 million in 2011.  Receivables increased from December 31, 2011 by $42.8 million as a result of higher sales in the first quarter of 2012 compared with fourth quarter of 2011.  Inventories also increased from December 31, 2011 by $9.4 million, primarily due to a typical seasonal increase in Winchester.  Accounts payable and accrued liabilities decreased from December 31, 2011 by $16.2 million.  The 2012 cash from operations was also impacted by a $5.8 million increase in cash tax payments.

Capital spending of $75.9 million for the three months ended March 31, 2012 was $50.3 million higher than the corresponding period in 2011.  Capital spending for the three months ended March 31, 2012 included $32.5 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, $15.9 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites and $9.8 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

For the total year 2012, we expect our capital spending to be in the $215 million to $245 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, the low salt, high strength bleach facilities, the reconfiguration of our Augusta, GA facility to manufacture bleach and distribute caustic soda, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  We anticipate the start-up of the converted Charleston, TN chlor alkali facility to be in the second half of 2012.  We completed the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012.  The two remaining low salt, high strength bleach facilities are expected to be completed by the end of 2012.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.  We expect depreciation to be in the $105 million to $110 million range for 2012.

The overall use of cash of $84.2 million for the three months ended March 31, 2012, primarily reflects the normal seasonal growth in working capital and capital spending for the conversion of our Charleston, TN facility, our low salt, high strength bleach facilities, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  Based on the seasonality of our working capital, our March 31, 2012 unrestricted cash balance of $220.6 million, the restricted cash balance of $34.1 million and the availability of $231.5 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

On July 21, 2011, our board of directors authorized a share repurchase program for up to 5 million shares of common stock that will terminate in three years for any remaining shares not yet repurchased.  For the three months ended March 31, 2012, 0.1 million shares were purchased and retired under this program at a cost of $1.2 million. As of March 31, 2012, we had purchased a total of 0.3 million shares under this program and 4.7 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions.

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

In December 2010, we completed a financing of American Recovery and Reinvestment Act of 2009 (Recovery Zone) tax-exempt bonds totaling $41.0 million due 2035.  The bonds were issued by the Industrial Development Board of the County of Bradley and the City of Cleveland, TN (TN Authority) pursuant to a trust indenture between the TN Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank), as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 27, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the TN Authority to us under a loan agreement, whereby we are obligated to make loan payments to the TN Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $41.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our Charleston, TN facility mercury cell conversion.  As of March 31, 2012, $19.9 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Charleston, TN facility mercury cell conversion.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our ongoing relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of March 31, 2012, $14.1 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70 million due 2024.  The bonds include $50 million issued pursuant to the Gulf Opportunity Go Zone Act of 2005 (Go Zone) and $20 million issued pursuant to the Recovery Zone Act.  The bonds were issued by the Industrial Development Authority of Washington County, AL (AL Authority) pursuant to a trust indenture between the AL Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit agreement.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We had the option to borrow up to the entire $70 million in a series of draw downs through December 31, 2011.  We drew $36.0 million of the bonds in 2011 and $34.0 million in 2010.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.  As of March 31, 2012, $0.1 million of the drawn proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the capital project spending at our McIntosh, AL facility.

At March 31, 2012, we had $231.5 million available under our $240 million senior revolving credit facility, because we had issued $8.5 million of letters of credit under a $110 million subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2012 and 2011, and December 31, 2011, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of March 31, 2012, there were no covenants or other restrictions that limited our ability to borrow.

At March 31, 2012, we had total letters of credit of $35.7 million outstanding, of which $8.5 million were issued under our $240 million senior revolving credit facility.  In addition to our senior revolving credit facility, we have two letter of credit facilities totaling $28 million.  The letters of credit were used to support certain long-term debt and certain workers compensation insurance policies.

On April 27, 2012, we entered into a new five-year senior revolving credit facility of $265 million, which replaced the $240 million senior revolving credit facility and a $25 million letter of credit facility.  The new credit facility will expire in April 2017.  Borrowing options and restrictive covenants are similar to those of our previous $240 million senior revolving credit facility.  The $265 million senior revolving credit facility includes a $110 million letter of credit subfacility and a $50 million Canadian dollar subfacility.

Our current debt structure is used to fund our business operations.  As of March 31, 2012, we had long-term borrowings, including current installments, of $535.6 million, of which $155.9 million was issued at variable rates.  We have entered into interest rate swaps on $73.1 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Wells Fargo.  We have designated the swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings.  Accordingly, the swap agreements have been recorded at their fair market value of $1.8 million and are included in other assets on the accompanying condensed balance sheet, with a corresponding increase in the carrying amount of the related debt.  No gain or loss has been recorded as the contracts met the criteria to qualify for hedge accounting treatment with no ineffectiveness.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

The $73.1 million of interest rate swaps outstanding at March 31, 2012 were entered into in May 2011 on the SunBelt Notes.  In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial revenue bonds due in 2017.  The result was a gain of $0.2 million, which will be recognized through 2017.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2012, $10.0 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At March 31, 2012, December 31, 2011 and March 31, 2011, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08), which amends ASC 350 “Intangibles – Goodwill and Other.”  This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  We adopted the provisions of ASU 2011-08 on January 1, 2012.  This update did not have a material effect on our consolidated financial statements.

During 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05) and ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12).  These updates require entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  We adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012.  These updates required modification of our consolidated financial statements presentation.  This update did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs”, (ASU 2011-04), which amends ASC 820.  This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  This update became effective for us on January 1, 2012.  This update did not have a material effect on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester segment, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of March 31, 2012, we maintained open positions on futures contracts totaling $94.8 million ($105.6 million at December 31, 2011 and $79.7 million at March 31, 2011).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2012, we would experience a $9.5 million ($10.6 million at December 31, 2011 and $8.0 million at March 31, 2011) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of March 31, 2012, December 31, 2011 and March 31, 2011, we had long-term borrowings of $535.6 million, $536.4 million and $581.2 million, respectively, of which $155.9 million at March 31, 2012 and December 31, 2011 and $119.9 million at March 31, 2011 were issued at variable rates.  We have entered into $73.1 million of interest rate swaps, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Wells Fargo.  In all cases, the underlying index for the variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The $73.1 million of interest rate swaps outstanding at March 31, 2011 were entered into in May 2011 on the SunBelt Notes.  In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial revenue bonds due in 2017.  The result was a gain of $0.2 million, which will be recognized through 2017.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2012, $10.0 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	March 31, 2012
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.75-4.75%	(a)
6.75%, due 2016	$60.0	March 2010	3.75-4.75%	(a)
7.23%, SunBelt Notes	$73.1	May 2011	5.5-6.5%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.75-4.75%	(a)
6.75%, due 2016	$60.0	October 2011	3.75-4.75%	(a)

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

These interest rate swaps reduced interest expense by $0.9 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011, include, but are not limited to the following:

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	changes in legislation or government regulations or policies;

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	the failure or an interruption of our information technology systems;

•	higher-than-expected raw material and energy, transportation and/or logistics costs;

•	weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior revolving credit facility and certain tax-exempt bonds;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan; and

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service.

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

Not Applicable.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)      Not applicable.

(b)      Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2012	—	—	—
February 1-29, 2012	—	—	—
March 1-31, 2012	55,754	21.67	55,754
Total				4,705,729	(1)

(1)
On July 21, 2011, we announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock that will terminate on July 21, 2014.  Through March 31, 2012, 294,271 shares had been repurchased, and 4,705,729 shares remained available for purchase under that program.

Item 3.  Defaults Upon Senior Securities.

    Not Applicable.

Item 4.  Mine Safety Disclosures.

    Not Applicable.

Item 5.  Other Information.

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

Date: April 30, 2012

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