Form 10-Q
period 2012-06-30
OLIN CORP
filed 2012-07-24
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

As of June 30, 2012, 80,008,221 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	June 30, 2012	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$198.6	$304.8	$276.5
Receivables, net	279.4	237.1	306.4
Income tax receivable	6.3	0.7	4.1
Inventories	197.6	176.6	182.0
Current deferred income taxes	56.0	50.9	47.6
Other current assets	11.4	10.2	25.7
Total current assets	749.3	780.3	842.3
Property, plant and equipment (less accumulated depreciation of $1,192.1, $1,144.0 and $1,098.2)	961.4	885.4	780.6
Prepaid pension costs	40.5	19.2	36.9
Restricted cash	25.4	51.7	97.8
Other assets	81.9	85.6	79.5
Goodwill	627.4	627.4	627.4
Total assets	$2,485.9	$2,449.6	$2,464.5
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$23.6	$12.2	$88.5
Accounts payable	130.0	149.7	142.9
Accrued liabilities	234.8	237.2	222.8
Total current liabilities	388.4	399.1	454.2
Long-term debt	503.9	524.2	494.3
Accrued pension liability	57.6	59.1	57.2
Deferred income taxes	128.7	99.6	113.3
Other liabilities	359.6	381.8	357.7
Total liabilities	1,438.2	1,463.8	1,476.7
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 80.0, 80.1 and 80.2 shares	80.0	80.1	80.2
Additional paid-in capital	851.4	852.0	853.2
Accumulated other comprehensive loss	(285.9)	(294.2)	(259.6)
Retained earnings	402.2	347.9	314.0
Total shareholders’ equity	1,047.7	985.8	987.8
Total liabilities and shareholders’ equity	$2,485.9	$2,449.6	$2,464.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$508.7	$529.1	$1,015.9	$965.1
Operating expenses:
Cost of goods sold	391.4	413.7	784.3	772.9
Selling and administration	45.1	42.5	88.8	82.0
Restructuring charges	1.8	2.4	3.7	2.5
Other operating (expense) income	(0.1)	0.2	0.4	1.6
Operating income	70.3	70.7	139.5	109.3
Earnings of non-consolidated affiliates	0.6	0.7	0.8	7.7
Interest expense	5.8	7.4	12.3	14.6
Interest income	0.3	0.3	0.5	0.5
Other (expense) income	(2.1)	(0.6)	(4.7)	180.6
Income before taxes	63.3	63.7	123.8	283.5
Income tax provision	15.7	21.6	37.5	107.7
Net income	$47.6	$42.1	$86.3	$175.8
Net income per common share:
Basic	$0.59	$0.53	$1.08	$2.20
Diluted	$0.59	$0.52	$1.07	$2.18
Dividends per common share	$0.20	$0.20	$0.40	$0.40
Average common shares outstanding:
Basic	80.1	80.0	80.1	79.8
Diluted	80.7	81.1	80.8	80.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$47.6	$42.1	$86.3	$175.8
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(0.8)	1.0	(0.5)	2.3
Unrealized (losses) gains on derivative contracts	(3.0)	(3.1)	1.3	(6.2)
Amortization of prior service costs and actuarial losses	4.3	3.3	7.5	6.1
Total other comprehensive income, net of tax	0.5	1.2	8.3	2.2
Comprehensive income	$48.1	$43.3	$94.6	$178.0

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2011	79.6	$79.6	$842.3	$(261.8)	$170.2	$830.3
Net income	—	—	—	—	175.8	175.8
Other comprehensive income	—	—	—	2.2	—	2.2
Dividends paid:
Common stock ($0.40 per share)	—	—	—	—	(32.0)	(32.0)
Common stock issued for:
Stock options exercised	0.5	0.5	8.8	—	—	9.3
Other transactions	0.1	0.1	1.6	—	—	1.7
Stock-based compensation	—	—	0.5	—	—	0.5
Balance at June 30, 2011	80.2	$80.2	$853.2	$(259.6)	$314.0	$987.8
Balance at January 1, 2012	80.1	$80.1	$852.0	$(294.2)	$347.9	$985.8
Net income	—	—	—	—	86.3	86.3
Other comprehensive income	—	—	—	8.3	—	8.3
Dividends paid:
Common stock ($0.40 per share)	—	—	—	—	(32.0)	(32.0)
Common stock repurchased and retired	(0.2)	(0.2)	(2.9)	—	—	(3.1)
Common stock issued for:
Stock options exercised	—	—	0.5	—	—	0.5
Other transactions	0.1	0.1	0.9	—	—	1.0
Stock-based compensation	—	—	0.9	—	—	0.9
Balance at June 30, 2012	80.0	$80.0	$851.4	$(285.9)	$402.2	$1,047.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$86.3	$175.8
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Gain on remeasurement of investment in SunBelt	—	(181.4)
Earnings of non-consolidated affiliates	(0.8)	(7.7)
Losses (gains) on disposition of property, plant and equipment	0.1	(0.8)
Stock-based compensation	2.5	2.9
Depreciation and amortization	52.1	48.6
Deferred income taxes	18.6	88.7
Qualified pension plan contributions	(0.4)	(0.5)
Qualified pension plan income	(12.5)	(12.7)
Change in:
Receivables	(42.3)	(95.5)
Income taxes receivable	(5.6)	1.6
Inventories	(21.0)	(22.4)
Other current assets	(1.2)	(5.0)
Accounts payable and accrued liabilities	(7.2)	25.3
Other assets	4.3	(0.8)
Other noncurrent liabilities	(4.3)	3.6
Other operating activities	(0.2)	(2.2)
Net operating activities	68.4	17.5
Investing Activities
Capital expenditures	(145.8)	(63.4)
Business acquired in purchase transaction, net of cash acquired	—	(123.4)
Proceeds from sale/leaseback of equipment	3.5	—
Proceeds from disposition of property, plant and equipment	0.9	2.2
Distributions from affiliated companies, net	—	1.2
Restricted cash activity	26.3	4.2
Other investing activities	(0.5)	2.3
Net investing activities	(115.6)	(176.9)
Financing Activities
Long-term debt repayments	(7.7)	—
Earn out payment – SunBelt	(15.3)	—
Common stock repurchased and retired	(3.1)	—
Stock options exercised	0.5	7.3
Excess tax benefits from stock-based compensation	0.4	2.0
Dividends paid	(32.0)	(32.0)
Deferred debt issuance costs	(1.8)	—
Net financing activities	(59.0)	(22.7)
Net decrease in cash and cash equivalents	(106.2)	(182.1)
Cash and cash equivalents, beginning of period	304.8	458.6
Cash and cash equivalents, end of period	$198.6	$276.5
Cash paid for interest and income taxes:
Interest	$11.0	$12.2
Income taxes, net of refunds	$20.7	$15.3
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$14.2	$(3.5)

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

ACQUISITION

On February 28, 2011, we acquired PolyOne’s 50% interest in SunBelt for $132.3 million in cash plus the assumption of a PolyOne guarantee related to the SunBelt Notes.  With this acquisition, we own 100% of SunBelt.  The SunBelt chlor alkali plant, which is located within our McIntosh, AL facility, has approximately 350,000 tons of membrane technology capacity.  We also agreed to a three year earn out, which has no guaranteed minimum or maximum, based on the performance of SunBelt.  In addition, during the second quarter of 2011, we remitted to PolyOne $6.0 million, which represented 50% of distributable cash generated by SunBelt from January 1, 2011 through February 28, 2011.

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

Six Months Ended
June 30, 2011
($ in millions, except per share data)
Sales	$991.4
Net income	74.5
Net income per common share:
Basic	$0.93
Diluted	$0.92

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

•	Additional amortization expense related to the fair value of acquired identifiable intangible assets ($0.1 million for the six months ended June 30, 2011).

•	Reduction of depreciation expense related to the fair value adjustment to property, plant and equipment ($1.0 million for the six months ended June 30, 2011).

•	Reduction in interest expense as a result of increasing the carrying value of acquired debt obligations to its estimated fair value ($0.1 million for the six months ended June 30, 2011).

•	Additional accretion expense for the earn out liability that was recorded as a result of the acquisition ($0.4 million for the six months ended June 30, 2011).

•
Elimination of transaction costs incurred in 2011 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($0.8 million for the six months ended June 30, 2011).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision for the six months ended June 30, 2011 reflects a reduction of $76.0 million related to the elimination of the gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt.  The pro forma tax provision reflects an increase of $2.5 million for the six months ended June 30, 2011, associated with the incremental pretax income and the fair value adjustments for acquired intangible assets, property, plant and equipment and the SunBelt Notes, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

RESTRUCTURING CHARGES

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility will be converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The project has an estimated capital cost of approximately $160 million.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  This action will reduce our chlor alkali manufacturing capacity by 100,000 tons.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limits our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25%.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removes the highest cost production capacity from our system.  We currently expect to complete the conversion and reconfiguration by the end of 2012.  For both the three months ended June 30, 2012 and 2011, we recorded pretax restructuring charges of $0.2 million for employee severance and related benefit costs and facility exit costs.  For the six months ended June 30, 2012 and 2011, we recorded pretax restructuring charges of $0.5 million and $0.3 million, respectively, for employee severance and related benefit costs and facility exit costs.  We expect to incur additional restructuring charges through 2013 of approximately $8 million related to the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  Consistent with this decision we have initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  We currently expect to complete this relocation by the end of 2015.  For the three and six months ended June 30, 2012, we recorded pretax restructuring charges of $1.6 million and $3.2 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs.  For the three and six months ended June 30, 2011, we recorded pretax restructuring charges of $2.2 million, which included a non-cash pension curtailment charge, employee severance and related benefit costs and employee relocation costs. These 2011 restructuring charges related primarily to the ratification of a new five and one half year Winchester, East Alton, IL union labor agreement.  We expect to incur additional restructuring charges through 2016 of approximately $13 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2010 restructuring actions and the remaining balances of accrued restructuring costs as of June 30, 2012:

	Employee severance and job related benefits	Pension and other postretirement benefits curtailment	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2011	$6.0	$—	$1.0	$—	$—	$7.0
Restructuring charges:
First quarter	0.1	—	—	—	—	0.1
Second quarter	0.9	1.1	—	0.3	0.1	2.4
Amounts utilized	(0.1)	(1.1)	(0.2)	(0.3)	(0.1)	(1.8)
Balance at June 30, 2011	$6.9	$—	$0.8	$—	$—	$7.7
Balance at January 1, 2012	$11.3	$—	$0.8	$—	$—	$12.1
Restructuring charges:
First quarter	0.9	—	—	0.8	0.2	1.9
Second quarter	1.0	—	—	0.7	0.1	1.8
Amounts utilized	(1.3)	—	—	(1.5)	(0.3)	(3.1)
Balance at June 30, 2012	$11.9	$—	$0.8	$—	$—	$12.7

The following table summarizes the cumulative restructuring charges of these 2010 restructuring actions by major component through June 30, 2012:

	Chlor Alkali Products	Winchester	Total
	($ in millions)
Write-off of equipment and facility	$17.5	$—	$17.5
Employee severance and job related benefits	5.4	8.9	14.3
Facility exit costs	7.3	0.7	8.0
Pension and other postretirement benefits curtailment	—	4.1	4.1
Employee relocation costs	0.1	3.6	3.7
Lease and other contract termination costs	1.0	—	1.0
Total cumulative restructuring charges	$31.3	$17.3	$48.6

As of June 30, 2012, we have incurred cash expenditures of $7.6 million and non-cash charges of $28.3 million related to these restructuring actions.  The remaining balance of $12.7 million is expected to be paid out in 2012 through 2016.

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

Allowance for doubtful accounts receivable consisted of the following:

	June 30,
	2012	2011
	($ in millions)
Balance at beginning of year	$3.2	$4.8
Provisions charged	1.0	0.2
(Write-offs) recoveries, net	(0.1)	0.6
Balance at end of period	$4.1	$5.6

Provisions charged (credited) to operations were $0.6 million and $(0.2) million for the three months ended June 30, 2012 and 2011, respectively.

INVENTORIES

Inventories consisted of the following:

	June 30, 2012	December 31, 2011	June 30, 2011
	($ in millions)
Supplies	$36.6	$35.0	$33.1
Raw materials	79.2	75.7	68.1
Work in process	35.7	31.9	30.9
Finished goods	120.8	111.7	116.4
	272.3	254.3	248.5
LIFO reserve	(74.7)	(77.7)	(66.5)
Inventories, net	$197.6	$176.6	$182.0

In conjunction with the acquisition of SunBelt, we obtained inventories with a fair value of $4.0 million, as of February 28, 2011.  Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts and maintenance parts.  Elements of costs in inventories included raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2012, reflect certain estimates relating to inventory quantities and costs at December 31, 2012.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $74.7 million, $77.7 million and $66.5 million higher than reported at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Computation of Income per Share	($ and shares in millions, except per share data)
Net income	$47.6	$42.1	$86.3	$175.8
Basic shares	80.1	80.0	80.1	79.8
Basic net income per share	$0.59	$0.53	$1.08	$2.20
Diluted shares:
Basic shares	80.1	80.0	80.1	79.8
Stock-based compensation	0.6	1.1	0.7	0.9
Diluted shares	80.7	81.1	80.8	80.7
Diluted net income per share	$0.59	$0.52	$1.07	$2.18

The computation of dilutive shares from stock-based compensation does not include 1.8 million shares and zero shares for the three months ended June 30, 2012 and 2011, respectively, and 0.8 million shares and 0.9 million shares for the six months ended June 30, 2012, and 2011, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2011 and are expected to be material to operating results in 2012.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $154.0 million, $163.3 million and $168.0 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, of which $123.0 million, $132.3 million and $140.0 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)
Charges to income	$0.3	$7.9	$3.2	$9.9
Recoveries from third parties of costs incurred and expensed in prior periods	—	(9.0)	(0.1)	(9.5)
Total environmental expense (income)	$0.3	$(1.1)	$3.1	$0.4

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of June 30, 2012, December 31, 2011 and June 30, 2011, our condensed balance sheets included liabilities for these legal actions of $19.6 million, $16.4 million and $17.0 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position or results of operations in the near term.

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

SHAREHOLDERS’ EQUITY

On July 21, 2011, our board of directors authorized a share repurchase program of up to 5 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased.  For the six months ended June 30, 2012, 0.2 million shares were purchased and retired under this program at a cost of $3.1 million.  As of June 30, 2012, we had purchased a total of 0.4 million shares under this program and 4.6 million shares remained authorized to be purchased.

We issued less than 0.1 million and 0.5 million shares representing stock options exercised for the six months ended June 30, 2012 and 2011, respectively, with a total value of $0.5 million and $9.3 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2011	$0.4	$11.6	$(273.8)	$(261.8)
Unrealized gains (losses):
First quarter	1.3	0.4	—	1.7
Second quarter	1.0	(0.2)	—	0.8
Reclassification adjustments into income:
First quarter	—	(3.5)	2.8	(0.7)
Second quarter	—	(2.9)	3.3	0.4
Balance at June 30, 2011	$2.7	$5.4	$(267.7)	$(259.6)
Balance at January 1, 2012	$1.8	$(5.3)	$(290.7)	$(294.2)
Unrealized gains (losses):
First quarter	0.3	2.6	—	2.9
Second quarter	(0.8)	(4.1)	—	(4.9)
Reclassification adjustments into income:
First quarter	—	1.7	3.2	4.9
Second quarter	—	1.1	4.3	5.4
Balance at June 30, 2012	$1.3	$(4.0)	$(283.2)	$(285.9)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included deferred tax (benefit) provisions of $(1.7) million and $(2.0) million for the three months ended June 30, 2012 and 2011, respectively, and $0.9 million and $(4.0) million for the six months ended June 30, 2012 and 2011, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included deferred tax provisions of $2.6 million and $2.2 million for the three months ended June 30, 2012 and 2011, respectively, and $4.6 million and $4.0 million for the six months ended June 30, 2012 and 2011, respectively.

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other operating (expense) income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales:	($ in millions)
Chlor Alkali Products	$363.2	$380.3	$722.9	$679.7
Winchester	145.5	148.8	293.0	285.4
Total sales	$508.7	$529.1	$1,015.9	$965.1
Income before taxes:
Chlor Alkali Products	$75.0	$72.8	$149.4	$118.0
Winchester	11.9	11.8	22.7	24.3
Corporate/other:
Pension income	7.0	7.2	13.3	13.9
Environmental (expense) income	(0.3)	1.1	(3.1)	(0.4)
Other corporate and unallocated costs	(20.8)	(19.3)	(38.7)	(37.9)
Restructuring charges	(1.8)	(2.4)	(3.7)	(2.5)
Other operating (expense) income	(0.1)	0.2	0.4	1.6
Interest expense	(5.8)	(7.4)	(12.3)	(14.6)
Interest income	0.3	0.3	0.5	0.5
Other (expense) income	(2.1)	(0.6)	(4.7)	180.6
Income before taxes	$63.3	$63.7	$123.8	$283.5

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)
Stock-based compensation	$1.9	$2.7	$3.8	$4.8
Mark-to-market adjustments	(0.4)	(0.1)	0.5	0.8
Total expense	$1.5	$2.6	$4.3	$5.6

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

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $4.5 million and $3.8 million for the three months ended June 30, 2012 and 2011, respectively, and $8.1 million and $7.4 million for the six months ended June 30, 2012 and 2011, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.6	$1.6	$0.3	$0.3
Interest cost	22.6	23.5	0.8	1.0
Expected return on plans’ assets	(35.6)	(34.9)	—	—
Amortization of prior service cost	0.1	0.1	(0.1)	—
Recognized actuarial loss	5.9	3.6	1.0	0.7
Curtailment	—	1.1	—	—
Net periodic benefit (income) cost	$(5.4)	$(5.0)	$2.0	$2.0

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$3.1	$3.2	$0.7	$0.7
Interest cost	46.1	47.2	1.7	1.9
Expected return on plans’ assets	(69.8)	(69.8)	—	—
Amortization of prior service cost	0.1	0.2	(0.1)	(0.1)
Recognized actuarial loss	10.2	7.5	1.9	1.4
Curtailment	—	1.1	—	—
Net periodic benefit (income) cost	$(10.3)	$(10.6)	$4.2	$3.9

We made cash contributions to our Canadian qualified defined benefit pension plan of $0.4 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively. In June 2011, we recorded a curtailment charge of $1.1 million related to the ratification of a new five and one half year Winchester, East Alton, IL union labor agreement. This curtailment charge was included in restructuring charges for the three and six months ended June 30, 2011.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income before taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
Effective Tax Rate Reconciliation (Percent)	2012	2011	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	(0.1)	(0.1)	(0.1)	—
Domestic manufacturing/export tax incentive	(1.6)	(1.8)	(1.3)	(0.6)
Dividends paid to CEOP	(0.4)	(0.5)	(0.4)	(0.2)
State income taxes, net	0.2	2.3	0.8	0.9
Return to provision	0.2	1.1	0.1	0.2
Remeasurement of deferred taxes	1.3	(2.4)	0.9	(1.7)
Section 45O tax credit	(9.5)	—	(4.9)	—
Incremental tax effect of SunBelt remeasurement	—	—	—	4.4
Change in tax contingencies	1.7	—	1.0	—
Change in valuation allowance	(1.4)	—	(0.7)	—
Other, net	(0.6)	0.3	(0.1)	—
Effective tax rate	24.8%	33.9%	30.3%	38.0%

The effective tax rates for the three months ended June 30, 2012 and 2011 included the cumulative effect of changes to our annual estimated effective tax rate from prior quarters.

The effective tax rate for the three and six months ended June 30, 2012 included a $6.0 million benefit associated with the Agricultural Chemicals Security Tax Credit under Section 45O of the Internal Revenue Code (Section 45O), (which is scheduled to sunset on December 31, 2012), that will be claimed on our 2008 to 2012 U.S. federal income tax returns and a $0.8 million benefit associated with the reduction of valuation allowance against certain state tax credit carryforwards that we believe are more likely than not to be realized in future periods. The effective tax rate for the three and six months ended June 30, 2012 included expenses of $1.1 million and $1.2 million, respectively, associated primarily with increases in unrecognized tax benefits associated with prior years' tax positions. The effective tax rate for the three and six months ended June 30, 2012 also included expenses of $0.8 million and $1.2 million, respectively, related to the remeasurement of deferred taxes due to an increase in state effective tax rates.

The effective tax rate for the three months ended June 30, 2011 included a benefit of $1.6 million related to the remeasurement of deferred taxes due to a change in state tax law implemented during the second quarter, which had a favorable impact on our state apportionment allocation, and a $0.7 million expense associated with the finalization of our 2010 Canadian income tax returns. The effective tax rate for the six months ended June 30, 2011 included a benefit of $4.9 million related to remeasurement of deferred taxes due to an increase in state tax effective rates and included a deferred tax expense of $76.0 million related to the tax effect of our gain on the remeasurement of our previously held 50% equity interest in SunBelt.

As of June 30, 2012, we had $40.3 million of gross unrecognized tax benefits, which would have a net $38.5 million impact on the effective tax rate, if recognized.  As of June 30, 2011, we had $41.7 million of gross unrecognized tax benefits, of which $39.5 million would have impacted the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:

	June 30,
	2012	2011
	($ in millions)
Balance at beginning of year	$37.9	$41.5
Increases for prior year tax positions	2.8	0.2
Decreases for prior year tax positions	(0.3)	—
Increases for current year tax positions	0.1	—
Settlement with taxing authorities	(0.2)	—
Balance at end of period	$40.3	$41.7

As of June 30, 2012, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $0.8 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  At June 30, 2012, December 31, 2011 and June 30, 2011, we had forward contracts to sell foreign currencies with a notional value of $8.1 million, zero and zero, respectively.  We had no forward contracts to buy foreign currencies at June 30, 2012, December 31, 2011 and June 30, 2011.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016

(2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of June 30, 2012, $9.4 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	June 30, 2012	December 31, 2011	June 30, 2011
	($ in millions)
Copper	$68.3	$52.1	$45.5
Zinc	6.7	7.3	7.7
Lead	34.3	37.9	34.9
Natural gas	10.8	8.3	4.4

As of June 30, 2012, the counterparty to $83.7 million of these commodity forward contracts was Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company's manufacturing process.  At June 30, 2012, we had open positions in futures contracts through 2016.  If all open futures contracts had been settled on June 30, 2012, we would have recognized a pretax loss of $6.6 million.

If commodity prices were to remain at June 30, 2012 levels, approximately $4.9 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of June 30, 2012, December 31, 2011 and June 30, 2011, the total notional amounts of our interest rate swaps designated as fair value hedges were zero, $80.8 million and $218.0 million, respectively.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the

SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial development and environmental improvement tax-exempt bonds (industrial revenue bonds) due in 2017.  The result was a gain of $0.2 million, which would have been recognized through 2017. In June 2012, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.2 million deferred gain was recognized in interest expense during the three months ended June 30, 2012.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2011
		($ in millions)				($ in millions)
Interest rate contracts	Other current assets	$—	$—	$—	Current installments of long-term debt	$—	$—	$1.3
Interest rate contracts	Other assets	—	2.2	6.6	Long-term debt	11.6	12.7	6.4
Interest rate contracts	Other assets	—	—	—	Other liabilities	—	—	0.2
Commodity contracts – gains	Other current assets	—	—	9.5	Accrued liabilities	(2.0)	(2.5)	—
Commodity contracts – losses	Other current assets	—	—	(0.9)	Accrued liabilities	8.7	11.2	—
		$—	$2.2	$15.2		$18.3	$21.4	$7.9
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other current assets	$—	$—	$1.8	Accrued liabilities	$—	$—	$0.6
Interest rate contracts – gains	Other assets	12.1	11.6	—	Other liabilities	—	—	—
Interest rate contracts – losses	Other assets	(2.7)	—	—	Other liabilities	—	1.0	—
Commodity contracts – gains	Other current assets	—	—	—	Accrued liabilities	(0.1)	—	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	1.1	1.5	0.1
		$9.4	$11.6	$1.8		$1.0	$2.5	$0.7
Total derivatives(1)		$9.4	$13.8	$17.0		$19.3	$23.9	$8.6

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2012	2011	2012	2011
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(6.6)	$(0.3)	$(2.4)	$0.4

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(1.9)	$4.8	$(4.6)	$10.6
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$1.0	$2.5	$1.9	$4.0
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$—	$0.1	$—	$0.1
Commodity contracts	Cost of goods sold	0.5	(0.2)	(2.4)	(0.4)
		$0.5	$(0.1)	$(2.4)	$(0.3)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of June 30, 2012 and December 31, 2011, the amounts recognized in accrued liabilities for cash collateral provided by us to counterparties were $1.1 million and $3.9 million, respectively.  As of June 30, 2011, the amount recognized in other current assets for cash collateral provided by us to counterparties was $0.3 million.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at June 30, 2012	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$9.4	$—	$9.4
Liabilities
Interest rate swaps	$—	$11.6	$—	$11.6
Commodity forward contracts	1.3	6.4	—	7.7
Earn out	—	—	35.3	35.3
Balance at December 31, 2011
Assets
Interest rate swaps	$—	$13.8	$—	$13.8
Liabilities
Interest rate swaps	$—	$13.7	$—	$13.7
Commodity forward contracts	2.5	7.7	—	10.2
Earn out	—	—	49.0	49.0
Balance at June 30, 2011
Assets
Interest rate swaps	$—	$8.4	$—	$8.4
Commodity forward contracts	3.3	5.3	—	8.6
Liabilities
Interest rate swaps	$—	$8.5	$—	$8.5
Commodity forward contracts	—	0.1	—	0.1
Earn out	—	—	43.2	43.2

For the six months ended June 30, 2012, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	June 30,
	2012	2011
	($ in millions)
Balance at beginning of year	$49.0	$—
(Settlements) purchases	(18.5)	42.3
Unrealized losses included in other (expense) income	4.8	0.9
Balance at end of period	$35.3	$43.2

Interest Rate Swaps

The fair value of the interest rate swaps was included in other current assets, other assets, current installments of long-term debt, accrued liabilities, long-term debt and other liabilities as of June 30, 2012, December 31, 2011 and June 30, 2011.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of June 30, 2012, December 31, 2011 and June 30, 2011, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

We had no fair value of foreign currency contracts as of June 30, 2012, December 31, 2011 and June 30, 2011.  The gains and losses of foreign currency contracts were included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Amount recorded on balance sheets
	($ in millions)
Balance at June 30, 2012	$—	$400.2	$153.0	$553.2	$527.5
Balance at December 31, 2011	—	391.4	160.9	552.3	536.4
Balance at June 30, 2011	—	488.3	124.8	613.1	582.8

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

For the six months ended June 30, 2012, we paid $18.5 million for the earn out related to the 2011 SunBelt performance.  The 2011 earn out payment included $15.3 million that was recognized as part of the original purchase price.  The $15.3 million is included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of June 30, 2012, December 31, 2011 and June 30, 2011.  At February 28, 2011, $180.6 million of assets were measured at fair value on a nonrecurring basis.  We recognized a gain of $181.4 million for the six months ended June 30, 2011 on our previously held investment in SunBelt, which had been accounted for under the equity method of accounting prior to the acquisition.  We remeasured our equity interest in SunBelt of $(0.8) million based on our purchase of PolyOne’s 50% interest in SunBelt.  We used Level 1 inputs for the cash payments and Level 3 inputs for the estimated earn out.

SUBSEQUENT EVENT

On July 17, 2012, we entered into a definitive agreement to acquire privately-held K. A. Steel Chemicals Inc. (KA Steel), on a cash free, debt free basis, for $328 million in cash, subject to certain post-closing adjustments. The closing of the acquisition is conditioned upon regulatory approval and other customary closing conditions and is expected to occur by the end of the third quarter of 2012. We expect to finance the acquisition using a combination of cash on hand and drawing under our $265 million senior revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Background

Our manufacturing operations are concentrated in two business segments:  Chlor Alkali Products and Winchester.  Both are capital intensive manufacturing businesses.  Chlor Alkali Products operating rates are closely tied to the general economy.  Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity.  Our Chlor Alkali Products business is a commodity business where all supplier products are similar and price is the major supplier selection criterion.  We have little or no ability to influence prices in this large, global commodity market.  Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given the capacity in our Chlor Alkali Products business, can lead to significant changes in our overall profitability.  Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance.  While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

Executive Summary

On July 17, 2012, we entered into a definitive agreement to acquire privately-held KA Steel, on a cash free, debt free basis, for $328 million in cash, subject to certain post-closing adjustments. KA Steel, headquartered in Lemont, IL, is one of the largest distributors of caustic soda in North America and one of the leading bleach manufacturers in the Midwest. The closing of the acquisition is conditioned upon regulatory approval and other customary closing conditions and is expected to occur by the end of the third quarter of 2012. We expect to finance the acquisition using a combination of cash on hand and drawing under our $265 million senior revolving credit facility.

Chlor Alkali Products’ segment income was $75.0 million and $149.4 million for the three and six months ended June 30, 2012, respectively. Chlor Alkali Products' segment income was higher than the comparable periods in the prior year, as a result of improvements in ECU pricing and increased contributions from bleach and hydrochloric acid.  Chlor Alkali Products’ second quarter segment income was consistent with the first quarter of 2012 level of $74.4 million, as ECU netbacks and chlorine and caustic soda volumes declined slightly, offset by increased bleach volumes.  Operating rates in Chlor Alkali Products for the second quarter of 2012 were 79%, which were lower than the first quarter of 2012 level of 80% and the second quarter of 2011 level of 85%.

Second quarter of 2012 ECU netbacks, including SunBelt, of approximately $575 were 3% higher than the second quarter of 2011 ECU netbacks of $560, including SunBelt, due to higher caustic soda prices, partially offset by lower chlorine prices and higher freight costs per ECU shipped.  The second quarter 2012 ECU netback declined slightly from the first quarter 2012 level of approximately $585, primarily due to higher freight costs.  ECU netbacks in the third quarter of 2012 are forecast to be slightly lower than the second quarter of 2012 as a result of lower chlorine prices.  In the second quarter of 2012, a caustic soda price increase was announced totaling $60 per ton.  While the success of the caustic soda price increase is not yet known, the majority of the benefit, if realized, would impact fourth quarter 2012 results.

Winchester segment income was $11.9 million and $22.7 million for the three and six months ended June 30, 2012, respectively. The decrease in segment income for the six months ended June 30, 2012 reflects the impact of higher commodity metals and other material costs, higher manufacturing costs and transition costs associated with our ongoing relocation of the centerfire operations to Oxford, MS, partially offset by higher selling prices.

Capital spending of $145.8 million for the six months ended June 30, 2012 included $73.6 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, $28.8 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites and $12.8 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  We completed the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012.

On April 27, 2012, we entered into a new $265 million five-year senior revolving credit facility, which replaced the $240 million senior revolving credit facility and a $25 million letter of credit facility.  The new credit facility will expire in April 2017.  Borrowing options and restrictive covenants are similar to those of our previous $240 million senior revolving credit facility.  The $265 million senior revolving credit facility includes a $110 million letter of credit subfacility and a $50 million Canadian subfacility.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions, except per share data)
Sales	$508.7	$529.1	$1,015.9	$965.1
Cost of goods sold	391.4	413.7	784.3	772.9
Gross margin	117.3	115.4	231.6	192.2
Selling and administration	45.1	42.5	88.8	82.0
Restructuring charges	1.8	2.4	3.7	2.5
Other operating (expense) income	(0.1)	0.2	0.4	1.6
Operating income	70.3	70.7	139.5	109.3
Earnings of non-consolidated affiliates	0.6	0.7	0.8	7.7
Interest expense	5.8	7.4	12.3	14.6
Interest income	0.3	0.3	0.5	0.5
Other (expense) income	(2.1)	(0.6)	(4.7)	180.6
Income before taxes	63.3	63.7	123.8	283.5
Income tax provision	15.7	21.6	37.5	107.7
Net income	$47.6	$42.1	$86.3	$175.8
Net income per common share:
Basic	$0.59	$0.53	$1.08	$2.20
Diluted	$0.59	$0.52	$1.07	$2.18

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Sales for the three months ended June 30, 2012 were $508.7 million compared to $529.1 million in the same period last year, a decrease of $20.4 million, or 4%.  Chlor Alkali Products’ sales decreased $17.1 million, or 4%, primarily due to decreased volumes, partially offset by higher ECU prices.  Our ECU netbacks, including SunBelt, increased 3% compared to the same period in the prior year.  Winchester sales decreased by $3.3 million, or 2%, from the three months ended June 30, 2011 primarily due to decreased shipments to law enforcement agencies.

Gross margin increased $1.9 million, or 2%, compared to the three months ended June 30, 2011, primarily as a result of increased ECU netbacks and increased gross margin from bleach and hydrochloric acid, partially offset by lower chlorine and caustic soda volumes and the absence of recoveries from third parties for environmental costs incurred and expensed in prior periods.  Gross margin as a percentage of sales increased to 23% in 2012 from 22% in 2011.

Selling and administration expenses for the three months ended June 30, 2012 increased $2.6 million, or 6%, from the three months ended June 30, 2011 primarily due to increased salary and benefit costs of $2.3 million, a higher level of legal and legal-related settlement expenses of $1.8 million and higher bad debt costs of $0.8 million, partially offset by decreased relocation and recruiting charges of $1.3 million and lower management incentive compensation expense of $1.0 million, which includes mark-to-market adjustments on stock-based compensation.  Selling and administration expenses as a percentage of sales were 9% in 2012 and 8% in 2011.

Restructuring charges for the three months ended June 30, 2012 and 2011 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Interest expense decreased by $1.6 million in 2012, primarily due to an increase of $1.5 million in capitalized interest, primarily associated with the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, and a lower level of outstanding debt, partially offset by higher interest rates.

Other (expense) income for the three months ended June 30, 2012 and 2011 included $2.2 million and $0.7 million, respectively, of expense for our earn out liability from the SunBelt acquisition.

The effective tax rate for the three months ended June 30, 2012 included a $6.0 million benefit related to the Section 45O credits, partially offset by a $1.1 million expense associated with changes in tax contingencies. After giving consideration to these two items, the effective tax rate for the three months ended June 30, 2012 of 32.5% was lower than the 35% U.S. federal statutory rate, primarily due to the effect of favorable permanent tax deduction items which are offset by state income taxes net of utilization of certain state tax credits. The effective tax rate for the three months ended June 30, 2011 included a $1.6 million reduction in expense associated with the remeasurement of deferred taxes due to a change in state law implemented in the second quarter of 2011 and a $0.7 million expense associated with the finalization of our 2010 Canadian income tax returns.  After giving consideration to these two items, the effective tax rate for the three months ended June 30, 2011 of 35.3% was slightly higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes which are offset by favorable permanent tax deduction items and the utilization of certain state tax credits.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Sales for the six months ended June 30, 2012 were $1,015.9 million compared to $965.1 million in the same period last year, an increase of $50.8 million, or 5%.  Chlor Alkali Products’ sales increased $43.2 million, or 6%, primarily due to higher ECU prices and the ownership of SunBelt for the full period.  Our ECU netbacks, including SunBelt, increased 7% compared to the same period in the prior year.  Winchester sales increased by $7.6 million, or 3%, from the six months ended June 30, 2011 primarily due to higher selling prices and increased shipments to domestic commercial customers, partially offset by lower shipments to law enforcement agencies.

Gross margin increased $39.4 million, or 20%, compared to the six months ended June 30, 2011, primarily as a result of increased ECU netbacks, the ownership of SunBelt for the full period and increased gross margin from bleach and hydrochloric acid, partially offset by the impact of decreased recoveries of $9.4 million from third parties for environmental costs incurred and expensed in prior periods.  Gross margin as a percentage of sales increased to 23% in 2012 from 20% in 2011.

Selling and administration expenses for the six months ended June 30, 2012 increased $6.8 million, or 8%, from the six months ended June 30, 2011 primarily due to increased salary and benefit costs of $4.0 million, a higher level of legal and legal-related settlement expenses of $3.3 million, and the inclusion of a full period of SunBelt’s selling and administration expenses of $1.5 million.  These increases were partially offset by reduced relocation costs of $1.9 million.  Selling and administration expenses as a percentage of sales were 9% in 2012 and 8% in 2011.

Restructuring charges for the six months ended June 30, 2012 and 2011 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Other operating (expense) income for the six months ended June 30, 2012 decreased by $1.2 million from the same period in 2011.  Other operating (expense) income for the six months ended June 30, 2011 included $0.8 million of gains on the disposition of property, plant and equipment associated with the Charleston, TN conversion project.

The earnings of non-consolidated affiliates were $0.8 million for the six months ended June 30, 2012, a decrease of $6.9 million from the six months ended June 30, 2011.  On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

Interest expense decreased by $2.3 million in 2012, primarily due to an increase of $2.4 million in capitalized interest, primarily associated with the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, and a lower level of outstanding debt, partially offset by higher interest rates.

Other (expense) income for the six months ended June 30, 2012 and 2011 included $4.8 million and $0.9 million, respectively, of expense for our earn out liability from the SunBelt acquisition.  Other (expense) income for the six months ended June 30, 2011 also included a gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.

The effective tax rate for the six months ended June 30, 2012 included a $6.0 million benefit related to the Section 45O credits, partially offset by a $1.2 million expense associated with changes in tax contingencies. After giving consideration to these two items, the effective tax rate for the six months ended June 30, 2012 of 34.2% was lower than the 35% U.S. federal statutory rate, primarily due to the effect of favorable permanent tax deduction items which are offset by state income taxes net of utilization of certain state tax credits. The effective tax rate for the six months ended June 30, 2011 included a $4.9 million reduction in expense associated with the remeasurement of deferred taxes due to an increase in state effective tax rates, a $0.7 million expense associated with the finalization of our 2010 Canadian tax returns and a $76.0 million increase in expense associated with the remeasurement of our SunBelt investment.  After giving consideration to these three items of $71.8 million, and the SunBelt pretax gain of $181.4 million, for the six months ended June 30, 2011, the effective tax rate of 35.2% was slightly higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes which are offset by favorable permanent tax deduction items and the utilization of certain state tax credits.

Segment Results

We define segment results as income before interest expense, interest income, other operating (expense) income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales:	($ in millions)
Chlor Alkali Products	$363.2	$380.3	$722.9	$679.7
Winchester	145.5	148.8	293.0	285.4
Total sales	$508.7	$529.1	$1,015.9	$965.1
Income before taxes:
Chlor Alkali Products(1)	$75.0	$72.8	$149.4	$118.0
Winchester	11.9	11.8	22.7	24.3
Corporate/other:
Pension income(2)	7.0	7.2	13.3	13.9
Environmental (expense) income(3)	(0.3)	1.1	(3.1)	(0.4)
Other corporate and unallocated costs	(20.8)	(19.3)	(38.7)	(37.9)
Restructuring charges(4)	(1.8)	(2.4)	(3.7)	(2.5)
Other operating (expense) income	(0.1)	0.2	0.4	1.6
Interest expense(5)	(5.8)	(7.4)	(12.3)	(14.6)
Interest income	0.3	0.3	0.5	0.5
Other (expense) income(6)	(2.1)	(0.6)	(4.7)	180.6
Income before taxes	$63.3	$63.7	$123.8	$283.5

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $0.6 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and $0.8 million and $7.7 million for the six months ended June 30, 2012 and 2011, respectively.  On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

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

(3)
Environmental (expense) income for the three months ended June 30, 2012 and 2011 included zero and $9.0 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental (expense) income for the six months ended June 30, 2012 and 2011 included $0.1 million and $9.5 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense is included in cost of goods sold in the condensed statements of income.

(4)
Restructuring charges for the three and six months ended June 30, 2012 and 2011 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)
Interest expense was reduced by capitalized interest of $1.7 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $2.8 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

(6)
Other (expense) income for the three months ended June 30, 2012 and 2011 included $2.2 million and $0.7 million, respectively, of expense for our earn out liability from the SunBelt acquisition and $4.8 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively.  Other (expense) income for the six months ended June 30, 2011 also included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.  The income tax provision for the six months ended June 30, 2011 included a $76.0 million discrete deferred tax expense as a result of the remeasurement of the SunBelt investment.

Chlor Alkali Products

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Chlor Alkali Products’ sales for the three months ended June 30, 2012 were $363.2 million compared to $380.3 million for the three months ended June 30, 2011, a decrease of $17.1 million, or 4%.  The sales decrease was primarily due to lower chlorine and caustic soda volumes of 11%, partially offset by higher ECU pricing, which increased 3% from the three months ended June 30, 2011.  Bleach volumes increased 9% for the three months ended June 30, 2012 compared to the same period last year, while hydrochloric acid volumes also increased 7% compared to the three months ended June 30, 2011.  Our ECU netback, including SunBelt, was approximately $575 for the three months ended June 30, 2012 compared to approximately $560 for the three months ended June 30, 2011.  Freight costs included in the ECU netback increased 7% for the three months ended June 30, 2012, compared to the same period last year.  Our operating rate for the three months ended June 30, 2012 was 79%, compared to the operating rate of 85% for the three months ended June 30, 2011. The lower operating rate for 2012 resulted from lower chlorine demand.

Chlor Alkali Products generated segment income of $75.0 million for the three months ended June 30, 2012, compared to $72.8 million for the same period in 2011, an increase of $2.2 million.  Chlor Alkali Products segment income was higher primarily due to decreased operating costs ($7.8 million) and higher ECU netbacks ($5.9 million), partially offset by decreased volumes ($11.5 million).

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Chlor Alkali Products’ sales for the six months ended June 30, 2012 were $722.9 million compared to $679.7 million for the six months ended June 30, 2011, an increase of $43.2 million, or 6%.  The sales increase was primarily due to higher ECU pricing, which increased 7% from the six months ended June 30, 2011, and increased SunBelt sales of $33.1 million for the additional two months of our ownership.  Bleach volumes increased 9% for the six months ended June 30, 2012 compared to the same period last year, while hydrochloric acid volumes also increased 9% compared to the six months ended June 30, 2011.  Our ECU netback, including SunBelt, was approximately $580 for the six months ended June 30, 2012 compared to approximately $540 for the six months ended June 30, 2011.  Freight costs included in the ECU netback increased 4% for the six months ended June 30, 2012, compared to the same period last year, primarily due to higher railroad freight rates.  Our operating rate for the six months ended June 30, 2012 was 80%, compared to the operating rate of 83% for the six months ended June 30, 2011.

Chlor Alkali Products generated segment income of $149.4 million for the six months ended June 30, 2012, compared to $118.0 million for the same period in 2011, an increase of $31.4 million.  Chlor Alkali Products segment income was higher primarily due to higher ECU netbacks ($32.2 million), higher SunBelt earnings for the additional two months of our ownership ($8.3 million), primarily related to higher ECU netbacks and $7.5 million of additional income on the remaining 50% interest we acquired, and decreased operating costs ($1.7 million).  These increases were partially offset by decreased volumes ($10.8 million).

Winchester

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Winchester sales were $145.5 million for the three months ended June 30, 2012 compared to $148.8 million for the three months ended June 30, 2011, a decrease of $3.3 million, or 2%.  The decrease was primarily due to lower shipments to law enforcement agencies of $3.8 million compared to the three months ended June 30, 2011 and decreased shipments to international customers of $1.9 million. These decreases were partially offset by higher sales of ammunition to domestic commercial customers of $1.8 million and increased shipments to military customers of $0.5 million.

Winchester reported segment income of $11.9 million for the three months ended June 30, 2012 compared to $11.8 million for the three months ended June 30, 2011, an increase of $0.1 million, or 1%.  The increase was primarily due to higher selling prices ($5.1 million), partially offset by the impact of increased commodity and other material costs, decreased volumes, higher operating costs and transition costs associated with our ongoing relocation of the centerfire operations to Oxford, MS ($5.0 million).

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Winchester sales were $293.0 million for the six months ended June 30, 2012 compared to $285.4 million for the six months ended June 30, 2011, an increase of $7.6 million, or 3%.  Sales of ammunition to domestic commercial customers were higher by $12.1 million and shipments to military customers increased $1.9 million.  These increases were partially offset by a reduction in shipments to law enforcement agencies of $7.0 million compared to the six months ended June 30, 2011. Shipments to international customers were comparable to the same period last year.

Winchester reported segment income of $22.7 million for the six months ended June 30, 2012 compared to $24.3 million for the six months ended June 30, 2011, a decrease of $1.6 million, or 7%.  The decrease was primarily due to the impact of increased commodity and other material costs, higher operating costs and transition costs associated with our ongoing relocation of the centerfire operations to Oxford, MS ($9.2 million), partially offset by higher selling prices ($7.7 million).

Corporate/Other

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

For the three months ended June 30, 2012, pension income included in corporate/other was $7.0 million compared to $7.2 million for the three months ended June 30, 2011.  On a total company basis, defined benefit pension income for the three months ended June 30, 2012 was $5.4 million compared to $5.0 million for the three months ended June 30, 2011.

For the three months ended June 30, 2012, charges to income for environmental investigatory and remedial activities were $0.3 million compared to credits to income of $1.1 million for the three months ended June 30, 2011, which included $9.0 million of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $0.3 million for the three months ended June 30, 2012 compared to $7.9 million for the three months ended June 30, 2011.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended June 30, 2012, other corporate and unallocated costs were $20.8 million compared to $19.3 million for the three months ended June 30, 2011, an increase of $1.5 million, or 8%.  The increase was primarily due to a higher level of legal and legal-related settlement expenses of $1.7 million and higher salary and benefit costs of $0.7 million, partially offset by decreased management incentive compensation expense of $1.1 million, which includes mark-to-market adjustments on stock-based compensation.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

For the six months ended June 30, 2012, pension income included in corporate/other was $13.3 million compared to $13.9 million for the six months ended June 30, 2011.  On a total company basis, defined benefit pension income for the six months ended June 30, 2012 was $10.3 million compared to $10.6 million for the six months ended June 30, 2011.

For the six months ended June 30, 2012, charges to income for environmental investigatory and remedial activities were $3.1 million compared to $0.4 million for the six months ended June 30, 2011, which included $0.1 million and $9.5 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $3.2 million for the six months ended June 30, 2012 compared to $9.9 million for the six months ended June 30, 2011.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the six months ended June 30, 2012, other corporate and unallocated costs were $38.7 million compared to $37.9 million for the six months ended June 30, 2011, an increase of $0.8 million, or 2%.  The increase was primarily due to higher salary and benefit costs of $1.5 million and a higher level of legal and legal-related settlement expenses of $1.2 million, partially offset by decreased management incentive compensation expense of $2.1 million, which includes mark-to-market adjustments on stock-based compensation.

Outlook

Net income in the third quarter of 2012 is projected to be in the $0.40 to $0.45 per diluted share range compared with $0.58 per diluted share in the third quarter of 2011. Our third quarter earnings forecast does not include any impact of the recently announced KA Steel acquisition or any transaction costs related to the acquisition.

In Chlor Alkali Products, the third quarter of 2012 segment income is expected to decline compared to both the second quarter of 2012 income of $75.0 million and the third quarter of 2011 income of $76.7 million. The expected lower segment income compared to the third quarter of 2011 and the second quarter of 2012 anticipate approximately $8 million of costs associated with two major plant maintenance outages and one-time startup costs associated with the Charleston, TN mercury cell technology conversion project and the Niagara Falls, NY low salt, high strength bleach facility. Chlor Alkali Products is also expected to incur seasonally higher electricity costs. The Chlor Alkali Products' operating rate in the third quarter of 2012 is forecast to be in the low 80% range.

Second quarter of 2012 ECU netbacks, including SunBelt, of approximately $575, were 3% higher than the second quarter of 2011 ECU netbacks of $560 including SunBelt, due to higher caustic soda prices, partially offset by lower chlorine prices and higher freight costs per ECU shipped. The second quarter of 2012 declined slightly from the first quarter 2012 levels of approximately $585, primarily due to higher freight costs. ECU netbacks in the third quarter of 2012 are forecast to be slightly lower than the second quarter of 2012 as a result of lower chlorine prices. In the second quarter of 2012, a caustic soda price increase was announced totaling $60 per ton. While the success of the caustic soda price increase is not yet known, the majority of the benefit, if realized, would impact fourth quarter 2012 results.

Bleach volumes in the second quarter of 2012 increased approximately 9% compared to second quarter 2011 levels. We have now experienced eighteen consecutive quarters, on a year-over-year basis, of volume growth in bleach shipments. The startup of our first low salt, high strength bleach facility in McIntosh, AL in the first quarter of 2012 increased our bleach capacity by 15%. We expect the startup of our low salt, high strength bleach facility at our Niagara Falls, NY chlor alkali site during the third quarter of 2012. We expect to complete our additional low salt, high strength bleach facility at our Henderson, NV chlor alkali site by the end of 2012. These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity. These low salt, high strength bleach facilities will manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.

Winchester third quarter 2012 segment income is expected to exhibit the normal seasonal strength and improve compared to the second quarter 2012 level of $11.9 million and the third quarter 2011 level of $13.1 million. Increased selling prices and lower commodity costs are forecast to positively impact the third quarter of 2012 compared to the third quarter of 2011.

We anticipate that full year 2012 charges for environmental investigatory and remedial activities will be in the $10 million to $15 million range. We do not believe that there will be any additional recoveries of environmental costs incurred and expensed in prior periods in 2012.
We expect defined benefit pension plan income in 2012 to be similar to the 2011 level. Based on the December 31, 2011 funding status, we will not be required to make any cash contributions to our domestic defined benefit pension plan in 2012 and we believe the earliest we may be required to make any cash contributions to that plan is 2014. We do have a small Canadian defined benefit pension plan to which we anticipate cash contributions of less than $2 million in 2012.

During the third quarter of 2012, we are anticipating pretax restructuring charges of approximately $2 million primarily associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012. We are expecting total pretax restructuring charges for 2012 related to these projects to be approximately $8 million. We expect to incur additional restructuring charges through 2016 totaling approximately $13 million related to our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. We also expect to incur additional restructuring charges through 2013 totaling approximately $8 million related to exiting the use of mercury cell technology in the chlor alkali manufacturing process.

After giving consideration to the $4.8 million of favorable tax adjustments for the six months ended June 30, 2012, we believe the full year 2012 effective tax rate will be in the 34% to 35% range.

For the full year 2012, we expect capital spending to be in the $240 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, the low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites, the reconfiguration of our Augusta, GA facility to manufacture bleach and distribute caustic soda, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We anticipate the startup of the converted Charleston, TN chlor alkali facility in the second half of 2012. We completed the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012 and expect the low salt, high strength bleach facility at Niagara Falls, NY to startup in the third quarter of 2012. We expect the remaining low salt, high strength bleach facility at Henderson, NV to be completed by the end of 2012. We expect 2012 depreciation expense to be in the $105 million to $110 million range.

Environmental Matters

Environmental provisions charged (credited) to income, which are included in costs of goods sold, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in millions)
Charges to income	$0.3	$7.9	$3.2	$9.9
Recoveries from third parties of costs incurred and expensed in prior periods	—	(9.0)	(0.1)	(9.5)
Total environmental expense (income)	$0.3	$(1.1)	$3.1	$0.4

Our liabilities for future environmental expenditures were as follows:

	June 30,
	2012	2011
	($ in millions)
Balance at beginning of year	$163.3	$167.6
Charges to income	3.2	9.9
Remedial and investigatory spending	(12.5)	(10.0)
Currency translation adjustments	—	0.5
Balance at end of period	$154.0	$168.0

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2012 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $30 million.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $2.7 million at June 30, 2012.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2011 and are expected to be material to operating results in 2012 and future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $154.0 million at June 30, 2012, $163.3 million at December 31, 2011 and $168.0 million at June 30, 2011, of which $123.0 million, $132.3 million and $140.0 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of June 30, 2012, December 31, 2011 and June 30, 2011, our condensed balance sheets included liabilities for these legal actions of $19.6 million, $16.4 million and $17.0 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position or results of operations in the near term.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Six Months Ended June 30,
	2012	2011
Provided By (Used For)	($ in millions)
Gain on remeasurement of investment in SunBelt	$—	$(181.4)
Net operating activities	68.4	17.5
Capital expenditures	(145.8)	(63.4)
Business acquired in purchase transaction, net of cash acquired	—	(123.4)
Restricted cash activity	26.3	4.2
Net investing activities	(115.6)	(176.9)
Long-term debt repayments	(7.7)	—
Earn out payment – SunBelt	(15.3)	—
Net financing activities	(59.0)	(22.7)

Operating Activities

For the six months ended June 30, 2012, cash provided by operating activities increased by $50.9 million from the six months ended June 30, 2011, primarily due to higher earnings and a smaller increase in working capital.  For the six months ended June 30, 2012, working capital increased $77.3 million compared to an increase of $96.0 million in 2011.  Receivables increased from December 31, 2011 by $42.3 million as a result of higher sales in the second quarter of 2012 compared with fourth quarter of 2011.  Inventories also increased from December 31, 2011 by $21.0 million, primarily due to a normal seasonal increase in Winchester.  Accounts payable and accrued liabilities decreased from December 31, 2011 by $7.2 million.  The 2012 cash from operations was also impacted by a $5.4 million increase in cash tax payments.

Investing Activities

Capital spending of $145.8 million for the six months ended June 30, 2012 was $82.4 million higher than the corresponding period in 2011.  Capital spending for the six months ended June 30, 2012 included $73.6 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, $28.8 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites and $12.8 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

For the total year 2012, we expect our capital spending to be in the $240 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, the low salt, high strength bleach facilities, the reconfiguration of our Augusta, GA facility to manufacture bleach and distribute caustic soda, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  We anticipate the startup of the converted Charleston, TN chlor alkali facility to be in the second half of 2012.  We completed the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012 and expect the low salt, high strength bleach facility at Niagara Falls, NY to startup in the third quarter of 2012.  We expect the remaining low salt, high strength bleach facility at Henderson, NV to be completed by the end of 2012.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.  We expect depreciation to be in the $105 million to $110 million range for 2012.

For the six months ended June 30, 2012 and 2011, we utilized $26.3 million and $4.2 million, respectively, of restricted cash that was required to be used to fund capital projects in Alabama, Mississippi and Tennessee.

For the six months ended June 30, 2012, we entered into sale/leaseback agreements for barges and chlorine railcars that we acquired in 2012.  We received proceeds from the sale of $3.5 million.

On February 28, 2011, we acquired the remaining 50% interest in SunBelt and paid cash of $123.4 million, net of $8.9 million of cash acquired.

Financing Activities

In June 2012, we redeemed industrial revenue bonds totaling $7.7 million with a maturity date of 2017. We paid a premium of $0.2 million to the bond holders, which was included in interest expense. We also recognized a $0.2 million deferred gain in interest expense related to the interest rate swap, which was terminated in March 2012, on these industrial revenue bonds.

For the six months ended June 30, 2012, we paid $18.5 million for the earn out related to the 2011 SunBelt performance.  The 2011 earn out payment included $15.3 million that was recognized as part of the original purchase price.  The $15.3 million is included as a financing activity in the statement of cash flows.

We issued less than 0.1 million shares and 0.5 million shares representing stock options exercised for the six months ended June 30, 2012 and 2011, respectively, with a total value of $0.5 million and $9.3 million, respectively.

For the six months ended June 30, 2012, we purchased and retired 0.2 million shares with a total value of $3.1 million under the share repurchase program approved by our board of directors on July 21, 2011.

The percent of total debt to total capitalization decreased to 33.5% at June 30, 2012 from 35.2% at December 31, 2011.  The decrease was due to higher shareholders’ equity primarily resulting from the net income for the six months ended June 30, 2012 and a lower level of long-term debt resulting from the redemption of the industrial revenue bonds.

In the first two quarters of 2012 and 2011, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the six months ended June 30, 2012 and 2011 were $32.0 million for both periods.  On July 17, 2012, our board of directors declared a dividend of $0.20 per share on our common stock, payable on September 10, 2012 to shareholders of record on August 10, 2012.

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

For the six months ended June 30, 2012, cash provided by operating activities increased by $50.9 million from the six months ended June 30, 2011, primarily due to higher earnings and a smaller increase in working capital.  For the six months ended June 30, 2012, working capital increased $77.3 million compared to an increase of $96.0 million in 2011.  Receivables increased from December 31, 2011 by $42.3 million as a result of higher sales in the second quarter of 2012 compared with fourth quarter of 2011.  Inventories also increased from December 31, 2011 by $21.0 million, primarily due to a normal seasonal increase in Winchester.  Accounts payable and accrued liabilities decreased from December 31, 2011 by $7.2 million.  The 2012 cash from operations was also impacted by a $5.4 million increase in cash tax payments.

Capital spending of $145.8 million for the six months ended June 30, 2012 was $82.4 million higher than the corresponding period in 2011.  Capital spending for the six months ended June 30, 2012 included $73.6 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, $28.8 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites and $12.8 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

For the total year 2012, we expect our capital spending to be in the $240 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, the low salt, high strength bleach facilities, the reconfiguration of our Augusta, GA facility to manufacture bleach and distribute caustic soda, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  We anticipate the startup of the converted Charleston, TN chlor alkali facility to be in the second half of 2012.  We completed the first low salt, high strength bleach facility at McIntosh, AL in the first quarter of 2012 and expect the low salt, high strength bleach facility at Niagara Falls, NY to startup in the third quarter of 2012.  We expect the remaining low salt, high strength bleach facility at Henderson, NV to be completed by the end of 2012.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.  We expect depreciation to be in the $105 million to $110 million range for 2012.

The overall use of cash of $106.2 million for the six months ended June 30, 2012, primarily reflects the normal seasonal growth in working capital and capital spending for the conversion of our Charleston, TN facility, our low salt, high strength bleach facilities, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  Based on the seasonality of our working capital, our June 30, 2012 unrestricted cash balance of $198.6 million, the restricted cash balance of $25.4 million and the availability of $232.3 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

On July 21, 2011, our board of directors authorized a share repurchase program for up to 5 million shares of common stock that will terminate in three years for any remaining shares not yet repurchased.  For the six months ended June 30, 2012, 0.2 million shares were purchased and retired under this program at a cost of $3.1 million. As of June 30, 2012, we had purchased a total of 0.4 million shares under this program and 4.6 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions.

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

In December 2010, we completed a financing of American Recovery and Reinvestment Act of 2009 (Recovery Zone) tax-exempt bonds totaling $41.0 million due 2035.  The bonds were issued by the Industrial Development Board of the County of Bradley and the City of Cleveland, TN (TN Authority) pursuant to a trust indenture between the TN Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank), as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 27, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the TN Authority to us under a loan agreement, whereby we are obligated to make loan payments to the TN Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $41.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our Charleston, TN facility mercury cell conversion.  As of June 30, 2012, $11.3 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Charleston, TN facility mercury cell conversion.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our ongoing relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of June 30, 2012, $14.1 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70 million due 2024.  The bonds include $50 million issued pursuant to the Gulf Opportunity Go Zone Act of 2005 (Go Zone) and $20 million issued pursuant to the Recovery Zone Act.  The bonds were issued by the Industrial Development Authority of Washington County, AL (AL Authority) pursuant to a trust indenture between the AL Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds will be loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit agreement.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We had the option to borrow up to the entire $70 million in a series of draw downs through December 31, 2011.  We drew $36.0 million of the bonds in 2011 and $34.0 million in 2010.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.  As of June 30, 2012, less than $0.1 million of the drawn proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the capital project spending at our McIntosh, AL facility.

On April 27, 2012, we entered into a new $265 million five-year senior revolving credit facility, which replaced the $240 million senior revolving credit facility and a $25 million letter of credit facility. The new senior revolving credit facility will expire in April, 2017. At June 30, 2012, we had $232.3 million available under our $265 million senior revolving credit facility, because we had issued $32.7 million of letters of credit under a $110 million subfacility.  The new senior revolving credit facility also has a $50 million Canadian subfacility. Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of June 30, 2012 and 2011, and December 31, 2011, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of June 30, 2012, there were no covenants or other restrictions that limited our ability to borrow.

At June 30, 2012, we had total letters of credit of $35.7 million outstanding, of which $32.7 million were issued under our $265 million senior revolving credit facility. The letters of credit were used to support certain long-term debt and certain workers compensation insurance policies.

Our current debt structure is used to fund our business operations.  As of June 30, 2012, we had long-term borrowings, including current installments, of $527.5 million, of which $155.9 million was issued at variable rates.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011.  The result was a gain of $2.2 million, which will be recognized through 2017. In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial revenue bonds due in 2017.  The result was a gain of $0.2 million, which would have been recognized through 2017. In June 2012, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.2 million deferred gain was recognized in interest expense during the three months ended June 30, 2012.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of June 30, 2012, $9.4 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At June 30, 2012, December 31, 2011 and June 30, 2011, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester segment, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of June 30, 2012, we maintained open positions on futures contracts totaling $120.1 million ($105.6 million at December 31, 2011 and $92.5 million at June 30, 2011).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of June 30, 2012, we would experience a $12.0 million ($10.6 million at December 31, 2011 and $9.3 million at June 30, 2011) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of June 30, 2012, December 31, 2011 and June 30, 2011, we had long-term borrowings of $527.5 million, $536.4 million and $582.8 million, respectively, of which $155.9 million at June 30, 2012, and December 31, 2011 and $119.9 million at June 30, 2011 were issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. We had entered into the interest rate swaps, whereby we agreed to pay variable rates to Wells Fargo who, in turn, paid us fixed rates.

In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial revenue bonds due in 2017.  The result was a gain of $0.2 million, which would have been recognized through 2017. In June 2012, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.2 million deferred gain was recognized in interest expense during the three months ended June 30, 2012.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of June 30, 2012, $9.4 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	June 30, 2012
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.5-4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5-4.5%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.5-4.5%	(a)
6.75%, due 2016	$60.0	October 2011	3.5-4.5%	(a)

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

Our interest rate swaps reduced interest expense by $1.9 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1.  Legal Proceedings.

Not Applicable.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2012	—	—	—
May 1-31, 2012	100,000	19.32	100,000
June 1-30, 2012	—	—	—
Total				4,605,729	(1)

(1)
On July 21, 2011, we announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock that will terminate on July 21, 2014.  Through June 30, 2012, 394,271 shares had been repurchased, and 4,605,729 shares remained available for purchase under that program.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits.

4.1	Forward Purchase Agreement dated as of April 27, 2012 - Exhibit 4.1 to Form 8-K dated May 3, 2012*

4.2	Second Amendment to Amended and Restated Funding and Credit Agreement dated as of April 27, 2012 - Exhibit 4.2 to Form 8-K dated May 3, 2012*

10.1	Credit Agreement dated as of April 27, 2012 - Exhibit 10.1 to Form 8-K dated May 3, 2012*

11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as indicated and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ John E. Fischer
Senior Vice President and Chief Financial Officer (Authorized Officer)

Date: July 24, 2012

EXHIBIT INDEX

Exhibit No.	Description
4.1	Forward Purchase Agreement dated as of April 27, 2012 - Exhibit 4.1 to Form 8-K dated May 3, 2012*

4.2	Second Amendment to Amended and Restated Funding and Credit Agreement dated as of April 27, 2012 - Exhibit 4.2 to Form 8-K dated May 3, 2012*

10.1	Credit Agreement dated as of April 27, 2012 - Exhibit 10.1 to Form 8-K dated May 3, 2012*

11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as indicated and incorporated by reference.