Form 10-Q
period 2012-09-30
OLIN CORP
filed 2012-10-29
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

As of September 30, 2012, 80,150,713 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2012	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$103.1	$304.8	$318.3
Receivables, net	347.7	237.1	290.5
Income tax receivable	12.4	0.7	2.2
Inventories	213.7	176.6	166.3
Current deferred income taxes	56.5	50.9	50.4
Other current assets	20.0	10.2	11.1
Total current assets	753.4	780.3	838.8
Property, plant and equipment (less accumulated depreciation of $1,206.0, $1,144.0 and $1,122.1)	1,018.2	885.4	821.3
Prepaid pension costs	51.1	19.2	46.1
Restricted cash	18.5	51.7	71.6
Other assets	223.6	85.6	86.8
Goodwill	752.3	627.4	627.4
Total assets	$2,817.1	$2,449.6	$2,492.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$23.6	$12.2	$87.8
Accounts payable	189.4	149.7	129.6
Accrued liabilities	249.2	237.2	237.6
Total current liabilities	462.2	399.1	455.0
Long-term debt	703.1	524.2	501.8
Accrued pension liability	66.8	59.1	55.2
Deferred income taxes	153.2	99.6	113.5
Other liabilities	355.2	381.8	359.3
Total liabilities	1,740.5	1,463.8	1,484.8
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 80.2, 80.1 and 80.2 shares	80.2	80.1	80.2
Additional paid-in capital	854.1	852.0	852.4
Accumulated other comprehensive loss	(272.6)	(294.2)	(270.6)
Retained earnings	414.9	347.9	345.2
Total shareholders’ equity	1,076.6	985.8	1,007.2
Total liabilities and shareholders’ equity	$2,817.1	$2,449.6	$2,492.0

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$581.2	$550.2	$1,597.1	$1,515.3
Operating expenses:
Cost of goods sold	475.8	432.7	1,260.1	1,205.6
Selling and administration	42.4	39.8	131.2	121.0
Restructuring charges	2.3	4.1	6.0	6.6
Acquisition costs	8.3	—	8.3	0.8
Other operating income	1.1	4.3	1.5	5.9
Operating income	53.5	77.9	193.0	187.2
Earnings of non-consolidated affiliates	1.2	0.8	2.0	8.5
Interest expense	6.0	7.9	18.3	22.5
Interest income	0.2	0.2	0.7	0.7
Other (expense) income	(2.2)	(1.6)	(6.9)	179.0
Income before taxes	46.7	69.4	170.5	352.9
Income tax provision	18.0	22.2	55.5	129.9
Net income	$28.7	$47.2	$115.0	$223.0
Net income per common share:
Basic	$0.36	$0.59	$1.44	$2.79
Diluted	$0.35	$0.58	$1.42	$2.76
Dividends per common share	$0.20	$0.20	$0.60	$0.60
Average common shares outstanding:
Basic	80.1	80.2	80.1	79.9
Diluted	81.0	80.8	80.9	80.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$28.7	$47.2	$115.0	$223.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.8	—	0.3	2.3
Unrealized gains (losses) on derivative contracts	9.2	(14.0)	10.5	(20.2)
Amortization of prior service costs and actuarial losses	3.3	3.0	10.8	9.1
Total other comprehensive income (loss), net of tax	13.3	(11.0)	21.6	(8.8)
Comprehensive income	$42.0	$36.2	$136.6	$214.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2011	79.6	$79.6	$842.3	$(261.8)	$170.2	$830.3
Net income	—	—	—	—	223.0	223.0
Other comprehensive loss	—	—	—	(8.8)	—	(8.8)
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(48.0)	(48.0)
Common stock repurchased and retired	(0.1)	(0.1)	(2.1)	—	—	(2.2)
Common stock issued for:
Stock options exercised	0.5	0.5	8.8	—	—	9.3
Other transactions	0.2	0.2	3.6	—	—	3.8
Stock-based compensation	—	—	(0.2)	—	—	(0.2)
Balance at September 30, 2011	80.2	$80.2	$852.4	$(270.6)	$345.2	$1,007.2
Balance at January 1, 2012	80.1	$80.1	$852.0	$(294.2)	$347.9	$985.8
Net income	—	—	—	—	115.0	115.0
Other comprehensive income	—	—	—	21.6	—	21.6
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(48.0)	(48.0)
Common stock repurchased and retired	(0.2)	(0.2)	(2.9)	—	—	(3.1)
Common stock issued for:
Stock options exercised	0.1	0.1	1.3	—	—	1.4
Other transactions	0.2	0.2	2.4	—	—	2.6
Stock-based compensation	—	—	1.3	—	—	1.3
Balance at September 30, 2012	80.2	$80.2	$854.1	$(272.6)	$414.9	$1,076.6

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$115.0	$223.0
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Gain on remeasurement of investment in SunBelt	—	(181.4)
Earnings of non-consolidated affiliates	(2.0)	(8.5)
Gains on disposition of property, plant and equipment	(0.9)	(4.8)
Stock-based compensation	4.2	4.3
Depreciation and amortization	78.7	74.1
Deferred income taxes	34.5	93.1
Qualified pension plan contributions	(0.6)	(0.7)
Qualified pension plan income	(18.6)	(19.5)
Change in:
Receivables	(48.6)	(79.6)
Income taxes receivable	(11.7)	3.5
Inventories	(1.3)	(6.7)
Other current assets	0.7	0.3
Accounts payable and accrued liabilities	15.0	11.6
Other assets	4.7	(0.2)
Other noncurrent liabilities	(10.0)	6.1
Other operating activities	(0.5)	(2.2)
Net operating activities	158.6	112.4
Investing Activities
Capital expenditures	(210.8)	(128.4)
Business acquired in purchase transaction, net of cash acquired	(312.3)	(123.4)
Proceeds from sale/leaseback of equipment	3.5	—
Proceeds from disposition of property, plant and equipment	3.7	6.2
Distributions from affiliated companies, net	0.5	1.1
Restricted cash activity	33.2	30.4
Other investing activities	(0.4)	2.3
Net investing activities	(482.6)	(211.8)
Financing Activities
Long-term debt:
Borrowings	200.0	—
Repayments	(7.7)	—
Earn out payment – SunBelt	(15.3)	—
Common stock repurchased and retired	(3.1)	(2.2)
Stock options exercised	1.3	7.3
Excess tax benefits from stock-based compensation	0.7	2.0
Dividends paid	(48.0)	(48.0)
Deferred debt issuance costs	(5.6)	—
Net financing activities	122.3	(40.9)
Net decrease in cash and cash equivalents	(201.7)	(140.3)
Cash and cash equivalents, beginning of period	304.8	458.6
Cash and cash equivalents, end of period	$103.1	$318.3
Cash paid for interest and income taxes:
Interest	$18.4	$19.6
Income taxes, net of refunds	$28.5	$34.4
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$20.2	$(4.2)

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Financial Statements
(Unaudited)

DESCRIPTION OF BUSINESS

Olin Corporation is a Virginia corporation, incorporated in 1892.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products, with nine U.S. manufacturing facilities and one Canadian manufacturing facility, produces chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide.  Chemical Distribution, with twenty-nine owned and leased terminal facilities, manufactures bleach products and distributes caustic soda, bleach products, potassium hydroxide and hydrochloric acid. Winchester, with its principal manufacturing facilities in East Alton, IL and Oxford, MS, produces and distributes sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

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

On August 22, 2012, we acquired 100% of privately-held K. A. Steel Chemicals Inc. (KA Steel), whose operating results are included in the accompanying financial statements since the date of the acquisition.

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

ACQUISITIONS

KA Steel Acquisition

On August 22, 2012, we acquired 100% of privately-held KA Steel, on a debt free basis, for $338.5 million in cash, subject to certain post-closing adjustments. As of the date of acquisition, KA Steel had cash and cash equivalents of $26.2 million. The price paid is subject to a customary working capital adjustment. KA Steel is one of the largest distributors of caustic soda in North America and manufacturers and sells bleach in the Midwest.

The acquisition was partially financed with proceeds from the $200 million of 5.50% senior notes (2022 Notes) sold on August 22, 2012 with a maturity date of August 15, 2022. Proceeds from the 2022 Notes were $196.0 million, after expenses of $4.0 million. The 2022 Notes were issued at par value. Interest will be paid semi-annually beginning on February 15, 2013.

For segment reporting purposes, KA Steel comprises the newly created Chemical Distribution segment. The KA Steel results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition. Our results for the three and nine months ended September 30, 2012 include KA Steel sales of $47.6 million and $1.9 million of segment income, which includes depreciation and amortization expense of $1.7 million primarily associated with the acquisition fair valuing of KA Steel.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  We are in the process of determining the fair values of KA Steel's tangible and intangible assets and liabilities. Initial estimates of those fair values are included in this interim report; however, the valuation process is not complete, and we expect that adjustments to the initial valuation will be required. The following table summarizes the preliminary allocation of the purchase price to KA Steel's assets and liabilities:

August 22, 2012
($ in millions)
Total current assets	$126.0
Property, plant and equipment	23.9
Intangible assets	139.5
Total assets acquired	289.4
Total current liabilities	63.2
Other liabilities	10.1
Total liabilities assumed	73.3
Net identifiable assets acquired	216.1
Goodwill	124.9
Fair value of net assets acquired	$341.0
Supplemental Data
Cash paid	$338.5
Olin trade accounts receivable from KA Steel	2.5
Total fair value of consideration	$341.0

Included in total current assets is cash and cash equivalents of $26.2 million and receivables of $61.8 million with a contracted value of $63.5 million. Included in other liabilities is an accrued pension withdrawal liability of $10.0 million for a multi-employer defined benefit pension plan.

Based on preliminary valuations, we allocated $128.6 million of the purchase price to intangible assets relating to customers, customer contracts and relationships, which management estimates to have a useful life of ten years, and $10.9 million to intangible assets associated with the KA Steel trade name, which management estimates to have an indefinite useful life. These identifiable intangible assets were included in other assets. Based on preliminary valuations, $124.9 million was assigned to goodwill, all of which is deductible for tax purposes.  The primary reasons for the acquisition and the principal factors that contributed to a KA Steel purchase price that resulted in the recognition of goodwill are the expanded capability to market and sell caustic soda, potassium hydroxide, and hydrochloric acid, as well as, the geographic diversification the KA Steel locations provide us, and the strengthened position in the industrial bleach segment.

Goodwill and the indefinite-lived trade name intangible asset recorded in the acquisition are not amortized but will be reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

The following pro forma summary presents the condensed statement of income as if the acquisition of KA Steel had occurred on January 1, 2011 (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions, except per share data)
Sales	$686.9	$656.2	$1,879.8	$1,803.4
Net income	39.3	44.5	124.9	220.4
Net income per common share:
Basic	$0.49	$0.56	$1.56	$2.76
Diluted	$0.48	$0.55	$1.54	$2.73

The pro forma statement of income was prepared based on historical financial information and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma statement of income uses estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information is not intended to reflect the actual results that would have occurred had the companies actually been combined during the period presented.  The pro forma data reflect the application of the following adjustments:

•
Additional amortization expense related to the fair value of acquired identifiable intangible assets ($2.0 million and $3.5 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $9.0 million and $10.3 million for the nine months ended September 30, 2012 and September 30, 2011, respectively).

•
Additional depreciation expense related to the fair value adjustment to property, plant and equipment and conforming KA Steel's useful lives to ours (zero and $0.1 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $0.2 million for both the nine months ended September 30, 2012 and September 30, 2011).

•
Increase in interest expense related to the 2022 Notes issued in conjunction with this acquisition ($1.6 million and $2.8 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $7.1 million and $8.3 million for the nine months ended September 30, 2012 and September 30, 2011, respectively).

•
Elimination of intersegment sales of caustic soda and bleach to KA Steel from Chlor Alkali Products at prices that approximate market ($4.6 million and $15.0 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $23.2 million and $37.0 million for the nine months ended September 30, 2012 and September 30, 2011, respectively).

•
Elimination of transaction costs incurred in 2012 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($8.3 million for the three and nine months ended September 30, 2012).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision reflects an increase (decrease) of $3.9 million and $(2.6) million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $0.7 million and $(5.0) million for the nine months ended September 30, 2012 and September 30, 2011, respectively, associated with the incremental pretax income, the fair value adjustments for acquired intangible assets and property, plant and equipment, and the interest expense of the $200 million senior notes issued in conjunction with this acquisition, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

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

For segment reporting purposes, SunBelt has been included in Chlor Alkali Products.  The SunBelt results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition.  The following pro forma summary presents the condensed statement of income as if the acquisition of SunBelt had occurred on January 1, 2011 (unaudited).

Nine Months Ended
September 30, 2011
($ in millions, except per share data)
Sales	$1,541.6
Net income	121.9
Net income per common share:
Basic	$1.53
Diluted	$1.51

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

•	Additional amortization expense related to the fair value of acquired identifiable intangible assets ($0.1 million for the nine months ended September 30, 2011).

•	Reduction of depreciation expense related to the fair value adjustment to property, plant and equipment ($1.0 million for the nine months ended September 30, 2011).

•	Reduction in interest expense as a result of increasing the carrying value of acquired debt obligations to its estimated fair value ($0.1 million for the nine months ended September 30, 2011).

•	Additional accretion expense for the earn out liability that was recorded as a result of the acquisition ($0.4 million for the nine months ended September 30, 2011).

•
Elimination of transaction costs incurred in 2011 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($0.8 million for the nine months ended September 30, 2011).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision for the nine months ended September 30, 2011 reflects a reduction of $76.0 million related to the elimination of the gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt.  The pro forma tax provision reflects an increase of $2.3 million for the nine months ended September 30, 2011, associated with the incremental pretax income and the fair value adjustments for acquired intangible assets, property, plant and equipment and the SunBelt Notes, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

RESTRUCTURING CHARGES

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility will be converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The project has an estimated capital cost of approximately $165 million.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limits our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25%.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removes the highest cost production capacity from our system.  Mercury cell chlor alkali production at the Augusta, GA facility was discontinued at the end of September, 2012 and the first of the two new membrane cell rooms at Charleston, TN was successfully started up in the third quarter of 2012. The reconfiguration at Charleston, TN will be completed in the fourth quarter of 2012 with the expected startup of the second membrane cell room. These actions reduced our Chlor Alkali capacity by 160,000 tons. For the three months ended September 30, 2012 and 2011, we recorded pretax restructuring charges of $0.5 million and $2.0 million, respectively, for employee severance and related benefit costs and facility exit costs.  For the nine months ended September 30, 2012 and 2011, we recorded pretax restructuring charges of $1.0 million and $2.3 million, respectively, for employee severance and related benefit costs and facility exit costs.  We expect to incur additional restructuring charges through 2013 of approximately $7 million related to the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  Consistent with this decision we have initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  We currently expect to complete this relocation by the end of 2015.  For the three and nine months ended September 30, 2012, we recorded pretax restructuring charges of $1.8 million and $5.0 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs.  For the three and nine months ended September 30, 2011 we recorded pretax restructuring charges of $2.1 million and $4.3 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs. Additionally, for the nine months ended September 30, 2011 a portion of the charge related to a non-cash pension curtailment. These 2011 restructuring charges related primarily to the ratification of a new five and one half year Winchester, East Alton, IL union labor agreement.  We expect to incur additional restructuring charges through 2016 of approximately $11 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2010 restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2012:

	Employee severance and job related benefits	Pension and other postretirement benefits curtailment	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2011	$6.0	$—	$1.0	$—	$—	$7.0
Restructuring charges:
First quarter	0.1	—	—	—	—	0.1
Second quarter	0.9	1.1	—	0.3	0.1	2.4
Third quarter	2.7	—	—	1.0	0.4	4.1
Amounts utilized	(0.2)	(1.1)	(0.2)	(1.3)	(0.5)	(3.3)
Balance at September 30, 2011	$9.5	$—	$0.8	$—	$—	$10.3
Balance at January 1, 2012	$11.3	$—	$0.8	$—	$—	$12.1
Restructuring charges:
First quarter	0.9	—	—	0.8	0.2	1.9
Second quarter	1.0	—	—	0.7	0.1	1.8
Third quarter	1.3	—	—	0.5	0.5	2.3
Amounts utilized	(1.5)	—	(0.2)	(2.0)	(0.8)	(4.5)
Balance at September 30, 2012	$13.0	$—	$0.6	$—	$—	$13.6

The following table summarizes the cumulative restructuring charges of these 2010 restructuring actions by major component through September 30, 2012:

	Chlor Alkali Products	Winchester	Total
	($ in millions)
Write-off of equipment and facility	$17.5	$—	$17.5
Employee severance and job related benefits	5.5	10.1	15.6
Facility exit costs	7.7	0.8	8.5
Pension and other postretirement benefits curtailment	—	4.1	4.1
Employee relocation costs	0.1	4.1	4.2
Lease and other contract termination costs	1.0	—	1.0
Total cumulative restructuring charges	$31.8	$19.1	$50.9

As of September 30, 2012, we have incurred cash expenditures of $9.0 million and non-cash charges of $28.3 million related to these restructuring actions.  The remaining balance of $13.6 million is expected to be paid out in 2012 through 2016.

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

Allowance for doubtful accounts receivable consisted of the following:

	September 30,
	2012	2011
	($ in millions)
Balance at beginning of year	$3.2	$4.8
Provisions charged	0.6	0.8
(Write-offs) recoveries, net	(0.1)	(1.7)
Balance at end of period	$3.7	$3.9

Provisions (credited) charged to operations were $(0.4) million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively.

INVENTORIES

Inventories consisted of the following:

	September 30, 2012	December 31, 2011	September 30, 2011
	($ in millions)
Supplies	$35.6	$35.0	$32.8
Raw materials	73.1	75.7	69.8
Work in process	33.6	31.9	32.4
Finished goods	149.3	111.7	104.9
	291.6	254.3	239.9
LIFO reserve	(77.9)	(77.7)	(73.6)
Inventories, net	$213.7	$176.6	$166.3

In conjunction with the acquisition of KA Steel, we obtained inventories with a fair value of $35.8 million, as of August 22, 2012. In conjunction with the acquisition of SunBelt, we obtained inventories with a fair value of $4.0 million, as of February 28, 2011.  Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily Chemical Distribution inventories, operating supplies, spare parts and maintenance parts.  Elements of costs in inventories included raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2012, reflect certain estimates relating to inventory quantities and costs at December 31, 2012.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $77.9 million, $77.7 million and $73.6 million higher than reported at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

OTHER ASSETS

Included in other assets were the following:

	September 30, 2012	December 31, 2011	September 30, 2011
	($ in millions)
Investments in non-consolidated affiliates	$29.1	$27.6	$27.3
Intangible assets (less accumulated amortization of $9.8 million, $6.9 million and $6.2 million, respectively)	156.4	19.2	19.6
Deferred debt issuance costs	18.0	14.2	14.7
Interest rate swaps	8.9	13.8	14.3
Other	11.2	10.8	10.9
Other assets	$223.6	$85.6	$86.8

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Computation of Income per Share	($ and shares in millions, except per share data)
Net income	$28.7	$47.2	$115.0	$223.0
Basic shares	80.1	80.2	80.1	79.9
Basic net income per share	$0.36	$0.59	$1.44	$2.79
Diluted shares:
Basic shares	80.1	80.2	80.1	79.9
Stock-based compensation	0.9	0.6	0.8	0.9
Diluted shares	81.0	80.8	80.9	80.8
Diluted net income per share	$0.35	$0.58	$1.42	$2.76

The computation of dilutive shares from stock-based compensation does not include 1.0 million shares and 1.7 million shares for the three months ended September 30, 2012 and 2011, respectively, and 1.0 million shares and 0.9 million shares for the nine months ended September 30, 2012, and 2011, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2012 and 2011.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $150.5 million, $163.3 million and $164.6 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, of which $119.5 million, $132.3 million and $136.6 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)
Charges to income	$3.6	$4.0	$6.8	$13.9
Recoveries from third parties of costs incurred and expensed in prior periods	—	(1.5)	(0.1)	(11.0)
Total environmental expense	$3.6	$2.5	$6.7	$2.9

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of September 30, 2012, December 31, 2011 and September 30, 2011, our condensed balance sheets included liabilities for these legal actions of $15.8 million, $16.4 million and $16.1 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position or results of operations in the near term.

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

SHAREHOLDERS’ EQUITY

On July 21, 2011, our board of directors authorized a share repurchase program of up to 5 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased.  For the nine months ended September 30, 2012 and 2011, 0.2 million and 0.1 million shares were purchased and retired under this program at a cost of $3.1 million and $2.2 million, respectively.  As of September 30, 2012, we had purchased a total of 0.4 million shares under this program and 4.6 million shares remained authorized to be purchased.

We issued 0.1 million and 0.5 million shares representing stock options exercised for the nine months ended September 30, 2012 and 2011, respectively, with a total value of $1.4 million and $9.3 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2011	$0.4	$11.6	$(273.8)	$(261.8)
Unrealized gains (losses):
First quarter	1.3	0.4	—	1.7
Second quarter	1.0	(0.2)	—	0.8
Third quarter	—	(13.2)	—	(13.2)
Reclassification adjustments into income:
First quarter	—	(3.5)	2.8	(0.7)
Second quarter	—	(2.9)	3.3	0.4
Third quarter	—	(0.8)	3.0	2.2
Balance at September 30, 2011	$2.7	$(8.6)	$(264.7)	$(270.6)
Balance at January 1, 2012	$1.8	$(5.3)	$(290.7)	$(294.2)
Unrealized gains (losses):
First quarter	0.3	2.6	—	2.9
Second quarter	(0.8)	(4.1)	—	(4.9)
Third quarter	0.8	7.8	—	8.6
Reclassification adjustments into income:
First quarter	—	1.7	3.2	4.9
Second quarter	—	1.1	4.3	5.4
Third quarter	—	1.4	3.3	4.7
Balance at September 30, 2012	$2.1	$5.2	$(279.9)	$(272.6)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included deferred tax provisions (benefit) of $5.8 million and $(8.9) million for the three months ended September 30, 2012 and 2011, respectively, and $6.7 million and $(12.9) million for the nine months ended September 30, 2012 and 2011, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included deferred tax provisions of $2.2 million and $1.9 million for the three months ended September 30, 2012 and 2011, respectively, and $6.8 million and $5.9 million for the nine months ended September 30, 2012 and 2011, respectively.

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other operating income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $4.8 million for the three and nine months ended September 30, 2012, representing the sale of caustic soda, bleach, and hydrochloric acid to Chemical Distribution from Chlor Alkali Products, at prices that approximate market, have been eliminated from Chlor Alkali Products segment sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales:	($ in millions)
Chlor Alkali Products	$364.8	$386.1	$1,087.7	$1,065.8
Chemical Distribution	47.6	—	47.6	—
Winchester	168.8	164.1	461.8	449.5
Total sales	$581.2	$550.2	$1,597.1	$1,515.3
Income before taxes:
Chlor Alkali Products	$59.5	$76.7	$208.9	$194.7
Chemical Distribution	1.9	—	1.9	—
Winchester	16.0	13.1	38.7	37.4
Corporate/other:
Pension income	7.2	6.9	20.5	20.8
Environmental expense	(3.6)	(2.5)	(6.7)	(2.9)
Other corporate and unallocated costs	(16.8)	(15.7)	(55.5)	(52.8)
Restructuring charges	(2.3)	(4.1)	(6.0)	(6.6)
Acquisition costs	(8.3)	—	(8.3)	(0.8)
Other operating income	1.1	4.3	1.5	5.9
Interest expense	(6.0)	(7.9)	(18.3)	(22.5)
Interest income	0.2	0.2	0.7	0.7
Other (expense) income	(2.2)	(1.6)	(6.9)	179.0
Income before taxes	$46.7	$69.4	$170.5	$352.9

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation expense (income) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)
Stock-based compensation	$2.2	$1.9	$6.0	$6.7
Mark-to-market adjustments	0.5	(2.0)	1.0	(1.2)
Total expense (income)	$2.7	$(0.1)	$7.0	$5.5

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

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $4.2 million and $3.5 million for the three months ended September 30, 2012 and 2011, respectively, and $12.3 million and $10.9 million for the nine months ended September 30, 2012 and 2011, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.5	$1.6	$0.3	$0.2
Interest cost	22.9	23.4	0.7	0.7
Expected return on plans’ assets	(34.9)	(34.9)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Recognized actuarial loss	4.8	3.8	0.6	1.0
Net periodic benefit (income) cost	$(5.6)	$(6.0)	$1.6	$1.9

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$4.6	$4.8	$1.0	$0.9
Interest cost	69.0	70.6	2.4	2.6
Expected return on plans’ assets	(104.7)	(104.7)	—	—
Amortization of prior service cost	0.2	0.3	(0.1)	(0.1)
Recognized actuarial loss	15.0	11.3	2.5	2.4
Curtailment	—	1.1	—	—
Net periodic benefit (income) cost	$(15.9)	$(16.6)	$5.8	$5.8

We made cash contributions to our Canadian qualified defined benefit pension plan of $0.6 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively. In June 2011, we recorded a curtailment charge of $1.1 million related to the ratification of a new five and one half year Winchester, East Alton, IL union labor agreement. This curtailment charge was included in restructuring charges for the nine months ended September 30, 2011.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income before taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
Effective Tax Rate Reconciliation (Percent)	2012	2011	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	(0.1)	(0.1)	(0.1)	—
Domestic manufacturing/export tax incentive	0.3	(1.6)	(0.9)	(0.8)
Dividends paid to CEOP	(0.5)	(0.4)	(0.4)	(0.2)
State income taxes, net	1.5	2.4	1.0	1.2
Return to provision	0.7	2.0	0.3	0.6
Remeasurement of deferred taxes	0.5	—	0.8	(1.4)
Section 45O tax credit	(0.6)	—	(3.7)	—
Incremental tax effect of SunBelt remeasurement	—	—	—	3.5
Change in tax contingencies	0.1	(5.2)	0.7	(1.0)
Change in valuation allowance	0.7	—	(0.3)	—
Australia dividend residual tax expense	1.6	—	0.4	—
Other, net	(0.7)	(0.1)	(0.2)	(0.1)
Effective tax rate	38.5%	32.0%	32.6%	36.8%

The effective tax rates for the three months ended September 30, 2012 and 2011 included the cumulative effect of changes to our annual estimated effective tax rate from prior quarters.

The effective tax rate for the three and nine months ended September 30, 2012 included a benefit of $0.3 million and $6.3 million, respectively, associated with the Agricultural Chemicals Security Tax Credit under Section 45O of the Internal Revenue Code (IRC) (Section 45O), which is scheduled to sunset on December 31, 2012, that was or will be claimed on our 2008 to 2012 U.S. federal income tax returns. The effective tax rate for the three and nine months ended September 30, 2012 included expenses of $0.1 million and $1.3 million, respectively, associated primarily with changes in unrecognized tax benefits associated with prior years' tax positions. The effective tax rate for the three and nine months ended September 30, 2012 included a $0.7 million expense related to providing tax on previously undistributed earnings from our Winchester Australia Limited subsidiary. The effective tax rate for the three and nine months ended September 30, 2012 also included expenses of $0.2 million and $1.4 million, respectively, related to the remeasurement of deferred taxes due to an increase in state effective tax rates.

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

We completed the acquisition of KA Steel on August 22, 2012, with both parties agreeing to an election under Section 338(h)(10) of the U.S. IRC, which allows us to treat the transaction as an asset acquisition for U.S. federal income tax purposes. KA Steel does not carry forward any significant tax attributes and has an immaterial effect on our quarterly tax provision.

As of September 30, 2012, we had $40.2 million of gross unrecognized tax benefits, which would have a net $38.4 million impact on the effective tax rate, if recognized.  As of September 30, 2011, we had $38.7 million of gross unrecognized tax benefits, of which $36.6 million would have impacted the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:

	September 30,
	2012	2011
	($ in millions)
Balance at beginning of year	$37.9	$41.5
Increases for prior year tax positions	2.9	0.2
Decreases for prior year tax positions	(0.4)	—
Increases for current year tax positions	0.1	—
Settlement with taxing authorities	(0.3)	—
Reductions due to statute of limitations	—	(3.0)
Balance at end of period	$40.2	$38.7

As of September 30, 2012, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $8.3 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2007 – 2011
U.S. state income tax	2004 – 2011
Canadian federal income tax	2007 – 2011
Canadian provincial income tax	2007 – 2011

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

Energy costs, including electricity used in our Chlor Alkali Products and Chemical Distribution segments, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester segment, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  The majority of our commodity derivatives expire within one year.  Those commodity contracts that extend beyond one year correspond with raw material purchases for long-term fixed-price sales contracts.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  At September 30, 2012, December 31, 2011 and September 30, 2011, we had forward contracts to sell foreign currencies with a notional value of $8.3 million, zero and zero, respectively.  We had no forward contracts to buy foreign currencies at September 30, 2012, December 31, 2011 and September 30, 2011.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2012, $8.9 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	September 30, 2012	December 31, 2011	September 30, 2011
	($ in millions)
Copper	$59.8	$52.1	$54.3
Zinc	5.9	7.3	7.7
Lead	49.6	37.9	36.1
Natural gas	8.6	8.3	5.7

As of September 30, 2012, the counterparty to $85.6 million of these commodity forward contracts was Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company's manufacturing process.  At September 30, 2012, we had open positions in futures contracts through 2017.  If all open futures contracts had been settled on September 30, 2012, we would have recognized a pretax gain of $8.4 million.

If commodity prices were to remain at September 30, 2012 levels, approximately $5.9 million of deferred gains would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of September 30, 2012, December 31, 2011 and September 30, 2011, the total notional amounts of our interest rate swaps designated as fair value hedges were zero, $80.8 million and $218.0 million, respectively.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2012, $2.0 million of this gain was included in long-term debt. In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial development and environmental improvement tax-exempt bonds (industrial revenue bonds) due in 2017.  The result was a gain of $0.2 million, which would have been recognized through 2017. In June 2012, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.2 million deferred gain was recognized in interest expense during the three months ended June 30, 2012.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2012	December 31, 2011	September 30, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011	September 30, 2011
		($ in millions)				($ in millions)
Interest rate contracts	Other current assets	$—	$—	$—	Current installments of long-term debt	$—	$—	$0.6
Interest rate contracts	Other assets	—	2.2	14.3	Long-term debt	10.9	12.7	14.0
Interest rate contracts	Other assets	—	—	—	Other liabilities	—	—	0.2
Commodity contracts – gains	Other current assets	10.4	—	—	Accrued liabilities	—	(2.5)	(2.3)
Commodity contracts – losses	Other current assets	(2.0)	—	—	Accrued liabilities	—	11.2	16.6
		$8.4	$2.2	$14.3		$10.9	$21.4	$29.1
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Other current assets	$—	$—	$0.8	Accrued liabilities	$—	$—	$0.3
Interest rate contracts – gains	Other assets	12.9	11.6	—	Other liabilities	—	—	—
Interest rate contracts – losses	Other assets	(4.0)	—	—	Other liabilities	—	1.0	—
Commodity contracts – gains	Other current assets	0.7	—	—	Accrued liabilities	—	—	—
Commodity contracts – losses	Other current assets	(0.2)	—	—	Accrued liabilities	—	1.5	0.4
		$9.4	$11.6	$0.8		$—	$2.5	$0.7
Total derivatives(1)		$17.8	$13.8	$15.1		$10.9	$23.9	$29.8

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2012	2011	2012	2011
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$12.7	$(21.7)	$10.3	$(21.3)

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(2.3)	$1.2	$(6.9)	$11.8
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.7	$1.8	$2.6	$5.8
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$0.1	$(0.1)	$0.1	$—
Commodity contracts	Cost of goods sold	0.7	(0.4)	(1.7)	(0.8)
		$0.8	$(0.5)	$(1.6)	$(0.8)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of September 30, 2012, December 31, 2011 and September 30, 2011, the amounts recognized in accrued liabilities for cash collateral provided by us to counterparties were zero, $3.9 million and $7.0 million, respectively.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at September 30, 2012	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$8.9	$—	$8.9
Commodity forward contracts	3.2	5.7	—	8.9
Liabilities
Interest rate swaps	$—	$10.9	$—	$10.9
Earn out	—	—	37.6	37.6
Balance at December 31, 2011
Assets
Interest rate swaps	$—	$13.8	$—	$13.8
Liabilities
Interest rate swaps	$—	$13.7	$—	$13.7
Commodity forward contracts	2.5	7.7	—	10.2
Earn out	—	—	49.0	49.0
Balance at September 30, 2011
Assets
Interest rate swaps	$—	$15.1	$—	$15.1
Liabilities
Interest rate swaps	$—	$15.1	$—	$15.1
Commodity forward contracts	4.8	9.9	—	14.7
Earn out	—	—	44.9	44.9

For the nine months ended September 30, 2012, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	September 30,
	2012	2011
	($ in millions)
Balance at beginning of year	$49.0	$—
(Settlements) purchases	(18.5)	42.3
Unrealized losses included in other (expense) income	7.1	2.6
Balance at end of period	$37.6	$44.9

Interest Rate Swaps

The fair value of the interest rate swaps was included in other current assets, other assets, current installments of long-term debt, accrued liabilities, long-term debt and other liabilities as of September 30, 2012, December 31, 2011 and September 30, 2011.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of September 30, 2012, December 31, 2011 and September 30, 2011, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

We had no fair value of foreign currency contracts as of September 30, 2012, December 31, 2011 and September 30, 2011.  The gains and losses of foreign currency contracts were included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Amount recorded on balance sheets
	($ in millions)
Balance at September 30, 2012	$—	$617.8	$153.0	$770.8	$726.7
Balance at December 31, 2011	—	391.4	160.9	552.3	536.4
Balance at September 30, 2011	—	486.2	124.7	610.9	589.6

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

For the nine months ended September 30, 2012, we paid $18.5 million for the earn out related to the 2011 SunBelt performance.  The 2011 earn out payment included $15.3 million that was recognized as part of the original purchase price.  The $15.3 million is included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of September 30, 2012, December 31, 2011 and September 30, 2011.  At February 28, 2011, $180.6 million of assets were measured at fair value on a nonrecurring basis.  We recognized a gain of $181.4 million for the nine months ended September 30, 2011 on our previously held investment in SunBelt, which had been accounted for under the equity method of accounting prior to the acquisition.  We remeasured our equity interest in SunBelt of $(0.8) million based on our purchase of PolyOne’s 50% interest in SunBelt.  We used Level 1 inputs for the cash payments and Level 3 inputs for the estimated earn out.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Background

Our manufacturing operations are concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products and Winchester are both capital intensive manufacturing businesses. Chlor Alkali Products operating rates are closely tied to the general economy.  Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity.  Our Chlor Alkali Products and Chemical Distribution businesses are commodity businesses where all supplier products are similar and price is the major supplier selection criterion.  We have little or no ability to influence prices in this large, global commodity market.  Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given the capacity in our Chlor Alkali Products business, can lead to significant changes in our overall profitability.  Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance.  While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

Executive Summary

KA Steel Acquisition

On August 22, 2012, we acquired privately-held KA Steel, on a debt free basis, for $338.5 million in cash, subject to certain post-closing adjustments. As of the date of acquisition, KA Steel had cash and cash equivalents of $26.2 million. The price paid is subject to a customary working capital adjustment. KA Steel is one of the largest distributors of caustic soda in North America and manufacturers and sells bleach in the Midwest. As part of the acquisition, we expensed $8.3 million of acquisition costs in the three and nine months ended September 30, 2012.

For segment reporting purposes, KA Steel comprises the newly created Chemical Distribution segment. Our results for the three and nine months ended September 30, 2012 include KA Steel sales of $47.6 million and $1.9 million of segment income, which includes depreciation and amortization expense of $1.7 million primarily associated with the acquisition fair valuing of KA Steel.

As a result of acquiring KA Steel, we anticipate realizing approximately $35 million of annual synergies at the end of three years. These synergies include opportunities to sell additional volumes of products we produce such as bleach, hydrochloric acid and potassium hydroxide through KA Steel and to optimize freight cost and logistics assets between us and KA Steel. Also, under the terms of the acquisition, both parties agreed to make an election under Section 338(h)(10) of the U.S. IRC that is expected to result in cash tax benefits to us that have a net present value of approximately $60 million.

Financing

On August 22, 2012, we sold $200 million of 2022 Notes with a maturity of August 15, 2022. The 2022 Notes were issued at par value. Interest will be paid semi-annually beginning on February 15, 2013. The acquisition of KA Steel was partially financed with proceeds of $196.0 million, after expenses of $4.0 million, from the 2022 Notes.

Other Highlights

Chlor Alkali Products’ segment income was $59.5 million and $208.9 million for the three and nine months ended September 30, 2012, respectively. Chlor Alkali Products' third quarter 2012 segment income decreased 22% compared to the third quarter of 2011. Segment income was lower than the comparable period in the prior year, as a result of lower ECU prices and decreased chlorine and caustic soda volumes. Third quarter 2012 also included $4.9 million of costs associated with two plant startups. Operating rates in Chlor Alkali Products for the third quarter of 2012 were 83%, which was higher than the second quarter of 2012 level of 79% but lower than third quarter of 2011 level of 85%.

Third quarter of 2012 ECU netbacks of approximately $560 were 6% lower than the third quarter of 2011 ECU netbacks of $595, and 3% lower than the second quarter of 2012 level of approximately $575. The decline from both periods was due to lower chlorine prices.  ECU netbacks in the fourth quarter of 2012 are forecast to be higher than the third quarter of 2012 reflecting benefits from a portion of the caustic soda price increase that was announced in the second quarter totaling $60 per ton.  In the third quarter of 2012, an additional caustic soda price increase was announced of $70 per ton. While the success of the $70 per ton caustic soda price increase is not yet known, the majority of the benefit, if realized, would impact first quarter 2013 results.

Winchester segment income was $16.0 million and $38.7 million for the three and nine months ended September 30, 2012, respectively. The increase in third quarter and year to date segment income compared to the comparable periods last year reflects the impact of higher selling prices and lower commodity metals costs, partially offset by higher other material costs, higher manufacturing costs and transition costs associated with our ongoing relocation of the centerfire operations to Oxford, MS.

During the third quarter, we were notified by the U.S. Army that our joint venture with BAE Systems, named U.S. Munitions, was not the successful bidder for the Lake City Army Ammunition plant contract. The Lake City Army Ammunition Plant is the U.S. Army's primary manufacturing location for small caliber ammunition.

Capital spending of $210.8 million for the nine months ended September 30, 2012 included $101.0 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, $46.9 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites and $15.2 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively. Also, the first of the two new membrane cell rooms at Charleston, TN was successfully started up in the third quarter.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions, except per share data)
Sales	$581.2	$550.2	$1,597.1	$1,515.3
Cost of goods sold	475.8	432.7	1,260.1	1,205.6
Gross margin	105.4	117.5	337.0	309.7
Selling and administration	42.4	39.8	131.2	121.0
Restructuring charges	2.3	4.1	6.0	6.6
Acquisition costs	8.3	—	8.3	0.8
Other operating income	1.1	4.3	1.5	5.9
Operating income	53.5	77.9	193.0	187.2
Earnings of non-consolidated affiliates	1.2	0.8	2.0	8.5
Interest expense	6.0	7.9	18.3	22.5
Interest income	0.2	0.2	0.7	0.7
Other (expense) income	(2.2)	(1.6)	(6.9)	179.0
Income before taxes	46.7	69.4	170.5	352.9
Income tax provision	18.0	22.2	55.5	129.9
Net income	$28.7	$47.2	$115.0	$223.0
Net income per common share:
Basic	$0.36	$0.59	$1.44	$2.79
Diluted	$0.35	$0.58	$1.42	$2.76

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Sales for the three months ended September 30, 2012 were $581.2 million compared to $550.2 million in the same period last year, an increase of $31.0 million, or 6%.  Sales of the newly acquired Chemical Distribution segment were $47.6 million. Chlor Alkali Products’ sales decreased $21.3 million, or 6%, primarily due to decreased chlorine and caustic soda volumes and lower ECU prices.  Our ECU netbacks decreased 6% compared to the same period in the prior year.  Winchester sales increased by $4.7 million, or 3%, from the three months ended September 30, 2011 primarily due to higher selling prices and increased shipments to domestic commercial customers, partially offset by lower shipments to law enforcement agencies and military customers.

Gross margin decreased $12.1 million, or 10%, compared to the three months ended September 30, 2011, primarily as a result of lower ECU netbacks and decreased chlorine and caustic soda volumes, partially offset by increased gross margin from bleach and hydrochloric acid, increased Winchester gross margin resulting from higher selling prices and additional gross margin contributed by the newly acquired Chemical Distribution segment.  Gross margin as a percentage of sales decreased to 18% in 2012 from 21% in 2011.

Selling and administration expenses for the three months ended September 30, 2012 increased $2.6 million, or 7%, from the three months ended September 30, 2011 primarily due to increased management incentive compensation expense of $4.0 million, primarily due to mark-to-market adjustments on stock-based compensation and selling and administration expenses of the acquired KA Steel operations of $0.9 million, partially offset by reduced relocation costs of $1.5 million and lower bad debt costs of $1.0 million. Selling and administration expenses as a percentage of sales were 7% in 2012 and 2011.

Restructuring charges for the three months ended September 30, 2012 and 2011 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition costs for the three months ended September 30, 2012 were related to the acquisition of KA Steel.

Other operating income for the three months ended September 30, 2012 decreased by $3.2 million from the same period in 2011.  Other operating income for the three months ended September 30, 2011 included a gain of $3.7 million on the sale of a former manufacturing site.

Interest expense decreased by $1.9 million in 2012, primarily due to an increase of $2.2 million in capitalized interest, primarily associated with the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, and lower interest rates, partially offset by a higher level of debt outstanding.

Other (expense) income for the three months ended September 30, 2012 and 2011 included $2.3 million and $1.7 million, respectively, of expense for our earn out liability from the SunBelt acquisition.

The effective tax rate for the three months ended September 30, 2012 included a $0.7 million expense associated with previously undistributed earnings from our Winchester Australia Limited subsidiary, a $0.3 million expense associated with the finalization of prior year's income tax returns and $0.2 million expense associated with the remeasurement of deferred taxes. After giving consideration to these three items of $1.2 million, the effective tax rate for the three months ended September 30, 2012 of 36.0% was higher than the 35% U.S. federal statutory rate, primarily due to state income taxes, which were partially offset by favorable permanent tax deduction items and the utilization of certain state tax credits. The effective tax rate for the three months ended September 30, 2011 included a $3.6 million reduction in expense associated with the expiration of statutes of limitation in domestic jurisdictions and a $1.4 million expense associated with the finalization of our 2010 domestic income tax returns.  After giving consideration to these two items of $2.2 million, the effective tax rate for the three months ended September 30, 2011 of 35.2% was higher than the 35% U.S. federal statutory rate primarily due to state income taxes, which were partially offset by favorable permanent tax deduction items and the utilization of certain state tax credits.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Sales for the nine months ended September 30, 2012 were $1,597.1 million compared to $1,515.3 million in the same period last year, an increase of $81.8 million, or 5%.  Sales of the newly acquired Chemical Distribution segment were $47.6 million. Chlor Alkali Products’ sales increased $21.9 million, or 2%, primarily due to higher ECU prices and the ownership of SunBelt for the full period.  Our ECU netbacks, including SunBelt, increased 3% compared to the same period in the prior year.  Winchester sales increased by $12.3 million, or 3%, from the nine months ended September 30, 2011 primarily due to higher selling prices and increased shipments to domestic commercial customers, partially offset by lower shipments to law enforcement agencies and military customers.

Gross margin increased $27.3 million, or 9%, compared to the nine months ended September 30, 2011, primarily as a result of higher ECU netbacks, the ownership of SunBelt for the full period, increased gross margin from bleach and hydrochloric acid, and additional gross margin contributed by the newly acquired Chemical Distribution segment, partially offset by the impact of decreased recoveries of $10.9 million from third parties for environmental costs incurred and expensed in prior periods.  There were $0.1 million of recoveries for environmental costs incurred and expensed in prior periods for the nine months ended September 30, 2012. Gross margin as a percentage of sales increased to 21% in 2012 from 20% in 2011.

Selling and administration expenses for the nine months ended September 30, 2012 increased $10.2 million, or 8%, from the nine months ended September 30, 2011 primarily due to a higher level of legal and legal-related settlement expenses of $3.9 million, increased salary and benefit costs of $3.5 million, increased management incentive compensation expense of $3.5 million, which includes mark-to-market adjustments on stock-based compensation, the inclusion of a full period of SunBelt’s selling and administration expenses of $1.5 million and selling and administration expenses of the acquired KA Steel operations of $0.9 million.  These increases were partially offset by reduced relocation costs of $3.5 million.  Selling and administration expenses as a percentage of sales were 8% in 2012 and 2011.

Restructuring charges for the nine months ended September 30, 2012 and 2011 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition costs for the nine months ended September 30, 2012 were related to the acquisition of KA Steel. Acquisition costs for the nine months ended September 30, 2011 were related to the acquisition of the remaining 50% of SunBelt.

Other operating income for the nine months ended September 30, 2012 decreased by $4.4 million from the same period in 2011.  Other operating income for the nine months ended September 30, 2012 and 2011 included $0.9 million and $1.1 million, respectively, on the disposition of property, plant and equipment primarily associated with the Charleston, TN conversion project. Other operating income for the nine months ended September 30, 2011 also included a gain of $3.7 million on the sale of a former manufacturing site.

The earnings of non-consolidated affiliates were $2.0 million for the nine months ended September 30, 2012, a decrease of $6.5 million from the nine months ended September 30, 2011.  On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

Interest expense decreased by $4.2 million in 2012, primarily due to an increase of $4.6 million in capitalized interest, primarily associated with the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, partially offset by a higher level of debt outstanding.

Other (expense) income for the nine months ended September 30, 2012 and 2011 included $7.1 million and $2.6 million, respectively, of expense for our earn out liability from the SunBelt acquisition.  Other (expense) income for the nine months ended September 30, 2011 also included a gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.

The effective tax rate for the nine months ended September 30, 2012 included a $6.3 million benefit related to the Section 45O credits and a $1.4 million benefit related to a valuation allowance release related to our state tax credits, partially offset by a $1.4 million expense associated with the remeasurement of deferred taxes, a $1.3 million expense associated with changes in tax contingencies, and a $0.7 million expense associated with previously undistributed earnings from our Winchester Australia Limited subsidiary. After giving consideration to these five items of $4.3 million, the effective tax rate for the nine months ended September 30, 2012 of 35.1% was slightly higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes, which were partially offset by favorable permanent tax deductions and the utilization of certain state tax credits. The effective tax rate for the nine months ended September 30, 2011 included a $3.5 million reduction in expense associated with the expiration of statutes of limitation in domestic jurisdictions, a $4.9 million reduction in expense associated with the remeasurement of deferred taxes due to an increase in state effective tax rates, a $2.1 million expense associated with the finalization of our 2010 domestic and Canadian tax returns and a $76.0 million increase in expense associated with the remeasurement of our SunBelt investment.  After giving consideration to these four items of $69.7 million, and the SunBelt pretax gain of $181.4 million, for the nine months ended September 30, 2011, the effective tax rate of 35.1% was slightly higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes which were partially offset by favorable permanent tax deduction items and the utilization of certain state tax credits.

Segment Results

We define segment results as income before interest expense, interest income, other operating income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $4.8 million for the three and nine months ended September 30, 2012, representing the sale of caustic soda, bleach, and hydrochloric acid to Chemical Distribution from Chlor Alkali Products, at prices that approximate market, have been eliminated from Chlor Alkali Products segment sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales:	($ in millions)
Chlor Alkali Products	$364.8	$386.1	$1,087.7	$1,065.8
Chemical Distribution	47.6	—	47.6	—
Winchester	168.8	164.1	461.8	449.5
Total sales	$581.2	$550.2	$1,597.1	$1,515.3
Income before taxes:
Chlor Alkali Products(1)	$59.5	$76.7	$208.9	$194.7
Chemical Distribution	1.9	—	1.9	—
Winchester	16.0	13.1	38.7	37.4
Corporate/other:
Pension income(2)	7.2	6.9	20.5	20.8
Environmental expense(3)	(3.6)	(2.5)	(6.7)	(2.9)
Other corporate and unallocated costs	(16.8)	(15.7)	(55.5)	(52.8)
Restructuring charges(4)	(2.3)	(4.1)	(6.0)	(6.6)
Acquisition costs(5)	(8.3)	—	(8.3)	(0.8)
Other operating income(6)	1.1	4.3	1.5	5.9
Interest expense(7)	(6.0)	(7.9)	(18.3)	(22.5)
Interest income	0.2	0.2	0.7	0.7
Other (expense) income(8)	(2.2)	(1.6)	(6.9)	179.0
Income before taxes	$46.7	$69.4	$170.5	$352.9

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $1.2 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively, and $2.0 million and $8.5 million for the nine months ended September 30, 2012 and 2011, respectively.  On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

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

(3)
Environmental expense for the three months ended September 30, 2012 and 2011 included zero and $1.5 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense for the nine months ended September 30, 2012 and 2011 included $0.1 million and $11.0 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense is included in cost of goods sold in the condensed statements of income.

(4)
Restructuring charges for the three and nine months ended September 30, 2012 and 2011 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)
Acquisition costs for the three and nine months ended September 30, 2012 were related to the acquisition of KA Steel. Acquisition costs for the nine months ended September 30, 2011 were related to the acquisition of the remaining 50% of SunBelt.

(6)	Other operating income for the three and nine months ended September 30, 2011 included a gain of $3.7 million on the sale of a former manufacturing site.

(7)
Interest expense was reduced by capitalized interest of $2.5 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $5.3 million and $0.7 million for the nine months ended September 30,

2012 and 2011, respectively.

(8)
Other (expense) income for the three months ended September 30, 2012 and 2011 included $2.3 million and $1.7 million, respectively, of expense for our earn out liability from the SunBelt acquisition and $7.1 million and $2.6 million for the nine months ended September 30, 2012 and 2011, respectively.  Other (expense) income for the nine months ended September 30, 2011 also included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.  The income tax provision for the nine months ended September 30, 2011 included a $76.0 million discrete deferred tax expense as a result of the remeasurement of the SunBelt investment.

Chlor Alkali Products

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Chlor Alkali Products’ sales for the three months ended September 30, 2012 were $364.8 million compared to $386.1 million for the three months ended September 30, 2011, a decrease of $21.3 million, or 6%.  The sales decrease was primarily due to lower chlorine and caustic soda volumes of 5% and lower ECU pricing, which decreased 6% from the three months ended September 30, 2011.  The decreases were partially offset by increased bleach volumes of 9% for the three months ended September 30, 2012 compared to the same period last year. Our ECU netback, including SunBelt, was approximately $560 for the three months ended September 30, 2012 compared to approximately $595 for the three months ended September 30, 2011.  Freight costs included in the ECU netback decreased 2% for the three months ended September 30, 2012, compared to the same period last year.  Our operating rate for the three months ended September 30, 2012 was 83%, compared to the operating rate of 85% for the three months ended September 30, 2011. The lower operating rate for 2012 resulted from lower chlorine demand.

Chlor Alkali Products generated segment income of $59.5 million for the three months ended September 30, 2012, compared to $76.7 million for the same period in 2011, a decrease of $17.2 million.  Chlor Alkali Products segment income was lower primarily due to decreased volumes ($9.2 million) and lower ECU netbacks ($8.4 million), partially offset by decreased operating costs ($0.4 million).

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Chlor Alkali Products’ sales for the nine months ended September 30, 2012 were $1,087.7 million compared to $1,065.8 million for the nine months ended September 30, 2011, an increase of $21.9 million, or 2%.  The sales increase was primarily due to higher ECU pricing, which increased 3% from the nine months ended September 30, 2011, and increased SunBelt sales of $33.1 million for the additional two months of our ownership.  Bleach volumes increased 9% for the nine months ended September 30, 2012 compared to the same period last year, while hydrochloric acid volumes also increased 6% compared to the nine months ended September 30, 2011.  Our ECU netback, including SunBelt, was approximately $575 for the nine months ended September 30, 2012 compared to approximately $560 for the nine months ended September 30, 2011.  Freight costs included in the ECU netback increased 3% for the nine months ended September 30, 2012, compared to the same period last year, primarily due to higher railroad freight rates.  Our operating rate for the nine months ended September 30, 2012 was 81%, compared to the operating rate of 83% for the nine months ended September 30, 2011.

Chlor Alkali Products generated segment income of $208.9 million for the nine months ended September 30, 2012, compared to $194.7 million for the same period in 2011, an increase of $14.2 million.  Chlor Alkali Products segment income was higher primarily due to higher ECU netbacks ($23.8 million), higher SunBelt earnings for the additional two months of our ownership ($8.3 million), primarily related to higher ECU netbacks and $7.5 million of additional income on the remaining 50% interest we acquired, and decreased operating costs ($2.1 million).  These increases were partially offset by decreased volumes ($20.0 million).

Chemical Distribution
For segment reporting purposes, KA Steel comprises the newly created Chemical Distribution segment. The KA Steel results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition. Our results for the three and nine months ended September 30, 2012 include KA Steel sales of $47.6 million and $1.9 million of segment income, which includes depreciation and amortization expense of $1.7 million primarily associated with the acquisition fair valuing of KA Steel.

Winchester

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Winchester sales were $168.8 million for the three months ended September 30, 2012 compared to $164.1 million for the three months ended September 30, 2011, an increase of $4.7 million, or 3%.  The increase was primarily due to higher sales of ammunition to domestic commercial customers of $12.9 million, partially offset by lower shipments to military customers of $7.7 million and decreased shipments to law enforcement agencies of $1.2 million. Shipments to international customers were comparable to the same period last year.

Winchester reported segment income of $16.0 million for the three months ended September 30, 2012 compared to $13.1 million for the three months ended September 30, 2011, an increase of $2.9 million, or 22%.  The increase was primarily due to higher selling prices and the impact of decreased commodity costs ($8.0 million), partially offset by decreased volumes, increased other material costs and higher operating costs ($5.1 million).

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Winchester sales were $461.8 million for the nine months ended September 30, 2012 compared to $449.5 million for the nine months ended September 30, 2011, an increase of $12.3 million, or 3%.  Sales of ammunition to domestic commercial customers were higher by $25.0 million.  This increase was partially offset by a reduction in shipments to law enforcement agencies of $8.2 million and reduced shipments to military customers of $5.8 million.  Shipments to international customers were comparable to the same period last year.

Winchester reported segment income of $38.7 million for the nine months ended September 30, 2012 compared to $37.4 million for the nine months ended September 30, 2011, an increase of $1.3 million, or 3%.  The increase was primarily due to higher selling prices and the impact of decreased commodity costs ($14.2 million), partially offset by decreased volumes, increased other material costs, higher operating costs and transition costs associated with our ongoing relocation of the centerfire operations to Oxford, MS ($12.9 million).

Corporate/Other

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

For the three months ended September 30, 2012, pension income included in corporate/other was $7.2 million compared to $6.9 million for the three months ended September 30, 2011.  On a total company basis, defined benefit pension income for the three months ended September 30, 2012 was $5.6 million compared to $6.0 million for the three months ended September 30, 2011.

For the three months ended September 30, 2012, charges to income for environmental investigatory and remedial activities were $3.6 million compared to $2.5 million for the three months ended September 30, 2011, which included $1.5 million of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $3.6 million for the three months ended September 30, 2012 compared to $4.0 million for the three months ended September 30, 2011.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2012, other corporate and unallocated costs were $16.8 million compared to $15.7 million for the three months ended September 30, 2011, an increase of $1.1 million, or 7%.  The increase was primarily due to higher management incentive compensation expense of $2.7 million, which includes mark-to-market adjustments on stock-based compensation, and the elimination of intersegment profits in inventory on sales from the Chlor Alkali Products segment to the Chemical Distribution segment of $1.1 million, partially offset by a lower level of legal and legal-related settlement expenses of $1.0 million and lower salary and benefit costs of $1.0 million.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, pension income included in corporate/other was $20.5 million compared to $20.8 million for the nine months ended September 30, 2011.  On a total company basis, defined benefit pension income for the nine months ended September 30, 2012 was $15.9 million compared to $16.6 million for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, charges to income for environmental investigatory and remedial activities were $6.7 million compared to $2.9 million for the nine months ended September 30, 2011, which included $0.1 million and $11.0 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $6.8 million for the nine months ended September 30, 2012 compared to $13.9 million for the nine months ended September 30, 2011.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2012, other corporate and unallocated costs were $55.5 million compared to $52.8 million for the nine months ended September 30, 2011, an increase of $2.7 million, or 5%.  The increase was primarily due to higher stock-based compensation of $1.5 million, primarily resulting from mark-to-market adjustments and the elimination of intersegment profits in inventory on sales from the Chlor Alkali Products segment to the Chemical Distribution segment of $1.1 million.

Outlook

Net income in the fourth quarter of 2012 is projected to be in the $0.30 to $0.35 per diluted share range compared with $0.23 per diluted share in the fourth quarter of 2011.

In Chlor Alkali Products, the fourth quarter of 2012 segment income is expected to increase slightly compared to the fourth quarter of 2011 income of $50.3 million. The expected higher segment income compared to the fourth quarter of 2011 is due to higher volumes which more than offset lower pricing. Fourth quarter 2012 Chlor Alkali volumes are forecasted to be negatively impacted by anticipated customer outages and weaker seasonal chlorine demand. The fourth quarter of 2012 outlook also anticipates approximately $3 million of costs associated with four scheduled Olin plant maintenance outages. The Chlor Alkali Products' operating rate in the fourth quarter of 2012 is forecast to be in the mid 70% range.

Third quarter of 2012 ECU netbacks of approximately $560, were 6% lower than the third quarter of 2011 ECU netbacks of $595 and 3% lower than the second quarter of 2012 level of approximately $575. The decline from both periods was due to lower chlorine prices. ECU netbacks in the fourth quarter of 2012 are forecast to be higher than the third quarter of 2012 as benefits from a portion of the second quarter of 2012 $60 per ton caustic soda price increase more than offset continued weakness in chlorine pricing. In the third quarter of 2012, an additional caustic soda price increase was announced of $70 per ton. While the success of the $70 per ton caustic soda price increase is not yet known, the majority of the benefit, if realized, would impact first quarter 2013 results.

Bleach volumes in the third quarter of 2012 increased approximately 9% compared to third quarter 2011 levels. We have now experienced nineteen consecutive quarters, on a year-over-year basis, of volume growth in bleach shipments. The startup of our low salt, high strength bleach facilities in McIntosh, AL in the first quarter of 2012 and Niagara Falls, NY in the third quarter of 2012 increased our chlor alkali capacity that can be sold as bleach to 15%. We expect the third low salt, high strength bleach facility at our Henderson, NV chlor alkali site to startup in the first quarter of 2013. These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity. These low salt, high strength bleach facilities will manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.

Winchester segment income in the seasonally weak fourth quarter is expected to more than double compared to the fourth quarter of 2011 of $0.5 million. Increased selling prices and higher commercial volumes are forecast to positively impact the fourth quarter of 2012 compared to the fourth quarter of 2011. The ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS is also projected to contribute to the year-over-year improvement in segment income.

As a result of acquiring KA Steel, we anticipate realizing $7 million to $10 million of synergies during the first year of our ownership and approximately $35 million of annual synergies at the end of three years. These synergies include opportunities to sell additional volumes of products we produce such as bleach, hydrochloric acid and potassium hydroxide through KA Steel and to optimize freight cost and logistics assets between us and KA Steel. Also, under the terms of the acquisition, both parties agreed to make an election under Section 338(h)(10) of the IRC that is expected to result in cash tax benefits to us that have a net present value of approximately $60 million.

We anticipate that full year 2012 charges for environmental investigatory and remedial activities will be in the $8 million to $12 million range. We do not believe that there will be any additional recoveries of environmental costs incurred and expensed in prior periods in the fourth quarter of 2012.

We expect defined benefit pension plan income in 2012 to be similar to the 2011 level. Based on the December 31, 2011 funding status, we will not be required to make any cash contributions to our domestic defined benefit pension plan in 2012. Under the pension funding relief provisions of the Moving Ahead for Progress in the 21st Century legislation, we may not be required to make any additional cash contributions to our domestic defined benefit pension plan for several years. We do have a small Canadian defined benefit pension plan to which we anticipate cash contributions of less than $1 million in 2012.

During the fourth quarter of 2012, we are anticipating pretax restructuring charges of approximately $3 million primarily associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012. We are expecting total pretax restructuring charges for 2012 related to these projects to be approximately $9 million. We expect to incur additional restructuring charges through 2016 totaling approximately $11 million related to our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. We also expect to incur additional restructuring charges through 2013 totaling approximately $7 million related to exiting the use of mercury cell technology in the chlor alkali manufacturing process.

After giving consideration to the $4.3 million of favorable tax adjustments for the nine months ended September 30, 2012, we believe the full year 2012 effective tax rate will be approximately 34%.

Capital spending for the nine months ended September 30, 2012 was $210.8 million. Of this total, approximately 48% supported the conversion of our Charleston, TN facility from mercury cell technology to membrane technology and approximately 22% supported the three low salt, high strength bleach projects. As a result of these projects, for the full year 2012, we expect capital spending to be in the $240 million to $250 million range. We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively. We expect to complete the third low salt, high strength bleach facility at Henderson, NV in the first quarter of 2013. The first of the two new membrane cell rooms at Charleston, TN was successfully started up in the third quarter of 2012. The second membrane cell room at Charleston, TN is expected to startup in the fourth quarter of 2012. With the completion of the Charleston, TN conversion project in 2012, the completion of two of the three low salt, high strength bleach facilities, and lower levels of Winchester centerfire ammunition relocation capital spending, we expect 2013 capital spending to be approximately $100 million to $140 million lower than the 2012 level.

The combination of the high levels of capital spending in 2012 and the acquisition of KA Steel will result in increased levels of depreciation and amortization expense. We expect 2012 depreciation and amortization expense to be in the $110 million range and we expect this to increase to the $130 million to $140 million range in 2013.

Environmental Matters

Environmental provisions charged (credited) to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)
Charges to income	$3.6	$4.0	$6.8	$13.9
Recoveries from third parties of costs incurred and expensed in prior periods	—	(1.5)	(0.1)	(11.0)
Total environmental expense	$3.6	$2.5	$6.7	$2.9

Our liabilities for future environmental expenditures were as follows:

	September 30,
	2012	2011
	($ in millions)
Balance at beginning of year	$163.3	$167.6
Charges to income	6.8	13.9
Remedial and investigatory spending	(20.1)	(16.3)
Currency translation adjustments	0.5	(0.6)
Balance at end of period	$150.5	$164.6

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2012 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $30 million.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $2.7 million at September 30, 2012.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2012 and 2011.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $150.5 million at September 30, 2012, $163.3 million at December 31, 2011 and $164.6 million at September 30, 2011, of which $119.5 million, $132.3 million and $136.6 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of September 30, 2012, December 31, 2011 and September 30, 2011, our condensed balance sheets included liabilities for these legal actions of $15.8 million, $16.4 million and $16.1 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position or results of operations in the near term.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
	2012	2011
Provided By (Used For)	($ in millions)
Gain on remeasurement of investment in SunBelt	$—	$(181.4)
Net operating activities	158.6	112.4
Capital expenditures	(210.8)	(128.4)
Business acquired in purchase transaction, net of cash acquired	(312.3)	(123.4)
Restricted cash activity	33.2	30.4
Net investing activities	(482.6)	(211.8)
Long-term debt borrowings, net of repayments	192.3	—
Earn out payment – SunBelt	(15.3)	—
Net financing activities	122.3	(40.9)

Operating Activities

For the nine months ended September 30, 2012, cash provided by operating activities increased by $46.2 million from the nine months ended September 30, 2011, primarily due to a smaller increase in working capital.  For the nine months ended September 30, 2012, working capital increased $45.9 million compared to an increase of $70.9 million in 2011.  Receivables increased from December 31, 2011 by $48.6 million as a result of higher sales in the third quarter of 2012 compared with fourth quarter of 2011.  Accounts payable and accrued liabilities increased from December 31, 2011 by $15.0 million.  The 2012 cash from operations was also impacted by a $5.9 million decrease in cash tax payments.

Investing Activities

Capital spending of $210.8 million for the nine months ended September 30, 2012 was $82.4 million higher than the corresponding period in 2011.  Capital spending for the nine months ended September 30, 2012 included $101.0 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, $46.9 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites and $15.2 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

For the total year 2012, we expect our capital spending to be in the $240 million to $250 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, the low salt, high strength bleach facilities, the reconfiguration of our Augusta, GA facility to manufacture bleach and distribute caustic soda, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  The first of the two new membrane cell rooms at Charleston, TN was successfully started up in the third quarter of 2012. The second membrane cell room at Charleston, TN is expected to startup in the fourth quarter of 2012. We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and expect the remaining low salt, high strength bleach facility at Henderson, NV to be completed during the first quarter of 2013.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.  We expect depreciation and amortization expense to be in the $110 million range for 2012.

On August 22, 2012, we acquired KA Steel and paid cash of $312.3 million, subject to certain post-closing adjustments, net of $26.2 million of cash acquired.

On February 28, 2011, we acquired the remaining 50% interest in SunBelt and paid cash of $123.4 million, net of $8.9 million of cash acquired.

For the nine months ended September 30, 2012 and 2011, we utilized $33.2 million and $30.4 million, respectively, of restricted cash that was required to be used to fund capital projects in Alabama, Mississippi and Tennessee.

For the nine months ended September 30, 2012, we entered into sale/leaseback agreements for barges and chlorine railcars that we acquired in 2012.  We received proceeds from the sale of $3.5 million.

Financing Activities

In August 2012, we sold $200 million of 2022 Notes with a maturity date of August 15, 2022. The 2022 Notes were issued at par value. Interest will be paid semi-annually beginning on February 15, 2013. The acquisition of KA Steel was partially financed with proceeds of $196.0 million, after expenses of $4.0 million, from the 2022 Notes.

In June 2012, we redeemed industrial revenue bonds totaling $7.7 million with a maturity date of 2017. We paid a premium of $0.2 million to the bond holders, which was included in interest expense. We also recognized a $0.2 million deferred gain in interest expense related to the interest rate swap, which was terminated in March 2012, on these industrial revenue bonds.

For the nine months ended September 30, 2012, we paid $18.5 million for the earn out related to the 2011 SunBelt performance.  The 2011 earn out payment included $15.3 million that was recognized as part of the original purchase price.  The $15.3 million is included as a financing activity in the statement of cash flows.

We issued 0.1 million shares and 0.5 million shares representing stock options exercised for the nine months ended September 30, 2012 and 2011, respectively, with a total value of $1.4 million and $9.3 million, respectively.

For the nine months ended September 30, 2012 and 2011, we purchased and retired 0.2 million and 0.1 million shares with a total value of $3.1 million and $2.2 million, respectively, under the share repurchase program approved by our board of directors on July 21, 2011.

The percent of total debt to total capitalization increased to 40.3% at September 30, 2012 from 35.2% at December 31, 2011.  The increase was due to a higher level of long-term debt at September 30, 2012 resulting from the issuance of the 2022 Notes, partially offset by higher shareholders’ equity primarily resulting from the net income for the nine months ended September 30, 2012.

In the first three quarters of 2012 and 2011, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the nine months ended September 30, 2012 and 2011 were $48.0 million for both periods.  On October 25, 2012, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 10, 2012 to shareholders of record on November 9, 2012.

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

For the nine months ended September 30, 2012, cash provided by operating activities increased by $46.2 million from the nine months ended September 30, 2011, primarily due to a smaller increase in working capital.  For the nine months ended September 30, 2012, working capital increased $45.9 million compared to an increase of $70.9 million in 2011.  Receivables increased from December 31, 2011 by $48.6 million as a result of higher sales in the third quarter of 2012 compared with fourth quarter of 2011.  Accounts payable and accrued liabilities increased from December 31, 2011 by $15.0 million.  The 2012 cash from operations was also impacted by a $5.9 million decrease in cash tax payments.

Capital spending of $210.8 million for the nine months ended September 30, 2012 was $82.4 million higher than the corresponding period in 2011.  Capital spending for the nine months ended September 30, 2012 included $101.0 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, $46.9 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites and $15.2 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

For the total year 2012, we expect our capital spending to be in the $240 million to $250 million range, which includes spending for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, the low salt, high strength bleach facilities, the reconfiguration of our Augusta, GA facility to manufacture bleach and distribute caustic soda, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  The first of the two new membrane cell rooms at Charleston, TN was successfully started up in the third quarter of 2012. The second membrane cell room at Charleston, TN is expected to startup in the fourth quarter of 2012. We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and expect the remaining low salt, high strength bleach facility at Henderson, NV to be completed during the first quarter of 2013.  These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.  We expect depreciation and amortization expense to be in the $110 million range for 2012.

The overall use of cash of $201.7 million for the nine months ended September 30, 2012, primarily reflects the acquisition of KA Steel and capital spending for the conversion of our Charleston, TN facility, our low salt, high strength bleach facilities, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations, partially offset by the issuance of the 2022 Notes. Based on the seasonality of our working capital, our September 30, 2012 unrestricted cash balance of $103.1 million, the restricted cash balance of $18.5 million and the availability of $233.3 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

On July 21, 2011, our board of directors authorized a share repurchase program for up to 5 million shares of common stock that will terminate in three years for any remaining shares not yet repurchased.  For the nine months ended September 30, 2012 and 2011, 0.2 million and 0.1 million shares were purchased and retired under this program at a cost of $3.1 million and $2.2 million, respectively. As of September 30, 2012, we had purchased a total of 0.4 million shares under this program and 4.6 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions.

In August 2012, we sold $200 million of 2022 Notes with a maturity date of August 15, 2022. The 2022 Notes were issued at par value. Interest will be paid semi-annually beginning on February 15, 2013. The acquisition of KA Steel was partially financed with proceeds of $196.0 million, after expenses of $4.0 million, from the 2022 Notes.

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

In December 2010, we completed a financing of American Recovery and Reinvestment Act of 2009 (Recovery Zone) tax-exempt bonds totaling $41.0 million due 2035.  The bonds were issued by the Industrial Development Board of the County of Bradley and the City of Cleveland, TN (TN Authority) pursuant to a trust indenture between the TN Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank), as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 27, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by the TN Authority to us under a loan agreement, whereby we are obligated to make loan payments to the TN Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $41.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our Charleston, TN facility mercury cell conversion.  As of September 30, 2012, $4.4 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Charleston, TN facility mercury cell conversion.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our ongoing relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of September 30, 2012, $14.1 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70 million due 2024.  The bonds include $50 million issued pursuant to the Gulf Opportunity Go Zone Act of 2005 (Go Zone) and $20 million issued pursuant to the Recovery Zone Act.  The bonds were issued by the Industrial Development Authority of Washington County, AL (AL Authority) pursuant to a trust indenture between the AL Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit agreement.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We had the option to borrow up to the entire $70 million in a series of draw downs through December 31, 2011.  We drew $36.0 million of the bonds in 2011 and $34.0 million in 2010.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility.  As of September 30, 2012, less than $0.1 million of the drawn proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the capital project spending at our McIntosh, AL facility.

On April 27, 2012, we entered into a new $265 million five-year senior revolving credit facility, which replaced the $240 million senior revolving credit facility and a $25 million letter of credit facility. The new senior revolving credit facility will expire in April, 2017. At September 30, 2012, we had $233.3 million available under our $265 million senior revolving credit facility, because we had issued $31.7 million of letters of credit under a $110 million subfacility.  The new senior revolving credit facility also has a $50 million Canadian subfacility. Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2012 and 2011, and December 31, 2011, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of September 30, 2012, there were no covenants or other restrictions that limited our ability to borrow.

At September 30, 2012, we had total letters of credit of $34.7 million outstanding, of which $31.7 million were issued under our $265 million senior revolving credit facility. The letters of credit were used to support certain long-term debt and certain workers compensation insurance policies.

Our current debt structure is used to fund our business operations.  As of September 30, 2012, we had long-term borrowings, including current installments, of $726.7 million, of which $155.9 million was issued at variable rates.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011.  The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2012, $2.0 million of this gain was included in long-term debt. In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial revenue bonds due in 2017.  The result was a gain of $0.2 million, which would have been recognized through 2017. In June 2012, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.2 million deferred gain was recognized in interest expense during the three months ended June 30, 2012.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2012, $8.9 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At September 30, 2012, December 31, 2011 and September 30, 2011, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which amends ASC 350 “Intangibles – Goodwill and Other.”  This update permits entities to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount before performing a quantitative impairment test.  If an entity concludes that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the quantitative test for that asset.  This update is effective for fiscal years beginning after September 15, 2012.  This update will not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08), which amends ASC 350 “Intangibles – Goodwill and Other.”  This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  We adopted the provisions of ASU 2011-08 on January 1, 2012.  This update did not have a material effect on our consolidated financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products and Chemical Distribution segments, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester segment, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of September 30, 2012, we maintained open positions on futures contracts totaling $123.9 million ($105.6 million at December 31, 2011 and $103.8 million at September 30, 2011).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2012, we would experience a $12.4 million ($10.6 million at December 31, 2011 and $10.4 million at September 30, 2011) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of September 30, 2012, December 31, 2011 and September 30, 2011, we had long-term borrowings of $726.7 million, $536.4 million and $589.6 million, respectively, of which $155.9 million at September 30, 2012 and December 31, 2011 and $119.9 million at September 30, 2011 were issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2012, $2.0 million of this gain was included in long-term debt. We had entered into the interest rate swaps, whereby we agreed to pay variable rates to Wells Fargo who, in turn, paid us fixed rates.

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

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2012, $8.9 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	September 30, 2012
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.5%-4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5%-4.5%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.5%-4.5%	(a)
6.75%, due 2016	$60.0	October 2011	3.5%-4.5%	(a)

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

Our interest rate swaps reduced interest expense by $2.7 million and $5.8 million for the nine months ended September 30, 2012 and 2011, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1.  Legal Proceedings.

Not Applicable.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2012	—	—	—
August 1-31, 2012	—	—	—
September 1-30, 2012	—	—	—
Total				4,605,729	(1)

(1)
On July 21, 2011, we announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock that will terminate on July 21, 2014.  Through September 30, 2012, 394,271 shares had been repurchased, and 4,605,729 shares remained available for purchase under that program.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits.

2.1
Stock Purchase Agreement dated as of July 17, 2012, by and among Olin Corporation, K. A. Steel Chemicals Inc., the stockholders of K. A. Steel Chemicals Inc. and Robert F. Steel, as the sellers' representative - Exhibit 2.1 to Form 8-K dated July 18, 2012*

4.1
Second Supplemental Indenture dated as of August 9, 2012, between Olin Corporation, The Bank of New York Mellon Trust Company, N.A., and U. S. Bank National Association - Exhibit 4.1 to Form 8-K dated August 9, 2012*

4.2	Third Supplemental Indenture dated as of August 22, 2012, between Olin Corporation and U. S. Bank National Association - Exhibit 4.1 to Form 8-K dated August 22, 2012*

4.3	Form of 5.50% Senior Notes due 2022 - Exhibit 4.2 to Form 8-K dated August 22, 2012*

10.1	Form of Executive Agreement between Olin Corporation and each of Kenneth A. Steel, Jr. and Robert F. Steel dated July 17, 2012

11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as indicated and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ John E. Fischer
Senior Vice President and Chief Financial Officer (Authorized Officer)

Date: October 29, 2012

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement dated as of July 17, 2012, by and among Olin Corporation, K. A. Steel Chemicals Inc., the stockholders of K. A. Steel Chemicals Inc. and Robert F. Steel, as the sellers' representative - Exhibit 2.1 to Form 8-K dated July 18, 2012**

4.1
Second Supplemental Indenture dated as of August 9, 2012, between Olin Corporation, The Bank of New York Mellon Trust Company, N.A., and U. S. Bank National Association - Exhibit 4.1 to Form 8-K dated August 9, 2012*

4.2	Third Supplemental Indenture dated as of August 22, 2012, between Olin Corporation and U. S. Bank National Association - Exhibit 4.1 to Form 8-K dated August 22, 2012*

4.3	Form of 5.50% Senior Notes due 2022 - Exhibit 4.2 to Form 8-K dated August 22, 2012*

10.1	Form of Executive Agreement between Olin Corporation and each of Kenneth A. Steel, Jr. and Robert F. Steel dated July 17, 2012

11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as indicated and incorporated by reference.