Form 10-K
period 2012-12-31
OLIN CORP
filed 2013-02-25
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes    ☐ No    ☒
As of June 30, 2012, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $1,658,584,968 based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2013, 80,178,682 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2013	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products manufactures and sells chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 65% of 2012 sales.  Chemical Distribution manufactures bleach products and distributes caustic soda, bleach products, potassium hydroxide and hydrochloric acid, which represent 7% of 2012 sales. Winchester products, which represent 28% of 2012 sales, include sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On August 22, 2012, we acquired 100% of privately-held K. A. Steel Chemicals Inc. (KA Steel), whose operating results are included in the accompanying financial statements since the date of the acquisition. For segment reporting purposes, KA Steel comprises the newly created Chemical Distribution segment. KA Steel is one of the largest distributors of caustic soda in North America and manufactures and sells bleach in the Midwest.

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

In May 2012, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us.  Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the North American chlor alkali market.  Chlorine, caustic soda and hydrogen are co-produced commercially by the electrolysis of salt.  These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda and 0.03 tons of hydrogen.  The industry refers to this as an Electrochemical Unit or ECU.  With a demonstrated capacity as of the end of 2012 of 2.0 million ECUs per year, we are one of the largest chlor alkali producers, measured by production capacity of chlorine and caustic soda, in North America, according to data from IHS, Inc. (IHS).  IHS is a global information consulting company established in 1959, that provides information to a variety of industries.  Approximately 55% of our caustic soda production is high purity membrane grade, which, according to IHS data, normally commands a premium selling price in the market.  According to data from CEH Marketing Research (a division of IHS), we are the largest North American producer of industrial bleach, which is manufactured using both chlorine and caustic soda.

Our manufacturing facilities in Augusta, GA; McIntosh, AL; Charleston, TN; St. Gabriel, LA; Henderson, NV; Becancour, Quebec; Santa Fe Springs, CA; Tacoma, WA; Tracy, CA; and a portion of our facility in Niagara Falls, NY are ISO 9001 certified.  In addition, Augusta, GA; McIntosh, AL; Charleston, TN; St. Gabriel, LA; Henderson, NV; Santa Fe Springs, CA; Tacoma, WA; Tracy, CA and Niagara Falls, NY are ISO 14001 certified.  ISO 9000 (which includes ISO 9001 and ISO 9002) and ISO 14000 (which includes ISO 14001) are sets of related international standards on quality assurance and environmental management developed by the International Organization for Standardization to help companies effectively document the quality and environmental management system elements to be implemented to maintain effective quality and environmental management systems.  Our facilities in Augusta, GA; McIntosh, AL; Charleston, TN; Niagara Falls, NY; and St. Gabriel, LA have also achieved Star status in the Voluntary Protection Program (VPP) of the Occupational Safety and Health Administration (OSHA).  OSHA’s VPP is a program in which companies voluntarily participate that recognizes facilities for their exemplary safety and health programs.  Our Augusta, GA; McIntosh, AL; Charleston, TN; St. Gabriel, LA; Henderson, NV; Santa Fe Springs, CA; Tacoma, WA; Tracy, CA and Niagara Falls, NY manufacturing sites and the division headquarters are accredited under the RC 14001 Responsible Care® (RC 14001) standard.  Supported by the chemical industry and recognized by government and regulatory agencies, RC 14001 establishes requirements for the management of safety, health, environmental, security, transportation, product stewardship, and stakeholder engagement activities for the business.

Chlorine is used as a raw material in the production of thousands of products for end-uses including vinyls, chlorinated intermediates, isocyanates, and water treatment.  A significant portion of U.S. chlorine production is consumed in the manufacture of ethylene dichloride, or EDC, a precursor for polyvinyl chloride, or PVC.  PVC is a plastic used in applications such as vinyl siding, plumbing and automotive parts.  We estimate that approximately 21% of our chlorine produced is consumed in the manufacture of EDC.  While much of the chlorine produced in the U.S. is consumed by the producing company to make downstream products, we sell most of the chlorine we produce to third parties in the merchant market.

Caustic soda has a wide variety of end-use applications, the largest of which in North America is in the pulp and paper industry.  Caustic soda is used in the delignification and bleaching portions of the pulping process.  Caustic soda is also used in the production of detergents and soaps, alumina and a variety of other inorganic and organic chemicals.

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-produced products and as a result of the large increments in which new capacity is added and removed.  Because chlorine and caustic soda are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-produced product.  Prices for both products respond rapidly to changes in supply and demand.  Our ECU netbacks (defined as gross selling price less freight and discounts), which include SunBelt ECU netbacks subsequent to February 28, 2011, averaged approximately $575, $570 and $475 per ECU in 2012, 2011 and 2010, respectively. See our discussion of chlor alkali product pricing contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

By the end of 2012, we have eliminated the use of mercury cell technology in our chlor alkali production process. During the fourth quarter of 2009, we completed a conversion from mercury cell technology to membrane technology and expansion project at our St. Gabriel, LA facility and initiated production.  This project increased capacity at this location from 197,000 ECUs to 246,000 ECUs and significantly reduced the site’s manufacturing costs.  In addition, as market demand requires, we believe the design of the SunBelt facility, as well as the new design of the St. Gabriel, LA facility, would allow us to expand capacity cost-effectively at these locations.  In December 2010, we announced a plan to convert our Charleston, TN facility to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The conversion at Charleston, TN was completed in the second half of 2012 with the successful start-up of two new membrane cell lines. The conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25%.  In addition, in December 2010, we announced our intention to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  Mercury cell chlor alkali production at this facility was discontinued at the end of September, 2012. The conversion and reconfiguration at our Charleston, TN facility and our Augusta, GA facility reduced our overall chlor alkali production capacity by 160,000 ECUs or 7% of our prior demonstrated capacity.  The completion of these three projects eliminates our chlor alkali production using mercury cell technology.

We also manufacture and sell other chlor alkali-related products.  These products include chemically processed salt, hydrochloric acid, sodium hypochlorite (bleach), hydrogen, and potassium hydroxide.  We refer to these other chlor alkali-related products as co-products.  Sales of co-products represented approximately 32% of Chlor Alkali Products’ sales in 2012.  We have recently invested in capacity and product upgrades in bleach and hydrochloric acid.  In 2010, we initiated a capital project to construct a low salt, high strength bleach facility located at our McIntosh, AL chlor alkali site and in 2011 we initiated two additional low salt, high strength bleach facilities at our Niagara Falls, NY and Henderson, NV sites.  We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and expect the remaining low salt, high strength bleach facility at Henderson, NV to be completed during the first quarter of 2013. These three new facilities will increase total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will double the concentration of the bleach we manufacture, which should significantly reduce transportation costs.

The following table lists products of our Chlor Alkali Products business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, manufacture of vinyl chloride, bleach, swimming pool chemicals & urethane chemicals	Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY St. Gabriel, LA	salt, electricity

Sodium hypochlorite (bleach)	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL* Niagara Falls, NY* Santa Fe Springs, CA Tacoma, WA Tracy, CA	chlorine, caustic soda

Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water and wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore and mineral processing	Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY	chlorine, hydrogen

Potassium hydroxide	Fertilizer manufacturing, soaps, detergents and cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	potassium chloride, electricity

Hydrogen	Fuel source, hydrogen peroxide and hydrochloric acid	Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY St. Gabriel, LA	salt, electricity
* Includes low salt, high strength bleach manufacturing.

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

Chemical Distribution

Products and Services

We acquired KA Steel, a privately-held distributor of caustic soda and bleach, on August 22, 2012. KA Steel was founded in 1957 and has been managed by the two shareholders, Robert and Kenneth Steel, since 1980. For segment reporting purposes, KA Steel comprises the newly created Chemical Distribution segment. KA Steel is one of the largest distributors of caustic soda in North America and manufacturers and sells bleach in the Midwest. The newly created Chemical Distribution segment gives us the expanded capability to market and sell caustic soda, bleach, potassium hydroxide, and hydrochloric acid, as well as, gives us the geographic diversification the KA Steel locations provide us, and strengthens our position in the industrial bleach segment.

KA Steel is a chemical distributor uniquely focused in caustic soda and bleach. The addition of KA Steel increased our bleach capacity by approximately 20%. KA Steel’s geographic profile expanded our reach and provides a strong platform to increase our caustic soda, bleach, potassium hydroxide and hydrochloric acid sales. Currently, KA Steel sells small quantities of potassium hydroxide and has historically been, and maintains some infrastructure to be, a distributor of hydrochloric acid.

KA Steel sources its chemicals from both international and domestic suppliers, including several of the major chemical producers in the U.S. KA Steel typically has written distributorship agreements or supply contracts with our suppliers that are periodically renewed. The KA Steel supply agreements with producers generally do not provide for specific product pricing, but do include volume-based financial incentives through supplier rebates that we can earn by meeting or exceeding target purchase volumes.

The prices at which KA Steel resells the products that it distributes fluctuate in accordance with the prices that they pay for these products, which in turn are driven by the underlying commodity prices, such as caustic soda, in accordance with supply and demand economics. As a result, movements in the product prices tend to result in largely corresponding changes to sales and cost of sales.

Transportation of products to and from customers and suppliers is a fundamental component of the KA Steel business. The distribution service relies on their private fleet of trucks, tankers and trailers for approximately 50% of their annual volume and on common carriers and direct supply sales for the remainder. Direct supply sales occur by shipping products directly from a supplier to a customer when direct shipment is optimal for our route management. Although the products move directly from supplier to customer, KA Steel remains the only point of contact for both customers and suppliers, and they take ownership of the products during the direct supply process.

The KA Steel facilities are strategically placed to optimize route density in an effort to balance high quality customer service with execution costs. The following table lists each of the distribution facilities, if the facility is owned or leased, and the products currently shipped from the location. The table does not include supplier controlled direct-ship facilities.

Products & Services	Plants & Facilities	Owned/Leased
Caustic, Bleach, KOH	Lemont, IL	Own
Caustic, Bleach	Muscatine, IA	Own
Bleach	Romulus, MI	Own
Caustic	Baltimore, MD	Lease
Caustic	Bayonne, NJ	Lease
Bleach	Camanche, IA	Lease
Caustic	Charleston, SC	Lease
Caustic	Cincinnati, OH	Lease
Caustic	Cozad, NE	Lease
Caustic, Bleach	Dallas, TX	Lease
Caustic	E Sauget, IL	Lease
Bleach	Fairborn, OH	Lease
Caustic	Houston, TX	Lease
Caustic	Kansas City, KS	Lease
Caustic	Lubbock, TX	Lease
Caustic	Manly, IA	Lease
Caustic	McKees Rocks, PA	Lease
Caustic	Pacific Junction, IA	Lease
Caustic	Pt. Allen, LA	Lease
Caustic	Savannah, GA	Lease
Caustic	Searsport, ME	Lease
Caustic	Sioux City, IA	Lease
Caustic	Spokane, WA	Lease
Caustic	St. Louis, MO	Lease
Caustic	St. Paul, MN	Lease
Caustic	Vancouver, WA	Lease
Caustic	Warren, MI	Lease

Strategies

Pursue Incremental Expansion Options. The acquisition of KA Steel will enhance our commodity chemical business by increasing the amount of our core chlor alkali capacity that can be sold as value added products and increase our profitability across the economic cycle.

Winchester

Products and Services

In 2012, Winchester was in its 146th year of operation and its 82nd year as part of Olin.  Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries.  We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces.

During 2011, Winchester was awarded the U.S. Army’s follow-on “Second Source” ammunition contract, which has the potential to generate $300 million of sales over five years.  The contract provides for the production of .50 caliber, 5.56 millimeter, and 7.62 millimeter ammunition.  In 2011, the U.S. Army also awarded Winchester a new five-year contract for 9mm NATO ammunition, which has the potential to generate $80 million of sales over the next five years.

In September 2012, Winchester, along with another ammunition manufacturer, was awarded a contract from the Department of Justice (DOJ) and the Federal Bureau of Investigation (FBI). The contract is to provide .40 caliber duty and training ammunition for one year with four option years; the contract has the potential to generate $75 million of sales over the life of the contract.

In January 2012, Winchester announced it had formed a joint venture named U.S. Munitions with BAE Systems to submit a proposal for the operation and maintenance of the Lake City Army Ammunition Plant.  During the third quarter of 2012, we were notified by the U.S. Army that U.S. Munitions was not the successful bidder for the Lake City Army Ammunition plant contract. The Lake City Army Ammunition Plant is the U.S. Army’s primary manufacturing location for small caliber ammunition.

In May 2012, the National Defense Industrial Association (NDIA) presented Winchester with the prestigious Ambrose Award for exemplary commitment and contribution to the U.S. Armed Forces. The NDIA presents the award periodically when a manufacturer delivers superior materials that meet required operational capabilities and support a high level of force readiness in conduct of warfighting activities and homeland defense.

Our legendary Winchester® product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, reloading components and industrial cartridges.  We believe we are the leading U.S. supplier of small caliber commercial ammunition.  In support of our continuous improvement initiatives, our manufacturing facilities in East Alton, IL achieved ISO recertification to the ISO 9001:2008 standard in November 2012.  Additionally, our facilities in Oxford, MS and Australia achieved ISO 9001:2008 recertification in 2011.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors.  Winchester has also built its business with key high volume mass merchants and specialty sporting goods retailers.  Winchester has consistently developed industry-leading ammunition.  In 2012 and 2011, Winchester ammunition products received numerous industry recognitions, including: Winchester® Blind Side® waterfowl loads were selected by the National Rifle Association’s American Rifleman magazine to receive a Golden Bullseye Award as “2012 Ammunition Product of the Year,” Winchester® Blind Side® waterfowl loads also received the 2011 “Best of the Best” award from Field & Stream magazine, were selected as “Top Choice” for duck hunting in Field & Stream’s “Ultimate Shotshell Guide,” were named “Editor’s Choice” as the top overall ammo in Outdoor Life’s 2011 “Ammo of the Year” awards, and were recommended to ammunition retailers as “a best bet to make the register ring” by the editors of SHOT Business.  In addition, the Winchester® .17HMR Varmint Lead-Free round was awarded Top Rimfire Ammo in Outdoor Life’s 2011 “Ammo of the Year” awards, and Field & Stream’s 2011 “Ultimate Shotshell Guide” named Winchester® AA® Heavy Target Loads the “Top Choice” for upland bird hunting.

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

On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  In October 2011, we opened the new centerfire pistol and rifle production facility in Oxford, MS and the pistol and rifle ammunition manufacturing equipment continues to be in the process of being relocated and started up.  During 2012, approximately 66% of Winchester’s pistol ammunition was manufactured in Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  We currently expect to complete this relocation by the end of 2016.  Once completed, Winchester expects to have the most modern centerfire ammunition production facility in North America.

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

Cost Reduction Strategy. Winchester plans to continue to focus on strategies that will lower our costs including the ongoing relocation of our centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.

INTERNATIONAL OPERATIONS

Our subsidiary, Olin Canada ULC, formerly PCI Chemicals Canada Company/Société PCI Chimie Canada, operates one chlor alkali facility in Becancour, Quebec, which sells chlor alkali-related products within Canada and to the United States and also sells and distributes ammunition within Canada.  Our subsidiary, Winchester Australia Limited, loads and packs sporting and industrial ammunition in Australia.  See the Note “Segment Information” of the notes to consolidated financial statements in Item 8, for geographic segment data.  We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

During 2012, no single customer accounted for more than 7% of sales.  Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 5% of sales in 2012.  Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales.  We sell some of our products, such as caustic soda and sporting ammunition, to a large number of users or distributors, while we sell others, such as chlorine, in substantial quantities to a relatively small number of industrial users.  We discuss the customers for each of our three businesses in more detail above under “Products and Services.”

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

BACKLOG

The total amount of contracted backlog was approximately $440.8 million and $136.8 million as of January 31, 2013 and 2012, respectively.  The backlog orders are in our Winchester business.  Beginning around the time of the November 2012 presidential election, consumer purchases of ammunition surged significantly above normal demand levels. The surge in demand has been across all of Winchester’s commercial product offerings. The increase in commercial demand can be illustrated by the increase in Winchester’s commercial backlog, which was $310.9 million at January 31, 2013 compared to $138.3 million at December 31, 2012 and $37.6 million at January 31, 2012. The orders included in the commercial backlog may be canceled by the customer. Backlog is comprised of all open customer orders not yet shipped.  Approximately 92% of contracted backlog as of January 31, 2013 is expected to be filled during 2013.

COMPETITION

We are in active competition with businesses producing or distributing the same or similar products, as well as, in some instances, with businesses producing or distributing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 16 million tons of chlorine and 17 million tons of caustic soda capacity, account for approximately 18% of worldwide chlor alkali production capacity.  According to IHS, the Dow Chemical Company (Dow) and the Occidental Chemical Corporation (OxyChem) are the two largest chlor alkali producers in North America.  Approximately 75% of the total North American capacity is located in the U.S. Gulf Coast region.

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

We became one of the largest distributors of caustic soda in North America with the acquisition of KA Steel. We operate in a competitive industry and compete with many producers, distributors and sales agents offering chemicals equivalent to the products we handle. The primary competitive factors affecting the distribution business is the availability of product, the price, customer service, and delivery capabilities. Our principal distribution competitors in North America include Univar Inc., Brenntag AG and numerous smaller regional distributors.

We are among the largest manufacturers in the United States of commercial small caliber ammunition based on independent market research sponsored by the Sporting Arms and Ammunition Manufacturers’ Institute (SAAMI) and the National Shooting Sports Foundation.  Founded in 1926, SAAMI is an association of the nation’s leading manufacturers of sporting firearms, ammunition and components.  According to SAAMI, our Winchester business, Alliant Techsystems Inc. (ATK) and Remington Arms Company, Inc. owned by the Freedom Group (Remington) are the three largest commercial ammunition manufacturers in the United States.  The ammunition industry is highly competitive with us, ATK, Remington, numerous smaller domestic manufacturers and foreign producers competing for sales to the commercial ammunition customers.  Many factors influence our ability to compete successfully, including price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.

EMPLOYEES

As of December 31, 2012, we had approximately 4,100 employees, with 3,850 working in the United States and 250 working in foreign countries, primarily Canada.  Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.

The following labor contracts are scheduled to expire in 2013:

Location	Number of Employees	Expiration Date
Niagara Falls (Chlor Alkali)	107	July 2013
Tacoma (Chlor Alkali)	11	December 2013

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude these labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition, or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities.  Company-sponsored research expenditures were $2.6 million in 2012, $2.7 million in 2011 and $2.1 million in 2010.

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

See our discussion of our environmental matters in Item 3—“Legal Proceedings” below, the Note “Environmental” of the notes to consolidated financial statements contained in Item 8, and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly declines in the ECU netbacks for chlorine and caustic soda.

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

Price in the chlor alkali industry is the major supplier selection criterion.  We have little or no ability to influence prices in this large commodity market.  Decreases in the average selling prices of our products could have a material adverse effect on our profitability.  For example, in the Chlor Alkali Products segment, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $15 million annual change in our revenues and pretax profit when we are operating at full capacity.  While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products, and by controlling transportation, selling, and administration expenses, we cannot assure you that these efforts will be sufficient to offset fully the effect of possible decreases in pricing on operating results.

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

Our Chemical Distribution segment is also subject to changes in operating results as a result of cyclical pricing pressures. The prices at which we resell the products that we distribute often fluctuate in accordance with the prices that we pay for these products, which in turn are driven by the underlying commodity prices, such as caustic soda, in accordance with supply and demand economics. We attempt to pass commodity pricing changes to our customers, but we may be unable to or be delayed in doing so. The inability to pass through price increases or any limitation or delays in passing through price increases in our Chemical Distribution segment could adversely affect our profitability.

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

The chemical industry, including the chlor alkali industry, has proactively responded to the issues related to national security and environmental concerns by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States.  Government at the local, state, and federal levels could implement new regulations that would impact the security of chemical plant locations and the transportation of hazardous chemicals.  Our Chlor Alkali Products business could be adversely impacted by the cost of complying with any new regulations.  Our business also could be adversely affected if an incident were to occur at one of our facilities or while transporting product.  The extent of the impact would depend on the requirements of future regulations and the nature of an incident, which are unknown at this time.

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

Cost Control—Our profitability could be reduced if we experience increasing raw material, utility, transportation or logistics costs, or if we fail to achieve our targeted cost reductions.

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

Accordingly, it is possible that some of the matters in which we are involved or may become involved may be resolved unfavorably to us, which could materially adversely affect our financial position, cash flows or results of operations.  See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters.”

Litigation and Claims—We are subject to litigation and other claims, which could cause us to incur significant expenses.

We are a defendant in a number of pending legal proceedings relating to our present and former operations.  These include product liability claims relating to ammunition and proceedings alleging injurious exposure of plaintiffs to various chemicals and other substances (including proceedings based on alleged exposures to asbestos).  Frequently, the proceedings alleging injurious exposure involve claims made by numerous plaintiffs against many defendants.  However, because of the inherent uncertainties of litigation, we are unable to predict the outcome of these proceedings and therefore cannot determine whether the financial impact, if any, will be material to our financial position, cash flows or results of operations.

Information Security—A failure of our information technology systems, or an interruption in their operation, could have a material adverse effect on our business, financial condition or results of operations.

Our operations are dependent on our ability to protect our information systems, computer equipment and information databases from systems failures.  We rely on our information technology systems generally to manage the day-to-day operation of our business, operate elements of our chlor alkali and ammunition manufacturing facilities, manage relationships with our customers, fulfill customer orders, and maintain our financial and accounting records.  Failures of our information technology systems could be caused by internal or external events, such as incursions by intruders or hackers, computer viruses, failures in hardware or software, power fluctuations or cyber-attacks.  The failure of our information technology systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs or loss of important information, any of which could have a material adverse effect on our business, financial condition or results of operations.  We have technology and information security processes and disaster recovery plans in place to mitigate our risk to these vulnerabilities.  However, these measures may not be adequate to ensure that our operations will not be disrupted, should such an event occur.

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

As of December 31, 2012, we had $713.7 million of indebtedness outstanding, including $10.2 million representing the unrecognized gain related to $198.1 million of interest rate swaps at December 31, 2012.  This outstanding indebtedness does not include our $265.0 million senior revolving credit facility of which we had $233.3 million available as of December 31, 2012 because we had issued $31.7 million of letters of credit.  As of December 31, 2012, our indebtedness represented 41.7% of our total capitalization.  At December 31, 2012, $23.6 million of our indebtedness was due within one year.

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

Under Accounting Standard Codification (ASC) 715 “Compensation–Retirement Benefits” (ASC 715), we recorded an after-tax charge of $101.9 million ($166.8 million pretax) to shareholders’ equity as of December 31, 2012 for our pension and other postretirement plans.  This charge reflected a 100-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2012.  In 2011, we recorded an after-tax charge of $29.0 million ($46.8 million pretax) to shareholders’ equity as of December 31, 2011 for our pension and other postretirement plans.  This charge reflected a 40-basis point decrease in the plans’ discount rate and an unfavorable actuarial assumption change related to mortality tables, partially offset by the favorable performance on plan assets during 2011.  In 2010, we recorded an after-tax charge of $26.0 million ($42.3 million pretax) to shareholders’ equity as of December 31, 2010 for our pension and other postretirement plans.  This charge reflected a 45-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2010.  The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior revolving credit facility.

The determinations of pension expense and pension funding are based on a variety of rules and regulations.  Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets.  They may also result in higher pension costs, additional financial statement disclosure, and accelerate the need to fully fund the pension plan.  During the third quarter of 2012, the “Moving Ahead for Progress in the 21st Century Act” became law. The new law changes the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates of a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation, and potentially reducing or eliminating the minimum annual funding requirement. The new law also increased premiums paid to the Pension Benefit Guaranty Corporation (PBGC). Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2013 and under the new law may not be required to make any additional contributions for at least the next five years.  We do have a small Canadian defined benefit pension plan to which we made $0.9 million of cash contributions in 2012 and 2011, and we anticipate less than $5 million of cash contributions in 2013.  At December 31, 2012, the projected benefit obligation of $2,072.4 million exceeded the market value of assets in our qualified defined benefit pension plans by $91.4 million.

In addition, the impact of declines in global equity and fixed income markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension plans in future years.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets would have decreased or increased, respectively, the 2012 defined benefit pension plans income by approximately $16.8 million.

Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2012 and the projected benefit obligation as of December 31, 2012 would have decreased pension income by $0.4 million and increased the projected benefit obligation by $114.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2012 and the projected benefit obligation as of December 31, 2012 would have increased pension income by $1.5 million and decreased the projected benefit obligation by $112.0 million.

Labor Matters—We cannot assure you that we can conclude future labor contracts or any other labor agreements without work stoppages.

Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.  The following labor contracts are scheduled to expire in 2013:

Location	Number of Employees	Expiration Date
Niagara Falls (Chlor Alkali)	107	July 2013
Tacoma (Chlor Alkali)	11	December 2013

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

We have manufacturing sites at 14 separate locations in ten states, Canada and Australia.  Most manufacturing sites are owned although a number of small sites are leased.  We also own 3 terminals in 3 states and lease 39 terminal facilities in 20 states and Canada. We listed the principal locations at or from which our products and services are manufactured, distributed, or marketed in the tables set forth under the caption “Products and Services.”

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2012 and 2011, our consolidated balance sheets included liabilities for these legal actions of $15.2 million and $16.4 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant as of February 25, 2013

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (62)	Chairman, President and Chief Executive Officer	1996
Frank W. Chirumbole (54)	Vice President and President, Chlor Alkali Products	2011
Stephen C. Curley (61)	Vice President and Treasurer	2005
Dolores J. Ennico (60)	Vice President, Human Resources	2009
John E. Fischer (57)	Senior Vice President and Chief Financial Officer	2004
G. Bruce Greer, Jr. (52)	Vice President, Strategic Planning and Information Technology	2005
John L. McIntosh (58)	Senior Vice President, Operations	1999
Thomas J. O’Keefe (54)	Vice President and President, Winchester	2011
George H. Pain (62)	Senior Vice President, General Counsel and Secretary	2002
Todd A. Slater (49)	Vice President, Finance and Controller	2005
Kenneth A. Steel, Jr. (55)	Vice President and Executive Vice President, KA Steel	2012
Robert F. Steel (57)	Vice President and President, KA Steel	2012

No family relationship exists between any of the above named executive officers, except Messrs. K. Steel and R. Steel who are brothers. No other family relationship exists between any of the above named executive officers and any of our directors.  Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

All executive officers, except Messrs. Chirumbole, O’Keefe, K. Steel, and R. Steel and Ms. Ennico, have served as executive officers for more than five years.

Frank W. Chirumbole was appointed Vice President and President, Chlor Alkali Products effective April 26, 2012, and assumed his current duties on April 28, 2011.  From October 2010 until April 2012, he served as President, Chlor Alkali Products; from 2009 until September 2010, he served as Vice President, General Manager – Bleach; from 2007 to 2009 he served as Vice President, Supply Management; and from 2001 to 2007 he served as Vice President, Manufacturing and Engineering, all in the Chlor Alkali Products Division.

Dolores J. Ennico was elected Vice President, Human Resources effective May 1, 2009.  Prior to that time and since October 2005, she served as Corporate Vice President, Human Resources.  From March 2004 to September 2005, she served as Vice President, Administration for Olin’s Winchester Division and former Metals group.

Thomas J. O’Keefe was appointed Vice President and President, Winchester effective April 26, 2012, and assumed his current duties on April 28, 2011.  From 2010 to 2011, he served as President, Winchester; from 2008 to 2010, he served as Vice President, Operations and Planning and from 2006 to 2008 he was Vice President, Manufacturing Operations, in each case, in the Winchester Division.  From 2001 to 2006, he was Vice President, Manufacturing and Engineering for Olin’s former Brass Division.

Kenneth A. Steel, Jr. was appointed Vice President and Executive Vice President, KA Steel effective August 22, 2012. Prior to that time and since 1980, he served as Executive Vice President of KA Steel.

Robert F. Steel was appointed Vice President and President, KA Steel effective August 22, 2012. Prior to that time and since 1980, he served as Chairman and Chief Executive Officer of KA Steel.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 31, 2013, we had 4,077 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange.

The high and low sales prices of our common stock during each quarterly period in 2012 and 2011 are listed below.  A dividend of $0.20 per common share was paid during each of the four quarters in 2012 and 2011.

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$23.46	$22.24	$23.48	$22.32
Low	19.75	18.40	19.34	19.50

2011
Market price of common stock per New York Stock Exchange composite transactions
High	$23.04	$27.16	$24.09	$21.75
Low	17.97	20.60	17.64	16.11

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012	—	N/A	—
November 1-30, 2012	—	N/A	—
December 1-31, 2012	—	N/A	—
Total				4,605,729(1)

(1)
On July 21, 2011, we announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock that will terminate on July 21, 2014.  Through December 31, 2012, 394,271 shares had been repurchased, and 4,605,729 shares remained available for purchase under that program.

Performance Graph

This graph compares the total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s 1000 Index (the “S&P 1000”) and a customized peer group of six companies comprised of: Alliant Techsystems, Inc., The Dow Chemical Company, Axiall Corporation (formerly known as Georgia Gulf Corporation), Occidental Petroleum Corporation, PPG Industries, Inc. and Westlake Chemical Corporation.

Data is for the five-year period from December 31, 2007 through December 31, 2012.  The cumulative return includes reinvestment of dividends.  The Peer Group is weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph.  We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in the Peer Group for such year by (b) the total shareholder return for that corporation for such year.

Item 6.  SELECTED FINANCIAL DATA

TEN-YEAR SUMMARY

	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Operations		($ and shares in millions, except per share data)
Sales	$2,185	$1,961	$1,586	$1,532	$1,765	$1,277	$1,040	$955	$766	$703
Cost of goods sold	1,748	1,574	1,350	1,223	1,377	1,035	792	682	639	588
Selling and administration	177	161	134	135	137	129	129	128	90	78
Loss on restructuring of businesses	(9)	(11)	(34)	—	—	—	—	—	(10)	—
Other operating income	8	9	2	9	1	2	7	9	6	—
Earnings of non-consolidated affiliates	3	10	30	38	39	46	45	37	9	6
Interest expense	26	30	25	12	13	22	20	20	20	20
Interest and other (expense) income	(10)	176	2	1	(20)	12	12	20	5	3
Income before taxes from continuing operations	226	380	77	210	258	151	163	191	27	26
Income tax provision	76	138	12	74	100	50	39	74	8	8
Income from continuing operations	150	242	65	136	158	101	124	117	19	18
Discontinued operations, net	—	—	—	—	—	(110)	26	21	36	(20)
Cumulative effect of accounting changes, net	—	—	—	—	—	—	—	(5)	—	(22)
Net income (loss)	$150	$242	$65	$136	$158	$(9)	$150	$133	$55	$(24)
Financial position
Cash and cash equivalents, short-term investments and restricted cash	$177	$357	$561	$459	$247	$333	$276	$304	$147	$190
Working capital, excluding cash and cash equivalents and short-term investments	150	76	33	91	24	(14)	223	191	232	168
Property, plant and equipment, net	1,034	885	675	695	630	504	251	227	205	202
Total assets	2,778	2,450	2,049	1,932	1,720	1,731	1,642	1,802	1,621	1,448
Capitalization:
Short-term debt	24	12	78	—	—	10	2	1	52	27
Long-term debt	690	524	418	398	252	249	252	257	261	314
Shareholders’ equity	998	986	830	822	705	664	543	427	356	176
Total capitalization	$1,712	$1,522	$1,326	$1,220	$957	$923	$797	$685	$669	$517
Per share data
Basic:
Continuing operations	$1.87	$3.02	$0.82	$1.74	$2.08	$1.36	$1.70	$1.65	$0.27	$0.30
Discontinued operations, net	—	—	—	—	—	(1.48)	0.36	0.30	0.53	(0.34)
Accounting changes, net	—	—	—	—	—	—	—	(0.08)	—	(0.38)
Net income (loss)	$1.87	$3.02	$0.82	$1.74	$2.08	$(0.12)	$2.06	$1.87	$0.80	$(0.42)
Diluted:
Continuing operations	$1.85	$2.99	$0.81	$1.73	$2.07	$1.36	$1.70	$1.65	$0.27	$0.30
Discontinued operations, net	—	—	—	—	—	(1.48)	0.36	0.29	0.53	(0.34)
Accounting changes, net	—	—	—	—	—	—	—	(0.08)	—	(0.38)
Net income (loss)	$1.85	$2.99	$0.81	$1.73	$2.07	$(0.12)	$2.06	$1.86	$0.80	$(0.42)
Common Cash Dividends	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80
Market price of common stock:
High	23.48	27.16	22.39	19.79	30.39	24.53	22.65	25.35	22.99	20.53
Low	18.40	16.11	14.35	8.97	12.52	15.97	14.22	16.65	15.20	14.97
Year end	21.59	19.65	20.52	17.52	18.08	19.33	16.52	19.68	22.02	20.06
Other
Capital expenditures	$256	$201	$85	$138	$180	$76	$62	$63	$38	$33
Depreciation	104	97	85	70	68	47	38	36	33	40
Common dividends paid	64	64	63	63	61	59	58	57	56	47
Purchases of common stock	3	4	—	—	—	—	—	—	—	—
Current ratio	1.7	2.0	2.3	2.8	1.7	1.8	2.2	2.3	2.1	2.1
Total debt to total capitalization	41.7%	35.2%	37.4%	32.6%	26.4%	28.1%	31.8%	37.7%	46.8%	65.9%
Effective tax rate	33.6%	36.3%	15.7%	35.4%	38.8%	33.1%	24.2%	38.4%	29.6%	30.8%
Average common shares outstanding - diluted	81.0	80.8	79.9	78.3	76.1	74.3	72.8	71.6	68.4	58.3
Shareholders	4,100	4,400	4,600	4,900	5,100	5,300	5,700	6,100	6,400	6,800
Employees(1)	4,100	3,800	3,700	3,700	3,600	3,600	3,100	2,900	2,800	2,700

Our Selected Financial Data reflects the following businesses as discontinued operations: Metals business in 2007 and Olin Aegis in 2004.  Since August 31, 2007, our Selected Financial Data reflects the Pioneer acquisition.  Since February 28, 2011, our Selected Financial Data reflects the acquisition of the remaining 50% of SunBelt. Since August 22, 2012, our Selected Financial Data reflects the acquisition of KA Steel.

(1)	Employee data exclude employees who worked at government-owned/contractor-operated facilities.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS BACKGROUND

Our operations are concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products and Winchester are both capital intensive manufacturing businesses.  Chlor Alkali operating rates are closely tied to the general economy.  Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity.  Our Chlor Alkali Products and Chemical Distribution businesses are commodity businesses where all supplier products are similar and price is the major supplier selection criterion.  We have little or no ability to influence prices in this large, global commodity market.  Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products business, can lead to very significant changes in our overall profitability.  Winchester also has a commodity element to its business, but a majority of Winchester ammunition is sold as a branded consumer product where there are opportunities to differentiate certain offerings through innovative new product development and enhanced product performance.  While competitive pricing versus other branded ammunition products is important, it is not the only factor in product selection.

RECENT DEVELOPMENTS AND HIGHLIGHTS

2012 Year

KA Steel Acquisition

On August 22, 2012, we acquired privately-held KA Steel, on a debt free basis, for $336.6 million in cash, after receiving the final working capital adjustment of $1.9 million. The purchase price is still subject to certain post-closing adjustments related to a contingent liability. As of the date of acquisition, KA Steel had cash and cash equivalents of $26.2 million. KA Steel is one of the largest distributors of caustic soda in North America and manufacturers and sells bleach in the Midwest. As part of the acquisition, we expensed $8.3 million of acquisition costs during 2012.

For segment reporting purposes, KA Steel comprises the newly created Chemical Distribution segment. Our results for the year ended December 31, 2012 include KA Steel sales of $156.3 million and $4.5 million of segment income, which includes depreciation and amortization expense of $5.5 million, primarily associated with the acquisition fair valuing of KA Steel.

As a result of acquiring KA Steel, we anticipate realizing approximately $35 million of annual synergies at the end of three years. These synergies include opportunities to sell additional volumes of products we produce such as caustic soda, bleach, hydrochloric acid and potassium hydroxide through KA Steel and to optimize freight cost and logistics assets between Chlor Alkali Products and KA Steel. Also, under the terms of the acquisition, both parties agreed to make an election under Section 338(h)(10) of the U.S. Internal Revenue Code (U.S. IRC) that is expected to result in cash tax benefits to us that have a net present value of approximately $60 million.

Financing

In August 2012, we sold $200.0 million of 5.5% senior notes (2022 Notes) with a maturity of August 15, 2022. The 2022 Notes were issued at par value. Interest will be paid semi-annually beginning on February 15, 2013. The acquisition of KA Steel was partially financed with proceeds of $196.0 million, after expenses of $4.0 million, from the 2022 Notes.

In June 2012, we redeemed $7.7 million of industrial development and environmental improvement tax-exempt bonds (industrial revenue bonds) due in 2017. We paid a premium of $0.2 million to the bond holders, which was included in interest expense. We also recognized a $0.2 million deferred gain in interest expense related to the interest rate swaps, which were terminated in March 2012, on these industrial revenue bonds. In December 2012, we repaid $12.2 million due under the annual requirements of the SunBelt Notes.

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

Restructurings

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility will be converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved a plan to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limits our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25%.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removes the highest cost production capacity from our system.  Mercury cell chlor alkali production at the Augusta, GA facility was discontinued at the end of September, 2012 and the conversion at Charleston, TN was completed in the second half of 2012 with the successful start-up of two new membrane cell lines. These actions reduced Chlor Alkali capacity by 160,000 tons. The completion of these projects eliminates our chlor alkali production using mercury cell technology.

On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  We expect the centerfire relocation project to generate Winchester operating cost savings of $10 million to $15 million in 2013. Consistent with this relocation decision we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  In October 2011, we opened the new centerfire pistol and rifle production facility in Oxford, MS and the pistol and rifle ammunition manufacturing equipment continues to be in the process of being relocated and started up.  During 2012, approximately 66% of Winchester’s pistol ammunition was manufactured in Oxford, MS.  We currently expect to complete this relocation by the end of 2016.  Once completed, Winchester expects to have the most modern centerfire ammunition production facility in North America.

Our total restructuring charges for 2012, 2011 and 2010 related to these actions were $8.5 million, $10.7 million and $34.2 million, respectively.  The restructuring charges included write-off of equipment and facility costs, acceleration of asset retirement obligations, employee severance and related benefit costs, non-cash pension and other postretirement benefits curtailment charges, lease and other contract termination costs, employee relocation costs, and facility exit costs.  We expect to incur approximately $16 million of additional restructuring charges associated with these actions through the end of 2016.

Other Highlights

In 2012, Chlor Alkali Products’ segment income was $263.2 million, an increase of 7% compared to 2011. Segment income was higher than the prior year, as a result of higher product prices and the ownership of SunBelt for the full period. These increases were partially offset by decreased chlorine and caustic soda volumes. Operating rates in Chlor Alkali Products for 2012 and 2011 were 80%.

Our 2012 ECU netbacks of approximately $575 were 1% higher than the 2011 netbacks of approximately $570 due to higher caustic soda prices partially offset by lower chlorine prices. In the first quarter of 2012, a caustic soda price increase was announced of $45 per ton and a chlorine price increase was announced of $40 per ton. In the second quarter of 2012, we announced an additional $60 per ton caustic soda price increase. In the third quarter of 2012, an additional caustic soda price increase was announced of $70 per ton. Finally, in the fourth quarter of 2012, an additional caustic soda price increase was announced for $50 per ton. The fourth quarter of 2012 weakness in chlorine demand resulted in a chlorine price that declined from the third quarter 2012 level. Chlorine prices in our system have declined for six consecutive quarters and we expect an additional decline from the fourth quarter of 2012 to the first quarter of 2013. The chlorine price decline in the fourth quarter of 2012 from the third quarter of 2012 was more than offset by improved caustic soda pricing. In the fourth quarter, caustic soda prices in the Olin system reached the highest level since the second quarter of 2009. As a result, ECU netbacks improved from approximately $560 in the third quarter of 2012 to approximately $580 in the fourth quarter of 2012. While the success of the fourth quarter 2012 caustic soda price increase is not yet known, we do not believe this caustic soda price increase will have a meaningful impact on our first quarter 2013 ECU netbacks. As a result of the anticipated lower chlorine prices, we expect first quarter 2013 ECU netbacks to be slightly lower than the fourth quarter 2012 level.

Winchester segment income was $55.2 million in 2012 compared to $37.9 million in 2011. The increase in segment income compared to last year reflects the impact of higher selling prices and increased volumes, partially offset by higher operating costs and incremental costs associated with our ongoing relocation of the centerfire operations to Oxford, MS.

Other operating income in 2012 included $4.9 million of insurance recoveries for business interruption related to an outage of one of our Chlor Alkali customers in the first half of 2012.

Income before taxes for 2012 and 2011 included $0.1 million and $11.4 million, respectively, of recoveries from third parties for environmental costs incurred and expensed in prior periods.

Income tax expense for 2012 included $6.6 million of tax benefits associated with the Agricultural Chemicals Security Tax Credit under Section 45O of the U.S. IRC (Section 45O), which were partially offset by $3.6 million of tax expense associated with remeasurement of deferred taxes, changes in tax contingencies and tax expense associated with previously undistributed earnings from our Winchester Australia Limited subsidiary. Income tax expense for 2011 included $7.3 million of adjustments associated with a remeasurement of deferred taxes due to an increase in state tax effective rates, the expiration of statutes of limitation in federal and state jurisdictions, and the finalization of our 2010 domestic and Canadian income tax returns. Income tax expense for 2011 also included a discrete deferred tax expense of $76.0 million related to the tax effect of the gain recorded on the remeasurement of our previously held 50% equity interest in SunBelt.

Capital spending of $255.7 million for 2012 included $108.1 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, $58.6 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites and $16.1 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  The conversion of our Charleston, TN facility was completed in the second half of 2012 with the successful start-up of two new membrane cell lines and we also completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively.

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

During 2011, our consolidated results included $170.5 million of SunBelt sales and $27.2 million of additional SunBelt pretax income ($38.7 million included in Chlor Alkali Products segment income; less $0.8 million of acquisition costs, $4.0 million of interest expense and $6.7 million of expense for our earn out liability) on the 50% interest we acquired.  Finally, the 2011 results included a one-time pretax, non-cash gain of $181.4 million associated with the remeasurement of our previously held 50% equity interest in SunBelt.  In conjunction with this remeasurement, a discrete deferred tax expense of $76.0 million was recorded.

Other Highlights

In 2011, Chlor Alkali Products’ segment income was $245.0 million, which more than doubled compared with 2010. Chlor Alkali Products’ segment income included $38.7 million of additional income from the acquisition of the remaining 50% interest in SunBelt.  Chlor Alkali Products also realized improved product prices for 2011 compared to 2010.  Operating rates in Chlor Alkali Products for 2011 and 2010 were 80% and 82%, respectively.  The combination of planned multi-month outages by two chlorine customers and a weakening of chlorine demand negatively impacted shipment volumes in 2011.

Our 2011 ECU netbacks of approximately $570 were 20% higher than the 2010 netbacks of approximately $475.  In the first quarter of 2011, three caustic soda price increases were announced totaling $150 per ton.  In March 2011, we also announced a $60 per ton chlorine price increase.  In the third quarter of 2011, an additional caustic soda price increase was announced for $65 per ton, which replaced a late second quarter announced caustic soda price increase of $25 per ton.  Finally, in the fourth quarter of 2011, an additional caustic soda price increase was announced for $80 per ton.  The fourth quarter ECU netbacks were approximately $590, which was the first decline in price since the low point in our system in the third quarter of 2009.   ECU netbacks in the fourth quarter declined slightly from the third quarter levels of approximately $595 as chlorine prices weakened, driven by a reduced level of chlorine demand, which more than offset increases in caustic soda prices.

Winchester segment income was $37.9 million in 2011 compared to $63.0 million in 2010.  The Winchester segment income declined from the surge levels of 2010 and 2009.  The decrease in 2011 compared to 2010 reflected the impact of higher commodity metals and other material costs, higher manufacturing costs and incremental costs associated with our ongoing relocation of the centerfire ammunition manufacturing operations to Oxford, MS, partially offset by higher selling prices.

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

Capital spending of $200.9 million for 2011 included $51.0 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations and $60.0 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology.  The capital spending for the ongoing Winchester relocation of $51.0 million was partially financed by $31.0 million of grants received by the State of Mississippi and local governments.  The full amounts of these grants were received in 2011.  The 2011 capital spending also included $20.4 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites.

2010 Year

In 2010, Chlor Alkali Products’ segment income was $117.2 million, a decrease of 7% compared with 2009.  Chlor Alkali Products began to experience improved chlorine and caustic soda demand during 2010 and experienced an increased level of bleach sales.  Volumes for chlorine and caustic soda improved 15% compared to 2009, while volumes for bleach improved 18%.  Operating rates in Chlor Alkali Products for 2010 and 2009 were 82% and 70%, respectively.

Our 2010 ECU netbacks of approximately $475 were 9% lower than the 2009 netbacks of approximately $520; however, the pricing trend was positive throughout 2010 as ECU netbacks increased sequentially from the low level of approximately $375 in the third quarter of 2009.  The fourth quarter of 2010 ECU netbacks were approximately $515.  As business conditions improved throughout 2010, our quarterly chlor alkali operating rates improved year-over-year reaching a 91% operating rate during the summer demand season.  A significant portion of the North American chlor alkali demand improvement came from exports of products made from chlorine, driven by the energy advantage the North American chemical producers enjoy by using natural gas as compared to crude oil.  With demand for both chlorine and caustic soda improving, price increases were announced throughout the year.  During February 2010, an $80 per ton caustic soda price increase was announced.  We began realizing a portion of this price increase in caustic soda in the second quarter of 2010.  Caustic soda demand continued to improve, and as a result, during the third quarter of 2010, three additional caustic soda price increases were announced totaling $135 per ton.  We began realizing the benefits from these price increases and from contracts that re-set on an annual basis in the first half of 2011.

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

The Patient Protection and Affordable Healthcare Act was signed into law on March 23, 2010 and the Healthcare and Education Reconciliation Act of 2010 was signed into law on March 31, 2010 (collectively the Healthcare Acts).  The impact of the Healthcare Acts did not have a material effect on our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

CHLOR ALKALI PRODUCTS PRICING

In accordance with industry practice, we calculate Chlor Alkali Products’ prices on an ECU netbacks basis, reporting and analyzing prices net of the cost of transporting the products to customers to allow for a comparable means of price comparisons between periods and with respect to our competitors.  For purposes of determining our ECU netbacks, we use prices that we realize as a result of sales of chlorine and caustic soda to our customers, and we do not include the value of chlorine and caustic soda that is incorporated in other products that we manufacture and sell.

Quarterly and annual average ECU netbacks for 2012, 2011, and 2010 were as follows, which include SunBelt ECU netbacks subsequent to February 28, 2011:

	2012	2011	2010
First quarter	$585	$525	$440
Second quarter	575	560	470
Third quarter	560	595	465
Fourth quarter	580	590	515
Annual average	575	570	475

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

Our 2011 ECU netbacks of approximately $570 were 20% higher than the 2010 netbacks of approximately $475.  In the first quarter of 2011, three caustic soda price increases were announced totaling $150 per ton.  In March 2011, we also announced a $60 per ton chlorine price increase.  In the third quarter of 2011, an additional caustic soda price increase was announced for $65 per ton, which replaced a late second quarter announced caustic soda price increase of $25 per ton.  Finally, in the fourth quarter of 2011, an additional caustic soda price increase was announced for $80 per ton.  The fourth quarter ECU netbacks were approximately $590, which was the first decline in price since the low point in our system in the third quarter of 2009.  ECU netbacks in the fourth quarter declined slightly from the third quarter levels of approximately $595 as chlorine prices weakened, driven by a reduced level of chlorine demand, which more than offset increases in caustic soda prices.

Our 2012 ECU netbacks of approximately $575 were 1% higher than the 2011 netbacks of approximately $570 due to higher caustic soda prices partially offset by lower chlorine prices. In the first quarter of 2012, a caustic soda price increase was announced of $45 per ton and a chlorine price increase was announced totaling $40 per ton. In the second quarter of 2012, we announced an additional $60 per ton caustic soda price increase. In the third quarter of 2012, an additional caustic soda price increase was announced of $70 per ton. Finally, in the fourth quarter of 2012, an additional caustic soda price increase was announced for $50 per ton. The fourth quarter of 2012 weakness in chlorine demand resulted in a chlorine price that declined from the third quarter 2012 level. Chlorine prices in our system have declined for six consecutive quarters and we expect an additional decline from the fourth quarter of 2012 to the first quarter of 2013. The chlorine price decline in the fourth quarter of 2012 from the third quarter of 2012 was more than offset by improved caustic soda pricing. In the fourth quarter, caustic soda prices in the Olin system reached the highest level since the second quarter of 2009. As a result, ECU netbacks improved from approximately $560 in the third quarter of 2012 to approximately $580 in the fourth quarter of 2012. While the success of the fourth quarter 2012 caustic soda price increase is not yet known, we do not believe this caustic soda price increase will have a meaningful impact on our first quarter 2013 ECU netbacks. As a result of the anticipated lower chlorine prices, we expect first quarter 2013 ECU netbacks to be slightly lower than the fourth quarter 2012 level.

PENSION AND POSTRETIREMENT BENEFITS

Under ASC 715, we recorded an after-tax charge of $101.9 million ($166.8 million pretax) to shareholders’ equity as of December 31, 2012 for our pension and other postretirement plans.  This charge reflected a 100-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2012.  In 2011, we recorded an after-tax charge of $29.0 million ($46.8 million pretax) to shareholders’ equity as of December 31, 2011 for our pension and other postretirement plans.  This charge reflected a 40-basis point decrease in the plans’ discount rate and an unfavorable actuarial change related to mortality tables, partially offset by the favorable performance on plan assets during 2011.  In 2010, we recorded an after-tax charge of $26.0 million ($42.3 million pretax) to shareholders’ equity as of December 31, 2010 for our pension and other postretirement plans.  This charge reflected a 45-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2010.  The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior revolving credit facility.

During the third quarter of 2012, the “Moving Ahead for Progress in the 21st Century Act” became law. The new law changes the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates of a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation, and potentially reducing or eliminating the minimum annual funding requirement. The new law also increased premiums paid to the PBGC. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2013 and under the new law may not be required to make any additional contributions for at least the next five years. We do have a small Canadian defined benefit pension plan to which we made $0.9 million of cash contributions in 2012 and 2011 and we anticipate less than $5 million of cash contributions in 2013.  At December 31, 2012, the projected benefit obligation of $2,072.4 million exceeded the market value of assets in our qualified defined benefit pension plans by $91.4 million.

As part of the acquisition of KA Steel, as of December 31, 2012, we have recorded a preliminary contingent liability of $10.0 million for the withdrawal from a multi-employer defined benefit pension plan.

Components of net periodic benefit (income) costs were:

	Years ended December 31,
	2012	2011	2010
	($ in millions)
Pension benefits	$(21.1)	$(22.5)	$(17.7)
Other postretirement benefits	7.4	7.8	7.3

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

CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2012	2011	2010
	($ in millions, except per share data)
Sales	$2,184.7	$1,961.1	$1,585.9
Cost of goods sold	1,748.0	1,573.9	1,349.9
Gross margin	436.7	387.2	236.0
Selling and administration	168.6	160.6	134.4
Restructuring charges	8.5	10.7	34.2
Acquisition costs	8.3	0.8	—
Other operating income	7.6	8.8	2.5
Operating income	258.9	223.9	69.9
Earnings of non-consolidated affiliates	3.0	9.6	29.9
Interest expense	26.4	30.4	25.4
Interest income	1.0	1.2	1.0
Other (expense) income	(11.3)	175.1	1.5
Income before taxes	225.2	379.4	76.9
Income tax provision	75.6	137.7	12.1
Net income	$149.6	$241.7	$64.8
Net income per common share:
Basic	$1.87	$3.02	$0.82
Diluted	$1.85	$2.99	$0.81

2012 Compared 2011

Sales for 2012 were $2,184.7 million compared to $1,961.1 million last year, an increase of $223.6 million, or 11%.  Sales of the newly acquired Chemical Distribution segment were $156.3 million. Chlor Alkali Products’ sales increased $21.7 million, or 2%, primarily due to the ownership of SunBelt for the full period ($33.1 million), higher product prices ($21.0 million) and a higher level of bleach shipments of 11% compared to 2011 ($13.5 million), partially offset by decreased volumes of chlorine and caustic soda ($19.1 million) and the elimination of intersegment sales from the Chlor Alkali Products segment to the Chemical Distribution segment ($18.1 million). Our ECU netbacks, which include SunBelt subsequent to February 28, 2011, increased 1% compared to last year.  Winchester sales increased by $45.6 million, or 8%, from 2011, primarily due to higher selling prices and increased shipments to domestic commercial customers, partially offset by lower shipments to law enforcement agencies.

Gross margin increased $49.5 million, or 13%, from 2011, primarily as a result of increased Winchester gross margin ($21.2 million), higher Chlor Alkali product prices ($21.0 million), the ownership of SunBelt for the full period ($8.3 million), and additional gross margin contributed by the newly acquired Chemical Distribution segment ($8.0 million), partially offset by the impact of decreased recoveries of $11.3 million from third parties for environmental costs incurred and expensed in prior periods.  Gross margin as a percentage of sales was 20% in 2012 and 2011.

Selling and administration expenses in 2012 increased $8.0 million, or 5%, from 2011, primarily due to increased salary and benefit costs of $5.4 million, increased management incentive compensation expense of $4.1 million, which includes mark-to-market adjustments on stock-based compensation, selling and administration expenses of the acquired KA Steel operations of $3.5 million and the inclusion of a full period of SunBelt’s selling and administration expenses of $1.5 million.  These increases were partially offset by reduced recruiting and relocation costs of $4.1 million and a lower level of legal and legal-related settlement expenses of $3.6 million.  Selling and administration expenses as a percentage of sales were 8% in 2012 and 2011.

Restructuring charges in 2012 and 2011 of $8.5 million and $10.7 million, respectively, were primarily associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition costs in 2012 were related to the acquisition of KA Steel. Acquisition costs in 2011 were related to the acquisition of the remaining 50% of SunBelt.

Other operating income in 2012 decreased by $1.2 million from 2011.  Other operating income in 2012 included $4.9 million of insurance recoveries for business interruption related to an outage of one of our Chlor Alkali customers in the first half of 2012. Other operating income in 2011 included a gain of $3.7 million on the sale of a former manufacturing site and $1.9 million of insurance recoveries related to our Oxford, MS and St. Gabriel, LA facilities.

The earnings of non-consolidated affiliates were $3.0 million for 2012, a decrease of $6.6 million from 2011.  On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our financial statements.

Interest expense decreased by $4.0 million in 2012, primarily due to an increase of $6.2 million in capitalized interest, primarily associated with the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, partially offset by a higher level of debt outstanding.

Other (expense) income in 2012 and 2011 included $11.5 million and $6.7 million, respectively, of expense for our earn out liability from the SunBelt acquisition.  Other (expense) income in 2011 also included a gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.

The effective tax rate for 2012 included a $6.6 million benefit related to the Section 45O credits, partially offset by a $1.6 million expense associated with the remeasurement of deferred taxes, a $1.3 million expense associated with changes in tax contingencies and a $0.7 million expense associated with previously undistributed earnings from our Winchester Australia Limited subsidiary. After giving consideration to these four items of $3.0 million, the effective tax rate for 2012 of 34.9% was slightly lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deductions, such as the domestic manufacturing deduction and tax deductible dividends paid to the Contributing Employee Ownership Plan (CEOP) and the utilization of certain state tax credits, which were partially offset by state income taxes. The effective tax rate for 2011 included a benefit of $4.9 million related to remeasurement of deferred taxes due to an increase in state tax effective rates, a $4.2 million benefit related to the expiration of statutes of limitations in federal and state jurisdictions, a $1.8 million expense associated with the finalization of our 2010 domestic and Canadian income tax returns and a deferred tax expense of $76.0 million related to the tax effect of the gain recorded on the remeasurement of our previously held 50% equity interest in SunBelt.  After giving consideration to these four items of $68.7 million and the SunBelt pretax gain of $181.4 million, the effective tax rate of 34.8% for 2011 was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, which were partially offset by state income taxes.
2011 Compared to 2010

Sales for 2011 were $1,961.1 million compared to $1,585.9 million in 2010, an increase of $375.2 million, or 24%.  Chlor Alkali Products’ sales increased $352.5 million, or 34%, primarily due to the inclusion of SunBelt sales of $170.5 million, higher product prices ($112.5 million), a higher level of bleach shipments of 15% compared to 2010 ($24.4 million), and increased hydrochloric acid volumes of 12% compared to 2010 ($36.9 million).  Our ECU netbacks, which include SunBelt subsequent to February 28, 2011, increased 20% compared to 2010.  Winchester sales increased by $22.7 million, or 4%, from 2010, primarily due to increased shipments to domestic commercial customers, military and international customers.

Gross margin increased $151.2 million, or 64%, from 2010, primarily as a result of increased Chlor Alkali Products’ gross margin due to the contribution from SunBelt ($53.8 million) and increased product prices ($112.5 million), partially offset by reduced Winchester gross margin ($23.6 million) resulting from higher commodity and other material costs.  Gross margin as a percentage of sales increased to 20% in 2011 from 15% in 2010.

Selling and administration expenses in 2011 increased $26.2 million, or 19%, from 2010, primarily due to increased expenses associated with the inclusion of SunBelt’s selling and administration expenses of $9.3 million, higher recruiting and relocation charges of $5.2 million, increased salary and benefit costs of $5.1 million, an unfavorable foreign currency impact of $2.4 million, higher bad debt costs of $1.1 million, higher consulting charges of $1.0 million and increased management incentive compensation of $0.5 million, which included mark-to-market adjustments on stock-based compensation.  Selling and administration expenses as a percentage of sales were 8% in 2011 and 2010.

Restructuring charges in 2011 and 2010 of $10.7 million and $34.2 million, respectively, were primarily associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process by the end of 2012 and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition costs in 2011 were related to the acquisition of the remaining 50% of SunBelt.

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

Other (expense) income in 2011 included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt, partially offset by $6.7 million of expense for our earn out liability from the SunBelt acquisition.  Other (expense) income in 2010 included a $1.4 million recovery from an investment in corporate debt securities that was written off in 2008.

The effective tax rate for 2011 included a benefit of $4.9 million related to remeasurement of deferred taxes due to an increase in state tax effective rates, a $4.2 million benefit related to the expiration of statutes of limitations in federal and state jurisdictions, a $1.8 million expense associated with the finalization of our 2010 domestic and Canadian income tax returns and a deferred tax expense of $76.0 million related to the tax effect of the gain recorded on the remeasurement of our previously held 50% equity interest in SunBelt.  After giving consideration to these four items of $68.7 million and the SunBelt pretax gain of $181.4 million, the effective tax rate of 34.8% for 2011 was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, which were partially offset by state income taxes.  The effective tax rate for 2010 included a $9.2 million reduction in expense associated with the expiration of statutes of limitation in domestic and foreign jurisdictions, and a $4.3 million reduction in expense related to the release of a valuation allowance recorded against the foreign tax credit carryforward deferred tax asset generated by our Canadian operations.  After giving consideration to these two items of $13.5 million, the effective rate for 2010 of 33.3% was lower than the 35% U.S. federal statutory rate primarily due to favorable tax benefits of permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, which were offset in part by state income taxes.

SEGMENT RESULTS

We define segment results as income (loss) before interest expense, interest income, other operating income, other (expense) income, and income taxes and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting” (ASC 280), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Intersegment sales of $18.1 million for the year ended December 31, 2012, representing the sale of caustic soda, bleach and hydrochloric acid to Chemical Distribution from Chlor Alkali Products, at prices that approximate market, have been eliminated from Chlor Alkali Products segment sales.

	Years ended December 31,
	2012	2011	2010
Sales:	($ in millions)
Chlor Alkali Products	$1,410.8	$1,389.1	$1,036.6
Chemical Distribution	156.3	—	—
Winchester	617.6	572.0	549.3
Total sales	$2,184.7	$1,961.1	$1,585.9
Income before taxes:
Chlor Alkali Products(1)	$263.2	$245.0	$117.2
Chemical Distribution	4.5	—	—
Winchester	55.2	37.9	63.0
Corporate/Other:
Pension income(2)	27.2	27.8	24.6
Environmental expense(3)	(8.3)	(7.9)	(9.1)
Other corporate and unallocated costs	(70.7)	(66.6)	(64.2)
Restructuring charges(4)	(8.5)	(10.7)	(34.2)
Acquisition costs(5)	(8.3)	(0.8)	—
Other operating income(6)	7.6	8.8	2.5
Interest expense(7)	(26.4)	(30.4)	(25.4)
Interest income	1.0	1.2	1.0
Other (expense) income(8)	(11.3)	175.1	1.5
Income before taxes	$225.2	$379.4	$76.9

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segment.  The earnings from non-consolidated affiliates were $3.0 million, $9.6 million and $29.9 million for the years ended 2012, 2011 and 2010, respectively.  On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our consolidated financial statements.

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

(3)
Environmental expense for the years ended 2012, 2011 and 2010 included $0.1 million, $11.4 million and $7.2 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense is included in cost of goods sold in the consolidated statements of operations.

(4)
Restructuring charges for the years ended 2012, 2011 and 2010 were primarily associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)	Acquisition costs in 2012 were related to the acquisition of KA Steel. Acquisition costs in 2011 were related to the acquisition of the remaining 50% of SunBelt.

(6)
Other operating income for the year ended 2012 included $4.9 million of insurance recoveries for business interruption related to an outage at one of our Chlor Alkali customers in the first half of 2012. Other operating income for the year ended 2011 included a gain of $3.7 million on the sale of a former manufacturing site and $1.9 million of insurance recoveries related to our Oxford, MS and St. Gabriel, LA facilities.

(7)	Interest expense was reduced by capitalized interest of $7.4 million, $1.2 million and $0.9 million for the years ended 2012, 2011 and 2010, respectively.

(8)
Other (expense) income for the year ended 2012 and 2011 included $11.5 million and $6.7 million, respectively, of expense for our earn out liability from the SunBelt acquisition. Other (expense) income for the year ended 2011 also included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.  The income tax provision for the year ended 2011 included a $76.0 million discrete deferred tax expense as a result of the remeasurement of the SunBelt investment.  Other (expense) income for the year ended 2010 included a $1.4 million recovery from a $26.6 million investment in corporate debt securities, whose full value was written off in 2008.

Chlor Alkali Products

2012 Compared to 2011

Chlor Alkali Products’ sales for 2012 were $1,410.8 million compared to $1,389.1 million for 2011, an increase of $21.7 million, or 2%.  The significant factors impacting the sales increase were higher product prices ($21.0 million) and increased SunBelt sales of $33.1 million for the additional two months of our ownership.  Bleach volumes increased 11% for 2012 compared to last year, which increased sales by $13.5 million.  These increases were partially offset by decreased volumes of chlorine and caustic soda of 1%, which decreased sales by $19.1 million, and the elimination of intersegment sales from the Chlor Alkali Products segment to the Chemical Distribution segment ($18.1 million). Our ECU netbacks, which include SunBelt subsequent to February 28, 2011, were approximately $575 for 2012 compared to approximately $570 for 2011.  Freight costs included in the ECU netbacks increased 4% for 2012, compared to last year, primarily due to higher railroad freight rates.  Our operating rate for 2012 and 2011 was 80%. We discuss product prices in more detail above under “Chlor Alkali Products Pricing.”

Chlor Alkali Products generated segment income of $263.2 million for 2012, compared to $245.0 million for 2011, an increase of $18.2 million.  Chlor Alkali Products’ segment income was higher primarily due to higher product prices ($21.0 million) and higher SunBelt earnings for the additional two months of our ownership ($8.3 million), primarily related to higher ECU netbacks and $7.5 million of additional income on the remaining 50% interest we acquired.  These increases were partially offset by decreased volumes ($11.1 million).

2011 Compared to 2010

Chlor Alkali Products’ sales for 2011 were $1,389.1 million compared to $1,036.6 million for 2010, an increase of $352.5 million, or 34%.  The acquisition of SunBelt contributed sales of $170.5 million for 2011.  Chlor Alkali Products’ sales, excluding SunBelt, increased $182.0 million, or 18%.  The sales increase was primarily due to higher product prices ($112.5 million).  Bleach volumes increased 15% for 2011 compared to 2010, which increased sales by $24.4 million and hydrochloric acid volumes increased 12% compared to 2010, which increased sales by $36.9 million.  Chlorine and caustic soda volumes increased 1% from 2010.  Our ECU netbacks, which include SunBelt subsequent to February 28, 2011, were approximately $570 for 2011 compared to approximately $475 for 2010.  Freight costs included in the ECU netbacks increased 20% for 2011 compared to 2010, primarily due to higher railroad freight rates.  Our operating rate for 2011 was 80% compared to our operating rate of 82% in 2010.  The 2011 operating rate was affected by the combination of planned multi-month outages by two chlorine customers and a weakening of chlorine demand. We discuss product prices in more detail above under “Chlor Alkali Products Pricing.”

Chlor Alkali Products posted segment income of $245.0 million for 2011, compared to $117.2 million for 2010, an increase of $127.8 million, or 109%.  Chlor Alkali Products’ segment income was higher primarily due to higher product prices ($112.5 million), higher SunBelt earnings ($53.8 million) and increased volumes ($8.0 million).  The higher SunBelt earnings primarily related to $38.7 million of additional income on the remaining 50% interest we acquired and higher ECU netbacks.  These increases were partially offset by increased operating costs ($46.5 million), primarily raw materials and electricity.

Chemical Distribution

For segment reporting purposes, KA Steel comprises the newly created Chemical Distribution segment. The KA Steel results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition. Our results for 2012 include KA Steel sales of $156.3 million and $4.5 million of segment income, which includes depreciation and amortization expense of $5.5 million, primarily associated with the acquisition fair valuing of KA Steel.
Winchester

2012 Compared to 2011

Winchester sales were $617.6 million for 2012 compared to $572.0 million for 2011, an increase of $45.6 million, or 8%.  Sales of ammunition to domestic commercial customers were higher by $49.8 million.  This increase was partially offset by a reduction in shipments to law enforcement agencies of $5.0 million.  Shipments to military and international customers were comparable to last year.

Winchester reported segment income of $55.2 million for 2012 compared to $37.9 million for 2011, an increase of $17.3 million, or 46%.  The increase in segment income in 2012 compared to 2011 reflected the impact of higher selling prices ($20.1 million) and increased volumes ($8.2 million). These increases were partially offset by higher operating costs ($9.2 million), including incremental costs associated with our ongoing relocation of the centerfire ammunition manufacturing operations to Oxford, MS, and the impact of higher commodity and other material costs ($1.8 million). The incremental costs associated with our ongoing relocation of the centerfire operations to Oxford, MS increased in 2012 compared to 2011 by $1.4 million.

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

Winchester reported segment income of $37.9 million for 2011 compared to $63.0 million for 2010, a decrease of $25.1 million, or 40%.  The decrease in segment income in 2011 compared to 2010 reflected the impact of higher commodity metal and other material costs ($25.1 million), higher operating costs ($15.3 million) including incremental costs associated with our ongoing relocation of the centerfire ammunition manufacturing operations to Oxford, MS, partially offset by higher selling prices ($15.7 million). The incremental costs associated with our ongoing relocation of the centerfire operations to Oxford, MS increased in 2011 compared to 2010 by $4.0 million.

Corporate/Other

2012 Compared to 2011

For 2012, pension income included in corporate/other was $27.2 million compared to $27.8 million for 2011.  On a total company basis, defined benefit pension income for 2012 was $21.1 million compared to $22.5 million for 2011. Pension income on a total company basis for 2011 included a curtailment charge of $1.1 million associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS, which was included in the restructuring charges for 2011.

Charges to income for environmental investigatory and remedial activities were $8.3 million for 2012 compared to $7.9 million for 2011, which included $0.1 million and $11.4 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $8.4 million for 2012 compared to $19.3 million for 2011.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2012, other corporate and unallocated costs were $70.7 million compared to $66.6 million for 2011, an increase of $4.1 million, or 6%.  The increase was primarily due to increased asset retirement obligation and legacy site charges of $2.4 million, the elimination of intersegment profits in inventory on sales from the Chlor Alkali Products segment to the Chemical Distribution segment of $1.1 million, higher stock-based compensation of $1.0 million, primarily resulting from mark-to-market adjustments and higher salary and benefit costs of $0.9 million. These increases were partially offset by a lower level of legal and legal-related settlement expense of $1.4 million.

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

For 2011, other corporate and unallocated costs were $66.6 million compared to $64.2 million for 2010, an increase of $2.4 million, or 4%.  The increase was primarily due to higher salary and benefit costs of $2.6 million, increased asset retirement obligation and legacy site charges of $1.2 million, an unfavorable foreign currency impact of $1.0 million and higher consulting charges of $0.5 million.  These increases were partially offset by a lower level of legal and legal-related settlement expenses of $2.6 million and decreased management incentive compensation of $0.5 million, primarily due to mark-to-market adjustments on stock-based compensation.

2013 OUTLOOK

Net income in the first quarter of 2013 is projected to be in the $0.40 to $0.45 per diluted share range compared with $0.48 per diluted share in the first quarter of 2012.

In Chlor Alkali Products, the first quarter of 2013 segment earnings are expected to decrease compared with the first quarter of 2012 earnings of $74.4 million. The expected decline in segment earnings anticipates lower ECU netbacks and lower chlorine and caustic soda shipment volumes. The fourth quarter of 2012 weakness in chlorine demand resulted in a chlorine price that declined from the third quarter 2012 level. Chlorine prices in our system have declined for six consecutive quarters and we expect an additional decline from the fourth quarter of 2012 to the first quarter of 2013. The chlorine price decline in the fourth quarter of 2012 from the third quarter of 2012 was more than offset by improved caustic soda pricing. In the fourth quarter, caustic soda prices in the Olin system reached the highest level since the second quarter of 2009. As a result, ECU netbacks improved from approximately $560 in the third quarter of 2012 to approximately $580 in the fourth quarter of 2012. While the success of the fourth quarter 2012 caustic soda price increase is not yet known, we do not believe this caustic soda price increase will have a meaningful impact on our first quarter 2013 ECU netbacks. As a result of the anticipated lower chlorine prices, we expect first quarter 2013 ECU netbacks to be slightly lower than the fourth quarter 2012 level.

Chemical Distribution first quarter 2013 segment earnings are expected to increase compared with the fourth quarter of 2012 earnings of $2.6 million. As a result of acquiring KA Steel, we anticipate realizing approximately $35 million of annual synergies at the end of three years and $7 million to $10 million of synergies in 2013. These synergies include opportunities to sell additional volumes of products we produce such as caustic soda, bleach, hydrochloric acid and potassium hydroxide through KA Steel and to optimize freight cost and logistics assets between the Chlor Alkali Products and KA Steel businesses.

Winchester first quarter 2013 segment earnings are expected to improve significantly compared with the first quarter of 2012 segment earnings of $10.8 million.  Higher commercial volumes and increased selling prices are forecast to positively impact the first quarter of 2013 compared to the first quarter of 2012. Beginning around the time of the November 2012 presidential election, consumer purchases of ammunition surged significantly above normal demand levels. The surge in demand has been across all of Winchester’s commercial product offerings. The increase in commercial demand can be illustrated by the increase in Winchester’s commercial backlog, which was $310.9 million at January 31, 2013 compared to $138.3 million at December 31, 2012 and $37.6 million at January 31, 2012. Winchester anticipates that higher than normal levels of demand for its commercial customers will continue at least into the third quarter of 2013. Winchester also anticipates that the price of commodity metals in 2013 will be comparable with 2012.

In October 2011, Winchester opened the new centerfire pistol and rifle production facility in Oxford, MS and the pistol and rifle ammunition manufacturing equipment continues to be in the process of being relocated and started up. During 2012, approximately 66% of Winchester’s pistol ammunition was manufactured in Oxford, MS. This relocation, which is forecast to be completed in 2016, is forecast to reduce Winchester’s annual operating costs by approximately $30 million. We expect the centerfire relocation project to generate Winchester operating costs savings of $10 million to $15 million in 2013.

We anticipate that 2013 charges for environmental investigatory and remedial activities will be in the $18 million to $22 million range.  We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2013.

We expect defined benefit pension plan income in 2013 to be similar to the 2012 level.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic defined benefit pension plan in 2013 and under the new law, we may not be required to make any additional contributions for at least five years.  We do have a small Canadian defined benefit pension plan to which we made contributions of $0.9 million in both 2012 and 2011, and we anticipate cash contributions of less than $5 million in 2013.

During the first quarter of 2013, we are anticipating pretax restructuring charges of approximately $3.5 million, primarily associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing.  We are expecting total pretax restructuring charges for 2013 related to these projects to be approximately $10 million.  We expect to incur additional restructuring charges through 2016 totaling approximately $6 million related to our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

In 2013, we expect our capital spending to be in the $100 million to $130 million range, which includes spending for a low salt high strength bleach facility and a hydrochloric acid expansion project at our Henderson, NV chlor alkali site and spending for our ongoing relocation of Winchester centerfire ammunition manufacturing operations. We expect the Henderson, NV projects to be completed during the first half of 2013. We expect 2013 depreciation and amortization expense to be in the $135 million to $140 million range.

We believe the 2013 effective tax rate will be in the 35% to 37% range.

ENVIRONMENTAL MATTERS

	Years ended December 31,
	2012	2011	2010
Cash outlays (receipts):	($ in millions)
Remedial and investigatory spending (charged to reserve)	$25.5	$23.3	$15.7
Recoveries from third parties	(0.1)	(11.4)	(7.2)
Capital spending	1.5	2.5	1.3
Plant operations (charged to cost of goods sold)	25.1	26.1	24.1
Total cash outlays	$52.0	$40.5	$33.9

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

Total environmental-related cash outlays in 2012 increased compared to 2011, primarily driven by decreased recoveries from third parties of costs incurred and expensed in prior periods.  Total environmental-related cash outlays in 2011 increased compared to 2010, primarily driven by remedial and investigatory spending due to the implementation of a remedial action plan at a former waste disposal site in 2011, partially offset by increased recoveries from third parties of costs incurred and expensed in prior periods. Total environmental-related cash outlays for 2013 are estimated to be approximately $50 million, of which approximately $21 million is expected to be spent on investigatory and remedial efforts, approximately $2 million on capital projects and approximately $27 million on normal plant operations.  Remedial and investigatory spending is anticipated to be lower in 2013 than 2012 due to completing a remedial action plan at a former waste disposal site in 2012.  Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

Annual environmental-related cash outlays for site investigation and remediation, capital projects, and normal plant operations are expected to range between $45 million to $65 million over the next several years, $15 million to $35 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2012	2011	2010
	($ in millions)
Beginning balance	$163.3	$167.6	$166.1
Charges to income	8.4	19.3	16.3
Remedial and investigatory spending	(25.5)	(23.3)	(15.7)
Currency translation adjustments	0.3	(0.3)	0.9
Ending balance	$146.5	$163.3	$167.6

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $2.4 million at December 31, 2012.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges or credits to income for investigatory and remedial efforts were material to operating results in 2012, 2011 and 2010 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2012	2011	2010
	($ in millions)
Charges to income	$8.4	$19.3	$16.3
Recoveries from third parties of costs incurred and expensed in prior periods	(0.1)	(11.4)	(7.2)
Total environmental expense	$8.3	$7.9	$9.1

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Our total estimated environmental liability at the end of 2012 was attributable to 71 sites, 17 of which were USEPA National Priority List (NPL) sites.  Ten sites accounted for 77% of our environmental liability and, of the remaining 61 sites, no one site accounted for more than 3% of our environmental liability.  At seven of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At two of these ten sites, a remedial investigation is being performed.  The one remaining site is in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 21% of the liabilities reserved on our consolidated balance sheet at December 31, 2012 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $146.5 million at December 31, 2012, and $163.3 million at December 31, 2011, of which $125.5 million and $132.3 million, respectively, were classified as other noncurrent liabilities.  Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $146.5 million included on our consolidated balance sheet at December 31, 2012 for future environmental expenditures, we currently expect to utilize $84.3 million of the reserve for future environmental expenditures over the next 5 years, $18.9 million for expenditures 6 to 10 years in the future, and $43.3 million for expenditures beyond 10 years in the future.  These estimates are subject to a number of risks and uncertainties, as described in Item 1A “Risk Factors—Environmental Costs.”

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2012, we estimate it is reasonably possible that we may have additional contingent environmental liabilities of $40 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  We describe some of these matters in Item 3—“Legal Proceedings.”  At December 31, 2012 and 2011, our consolidated balance sheets included liabilities for these legal actions of $15.2 million and $16.4 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site.  There exists the possibility of recovering a portion of these costs from other parties.  We account for gain contingencies in accordance with the provisions of ASC 450 “Contingencies” (ASC 450) and therefore do not record gain contingencies and recognize income until it is earned and realizable.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

	Years ended December 31,
	2012	2011	2010
Provided by (used for)	($ in millions)
Gain on remeasurement of investment in SunBelt	$—	$(181.4)	$—
Net operating activities	279.2	215.9	115.5
Capital expenditures	(255.7)	(200.9)	(85.3)
Business acquired in purchase transaction, net of cash acquired	(310.4)	(123.4)	—
Restricted cash activity, net	39.8	50.3	(102.0)
Net investing activities	(512.4)	(259.6)	(159.7)
Long-term debt borrowings (repayments), net	180.1	(51.2)	96.3
Earn out payment - SunBelt	(15.3)	—	—
Net financing activities	93.6	(110.1)	44.3

Operating Activities

For 2012, cash provided by operating activities increased by $63.3 million from 2011, primarily due to higher earnings and a decrease in working capital in 2012.  For 2012, working capital decreased $18.4 million compared to an increase of $22.0 million in 2011.  The decrease in 2012 was primarily due to decreased inventories of $17.9 million, primarily at Winchester. The 2012 cash from operations was also impacted by a $13.1 million decrease in cash tax payments.

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

Capital Expenditures

Capital spending was $255.7 million, $200.9 million, and $85.3 million in 2012, 2011 and 2010, respectively.  Capital spending for 2012 and 2011 included $108.1 million and $60.0 million, respectively, for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology and $58.6 million and $20.4 million, respectively, for the construction of low salt, high strength bleach facilities at our McIntosh, AL, Henderson, NV and Niagara Falls, NY chlor alkali sites. Capital spending for 2012 and 2011 also included $16.1 million and $51.0 million, respectively, for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations. The capital spending for the ongoing Winchester relocation was partially financed by $31 million of grants provided by the State of Mississippi and local governments.  The full amounts of these grants were received in 2011.  Capital spending in 2010 included bleach manufacturing and bleach shipping by railroad expansion projects at three of our Chlor Alkali facilities.  Capital spending was 245%, 206%, and 100% of depreciation in 2012, 2011 and 2010, respectively.

The conversion of our Charleston, TN facility was completed in the second half of 2012 with the successful start-up of two new membrane cell lines. We also completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and expect the remaining low salt, high strength facility at Henderson, NV to be completed during the first quarter of 2013. These three new facilities will increase total bleach manufacturing capacity by an additional 50% over 2011 capacity. These low salt, high strength bleach facilities manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.

In 2013, we expect our capital spending to be in the $100 million to $130 million range, which includes spending for a low salt, high strength bleach facility and a hydrochloric acid expansion project at our Henderson, NV chlor alkali site and spending for our ongoing relocation of Winchester centerfire ammunition manufacturing operations. We expect the Henderson, NV projects to be completed during the first half of 2013.

Investing Activities

On August 22, 2012, we acquired KA Steel and paid cash of $310.4 million, after receiving the final working capital adjustment of $1.9 million, net of $26.2 million of cash acquired. The purchase price is still subject to certain post-closing adjustments related to a contingent liability.

On February 28, 2011, we acquired the remaining 50% interest in SunBelt and paid cash of $123.4 million, net of $8.9 million of cash acquired.

In 2011 and 2010, we drew $36.0 million and $117.0 million, respectively, of Go Zone and Recovery Zone bonds issued in 2010.  The proceeds of these bonds are required to be used to fund capital projects in Alabama, Mississippi, and Tennessee.  As of December 31, 2012, $11.9 million of the proceeds have not been used and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash.  In 2012, 2011 and 2010, we utilized $39.8 million, $86.3 million and $15.0 million, respectively, of the Go Zone and Recovery Zone proceeds to fund qualifying capital spending.

During 2012 and 2011, we entered into sale/leaseback transactions for caustic soda barges and chlorine railcars that we acquired during 2012 and 2011.  In 2012 and 2011, we received proceeds from the sales of $4.4 million and $3.2 million, respectively.

Financing Activities

In August 2012, we sold $200.0 million of 2022 Notes with a maturity date of August 15, 2022. The 2022 Notes were issued at par value. Interest will be paid semi-annually beginning on February 15, 2013. The acquisition of KA Steel was partially financed with proceeds of $196.0 million, after expenses of $4.0 million, from the 2022 Notes.

In June 2012, we redeemed industrial revenue bonds totaling $7.7 million with a maturity date of 2017. We paid a premium of $0.2 million to the bond holders, which was included in interest expense. We also recognized a $0.2 million deferred gain in interest expense related to the interest rate swap, which was terminated in March 2012, on these industrial revenue bonds.

In December 2012 and 2011, we repaid $12.2 million due under the annual requirements of the SunBelt Notes. In December 2011, we also repaid the $75.0 million 2011 Notes, which became due.

In December 2010, we completed a financing of Recovery Zone bonds totaling $83.0 million due 2033 and 2035.  During December 2010, we drew the entire $83.0 million of the bonds.  As of December 31, 2012, $11.9 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for our ongoing Winchester relocation.

In October 2010, we completed a financing of Go Zone and Recovery Zone bonds totaling $70.0 million due 2024.  We drew $36.0 million of these bonds in 2011 and $34.0 million in 2010.  As of December 31, 2012, all proceeds have been utilized for capital project spending at our McIntosh, AL facility.

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

During 2012, we paid $18.5 million for the earn out related to the 2011 SunBelt performance.  The 2011 earn out payment included $15.3 million that was recognized as part of the original purchase price.  The $15.3 million is included as a financing activity in the statement of cash flows.

In 2012, 2011 and 2010, we issued 0.1 million; 0.5 million; and 0.2 million shares with a total value of $1.4 million, $9.3 million and $3.1 million, respectively, representing stock options exercised.  In addition, during 2012, 2011 and 2010, we issued zero; zero; and 0.6 million shares of common stock, respectively, with a total value of zero, zero and $10.2 million, respectively, to the Olin CEOP.  Effective September 23, 2010, our CEOP began to purchase shares in the open market in lieu of our issuing shares to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions, which had previously been suspended effective January 1, 2010.

We purchased and retired 0.2 million shares in 2012 and 2011, with a total value of $3.1 million and $4.2 million, respectively, under the share repurchase program approved by our board of directors on July 21, 2011.

The percent of total debt to total capitalization increased to 41.7% at December 31, 2012, from 35.2% at year-end 2011 and 37.4% at year-end 2010.  The 2012 increase was primarily due to a higher level of long-term debt at December 31, 2012 resulting from the issuance of the 2022 Notes. The 2011 decrease from 2010 was due primarily to higher shareholders’ equity resulting from the net income for the year ended December 31, 2011, partially offset by a higher level of long-term debt at December 31, 2011.

Dividends per common share were $0.80 in 2012, 2011 and 2010.  Total dividends paid on common stock amounted to $64.1 million, $64.0 million and $63.3 million in 2012, 2011 and 2010, respectively.  On January 25, 2013, our board of directors declared a dividend of $0.20 per share on our common stock, payable on March 11, 2013 to shareholders of record on February 11, 2013.

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

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as the vinyls, urethanes, bleach, ammunition and pulp and paper.  The seasonality of the ammunition business, which is typically driven by the fall hunting season, and the seasonality of the vinyls and bleach businesses, which are stronger in periods of warmer weather, typically cause working capital to fluctuate between $50 million to $100 million over the course of the year.  Cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic soda, resulting in the chlor alkali business having significant leverage on our earnings and cash flow.  For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $15 million annual change in our revenues and pretax profit when we are operating at full capacity.

For 2012, cash provided by operating activities increased by $63.3 million from 2011, primarily due to higher earnings and a decrease in working capital in 2012.  For 2012, working capital decreased $18.4 million compared to an increase of $22.0 million in 2011.  The decrease in 2012 was primarily due to decreased inventories of $17.9 million, primarily at Winchester. The 2012 cash from operations was also impacted by a $13.1 million decrease in cash tax payments.

Capital spending was $255.7 million, $200.9 million, and $85.3 million in 2012, 2011 and 2010, respectively.  Capital spending for 2012 and 2011 included $108.1 million and $60.0 million, respectively, for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology and $58.6 million and $20.4 million, respectively, for the construction of low salt, high strength bleach facilities at our McIntosh, AL, Henderson, NV and Niagara Falls, NY chlor alkali sites.  Capital spending for 2012 and 2011 also included $16.1 million and $51.0 million, respectively, for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations. The capital spending for the ongoing Winchester relocation was partially financed by $31 million of grants provided by the State of Mississippi and local governments.  The full amounts of these grants were received in 2011.  Capital spending in 2010 included bleach manufacturing and bleach shipping by railroad expansion projects at three of our Chlor Alkali facilities.  Capital spending was 245%, 206%, and 100% of depreciation in 2012, 2011 and 2010, respectively.

The conversion of our Charleston, TN facility was completed in the second half of 2012 with the successful start-up of two new membrane cell lines. We also completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and expect the remaining low salt, high strength facility at Henderson, NV to be completed during the first quarter of 2013. These three new facilities will increase total bleach manufacturing capacity by an additional 50% over 2011 capacity. These low salt, high strength bleach facilities manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.

In 2013, we expect our capital spending to be in the $100 million to $130 million range, which includes spending for a low salt high strength bleach facility and a hydrochloric acid expansion project at our Henderson, NV chlor alkali site and spending for our ongoing relocation of Winchester centerfire ammunition manufacturing operations. We expect the Henderson, NV projects to be completed during the first half of 2013.

The overall use of cash of $139.6 million in 2012 primarily reflects the acquisition of KA Steel and capital spending for the conversion of our Charleston, TN facility, our low salt, high strength bleach facilities, and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations, partially offset by the proceeds from the issuance of the 2022 Notes.  Based on our December 31, 2012 unrestricted cash balance of $165.2 million, the restricted cash balance of $11.9 million, and the availability of approximately $233.3 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

On July 21, 2011, our board of directors authorized a share repurchase program for up to 5 million shares of common stock that will terminate in three years for any remaining shares not yet repurchased.  We purchased and retired 0.2 million shares in 2012 and 2011 under this program, at a cost of $3.1 million and $4.2 million, respectively.  As of December 31, 2012, we had purchased a total of 0.4 million shares under this program and 4.6 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions.

In August 2012, we sold $200.0 million of 2022 Notes with a maturity date of August 15, 2022. The 2022 Notes were issued at par value. Interest will be paid semi-annually beginning on February 15, 2013. The acquisition of KA Steel was partially financed with proceeds of $196.0 million, after expenses of $4.0 million, from these 2022 Notes.

In June 2012, we redeemed industrial revenue bonds totaling $7.7 million with a maturity date of 2017. We paid a premium of $0.2 million to the bond holders, which was included in interest expense. We also recognized a $0.2 million deferred gain in interest expense related to the interest rate swap, which was terminated in March 2012, on these industrial revenue bonds.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In conjunction with the SunBelt acquisition, we consolidated the SunBelt Notes with a fair value of $87.3 million for the remaining principal balance of $85.3 million as of February 28, 2011.  In December 2012 and 2011, $12.2 million was repaid on these SunBelt Notes.

In December 2011, we repaid the $75.0 million 2011 Notes, which became due in 2011.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $41.0 million due 2035.  The bonds were issued by the Industrial Development Board of the County of Bradley and the City of Cleveland, TN (TN Authority) pursuant to a trust indenture between the TN Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank), as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 27, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by the TN Authority to us under a loan agreement, whereby we are obligated to make loan payments to the TN Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on London InterBank Offered Rate (LIBOR).  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $41.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our Charleston, TN facility mercury cell conversion and were fully utilized as of December 31, 2012.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our ongoing relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of December 31, 2012, $11.9 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70.0 million due 2024.  The bonds include $50.0 million of Go Zone and $20.0 million of Recovery Zone.  The bonds were issued by the Industrial Development Authority of Washington County, AL (AL Authority) pursuant to a trust indenture between the AL Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We had the option to borrow up to the entire $70.0 million in a series of draw downs through December 31, 2011.  We drew $36.0 million of the bonds in 2011 and $34.0 million in 2010.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility and were fully utilized as of December 31, 2012.

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

On April 27, 2012, we entered into a new $265 million five-year senior revolving credit facility, which replaced the $240 million senior revolving credit facility and a $25 million letter of credit facility. The new senior revolving credit facility will expire in April, 2017. At December 31, 2012, we had $233.3 million available under our $265 million senior revolving credit facility, because we had issued $31.7 million of letters of credit under a $110 million subfacility. The new senior revolving credit facility also has a $50 million Canadian subfacility.  Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2012 and 2011, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2012, there were no covenants or other restrictions that limited our ability to borrow.

At December 31, 2012, we had total letters of credit of $35.8 million outstanding, of which $31.7 million were issued under our $265 million senior revolving credit facility.  The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, and certain international pension funding requirements.

Our current debt structure is used to fund our business operations.  As of December 31, 2012, we had long-term borrowings, including the current installment, of $713.7 million, of which $155.9 million was at variable rates.  Annual maturities of long-term debt are $23.6 million in 2013, $12.2 million in 2014, $12.2 million in 2015, $145.6 million in 2016, $15.1 million in 2017 and a total of $505.0 million thereafter.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2012, $1.8 million of this gain was included in long-term debt. In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial development and environmental improvement tax-exempt bonds due in 2017. The result was a gain of $0.2 million, which would have been recognized through 2017. In June 2012, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.2 million deferred gain was recognized in interest expense during 2012. In April 2010, Citibank terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during 2010.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2012, $8.4 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

In conjunction with the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009, we entered into a twenty-year brine and pipeline supply agreement with PetroLogistics Olefins, LLC (PetroLogistics).  PetroLogistics installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility.  Beginning November 2009, we are obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also have a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  We have met or exceeded the minimum brine usage requirements since the inception of the contract. After the first five-year period, the contract contains a buy out provision exercisable by us for $12.0 million.

Our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations	$713.7	$23.6	$24.4	$160.7	$505.0
Interest payments under debt obligations and interest rate swap agreements(a)	273.0	37.4	72.1	59.3	104.2
Contingent tax liability	41.8	11.0	7.1	2.5	21.2
Qualified pension plan contributions(b)	1.0	1.0	—	—	—
Non-qualified pension plan payments	66.2	6.2	17.8	10.3	31.9
Postretirement benefit payments	67.8	6.0	11.5	10.7	39.6
Off-Balance Sheet Commitments:
Noncancelable operating leases	268.9	54.7	86.9	60.5	66.8
Purchasing commitments:
Raw materials	98.1	62.3	35.5	0.3	—
Capital expenditures	13.7	13.7	—	—	—
Utilities	1.5	1.1	0.3	0.1	—
Total	$1,545.7	$217.0	$255.6	$304.4	$768.7

(a)
For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2012 and that there are no changes in the rates from those in effect at December 31, 2012 which ranged from 0.26% to 8.875%.

(b)
These amounts are only estimated payments assuming an annual expected rate of return on pension plan assets of 8.0%, and a discount rate on pension plan obligations of 3.9%.  These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated.  Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year.  Based on the current funding requirements, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2013.  We do have a small Canadian defined benefit pension plan to which we made $0.9 million of cash contributions in 2012 and 2011 and we anticipate less than $5 million of cash contributions in 2013.  See discussion on “Moving Ahead for Progress in the 21st Century Act” in “Pension Plans” in the notes to consolidated financial statements in Item 8.

Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs.  For losses that we believe are probable and which are estimable, we have accrued for such amounts in our consolidated balance sheets.  In addition to the table above, we have various commitments and contingencies including: defined benefit and postretirement healthcare plans (as described below), environmental matters (see “Environmental Matters” included in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and litigation claims (see Item 3—“Legal Proceedings”).

We have several defined benefit and defined contribution pension plans, as described in the “Pension Plans” note in notes to consolidated financial statements in Item 8.  We fund the defined benefit pension plans based on the minimum amounts required by law plus such amounts we deem appropriate.  We have postretirement healthcare plans that provide health and life insurance benefits to certain retired employees and their beneficiaries, as described in the “Postretirement Benefits” note in the notes to consolidated financial statements in Item 8.  These other postretirement plans are not pre-funded and expenses are paid by us as incurred.

We also have standby letters of credit of $35.8 million of which $31.7 million have been issued through our senior revolving credit facility.  At December 31, 2012, we had $233.3 million available under our senior revolving credit facility.

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

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  On January 1, 2012, we adopted Accounting Standards Update (ASU) 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08), which permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that could trigger an impairment test and are considered as part of the qualitative assessment that could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment, which for our Chlor Alkali Products segment are the U.S. operations and Canadian operations.  For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our reporting units are greater than their carrying amounts as of December 31, 2012.  No impairment charges were recorded for 2012, 2011 or 2010.

In 2011 and 2010, prior to the adoption of ASU 2011-08, we used a discounted cash flow approach to develop the estimated fair value of a reporting unit.  Management judgment was required in developing the assumptions for the discounted cash flow model.  We also corroborated our discounted cash flow analysis by evaluating a market-based approach that considers earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a representative sample of comparable public companies in the chemical industry.  An impairment would be recorded if the carrying amount exceeded the estimated fair value.

The discount rate, profitability assumptions, terminal growth rate and cyclical nature of our chlor alkali business were the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflected a weighted-average cost of capital, which was calculated based on observable market data.  Some of these data (such as the risk free or treasury rate and the pretax cost of debt) were based on the market data at a point in time.  Other data (such as the equity risk premium) were based upon market data over time for a peer group of companies in the chemical manufacturing industry with a market capitalization premium added, as applicable.

The discounted cash flow analysis required estimates, assumptions and judgments about future events.  Our analysis used our internally generated long-range plan.  Our discounted cash flow analysis used the assumptions in our long-range plan about terminal growth rates, forecasted capital expenditures, and changes in future working capital requirements to determine the implied fair value of each reporting unit.  The long-range plan reflects management judgment, supplemented by independent chemical industry analyses which provide multi-year chlor alkali industry operating and pricing forecasts.

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit.  However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future.  If our assumptions regarding future performance are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs and our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position, cash flows or results of operations.

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2012 and 2011, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 18 years.

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

We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns and inflation by reference to external sources to develop the expected long-term rate of return on plan assets as of December 31.

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

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets would have decreased or increased, respectively, the 2012 defined benefit pension plan income by approximately $16.8 million.  Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2012 and the projected benefit obligation as of December 31, 2012 would have decreased pension income by $0.4 million and increased the projected benefit obligation by $114.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2012 and the projected benefit obligation as of December 31, 2012 would have increased pension income by $1.5 million and decreased the projected benefit obligation by $112.0 million.  For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans” and “Postretirement Benefits” in the notes to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, which amends ASC 220.  This update adds new disclosure requirements about reclassifications out of accumulated other comprehensive income including the effects of these reclassifications on net income. This update is effective for fiscal years beginning after December 15, 2012 with early adoption permitted.  This update will not have a material effect on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2011-02) which amends ASC 350 “Intangibles – Goodwill and Other” (ASC 350).  This update permits entities to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount before performing a quantitative impairment test.  If an entity concludes that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the quantitative test for that asset.  This update is effective for fiscal years beginning after September 15, 2012 with early adoption permitted.  We adopted the provisions of ASU 2012-02 during 2012. This update did not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, which amends ASC 350.  This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  We adopted the provisions of ASU 2011-08 on January 1, 2012.  This update did not have a material effect on our consolidated financial statements.

During 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05) and ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12).  These updates require entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  We retrospectively adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012. These updates required modification of our consolidated financial statements presentation. These updates did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (ASU 2011-04), which amends ASC 820 “Fair Value Measurements and Disclosures” (ASC 820).  This update clarifies the existing guidance and amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  This update became effective for us on January 1, 2012.  This update did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 “Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which amends ASC 805 “Business Combinations” (ASC 805).  This update clarified that an entity is required to disclose pro forma revenue and earnings as though the business combination that occurred during the current period had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, this standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  We adopted the provisions of ASU 2010-29 on January 1, 2011.  The adoption of this update required additional disclosures for our acquisitions of KA Steel and the remaining 50% equity interest in SunBelt.  This update did not have a material effect on our consolidated financial statements.

DERIVATIVE FINANCIAL INSTRUMENTS

ASC 815 “Derivatives and Hedging” (ASC 815) required an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge.  For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings.  For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive loss until the hedged item is recognized in earnings.  Ineffective portions are recognized currently in earnings.  Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.  All derivatives recognized in earnings impact the expense line item on our consolidated statement of operations that is consistent with the nature of the underlying hedged item.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  At December 31, 2012 and 2011, we had no forward contracts to buy or sell foreign currencies.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in our manufacturing process.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive loss until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.  Losses on settled futures contracts were $6.5 million ($4.0 million, net of taxes) in 2012, which were included in cost of goods sold.  Gains on settled futures contracts were $10.3 million ($6.3 million, net of taxes), and $8.8 million ($5.4 million, net of taxes) in 2011 and 2010, respectively, which were included in cost of goods sold.  At December 31, 2012, we had open positions in futures contracts through 2017 totaling $114.2 million (2011—$105.6 million).  If all open futures contracts had been settled on December 31, 2012, we would have recognized a pretax gain of $7.6 million.

At December 31, 2012, accumulated other comprehensive loss included a gain, net of taxes, in fair value on commodity forward contracts of $4.7 million.  If commodity prices were to remain at the levels they were at December 31, 2012, approximately $3.1 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on commodity prices when the forecasted transactions occur.  At December 31, 2011, accumulated other comprehensive loss included a loss, net of taxes, in fair value on commodity forward contracts of $5.3 million.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of December 31, 2012 and 2011, the total notional amount of our interest rate swaps designated as fair value hedges were zero and $80.8 million, respectively.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2012, $8.4 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

The fair value of our derivative asset and liability balances were:

	December 31,
	2012	2011
	($ in millions)
Other current assets	$7.6	$—
Other assets	8.3	13.8
Total derivative asset	$15.9	$13.8
Accrued liabilities	$—	$10.2
Other liabilities	—	1.0
Long-term debt	10.2	12.7
Total derivative liability	$10.2	$23.9

The ineffective portion of changes in fair value resulted in zero credited to earnings for the years ended December 31, 2012, 2011 and 2010.

Our foreign currency forward contracts, certain commodity derivatives, and our $125 million fixed and variable interest rate swaps did not meet the criteria to qualify for hedge accounting.  The effect on operating results of items not qualifying for hedge accounting was a charge of $2.0 million, $1.7 million and $0.8 million in 2012, 2011 and 2010, respectively.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester and Chemical Distribution segments are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of December 31, 2012, we maintained open positions on futures contracts totaling $114.2 million ($105.6 million at December 31, 2011).  Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2012, we would experience a $11.4 million ($10.6 million at December 31, 2011) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of December 31, 2012, we had long-term borrowings of $713.7 million ($536.4 million at December 31, 2011) of which $155.9 million ($155.9 million at December 31, 2011) was issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2012, $1.8 million of this gain was included in long-term debt.

In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial revenue bonds due in 2017. The result was a gain of $0.2 million, which would have been recognized through 2017. In June 2012, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.2 million deferred gain was recognized in interest expense during 2012.

In April 2010, Citibank terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense in 2010.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2012, $8.4 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

Assuming no changes in the $155.9 million of variable-rate debt levels from December 31, 2012, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2012 would impact annual interest expense by $1.6 million.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2012
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.5-4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5-4.5%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.5-4.5%	(a)
6.75%, due 2016	$60.0	October 2011	3.5-4.5%	(a)

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $3.4 million, $7.2 million and $7.0 million in 2012, 2011 and 2010, respectively.

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

We have used the words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “estimate,” “project,” “forecast,” “optimistic” and variations of such words and similar expressions in this report to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control.  Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks, uncertainties, and assumptions involved in our forward-looking statements include those discussed under Item 1A—“Risk Factors”.  You should consider all of our forward-looking statements in light of these factors.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

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

Management’s assessment of the effectiveness of internal control over financial reporting did not include consideration of the internal controls of KA Steel, which was acquired on August 22, 2012. KA Steel financial results are included in Olin’s consolidated financial statements and constituted total assets of $379.7 million at December 31, 2012 and $156.3 million of sales for the year then ended.

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012, except for KA Steel.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework to guide our analysis and assessment.  Based on our assessment as of December 31, 2012, the company’s internal control over financial reporting was effective based on those criteria.

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

/s/ John E. Fischer
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  We also have audited Olin Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Olin Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Olin Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Olin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of internal control over financial reporting did not include consideration of the internal controls of K.A. Steel Chemicals Inc. (KA Steel), which was acquired on August 22, 2012. KA Steel financial results are included in Olin Corporation’s consolidated financial statements and constituted total assets of $379.7 million at December 31, 2012 and $156.3 million of sales for the year then ended. Our audit of internal control over financial reporting of Olin Corporation also excluded an evaluation of the internal control over financial reporting of KA Steel.

/s/ KPMG LLP

St. Louis, Missouri
February 25, 2013

CONSOLIDATED BALANCE SHEETS
December 31
(In millions, except per share data)

Assets	2012	2011
Current assets:
Cash and cash equivalents	$165.2	$304.8
Receivables, net:
Trade	279.2	220.6
Other	19.8	16.5
Income taxes receivable	8.2	0.7
Inventories	195.1	176.6
Current deferred income taxes	61.3	50.9
Other current assets	20.3	10.2
Total current assets	749.1	780.3
Property, plant and equipment, net	1,034.3	885.4
Prepaid pension costs	2.1	19.2
Restricted cash	11.9	51.7
Deferred income taxes	9.1	—
Other assets	224.1	85.6
Goodwill	747.1	627.4
Total assets	$2,777.7	$2,449.6
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$23.6	$12.2
Accounts payable	174.3	149.7
Income taxes payable	7.6	—
Accrued liabilities	228.5	237.2
Total current liabilities	434.0	399.1
Long-term debt	690.1	524.2
Accrued pension liability	164.3	59.1
Deferred income taxes	110.4	99.6
Other liabilities	380.5	381.8
Total liabilities	1,779.3	1,463.8
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized, 120.0 shares;
Issued and outstanding, 80.2 shares (80.1 in 2011)	80.2	80.1
Additional paid-in capital	856.1	852.0
Accumulated other comprehensive loss	(371.3)	(294.2)
Retained earnings	433.4	347.9
Total shareholders’ equity	998.4	985.8
Total liabilities and shareholders’ equity	$2,777.7	$2,449.6

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In millions, except per share data)

	2012	2011	2010
Sales	$2,184.7	$1,961.1	$1,585.9
Operating expenses:
Cost of goods sold	1,748.0	1,573.9	1,349.9
Selling and administration	168.6	160.6	134.4
Restructuring charges	8.5	10.7	34.2
Acquisition costs	8.3	0.8	—
Other operating income	7.6	8.8	2.5
Operating income	258.9	223.9	69.9
Earnings of non-consolidated affiliates	3.0	9.6	29.9
Interest expense	26.4	30.4	25.4
Interest income	1.0	1.2	1.0
Other (expense) income	(11.3)	175.1	1.5
Income before taxes	225.2	379.4	76.9
Income tax provision	75.6	137.7	12.1
Net income	$149.6	$241.7	$64.8
Net income per common share:
Basic	$1.87	$3.02	$0.82
Diluted	$1.85	$2.99	$0.81
Average common shares outstanding:
Basic	80.1	80.0	79.2
Diluted	81.0	80.8	79.9

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31
(In millions)

	2012	2011	2010
Net income	$149.6	$241.7	$64.8
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	0.3	1.4	0.9
Unrealized gains (losses) on derivative contracts	10.0	(16.9)	—
Pension and postretirement liability adjustments, net	(101.9)	(29.0)	(26.0)
Amortization of prior service costs and actuarial losses	14.5	12.1	11.5
Total other comprehensive loss, net of tax	(77.1)	(32.4)	(13.6)
Comprehensive income	$72.5	$209.3	$51.2

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2010	78.7	$78.7	$823.1	$(248.2)	$168.7	$822.3
Net income	—	—	—	—	64.8	64.8
Other comprehensive loss	—	—	—	(13.6)	—	(13.6)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(63.3)	(63.3)
Common stock issued for:
Stock options exercised	0.2	0.2	2.9	—	—	3.1
Employee benefit plans	0.6	0.6	9.6	—	—	10.2
Other transactions	0.1	0.1	2.2	—	—	2.3
Stock-based compensation	—	—	4.5	—	—	4.5
Balance at December 31, 2010	79.6	79.6	842.3	(261.8)	170.2	830.3
Net income	—	—	—	—	241.7	241.7
Other comprehensive loss	—	—	—	(32.4)	—	(32.4)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(64.0)	(64.0)
Common stock repurchased and retired	(0.2)	(0.2)	(4.0)	—	—	(4.2)
Common stock issued for:
Stock options exercised	0.5	0.5	8.8	—	—	9.3
Other transactions	0.2	0.2	3.6	—	—	3.8
Stock-based compensation	—	—	1.3	—	—	1.3
Balance at December 31, 2011	80.1	80.1	852.0	(294.2)	347.9	985.8
Net income	—	—	—	—	149.6	149.6
Other comprehensive loss	—	—	—	(77.1)	—	(77.1)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(64.1)	(64.1)
Common stock repurchased and retired	(0.2)	(0.2)	(2.9)	—	—	(3.1)
Common stock issued for:
Stock options exercised	0.1	0.1	1.3	—	—	1.4
Other transactions	0.2	0.2	2.4	—	—	2.6
Stock-based compensation	—	—	3.3	—	—	3.3
Balance at December 31, 2012	80.2	$80.2	$856.1	$(371.3)	$433.4	$998.4

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31 (In millions)

	2012	2011	2010
Operating Activities
Net income	$149.6	$241.7	$64.8
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Gain on remeasurement of investment in SunBelt	—	(181.4)	—
Earnings of non-consolidated affiliates	(3.0)	(9.6)	(29.9)
Gains on disposition of property, plant and equipment	(2.1)	(6.2)	(1.1)
Stock-based compensation	6.2	5.8	6.7
Depreciation and amortization	110.9	99.3	86.9
Deferred taxes	42.5	92.6	11.2
Write-off of equipment and facility included in restructuring charges	—	—	17.5
Qualified pension plan contributions	(0.9)	(0.9)	(9.8)
Qualified pension plan income	(24.8)	(26.4)	(21.6)
Change in assets and liabilities:
Receivables	1.2	(26.2)	(3.6)
Income taxes receivable/payable	0.1	5.0	13.3
Inventories	17.9	(17.0)	(31.8)
Other current assets	(0.1)	0.6	(1.7)
Accounts payable and accrued liabilities	(0.7)	15.6	14.1
Other assets	0.3	(0.2)	2.0
Other noncurrent liabilities	(17.9)	25.6	(2.0)
Other operating activities	—	(2.4)	0.5
Net operating activities	279.2	215.9	115.5
Investing Activities
Capital expenditures	(255.7)	(200.9)	(85.3)
Business acquired in purchase transaction, net of cash acquired	(310.4)	(123.4)	—
Proceeds from sale/leaseback of equipment	4.4	3.2	—
Proceeds from disposition of property, plant and equipment	8.6	7.9	3.1
Distributions from affiliated companies, net	1.3	1.9	23.6
Restricted cash activity, net	39.8	50.3	(102.0)
Other investing activities	(0.4)	1.4	0.9
Net investing activities	(512.4)	(259.6)	(159.7)
Financing Activities
Long-term debt:
Borrowings	200.0	36.0	117.0
Repayments	(19.9)	(87.2)	(20.7)
Earn out payment - SunBelt	(15.3)	—	—
Issuance of common stock	—	—	9.2
Common stock repurchased and retired	(3.1)	(4.2)	—
Stock options exercised	1.3	8.3	2.9
Excess tax benefits from stock-based compensation	0.7	1.0	0.2
Dividends paid	(64.1)	(64.0)	(63.3)
Deferred debt issuance costs	(6.0)	—	(1.0)
Net financing activities	93.6	(110.1)	44.3
Net (decrease) increase in cash and cash equivalents	(139.6)	(153.8)	0.1
Cash and cash equivalents, beginning of year	304.8	458.6	458.5
Cash and cash equivalents, end of year	$165.2	$304.8	$458.6
Cash paid (received) for interest and income taxes:
Interest	$22.2	$24.8	$24.6
Income taxes, net of refunds	$28.4	$41.5	$(5.9)

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION OF BUSINESS

Olin Corporation is a Virginia corporation, incorporated in 1892.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products, with nine U.S. manufacturing facilities and one Canadian manufacturing facility, produces chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide.  Chemical Distribution, with twenty-seven owned and leased terminal facilities, manufactures bleach products and distributes caustic soda, bleach products, potassium hydroxide and hydrochloric acid. Winchester, with its principal manufacturing facilities in East Alton, IL and Oxford, MS, produces and distributes sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

On August 22, 2012, we acquired 100% of privately-held KA Steel, whose operating results are included in the accompanying financial statements since the date of the acquisition. For segment reporting purposes, KA Steel comprises the newly created Chemical Distribution segment. KA Steel is one of the largest distributors of caustic soda in North America and manufactures and sells bleach in the Midwest.

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

Included in other operating income were the following:

	Years Ended December 31,
	2012	2011	2010
	($ in millions)
Gains on disposition of property, plant and equipment, net	$2.1	$1.4	$1.1
Amortization of 2007 gain on intangible asset sale (recognized through 2012)	0.3	1.2	1.2
Gains on sale of land	—	0.3	—
Gains on dispositions of former manufacturing facilities	—	3.7	—
Gains on insurance recoveries	4.9	1.9	—
Other	0.3	0.3	0.2
Other operating income	$7.6	$8.8	$2.5

The gains on disposition of property, plant and equipment in 2012 and 2011 were primarily associated with the Charleston, TN conversion project, which was completed in the second half of 2012, and in 2010 were primarily associated with the St. Gabriel, LA facility conversion and expansion project, which was completed in the fourth quarter of 2009.  The gain on insurance recoveries in 2012 was associated with business interruption related to an outage of one of our Chlor Alkali customers in the first half of 2012. The gains on insurance recoveries in 2011 related to our Oxford, MS and St. Gabriel, LA facilities.

Other (Expense) Income

Other (expense) income consists of non-operating income items which are not related to our primary business activities.  Other (expense) income in 2012 and 2011 included $11.5 million and $6.7 million, respectively, of expense for our earn out liability from the SunBelt acquisition. Other (expense) income in 2011 also included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.  Other (expense) income in 2010 included a $1.4 million recovery from a $26.6 million investment in corporate debt securities, whose full value was written off in 2008.

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

Allowance for Doubtful Accounts Receivable

We evaluate the collectibility of accounts receivable based on a combination of factors.  We estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience.  This estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable.  While we have a large number of customers that operate in diverse businesses and are geographically dispersed, a general economic downturn in any of the industry segments in which we operate could result in higher than expected defaults, and, therefore, the need to revise estimates for the provision for doubtful accounts could occur.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average-cost (primarily Chemical Distribution inventories, operating supplies, spare parts and maintenance parts) method.  Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

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

Restricted Cash

Restricted cash, which is restricted as to withdrawal or usage, is classified separately from cash and cash equivalents on our consolidated balance sheet.  A portion of the proceeds of the bonds issued by Alabama, Mississippi and Tennessee, along with their accrued interest income, remain with a trustee and are classified on our consolidated balance sheet as a noncurrent asset until such time as we request reimbursement of qualifying amounts used to fund capital projects in Alabama, Mississippi and Tennessee. As of December 31, 2012, there remained an $11.9 million restricted cash balance that is required to be used to fund capital projects in Mississippi.

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

The activity of our asset retirement obligation was as follows:

	December 31,
	2012	2011
	($ in millions)
Beginning balance	$67.9	$70.5
Accretion	4.8	5.0
Spending	(8.0)	(7.3)
Currency translation adjustments	0.2	(0.2)
KA Steel acquisition	0.4	—
Adjustments	2.5	(0.1)
Ending balance	$67.8	$67.9

At December 31, 2012 and 2011, our consolidated balance sheets included an asset retirement obligation of $46.5 million and $55.9 million, respectively, which were classified as other noncurrent liabilities.

In 2012, we had net adjustments that increased the asset retirement obligation by $2.5 million, which were primarily comprised of increases in estimated costs for certain assets. In 2011, we had net adjustments that decreased the asset retirement obligation by $0.1 million, due to a favorable settlement of our $1.5 million obligation at one site offset by increased estimated costs for certain assets.

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

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.   On January 1, 2012, we adopted ASU 2011-08 which permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that could trigger an impairment test and are considered as part of the qualitative assessment that could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment, which for our Chlor Alkali Products segment are the U.S. operations and Canadian operations.  For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.  Based upon our qualitative assessment, it is more likely than not that the fair value of our reporting units are greater than their carrying amounts as of December 31, 2012. No impairment charges were recorded for 2012, 2011 or 2010.

In 2011 and 2010, prior to the adoption of ASU 2011-08, we used a discounted cash flow approach to develop the estimated fair value of a reporting unit.  Management judgment was required in developing the assumptions for the discounted cash flow model.  We also corroborated our discounted cash flow analysis by evaluating a market-based approach that considers EBITDA multiples from a representative sample of comparable public companies in the chemical industry.  An impairment would be recorded if the carrying amount exceeded the estimated fair value.

The discount rate, profitability assumptions, terminal growth rate and cyclical nature of our chlor alkali business were the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflected a weighted-average cost of capital, which was calculated based on observable market data.  Some of these data (such as the risk free or treasury rate and the pretax cost of debt) were based on the market data at a point in time.  Other data (such as the equity risk premium) were based upon market data over time for a peer group of companies in the chemical manufacturing industry with a market capitalization premium added, as applicable.

The discounted cash flow analysis required estimates, assumptions and judgments about future events.  Our analysis used our internally generated long-range plan.  Our discounted cash flow analysis used the assumptions in our long-range plan about terminal growth rates, forecasted capital expenditures, and changes in future working capital requirements to determine the implied fair value of each reporting unit.  The long-range plan reflects management judgment, supplemented by independent chemical industry analyses which provide multi-year chlor alkali industry operating and pricing forecasts.

Given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future.  If our assumptions regarding future performance are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products	Chemical Distribution	Total
	($ in millions)
Balance at January 1, 2011	$300.3	$—	$300.3
Acquisition activity	327.1	—	327.1
Balance at December 31, 2011	627.4	—	627.4
Acquisition activity	—	119.7	119.7
Balance at December 31, 2012	$627.4	$119.7	$747.1

Other Assets

Included in other assets were the following:

	December 31,
	2012	2011
	($ in millions)
Investments in non-consolidated affiliates	$29.3	$27.6
Intangible assets (less accumulated amortization of $13.4 million and $6.9 million, respectively)	152.7	19.2
Deferred debt issuance costs	17.5	14.2
Interest rate swaps	8.3	13.8
Other	16.3	10.8
Other assets	$224.1	$85.6

Intangible assets consisted of the following:

		December 31,
		2012			2011
	Useful Lives	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
		($ in millions)
Customers, customer contracts and relationships	(10-15 years)	$152.9	$(12.2)	$140.7	$24.9	$(5.9)	$19.0
KA Steel trade name	(indefinite)	10.9	—	10.9	—	—	—
Other	(4-10 years)	2.3	(1.2)	1.1	1.2	(1.0)	0.2
Total intangible assets		$166.1	$(13.4)	$152.7	$26.1	$(6.9)	$19.2

The August 22, 2012 valuation of identifiable intangible assets that were obtained from the KA Steel acquisition included $128.0 million associated with customers, customer contracts and relationships and are being amortized over ten years on a straight-line basis, $10.9 million associated with the KA Steel trade name, which management estimates to have an indefinite useful life, and $0.4 million associated with a favorable lease agreement that will be amortized over the remaining lease term (approximately four years) on a straight line basis. The February 28, 2011 valuation of identifiable intangible assets that were obtained from the SunBelt acquisition included $5.8 million associated with customers, customer contracts and relationships and are being amortized over fifteen years on a straight-line basis.  The identifiable intangible assets obtained from the Pioneer acquisition included $19.0 million associated with customers, customer contracts and relationships and are being amortized over fifteen years on a straight-line basis and $1.2 million associated with internally developed and purchased software and was amortized over five years on a straight-line basis.  Amortization expense was $6.5 million in 2012, $1.9 million in 2011 and $1.5 million in 2010.  We estimate that amortization expense will be approximately $14.6 million in each of the next four years and approximately $14.5 million in 2017.  Intangible assets are reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

During 2012, we adopted ASU 2012-02 which permits entities to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount before performing a quantitative impairment test. Circumstances that could trigger an impairment test and are considered as part of the qualitative assessment that could trigger a quantitative impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment including asset specific factors; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our indefinite-lived intangible asset is greater than its carrying amount as of December 31, 2012. No impairment of our intangible assets were recorded in 2012, 2011 or 2010.

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

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820, and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2012 and 2011, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 18 years.

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

We use long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns and inflation by reference to external sources to develop the expected long-term rate of return on plan assets as of December 31.

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

The fair value of each option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2012	2011	2010
Dividend yield	3.65%	4.32%	4.32%
Risk-free interest rate	1.36%	3.05%	3.00%
Expected volatility	43%	42%	42%
Expected life (years)	7.0	7.0	7.0
Grant fair value (per option)	$6.55	$5.48	$4.61
Exercise price	$21.92	$18.78	$15.68
Shares granted	480,250	575,000	803,750

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, which amends ASC 220.  This update adds new disclosure requirements about reclassifications out of accumulated other comprehensive income including the effects of these reclassifications on net income. This update is effective for fiscal years beginning after December 15, 2012 with early adoption permitted.  This update will not have a material effect on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 which amends ASC 350.  This update permits entities to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount before performing a quantitative impairment test.  If an entity concludes that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the quantitative test for that asset.  This update is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the provisions of ASU 2012-02 during 2012.  This update did not have a material effect on our consolidated financial statements.

In September 2011, FASB issued ASU 2011-08, which amends ASC 350.  This update permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit.  We retrospectively adopted the provisions of ASU 2011-08 on January 1, 2012.  This update did not have a material effect on our consolidated financial statements.

During 2011, the FASB issued ASU 2011-05 and ASU 2011-12.  These updates require entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  We retrospectively adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012. These updates required modification of our consolidated financial statements presentation. These update did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, which amends ASC 820.  This update clarifies the existing guidance and amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  This update became effective for us on January 1, 2012. This update did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, which amends ASC 805.  This update clarified that an entity is required to disclose pro forma revenue and earnings as though the business combination that occurred during the current period had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, this standard expands the supplemental pro forma disclosures to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  We adopted the provisions of ASU 2010-29 on January 1, 2011.  The adoption of this update required additional disclosures for our acquisitions of KA Steel and the remaining 50% equity interest in SunBelt.  This update did not have a material effect on our consolidated financial statements.

ACQUISITIONS

KA Steel Acquisition

On August 22, 2012, we acquired 100% of privately-held KA Steel, on a debt free basis, for $336.6 million in cash, after receiving the final working capital adjustment of $1.9 million. The purchase price is still subject to certain post-closing adjustments related to a contingent liability. As of the date of acquisition, KA Steel had cash and cash equivalents of $26.2 million. KA Steel is one of the largest distributors of caustic soda in North America and manufacturers and sells bleach in the Midwest.

The acquisition was partially financed with proceeds from the $200.0 million of 2022 Notes sold on August 22, 2012 with a maturity date of August 15, 2022. Proceeds from the 2022 Notes were $196.0 million, after expenses of $4.0 million.

For segment reporting purposes, KA Steel comprises the newly created Chemical Distribution segment. The KA Steel results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition. Our results for the year ended December 31, 2012 include KA Steel sales of $156.3 million and $4.5 million of segment income, which includes depreciation and amortization expense of $5.5 million, primarily associated with the acquisition fair valuing of KA Steel.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  We finalized our purchase price allocation during the fourth quarter of 2012, except for resolving a contingent liability related to the withdrawal from a multi-employer defined benefit pension plan. The adjustments to the purchase price allocation from September 30, 2012 were primarily the result of finalizing estimates for property, plant and equipment, intangible assets and goodwill. The following table summarizes the allocation of the purchase price to KA Steel’s assets and liabilities:

August 22, 2012
($ in millions)
Total current assets	$128.1
Property, plant and equipment	25.1
Deferred taxes	1.6
Intangible assets	139.3
Total assets acquired	294.1
Total current liabilities	64.2
Other liabilities	10.4
Total liabilities assumed	74.6
Net identifiable assets acquired	219.5
Goodwill	119.7
Fair value of net assets acquired	$339.2
Supplemental Data
Cash paid	$336.6
Olin trade accounts receivable from KA Steel	2.6
Total fair value of consideration	$339.2

Included in total current assets are cash and cash equivalents of $26.2 million and receivables of $63.1 million with a contracted value of $63.5 million. Included in other liabilities is an accrued contingent liability of $10.0 million for the withdrawal from a multi-employer defined benefit pension plan.

Based on final valuations, we allocated $128.0 million of the purchase price to intangible assets relating to customers, customer contracts and relationships, which management estimates to have a useful life of ten years, $10.9 million to intangible assets associated with the KA Steel trade name, which management estimates to have an indefinite useful life, and $0.4 million associated with a favorable lease agreement that will be amortized over the remaining life of the lease term (approximately four years) on a straight line basis. These identifiable intangible assets were included in other assets. Based on final valuations, $119.7 million was assigned to goodwill, all of which is deductible for tax purposes.  The primary reasons for the acquisition and the principal factors that contributed to a KA Steel purchase price that resulted in the recognition of goodwill are the expanded capability to market and sell caustic soda, bleach, potassium hydroxide, and hydrochloric acid, as well as the geographic diversification the KA Steel locations provide us, and the strengthened position in the industrial bleach segment.

Goodwill and the indefinite-lived trade name intangible asset recorded in the acquisition are not amortized but will be reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

The following pro forma summary presents the condensed statement of income as if the acquisition of KA Steel had occurred on January 1, 2010 (unaudited).

	Years Ended December 31,
	2012	2011	2010
	($ in millions, except per share data)
Sales	$2,462.6	$2,351.5	$1,854.6
Net income	160.1	240.0	62.6
Net income per common share:
Basic	$2.00	$3.00	$0.79
Diluted	$1.98	$2.97	$0.78

The pro forma statements of income were prepared based on historical financial information and have been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma statements of income use estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.  The pro forma data reflect the application of the following adjustments:

•
Additional amortization expense related to the fair value of acquired identifiable intangible assets ($8.0 million, $12.4 million and $10.1 million for the years ended December 31, 2012, 2011 and 2010, respectively).

•
Additional depreciation expense related to the fair value adjustment to property, plant and equipment and conforming KA Steel’s useful lives to ours ($0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively).

•
Increase in interest expense related to the 2022 Notes issued in conjunction with this acquisition ($7.1 million, $11.0 million and $11.0 million for the years ended December 31, 2012, 2011 and 2010, respectively).

•
Elimination of intersegment sales of caustic soda and bleach to KA Steel from Chlor Alkali Products at prices that approximate market ($23.2 million, $45.2 million, and $27.2 million for the years ended December 31, 2012, 2011 and 2010, respectively).

•
Elimination of transaction costs incurred in 2012 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($8.3 million for the year ended December 31, 2012).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision reflects an increase (decrease) of $1.1 million, $(6.0) million and $(7.6) million for the years ended December 31, 2012, 2011 and 2010, respectively, associated with the incremental pretax income, the fair value adjustments for acquired intangible assets and property, plant and equipment, and the interest expense of the $200.0 million senior notes issued in conjunction with this acquisition, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

SunBelt Acquisition

On February 28, 2011, we acquired PolyOne’s 50% interest in SunBelt for $132.3 million in cash plus the assumption of a PolyOne guarantee related to the SunBelt Notes.  With this acquisition, Olin owns 100% of SunBelt.  The SunBelt chlor alkali plant, which is located within our McIntosh, AL facility, has approximately 350,000 tons of membrane technology capacity.  We also agreed to a three year earn out, which has no guaranteed minimum or maximum, based on the performance of SunBelt.  In addition, during the second quarter of 2011, we remitted to PolyOne $6.0 million, which represented 50% of distributable cash generated by SunBelt from January 1, 2011 through February 28, 2011.

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

From January 1, 2011 to February 28, 2011, we recorded $6.3 million of equity earnings of non-consolidated affiliates for our 50% ownership in SunBelt.  The value of our investment in SunBelt was $(0.8) million.  We remeasured our equity interest in SunBelt to fair value upon the close of the transaction.  As a result, we recognized a pretax gain of $181.4 million, which was classified in other (expense) income in our consolidated statement of operations.  In conjunction with this remeasurement, a discrete deferred tax expense of $76.0 million was recorded.

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

For segment reporting purposes, SunBelt has been included in Chlor Alkali Products.  The SunBelt results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition.  Our consolidated results for the year ended December 31, 2011 included $170.5 million of SunBelt sales and $27.2 million of additional SunBelt pretax income ($38.7 million included in Chlor Alkali Products segment income; less $0.8 million of acquisition costs, $4.0 million of interest expense and $6.7 million of expense for our earn out liability) on the 50% interest we acquired.  The following pro forma summary presents the condensed statements of income as if the acquisition of SunBelt had occurred on January 1, 2010 (unaudited).

	Years Ended December 31,
	2011	2010
	($ in millions, except per share data)
Sales	$1,987.4	$1,743.2
Net income	140.6	80.4
Net income per common share:
Basic	$1.76	$1.02
Diluted	$1.74	$1.01

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

•	Additional amortization expense related to the fair value of acquired identifiable intangible assets ($0.1 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively).

•	Reduction of depreciation expense related to the fair value adjustment to property, plant and equipment ($1.0 million and $5.8 million for the years ended December 31, 2011 and 2010, respectively).

•
Reduction in interest expense as a result of increasing the carrying value of acquired debt obligations to its estimated fair value ($0.1 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively).

•	Additional accretion expense for the earn out liability that was recorded as a result of the acquisition ($0.4 million and $2.7 million for the years ended December 31, 2011 and 2010, respectively).

•
Elimination of transaction costs incurred in 2011 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($0.8 million for the year ended December 31, 2011).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision for the year ended December 31, 2011 reflects a reduction of $76.0 million related to the elimination of the gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt.  The pro forma tax provision reflects an increase of $2.3 million and $7.3 million for the years ended December 31, 2011 and 2010, respectively, associated with the incremental pretax income and the fair value adjustments for acquired intangible assets, property, plant and equipment and the SunBelt Notes, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

RESTRUCTURING CHARGES

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility will be converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limits our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology will reduce the electricity usage per ECU produced by approximately 25%. The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removes the highest cost production capacity from our system.  Mercury cell chlor alkali production at the Augusta, GA facility was discontinued at the end of September, 2012 and the conversion at Charleston, TN was completed in the second half of 2012 with the successful start-up of two new membrane cell lines. These actions reduced our chlor alkali manufacturing capacity by 160,000 tons. The completion of these projects eliminates our chlor alkali production using mercury cell technology. We recorded a pretax restructuring charge of $28.0 million associated with these actions in the fourth quarter of 2010.  The restructuring charge included write-off of equipment and facility costs, acceleration of asset retirement obligations, employee severance and related benefit costs and lease and other contract termination costs.  For the years ended December 31, 2012 and 2011, we recorded additional pretax restructuring charges of $2.3 million and $2.8 million for employee severance and related benefit costs, lease and other contract termination costs and facility exit costs.  We expect to incur additional restructuring charges through 2013 of approximately $6 million related to the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  Consistent with this decision we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  We currently expect to complete this relocation by the end of 2016.  We recorded a pretax restructuring charge of $6.2 million associated with these actions in the fourth quarter of 2010.  The restructuring charge included employee severance and related benefit costs and a non-cash pension and other postretirement benefits curtailment charge.  For the years ended December 31, 2012 and 2011, we recorded additional pretax restructuring charges of $6.2 million and $7.0 million for employee severance and related benefits costs, a non-cash pension curtailment charge, employee relocation costs and facility exit costs.  These 2012 and 2011 restructuring charges related primarily to the ratification of a new five and one half year Winchester, East Alton, IL union labor agreement.  We expect to incur additional restructuring charges through 2016 of approximately $10 million related to the transfer of these operations.

The following table summarizes the 2012 and 2011 activity by major component of these 2010 restructuring actions and the remaining balances of accrued restructuring costs as of December 31, 2012:

	Employee severance and job related benefits	Pension and other postretirement benefits curtailment	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Total
		($ in millions)
Balance January 1, 2011	$6.0	$—	$1.0	$—	$—	$7.0
2011 restructuring charges	6.4	1.1	—	2.2	1.0	10.7
Amounts utilized	(1.1)	(1.1)	(0.2)	(2.2)	(1.0)	(5.6)
Balance at December 31, 2011	11.3	—	0.8	—	—	12.1
2012 restructuring charges	4.1	—	0.1	2.2	2.1	8.5
Amounts utilized	(1.9)	—	(0.5)	(2.2)	(2.1)	(6.7)
Balance at December 31, 2012	$13.5	$—	$0.4	$—	$—	$13.9

The following table summarizes the cumulative restructuring charges of these 2010 restructuring actions by major component through December 31, 2012:

	Chlor Alkali Products	Winchester	Total
	($ in millions)
Write-off of equipment and facility	$17.5	$—	$17.5
Employee severance and job related benefits	5.6	10.9	16.5
Facility exit costs	8.8	1.0	9.8
Pension and other postretirement benefits curtailment	—	4.1	4.1
Employee relocation costs	0.1	4.3	4.4
Lease and other contract termination costs	1.1	—	1.1
Total cumulative restructuring charges	$33.1	$20.3	$53.4

As of December 31, 2012, we have incurred cash expenditures of $11.2 million and non-cash charges of $28.3 million related to these restructuring actions.  The remaining balance of $13.9 million is expected to be paid out in 2013 through 2016.

EARNINGS PER SHARE

Basic and diluted income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Years ended December 31,
Computation of Income per Share	2012	2011	2010
	(In millions, except per share data)
Net income	$149.6	$241.7	$64.8
Basic shares:	80.1	80.0	79.2
Basic net income per share	$1.87	$3.02	$0.82
Diluted shares:
Basic shares	80.1	80.0	79.2
Stock-based compensation	0.9	0.8	0.7
Diluted shares	81.0	80.8	79.9
Diluted net income per share	$1.85	$2.99	$0.81

The computation of dilutive shares from stock-based compensation does not include 1.0 million, 0.9 million and 1.3 million shares in 2012, 2011 and 2010, respectively, as their effect would have been anti-dilutive.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

Allowance for doubtful accounts receivable consisted of the following:

	December 31,
	2012	2011
	($ in millions)
Beginning balance	$3.2	$4.8
Provisions charged	0.7	0.8
Write-offs, net of recoveries	(0.3)	(2.4)
Ending balance	$3.6	$3.2

INVENTORIES

	December 31,
	2012	2011
	($ in millions)
Supplies	$36.4	$35.0
Raw materials	70.5	75.7
Work in process	25.2	31.9
Finished goods	141.0	111.7
	273.1	254.3
LIFO reserves	(78.0)	(77.7)
Inventories	$195.1	$176.6

In conjunction with the acquisition of KA Steel, we obtained inventories with a fair value of $36.4 million, as of August 22, 2012. In conjunction with the acquisition of SunBelt, we obtained inventories with a fair value of $4.0 million, as of February 28, 2011.  Inventories valued using the LIFO method comprised 54% and 72% of the total inventories at December 31, 2012 and 2011.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been $78.0 million and $77.7 million higher than that reported at December 31, 2012 and 2011, respectively.

PROPERTY, PLANT AND EQUIPMENT

		December 31,
	Useful Lives	2012	2011
		($ in millions)
Land and improvements to land	10-20 Years	$155.9	$149.4
Buildings and building equipment	10-30 Years	204.3	183.9
Machinery and equipment	3-15 Years	1,739.5	1,540.3
Leasehold improvements		2.5	2.5
Construction in progress		96.1	153.3
Property, plant and equipment		2,198.3	2,029.4
Accumulated depreciation		(1,164.0)	(1,144.0)
Property, plant and equipment, net		$1,034.3	$885.4

The weighted average useful life of machinery and equipment at December 31, 2012 was 10 years. Depreciation expense was $104.4 million, $97.4 million and $85.4 million for 2012, 2011 and 2010, respectively.  Leased assets capitalized and included above are not significant.  Interest capitalized was $7.4 million, $1.2 million and $0.9 million for 2012, 2011 and 2010, respectively.  Maintenance and repairs charged to operations amounted to $124.4 million, $135.7 million and $128.8 million in 2012, 2011 and 2010, respectively.

The consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010, included a $17.4 million, $(23.7) million and $2.3 million, respectively, increase (decrease) to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable at December 31, 2012, 2011 and 2010.

We entered into sale/leaseback transactions for caustic soda barges and chlorine railcars that we acquired during 2012 and 2011 for $4.4 million and $3.2 million, respectively, for the years ended December 31, 2012 and 2011.

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

The following table summarizes our investments in our non-consolidated equity affiliates:

	December 31,
	2012	2011
	($ in millions)
Bay Gas	$19.5	$17.1
Bleach joint venture	9.8	10.5
Investments in equity affiliates	$29.3	$27.6

The following table summarizes our equity earnings of non-consolidated affiliates:

	Years Ended December 31,
	2012	2011	2010
	($ in millions)
SunBelt	$—	$6.3	$26.6
Bay Gas	2.4	2.4	2.2
Bleach joint venture	0.6	0.9	1.1
Equity earnings of non-consolidated affiliates	$3.0	$9.6	$29.9

We received net distributions from our non-consolidated affiliates of $1.3 million, $1.9 million and $23.6 million for 2012, 2011 and 2010, respectively.

DEBT

Credit Facility

On April 27, 2012, we entered into a new $265 million five-year senior revolving credit facility, which replaced the $240 million senior revolving credit facility and a $25 million letter of credit facility. The new senior revolving credit facility will expire in April, 2017. At December 31, 2012, we had $233.3 million available under our $265 million senior revolving credit facility, because we had issued $31.7 million of letters of credit under a $110 million subfacility.  The new senior revolving credit facility also has a $50 million Canadian subfacility. Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2012 and 2011, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2012, there were no covenants or other restrictions that limited our ability to borrow.

At December 31, 2012, we had total letters of credit of $35.8 million outstanding, of which $31.7 million were issued under our $265 million senior revolving credit facility.  The letters of credit are used to support certain long-term debt, certain workers compensation insurance policies and certain international pension funding requirements.

Long-Term Debt

	December 31,
	2012	2011
Notes payable:	($ in millions)
Variable-rate Go Zone bonds, due 2024 (1.72% and 1.78% at December 31, 2012 and 2011, respectively)	$50.0	$50.0
Variable-rate Recovery Zone bonds, due 2024-2035 (1.72% and 1.78% at December 31, 2012 and 2011, respectively)	103.0	103.0
Variable-rate Industrial development and environmental improvement obligations due 2025 (0.26% and 0.67% at December 31, 2012 and 2011, respectively, and includes interest rate swaps of $0.3 million in 2011)	2.9	10.9
5.5%, due 2022	200.0	—
6.5%, due 2013	11.4	11.4
6.75%, due 2016 (includes interest rate swaps of $8.4 million and $10.5 million in 2012 and 2011, respectively)	133.4	135.5
7.23%, SunBelt Notes due 2013-2017 (includes unamortized fair value premium of $1.1 million and $1.6 million and interest rate swaps of $1.8 million and $1.9 million in 2012 and 2011, respectively)	63.9	76.6
8.875%, due 2019 (includes unamortized discount of $0.9 million in 2012 and $1.0 million in 2011)	149.1	149.0
Total debt	713.7	536.4
Amounts due within one year	23.6	12.2
Total long-term debt	$690.1	$524.2

In August 2012, we sold $200.0 million of 2022 Notes with a maturity date of August 15, 2022. The 2022 Notes were issued at par value. Interest will be paid semi-annually beginning on February 15, 2013. The acquisition of KA Steel was partially financed with proceeds of $196.0 million, after expense of $4.0 million, from the 2022 Notes.

In June 2012, we redeemed $7.7 million of industrial revenue bonds due in 2017. We paid a premium of $0.2 million to the bond holders, which was included in interest expense. We also recognized a $0.2 million deferred gain in interest expense related to the interest rate swaps, which were terminated in March 2012, on these industrial revenue bonds.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In conjunction with the SunBelt acquisition, we consolidated the SunBelt Notes with a fair value of $87.3 million for the remaining principal balance of $85.3 million as of February 28, 2011.  In December 2012 and 2011, $12.2 million was repaid on these SunBelt Notes.

In December 2011, we repaid the $75.0 million 2011 Notes, which became due in 2011.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $41.0 million due 2035.  The bonds were issued by the TN Authority pursuant to a trust indenture between the TN Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 27, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by the TN Authority to us under a loan agreement, whereby we are obligated to make loan payments to the TN Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $41.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our Charleston, TN facility mercury cell conversion and were fully utilized as of December 31, 2012.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by MS Finance pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our ongoing relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of December 31, 2012, $11.9 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70.0 million due 2024.  The bonds include $50.0 million of Go Zone and $20.0 million of Recovery Zone.  The bonds were issued by the AL Authority pursuant to a trust indenture between the AL Authority and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We had the option to borrow up to the entire $70.0 million in a series of draw downs through December 31, 2011.  We drew $36.0 million of the bonds in 2011 and $34.0 million in 2010.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility and were fully utilized as of December 31, 2012.

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

Annual maturities of long-term debt are $23.6 million in 2013, $12.2 million in 2014, $12.2 million in 2015, $145.6 million in 2016, $15.1 million in 2017 and a total of $505.0 million thereafter.

We have entered into interest rate swaps, as disclosed below, whereby we agree to pay variable and fixed rates to a counterparty who, in turn, pays us fixed and variable rates.  In all cases the underlying index for variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2012
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.5 - 4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5 - 4.5%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.5 - 4.5%	(a)
6.75%, due 2016	$60.0	October 2011	3.5 - 4.5%	(a)

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2012, $8.4 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2012, $1.8 million of this gain was included in long-term debt.

Our loss in the event of nonperformance by these counterparties could be significant to our financial position and results of operations.  These interest rate swaps reduced interest expense by $3.4 million, $7.2 million and $7.0 million for 2012, 2011 and 2010, respectively.  The difference between interest paid and interest received is included as an adjustment to interest expense.

PENSION PLANS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $16.1 million, $14.6 million and $13.3 million for 2012, 2011 and 2010, respectively.

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

During the third quarter of 2012, the “Moving Ahead for Progress in the 21st Century Act” became law. The new law changes the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates of a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation, and potentially reducing or eliminating the minimum annual funding requirement. The new law also increased premiums paid to the PBGC. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic defined benefit pension plan at least through 2013 and under the new law may not be required to make any additional contributions for at least the next five years.

As part of the acquisition of KA Steel, as of December 31, 2012, we have recorded a preliminary contingent liability of $10.0 million for the withdrawal from a multi-employer defined benefit pension plan.

Pension Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	December 31, 2012			December 31, 2011
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$1,884.9	$64.5	$1,949.4	$1,790.0	$55.6	$1,845.6
Service cost	2.8	0.7	3.5	2.9	0.6	3.5
Interest cost	89.2	2.8	92.0	91.2	3.0	94.2
Actuarial loss	220.8	2.3	223.1	126.2	10.1	136.3
Benefits paid	(126.9)	(3.3)	(130.2)	(126.5)	(3.3)	(129.8)
Curtailment	—	—	—	1.1	—	1.1
Currency translation adjustments	—	1.4	1.4	—	(1.5)	(1.5)
Benefit obligation at end of year	$2,070.8	$68.4	$2,139.2	$1,884.9	$64.5	$1,949.4

	December 31, 2012			December 31, 2011
	($ in millions)			($ in millions)
Change in Plan Assets	U.S.	Foreign	Total	U.S.	Foreign	Total
Fair value of plans’ assets at beginning of year	$1,842.6	$64.3	$1,906.9	$1,734.9	$65.5	$1,800.4
Actual return on plans’ assets	193.0	5.1	198.1	229.6	2.5	232.1
Employer contributions	3.8	1.0	4.8	4.6	1.1	5.7
Benefits paid	(126.9)	(3.3)	(130.2)	(126.5)	(3.3)	(129.8)
Currency translation adjustments	—	1.4	1.4	—	(1.5)	(1.5)
Fair value of plans’ assets at end of year	$1,912.5	$68.5	$1,981.0	$1,842.6	$64.3	$1,906.9

	December 31, 2012			December 31, 2011
	($ in millions)			($ in millions)
Funded Status	U.S.	Foreign	Total	U.S.	Foreign	Total
Qualified plans	$(93.5)	$2.1	$(91.4)	$17.4	$1.8	$19.2
Non-qualified plans	(64.8)	(2.0)	(66.8)	(59.7)	(2.0)	(61.7)
Total funded status	$(158.3)	$0.1	$(158.2)	$(42.3)	$(0.2)	$(42.5)

Under ASC 715 we recorded a $99.0 million after-tax charge ($162.0 million pretax) to shareholders’ equity as of December 31, 2012 for our pension plans.  This charge reflected a 100-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2012.  In 2011, we recorded a $25.9 million after-tax charge ($41.8 million pretax) to shareholders’ equity as of December 31, 2011 for our pension plans.  This charge reflected a 40-basis point decrease in the plans’ discount rate and an unfavorable actuarial assumption change related to mortality tables, partially offset by the favorable performance on plan assets during 2011.

The $223.1 million actuarial loss for 2012 was primarily due to a 100-basis point decrease in the plans’ discount rate and an unfavorable actuarial assumption charge related to mortality tables.  The $136.3 million actuarial loss for 2011 was primarily due to a 40-basis point decrease in the plans’ discount rate and an unfavorable actuarial assumption charge related to mortality tables.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2012			December 31, 2011
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Prepaid benefit cost	$—	$2.1	$2.1	$17.4	$1.8	$19.2
Accrued benefit in current liabilities	(6.0)	(0.1)	(6.1)	(3.9)	(0.2)	(4.1)
Accrued benefit in noncurrent liabilities	(152.3)	(1.9)	(154.2)	(55.8)	(1.8)	(57.6)
Accumulated other comprehensive loss	557.0	19.9	576.9	415.4	19.8	435.2
Net balance sheet impact	$398.7	$20.0	$418.7	$373.1	$19.6	$392.7

At December 31, 2012 and 2011, the benefit obligation of non-qualified pension plans was $66.8 million and $61.7 million, respectively, and was included in the above pension benefit obligation.  There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows:  2013—$6.2 million; 2014—$14.5 million; 2015—$3.3 million; 2016—$5.5 million; and 2017—$4.7 million.  Benefit payments for the qualified plans are projected to be as follows:  2013—$121.8 million; 2014—$117.3 million; 2015—$113.8 million; 2016—$110.6 million; and 2017—$107.5 million.

	December 31,
	2012	2011
	($ in millions)
Projected benefit obligation	$2,139.2	$1,949.4
Accumulated benefit obligation	2,125.8	1,941.2
Fair value of plan assets	1,981.0	1,906.9

	Years Ended December 31,
Components of Net Periodic Benefit Income	2012	2011	2010
	($ in millions)
Service cost	$6.1	$6.1	$6.0
Interest cost	92.0	94.2	98.6
Expected return on plans’ assets	(139.5)	(139.5)	(138.8)
Amortization of prior service cost	2.2	0.8	0.7
Recognized actuarial loss	18.1	14.8	12.6
Curtailments	—	1.1	3.2
Net periodic benefit income	$(21.1)	$(22.5)	$(17.7)

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$162.0	$41.8	$38.7
Amortization of prior service costs and actuarial losses	(20.3)	(16.7)	(16.5)

The defined benefit pension plans’ actuarial loss that will be recognized from accumulated other comprehensive loss into net periodic benefit income in 2013 will be approximately $30 million.

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

	U.S. Pension Benefits			Foreign Pension Benefits
Weighted Average Assumptions:	2012	2011	2010	2012	2011	2010
Discount rate—periodic benefit cost	4.9%	5.3%	5.75%	4.4%	5.5%	6.5%
Expected return on assets	8.0%	8.25%	8.5%	8.0%	8.0%	7.5%
Rate of compensation increase	3.0%	3.0%	3.0%	3.5%	3.5%	3.5%
Discount rate—benefit obligation	3.9%	4.9%	5.3%	4.2%	4.4%	5.5%

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

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income, and alternative investments.  We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns, including inflation rates, by reference to external sources.  The historic rate of return on plan assets has been 9.5% for the last 5 years, 12.3% for the last 10 years, and 9.0% for the last 15 years.  The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%
Absolute return strategies	8%	to	12%

Plan Assets

Our pension plan asset allocation at December 31, 2012 and 2011, by asset class was as follows:

	Percentage of Plan Assets
Asset Class	2012	2011
U.S. equities	6%	5%
Non-U.S. equities	7%	8%
Fixed income/cash	53%	56%
Alternative investments	18%	16%
Absolute return strategies	16%	15%
Total	100%	100%

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

As of December 31, 2012, the following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities	6%	0-14
Non-U.S. equities	6%	0-14
Fixed income/cash	61%	44-76
Alternative investments	7%	0-28
Absolute return strategies	20%	10-30

We do have a small Canadian qualified pension plan to which we made $0.9 million of cash contributions in 2012 and 2011 and we anticipate less than $5 million of cash contributions in 2013.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2012:

Asset class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$94.8	$16.9	$—	$111.7
Non-U.S. equities	42.9	105.6	—	148.5
Fixed income / cash
Cash	38.2	—	—	38.2
Government treasuries	—	501.7	5.6	507.3
Corporate debt instruments	1.8	358.0	12.2	372.0
Asset-backed securities	—	141.9	—	141.9
Alternative investments
Hedge fund of funds	—	—	286.9	286.9
Real estate funds	—	—	38.2	38.2
Private equity funds	—	—	18.5	18.5
Absolute return strategies	—	277.0	40.8	317.8
Total assets	$177.7	$1,401.1	$402.2	$1,981.0

The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2011:

Asset class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$78.8	$14.9	$—	$93.7
Non-U.S. equities	51.4	107.6	—	159.0
Fixed income / cash
Cash	50.1	—	—	50.1
Government treasuries	—	476.2	5.5	481.7
Corporate debt instruments	3.1	395.5	2.9	401.5
Asset-backed securities	—	122.2	—	122.2
Alternative investments
Hedge fund of funds	—	—	258.3	258.3
Real estate funds	—	—	33.9	33.9
Private equity funds	—	—	16.8	16.8
Absolute return strategies	—	254.5	35.2	289.7
Total assets	$183.4	$1,370.9	$352.6	$1,906.9

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

Fixed income and cash—This class included commingled funds comprised of debt instruments issued by the U.S. and Canadian Treasuries, U.S. Agencies, corporate debt instruments, asset- and mortgage-backed securities and cash.

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

At December 31, 2012 and 2011, the asset allocation included investment in approximately 20% event driven hedge funds, 35% market neutral hedge funds, and 45% other hedge funds.

Real estate funds—This class included several funds that invest primarily in U.S. commercial real estate.

Private equity funds—This class included several private equity funds that invest primarily in infrastructure and U.S. power generation and transmission assets.

Absolute return strategies—This class included multiple strategies which use asset allocations that seek to provide a targeted rate of return over inflation.  The investment managers allocate funds within asset classes that they consider to be undervalued in an effort to preserve gains in overvalued asset classes and to find opportunities in undervalued asset classes.  At December 31, 2012, the asset allocation included investment in approximately 25% equities, 65% cash and fixed income, and 10% alternative investments.  At December 31, 2011, the asset allocation included investments in approximately 25% equities, 60% cash and fixed income, and 15% alternative investments.

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

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2012:

	December 31, 2011	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, and Settlements	Transfers In/(Out)	December 31, 2012
	($ in millions)
Fixed income / cash
Government treasuries	$5.5	$—	$0.5	$(0.4)	$—	$5.6
Corporate debt instruments	2.9	0.3	0.1	8.9	—	12.2
Alternative investments
Hedge fund of funds	258.3	—	25.6	3.0	—	286.9
Real estate funds	33.9	0.8	2.4	1.1	—	38.2
Private equity funds	16.8	—	1.3	0.4	—	18.5
Absolute return strategies	35.2	—	3.0	2.6	—	40.8
Total level 3 assets	$352.6	$1.1	$32.9	$15.6	$—	$402.2

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2011:

	December 31, 2010	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, and Settlements	Transfers In/(Out)	December 31, 2011
	($ in millions)
Fixed income / cash
Government treasuries	$5.5	$—	$(0.2)	$0.2	$—	$5.5
Corporate debt instruments	2.2	0.3	(0.6)	1.0	—	2.9
Alternative investments
Hedge fund of funds	251.6	—	6.7	—	—	258.3
Real estate funds	23.8	—	3.7	6.4	—	33.9
Private equity funds	15.7	—	1.1	—	—	16.8
Absolute return strategies	53.9	—	0.6	(19.3)	—	35.2
Total level 3 assets	$352.7	$0.3	$11.3	$(11.7)	$—	$352.6

POSTRETIREMENT BENEFITS

We provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees.  The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.  We use a measurement date of December 31 for our postretirement plans.

Other Postretirement Benefits Obligations and Funded Status

Changes in the benefit obligation were as follows:

	December 31, 2012			December 31, 2011
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$63.3	$11.6	$74.9	$64.5	$9.3	$73.8
Service cost	1.1	0.1	1.2	1.1	0.2	1.3
Interest cost	2.7	0.4	3.1	3.0	0.5	3.5
Actuarial loss	7.4	(2.5)	4.9	2.8	2.3	5.1
Benefits paid	(9.0)	(0.4)	(9.4)	(8.1)	(0.4)	(8.5)
Currency translation adjustments	—	0.3	0.3	—	(0.3)	(0.3)
Benefit obligation at end of year	$65.5	$9.5	$75.0	$63.3	$11.6	$74.9

	December 31, 2012			December 31, 2011
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded status	$(65.5)	$(9.5)	$(75.0)	$(63.3)	$(11.6)	$(74.9)

Under ASC 715 we recorded a $2.9 million after-tax charge ($4.8 million pretax) to shareholders’ equity as of December 31, 2012 for our other postretirement plans.  In 2011, we recorded a $3.1 million after-tax charge ($5.0 million pretax) to shareholders’ equity as of December 31, 2011 for our other postretirement plans.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2012			December 31, 2011
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Accrued benefit in current liabilities	$(5.8)	$(0.3)	$(6.1)	$(6.0)	$(0.4)	$(6.4)
Accrued benefit in noncurrent liabilities	(59.7)	(9.2)	(68.9)	(57.3)	(11.2)	(68.5)
Accumulated other comprehensive loss	39.2	(0.8)	38.4	35.0	1.7	36.7
Net balance sheet impact	$(26.3)	$(10.3)	$(36.6)	$(28.3)	$(9.9)	$(38.2)

	Years Ended December 31,
Components of Net Periodic Benefit Cost	2012	2011	2010
	($ in millions)
Service cost	$1.2	$1.3	$1.3
Interest cost	3.1	3.5	3.8
Amortization of prior service cost	(0.1)	(0.2)	(0.2)
Recognized actuarial loss	3.2	3.2	2.6
Curtailment	—	—	(0.2)
Net periodic benefit cost	$7.4	$7.8	$7.3

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$4.8	$5.0	$3.6
Amortization of prior service costs and actuarial losses	(3.1)	(3.0)	(2.2)

The other postretirement plans’ actuarial loss that will be recognized from accumulated other comprehensive loss into net periodic benefit cost in 2013 will be approximately $4 million.

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

	December 31,
Weighted Average Assumptions:	2012	2011	2010
Discount rate—periodic benefit cost	4.6%	4.9%	5.25%
Discount rate—benefit obligation	3.6%	4.6%	4.9%

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

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation.  The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2012	2011
Healthcare cost trend rate assumed for next year	9.0%	9.5%
Rate that the cost trend rate gradually declines to	5.0%	5.0%
Year that the rate reaches the ultimate rate	2020	2020

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans.  A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	($ in millions)
Effect on total of service and interest costs	$0.2	$(0.2)
Effect on postretirement benefit obligation	3.9	(3.4)

We expect to make payments of approximately $6 million for each of the next five years under the provisions of our other postretirement benefit plans.

INCOME TAXES

	Years ended December 31,
Components of Income Before Taxes	2012	2011	2010
	($ in millions)
Domestic	$189.9	$360.3	$74.4
Foreign	35.3	19.1	2.5
Income before taxes	$225.2	$379.4	$76.9
Components of Income Tax Provision
Current expense:
Federal	$15.6	$39.5	$6.7
State	4.7	6.1	6.4
Foreign	10.3	5.5	(2.7)
	30.6	51.1	10.4
Deferred	45.0	86.6	1.7
Income tax provision	$75.6	$137.7	$12.1

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(0.1)	(0.1)	(0.6)
Domestic manufacturing/export tax incentive	(1.0)	(1.0)	(0.9)
Dividends paid to CEOP	(0.4)	(0.3)	(1.5)
State income taxes, net	1.3	1.1	1.6
Change in tax contingencies	0.5	(1.1)	(11.9)
Change in valuation allowance	0.1	0.1	(5.6)
Return to provision	—	0.5	(0.8)
Remeasurement of deferred taxes	0.7	(1.3)	—
Incremental tax effect of SunBelt remeasurement	—	3.3	—
Section 45O tax credit	(3.0)	—	—
Australia dividend residual tax expense	0.3	—	—
Other, net	0.2	0.1	0.4
Effective tax rate	33.6%	36.3%	15.7%

	December 31,
Components of Deferred Tax Assets and Liabilities	2012	2011
	($ in millions)
Deferred tax assets:
Pension and postretirement benefits	$93.3	$48.4
Environmental reserves	60.5	66.5
Asset retirement obligations	28.6	28.5
Accrued liabilities	43.1	42.4
Tax credits	10.8	10.2
Federal and state net operating losses	6.7	5.7
Capital loss carryforward	15.5	15.0
Other miscellaneous items	5.3	13.7
Total deferred tax assets	263.8	230.4
Valuation allowance	(21.1)	(24.1)
Net deferred tax assets	242.7	206.3
Deferred tax liabilities:
Property, plant and equipment	178.9	147.8
Intangible amortization	8.8	10.5
Inventory and prepaids	—	4.3
Partnerships	95.0	92.4
Total deferred tax liabilities	282.7	255.0
Net deferred tax liability	$(40.0)	$(48.7)

Realization of the net deferred tax assets, irrespective of indefinite-lived deferred tax liabilities, is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards.  Although realization is not assured, we believe that it is more likely than not that the net deferred tax assets will be realized.

The effective tax rate for 2012 included a benefit of $6.6 million associated with Section 45O that was or will be claimed on our 2008 to 2012 U.S. federal income tax returns.

We completed the acquisition of KA Steel on August 22, 2012, with both parties agreeing to an election under Section 338(h)(10) of the U.S. IRC, which allows us to treat the transaction as an asset acquisition for U.S. federal income tax purposes. KA Steel did not carry forward any significant tax attributes.

At December 31, 2012, and 2011 we had no realized foreign tax credit carryforwards.  At December 31, 2010, we had federal tax benefits of $2.1 million relating to actual foreign tax credit carryforwards.  Our tax benefits for the foreign tax credit carryforwards and the associated valuation allowance were as follows:

	Foreign Tax Benefit	Valuation Allowance
	($ in millions)
Balance at January 1, 2011	$2.1	$—
Decreases for prior year utilization	(1.8)	—
Increases for current year generation	3.0	—
Decreases for current year utilization	(3.3)	—
Balance at December 31, 2011	—	—
Increases for current year generation	8.6	—
Decreases for current year utilization	(8.6)	—
Balance at December 31, 2012	$—	$—

In 2007, we acquired federal tax benefits of $4.8 million as part of the Pioneer acquisition associated with the expected future foreign tax credits that will be generated by the deferred tax liabilities of Pioneer’s Canadian subsidiary.  At December 31, 2012, we had federal tax benefits of $1.5 million recorded associated with the expected future foreign tax credits.  Realization of the tax benefits associated with such foreign tax credits is dependent upon reversal of Canadian temporary differences, future U.S. taxable income and future foreign source taxable income.  We believe that it is more likely than not that the deferred tax benefits will be realized and no valuation allowance is necessary.

We acquired a U.S. net operating loss carryforward (NOL) of approximately $6.6 million (representing $2.3 million of deferred tax assets) as part of the Pioneer acquisition.  At December 31, 2012, we had approximately $3.5 million (representing $1.2 million of deferred tax assets) remaining, that will expire in years 2017 through 2020, if not utilized.  The utilization of this NOL is limited under Section 382 of the U.S. IRC to $0.5 million in each year through 2020.  We believe that it is more likely than not that the NOL will be realized and no valuation allowance is necessary.

At December 31, 2012, we had deferred state tax benefits of $1.4 million relating to state NOLs, which are available to offset future state taxable income through 2030.  Due to uncertainties regarding realization of the tax benefits, a valuation allowance of $0.7 million has been applied against the deferred state tax benefits at December 31, 2012.

At December 31, 2012, we had deferred state tax benefits of $9.4 million relating to state tax credits, which are available to offset future state tax liabilities through 2026.  Due to uncertainties regarding the realization of these state tax credits, a valuation allowance of $4.9 million has been applied against the deferred state tax credits at December 31, 2012.

At December 31, 2012, we had a capital loss carryforward of $39.8 million (representing $15.5 million of deferred tax assets) that is available to offset future consolidated capital gains that will expire in years 2013 through 2017 if not utilized.  Due to uncertainties regarding the realization of the capital loss carryforward, a valuation allowance of $15.5 million has been applied against the deferred tax benefit at December 31, 2012.

The total amount of undistributed earnings of foreign subsidiaries was approximately $6.1 million at December 31, 2012.  Deferred taxes are provided for earnings of non-U.S. affiliates when we plan to remit those earnings.  A portion of the undistributed earnings have been permanently reinvested and for those earnings no deferred taxes have been provided.  Deferred taxes have not been provided on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future.  The undistributed earnings and excess book basis differences could reverse through a sale, receipt of dividends from the subsidiaries, as well as various other events.  It is not practical to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

As of December 31, 2012, we had $40.1 million of gross unrecognized tax benefits, which would have a net $38.4 million impact on the effective tax rate, if recognized.  As of December 31, 2011, we had $37.9 million of gross unrecognized tax benefits, all of which would have a net $36.1 million impact on the effective tax rate, if recognized.  The change for 2012 primarily relates to additional gross unrecognized benefits for prior year and current year tax positions, as well as the expiration of the statute of limitations in domestic jurisdictions and settlement of ongoing audits.  The amounts of unrecognized tax benefits were as follows:

	December 31,
	2012	2011
	($ in millions)
Beginning balance	$37.9	$41.5
Increase for prior year tax positions	3.1	0.1
Decrease for prior year tax positions	(0.4)	—
Increase for current year tax positions	0.1	—
Decrease due to tax settlements	(0.3)	(0.1)
Reductions due to statute of limitations	(0.3)	(3.6)
Ending balance	$40.1	$37.9

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision.  As of December 31, 2012 and 2011, interest and penalties accrued were $3.3 million and $3.2 million, respectively.  For 2012, 2011 and 2010, we expensed interest and penalties of $0.5 million, $0.7 million and $0.8 million, respectively.

As of December 31, 2012, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $10.9 million over the next twelve months.  The anticipated reduction primarily relates to settlements with tax authorities and the expiration of federal, state, and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2007-2011
U.S. state income tax	2004-2011
Canadian federal income tax	2007-2011
Canadian provincial income tax	2007-2011

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

ACCRUED LIABILITIES

Included in accrued liabilities were the following:

	December 31,
	2012	2011
	($ in millions)
Accrued compensation and payroll taxes	$49.6	$42.7
Accrued employee benefits	28.3	43.7
Environmental (current portion only)	21.0	31.0
Legal and professional costs	21.8	24.4
Asset retirement obligation (current portion only)	21.3	12.0
Earn out	23.2	18.6
Other	63.3	64.8
Accrued liabilities	$228.5	$237.2

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The CEOP is a defined contribution plan available to essentially all domestic employees.  Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees amounted to $5.2 million, $5.2 million and $2.0 million in 2012, 2011 and 2010, respectively.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions, which had previously been suspended effective January 1, 2010.

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

	Years ended December 31,
	2012	2011	2010
	($ in millions)
Stock-based compensation	$8.4	$8.8	$10.1
Mark-to-market adjustments	0.9	(0.5)	1.2
Total expense	$9.3	$8.3	$11.3

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.  Stock options, restricted stock and performance shares typically vest over three years.  We issue shares to settle stock options, restricted stock, and share-based performance awards.  On April 23, 2009, the shareholders approved the 2009 Long Term Incentive Plan which authorized an additional 3.0 million shares available for grant.  In 2012, 2011 and 2010 long-term incentive awards included stock options, performance share awards, and restricted stock.  The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

Stock option transactions were as follows:

				Exercisable
	Shares	Option Price	Weighted Average Option Price	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	3,764,870	$14.28-23.78	$17.84	2,415,347	$18.46
Granted	480,250	21.92	21.92
Exercised	(80,781)	14.28-18.78	16.23
Canceled	(103,549)	14.28-18.78	16.39
Outstanding at December 31, 2012	4,060,790	$14.28-23.78	$18.39	2,961,434	$18.00

At December 31, 2012, the average exercise period for all outstanding and exercisable options was 69 months and 57 months, respectively.  At December 31, 2012, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $13.3 million and exercisable options was $10.9 million.  The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $4.2 million and $0.9 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2012 was $3.3 million and was expected to be recognized over a weighted average period of 1.2 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2012:

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Under $16.00	1,140,983	$14.89	1,388,803	$15.03
$16.00 – $20.00	661,259	$17.57	1,032,545	$18.00
Over $20.00	1,159,192	$21.30	1,639,442	$21.48
	2,961,434		4,060,790

At December 31, 2012, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2000 long term incentive plan	605,298	86,113
2003 long term incentive plan	876,315	22,009
2006 long term incentive plan	2,251,463	171,983
2009 long term incentive plan	2,993,664	1,631,916
	6,726,740	1,912,021
1996 stock option plan (plan expired)	66,536	—
Total under stock option plans	6,793,276	1,912,021

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 stock plan for non-employee directors	596,922	220,712
Employee deferral plan	46,340	45,644
Total under stock purchase plans	643,262	266,356

(1)	All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,402,605 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral.  Non-employee directors annually receive stock grants as a portion of their director compensation.  Of the shares reserved under the stock purchase plans at December 31, 2012, 377,609 shares were committed.

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

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at January 1, 2012	267,736	$19.78	254,125	$15.83
Granted	79,569	22.60	81,625	24.11
Paid/Issued	(101,722)	19.78	(93,500)	14.28
Canceled	(416)	19.78	—	—
Outstanding at December 31, 2012	245,167	$21.45	242,250	$19.22
Total vested at December 31, 2012	153,417	$21.45	150,500	$18.03

The summary of the status of our unvested performance shares to be settled in cash were as follows:

	Shares	Weighted Average Fair Value per Share
Unvested at January 1, 2012	67,500	$19.78
Granted	79,569	22.60
Vested	(55,319)	21.45
Unvested at December 31, 2012	91,750	$21.45

At December 31, 2012, the liability recorded for performance shares to be settled in cash totaled $3.3 million.  The total unrecognized compensation cost related to unvested performance shares at December 31, 2012 was $3.9 million and was expected to be recognized over a weighted average period of 1.1 years.

SHAREHOLDERS’ EQUITY

During 2012, 2011 and 2010, we issued 0.1 million; 0.5 million; and 0.2 million shares, respectively, with a total value of $1.4 million, $9.3 million and $3.1 million, respectively, representing stock options exercised.  In addition, during 2012, 2011 and 2010, we issued zero; zero; and 0.6 million shares of common stock, respectively, with a total value of zero, zero and $10.2 million, respectively, to the CEOP.  Effective September 23, 2010, our CEOP began to purchase shares in the open market in lieu of our issuing shares to satisfy the investment in our common stock resulting from employee contributions, our matching contributions, retirement contributions and re-invested dividends.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions, which had previously been suspended effective January 1, 2010.

On July 21, 2011, our board of directors authorized a share repurchase program of up to 5 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased.  We purchased and retired 0.2 million shares in 2012 and 2011 under this program, at a cost of $3.1 million and $4.2 million, respectively.  As of December 31, 2012, we had purchased a total of 0.4 million shares under this program and 4.6 million shares remained authorized to be purchased.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2010	$(0.5)	$11.6	$(259.3)	$(248.2)
Unrealized gains (losses)	0.9	5.4	(26.0)	(19.7)
Reclassification adjustments into income	—	(5.4)	11.5	6.1
Balance at December 31, 2010	0.4	11.6	(273.8)	(261.8)
Unrealized gains (losses)	1.4	(10.6)	(29.0)	(38.2)
Reclassification adjustments into income	—	(6.3)	12.1	5.8
Balance at December 31, 2011	1.8	(5.3)	(290.7)	(294.2)
Unrealized gains (losses)	0.3	6.0	(101.9)	(95.6)
Reclassification adjustments into income	—	4.0	14.5	18.5
Balance at December 31, 2012	$2.1	$4.7	$(378.1)	$(371.3)

Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included the amortization of prior service costs and actuarial losses and pension and postretirement liability adjustments.

Unrealized gains and losses on derivative contracts (net of taxes) activity in other comprehensive loss included a deferred tax provision (benefit) for 2012, 2011 and 2010 of $6.4 million, $(10.7) million and zero, respectively.  Pension and postretirement benefits (net of taxes) activity in other comprehensive loss included a deferred tax benefit for 2012, 2011 and 2010 of $56.0 million, $10.2 million and $9.1 million, respectively.

SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, other operating income, other (expense) income, and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Intersegment sales of $18.1 million for the year ended December 31, 2012, representing the sale of caustic soda, bleach, and hydrochloric acid to Chemical Distribution from Chlor Alkali Products, at prices that approximate market, have been eliminated from Chlor Alkali Products segment sales.

	Years ended December 31,
	2012	2011	2010
Sales:	($ in millions)
Chlor Alkali Products	$1,410.8	$1,389.1	$1,036.6
Chemical Distribution	156.3	—	—
Winchester	617.6	572.0	549.3
Total sales	$2,184.7	$1,961.1	$1,585.9
Income before taxes:
Chlor Alkali Products	$263.2	$245.0	$117.2
Chemical Distribution	4.5	—	—
Winchester	55.2	37.9	63.0
Corporate/Other	(51.8)	(46.7)	(48.7)
Restructuring charges	(8.5)	(10.7)	(34.2)
Acquisition costs	(8.3)	(0.8)	—
Other operating income	7.6	8.8	2.5
Interest expense	(26.4)	(30.4)	(25.4)
Interest income	1.0	1.2	1.0
Other (expense) income	(11.3)	175.1	1.5
Income before taxes	$225.2	$379.4	$76.9
Earnings of non-consolidated affiliates:
Chlor Alkali Products	$3.0	$9.6	$29.9
Depreciation and amortization expense:
Chlor Alkali Products	$88.9	$85.6	$74.8
Chemical Distribution	5.5	—	—
Winchester	13.6	10.9	10.1
Corporate/Other	2.9	2.8	2.0
Total depreciation and amortization expense	$110.9	$99.3	$86.9
Capital spending:
Chlor Alkali Products	$221.3	$134.2	$67.6
Chemical Distribution	0.8	—	—
Winchester	32.1	63.9	15.2
Corporate/Other	1.5	2.8	2.5
Total capital spending	$255.7	$200.9	$85.3

	December 31,
	2012	2011
Assets:	($ in millions)
Chlor Alkali Products	$1,781.8	$1,652.3
Chemical Distribution	379.7	—
Winchester	340.7	328.6
Corporate/Other	275.5	468.7
Total assets	$2,777.7	$2,449.6

Investments—affiliated companies (at equity):
Chlor Alkali Products	$29.3	$27.6

Segment assets include only those assets which are directly identifiable to an operating segment.  Assets of the corporate/other segment include primarily such items as cash and cash equivalents, deferred taxes, restricted cash and other assets.

	Years ended December 31,
Geographic Data:	2012	2011	2010
Sales:	($ in millions)
United States	$1,970.5	$1,774.0	$1,425.7
Foreign	214.2	187.1	160.2
Transfers between areas:
United States	53.5	50.0	39.4
Foreign	85.5	95.3	66.1
Eliminations	(139.0)	(145.3)	(105.5)
Total sales	$2,184.7	$1,961.1	$1,585.9

	December 31,
	2012	2011
Assets:	($ in millions)
United States	$2,520.8	$2,208.8
Foreign	256.9	240.8
Total assets	$2,777.7	$2,449.6

Transfers between geographic areas are priced generally at prevailing market prices.  Export sales from the United States to unaffiliated customers were $25.1 million, $22.0 million and $22.1 million in 2012, 2011 and 2010, respectively.

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $2.4 million at December 31, 2012.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and OM&M expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2012	2011
	($ in millions)
Beginning balance	$163.3	$167.6
Charges to income	8.4	19.3
Remedial and investigatory spending	(25.5)	(23.3)
Currency translation adjustments	0.3	(0.3)
Ending balance	$146.5	$163.3

At December 31, 2012 and 2011, our consolidated balance sheets included environmental liabilities of $125.5 million and $132.3 million, respectively, which were classified as other noncurrent liabilities.  Our environmental liability amounts did not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $146.5 million included on our consolidated balance sheet at December 31, 2012 for future environmental expenditures, we currently expect to utilize $84.3 million of the reserve for future environmental expenditures over the next 5 years, $18.9 million for expenditures 6 to 10 years in the future, and $43.3 million for expenditures beyond 10 years in the future.

Our total estimated environmental liability at December 31, 2012 was attributable to 71 sites, 17 of which were USEPA NPL sites.  Ten sites accounted for 77% of our environmental liability and, of the remaining 61 sites, no one site accounted for more than 3% of our environmental liability.  At seven of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At two of these ten sites, a remedial investigation is being performed.  The one remaining site is in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 21% of the liabilities reserved on our consolidated balance sheet at December 31, 2012 for future environmental expenditures.

Charges or credits to income for investigatory and remedial efforts were material to operating results in 2012, 2011 and 2010 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2012	2011	2010
	($ in millions)
Charges to income	$8.4	$19.3	$16.3
Recoveries from third parties of costs incurred and expensed in prior periods	(0.1)	(11.4)	(7.2)
Total environmental expense	$8.3	$7.9	$9.1

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $15 million to $35 million over the next several years, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2012, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $40 million in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual commitments under non-cancelable operating leases and purchase contracts as of December 31, 2012:

	Operating Leases	Purchase Commitments
	($ in millions)
2013	$54.7	$77.1
2014	46.6	19.1
2015	40.3	16.7
2016	32.5	0.4
2017	28.0	—
Thereafter	66.8	—
Total commitments	$268.9	$113.3

Our operating lease commitments are primarily for railroad cars but also include distribution, warehousing and office space and data processing and office equipment.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.  Total rent expense charged to operations amounted to $60.5 million, $53.8 million and $51.2 million in 2012, 2011 and 2010, respectively (sublease income is not significant).  The above purchase commitments include raw material, capital expenditure and utility purchasing commitments utilized in our normal course of business for our projected needs.

In conjunction with the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009, we entered into a twenty-year brine and pipeline supply agreement with PetroLogistics.  PetroLogistics installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility.  Beginning November 2009, we are obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also have a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  We have met or exceeded the minimum brine usage requirements since the inception of the contract. After the first five-year period, the contract contains a buy out provision exercisable by us for $12.0 million.

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2012 and 2011, our consolidated balance sheets included liabilities for these legal actions of $15.2 million and $16.4 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving an uncertainty as to the realization of a possible gain contingency.  In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site.  There exists the possibility of recovering a portion of these costs from other parties.  We account for gain contingencies in accordance with the provisions of ASC 450 and therefore do not record gain contingencies and recognize income until it is earned and realizable.

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities, and our operations that use foreign currencies.  The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.  We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks.  ASC 815 required an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  In accordance with ASC 815, we designate commodity forward contracts as cash flow hedges of forecasted purchases of commodities and certain interest rate swaps as fair value hedges of fixed-rate borrowings.  We do not enter into any derivative instruments for trading or speculative purposes.

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity, and natural gas used primarily in our Winchester and Chemical Distribution segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  The majority of our commodity derivatives expire within one year.  Those commodity contracts that extend beyond one year correspond with raw material purchases for long-term fixed-price sales contracts.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  At December 31, 2012 and 2011, we had no forward contracts to buy or sell foreign currencies.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2012, $8.4 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	December 31,
	2012	2011
	($ in millions)
Copper	$53.6	$52.1
Zinc	6.3	7.3
Lead	48.3	37.9
Natural gas	6.0	8.3

As of December 31, 2012, the counterparty to $69.0 million of these commodity forward contracts was Wells Fargo, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity, and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  At December 31, 2012, we had open positions in futures contracts through 2017.  If all open futures contracts had been settled on December 31, 2012, we would have recognized a pretax gain of $7.6 million.

If commodity prices were to remain at December 31, 2012 levels, approximately $3.1 million of deferred gains would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of December 31, 2012 and 2011, the total notional amount of our interest rate swaps designated as fair value hedges were zero and $80.8 million, respectively.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2012, $1.8 million of this gain was included in long-term debt. In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial revenue bonds due in 2017. The result was a gain of $0.2 million, which would have been recognized through 2017. In June 2012, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.2 million deferred gain was recognized in interest expense during 2012. In April 2010, Citibank terminated $18.9 million of interest rate swaps on our industrial revenue bonds due in 2016.  The result was a gain of $0.4 million, which would have been recognized through 2016.  In September 2010, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.3 million gain was recognized in interest expense during 2010.

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

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		December 31,			December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2012	2011	Balance Sheet Location	2012	2011
		($ in millions)			($ in millions)
Interest rate contracts	Other assets	$—	$2.2	Long-term debt	$10.2	$12.7
Commodity contracts – gains	Other current assets	9.6	—	Accrued liabilities	—	(2.5)
Commodity contracts – losses	Other current assets	(2.1)	—	Accrued liabilities	—	11.2
		$7.5	$2.2		$10.2	$21.4
Derivatives Not Designated as Hedging Instruments
Interest rate contracts-gains	Other assets	$11.9	$11.6	Other liabilities	$—	$1.0
Interest rate contracts-losses	Other assets	(3.6)	—	Other liabilities	—	—
Commodity contracts – gains	Other current assets	0.1	—	Accrued liabilities	—	—
Commodity contracts – losses	Other current assets	—	—	Accrued liabilities	—	1.5
		$8.4	$11.6		$—	$2.5
Total derivatives(1)		$15.9	$13.8		$10.2	$23.9

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of Gain (Loss)
		Years Ended December 31,
	Location of Gain (Loss)	2012	2011	2010
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$9.9	$(17.3)	$8.8
Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(6.5)	$10.3	$8.8
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$3.3	$6.7	$6.7
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$0.1	$0.5	$0.3
Commodity contracts	Cost of goods sold	(2.1)	(2.2)	(1.1)
		$(2.0)	$(1.7)	$(0.8)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of December 31, 2012, the amount recognized in other current assets for cash collateral provided by counterparties to us was $0.1 million.  As of December 31, 2011, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was $3.9 million.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

FAIR VALUE MEASUREMENTS

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities.  We are required to separately disclose assets and liabilities measured at fair value on a recurring basis, from those measured at fair value on a nonrecurring basis.  Nonfinancial assets measured at fair value on a nonrecurring basis are intangible assets and goodwill, which are reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes the assets and liabilities measured at fair value in the consolidated balance sheets:

Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	($ in millions)
Interest rate swaps	$—	$8.3	$—	$8.3
Commodity forward contracts	0.1	7.5	—	7.6
Liabilities
Interest rate swaps	—	10.2	—	10.2
Earn out	—	—	42.0	42.0
Balance at December 31, 2011
Assets
Interest rate swaps	$—	$13.8	$—	$13.8
Liabilities
Interest rate swaps	—	13.7	—	13.7
Commodity forward contracts	2.5	7.7	—	10.2
Earn out	—	—	49.0	49.0

For the year ended December 31, 2012, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	December 31,
	2012	2011
	($ in millions)
Beginning balance	$49.0	$—
(Settlements) purchases	(18.5)	42.3
Unrealized losses included in other expense (income)	11.5	6.7
Ending balance	$42.0	$49.0

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

Interest Rate Swaps

The fair value of the interest rate swaps was included in other assets, long-term debt and other liabilities as of December 31, 2012 and 2011.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of December 31, 2012 and 2011, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

We had no fair value of foreign currency contracts as of December 31, 2012 and 2011.  The gains and losses of foreign currency contracts were included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).

Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of our long-term debt was determined based on current market rates for debt of similar risk and maturities.  The following table summarizes the fair value measurements of debt and the actual debt recorded on our balance sheets:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Amount recorded on balance sheets
	$ in millions
Balance at December 31, 2012	$—	$605.1	$153.0	$758.1	$713.7
Balance at December 31, 2011	—	391.4	160.9	552.3	536.4

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

For the year ended December 31, 2012, we paid $18.5 million for the earn out related to the 2011 SunBelt performance. The 2011 earn out payment included $15.3 million that was recognized as part of the original purchase price. The $15.3 million is included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011.  At February 28, 2011, $180.6 million of assets were measured at fair value on a nonrecurring basis.  We recognized a gain of $181.4 million for the year ended December 31, 2011 on our previously held investment in SunBelt, which had been accounted for under the equity method of accounting prior to the acquisition.  We remeasured our equity interest in SunBelt of $(0.8) million based on our purchase of PolyOne’s 50% interest in SunBelt.  We used Level 1 inputs for the cash payments and Level 3 inputs for the estimated earn out.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

($ in millions, except per share data)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$507.2	$508.7	$581.2	$587.6	$2,184.7
Cost of goods sold	392.9	391.4	475.8	487.9	1,748.0
Net income	38.7	47.6	28.7	34.6	149.6
Net income per common share:
Basic	0.48	0.59	0.36	0.43	1.87
Diluted	0.48	0.59	0.35	0.43	1.85
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	23.46	22.24	23.48	22.32	23.48
Low	19.75	18.40	19.34	19.50	18.40

2011
Sales	$436.0	$529.1	$550.2	$445.8	$1,961.1
Cost of goods sold	359.2	413.7	432.7	368.3	1,573.9
Net income	133.7	42.1	47.2	18.7	241.7
Net income per common share:
Basic	1.68	0.53	0.59	0.23	3.02
Diluted	1.66	0.52	0.58	0.23	2.99
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	23.04	27.16	24.09	21.75	27.16
Low	17.97	20.60	17.64	16.11	16.11

(1)	NYSE composite transactions.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the related report of Olin’s independent registered public accounting firm, KPMG LLP, are included in Item 8—“Consolidated Financial Statements and Supplementary Data.”

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading “Item 1- Proposal for the Election of Directors” in our Proxy Statement relating to our 2013 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report.  See also the list of executive officers following Item 4 in Part I of this Report.  We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, contained in the paragraph entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “What are the committees of the Board?” under the heading “Corporate Governance Matters” in our Proxy Statement.  We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “Miscellaneous—How can I directly nominate a director for election to the Board at the 2013 Annual Meeting?” and “Corporate Governance Matters—What is Olin’s director nomination process?”

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Conduct. The Code of Conduct is available in the About Olin, Ethics section of our website at www.olin.com. Olin intends to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code of Conduct with respect to its executive officers or directors by posting such amendment or waiver on its website.

Item 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation,” on page 17 and the information on pages 24 through 57, (beginning with the information under the heading “Compensation Discussion and Analysis” through the information under the heading “Compensation Committee Report,”) are incorporated by reference in this Report.

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

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders(2)	5,190,929	(3)	$18.30	(3)	2,132,733
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	5,190,929		$18.30	(3)	2,132,733

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.

(2)
Consists of the 2000 Long Term Incentive Plan, the 2003 Long Term Incentive Plan, the 2006 Long Term Incentive Plan, the 2009 Long Term Incentive Plan and the 1997 Stock Plan for Non-employee Directors.  Does not include information about the equity compensation plan listed in the table below, which has expired.  No additional awards may be granted under this expired plan. As of December 31, 2012:

Plan Name	Expiration date	Number of securities issuable under outstanding options	Weighted average exercise price	Weighted average remaining term
1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries	1/25/2006	66,536	$23.78	2.1 years

(3)	Includes:

•	3,994,254 shares issuable upon exercise of options with a weighted average exercise price of $18.30, and a weighted average remaining term of 5.8 years,

•	388,465 shares issuable under restricted stock unit grants, with a weighted average remaining term of 1.2 years,

•	432,000 shares issuable in connection with outstanding performance share awards, with a weighted average term of 1.1 years remaining in the performance measurement period, and

•	376,210 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees, and dividends on deferred stock under the plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information under the headings “Review, Approval, or Ratification of Transactions with Related Persons,” “Related Person Transaction Since the Beginning of 2012” and “Which board members are independent?” in our Proxy Statement by reference in this Report.

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

3.  Exhibits

See the Exhibit Index immediately prior to the exhibits which is hereby incorporated by reference.  The following exhibits, listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Exhibit No.	Description

10(o)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended and restated effective October 25, 2012

11	Computation of Per Share Earnings (included in the Note–“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

21	List of Subsidiaries

23	Consent of KPMG LLP

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Any exhibit is available from the Company by writing to: Mr. George H. Pain, Senior Vice President, General Counsel and Secretary, Olin Corporation, 190 Carondelet Plaza, Suite 1530, Clayton, MO 63105-3443.

Shareholders may obtain information from Wells Fargo Shareowner Services, our registrar and transfer agent, who also manages our Dividend Reinvestment Plan by writing to:  Wells Fargo Shareowner Services, PO Box 64874, St. Paul, MN 55164-0854, by telephone at (800) 468-9716 or via the Internet at www.shareowneronline.com, click on “contact us”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2013

OLIN CORPORATION
By:	/s/ Joseph D. Rupp
Joseph D. Rupp
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2013

/s/ GRAY G. BENOIST Gray G. Benoist	Director	February 25, 2013

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 25, 2013

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 25, 2013

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 25, 2013

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 25, 2013

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	February 25, 2013

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	February 25, 2013

/s/ VINCENT J. SMITH Vincent J. Smith	Director	February 25, 2013

/s/ JOHN E. FISCHER John E. Fischer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2013

/s/ TODD A. SLATER Todd A. Slater	Vice President, Finance and Controller (Principal Accounting Officer)	February 25, 2013

EXHIBIT INDEX

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(cc) below.

3	(a)	Olin’s Amended and Restated Articles of Incorporation as amended effective May 2, 2011—Exhibit 3.1 to Olin’s Form 8-K dated May 3, 2011.*
	(b)	Bylaws of Olin as amended effective December 9, 2010—Exhibit 3.1 to Olin’s Form 8-K dated December 10, 2010.*
4	(a)	Indenture between Olin and JPMorgan Chase Bank, N.A. dated as of June 26, 2006—Exhibit 4.1 to Olin’s Form 8-K dated June 26, 2006.*
	(b)	6.75% Senior Note Due 2016—Exhibit 4.1 to Olin’s Form 8-K dated July 28, 2006.*
	(c)	First Supplemental Indenture between Olin and JPMorgan Chase Bank, N.A. dated July 28, 2006—Exhibit 4.2 to Olin’s Form 8-K dated July 28, 2006.*
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
Bond Purchase Agreement dated December 27, 2010 between the Industrial Development Board of the County of Bradley and the City of Cleveland, Tennessee, Olin Corporation and PNC Bank National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated December 29, 2010.*

(s)
Forward Purchase Agreement dated April 27, 2012 by and among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent for the Lenders under the Funding Agreement—Exhibit 4.1 to Olin’s Form 8-K dated May 3, 2012.*

(t)
Second Amendment to Amended and Restated Funding and Credit Agreement dated April 27, 2012 among Olin Corporation, the Lenders, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K dated May 3, 2012.*

(u)
Second Supplemental Indenture dated as of August 9, 2012 between Olin Corporation, The Bank of New York Mellon Trust Company, N.A. and U. S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K dated August 9, 2012.*

	(v)	Third Supplemental Indenture dated as of August 22, 2012 between Olin Corporation and U. S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K dated August 22, 2012.*
	(w)	Form of 5.50% Senior Notes due 2022—Exhibit 4.2 to Olin’s Form 8-K dated August 22, 2012.*

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
(n)
Form of executive agreement between Olin Corporation and each of Kenneth A. Steel, Jr. and Robert A. Steel dated July 17, 2012—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2012.*

	(o)	Amended and Restated 1997 Stock Plan for Non-Employee Directors as amended and restated effective October 25, 2012.
	(p)	Amended and Restated Olin Senior Management Incentive Compensation Plan, as amended and restated effective April 22, 2010—Appendix B to Olin’s Proxy Statement dated March 10, 2010.*
	(q)	Description of Restricted Stock Unit Awards granted under the 2000, 2003, 2006 or 2009 Long Term Incentive Plans—Exhibit 10(p) to Olin’s Form 10-K for 2008.*
	(r)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
	(s)	Olin Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
	(t)	Olin Corporation 2000 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.6 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*

	(u)	Olin Corporation 2003 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.7 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
	(v)	Olin Corporation 2006 Long Term Incentive Plan as amended and restated effective October 22, 2008—Exhibit 10.8 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
	(w)	Olin Corporation 2009 Long Term Incentive Plan—Appendix A to Olin’s Proxy Statement dated March 11, 2009.*
	(x)	Performance Share Program codified to reflect amendments through December 31, 2010—Exhibit 10.2 to Olin’s Form 10-K for 2010.*
	(y)	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10(bb) to Olin’s Form 10-K for 2007.*
	(z)	Form of Restricted Stock Unit Award Certificate—Exhibit 10(cc) to Form 10-K for 2007.*
	(aa)	Form of Performance Award and Senior Performance Award Certificates—Exhibit 10(dd) to Olin’s Form 10-K for 2007.*
	(bb)	Summary of Stock Option Continuation Policy—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended March 31, 2009.*
	(cc)	Olin Corporation Contributing Employee Ownership Plan Amended and Restated effective as of December 31, 2009—Exhibit 10(dd) to Olin’s Form 10-K for 2009.*
	(dd)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
(ee)
Purchase Agreement dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc.—Exhibit 2.1 to Olin’s Form 8-K dated March 3, 2011.*

	(ff)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(gg)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(hh)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
	(ii)	Agreement and Plan of Merger dated as of May 20, 2007, among Olin Corporation, Princeton Merger Corp., and Pioneer Companies, Inc.—Exhibit 2.1 to Olin’s Form 8-K dated May 21, 2007.*
	(jj)	Purchase Agreement dated as of October 15, 2007, among Global Brass and Copper Acquisition Co. and Olin Corporation—Exhibit 2.1 to Olin’s Form 8-K dated October 15, 2007.*
	(kk)	Credit Agreement dated as of April 27, 2012 among Olin Corporation, Olin Canada ULC and the banks named therein—Exhibit 10.1 to Olin’s Form 8-K dated May 3, 2012.*
(ll)
Stock Purchase Agreement dated as of July 17, 2012, by and among K. A. Steel Chemicals Inc., the stockholders of K. A. Steel Chemicals Inc. and Robert F. Steel, as the sellers’ representative—Exhibit 2.1 to Olin’s Form 8-K dated July 18, 2012.*

11		Computation of Per Share Earnings (included in the Note—“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8).
12		Computation of Ratio of Earnings to Fixed Charges (unaudited).
14		Code of Conduct—Exhibit 14.1 to Olin’s Form 8-K dated December 19, 2012.*
21		List of Subsidiaries.
23		Consent of KPMG LLP.
31.1		Section 302 Certification Statement of Chief Executive Officer.
31.2		Section 302 Certification Statement of Chief Financial Officer.
32		Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
*Previously filed as indicated and incorporated herein by reference.  Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.