Form 10-Q
period 2013-03-31
OLIN CORP
filed 2013-04-29
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

As of March 31, 2013, 80,295,104 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2013	December 31, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$93.0	$165.2	$220.6
Receivables, net	364.7	299.0	279.9
Income tax receivable	2.4	8.2	—
Inventories	193.3	195.1	186.0
Current deferred income taxes	53.4	61.3	51.3
Other current assets	15.6	20.3	14.1
Total current assets	722.4	749.1	751.9
Property, plant and equipment (less accumulated depreciation of $1,191.2, $1,164.0 and $1,168.8)	1,025.4	1,034.3	914.7
Prepaid pension costs	2.1	2.1	28.7
Restricted cash	10.7	11.9	34.1
Deferred income taxes	8.9	9.1	—
Other assets	219.6	224.1	83.1
Goodwill	747.1	747.1	627.4
Total assets	$2,736.2	$2,777.7	$2,439.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$12.2	$23.6	$23.6
Accounts payable	166.5	174.3	125.9
Income taxes payable	6.1	7.6	0.5
Accrued liabilities	210.4	228.5	219.6
Total current liabilities	395.2	434.0	369.6
Long-term debt	689.3	690.1	512.0
Accrued pension liability	150.7	164.3	58.4
Deferred income taxes	112.7	110.4	117.2
Other liabilities	363.7	380.5	366.4
Total liabilities	1,711.6	1,779.3	1,423.6
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 80.3, 80.2 and 80.1 shares	80.3	80.2	80.1
Additional paid-in capital	857.5	856.1	852.0
Accumulated other comprehensive loss	(371.1)	(371.3)	(286.4)
Retained earnings	457.9	433.4	370.6
Total shareholders’ equity	1,024.6	998.4	1,016.3
Total liabilities and shareholders’ equity	$2,736.2	$2,777.7	$2,439.9

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Sales	$630.0	$507.2
Operating expenses:
Cost of goods sold	504.4	392.9
Selling and administration	49.1	43.7
Restructuring charges	2.3	1.9
Other operating income	0.2	0.5
Operating income	74.4	69.2
Earnings of non-consolidated affiliates	0.6	0.2
Interest expense	9.1	6.5
Interest income	0.1	0.2
Other expense	2.2	2.6
Income before taxes	63.8	60.5
Income tax provision	23.3	21.8
Net income	$40.5	$38.7
Net income per common share:
Basic	$0.50	$0.48
Diluted	$0.50	$0.48
Dividends per common share	$0.20	$0.20
Average common shares outstanding:
Basic	80.2	80.1
Diluted	81.2	80.9

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$40.5	$38.7
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.1	0.3
Unrealized (losses) gains on derivative contracts	(5.1)	4.3
Amortization of prior service costs and actuarial losses	5.2	3.2
Total other comprehensive income, net of tax	0.2	7.8
Comprehensive income	$40.7	$46.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2012	80.1	$80.1	$852.0	$(294.2)	$347.9	$985.8
Net income	—	—	—	—	38.7	38.7
Other comprehensive income	—	—	—	7.8	—	7.8
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(16.0)	(16.0)
Common stock repurchased and retired	(0.1)	(0.1)	(1.1)	—	—	(1.2)
Common stock issued for:
Stock options exercised	—	—	0.3	—	—	0.3
Other transactions	0.1	0.1	0.8	—	—	0.9
Balance at March 31, 2012	80.1	$80.1	$852.0	$(286.4)	$370.6	$1,016.3
Balance at January 1, 2013	80.2	$80.2	$856.1	$(371.3)	$433.4	$998.4
Net income	—	—	—	—	40.5	40.5
Other comprehensive income	—	—	—	0.2	—	0.2
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(16.0)	(16.0)
Common stock repurchased and retired	(0.2)	(0.2)	(4.4)	—	—	(4.6)
Common stock issued for:
Stock options exercised	0.3	0.3	4.4	—	—	4.7
Other transactions	—	—	1.0	—	—	1.0
Stock-based compensation	—	—	0.4	—	—	0.4
Balance at March 31, 2013	80.3	$80.3	$857.5	$(371.1)	$457.9	$1,024.6

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$40.5	$38.7
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(0.6)	(0.2)
Gains on disposition of property, plant and equipment	(0.1)	(0.1)
Stock-based compensation	2.1	1.4
Depreciation and amortization	32.9	25.5
Deferred income taxes	10.4	12.6
Qualified pension plan contributions	(0.2)	(0.2)
Qualified pension plan income	(5.9)	(5.9)
Change in:
Receivables	(65.7)	(42.8)
Income taxes receivable/payable	4.3	1.2
Inventories	1.8	(9.4)
Other current assets	(2.9)	(3.9)
Accounts payable and accrued liabilities	(20.9)	(16.2)
Other assets	0.6	1.5
Other noncurrent liabilities	1.9	2.5
Other operating activities	0.6	(0.3)
Net operating activities	(1.2)	4.4
Investing Activities
Capital expenditures	(30.2)	(75.9)
Proceeds from sale/leaseback of equipment	—	1.0
Proceeds from disposition of property, plant and equipment	1.8	0.2
Distributions from affiliated companies, net	0.1	—
Restricted cash activity	1.2	17.6
Other investing activities	0.1	0.3
Net investing activities	(27.0)	(56.8)
Financing Activities
Long-term debt repayments	(11.4)	—
Earn out payment – SunBelt	(17.1)	(15.3)
Common stock repurchased and retired	(4.6)	(1.2)
Stock options exercised	4.2	0.3
Excess tax benefits from stock-based compensation	0.9	0.4
Dividends paid	(16.0)	(16.0)
Net financing activities	(44.0)	(31.8)
Net decrease in cash and cash equivalents	(72.2)	(84.2)
Cash and cash equivalents, beginning of period	165.2	304.8
Cash and cash equivalents, end of period	$93.0	$220.6
Cash paid for interest and income taxes:
Interest	$12.6	$7.5
Income taxes, net of refunds	$7.4	$7.1
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$8.0	$20.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Financial Statements
(Unaudited)

DESCRIPTION OF BUSINESS

Olin Corporation is a Virginia corporation, incorporated in 1892.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products, with nine U.S. manufacturing facilities and one Canadian manufacturing facility, produces chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide.  Chemical Distribution, with twenty-seven owned and leased terminal facilities, manufactures bleach products and distributes caustic soda, bleach products, potassium hydroxide and hydrochloric acid. Winchester, with its principal manufacturing facilities in East Alton, IL and Oxford, MS, produces and distributes sporting ammunition, law enforcement ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate.  We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Certain reclassifications were made to prior year amounts to conform to the 2013 presentation.

On August 22, 2012, we acquired 100% of privately-held K. A. Steel Chemicals Inc. (KA Steel), whose operating results are included in the accompanying financial statements since the date of the acquisition.

ACQUISITION

On August 22, 2012, we acquired 100% of privately-held KA Steel, on a debt free basis, for $336.6 million in cash, after receiving the final working capital adjustment of $1.9 million. The purchase price is still subject to certain post-closing adjustments associated with a contingent liability related to the withdrawal from a multi-employer defined benefit pension plan. As of the date of acquisition, KA Steel had cash and cash equivalents of $26.2 million. KA Steel is one of the largest distributors of caustic soda in North America and manufacturers and sells bleach in the Midwest.

The acquisition was partially financed with proceeds from the $200.0 million of 5.50% senior notes (2022 Notes) sold on August 22, 2012 with a maturity date of August 15, 2022. Proceeds from the 2022 Notes were $196.0 million, after expenses of $4.0 million.

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

Included in total current assets is cash and cash equivalents of $26.2 million and receivables of $63.1 million with a contracted value of $63.5 million. Included in other liabilities is an accrued pension withdrawal liability of $10.0 million for the withdrawal from a multi-employer defined benefit pension plan.

Based on final valuations, we allocated $128.0 million of the purchase price to intangible assets relating to customers, customer contracts and relationships, which management estimates to have a useful life of ten years, $10.9 million to intangible assets associated with the KA Steel trade name, which management estimates to have an indefinite useful life, and $0.4 million associated with a favorable lease agreement that will be amortized over the remaining life of the lease term (approximately four years) on a straight line basis. These identifiable intangible assets were included in other assets. Based on final valuations, $119.7 million was assigned to goodwill, all of which is deductible for tax purposes.  The primary reasons for the acquisition and the principal factors that contributed to a KA Steel purchase price that resulted in the recognition of goodwill are the expanded capability to market and sell caustic soda, bleach, potassium hydroxide, and hydrochloric acid, as well as, the geographic diversification the KA Steel locations provide us, and the strengthened position in the industrial bleach segment.

Goodwill and the indefinite-lived trade name intangible asset recorded in the acquisition are not amortized but will be reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

The following pro forma summary presents the condensed statement of income as if the acquisition of KA Steel had occurred on January 1, 2012 (unaudited).

Three Months Ended March 31, 2012
($ in millions, except per share data)
Sales	$613.9
Net income	38.6
Net income per common share:
Basic	$0.48
Diluted	$0.48

The pro forma statement of income was prepared based on historical financial information and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma statement of income uses estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information is not intended to reflect the actual results that would have occurred had the companies actually been combined during the period presented.  The pro forma data reflect the application of the following adjustments:

•	Additional amortization expense related to the fair value of acquired identifiable intangible assets ($3.1 million for the three months ended March 31, 2012).

•
Additional depreciation expense related to the fair value adjustment to property, plant and equipment and conforming KA Steel’s useful lives to ours ($0.1 million for the three months ended March 31, 2012).

•	Increase in interest expense related to the 2022 Notes issued in conjunction with this acquisition ($2.8 million for the three months ended March 31, 2012).

•	Elimination of intersegment sales of caustic soda and bleach to KA Steel from Chlor Alkali Products at prices that approximate market ($9.5 million for the three months ended March 31, 2012).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision reflects a decrease of $1.1 million for the three months ended March 31, 2012, associated with the incremental pretax income, the fair value adjustments for acquired intangible assets and property, plant and equipment, and the interest expense of the 2022 Notes issued in conjunction with this acquisition, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

RESTRUCTURING CHARGES

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limited our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology reduced the electricity usage per ECU produced by approximately 25%.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removed the highest cost production capacity from our system.  Mercury cell chlor alkali production at the Augusta, GA facility was discontinued at the end of September, 2012 and the conversion at Charleston, TN was completed in the second half of 2012 with the successful start-up of two new membrane cell lines. These actions reduced our Chlor Alkali capacity by 160,000 tons. The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the three months ended March 31, 2013 and 2012, we recorded pretax restructuring charges of $1.5 million and $0.3 million, respectively, for employee severance and related benefit costs and facility exit costs.  We expect to incur additional restructuring charges through 2013 of approximately $5 million related to the implementation of plans to exit the use of mercury cell technology in the chlor alkali manufacturing process.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $30 million.  Consistent with this decision we have initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  We currently expect to complete this relocation by the end of 2016.  For the three months ended March 31, 2013 and 2012, we recorded pretax restructuring charges of $0.8 million and $1.6 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs.  We expect to incur additional restructuring charges through 2016 of approximately $9 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2010 restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2013:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2012	$11.3	$0.8	$—	$—	$12.1
2012 restructuring charges	0.9	—	0.8	0.2	1.9
Amounts utilized	(0.7)	—	(0.8)	(0.2)	(1.7)
Balance at March 31, 2012	$11.5	$0.8	$—	$—	$12.3
Balance at January 1, 2013	$13.5	$0.4	$—	$—	$13.9
2013 restructuring charges	0.6	—	0.1	1.6	2.3
Amounts utilized	(0.8)	—	(0.1)	(1.6)	(2.5)
Balance at March 31, 2013	$13.3	$0.4	$—	$—	$13.7

The following table summarizes the cumulative restructuring charges of these 2010 restructuring actions by major component through March 31, 2013:

	Chlor Alkali Products	Winchester	Total
	($ in millions)
Write-off of equipment and facility	$17.5	$—	$17.5
Employee severance and job related benefits	5.6	11.5	17.1
Facility exit costs	10.3	1.1	11.4
Pension and other postretirement benefits curtailment	—	4.1	4.1
Employee relocation costs	0.1	4.4	4.5
Lease and other contract termination costs	1.1	—	1.1
Total cumulative restructuring charges	$34.6	$21.1	$55.7

As of March 31, 2013, we have incurred cash expenditures of $13.7 million and non-cash charges of $28.3 million related to these restructuring actions.  The remaining balance of $13.7 million is expected to be paid out in 2013 through 2016.

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

Allowance for doubtful accounts receivable consisted of the following:

	March 31,
	2013	2012
	($ in millions)
Balance at beginning of year	$3.6	$3.2
Provisions charged	0.5	0.4
Write-offs, net of recoveries	(0.1)	—
Balance at end of period	$4.0	$3.6

INVENTORIES

Inventories consisted of the following:

	March 31, 2013	December 31, 2012	March 31, 2012
	($ in millions)
Supplies	$37.7	$36.4	$35.0
Raw materials	75.1	70.5	81.0
Work in process	28.7	25.2	33.4
Finished goods	132.6	141.0	111.8
	274.1	273.1	261.2
LIFO reserve	(80.8)	(78.0)	(75.2)
Inventories, net	$193.3	$195.1	$186.0

In conjunction with the acquisition of KA Steel, we obtained inventories with a fair value of $36.4 million as of August 22, 2012. Inventories are valued at the lower of cost or market, with cost being determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily Chemical Distribution inventories, operating supplies, spare parts and maintenance parts.  Elements of costs in inventories included raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2013 reflect certain estimates relating to inventory quantities and costs at December 31, 2013.  If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $80.8 million, $78.0 million and $75.2 million higher than reported at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

OTHER ASSETS

Included in other assets were the following:

	March 31, 2013	December 31, 2012	March 31, 2012
	($ in millions)
Investments in non-consolidated affiliates	$29.8	$29.3	$27.8
Intangible assets (less accumulated amortization of $17.0 million, $13.4 million and $7.4 million, respectively)	149.1	152.7	18.7
Deferred debt issuance costs	16.7	17.5	13.6
Interest rate swaps	7.7	8.3	11.7
Other	16.3	16.3	11.3
Other assets	$219.6	$224.1	$83.1

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2013	2012
Computation of Income per Share	($ and shares in millions, except per share data)
Net income	$40.5	$38.7
Basic shares	80.2	80.1
Basic net income per share	$0.50	$0.48
Diluted shares:
Basic shares	80.2	80.1
Stock-based compensation	1.0	0.8
Diluted shares	81.2	80.9
Diluted net income per share	$0.50	$0.48

The computation of dilutive shares from stock-based compensation does not include 1.4 million shares and 0.8 million shares for the three months ended March 31, 2013 and 2012, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2012 and are expected to be material to operating results in 2013.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $145.5 million, $146.5 million and $163.1 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, of which $124.5 million, $125.5 million and $132.1 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Charges to income	$1.8	$2.9
Recoveries from third parties of costs incurred and expensed in prior periods	—	(0.1)
Total environmental expense	$1.8	$2.8

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of March 31, 2013, December 31, 2012 and March 31, 2012, our condensed balance sheets included liabilities for these legal actions of $14.6 million, $15.2 million and $16.8 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

SHAREHOLDERS’ EQUITY

On July 21, 2011, our board of directors authorized a share repurchase program of up to 5 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased.  For the three months ended March 31, 2013 and 2012, 0.2 million and 0.1 million shares were purchased and retired under this program at a cost of $4.6 million and $1.2 million, respectively.  As of March 31, 2013, we had purchased a total of 0.6 million shares under this program and 4.4 million shares remained authorized to be purchased.

We issued 0.3 million and less than 0.1 million shares representing stock options exercised for the three months ended March 31, 2013 and 2012, respectively, with a total value of $4.7 million and $0.3 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2012	$1.8	$(5.3)	$(290.7)	$(294.2)
Unrealized gains	0.3	2.6	—	2.9
Reclassification adjustments into income	—	1.7	3.2	4.9
Balance at March 31, 2012	$2.1	$(1.0)	$(287.5)	$(286.4)
Balance at January 1, 2013	$2.1	$4.7	$(378.1)	$(371.3)
Unrealized gains (losses)	0.1	(4.1)	—	(4.0)
Reclassification adjustments into income	—	(1.0)	5.2	4.2
Balance at March 31, 2013	$2.2	$(0.4)	$(372.9)	$(371.1)

Unrealized gains and losses on derivative contracts (net of taxes) activity in accumulated other comprehensive loss included reclassification adjustments into net income of gains and losses on commodity forward contracts and are recognized into cost of goods sold. Unrealized gains and losses on derivative contracts (net of taxes) activity in accumulated other comprehensive loss included deferred tax (benefit) provision of $(3.4) million and $2.6 million for the three months ended March 31, 2013 and 2012, respectively.

Pension and postretirement benefits (net of taxes) activity in accumulated other comprehensive loss included the amortization of prior service costs and actuarial losses into net income and are recognized equally into cost of goods sold and selling and administrative expenses. Pension and postretirement benefits (net of taxes) activity in accumulated other comprehensive loss included deferred tax provisions of $3.3 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other operating income, other expense and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $17.3 million for the three months ended March 31, 2013, represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid to Chemical Distribution from Chlor Alkali Products, at prices that approximate market, have been eliminated. Consistent with management’s monitoring of the operating segments, synergies realized of $2.9 million for the three months ended March 31, 2013 have been transferred from the Chlor Alkali Products segment to the Chemical Distribution segment, representing incremental earnings on volumes sold of caustic soda, bleach, potassium hydroxide and hydrochloric acid.

	Three Months Ended March 31,
	2013	2012
Sales:	($ in millions)
Chlor Alkali Products	$348.9	$359.7
Chemical Distribution	110.4	—
Winchester	188.0	147.5
Intersegment Sales Elimination	(17.3)	—
Total sales	$630.0	$507.2
Income before taxes:
Chlor Alkali Products	$58.5	$74.4
Chemical Distribution	4.1	—
Winchester	31.3	10.8
Corporate/other:
Pension income	6.3	6.3
Environmental expense	(1.8)	(2.8)
Other corporate and unallocated costs	(21.3)	(17.9)
Restructuring charges	(2.3)	(1.9)
Other operating income	0.2	0.5
Interest expense	(9.1)	(6.5)
Interest income	0.1	0.2
Other expense	(2.2)	(2.6)
Income before taxes	$63.8	$60.5

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Stock-based compensation	$2.7	$1.9
Mark-to-market adjustments	1.8	0.9
Total expense	$4.5	$2.8

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2013	2012
Dividend yield	3.44%	3.65%
Risk-free interest rate	1.35%	1.36%
Expected volatility	43%	43%
Expected life (years)	7.0	7.0
Grant fair value (per option)	$7.05	$6.55
Exercise price	$23.28	$21.92
Shares granted	621,000	480,250

Dividend yield for 2013 and 2012 was based on a historical average.  Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options.  Expected volatility was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility.  Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $3.8 million and $3.6 million for the three months ended March 31, 2013 and 2012, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.7	$1.5	$0.4	$0.4
Interest cost	20.2	23.5	0.7	0.9
Expected return on plans’ assets	(34.4)	(34.2)	—	—
Recognized actuarial loss	7.5	4.3	1.0	0.9
Net periodic benefit (income) cost	$(5.0)	$(4.9)	$2.1	$2.2

We made cash contributions to our Canadian qualified defined benefit pension plan of $0.2 million for both the three months ended March 31, 2013 and 2012.

As part of the acquisition of KA Steel, as of March 31, 2013, we have recorded a preliminary contingent liability of $10.0 million for the withdrawal from a multi-employer defined benefit pension plan.

As of March 31, 2013 we have recorded a $1.3 million liability associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income before taxes.

	Three Months Ended March 31,
Effective Tax Rate Reconciliation (Percent)	2013	2012
Statutory federal tax rate	35.0%	35.0%
Foreign rate differential	(0.1)	(0.1)
Domestic manufacturing/export tax incentive	(1.1)	(1.0)
Dividends paid to CEOP	(0.4)	(0.4)
State income taxes, net	2.9	1.4
Remeasurement of deferred taxes	—	0.6
Other, net	0.2	0.5
Effective tax rate	36.5%	36.0%

As of March 31, 2013, we had $40.1 million of gross unrecognized tax benefits, which would have a net $38.4 million impact on the effective tax rate, if recognized.  As of March 31, 2012, we had $38.0 million of gross unrecognized tax benefits, of which $36.2 million would have impacted the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:

	March 31,
	2013	2012
	($ in millions)
Balance at beginning of year	$40.1	$37.9
Increases for current year tax positions	—	0.1
Balance at end of period	$40.1	$38.0

As of March 31, 2013, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $10.8 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2007 – 2012
U.S. state income tax	2004 – 2012
Canadian federal income tax	2007 – 2012
Canadian provincial income tax	2007 – 2012

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester and Chemical Distribution segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  The majority of our commodity derivatives expire within one year.  Those commodity contracts that extend beyond one year correspond with raw material purchases for long-term fixed-price sales contracts.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  At March 31, 2013, December 31, 2012 and March 31, 2012, we had forward contracts to sell foreign currencies with a notional value of zero, zero and $8.1 million, respectively.  We had no forward contracts to buy foreign currencies at March 31, 2013, December 31, 2012 and March 31, 2012.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2013, $7.8 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	March 31, 2013	December 31, 2012	March 31, 2012
	($ in millions)
Copper	$49.8	$53.6	$42.6
Zinc	5.8	6.3	6.5
Lead	40.3	48.3	35.4
Natural gas	6.1	6.0	10.3

As of March 31, 2013, the counterparty to $60.3 million of these commodity forward contracts was Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company’s manufacturing process.  At March 31, 2013, we had open positions in futures contracts through 2017.  If all open futures contracts had been settled on March 31, 2013, we would have recognized a pretax loss of $1.0 million.

If commodity prices were to remain at March 31, 2013 levels, approximately $1.5 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of March 31, 2013, December 31, 2012 and March 31, 2012, the total notional amounts of our interest rate swaps designated as fair value hedges were zero, zero and $73.1 million, respectively.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2013, $1.7 million of this gain was included in long-term debt. Pursuant to a note purchase agreement dated December 22, 1997, the SunBelt Chlor Alkali Partnership (SunBelt) sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012	March 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012	March 31, 2012
		($ in millions)				($ in millions)
Interest rate contracts	Other assets	—	—	1.8	Long-term debt	9.5	10.2	12.0
Commodity contracts – gains	Other current assets	—	9.6	—	Accrued liabilities	(3.1)	—	(3.6)
Commodity contracts – losses	Other current assets	—	(2.1)	—	Accrued liabilities	4.4	—	5.4
		$—	$7.5	$1.8		$10.8	$10.2	$13.8
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other assets	10.8	11.9	11.0	Other liabilities	—	—	—
Interest rate contracts – losses	Other assets	(3.1)	(3.6)	(1.1)	Other liabilities	—	—	—
Commodity contracts – gains	Other current assets	1.0	0.1	—	Accrued liabilities	—	—	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	—	—	2.4
		$8.7	$8.4	$9.9		$—	$—	$2.4
Total derivatives(1)		$8.7	$15.9	$11.7		$10.8	$10.2	$16.2

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2013	2012
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(6.8)	$4.2

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$1.7	$(2.7)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.7	$0.9
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$0.9	$(2.9)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of March 31, 2013 and March 31, 2012, the amounts recognized in accrued liabilities for cash collateral provided by us to counterparties were $0.2 million and $0.3 million, respectively.  As of December 31, 2012, the amount recognized in other current assets for collateral provided by counterparties to us was $0.1 million. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at March 31, 2013	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$7.7	$—	$7.7
Commodity forward contracts	—	1.0	—	1.0
Liabilities
Interest rate swaps	$—	$9.5	$—	$9.5
Commodity forward contracts	0.2	1.1	—	1.3
Earn out	—	—	21.0	21.0
Balance at December 31, 2012
Assets
Interest rate swaps	$—	$8.3	$—	$8.3
Commodity forward contracts	0.1	7.5	—	7.6
Liabilities
Interest rate swaps	$—	$10.2	$—	$10.2
Earn out	—	—	42.0	42.0
Balance at March 31, 2012
Assets
Interest rate swaps	$—	$11.7	$—	$11.7
Liabilities
Interest rate swaps	$—	$12.0	$—	$12.0
Commodity forward contracts	0.2	4.0	—	4.2
Earn out	—	—	33.1	33.1

For the three months ended March 31, 2013, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	March 31,
	2013	2012
	($ in millions)
Balance at beginning of year	$42.0	$49.0
Settlements	(23.2)	(18.5)
Unrealized losses included in other expense	2.2	2.6
Balance at end of period	$21.0	$33.1

Interest Rate Swaps

The fair value of the interest rate swaps was included in other assets and long-term debt as of March 31, 2013, December 31, 2012 and March 31, 2012.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of March 31, 2013, December 31, 2012 and March 31, 2012, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

We had no fair value of foreign currency contracts as of March 31, 2013, December 31, 2012 and March 31, 2012.  The gains and losses of foreign currency contracts were included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Amount recorded on balance sheets
	($ in millions)
Balance at March 31, 2013	$—	$591.0	$153.0	$744.0	$701.5
Balance at December 31, 2012	—	605.1	153.0	758.1	713.7
Balance at March 31, 2012	—	403.6	161.0	564.6	535.6

Earn Out

The fair value of the earn out associated with the SunBelt acquisition was estimated using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observed in the market.  Key assumptions in determining the fair value of the earn out include the discount rate and cash flow projections for the year ended December 31, 2013.

For the three months ended March 31, 2013 and 2012, we paid $23.2 million and $18.5 million, respectively, for the earn out related to the 2012 and 2011 SunBelt performance.  The earn out payments for the three months ended March 31, 2013 and 2012 included $17.1 million and $15.3 million, respectively, that were recognized as part of the original purchase price.  The $17.1 million and $15.3 million are included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of March 31, 2013, December 31, 2012 and March 31, 2012.

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

Executive Summary

Chlor Alkali Products’ segment income was $58.5 million for the first quarter of 2013, which decreased from the first quarter 2012 segment income of $74.4 million primarily as a result of lower product prices and decreased volumes. Chlor Alkali Products’ first quarter 2013 segment income improved sequentially from the fourth quarter of 2012 level of $54.3 million, as volumes improved. Our operating rate for the three months ended March 31, 2013 was 85%, which reflected the capacity reductions that occurred in fourth quarter of 2012, compared to the operating rate of 80% for the three months ended March 31, 2012.

First quarter of 2013 ECU netbacks of approximately $565 were approximately 3% lower than both the first quarter of 2012 ECU netbacks of approximately $585 and the fourth quarter of 2012 level of approximately $580. The decline from both periods was due to lower chlorine prices.  ECU netbacks in the second quarter of 2013 are forecast to be higher than the first quarter of 2013 reflecting slight improvements in both chlorine and caustic soda prices. In the first quarter of 2013, a caustic soda price increase of $50 per ton was announced and a chlorine price increase of $60 per ton was announced. While the success of the $50 per ton caustic soda price increase or the $60 per ton chlorine price increase is not yet known, the majority of the benefit, if realized, would impact third quarter 2013 results.
Chemical Distribution segment income was $4.1 million for the three months ended March 31, 2013, which includes depreciation and amortization expense of $3.8 million primarily associated with the acquisition fair valuing of KA Steel. As a result of acquiring KA Steel in August of 2012, we anticipate realizing approximately $35 million of annual synergies at the end of three years. These synergies include opportunities to sell additional volumes of products we produce such as caustic soda, bleach, hydrochloric acid and potassium hydroxide through KA Steel and to optimize freight cost and logistics assets between our Chlor Alkali Products segment and KA Steel.
Winchester segment income was $31.3 million in the first quarter of 2013 compared to $10.8 million in the first quarter of 2012. The increase in segment income reflects the impact of increased volumes due to the continuation of the stronger than normal demand that began in the fourth quarter of 2012, improved selling prices and decreased costs associated with our new centerfire operation in Oxford, MS.

In January 2013 we repaid the $11.4 million 6.5% Senior Notes (2013 Notes), which became due. These were redeemed using cash.

Capital spending of $30.2 million for the three months ended March 31, 2013 included $7.3 million for the construction of a low salt, high strength bleach facility and a hydrochloric acid expansion project at our Henderson, NV chlor alkali site and $1.8 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

Consolidated Results of Operations

	Three Months Ended March 31,
	2013	2012
	($ in millions, except per share data)
Sales	$630.0	$507.2
Cost of goods sold	504.4	392.9
Gross margin	125.6	114.3
Selling and administration	49.1	43.7
Restructuring charges	2.3	1.9
Other operating income	0.2	0.5
Operating income	74.4	69.2
Earnings of non-consolidated affiliates	0.6	0.2
Interest expense	9.1	6.5
Interest income	0.1	0.2
Other expense	2.2	2.6
Income before taxes	63.8	60.5
Income tax provision	23.3	21.8
Net income	$40.5	$38.7
Net income per common share:
Basic	$0.50	$0.48
Diluted	$0.50	$0.48

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Sales for the three months ended March 31, 2013 were $630.0 million compared to $507.2 million in the same period last year, an increase of $122.8 million, or 24%.  Sales of the newly acquired Chemical Distribution segment were $110.4 million. Chlor Alkali Products’ sales decreased $10.8 million, or 3%, primarily due lower product prices ($11.8 million). Our ECU netbacks decreased 3% compared to the same period in the prior year.  Winchester sales increased by $40.5 million, or 27%, from the three months ended March 31, 2012 primarily due to increased shipments to domestic commercial customers, higher selling prices and higher shipments to law enforcement agencies, partially offset by lower shipments to military and international customers.

Gross margin increased $11.3 million, or 10%, compared to the three months ended March 31, 2012, primarily as a result of increased Winchester gross margin ($21.3 million) and additional gross margin contributed by the newly acquired Chemical Distribution segment ($6.6 million), partially offset by lower Chlor Alkali product prices ($11.8 million) and decreased Chlor Alkali volumes ($8.3 million). Gross margin as a percentage of sales decreased to 20% in 2013 from 23% in 2012.

Selling and administration expenses for the three months ended March 31, 2013 increased $5.4 million, or 12%, from the three months ended March 31, 2012 primarily due to administration expenses of the acquired KA Steel operations of $2.5 million, higher stock-based compensation expense of $2.3 million, primarily resulting from mark-to-market adjustments, and increased salary and benefit costs of $0.6 million. Selling and administration expenses as a percentage of sales were 8% in 2013 and 9% 2012.

Restructuring charges for the three months ended March 31, 2013 and 2012 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Interest expense increased by $2.6 million in 2013, primarily due to a higher level of debt outstanding.

Other expense for the three months ended March 31, 2013 and 2012 included $2.2 million and $2.6 million, respectively, of expense for our earn out liability from the SunBelt acquisition.

The effective tax rates for the three months ended March 31, 2013 and 2012 were 36.5% and 36.0%, respectively, which include the effect of state income taxes which are offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, and the utilization of certain state tax credits.

Segment Results

We define segment results as income before interest expense, interest income, other operating income, other expense and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $17.3 million for the three months ended March 31, 2013, represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid to Chemical Distribution from Chlor Alkali Products, at prices that approximate market, have been eliminated. Consistent with management’s monitoring of the operating segments, synergies realized of $2.9 million for the three months ended March 31, 2013 have been transferred from the Chlor Alkali Products segment to the Chemical Distribution segment, representing incremental earnings on volumes sold of caustic soda, bleach, potassium hydroxide and hydrochloric acid.

	Three Months Ended March 31,
	2013	2012
Sales:	($ in millions)
Chlor Alkali Products	$348.9	$359.7
Chemical Distribution	110.4	—
Winchester	188.0	147.5
Intersegment Sales Elimination	(17.3)	—
Total sales	$630.0	$507.2
Income before taxes:
Chlor Alkali Products(1)	$58.5	$74.4
Chemical Distribution	4.1	—
Winchester	31.3	10.8
Corporate/other:
Pension income(2)	6.3	6.3
Environmental expense	(1.8)	(2.8)
Other corporate and unallocated costs	(21.3)	(17.9)
Restructuring charges(3)	(2.3)	(1.9)
Other operating income	0.2	0.5
Interest expense(4)	(9.1)	(6.5)
Interest income	0.1	0.2
Other expense(5)	(2.2)	(2.6)
Income before taxes	$63.8	$60.5

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $0.6 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

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

(3)
Restructuring charges for the three months ended March 31, 2013 and 2012 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(4)	Interest expense was reduced by capitalized interest of $0.8 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

(5)	Other expense for the three months ended March 31, 2013 and 2012 included $2.2 million and $2.6 million, respectively, of expense for our earn out liability from the SunBelt acquisition.

Chlor Alkali Products

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Chlor Alkali Products’ sales for the three months ended March 31, 2013 were $348.9 million compared to $359.7 million for the three months ended March 31, 2012, a decrease of $10.8 million, or 3%.  The sales decrease was primarily due to lower product prices ($11.8 million) and lower volumes of hydrochloric acid ($9.4 million). These decreases were partially offset by increased volumes of potassium hydroxide which increased sales by $5.9 million and increased bleach volumes of 5% which increased sales by $1.8 million. Our ECU netbacks were approximately $565 for the three months ended March 31, 2013 compared to approximately $585 for the three months ended March 31, 2012.  Freight costs included in the ECU netbacks increased 6% for the three months ended March 31, 2013, compared to the same period last year, primarily due to higher railroad freight rates.  Our operating rate for the three months ended March 31, 2013 was 85%, which reflected the capacity reductions that occurred in fourth quarter 2012, compared to the operating rate of 80% for the three months ended March 31, 2012.

Chlor Alkali Products generated segment income of $58.5 million for the three months ended March 31, 2013, compared to $74.4 million for the same period in 2012, a decrease of $15.9 million.  Chlor Alkali Products segment income was lower primarily due to lower product prices ($11.8 million) and decreased volumes ($8.3 million).  These decreases were partially offset by decreased operating costs ($4.2 million).

Chemical Distribution
Chemical Distribution segment income was $4.1 million for the three months ended March 31, 2013, which includes depreciation and amortization expense of $3.8 million primarily associated with the acquisition fair valuing of KA Steel. As a result of acquiring KA Steel in August of 2012, we anticipate realizing approximately $35 million of annual synergies at the end of three years. These synergies include opportunities to sell additional volumes of products we produce such as caustic soda, bleach, hydrochloric acid and potassium hydroxide through KA Steel and to optimize freight cost and logistics assets between our Chlor Alkali Products segment and KA Steel.
Winchester

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Winchester sales were $188.0 million for the three months ended March 31, 2013 compared to $147.5 million for the three months ended March 31, 2012, an increase of $40.5 million, or 27%.  Sales of ammunition to domestic commercial customers were higher by $43.1 million and shipments to law enforcement agencies increased $3.7 million.  These increases were partially offset by reduced shipments to military customers of $5.4 million and a reduction in shipments to international customers of $1.0 million.

Winchester reported segment income of $31.3 million for the three months ended March 31, 2013 compared to $10.8 million for the three months ended March 31, 2012, an increase of $20.5 million, or 190%.  The increase was primarily due to increased volumes ($16.2 million), higher selling prices ($5.7 million) and decreased commodity and other material costs ($0.3 million). These increases were partially offset by higher operating costs ($1.7 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($3.1 million).

Corporate/Other

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

For the three months ended March 31, 2013 and 2012, pension income included in corporate/other was $6.3 million.  On a total company basis, defined benefit pension income for the three months ended March 31, 2013 was $5.0 million compared to $4.9 million for the three months ended March 31, 2012.

For the three months ended March 31, 2013, charges to income for environmental investigatory and remedial activities were $1.8 million compared to $2.8 million for the three months ended March 31, 2012. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2013, other corporate and unallocated costs were $21.3 million compared to $17.9 million for the three months ended March 31, 2012, an increase of $3.4 million, or 19%.  The increase was primarily due to higher stock-based compensation of $2.3 million, primarily resulting from mark-to-market adjustments, a higher level of legal and legal-related settlement expenses of $0.5 million and higher consulting charges of $0.4 million.

Outlook

Net income in the second quarter of 2013 is projected to be in the $0.45 to $0.50 per diluted share range compared with $0.59 per diluted share in the second quarter of 2012.
In Chlor Alkali Products, the second quarter of 2013 segment earnings are expected to decline compared with the second quarter of 2012 earnings of $75.0 million.  The expected decline in segment earnings anticipates higher costs associated with three planned plant maintenance outages, continued lower pretax contributions from hydrochloric acid sales and higher depreciation expense.
First quarter of 2013 ECU netbacks of approximately $565 were approximately 3% lower than both the first quarter of 2012 ECU netbacks of approximately $585 and the fourth quarter of 2012 level of approximately $580. The decline from both periods was due to lower chlorine prices.  ECU netbacks in the second quarter of 2013 are forecast to be higher than the first quarter of 2013 reflecting slight improvements in both chlorine and caustic soda prices. In the first quarter of 2013, a caustic soda price increase of $50 per ton was announced and a chlorine price increase of $60 per ton was announced. While the success of the $50 per ton caustic soda price increase or the $60 per ton chlorine price increase is not yet known, the majority of the benefit, if realized, would impact third quarter 2013 results.
Chemical Distribution second quarter 2013 segment earnings are expected to increase compared with the first quarter of 2013 earnings of $4.1 million due to seasonally stronger caustic soda and bleach sales. As a result of acquiring KA Steel, we anticipate realizing approximately $35 million of annual synergies at the end of three years and in excess of $10 million of synergies in 2013. These synergies include opportunities to sell additional volumes of products we produce such as caustic soda, bleach, hydrochloric acid and potassium hydroxide through KA Steel and to optimize freight cost and logistics assets between our Chlor Alkali Products and KA Steel businesses.
Winchester second quarter 2013 segment earnings are expected to be similar to the $31.3 million in segment earnings achieved during the first quarter of 2013.  The elevated level of commercial demand that the Winchester business began to experience in early November 2012 continued through the first quarter of 2013. This surge in demand has been across all of Winchester's commercial product offerings. The increase in commercial demand can be illustrated by the increase in Winchester's commercial backlog, which was $495.5 million at March 31, 2013 compared to $138.3 million at December 31, 2012 and $137.0 million at March 31, 2012. Some portion of the orders included in the commercial backlog may be canceled by the customer. Based on the elevated level of first quarter commercial demand, the level of the commercial backlog and the absence of any significant inventory throughout the supply chain, Winchester anticipates that higher than normal levels of demand from its commercial customers will continue into at least the fourth quarter of 2013.
In October 2011, Winchester opened the new centerfire production facility in Oxford, MS and relocation and start-up of the pistol and rifle ammunition manufacturing equipment continues. In the first quarter of 2013, approximately 82% of Winchester's pistol ammunition was produced in Oxford, MS. This relocation, which is forecast to be completed in 2016, is forecasted to reduce Winchester's annual operating costs by at least $30 million. We expect the centerfire relocation project to generate operating costs savings of approximately $15 million in 2013.
During the second quarter of 2013, we are anticipating environmental expenses in the $2.3 million to $4.3 million range compared to $0.3 million in the second quarter of 2012. We anticipate that full year 2013 charges for environmental investigatory and remedial activities will be in the $15 million to $20 million range.  We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2013.
We expect defined benefit pension plan income in 2013 to be similar to the 2012 level.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic defined benefit pension plan in 2013 and under the recently passed pension funding relief law, we may not be required to make any additional contributions for at least five years. We do have a small Canadian defined benefit pension plan to which we anticipate cash contributions of approximately $1 million in 2013.
During the second quarter of 2013, we are anticipating pretax restructuring charges of approximately $2.5 million primarily associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing process.  We are expecting total pretax restructuring charges for 2013 related to these projects to be approximately $10 million.  We expect to incur additional restructuring charges through 2016 totaling approximately $6 million related to our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.
In 2013, we expect our capital spending to be in the $100 million to $130 million range, which includes spending for a low salt high strength bleach facility and a hydrochloric acid expansion project at our Henderson, NV chlor alkali site and spending for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations. The low salt high strength bleach facility at Henderson, NV was completed during the first quarter of 2013 and we expect the hydrochloric acid expansion project at Henderson, NV to be completed during the second quarter of 2013. We expect 2013 depreciation and amortization expense to be in the $135 million to $140 million range.
We believe the 2013 effective tax rate will be in the 35% to 37% range.
Environmental Matters

Environmental provisions charged (credited) to income, which are included in costs of goods sold, were as follows:

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Charges to income	$1.8	$2.9
Recoveries from third parties of costs incurred and expensed in prior periods	—	(0.1)
Total environmental expense	$1.8	$2.8

Our liabilities for future environmental expenditures were as follows:

	March 31,
	2013	2012
	($ in millions)
Balance at beginning of year	$146.5	$163.3
Charges to income	1.8	2.9
Remedial and investigatory spending	(2.5)	(3.5)
Currency translation adjustments	(0.3)	0.4
Balance at end of period	$145.5	$163.1

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2013 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $21 million.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $1.8 million at March 31, 2013.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2012 and are expected to be material to operating results in 2013 and future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $145.5 million at March 31, 2013, $146.5 million at December 31, 2012 and $163.1 million at March 31, 2012, of which $124.5 million, $125.5 million and $132.1 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between approximately $45 million to $65 million over the next several years, $15 million to $35 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our condensed balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of March 31, 2013, December 31, 2012 and March 31, 2012, our condensed balance sheets included liabilities for these legal actions of $14.6 million, $15.2 million and $16.8 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
	2013	2012
Provided By (Used For)	($ in millions)
Net operating activities	$(1.2)	$4.4
Capital expenditures	(30.2)	(75.9)
Restricted cash activity	1.2	17.6
Net investing activities	(27.0)	(56.8)
Long-term debt repayments	(11.4)	—
Earn out payment – SunBelt	(17.1)	(15.3)
Net financing activities	(44.0)	(31.8)

Operating Activities

For the three months ended March 31, 2013, cash provided by operating activities decreased by $5.6 million from the three months ended March 31, 2012, primarily due to a larger increase in working capital.  For the three months ended March 31, 2013, working capital increased $83.4 million compared to an increase of $71.1 million in 2012.  Receivables increased from December 31, 2012 by $65.7 million as a result of higher sales in the first quarter of 2013 compared with fourth quarter of 2012.  Accounts payable and accrued liabilities decreased from December 31, 2012 by $20.9 million.

Investing Activities

Capital spending of $30.2 million for the three months ended March 31, 2013 was $45.7 million lower than the corresponding period in 2012.  The decreased capital spending was primarily due to the completion of the Charleston, TN conversion project in the second half of 2012 and the completion of the low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively. Capital spending for the three months ended March 31, 2013 included $7.3 million for the construction of a low salt, high strength bleach facility and a hydrochloric acid expansion project at our Henderson, NV chlor alkali site and $1.8 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

For the total year 2013, we expect our capital spending to be in the $100 million to $130 million range, which includes spending for a low salt, high strength bleach facility and a hydrochloric acid expansion project at our Henderson, NV chlor alkali site and spending for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and completed the remaining low salt, high strength bleach facility at Henderson, NV during the first quarter of 2013.  These three new facilities increased total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.  We expect depreciation and amortization expense to be in the $135 million to $140 million range for 2013.

For the three months ended March 31, 2013 and 2012, we utilized $1.2 million and $17.6 million, respectively, of restricted cash that was required to be used to fund capital projects in Alabama, Mississippi and Tennessee.

For the three months ended March 31, 2012, we entered into sale/leaseback agreements for caustic soda barges that we acquired during 2012.  We received proceeds from the sale of $1.0 million.

Financing Activities

In January 2013 we repaid $11.4 million of 2013 Notes, which became due.

For the three months ended March 31, 2013 and 2012, we paid $23.2 million and $18.5 million, respectively, for the earn out related to the 2012 and 2011 SunBelt performance.  The earn out payments for the three months ended March 31, 2013 and 2012 included $17.1 million and $15.3 million, respectively, that were recognized as part of the original purchase price.  The $17.1 million and $15.3 million are included as a financing activity in the statement of cash flows.

We issued 0.3 million shares and less than 0.1 million shares representing stock options exercised for the three months ended March 31, 2013 and 2012, respectively, with a total value of $4.7 million and $0.3 million, respectively.

For the three months ended March 31, 2013 and 2012, we purchased and retired 0.2 million and 0.1 million shares with a total value of $4.6 million and $1.2 million, respectively, under the share repurchase program approved by our board of directors on July 21, 2011.

The percent of total debt to total capitalization decreased to 40.6% at March 31, 2013 from 41.7% at December 31, 2012.  The decrease was due to a lower level of long-term debt at March 31, 2013 from the repayment of the 2013 Notes and higher shareholders’ equity primarily resulting from the net income for the three months ended March 31, 2013.

In the first quarters of 2013 and 2012, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the three months ended March 31, 2013 and 2012 were $16.0 million for both periods.  On April 25, 2013, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 10, 2013 to shareholders of record on May 10, 2013.

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

For the three months ended March 31, 2013, cash provided by operating activities decreased by $5.6 million from the three months ended March 31, 2012, primarily due to a larger increase in working capital.  For the three months ended March 31, 2013, working capital increased $83.4 million compared to an increase of $71.1 million in 2012.  Receivables increased from December 31, 2012 by $65.7 million as a result of higher sales in the first quarter of 2013 compared with fourth quarter of 2012.  Accounts payable and accrued liabilities decreased from December 31, 2012 by $20.9 million.

Capital spending of $30.2 million for the three months ended March 31, 2013 was $45.7 million lower than the corresponding period in 2012.  The decreased capital spending was primarily due to the completion of the Charleston, TN conversion project in the second half of 2012 and the completion of the low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively. Capital spending for the three months ended March 31, 2013 included $7.3 million for the construction of a low salt, high strength bleach facility and a hydrochloric acid expansion project at our Henderson, NV chlor alkali site and $1.8 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

For the total year 2013, we expect our capital spending to be in the $100 million to $130 million range, which includes spending for a low salt, high strength bleach facility and a hydrochloric acid expansion project at our Henderson, NV chlor alkali site and spending for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and completed the remaining low salt, high strength bleach facility at Henderson, NV during the first quarter of 2013.  These three new facilities increased total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.  We expect depreciation and amortization expense to be in the $135 million to $140 million range for 2013.

The overall use of cash of $72.2 million for the three months ended March 31, 2013, primarily reflects the normal seasonal growth in working capital and the repayment of the 2013 Notes. Based on the seasonality of our working capital, our March 31, 2013 unrestricted cash balance of $93.0 million, the restricted cash balance of $10.7 million and the availability of $228.8 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

On July 21, 2011, our board of directors authorized a share repurchase program for up to 5 million shares of common stock that will terminate in three years for any remaining shares not yet repurchased.  For the three months ended March 31, 2013 and 2012, 0.2 million and 0.1 million shares were purchased and retired under this program at a cost of $4.6 million and $1.2 million, respectively. As of March 31, 2013, we had purchased a total of 0.6 million shares under this program and 4.4 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U. S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank) as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our ongoing relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of March 31, 2013, $10.7 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

At March 31, 2013, we had $228.8 million available under our $265 million senior revolving credit facility, because we had issued $36.2 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility also has a $50 million Canadian subfacility. The senior revolving credit facility will expire in April, 2017. Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2013 and 2012, and December 31, 2012, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of March 31, 2013, there were no covenants or other restrictions that limited our ability to borrow.

At March 31, 2013, we had total letters of credit of $40.6 million outstanding, of which $36.2 million were issued under our $265 million senior revolving credit facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations.  As of March 31, 2013, we had long-term borrowings, including current installments, of $701.5 million, of which $155.9 million was issued at variable rates.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011.  The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2013, $1.7 million of this gain was included in long-term debt.

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

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2013, $7.8 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

Off-Balance Sheet Arrangements

In conjunction with the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009, we entered into a twenty-year brine and pipeline supply agreement with PetroLogistics Olefins, LLC (PetroLogistics).  PetroLogistics installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility.  Beginning November 2009, we are obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also have a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  We have met or exceed the minimum brine usage requirements since the inception of the contract. After the first five-year period, the contract contains a buyout provision exercisable by us for $12.0 million.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At March 31, 2013, December 31, 2012 and March 31, 2012, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04), which amends ASC 405 “Liabilities.” This update clarifies how entities measure obligations resulting from joint and several liability arrangements. This update is effective for fiscal years beginning after December 15, 2013. This update will not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which amends ASC 220 “Comprehensive Income.” This update adds new disclosure requirements about reclassifications out of accumulated other comprehensive income including the effects of these reclassifications on net income. We adopted the provisions of ASU 2013-02 on January 1, 2013. This update did not have a material effect on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which amends ASC 350 “Intangibles – Goodwill and Other.”  This update permits entities to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount before performing a quantitative impairment test.  If an entity concludes that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the quantitative test for that asset.  We adopted the provision of ASU 2012-02 during 2012.  This update did not have a material effect on our consolidated financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester and Chemical Distribution segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of March 31, 2013, we maintained open positions on futures contracts totaling $102.0 million ($114.2 million at December 31, 2012 and $94.8 million at March 31, 2012).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2013, we would experience a $10.2 million ($11.4 million at December 31, 2012 and $9.5 million at March 31, 2012) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations, or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of March 31, 2013, December 31, 2012 and March 31, 2012, we had long-term borrowings of $701.5 million, $713.7 million and $535.6 million, respectively, of which $155.9 million at March 31, 2013, December 31, 2012 and March 31, 2012 were issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March, 31, 2013, $1.7 million of this gain was included in long-term debt. We had entered into the interest rate swaps, whereby we agreed to pay variable rates to Wells Fargo who, in turn, paid us fixed rates.

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

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2013, $7.8 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	March 31, 2013
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.5%-4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5%-4.5%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.5%-4.5%	(a)
6.75%, due 2016	$60.0	October 2011	3.5%-4.5%	(a)

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

Our interest rate swaps reduced interest expense by $0.7 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have used the words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “project,” “estimate,” “forecast,” “optimistic,” and variations of such words and similar expressions in this quarterly report to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control.

Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward looking-statements.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012, include, but are not limited to the following:

•
sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us, such as ammunition, vinyls, urethanes, and pulp and paper, and the migration by United States customers to low-cost foreign locations;

•
the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	changes in legislation or government regulations or policies;

•	higher-than-expected raw material and energy, transportation and/or logistics costs;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	the failure or an interruption of our information technology systems;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital;

•	weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior revolving credit facility and certain tax-exempt bonds;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan; and

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service.

You should consider all of our forward-looking statements in light of these factors.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II - Other Information

Item 1.  Legal Proceedings.

Not Applicable.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	—	—	—
February 1-28, 2013	200,000	22.84	200,000
March 1-31, 2013	—	—	—
Total				4,405,729	(1)

(1)
On July 21, 2011, we announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock that will terminate on July 21, 2014.  Through March 31, 2013, 594,271 shares had been repurchased, and 4,405,729 shares remained available for purchase under that program.

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

Date: April 29, 2013

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