Form 10-Q
period 2013-09-30
OLIN CORP
filed 2013-10-29
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of September 30, 2013, 79,570,120 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2013	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$283.8	$165.2	$103.1
Receivables, net	343.8	299.0	350.8
Income tax receivable	4.0	8.2	12.4
Inventories	183.5	195.1	214.3
Current deferred income taxes	51.7	61.3	56.5
Other current assets	10.3	20.3	20.2
Total current assets	877.1	749.1	757.3
Property, plant and equipment (less accumulated depreciation of $1,236.8, $1,164.0 and $1,206.0)	991.7	1,034.3	1,019.4
Prepaid pension costs	2.1	2.1	51.1
Restricted cash	6.6	11.9	18.5
Deferred income taxes	8.4	9.1	—
Other assets	210.0	224.1	223.4
Goodwill	747.1	747.1	747.1
Total assets	$2,843.0	$2,777.7	$2,816.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$12.5	$23.6	$23.6
Accounts payable	170.4	174.3	189.5
Income taxes payable	0.8	7.6	—
Accrued liabilities	242.4	228.5	250.1
Total current liabilities	426.1	434.0	463.2
Long-term debt	690.5	690.1	703.1
Accrued pension liability	123.2	164.3	66.8
Deferred income taxes	134.3	110.4	151.6
Other liabilities	371.6	380.5	355.5
Total liabilities	1,745.7	1,779.3	1,740.2
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 79.6, 80.2 and 80.2 shares	79.6	80.2	80.2
Additional paid-in capital	841.6	856.1	854.1
Accumulated other comprehensive loss	(363.1)	(371.3)	(272.6)
Retained earnings	539.2	433.4	414.9
Total shareholders’ equity	1,097.3	998.4	1,076.6
Total liabilities and shareholders’ equity	$2,843.0	$2,777.7	$2,816.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$670.7	$581.2	$1,952.9	$1,597.1
Operating expenses:
Cost of goods sold	528.5	475.8	1,564.0	1,260.1
Selling and administration	36.5	42.4	134.3	131.2
Restructuring charges	1.6	2.3	4.1	6.0
Acquisition costs	—	8.3	—	8.3
Other operating (expense) income	(0.4)	1.1	1.3	1.5
Operating income	103.7	53.5	251.8	193.0
Earnings of non-consolidated affiliates	1.0	1.2	2.4	2.0
Interest expense	9.9	6.0	28.7	18.3
Interest income	0.1	0.2	0.3	0.7
Other expense	1.9	2.2	6.3	6.9
Income before taxes	93.0	46.7	219.5	170.5
Income tax provision	23.3	18.0	65.6	55.5
Net income	$69.7	$28.7	$153.9	$115.0
Net income per common share:
Basic	$0.87	$0.36	$1.92	$1.44
Diluted	$0.86	$0.35	$1.90	$1.42
Dividends per common share	$0.20	$0.20	$0.60	$0.60
Average common shares outstanding:
Basic	79.8	80.1	80.1	80.1
Diluted	80.8	81.0	81.1	80.9

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$69.7	$28.7	$153.9	$115.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.4	0.8	(1.8)	0.3
Unrealized gains (losses) on derivative contracts	4.1	9.2	(5.3)	10.5
Amortization of prior service costs and actuarial losses	4.9	3.3	15.3	10.8
Total other comprehensive income, net of tax	9.4	13.3	8.2	21.6
Comprehensive income	$79.1	$42.0	$162.1	$136.6

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2012	80.1	$80.1	$852.0	$(294.2)	$347.9	$985.8
Net income	—	—	—	—	115.0	115.0
Other comprehensive income	—	—	—	21.6	—	21.6
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(48.0)	(48.0)
Common stock repurchased and retired	(0.2)	(0.2)	(2.9)	—	—	(3.1)
Common stock issued for:
Stock options exercised	0.1	0.1	1.3	—	—	1.4
Other transactions	0.2	0.2	2.4	—	—	2.6
Stock-based compensation	—	—	1.3	—	—	1.3
Balance at September 30, 2012	80.2	$80.2	$854.1	$(272.6)	$414.9	$1,076.6
Balance at January 1, 2013	80.2	$80.2	$856.1	$(371.3)	$433.4	$998.4
Net income	—	—	—	—	153.9	153.9
Other comprehensive income	—	—	—	8.2	—	8.2
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(48.1)	(48.1)
Common stock repurchased and retired	(1.2)	(1.2)	(27.6)	—	—	(28.8)
Common stock issued for:
Stock options exercised	0.4	0.4	7.2	—	—	7.6
Other transactions	0.2	0.2	3.0	—	—	3.2
Stock-based compensation	—	—	2.9	—	—	2.9
Balance at September 30, 2013	79.6	$79.6	$841.6	$(363.1)	$539.2	$1,097.3

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$153.9	$115.0
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(2.4)	(2.0)
Gains on disposition of property, plant and equipment	(1.1)	(0.9)
Stock-based compensation	6.4	4.2
Depreciation and amortization	101.2	78.7
Deferred income taxes	27.9	34.5
Qualified pension plan contributions	(0.7)	(0.6)
Qualified pension plan income	(18.1)	(18.6)
Change in:
Receivables	(44.8)	(50.5)
Income taxes receivable/payable	(2.6)	(11.7)
Inventories	11.6	(1.3)
Other current assets	2.4	0.7
Accounts payable and accrued liabilities	16.1	15.0
Other assets	2.5	4.7
Other noncurrent liabilities	(10.6)	(10.0)
Other operating activities	—	(0.5)
Net operating activities	241.7	156.7
Investing Activities
Capital expenditures	(70.4)	(210.8)
Business acquired in purchase transaction, net of cash acquired	—	(310.4)
Proceeds from sale/leaseback of equipment	35.8	3.5
Proceeds from disposition of property, plant and equipment	4.3	3.7
Distributions from affiliated companies, net	0.9	0.5
Restricted cash activity	5.3	33.2
Other investing activities	(1.8)	(0.4)
Net investing activities	(25.9)	(480.7)
Financing Activities
Long-term debt:
Borrowings	—	200.0
Repayments	(11.4)	(7.7)
Earn out payment – SunBelt	(17.1)	(15.3)
Common stock repurchased and retired	(28.8)	(3.1)
Stock options exercised	6.8	1.3
Excess tax benefits from stock-based compensation	1.4	0.7
Dividends paid	(48.1)	(48.0)
Deferred debt issuance costs	—	(5.6)
Net financing activities	(97.2)	122.3
Net increase (decrease) in cash and cash equivalents	118.6	(201.7)
Cash and cash equivalents, beginning of period	165.2	304.8
Cash and cash equivalents, end of period	$283.8	$103.1
Cash paid for interest and income taxes:
Interest	$29.1	$18.4
Income taxes, net of refunds	$43.1	$28.5
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$11.1	$20.2

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  We finalized our purchase price allocation during the fourth quarter of 2012 and certain preliminary amounts reported as of September 30, 2012 have been retrospectively adjusted to reflect the final purchase price allocation. The following table summarizes the allocation of the purchase price to KA Steel’s assets and liabilities:

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

The following pro forma summary presents the condensed statement of income as if the acquisition of KA Steel had occurred on January 1, 2012 (unaudited):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	($ in millions, except per share data)
Sales	$648.9	$1,879.8
Net income	38.7	125.6
Net income per common share:
Basic	$0.48	$1.57
Diluted	$0.48	$1.55

The pro forma statement of income was prepared based on historical financial information and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma statement of income uses estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.  The pro forma data reflect the application of the following adjustments:

•
Additional amortization expense related to the fair value of acquired identifiable intangible assets ($1.6 million and $8.0 million for the three and nine months ended September 30, 2012, respectively).

•
Additional depreciation expense related to the fair value adjustment to property, plant and equipment and conforming KA Steel’s useful lives to ours ($0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively).

•	Increase in interest expense related to the 2022 Notes issued in conjunction with this acquisition ($1.6 million and $7.1 million for the three and nine months ended September 30, 2012, respectively).

•
Elimination of intersegment sales of caustic soda and bleach to KA Steel from Chlor Alkali Products at prices that approximate market ($4.6 million and $23.2 million for the three and nine months ended September 30, 2012, respectively).

•
Elimination of transaction costs incurred in 2012 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($8.3 million for the three and nine months ended September 30, 2012).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision reflects an increase of $3.8 million and $1.1 million for the three and nine months ended September 30, 2012, respectively, associated with the incremental pretax income, the fair value adjustments for acquired intangible assets and property, plant and equipment, and the interest expense of the 2022 Notes issued in conjunction with this acquisition, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

RESTRUCTURING CHARGES

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limited our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology reduced the electricity usage per ECU produced by approximately 25%.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removed the highest cost production capacity from our system.  Mercury cell chlor alkali production at the Augusta, GA facility was discontinued at the end of September 2012 and the conversion at Charleston, TN was completed in the second half of 2012 with the successful start-up of two new membrane cell lines. These actions reduced our Chlor Alkali capacity by 160,000 tons. The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the three months ended September 30, 2013 and 2012, we recorded pretax restructuring charges of $1.3 million and $0.5 million, respectively, for employee severance and related benefit costs, employee relocation, lease and other contract termination costs and facility exit costs related to these actions.  For the nine months ended September 30, 2013 and 2012, we recorded pretax restructuring charges of $2.7 million and $1.0 million, respectively, for employee severance and related benefit costs, employee relocation, lease and other contract termination costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2014 of approximately $3 million related to exiting the use of mercury cell technology in the chlor alkali manufacturing process.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  Consistent with this decision we have initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The State of Mississippi and local governments have provided incentives which should offset approximately 40 percent of the capital spending.  We currently expect to complete this relocation by the end of 2016.  For the three months ended September 30, 2013 and 2012, we recorded pretax restructuring charges of $0.3 million and $1.8 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.  For the nine months ended September 30, 2013 and 2012, we recorded pretax restructuring charges of $1.4 million and $5.0 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $6 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2010 restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2013:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2012	$11.3	$0.8	$—	$—	$12.1
Restructuring charges:
First quarter	0.9	—	0.8	0.2	1.9
Second quarter	1.0	—	0.7	0.1	1.8
Third quarter	1.3	—	0.5	0.5	2.3
Amounts utilized	(1.5)	(0.2)	(2.0)	(0.8)	(4.5)
Balance at September 30, 2012	$13.0	$0.6	$—	$—	$13.6
Balance at January 1, 2013	$13.5	$0.4	$—	$—	$13.9
Restructuring charges (credits):
First quarter	0.6	—	0.1	1.6	2.3
Second quarter	(0.7)	—	0.3	0.6	0.2
Third quarter	0.2	(0.4)	0.2	1.6	1.6
Amounts utilized	(2.8)	—	(0.6)	(3.8)	(7.2)
Balance at September 30, 2013	$10.8	$—	$—	$—	$10.8

The following table summarizes the cumulative restructuring charges of these 2010 restructuring actions by major component through September 30, 2013:

	Chlor Alkali Products	Winchester	Total
	($ in millions)
Write-off of equipment and facility	$17.5	$—	$17.5
Employee severance and job related benefits	4.7	11.9	16.6
Facility exit costs	12.3	1.3	13.6
Pension and other postretirement benefits curtailment	—	4.1	4.1
Employee relocation costs	0.6	4.4	5.0
Lease and other contract termination costs	0.7	—	0.7
Total cumulative restructuring charges	$35.8	$21.7	$57.5

As of September 30, 2013, we have incurred cash expenditures of $18.4 million and non-cash charges of $28.3 million related to these restructuring actions.  The remaining balance of $10.8 million is expected to be paid out through 2016.

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

Allowance for doubtful accounts receivable consisted of the following:

	September 30,
	2013	2012
	($ in millions)
Balance at beginning of year	$3.6	$3.2
Provisions charged	0.2	0.6
Write-offs, net of recoveries	(0.1)	(0.1)
Balance at end of period	$3.7	$3.7

Provisions credited to operations were $0.2 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively.

INVENTORIES

Inventories consisted of the following:

	September 30, 2013	December 31, 2012	September 30, 2012
	($ in millions)
Supplies	$41.2	$36.4	$35.6
Raw materials	70.7	70.5	73.1
Work in process	28.1	25.2	33.6
Finished goods	117.3	141.0	149.9
	257.3	273.1	292.2
LIFO reserve	(73.8)	(78.0)	(77.9)
Inventories, net	$183.5	$195.1	$214.3

In conjunction with the acquisition of KA Steel, we obtained inventories with a fair value of $36.4 million as of August 22, 2012. Inventories are valued at the lower of cost or market. The Chlor Alkali Products and Winchester segments inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. The Chemical Distribution segment inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts and maintenance parts.  Elements of costs in inventories included raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2013 reflect certain estimates relating to inventory quantities and costs at December 31, 2013.  The replacement cost of our inventories would have been approximately $73.8 million, $78.0 million and $77.9 million higher than reported at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

OTHER ASSETS

Included in other assets were the following:

	September 30, 2013	December 31, 2012	September 30, 2012
	($ in millions)
Investments in non-consolidated affiliates	$30.8	$29.3	$29.1
Intangible assets (less accumulated amortization of $24.4 million, $13.4 million and $9.8 million, respectively)	141.7	152.7	156.2
Deferred debt issuance costs	15.1	17.5	18.0
Interest rate swaps	6.5	8.3	8.9
Other	15.9	16.3	11.2
Other assets	$210.0	$224.1	$223.4

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Computation of Income per Share	($ and shares in millions, except per share data)
Net income	$69.7	$28.7	$153.9	$115.0
Basic shares	79.8	80.1	80.1	80.1
Basic net income per share	$0.87	$0.36	$1.92	$1.44
Diluted shares:
Basic shares	79.8	80.1	80.1	80.1
Stock-based compensation	1.0	0.9	1.0	0.8
Diluted shares	80.8	81.0	81.1	80.9
Diluted net income per share	$0.86	$0.35	$1.90	$1.42

The computation of dilutive shares from stock-based compensation does not include 0.9 million shares and 1.0 million shares for the three months ended September 30, 2013 and 2012, respectively, and 1.4 million shares and 1.0 million shares for the nine months ended September 30, 2013 and 2012, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2012 and are expected to be material to operating results in 2013.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $143.0 million, $146.5 million and $150.5 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, of which $122.0 million, $125.5 million and $119.5 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions)
Charges to income	$2.0	$3.6	$6.2	$6.8
Recoveries from third parties of costs incurred and expensed in prior periods	(1.3)	—	(1.3)	(0.1)
Total environmental expense	$0.7	$3.6	$4.9	$6.7

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of September 30, 2013, December 31, 2012 and September 30, 2012, our condensed balance sheets included liabilities for these legal actions of $16.7 million, $15.2 million and $15.8 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

For the three months ended September 30, 2013, we recognized $11.0 million as a reduction to cost of goods sold related to a Chlor Alkali Products segment favorable contract settlement. Also for the three months ended September 30, 2013, we recognized $13.9 million as a reduction of selling and administration expenses related to the recovery of legacy legal costs.
SHAREHOLDERS’ EQUITY

On July 21, 2011, our board of directors authorized a share repurchase program of up to 5 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased.  For the nine months ended September 30, 2013 and 2012, 1.2 million and 0.2 million shares were purchased and retired under this program at a cost of $28.8 million and $3.1 million, respectively.  As of September 30, 2013, we had purchased a total of 1.6 million shares under this program and 3.4 million shares remained authorized to be purchased.

We issued 0.4 million and 0.1 million shares representing stock options exercised for the nine months ended September 30, 2013 and 2012, respectively, with a total value of $7.6 million and $1.4 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2012	$1.8	$(5.3)	$(290.7)	$(294.2)
Unrealized gains (losses):
First quarter	0.3	2.6	—	2.9
Second quarter	(0.8)	(4.1)	—	(4.9)
Third quarter	0.8	7.8	—	8.6
Reclassification adjustments into income:
First quarter	—	1.7	3.2	4.9
Second quarter	—	1.1	4.3	5.4
Third quarter	—	1.4	3.3	4.7
Balance at September 30, 2012	$2.1	$5.2	$(279.9)	$(272.6)
Balance at January 1, 2013	$2.1	$4.7	$(378.1)	$(371.3)
Unrealized gains (losses)
First quarter	0.1	(4.1)	—	(4.0)
Second quarter	(2.3)	(4.3)	—	(6.6)
Third quarter	0.4	3.0	—	3.4
Reclassification adjustments into income:
First quarter	—	(1.0)	5.2	4.2
Second quarter	—	—	5.2	5.2
Third quarter	—	1.1	4.9	6.0
Balance at September 30, 2013	$0.3	$(0.6)	$(362.8)	$(363.1)

Unrealized gains and losses on derivative contract (net of taxes) activity in accumulated other comprehensive loss included reclassification adjustments into net income of gains and losses on commodity forward contract and are recognized into cost of goods sold. Unrealized gains and losses on derivative contract (net of taxes) activity in accumulated other comprehensive loss included deferred tax provisions of $2.6 million and $5.8 million for the three months ended September 30, 2013 and 2012, respectively.  Unrealized gains and losses on derivative contract (net of taxes) activity in accumulated other comprehensive loss included deferred tax (benefit) provision of $(3.4) million and $6.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Pension and postretirement benefits (net of taxes) activity in accumulated other comprehensive loss included the amortization of prior service costs and actuarial losses into net income and are recognized equally into cost of goods sold and selling and administrative expenses. Pension and postretirement benefits (net of taxes) activity in accumulated other comprehensive loss included deferred tax provisions of $3.2 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, and $9.7 million and $6.8 million for the nine months ended September 30, 2013 and 2012, respectively.

SEGMENT INFORMATION

We define segment results as income before interest expense, interest income, other operating (expense) income, other expense and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $18.5 million and $62.1 million for the three and nine months ended September 30, 2013, respectively, and $4.8 million for both the three and nine months ended September 30, 2012 have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market. Consistent with management’s monitoring of the operating segments, synergies realized of $2.9 million and $9.1 million for the three and nine months ended September 30, 2013, respectively, have been transferred from the Chlor Alkali Products segment to the Chemical Distribution segment, representing incremental earnings on volumes sold of caustic soda, bleach, potassium hydroxide and hydrochloric acid.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales:	($ in millions)
Chlor Alkali Products	$374.2	$369.6	$1,090.1	$1,092.5
Chemical Distribution	101.9	47.6	325.7	47.6
Winchester	213.1	168.8	599.2	461.8
Intersegment sales elimination	(18.5)	(4.8)	(62.1)	(4.8)
Total sales	$670.7	$581.2	$1,952.9	$1,597.1
Income before taxes:
Chlor Alkali Products	$64.4	$59.5	$173.1	$208.9
Chemical Distribution	3.4	1.9	9.7	1.9
Winchester	40.7	16.0	109.1	38.7
Corporate/other:
Pension income	7.3	7.2	20.0	20.5
Environmental expense	(0.7)	(3.6)	(4.9)	(6.7)
Other corporate and unallocated costs	(8.4)	(16.8)	(50.0)	(55.5)
Restructuring charges	(1.6)	(2.3)	(4.1)	(6.0)
Acquisition costs	—	(8.3)	—	(8.3)
Other operating (expense) income	(0.4)	1.1	1.3	1.5
Interest expense	(9.9)	(6.0)	(28.7)	(18.3)
Interest income	0.1	0.2	0.3	0.7
Other expense	(1.9)	(2.2)	(6.3)	(6.9)
Income before taxes	$93.0	$46.7	$219.5	$170.5

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions)
Stock-based compensation	$3.4	$2.2	$9.6	$6.0
Mark-to-market adjustments	(0.7)	0.5	0.6	1.0
Total expense	$2.7	$2.7	$10.2	$7.0

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

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $4.0 million for both the three months ended September 30, 2013 and 2012 and $11.8 million and $11.3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.6	$1.5	$0.3	$0.3
Interest cost	20.2	22.9	0.6	0.7
Expected return on plans’ assets	(34.4)	(34.9)	—	—
Amortization of prior service cost	—	0.1	—	—
Recognized actuarial loss	7.4	4.8	0.7	0.6
Net periodic benefit (income) cost	$(5.2)	$(5.6)	$1.6	$1.6

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$4.7	$4.6	$1.0	$1.0
Interest cost	60.9	69.0	2.0	2.4
Expected return on plans’ assets	(103.2)	(104.7)	—	—
Amortization of prior service cost	0.1	0.2	(0.1)	(0.1)
Recognized actuarial loss	22.2	15.0	2.8	2.5
Net periodic benefit (income) cost	$(15.3)	$(15.9)	$5.7	$5.8

We made cash contributions to our Canadian qualified defined benefit pension plan of $0.7 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

As part of the acquisition of KA Steel, as of September 30, 2013, we have recorded a contingent liability of $10.0 million for the withdrawal from a multi-employer defined benefit pension plan.

As of September 30, 2013, we have a $0.9 million liability associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to income before taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
Effective Tax Rate Reconciliation (Percent)	2013	2012	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	(0.1)	(0.1)	(0.1)	(0.1)
Domestic manufacturing/export tax incentive	(0.9)	0.3	(1.0)	(0.9)
Dividends paid to CEOP	(0.4)	(0.5)	(0.4)	(0.4)
State income taxes, net	2.1	1.5	2.2	1.0
Return to provision	(0.1)	0.7	—	0.3
Remeasurement of deferred taxes	0.2	0.5	0.1	0.8
Section 45O tax credit	—	(0.6)	—	(3.7)
Change in tax contingencies	(9.5)	0.1	(4.1)	0.7
Change in valuation allowance	1.2	0.7	(1.0)	(0.3)
Section 41 research credit	(2.1)	—	(0.9)	—
Australia dividend residual tax expense	—	1.6	—	0.4
Other, net	(0.3)	(0.7)	0.1	(0.2)
Effective tax rate	25.1%	38.5%	29.9%	32.6%

The effective tax rates for the three months ended September 30, 2013 and 2012 included the cumulative effect of changes to our annual estimated effective tax rate from prior quarters.

The effective tax rates for both the three and nine months ended September 30, 2013 included a benefit of $8.8 million and $9.1 million, respectively, primarily associated with decreases in unrecognized tax benefits due to the expiration of federal and state statutes of limitation. The effective tax rates for both the three and nine months ended September 30, 2013 included a benefit of $1.9 million associated with the Research Credit under Section 41 of the Internal Revenue Code (Research Credit) that will be claimed on our 2011 and 2012 U.S. federal income tax returns. The effective tax rate for the nine months ended September 30, 2013 included a benefit of $3.4 million associated with the reduction of valuation allowance against certain capital loss carryforwards that we believe are more likely than not to be realized in future periods.

The effective tax rate for the three and nine months ended September 30, 2012 included a benefit of $0.3 million and $6.3 million, respectively, associated with the Agricultural Chemicals Security Tax Credit under Section 45O of the Internal Revenue Code (Section 45O) that was claimed on our 2008 to 2012 U.S. federal income tax returns. The effective tax rate for the three and nine months ended September 30, 2012 included expenses of $0.1 million and $1.3 million, respectively, associated primarily with increases in unrecognized tax benefits associated with prior years' tax positions. The effective tax rate for the three and nine months ended September 30, 2012 included a $0.7 million expense related to providing tax on previously undistributed earning from our Winchester Australia Limited subsidiary. The effective tax rate for the three and nine months ended September 30, 2012 also included expenses of $0.2 million and $1.4 million, respectively, related to the remeasurement of deferred taxes due to an increase in state effective tax rates.

We completed the acquisition of KA Steel on August 22, 2012, with both parties agreeing to an election under Section 338(h)(10) of the U.S. IRC, which allows us to treat the transaction as an asset acquisition for U.S. federal income tax purposes. KA Steel does not carry forward any significant tax attributes.

As of September 30, 2013, we had $34.9 million of gross unrecognized tax benefits, which would have a net $32.1 million impact on the effective tax rate, if recognized.  As of September 30, 2012, we had $40.2 million of gross unrecognized tax benefits, of which $38.4 million would have impacted the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:

	September 30,
	2013	2012
	($ in millions)
Balance at beginning of year	$40.1	$37.9
Increases for prior year tax positions	3.2	2.9
Decreases for prior year tax positions	(8.4)	(0.4)
Increases for current year tax positions	—	0.1
Settlement with taxing authorities	—	(0.3)
Balance at end of period	$34.9	$40.2

As of September 30, 2013, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $2.0 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2007 – 2008; 2010 – 2012
U.S. state income tax	2004 – 2012
Canadian federal income tax	2007 – 2012
Canadian provincial income tax	2007 – 2012

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  At September 30, 2013, December 31, 2012 and September 30, 2012, we had forward contracts to sell foreign currencies with a notional value of zero, zero and $8.3 million, respectively.  We had no forward contracts to buy foreign currencies at September 30, 2013, December 31, 2012 and September 30, 2012.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2013, $6.7 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	September 30, 2013	December 31, 2012	September 30, 2012
	($ in millions)
Copper	$58.3	$53.6	$59.8
Zinc	5.8	6.3	5.9
Lead	28.8	48.3	49.6
Natural gas	7.4	6.0	8.6

As of September 30, 2013, the counterparty to $63.9 million of these commodity forward contracts is Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution, and the counterparty to $36.3 million of these commodity forward contracts is Citibank, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company’s manufacturing process.  At September 30, 2013, we had open positions in futures contracts through 2018.  If all open futures contracts had been settled on September 30, 2013, we would have recognized a pretax loss of $1.1 million.

If commodity prices were to remain at September 30, 2013 levels, approximately $1.1 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of September 30, 2013, December 31, 2012 and September 30, 2012.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2013, $1.4 million of this gain was included in long-term debt. Pursuant to a note purchase agreement dated December 22, 1997, the SunBelt Chlor Alkali Partnership (SunBelt) sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2012
		($ in millions)				($ in millions)
Interest rate contracts	Other assets	$—	$—	$—	Long-term debt	$8.1	$10.2	$10.9
Commodity contracts – gains	Other current assets	—	9.6	10.4	Accrued liabilities	(2.9)	—	—
Commodity contracts – losses	Other current assets	—	(2.1)	(2.0)	Accrued liabilities	4.0	—	—
		$—	$7.5	$8.4		$9.2	$10.2	$10.9
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other assets	$8.4	$11.9	$12.9	Other liabilities	$—	$—	$—
Interest rate contracts – losses	Other assets	(1.9)	(3.6)	(4.0)	Other liabilities	—	—	—
Commodity contracts – gains	Other current assets	—	0.1	0.7	Accrued liabilities	—	—	—
Commodity contracts – losses	Other current assets	—	—	(0.2)	Accrued liabilities	0.4	—	—
		$6.5	$8.4	$9.4		$0.4	$—	$—
Total derivatives(1)		$6.5	$15.9	$17.8		$9.6	$10.2	$10.9

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2013	2012	2013	2012
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$4.9	$12.7	$(8.8)	$10.3

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(1.8)	$(2.3)	$(0.1)	$(6.9)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.8	$0.7	$2.2	$2.6
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$—	$0.1	$—	$0.1
Commodity contracts	Cost of goods sold	(0.1)	0.7	—	(1.7)
		$(0.1)	$0.8	$—	$(1.6)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of September 30, 2013, December 31, 2012 and September 30, 2012, the amount recognized in other current assets for collateral provided by counterparties to us were zero, $0.1 million and zero, respectively. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at September 30, 2013	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$6.5	$—	$6.5
Liabilities
Interest rate swaps	$—	$8.1	$—	$8.1
Commodity forward contracts	—	1.5	—	1.5
Earn out	—	—	25.2	25.2
Balance at December 31, 2012
Assets
Interest rate swaps	$—	$8.3	$—	$8.3
Commodity forward contracts	0.1	7.5	—	7.6
Liabilities
Interest rate swaps	$—	$10.2	$—	$10.2
Earn out	—	—	42.0	42.0
Balance at September 30, 2012
Assets
Interest rate swaps	$—	$8.9	$—	$8.9
Commodity forward contracts	3.2	5.7	—	8.9
Liabilities
Interest rate swaps	$—	$10.9	$—	$10.9
Earn out	—	—	37.6	37.6

For the nine months ended September 30, 2013, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	September 30,
	2013	2012
	($ in millions)
Balance at beginning of year	$42.0	$49.0
Settlements	(23.2)	(18.5)
Unrealized losses included in other expense	6.4	7.1
Balance at end of period	$25.2	$37.6

Interest Rate Swaps

The fair value of the interest rate swaps was included in other assets and long-term debt as of September 30, 2013, December 31, 2012 and September 30, 2012.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of September 30, 2013, December 31, 2012 and September 30, 2012, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

We had no fair value of foreign currency contracts as of September 30, 2013, December 31, 2012 and September 30, 2012.  The gains and losses of foreign currency contracts were included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at September 30, 2013	$—	$575.6	$153.0	$728.6	$703.0
Balance at December 31, 2012	—	605.1	153.0	758.1	713.7
Balance at September 30, 2012	—	617.8	153.0	770.8	726.7

Earn Out

The fair value of the earn out associated with the SunBelt acquisition was estimated using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observed in the market.  Key assumptions in determining the fair value of the earn out include the discount rate and cash flow projections for the year ended December 31, 2013.

For the nine months ended September 30, 2013 and 2012, we paid $23.2 million and $18.5 million, respectively, for the earn out related to the 2012 and 2011 SunBelt performance.  The earn out payments for the nine months ended September 30, 2013 and 2012 included $17.1 million and $15.3 million, respectively, that were recognized as part of the original purchase price.  The $17.1 million and $15.3 million are included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of September 30, 2013, December 31, 2012 and September 30, 2012.

SUBSEQUENT EVENT

In October 2013, we entered into an agreement to sell our equity interest in a bleach joint venture which will result in a fourth quarter of 2013 pretax gain of approximately $5 million. The sale will also provide a tax benefit of approximately $4 million associated with the reduction of valuation allowance against certain capital loss carryforwards.

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

Executive Summary

Chlor Alkali Products’ segment income was $64.4 million and $173.1 million for the three and nine months ended September 30, 2013, respectively. Chlor Alkali Products’ segment income was higher than the third quarter of 2012 as a result of an $11.0 million favorable contract settlement and increased volumes. This increase was partially offset by higher operating costs associated with planned maintenance outages and higher electricity costs due to increased natural gas prices. Our operating rate for the three months ended September 30, 2013 was 86%, which reflected the capacity reductions that occurred in fourth quarter of 2012, compared to the operating rate of 83% for the three months ended September 30, 2012.

Third quarter of 2013 ECU netbacks of approximately $570 were 2% higher than the third quarter of 2012 ECU netbacks of approximately $560 and 1% lower than the second quarter of 2013 ECU netbacks of approximately $575. The increase from the third quarter of 2012 was due to higher caustic soda prices partially offset by lower chlorine prices. The decrease from second quarter of 2013 was due to lower chlorine prices.  ECU netbacks in the fourth quarter of 2013 are forecast to be lower than the third quarter of 2013 as a result of lower chlorine and caustic soda prices. In the third quarter of 2013, a caustic soda price increase of $30 per ton was announced. At this time, the $30 per ton caustic soda price increase has not been successful.

Chemical Distribution segment income was $3.4 million and $9.7 million for the three and nine months ended September 30, 2013, respectively, and $1.9 million for both the three and nine months ended September 30, 2012. Chemical Distribution segment income was higher than the comparable periods in the prior year as a result of the additional period of our ownership. Depreciation and amortization expense included in segment income for the three and nine months ended September 30, 2013 of $3.8 million and $11.5 million, respectively, and $1.7 million for both the three and nine months ended September 30, 2012 was primarily associated with the acquisition fair valuing of KA Steel. As a result of acquiring KA Steel in August of 2012, we anticipate realizing approximately $35 million of annual synergies at the end of three years. These synergies include opportunities to sell additional volumes of products we produce such as caustic soda, bleach, hydrochloric acid and potassium hydroxide through KA Steel and to optimize freight cost and logistics assets between our Chlor Alkali Products segment and KA Steel.

Winchester segment income was $40.7 million and $109.1 million for the three and nine months ended September 30, 2013, respectively. The increase in third quarter and year to date segment income compared to the comparable periods last year reflect the impact of increased volumes due to the continuation of the stronger than normal demand that began in the fourth quarter of 2012, improved selling prices and decreased costs, including the impact of decreased costs associated with our new centerfire operation in Oxford, MS.

During the third quarter we entered in sale/leaseback agreements for chlorine, caustic soda and bleach railcars and bleach trailers. We received proceeds from the sales of $35.8 million.

In January 2013 we repaid the $11.4 million 6.5% Senior Notes (2013 Notes), which became due. These were redeemed using cash.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions, except per share data)
Sales	$670.7	$581.2	$1,952.9	$1,597.1
Cost of goods sold	528.5	475.8	1,564.0	1,260.1
Gross margin	142.2	105.4	388.9	337.0
Selling and administration	36.5	42.4	134.3	131.2
Restructuring charges	1.6	2.3	4.1	6.0
Acquisition costs	—	8.3	—	8.3
Other operating (expense) income	(0.4)	1.1	1.3	1.5
Operating income	103.7	53.5	251.8	193.0
Earnings of non-consolidated affiliates	1.0	1.2	2.4	2.0
Interest expense	9.9	6.0	28.7	18.3
Interest income	0.1	0.2	0.3	0.7
Other expense	1.9	2.2	6.3	6.9
Income before taxes	93.0	46.7	219.5	170.5
Income tax provision	23.3	18.0	65.6	55.5
Net income	$69.7	$28.7	$153.9	$115.0
Net income per common share:
Basic	$0.87	$0.36	$1.92	$1.44
Diluted	$0.86	$0.35	$1.90	$1.42

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Sales for the three months ended September 30, 2013 were $670.7 million compared to $581.2 million in the same period last year, an increase of $89.5 million, or 15%.  Sales of the newly acquired Chemical Distribution segment increased by $54.3 million due to the additional period of our ownership. Winchester sales increased by $44.3 million, or 26%, from the three months ended September 30, 2012 primarily due to increased shipments to domestic commercial, law enforcement and military customers and higher selling prices, partially offset by lower shipments to international customers. These increases were partially offset by an increase in the elimination of intersegment sales between the Chlor Alkali Products segment and the Chemical Distribution segment ($13.7 million). Chlor Alkali sales were consistent with the three months ended September 30, 2012.

Gross margin increased $36.8 million, or 35%, compared to the three months ended September 30, 2012, as a result of increased Winchester gross margin ($26.4 million), primarily due to increased shipments to domestic commercial customers and improved selling prices, and increased Chlor Alkali gross margin ($6.8 million), primarily due to a favorable contract settlement partially offset by higher operating costs associated with planned maintenance outages and higher electricity costs due to increased natural gas prices. Gross margin as a percentage of sales increased to 21% in 2013 from 18% in 2012.

Selling and administration expenses for the three months ended September 30, 2013 decreased $5.9 million, or 14%, from the three months ended September 30, 2012 primarily due to the recovery of legacy legal costs of $13.9 million. This decrease was partially offset by increased legal and legal-related settlement expenses of $3.0 million primarily due to costs directly associated with the recovery of legacy legal costs, increased selling and administration expenses of the acquired KA Steel operations of $1.7 million, increased salary and benefit costs of $1.4 million and increased consulting fees of $1.0 million. Selling and administration expenses as a percentage of sales were 5% in 2013 and 7% in 2012.

Restructuring charges for the three months ended September 30, 2013 and 2012 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition costs for the three months ended September 30, 2012 were related to the acquisition of KA Steel.

Other operating (expense) income for the three months ended September 30, 2013 decreased $1.5 million from the same period last year. Other operating (expense) income for the three months ended September 30, 2012 included a gain of $0.7 million on the disposition of property, plant and equipment primarily associated with the Charleston, TN conversion project.

Interest expense increased by $3.9 million for the three months ended September 30, 2013, primarily due to a higher level of debt outstanding and a decrease of $2.5 million in capitalized interest primarily due to the completion of the Charleston, TN conversion project in the second half of 2012.

Other expense for the three months ended September 30, 2013 and 2012 included $1.9 million and $2.3 million, respectively, of expense for our earn out liability from the SunBelt acquisition.

The effective tax rate for the three months ended September 30, 2013 included an $8.8 million benefit associated with decreases in unrecognized tax benefits associated with prior years’ tax positions and a $1.9 million benefit associated with the Research Credit. After giving consideration to these two items of $10.7 million, the effective tax rate for the three months ended September 30, 2013 of 36.6% was higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes net of the utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP. The effective tax rate for the three months ended September 30, 2012 included a $0.7 million expense associated with previously undistributed earnings from our Winchester Australia Limited subsidiary, a $0.3 million expense associated with the finalization of prior year's income tax returns and $0.2 million expense associated with the remeasurement of deferred taxes. After giving consideration to these three items of $1.2 million, the effective tax rate for the three months ended September 30, 2012 of 36.0% was higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes net of the utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as tax deductible dividends paid to the CEOP.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Sales for the nine months ended September 30, 2013 were $1,952.9 million compared to $1,597.1 million in the same period last year, an increase of $355.8 million, or 22%.  Sales of the newly acquired Chemical Distribution segment increased by $278.1 million due to the additional period of our ownership. Winchester sales increased by $137.4 million, or 30%, from the nine months ended September 30, 2012 primarily due to increased shipments to domestic commercial and law enforcement customers and higher selling prices, partially offset by lower shipments to military and international customers. These increases were partially offset by an increase in the elimination of intersegment sales between the Chlor Alkali Products segment and the Chemical Distribution segment ($57.3 million). Chlor Alkali sales were consistent with the nine months ended September 30, 2012.

Gross margin increased $51.9 million, or 15%, compared to the nine months ended September 30, 2012, as a result of increased Winchester gross margin ($74.0 million), primarily due to increased shipments to domestic commercial customers and improved selling prices, and additional gross margin contributed by the newly acquired Chemical Distribution segment ($9.7 million) due to the additional period of our ownership. These increases were partially offset by lower Chlor Alkali gross margin ($35.1 million), primarily due to higher operating costs associated with planned maintenance outages, plant start-ups and higher electricity costs due to increased natural gas prices, lower product prices, primarily hydrochloric acid, and decreased volumes. These decreases were partially offset by a favorable contract settlement. Gross margin as a percentage of sales decreased to 20% in 2013 from 21% in 2012.

Selling and administration expenses for the nine months ended September 30, 2013 increased $3.1 million, or 2%, from the nine months ended September 30, 2012 primarily due to increased selling and administration expenses of the acquired KA Steel operations of $6.7 million, increased management incentive compensation expense of $4.9 million, which includes mark-to-market adjustments on stock-based compensation, increased salary and benefit costs of $2.6 million and increased legal and legal-related settlement expenses of $0.9 million primarily due to costs directly associated with the recovery of legacy legal costs. These increases were partially offset by the recovery of legacy legal costs of $13.9 million. Selling and administration expenses as a percentage of sales were 7% in 2013 and 8% in 2012.

Restructuring charges for the nine months ended September 30, 2013 and 2012 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition costs for the nine months ended September 30, 2012 were related to the acquisition of KA Steel.

Other operating (expense) income for the nine months ended September 30, 2013 included a gain of $1.5 million on the sale of two former manufacturing sites. Other operating (expense) income for the nine months ended September 30, 2012 included a gain of $0.9 million on the disposition of property, plant and equipment primarily associated with the Charleston, TN conversion project.

Interest expense increased by $10.4 million for the nine months ended September 30, 2013, primarily due to a higher level of debt outstanding and a decrease of $4.3 million in capitalized interest primarily due to the completion of the Charleston, TN conversion project in the second half of 2012.

Other expense for the nine months ended September 30, 2013 and 2012 included $6.4 million and $7.1 million, respectively, of expense for our earn out liability from the SunBelt acquisition.

The effective tax rate for the nine months ended September 30, 2013 included a $9.1 million benefit associated with decreases in unrecognized tax benefits associated with prior years’ tax positions, a $3.4 million benefit associated with the reduction of valuation allowance against certain capital loss carryforwards that we believe are more likely than not to be realized in future periods and a $1.9 million benefit associated with the Research Credit. After giving consideration to these three items of $14.4 million, the effective tax rate for the nine months ended September 30, 2013 of 36.4% was higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes net of utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP. The effective tax rate for the nine months ended September 30, 2012 included a $6.3 million benefit related to the Section 45O credits and a $1.4 million benefit related to a valuation allowance release related to our state tax credits, partially offset by a $1.4 million expense associated with the remeasurement of deferred taxes, a $1.3 million expense associated with changes in tax contingencies, and a $0.7 million expense associated with previously undistributed earnings from our Winchester Australia Limited subsidiary. After giving consideration to these five items of $4.3 million, the effective tax rate for the nine months ended September 30, 2012 of 35.1% was slightly higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes net of the utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP.

Segment Results

We define segment results as income before interest expense, interest income, other operating (expense) income, other expense and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $18.5 million and $62.1 million for the three and nine months ended September 30, 2013, respectively, and $4.8 million for both the three and nine months ended September 30, 2012 have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market. Consistent with management’s monitoring of the operating segments, synergies realized of $2.9 million and $9.1 million for the three and nine months ended September 30, 2013, respectively, have been transferred from the Chlor Alkali Products segment to the Chemical Distribution segment, representing incremental earnings on volumes sold of caustic soda, bleach, potassium hydroxide and hydrochloric acid.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales:	($ in millions)
Chlor Alkali Products	$374.2	$369.6	$1,090.1	$1,092.5
Chemical Distribution	101.9	47.6	325.7	47.6
Winchester	213.1	168.8	599.2	461.8
Intersegment sales elimination	(18.5)	(4.8)	(62.1)	(4.8)
Total sales	$670.7	$581.2	$1,952.9	$1,597.1
Income before taxes:
Chlor Alkali Products(1)	$64.4	$59.5	$173.1	$208.9
Chemical Distribution	3.4	1.9	9.7	1.9
Winchester	40.7	16.0	109.1	38.7
Corporate/other:
Pension income(2)	7.3	7.2	20.0	20.5
Environmental expense(3)	(0.7)	(3.6)	(4.9)	(6.7)
Other corporate and unallocated costs	(8.4)	(16.8)	(50.0)	(55.5)
Restructuring charges(4)	(1.6)	(2.3)	(4.1)	(6.0)
Acquisition costs(5)	—	(8.3)	—	(8.3)
Other operating (expense) income(6)	(0.4)	1.1	1.3	1.5
Interest expense(7)	(9.9)	(6.0)	(28.7)	(18.3)
Interest income	0.1	0.2	0.3	0.7
Other expense(8)	(1.9)	(2.2)	(6.3)	(6.9)
Income before taxes	$93.0	$46.7	$219.5	$170.5

(1)
Earnings of non-consolidated affiliates were included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $1.0 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, and $2.4 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively.

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

(3)
Environmental expense for the three months ended September 30, 2013 and 2012 included $1.3 million and zero, respectively, of recoveries from third parties for costs incurred and expensed in prior periods. Environmental expense for the nine months ended September 30, 2013 and 2012 included $1.3 million and $0.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods. Environmental expense is included in cost of goods sold in the condensed statements of income.

(4)
Restructuring charges for the three and nine months ended September 30, 2013 and 2012 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)	Acquisition costs for the three and nine months ended September 30, 2012 were related to the acquisition of KA Steel.

(6)	Other operating (expense) income for the nine months ended September 30, 2013 included a gain of $1.5 million on the sale of two former manufacturing sites.

(7)
Interest expense was reduced by capitalized interest of zero and $2.5 million for the three months ended September 30, 2013 and 2012, respectively, and $1.0 million and $5.3 million for the nine months ended September 30, 2013 and 2012, respectively.

(8)
Other expense for the three months ended September 30, 2013 and 2012 included $1.9 million and $2.3 million, respectively, of expense for our earn out liability from the SunBelt acquisition. Other expense for the nine months ended September 30, 2013 and 2012 included $6.4 million and $7.1 million, respectively, of expense for our earn out liability from the SunBelt acquisition.

Chlor Alkali Products

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Chlor Alkali Products’ sales for the three months ended September 30, 2013 were $374.2 million compared to $369.6 million for the three months ended September 30, 2012, an increase of $4.6 million, or 1%.  The sales increase was primarily due to increased bleach shipments of 14% which increased sales by $6.5 million. This increase was partially offset by lower shipments of chlorine and caustic soda ($3.8 million). Product prices remained consistent with the three months ended September 30, 2012 as increased ECU netbacks were offset by lower hydrochloric acid prices. Our ECU netbacks were approximately $570 for the three months ended September 30, 2013 compared to approximately $560 for the three months ended September 30, 2012. Freight costs included in the ECU netbacks increased 4% for the three months ended September 30, 2013, compared to the same period last year, primarily due to higher railroad freight rates. Our operating rate for the three months ended September 30, 2013 was 86%, which reflected the capacity reductions that occurred in fourth quarter 2012, compared to the operating rate of 83% for the three months ended September 30, 2012.

Chlor Alkali Products generated segment income of $64.4 million for the three months ended September 30, 2013, compared to $59.5 million for the same period in 2012, an increase of $4.9 million.  Chlor Alkali Products segment income was higher primarily due to a favorable contract settlement ($11.0 million) and increased volumes ($2.1 million) partially offset by increased operating costs ($7.9 million) associated with planned maintenance outages and higher electricity costs due to increased natural gas prices. Product prices remained consistent with the three months ended September 30, 2012 as increased ECU netbacks were offset by lower hydrochloric acid prices.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Chlor Alkali Products’ sales for the nine months ended September 30, 2013 were $1,090.1 million compared to $1,092.5 million for the nine months ended September 30, 2012, a decrease of $2.4 million.  The sales decrease was primarily due to lower product prices, primarily hydrochloric acid ($14.7 million), lower volumes of hydrochloric acid ($9.8 million) and decreased shipments of chlorine and caustic soda ($4.5 million). These decreases were partially offset by increased shipments of potassium hydroxide which increased sales by $14.6 million and increased bleach shipments of 9% which increased sales by $10.5 million. Our ECU netbacks were approximately $570 for the nine months ended September 30, 2013 compared to approximately $575 for the nine months ended September 30, 2012.  Freight costs included in the ECU netbacks increased 3% for the nine months ended September 30, 2013, compared to the same period last year, primarily due to higher railroad freight rates.  Our operating rate for the nine months ended September 30, 2013 was 85%, which reflected the capacity reductions that occurred in fourth quarter 2012, compared to the operating rate of 81% for the nine months ended September 30, 2012.

Chlor Alkali Products generated segment income of $173.1 million for the nine months ended September 30, 2013, compared to $208.9 million for the same period in 2012, a decrease of $35.8 million.  Chlor Alkali Products segment income was lower primarily due to increased operating costs ($24.8 million) associated with planned maintenance outages, plant start-ups and higher electricity costs due to increased natural gas prices, lower product prices, primarily hydrochloric acid ($14.7 million) and decreased volumes ($7.3 million). These decreases were partially offset by a favorable contract settlement ($11.0 million).

Chemical Distribution

Chemical Distribution segment income was $3.4 million and $9.7 million for the three and nine months ended September 30, 2013, respectively, and $1.9 million for both the three and nine months ended September 30, 2012. Chemical Distribution segment income was higher than the comparable periods in the prior year as a result of the additional period of our ownership. Depreciation and amortization expense included in segment income for the three and nine months ended September 30, 2013 of $3.8 million and $11.5 million, respectively, and $1.7 million for both the three and nine months ended September 30, 2012 was primarily associated with the acquisition fair valuing of KA Steel.

Winchester

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Winchester sales were $213.1 million for the three months ended September 30, 2013 compared to $168.8 million for the three months ended September 30, 2012, an increase of $44.3 million, or 26%.  Sales of ammunition to domestic commercial customers were higher by $39.2 million, shipments to law enforcement agencies increased $4.0 million and shipments to military customers increased $2.5 million.  These increases were partially offset by reduced shipments to international customers of $1.8 million.

Winchester reported segment income of $40.7 million for the three months ended September 30, 2013 compared to $16.0 million for the three months ended September 30, 2012, an increase of $24.7 million, or 154%.  The increase was primarily due to increased volumes ($14.3 million), higher selling prices ($9.1 million) and decreased operating costs ($2.4 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($3.8 million). These increases were partially offset by increased commodity and other material costs ($1.1 million).

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Winchester sales were $599.2 million for the nine months ended September 30, 2013 compared to $461.8 million for the nine months ended September 30, 2012, an increase of $137.4 million, or 30%.  Sales of ammunition to domestic commercial customers were higher by $138.1 million and shipments to law enforcement agencies increased $12.8 million.  These increases were partially offset by reduced shipments to military customers of $11.9 million and reduced shipments to international customers of $2.1 million.

Winchester reported segment income of $109.1 million for the nine months ended September 30, 2013 compared to $38.7 million for the nine months ended September 30, 2012, an increase of $70.4 million, or 182%.  The increase was primarily due to increased volumes ($47.4 million), higher selling prices ($21.2 million), decreased commodity and other material costs ($1.1 million) and decreased operating costs ($0.7 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($11.0 million).

Corporate/Other

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

For the three months ended September 30, 2013, pension income included in corporate/other was $7.3 million compared to $7.2 million for the three months ended September 30, 2012.  On a total company basis, defined benefit pension income for the three months ended September 30, 2013 was $5.2 million compared to $5.6 million for the three months ended September 30, 2012.

For the three months ended September 30, 2013, charges to income for environmental investigatory and remedial activities were $0.7 million compared to $3.6 million for the three months ended September 30, 2012, which included $1.3 million and zero, respectively, of recoveries from third parties for costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $2.0 million for the three months ended September 30, 2013 compared to $3.6 million for the three months ended September 30, 2012. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2013, other corporate and unallocated costs were $8.4 million compared to $16.8 million for the three months ended September 30, 2012, a decrease of $8.4 million, or 50%.  The decrease was primarily due to the recovery of legacy legal costs of $13.9 million and a decrease in the elimination of intersegment profits in inventory on sales between the Chlor Alkali Products segment and the Chemical Distribution segment of $2.7 million. These decreases were partially offset by increased legal and legal-related settlement expenses of $5.3 million primarily due to costs directly associated with the recovery of legacy legal costs, higher consulting fees of $1.3 million, increased salary and benefit costs of $0.9 million and higher legacy site charges of $0.6 million.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013, pension income included in corporate/other was $20.0 million compared to $20.5 million for the nine months ended September 30, 2012.  On a total company basis, defined benefit pension income for the nine months ended September 30, 2013 was $15.3 million compared to $15.9 million for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, charges to income for environmental investigatory and remedial activities were $4.9 million compared to $6.7 million for the nine months ended September 30, 2012, which included $1.3 million and $0.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $6.2 million for the nine months ended September 30, 2013 compared to $6.8 million for the nine months ended September 30, 2012. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2013, other corporate and unallocated costs were $50.0 million compared to $55.5 million for the nine months ended September 30, 2012, a decrease of $5.5 million, or 10%.  The decrease was primarily due to the recovery of legacy legal costs of $13.9 million and a decrease in the elimination of intersegment profits in inventory on sales between the Chlor Alkali Products segment and the Chemical Distribution segment of $1.5 million. These decreases were partially offset by increased legal and legal-related settlement expenses of $3.7 million primarily due to costs directly associated with the recovery of legacy legal costs, increased stock-based compensation of $3.4 million, which includes mark-to-market adjustments, higher consulting fees of $1.7 million and higher insurance costs of $0.9 million.

Outlook

Net income in the fourth quarter of 2013 is projected to be in the $0.25 to $0.30 per diluted share range, which is expected to include a pretax gain of approximately $5 million from the sale of our equity interest in a bleach joint venture and approximately $5 million of favorable tax adjustments. Net income in the fourth quarter of 2012 was $0.43 per diluted share.
In Chlor Alkali Products, the fourth quarter of 2013 segment earnings are expected to decline compared with the fourth quarter of 2012 earnings of $54.3 million.  The expected decrease in segment earnings anticipates lower ECU pricing and decreased chlorine and caustic soda shipments.

Third quarter of 2013 ECU netbacks of approximately $570 were 2% higher than the third quarter of 2012 ECU netbacks of approximately $560 and 1% lower than the second quarter of 2013 ECU netbacks of approximately $575. The increase from the third quarter of 2012 was due to higher caustic soda prices partially offset by lower chlorine prices. The decrease from second quarter of 2013 was due to lower chlorine prices.  ECU netbacks in the fourth quarter of 2013 are forecast to be lower than the third quarter of 2013 as a result of lower chlorine and caustic soda prices. In the third quarter of 2013, a caustic soda price increase of $30 per ton was announced. At this time, the $30 per ton caustic soda price increase has not been successful.
Winchester fourth quarter 2013 segment earnings are expected to be lower than the $40.7 million in segment earnings achieved during the third quarter of 2013 due to the normal seasonal weakness in hunting sensitive products but improve compared to the $16.5 million in segment earnings achieved during the fourth quarter of 2012. The elevated level of commercial demand that the Winchester business began to experience in early November 2012 continued through the third quarter of 2013. This surge in demand has been across all of Winchester's commercial product offerings. The increase in commercial demand can be illustrated by the increase in Winchester's commercial backlog, which was $438.9 million at September 30, 2013 compared to $138.3 million at December 31, 2012 and $92.0 million at September 30, 2012. Based on the elevated level of third quarter commercial demand, the level of the commercial backlog and the absence of any significant inventory throughout the supply chain, Winchester anticipates that higher than normal levels of demand from its commercial customers will continue into the first half of 2014.
In October 2011, Winchester opened the new centerfire production facility in Oxford, MS and relocation and start-up of the pistol and rifle ammunition manufacturing equipment continues. In the third quarter of 2013, approximately 96% of Winchester's pistol ammunition was produced in Oxford, MS. This relocation, which is forecast to be completed in 2016, is forecasted to reduce Winchester's annual operating costs by approximately $35 million to $40 million. We expect the centerfire relocation project to generate operating costs savings of approximately $16 million in 2013.
During the fourth quarter of 2013, we are anticipating environmental expense in the $4 million to $5 million range compared to $1.6 million in the fourth quarter of 2012. We anticipate that full year 2013 charges for environmental investigatory and remedial activities will be in the $9 million to $12 million range.  We do not believe that there will be any additional recoveries of environmental costs incurred and expensed in prior periods in the fourth quarter of 2013.
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
During the fourth quarter of 2013, we are anticipating pretax restructuring charges of approximately $2 million primarily associated with our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing process.  We are expecting total pretax restructuring charges for 2013 related to these projects to be approximately $6 million.  We expect to incur additional restructuring charges through 2016 totaling approximately $7 million related to our ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing process.
In 2013, we expect our capital spending to be approximately $100 million, which includes spending for the low salt high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site and spending for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations. The low salt high strength bleach facility at Henderson, NV was completed during the first quarter of 2013 and the hydrochloric acid expansion project at Henderson, NV was completed during the second quarter of 2013. We expect 2013 depreciation and amortization expense to be approximately $135 million.
After giving consideration to favorable adjustments of approximately $19 million, we believe the 2013 effective tax rate will be in the 35% to 37% range.
Environmental Matters

Environmental provisions charged (credited) to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions)
Charges to income	$2.0	$3.6	$6.2	$6.8
Recoveries from third parties of costs incurred and expensed in prior periods	(1.3)	—	(1.3)	(0.1)
Total environmental expense	$0.7	$3.6	$4.9	$6.7

Our liabilities for future environmental expenditures were as follows:

	September 30,
	2013	2012
	($ in millions)
Balance at beginning of year	$146.5	$163.3
Charges to income	6.2	6.8
Remedial and investigatory spending	(9.2)	(20.1)
Currency translation adjustments	(0.5)	0.5
Balance at end of period	$143.0	$150.5

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2013 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $15 million.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $2.6 million at September 30, 2013.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2012 and are expected to be material to operating results in 2013.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $143.0 million at September 30, 2013, $146.5 million at December 31, 2012 and $150.5 million at September 30, 2012, of which $122.0 million, $125.5 million and $119.5 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of September 30, 2013, December 31, 2012 and September 30, 2012, our condensed balance sheets included liabilities for these legal actions of $16.7 million, $15.2 million and $15.8 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

For the three months ended September 30, 2013, we recognized $11.0 million as a reduction to cost of goods sold related to a Chlor Alkali Products segment favorable contract settlement. Also for the three months ended September 30, 2013, we recognized $13.9 million as a reduction of selling and administration expenses related to the recovery of legacy legal costs.
Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
	2013	2012
Provided By (Used For)	($ in millions)
Net operating activities	$241.7	$156.7
Capital expenditures	(70.4)	(210.8)
Business acquired in purchase transaction, net of cash acquired	—	(310.4)
Proceeds from sale/leaseback of equipment	35.8	3.5
Restricted cash activity	5.3	33.2
Net investing activities	(25.9)	(480.7)
Long-term debt borrowings, net of repayments	(11.4)	192.3
Earn out payment – SunBelt	(17.1)	(15.3)
Net financing activities	(97.2)	122.3

Operating Activities

For the nine months ended September 30, 2013, cash provided by operating activities increased by $85.0 million from the nine months ended September 30, 2012, primarily due to higher earnings and a smaller increase in working capital.  For the nine months ended September 30, 2013, working capital increased $17.3 million compared to an increase of $47.8 million in 2012.  Receivables increased from December 31, 2012 by $44.8 million as a result of higher sales in the third quarter of 2013 compared with fourth quarter of 2012.  Inventories decreased from December 31, 2012 by $11.6 million primarily at the Chemical Distribution and Winchester segments. Accounts payable and accrued liabilities increased from December 31, 2012 by $16.1 million. The 2013 cash from operations was also impacted by a $14.6 million increase in cash tax payments.

Investing Activities

Capital spending of $70.4 million for the nine months ended September 30, 2013 was $140.4 million lower than the corresponding period in 2012.  The decreased capital spending was primarily due to the completion of the Charleston, TN conversion project in the second half of 2012 and the completion of the low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively. Capital spending for the nine months ended September 30, 2013 included $11.3 million to complete the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site and $4.1 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

For the total year 2013, we expect our capital spending to be approximately $100 million, which includes spending to complete the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site and spending for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and completed the remaining low salt, high strength bleach facility at Henderson, NV during the first quarter of 2013.  These three new facilities increased total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.  We expect depreciation and amortization expense to be approximately $135 million for 2013.

On August 22, 2012, we acquired KA Steel and paid cash of $310.4 million, after receiving the final working capital adjustment of $1.9 million, net of $26.2 million of cash acquired.

For the nine months ended September 30, 2013 and 2012, we utilized $5.3 million and $33.2 million, respectively, of restricted cash that was required to be used to fund capital projects in Alabama, Mississippi and Tennessee.

For the nine months ended September 30, 2013 and 2012, we entered into sale/leaseback agreements for caustic soda barges, chlorine, caustic soda and bleach railcars and bleach trailers. We received proceeds from the sales of $35.8 million and $3.5 million, respectively.

Financing Activities

In January 2013, we repaid $11.4 million of 2013 Notes, which became due.

In August 2012, we sold $200 million of 2022 Notes with a maturity date of August 15, 2022. The 2022 Notes were issued at par value. Interest is paid semi-annually on February 15 and August 15. The acquisition of KA Steel was partially financed with proceeds of $196.0 million, after expenses of $4.0 million, from the 2022 Notes.

In June 2012, we redeemed industrial revenue bonds totaling $7.7 million with a maturity date of 2017. We paid a premium of $0.2 million to the bond holders, which was included in interest expense. We also recognized a $0.2 million deferred gain in interest expense related to the interest rate swap, which was terminated in March 2012, on these industrial revenue bonds.

For the nine months ended September 30, 2013 and 2012, we paid $23.2 million and $18.5 million, respectively, for the earn out related to the 2012 and 2011 SunBelt performance.  The earn out payments for the nine months ended September 30, 2013 and 2012 included $17.1 million and $15.3 million, respectively, that were recognized as part of the original purchase price.  The $17.1 million and $15.3 million are included as a financing activity in the statement of cash flows.

For the nine months ended September 30, 2013 and 2012, we purchased and retired 1.2 million and 0.2 million shares with a total value of $28.8 million and $3.1 million, respectively, under the share repurchase program approved by our board of directors on July 21, 2011.

We issued 0.4 million shares and 0.1 million shares representing stock options exercised for the nine months ended September 30, 2013 and 2012, respectively, with a total value of $7.6 million and $1.4 million, respectively.

The percent of total debt to total capitalization decreased to 39.0% at September 30, 2013 from 41.7% at December 31, 2012.  The decrease was due to a lower level of long-term debt at September 30, 2013 from the repayment of the 2013 Notes and higher shareholders’ equity primarily resulting from the net income for the nine months ended September 30, 2013.

In the first three quarters of 2013 and 2012, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the nine months ended September 30, 2013 and 2012 were $48.1 million and $48.0 million, respectively.  On October 24, 2013, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 10, 2013 to shareholders of record on November 12, 2013.

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

For the nine months ended September 30, 2013, cash provided by operating activities increased by $85.0 million from the nine months ended September 30, 2012, primarily due to higher earnings and a smaller increase in working capital.  For the nine months ended September 30, 2013, working capital increased $17.3 million compared to an increase of $47.8 million in 2012.  Receivables increased from December 31, 2012 by $44.8 million as a result of higher sales in the third quarter of 2013 compared with fourth quarter of 2012.  Inventories decreased from December 31, 2012 by $11.6 million primarily at the Chemical Distribution and Winchester segments. Accounts payable and accrued liabilities increased from December 31, 2012 by $16.1 million. The 2013 cash from operations was also impacted by a $14.6 million increase in cash tax payments.

Capital spending of $70.4 million for the nine months ended September 30, 2013 was $140.4 million lower than the corresponding period in 2012.  The decreased capital spending was primarily due to the completion of the Charleston, TN conversion project in the second half of 2012 and the completion of the low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively. Capital spending for the nine months ended September 30, 2013 included $11.3 million to complete the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site and $4.1 million for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

For the total year 2013, we expect our capital spending to be approximately $100 million, which includes spending to complete the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site and spending for our ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and completed the remaining low salt, high strength bleach facility at Henderson, NV during the first quarter of 2013.  These three new facilities increased total bleach manufacturing capacity by an additional 50% over the 2011 capacity.  These low salt, high strength bleach facilities will manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.  We expect depreciation and amortization expense to be approximately $135 million for 2013.

The overall cash increase of $118.6 million for the nine months ended September 30, 2013, primarily reflects our operating results and proceeds from sale/leaseback of equipment partially offset by the normal seasonal growth in working capital, common stock repurchased and retired and the repayment of the 2013 Notes. Based on the seasonality of our working capital, our September 30, 2013 unrestricted cash balance of $283.8 million, the restricted cash balance of $6.6 million and the availability of $233.7 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

On July 21, 2011, our board of directors authorized a share repurchase program for up to 5 million shares of common stock that will terminate in three years for any remaining shares not yet repurchased.  For the nine months ended September 30, 2013 and 2012, 1.2 million and 0.2 million shares were purchased and retired under this program at a cost of $28.8 million and $3.1 million, respectively. As of September 30, 2013, we had purchased a total of 1.6 million shares under this program and 3.4 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions.

In August 2012, we sold $200 million of 2022 Notes with a maturity date of August 15, 2022. The 2022 Notes were issued at par value. Interest is paid semi-annually on February 15 and August 15. The acquisition of KA Steel was partially financed with proceeds of $196.0 million, after expenses of $4.0 million, from the 2022 Notes.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U.S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank) as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our ongoing relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of September 30, 2013, $6.6 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

At September 30, 2013, we had $233.7 million available under our $265 million senior revolving credit facility, because we had issued $31.3 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility also has a $50 million Canadian subfacility. The senior revolving credit facility will expire in April 2017. Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2013 and 2012, and December 31, 2012, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of September 30, 2013, there were no covenants or other restrictions that limited our ability to borrow.

At September 30, 2013, we had total letters of credit of $36.4 million outstanding, of which $31.3 million were issued under our $265 million senior revolving credit facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations.  As of September 30, 2013, we had long-term borrowings, including current installments, of $703.0 million, of which $155.9 million was issued at variable rates.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011.  The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2013, $1.4 million of this gain was included in long-term debt.

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

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2013, $6.7 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At September 30, 2013, December 31, 2012 and September 30, 2012, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

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

In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs” (ASU 2011-04), which amends ASC 820.  This update clarifies the existing guidance and amends the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  This update became effective for us on January 1, 2012.  This update did not have a material effect on our consolidated financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester and Chemical Distribution segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of September 30, 2013, we maintained open positions on futures contracts totaling $100.3 million ($114.2 million at December 31, 2012 and $123.9 million at September 30, 2012).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2013, we would experience a $10.0 million ($11.4 million at December 31, 2012 and $12.4 million at September 30, 2012) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of September 30, 2013, December 31, 2012 and September 30, 2012, we had long-term borrowings of $703.0 million, $713.7 million and $726.7 million, respectively, of which $155.9 million at September 30, 2013, December 31, 2012 and September 30, 2012 were issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2013, $1.4 million of this gain was included in long-term debt. We had entered into the interest rate swaps, whereby we agreed to pay variable rates to Wells Fargo who, in turn, paid us fixed rates.

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

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2013, $6.7 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	September 30, 2013
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.00%-4.00%	(a)
6.75%, due 2016	$60.0	March 2010	3.00%-4.00%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.00%-4.00%	(a)
6.75%, due 2016	$60.0	October 2011	3.00%-4.00%	(a)

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

Our interest rate swaps reduced interest expense by $2.2 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1.  Legal Proceedings.

Not Applicable.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013	56,413	23.88	56,413
August 1-31, 2013	532,713	23.87	532,713
September 1-30, 2013	—	—	—
Total				3,401,055	(1)

(1)
On July 21, 2011, we announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock that will terminate on July 21, 2014.  Through September 30, 2013, 1,598,945 shares had been repurchased and 3,401,055 shares remained available for purchase under that program.

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

Date: October 29, 2013

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