Form 10-K
period 2013-12-31
OLIN CORP
filed 2014-02-24
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes    ☐ No    ☒
As of June 28, 2013, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $1,893,752,739 based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2014, 79,486,168 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2014	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products manufactures and sells chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 54% of 2013 sales.  Chemical Distribution manufactures bleach products and distributes caustic soda, bleach products, potassium hydroxide and hydrochloric acid, which represent 16% of 2013 sales. Winchester products, which represent 30% of 2013 sales, include sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On August 22, 2012, we acquired 100% of privately-held K. A. Steel Chemicals Inc. (KA Steel), whose operating results are included in the accompanying financial statements since the date of the acquisition. For segment reporting purposes, KA Steel comprises the Chemical Distribution segment. KA Steel is one of the largest distributors of caustic soda in North America and manufactures and sells bleach in the Midwest.

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

GOVERNANCE

We maintain an Internet website at www.olin.com.  Our reports on Form 10-K, Form 10-Q, and Form 8-K, as well as amendments to those reports, are available free of charge on our website, as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (SEC).  Additionally, a copy of our SEC filings can be accessed from the SEC at their Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling that office of the SEC at 1-800-SEC-0330.  Also, a copy of our electronically filed materials can be obtained at www.sec.gov.  Our Principles of Corporate Governance, Committee Charters and Code of Conduct are available on our website at www.olin.com in the Governance Section under Governance Documents and Committees.

In May 2013, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us.  Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the North American chlor alkali market.  Chlorine, caustic soda and hydrogen are co-produced commercially by the electrolysis of salt.  These co-products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda and 0.03 tons of hydrogen.  The industry refers to this as an Electrochemical Unit or ECU.  With a demonstrated capacity as of the end of 2013 of 2.0 million ECUs per year, we are the fourth largest chlor alkali producer, measured by production capacity of chlorine and caustic soda, in North America, according to data from IHS, Inc. (IHS).  IHS is a global information consulting company established in 1959, that provides information to a variety of industries.  Approximately 55% of our caustic soda production is high purity membrane grade, which, according to IHS data, normally commands a premium selling price in the market.  According to data from CEH Marketing Research (a division of IHS), we are the largest North American producer of industrial bleach, which is manufactured using both chlorine and caustic soda.

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

Chlorine is used as a raw material in the production of thousands of products for end-uses including vinyls, chlorinated intermediates, isocyanates and water treatment.  A significant portion of U.S. chlorine production is consumed in the manufacture of ethylene dichloride, or EDC, a precursor for polyvinyl chloride, or PVC.  PVC is a plastic used in applications such as vinyl siding, plumbing and automotive parts.  We estimate that approximately 24% of our chlorine produced is consumed in the manufacture of EDC.  While much of the chlorine produced in the U.S. is consumed by the producing company to make downstream products, we sell most of the chlorine we produce to third parties in the merchant market.

Caustic soda has a wide variety of end-use applications, the largest of which in North America is in the pulp and paper industry.  Caustic soda is used in the delignification and bleaching portions of the pulping process.  Caustic soda is also used in the production of detergents and soaps, alumina and a variety of other inorganic and organic chemicals.

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-produced products and as a result of the large increments in which new capacity is added and removed.  Because chlorine and caustic soda are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-produced product.  Prices for both products respond rapidly to changes in supply and demand.  Our ECU netbacks (defined as gross selling price less freight and discounts), which include SunBelt ECU netbacks subsequent to February 28, 2011, averaged approximately $560, $575 and $570 per ECU in 2013, 2012 and 2011, respectively. See our discussion of chlor alkali product pricing contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Electricity and salt are the major purchased raw materials for our Chlor Alkali Products segment.  Raw materials represent approximately 49% of the total cost of producing an ECU.  Electricity is the single largest raw material component in the production of chlor alkali products.  We are supplied by utilities that primarily utilize coal, hydroelectric, natural gas and nuclear power.  The commodity nature of this industry places an emphasis on cost management and we believe that we have managed our manufacturing costs in a manner that makes us one of the low cost producers in the industry.

We also manufacture and sell other chlor alkali-related products.  These products include chemically processed salt, hydrochloric acid, sodium hypochlorite (bleach), hydrogen and potassium hydroxide.  We refer to these other chlor alkali-related products as co-products.  Sales of co-products represented approximately 32% of Chlor Alkali Products’ sales in 2013.  We have recently invested in capacity and product upgrades in bleach and hydrochloric acid.  In 2013, we completed a capital project to expand hydrochloric acid production at our Henderson, NV site. Hydrochloric acid is a key value-added co-product, and we continue to evaluate hydrochloric acid expansion opportunities at our chlor alkali manufacturing sites. In 2010, we initiated a capital project to construct a low salt, high strength bleach facility located at our McIntosh, AL chlor alkali site and in 2011 we initiated two additional low salt, high strength bleach facilities at our Niagara Falls, NY and Henderson, NV sites.  We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and completed the remaining low salt, high strength bleach facility at Henderson, NV during the first quarter of 2013. These three new facilities increased total bleach manufacturing capacity by approximately 50% over the 2011 capacity.  These low salt, high strength bleach facilities nearly double the concentration of the bleach we manufacture, which significantly reduces transportation costs.

The following table lists products of our Chlor Alkali Products business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, manufacture of vinyl chloride, bleach, swimming pool chemicals & urethane chemicals	Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY St. Gabriel, LA	salt, electricity

Sodium hypochlorite (bleach)	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Becancour, Quebec Charleston, TN Henderson, NV* McIntosh, AL* Niagara Falls, NY* Santa Fe Springs, CA Tacoma, WA Tracy, CA	chlorine, caustic soda

Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water and wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore and mineral processing	Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY	chlorine, hydrogen

Potassium hydroxide	Fertilizer manufacturing, soaps, detergents and cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	potassium chloride, electricity

Hydrogen	Fuel source, hydrogen peroxide and hydrochloric acid	Becancour, Quebec Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY St. Gabriel, LA	salt, electricity
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

Pursue Incremental Expansion Opportunities.   We have invested in capacity and product upgrades in our chemically processed salt, hydrochloric acid, bleach, potassium hydroxide and hydrogen businesses.  These expansions increase our captive use of chlorine while increasing the sales of these co-products.  These businesses provide opportunities to upgrade chlorine and caustic soda to higher value-added applications.  We also have the opportunity, when business conditions permit, to pursue incremental cost effective chlorine and caustic soda expansions at our McIntosh, AL and St. Gabriel, LA facilities.

Chemical Distribution

Products and Services

We acquired KA Steel, a privately-held distributor of caustic soda and bleach, on August 22, 2012. KA Steel was founded in 1957 and had been managed by the two shareholders, Robert and Kenneth Steel, since 1980. For segment reporting purposes, KA Steel comprises the Chemical Distribution segment. KA Steel is one of the largest distributors of caustic soda in North America and manufactures and sells bleach in the Midwest. The Chemical Distribution segment gives us the expanded capability to market and sell caustic soda, bleach, potassium hydroxide and hydrochloric acid, as well as, gives us the geographic diversification the KA Steel locations provide us, and strengthens our position in the industrial bleach segment.

KA Steel is a chemical distributor uniquely focused in caustic soda and bleach. The addition of KA Steel increased our bleach capacity by approximately 20%. KA Steel’s geographic profile expanded our reach and provides a strong platform to increase our caustic soda, bleach, potassium hydroxide and hydrochloric acid sales. Currently, Chemical Distribution sells small quantities of potassium hydroxide and has historically been, and maintains some infrastructure to be, a distributor of hydrochloric acid.

Chemical Distribution sources its chemicals from both international and domestic suppliers, including several of the major chemical producers in the U.S. Chemical Distribution typically has written distributorship agreements or supply contracts with our suppliers that are periodically renewed. The Chemical Distribution supply agreements with producers generally do not provide for specific product pricing, but do include volume-based financial incentives through supplier rebates that we can earn by meeting or exceeding target purchase volumes.

The prices at which Chemical Distribution resells the products that it distributes fluctuate in accordance with the prices that they pay for these products, which in turn are driven by the underlying commodity prices, such as caustic soda, in accordance with supply and demand economics. As a result, movements in the product prices tend to result in largely corresponding changes to sales and cost of goods sold.

Transportation of products to and from customers and suppliers is a fundamental component of the Chemical Distribution business. The distribution business relies on their private fleet of trucks, tankers and trailers to ship approximately 50% of their annual volume and on common carriers and direct supply sales for the remainder. Direct supply sales occur by shipping products directly from a supplier to a customer when direct shipment is optimal for our route management. Although the products move directly from supplier to customer, Chemical Distribution remains the only point of contact for both customers and suppliers, and we take ownership of the products during the direct supply process.

The Chemical Distribution facilities are strategically placed to optimize route density in an effort to balance high quality customer service with execution costs. The following table lists each of the distribution facilities, if the facility is owned or leased, and the products currently shipped from the location. The table does not include supplier controlled direct-ship facilities.

Products & Services	Plants & Facilities	Owned/Leased
Caustic, Bleach, Potassium Hydroxide, Hydrochloric Acid	Lemont, IL	Own
Caustic, Bleach	Muscatine, IA	Own
Bleach	Romulus, MI	Own
Caustic	Baltimore, MD	Lease
Caustic	Bayonne, NJ	Lease
Bleach	Camanche, IA	Lease
Caustic	Charleston, SC	Lease
Caustic	Cincinnati, OH	Lease
Caustic	Cozad, NE	Lease
Caustic, Bleach	Dallas, TX	Lease
Caustic	E Sauget, IL	Lease
Bleach	Fairborn, OH	Lease
Caustic	Houston, TX	Lease
Caustic	Kansas City, KS	Lease
Caustic	Lubbock, TX	Lease
Caustic	Manly, IA	Lease
Caustic	McKees Rocks, PA	Lease
Caustic	Pt. Allen, LA	Lease
Caustic	Savannah, GA	Lease
Caustic	Searsport, ME	Lease
Caustic	Sioux City, IA	Lease
Caustic	Spokane, WA	Lease
Caustic	St. Louis, MO	Lease
Caustic	St. Paul, MN	Lease
Caustic	Vancouver, WA	Lease
Caustic	Warren, MI	Lease

Strategies

Pursue Incremental Expansion Options. The acquisition of KA Steel enhanced our commodity chemical business by increasing the amount of our core chlor alkali capacity that can be sold as value-added products.

Winchester

Products and Services

In 2013, Winchester was in its 147th year of operation and its 83rd year as part of Olin.  Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries.  We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces.

In March 2013, Winchester was awarded a three-year contract by the U.S. Army for .38 caliber and .45 caliber centerfire cartridges. The contract has the potential to generate $7 million of sales over the life of the contract.

In September 2012, Winchester, along with another ammunition manufacturer, was awarded a contract from the Department of Justice (DOJ) and the Federal Bureau of Investigation (FBI). The contract is to provide .40 caliber duty and training ammunition for one year with four option years; the contract has the potential to generate $75 million of sales over the life of the contract.

During 2011, Winchester was awarded the U.S. Army’s follow-on “Second Source” ammunition contract, which has the potential to generate $250 million of sales over five years.  The contract provides for the production of .50 caliber, 5.56 millimeter and 7.62 millimeter ammunition.  In 2011, the U.S. Army also awarded Winchester a new five-year contract for 9mm NATO ammunition, which has the potential to generate $80 million of sales over the next five years.

In October 2013, Winchester was recognized by the National Association of Sporting Goods Wholesalers (NASGW) with the group’s Excellence in Ammunition Manufacturing award. The NASGW presents the award to manufacturers who best demonstrate outstanding value and service to NASGW distributor members.

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

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors.  Winchester has also built its business with key high volume mass merchants and specialty sporting goods retailers.  Winchester has consistently developed industry-leading ammunition.  In 2013, 2012 and 2011, Winchester ammunition products received numerous industry recognitions, including: Winchester’s new AA® TrAAckerTM load was honored by Field & Stream magazine with a 2013 “Best of the Best” award, Winchester® Blind Side® waterfowl loads were selected by the National Rifle Association’s American Rifleman magazine to receive a Golden Bullseye Award as “2012 Ammunition Product of the Year,” Winchester® Blind Side® waterfowl loads also received the 2011 “Best of the Best” award from Field & Stream magazine, were selected as “Top Choice” for duck hunting in Field & Stream’s “Ultimate Shotshell Guide,” were named “Editor’s Choice” as the top overall ammo in Outdoor Life’s 2011 “Ammo of the Year” awards, and were recommended to ammunition retailers as “a best bet to make the register ring” by the editors of SHOT Business.  In addition, the Winchester® .17HMR Varmint Lead-Free round was awarded Top Rimfire Ammo in Outdoor Life’s 2011 “Ammo of the Year” awards, and Field & Stream’s 2011 “Ultimate Shotshell Guide” named Winchester® AA® Heavy Target Loads the “Top Choice” for upland bird hunting.

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

On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  In October 2011, we opened the new centerfire pistol and rifle production facility in Oxford, MS. During 2013, the relocation of the centerfire pistol manufacturing equipment was completed and the relocation of the centerfire rifle manufacturing equipment was initiated. During 2013, approximately 92% of Winchester’s pistol ammunition was manufactured in Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  We currently expect to complete this relocation by the end of 2016.  Once completed, Winchester expects to have the most modern centerfire ammunition production facility in North America.

Strategies

Leverage Existing Strengths.   Winchester plans to seek new opportunities to leverage the legendary Winchester brand name and will continue to offer a full line of ammunition products to the markets we serve, with specific focus on investments that make Winchester ammunition the retail brand of choice.

Focus on Product Line Growth.   With a long record of pioneering new product offerings, Winchester has built a strong reputation as an industry innovator.  This includes the introduction of reduced-lead and non-lead products, which are growing in popularity for use in indoor shooting ranges and for outdoor hunting.

Cost Reduction Strategy. Winchester plans to continue to focus on strategies that will lower our costs, including the ongoing relocation of our centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.

INTERNATIONAL OPERATIONS

Our subsidiary, Olin Canada ULC, formerly PCI Chemicals Canada Company/Société PCI Chimie Canada, operates one chlor alkali facility in Becancour, Quebec, which sells chlor alkali-related products within Canada and to the United States and also sells and distributes ammunition within Canada.  Our subsidiary, Winchester Australia Limited, loads and packs sporting and industrial ammunition in Australia.  See the Note “Segment Information” of the notes to consolidated financial statements contained in Item 8, for geographic segment data.  We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

During 2013, no single customer accounted for more than 9% of sales.  Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 4% of sales in 2013.  Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales.  We sell some of our products, such as caustic soda and sporting ammunition, to a large number of users or distributors, while we sell others, such as chlorine, in substantial quantities to a relatively small number of industrial users.  We discuss the customers for each of our three businesses in more detail above under “Products and Services.”

We market most of our products and services primarily through our sales force and sell directly to various industrial customers, mass merchants, retailers, wholesalers, other distributors and the U.S. Government and its prime contractors.

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

BACKLOG

The total amount of contracted backlog was approximately $532.4 million and $440.8 million as of January 31, 2014 and 2013, respectively.  The backlog orders are in our Winchester business.  Beginning around the time of the November 2012 presidential election, consumer purchases of ammunition surged significantly above historical demand levels. The surge in demand has been across all of Winchester’s commercial product offerings. The increase in commercial demand can be illustrated by the increase in Winchester’s commercial backlog, which was $423.0 and $310.9 million at January 31, 2014 and 2013, respectively, compared to $138.3 million at December 31, 2012 and $37.6 million at January 31, 2012. The orders included in the commercial backlog may be canceled by the customer. Backlog is comprised of all open customer orders not yet shipped.  Approximately 98% of contracted backlog as of January 31, 2014 is expected to be filled during 2014.

COMPETITION

We are in active competition with businesses producing or distributing the same or similar products, as well as, in some instances, with businesses producing or distributing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 16 million tons of chlorine and 17 million tons of caustic soda capacity, account for approximately 17% of worldwide chlor alkali production capacity.  According to IHS, the Dow Chemical Company (Dow), the Occidental Petroleum Corporation (Oxy), and Axiall Corporation (Axiall) are the three largest chlor alkali producers in North America.  Approximately 75% of the total North American capacity is located in the U.S. Gulf Coast region.

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

The chlor alkali industry in North America is highly competitive, and many of our competitors, including Dow and Oxy, are substantially larger and have greater financial resources than we do.  While the technologies to manufacture and transport chlorine and caustic soda are widely available, the production facilities require large capital investments, and are subject to significant regulatory and permitting requirements.

We became one of the largest distributors of caustic soda in North America with the acquisition of KA Steel. We operate in a competitive industry and compete with many producers, distributors and sales agents offering chemicals equivalent to the products we handle. The primary competitive factors affecting the distribution business is the availability of product, the price, customer service and delivery capabilities. Our principal distribution competitors in North America include Univar Inc., Brenntag AG and numerous smaller regional distributors.

We are among the largest manufacturers in the United States of commercial small caliber ammunition based on independent market research sponsored by the National Shooting Sports Foundation (NSSF).  Formed in 1961, NSSF has a membership of more than 8,000 manufacturers, distributors, firearms retailers, shooting ranges, sportsman’s organizations and publishers. According to NSSF, our Winchester business, Alliant Techsystems Inc. (ATK) and Remington Arms Company, Inc. owned by the Freedom Group (Remington) are the three largest commercial ammunition manufacturers in the United States.  The ammunition industry is highly competitive with us, ATK, Remington, numerous smaller domestic manufacturers and foreign producers competing for sales to the commercial ammunition customers.  Many factors influence our ability to compete successfully, including price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.

EMPLOYEES

As of December 31, 2013, we had approximately 4,100 employees, with 3,900 working in the United States and 200 working in foreign countries, primarily Canada.  Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.

The following labor contracts are scheduled to expire in 2014:

Location	Number of Employees	Expiration Date
Tacoma (Chlor Alkali)	9	December 2014

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude these labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities.  Company-sponsored research expenditures were $2.5 million in 2013, $2.6 million in 2012 and $2.7 million in 2011.

We own or license a number of patents, patent applications and trade secrets covering our products and processes.  We believe that, in the aggregate, the rights under our patents and licenses are important to our operations, but we do not consider any individual patent or license or group of patents and licenses related to a specific process or product to be of material importance to our total business.

RAW MATERIALS AND ENERGY

We purchase the major portion of our raw material requirements.  The principal basic raw materials for our production of chlor alkali products are salt, electricity, potassium chloride, sulfur dioxide and hydrogen.  A portion of the salt used in our Chlor Alkali Products segment is produced from internal resources.  Lead, brass and propellant are the principal raw materials used in the Winchester business.  We typically purchase our electricity, salt, potassium chloride, sulfur dioxide, ammunition cartridge case cups and copper-based strip, and propellants pursuant to multi-year contracts.  We provide additional information with respect to specific raw materials in the tables set forth under “Products and Services.”

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

See our discussion of our environmental matters contained in Item 3—“Legal Proceedings” below, the Note “Environmental” of the notes to consolidated financial statements contained in Item 8 and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The business of most of our customers, particularly our vinyl, urethanes and pulp and paper customers are, to varying degrees, cyclical and have historically experienced periodic downturns.  These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in some cases, lower average selling prices.  Therefore, any significant downturn in our customers’ businesses or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations or financial condition.

Although we do not generally sell a large percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon a healthy economy beyond North America.  Our customers sell their products abroad.  As a result, our business is affected by general economic conditions and other factors in Western Europe, South America and most of East Asia, particularly China and Japan, including fluctuations in interest rates, customer demand, labor and energy costs, currency changes and other factors beyond our control.  The demand for our customers’ products, and therefore, our products, is directly affected by such fluctuations.  In addition, our customers could decide to move some or all of their production to lower cost, offshore locations, and this could reduce demand in North America for our products.  We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a downturn in the Western European, South American, Asian or world economies, increases in interest rates or unfavorable currency fluctuations.  Economic conditions in other regions of the world, predominantly Asia and Europe, can increase the amount of caustic soda produced and available for export to North America.  The increased caustic soda supply can put downward pressure on our caustic soda prices, negatively impacting our profitability.

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

Price in the chlor alkali industry is the major supplier selection criterion.  We have little or no ability to influence prices in this large commodity market.  Decreases in the average selling prices of our products could have a material adverse effect on our profitability.  For example, in the Chlor Alkali Products segment, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $15 million annual change in our revenues and pretax profit when we are operating at full capacity.  While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products and by controlling transportation, selling and administration expense, we cannot assure you that these efforts will be sufficient to offset fully the effect of possible decreases in pricing on operating results.

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

The chemical industry, including the chlor alkali industry, has proactively responded to the issues related to national security and environmental concerns by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States.  Government at the local, state and federal levels could implement new regulations that would impact the security of chemical plant locations and the transportation of hazardous chemicals.  Our Chlor Alkali Products business could be adversely impacted by the cost of complying with any new regulations.  Our business also could be adversely affected if an incident were to occur at one of our facilities or while transporting product.  The extent of the impact would depend on the requirements of future regulations and the nature of an incident, which are unknown at this time.

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

For example, our Chlor Alkali product transportation costs, particularly railroad shipment costs, are a significant portion of our cost of goods sold, and have been increasing over the past several years.  If the cost increases continue, and we are unable to control those costs or pass the increased costs on to customers, our profitability in our Chlor Alkali business would be negatively affected.  Similarly, costs of commodity metals and other materials used in our Winchester business, such as copper and lead, can vary.  If we experience significant increases in these costs and are unable to raise our prices to offset the higher costs, the profitability in our Winchester business would be negatively affected.

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

We are a defendant in a number of pending legal proceedings relating to our present and former operations.  These include product liability claims relating to ammunition and firearms and proceedings alleging injurious exposure of plaintiffs to various chemicals and other substances (including proceedings based on alleged exposures to asbestos).  Frequently, the proceedings alleging injurious exposure involve claims made by numerous plaintiffs against many defendants.  However, because of the inherent uncertainties of litigation, we are unable to predict the outcome of these proceedings and therefore cannot determine whether the financial impact, if any, will be material to our financial position, cash flows or results of operations.

Information Security—A failure of our information technology systems, or an interruption in their operation, could have a material adverse effect on our business, financial condition or results of operations.

Our operations are dependent on our ability to protect our information systems, computer equipment and information databases from systems failures.  We rely on our information technology systems generally to manage the day-to-day operation of our business, operate elements of our chlor alkali and ammunition manufacturing facilities, manage relationships with our customers, fulfill customer orders and maintain our financial and accounting records.  Failures of our information technology systems could be caused by internal or external events, such as incursions by intruders or hackers, computer viruses, cyber-attacks, failures in hardware or software, or power or telecommunication fluctuations or failures.  The failure of our information technology systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs or loss of important information, any of which could have a material adverse effect on our business, financial condition or results of operations.  We have technology and information security processes and disaster recovery plans in place to mitigate our risk to these vulnerabilities.  However, these measures may not be adequate to ensure that our operations will not be disrupted, should such an event occur.

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

Our senior revolving credit facility and our Gulf Opportunity Zone Act of 2005 (Go Zone) and American Recovery and Reinvestment Act of 2009 (Recovery Zone) tax-exempt bonds include certain financial maintenance covenants requiring us to not exceed a maximum leverage ratio and to maintain a minimum coverage ratio.

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

As of December 31, 2013, we had $691.0 million of indebtedness outstanding, including $7.3 million representing the unrecognized gain related to $173.7 million of interest rate swaps at December 31, 2013.  This outstanding indebtedness does not include our $265.0 million senior revolving credit facility of which we had $233.4 million available as of December 31, 2013 because we had issued $31.6 million of letters of credit.  As of December 31, 2013, our indebtedness represented 38.6% of our total capitalization.  At December 31, 2013, $12.6 million of our indebtedness was due within one year.

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

Under Accounting Standard Codification (ASC) 715 “Compensation–Retirement Benefits” (ASC 715), we recorded an after-tax charge of $7.7 million ($12.5 million pretax) to shareholders’ equity as of December 31, 2013 for our pension and other postretirement plans.  This charge reflected unfavorable performance on plan assets during 2013, partially offset by a 60-basis point increase in the plans’ discount rate. In 2012, we recorded an after-tax charge of $101.9 million ($166.8 million pretax) to shareholders’ equity as of December 31, 2012 for our pension and other postretirement plans.  This charge reflected a 100-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2012.  In 2011, we recorded an after-tax charge of $29.0 million ($46.8 million pretax) to shareholders’ equity as of December 31, 2011 for our pension and other postretirement plans.  This charge reflected a 40-basis point decrease in the plans’ discount rate and an unfavorable actuarial assumption change related to mortality tables, partially offset by the favorable performance on plan assets during 2011.  The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior revolving credit facility.

The determinations of pension expense and pension funding are based on a variety of rules and regulations.  Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets.  They may also result in higher pension costs, additional financial statement disclosure, and accelerate the need to fully fund the pension plan.  During the third quarter of 2012, the “Moving Ahead for Progress in the 21st Century Act” became law. The new law changes the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates for a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation and potentially reducing or eliminating the minimum annual funding requirement. The new law also increased premiums paid to the Pension Benefit Guaranty Corporation (PBGC). Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2014 and under the new law may not be required to make any additional contributions for at least the next five years.  We do have a small Canadian qualified defined benefit pension plan to which we made cash contributions of $1.0 million in 2013 and $0.9 million in both 2012 and 2011, and we anticipate approximately $1 million of cash contributions in 2014.  At December 31, 2013, the projected benefit obligation of $1,916.6 million exceeded the market value of assets in our qualified defined benefit pension plans by $55.9 million, as calculated under ASC 715.

In addition, the impact of declines in global equity and fixed income markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension plans in future years.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets would have decreased or increased, respectively, the 2013 defined benefit pension plans income by approximately $17.1 million.

Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2013 and the projected benefit obligation as of December 31, 2013 would have decreased pension income by $0.4 million and increased the projected benefit obligation by $102.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2013 and the projected benefit obligation as of December 31, 2013 would have increased pension income by $0.6 million and decreased the projected benefit obligation by $95.0 million.

Labor Matters—We cannot assure you that we can conclude future labor contracts or any other labor agreements without work stoppages.

Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.  The following labor contracts are scheduled to expire in 2014:

Location	Number of Employees	Expiration Date
Tacoma (Chlor Alkali)	9	December 2014

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control.  We cannot assure you that our business will generate sufficient cash flow from operations.  If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity.  We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.  See “Liquidity and Other Financing Arrangements” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

We have manufacturing sites at 14 separate locations in ten states, Canada and Australia.  Most manufacturing sites are owned although a number of small sites are leased.  We also own 3 terminals in 3 states and lease 38 terminal facilities in 22 states and Canada. We listed the principal locations at or from which our products and services are manufactured, distributed or marketed in the tables set forth under the caption “Products and Services” contained in Item 1—“Business.”

We lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments.

Item 3.  LEGAL PROCEEDINGS

Saltville

We have completed all work in connection with remediation of mercury contamination at the site of our former mercury cell chlor alkali plant in Saltville, VA required to date.  In mid-2003, the Trustees for natural resources in the North Fork Holston River, the Main Stem Holston River and associated floodplains, located in Smyth and Washington Counties in Virginia and in Sullivan and Hawkins Counties in Tennessee notified us of, and invited our participation in, an assessment of alleged damages to natural resources resulting from the release of mercury.  The Trustees also notified us that they have made a preliminary determination that we are potentially liable for natural resource damages in said rivers and floodplains.  We agreed to participate in the assessment.  We and the Trustees have entered into discussions concerning a resolution of this matter.  In light of the ongoing discussions and inherent uncertainties of the assessment, we cannot at this time determine whether the financial impact, if any, of this matter will be material to our financial position or results of operations.  See “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other

As part of the continuing environmental investigation by federal, state and local governments of waste disposal sites, we have entered into a number of settlement agreements requiring us to participate in the investigation and cleanup of a number of sites.  Under the terms of such settlements and related agreements, we may be required to manage or perform one or more elements of a site cleanup, or to manage the entire remediation activity for a number of parties, and subsequently seek recovery of some or all of such costs from other Potentially Responsible Parties (PRPs).  In many cases, we do not know the ultimate costs of our settlement obligations at the time of entering into particular settlement agreements, and our liability accruals for our obligations under those agreements are often subject to significant management judgment on an ongoing basis.  Those cost accruals are provided for in accordance with generally accepted accounting principles and our accounting policies set forth in “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2013 and 2012, our consolidated balance sheets included liabilities for these legal actions of $19.3 million and $15.2 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant as of February 24, 2014

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (63)	Chairman, President and Chief Executive Officer	1996
Frank W. Chirumbole (55)	Vice President and President, Chlor Alkali Products	2011
Stephen C. Curley (62)	Vice President and Treasurer	2005
Dolores J. Ennico (61)	Vice President, Human Resources	2009
John E. Fischer (58)	Senior Vice President and Chief Financial Officer	2004
G. Bruce Greer, Jr. (53)	Vice President, Strategic Planning and Information Technology	2005
John L. McIntosh (59)	Senior Vice President, Operations	1999
Thomas J. O’Keefe (55)	Vice President and President, Winchester	2011
George H. Pain (63)	Senior Vice President, General Counsel and Secretary	2002
Todd A. Slater (50)	Vice President, Finance and Controller	2005
Kenneth A. Steel, Jr. (56)	Vice President and Executive Vice President, KA Steel	2012
Robert F. Steel (58)	Vice President and President, KA Steel	2012

No family relationship exists between any of the above named executive officers, except Messrs. K. Steel and R. Steel who are brothers. No other family relationship exists between any of the above named executive officers and any of our directors.  Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

All executive officers, except Messrs. Chirumbole, O’Keefe, K. Steel and R. Steel, have served as executive officers for more than five years.

Frank W. Chirumbole was appointed Vice President and President, Chlor Alkali Products effective April 26, 2012, and assumed his current duties on April 28, 2011.  From October 2010 until April 2012, he served as President, Chlor Alkali Products; from 2009 until September 2010, he served as Vice President, General Manager – Bleach; from 2007 to 2009 he served as Vice President, Supply Chain Management; and from 2001 to 2007 he served as Vice President, Manufacturing and Engineering, all in the Chlor Alkali Products Division.

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

As of January 31, 2014, we had 3,831 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange.

The high and low sales prices of our common stock during each quarterly period in 2013 and 2012 are listed below.  A dividend of $0.20 per common share was paid during each of the four quarters in 2013 and 2012.

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$25.42	$26.05	$25.17	$29.52
Low	21.29	22.74	22.50	21.79

2012
Market price of common stock per New York Stock Exchange composite transactions
High	$23.46	$22.24	$23.48	$22.32
Low	19.75	18.40	19.34	19.50

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013	—	N/A	—
November 1-30, 2013	223,616	$22.65	223,616
December 1-31, 2013	96,385	24.93	96,385
Total				3,081,054 (1)

(1)
On July 21, 2011, we announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock that will terminate on July 21, 2014.  Through December 31, 2013, 1,918,946 shares had been repurchased, and 3,081,054 shares remained available for purchase under that program.

Performance Graph

This graph compares the total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s 1000 Index (the “S&P 1000”) and a customized peer group of six companies comprised of: ATK, Axiall, Dow, Oxy, PPG Industries, Inc. and Westlake Chemical Corporation.

Data is for the five-year period from December 31, 2008 through December 31, 2013.  The cumulative return includes reinvestment of dividends.  The Peer Group is weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph.  We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in the Peer Group for such year by (b) the total shareholder return for that corporation for such year.

Item 6.  SELECTED FINANCIAL DATA

TEN-YEAR SUMMARY

	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Operations		($ and shares in millions, except per share data)
Sales	$2,515	$2,185	$1,961	$1,586	$1,532	$1,765	$1,277	$1,040	$955	$766
Cost of goods sold	2,034	1,748	1,574	1,350	1,223	1,377	1,035	792	682	639
Selling and administration	190	177	161	134	135	137	129	129	128	90
Loss on restructuring of businesses	(6)	(9)	(11)	(34)	—	—	—	—	—	(10)
Other operating income	1	8	9	2	9	1	2	7	9	6
Earnings of non-consolidated affiliates	3	3	10	30	38	39	46	45	37	9
Interest expense	39	26	30	25	12	13	22	20	20	20
Interest and other (expense) income	—	(10)	176	2	1	(20)	12	12	20	5
Income before taxes from continuing operations	250	226	380	77	210	258	151	163	191	27
Income tax provision	71	76	138	12	74	100	50	39	74	8
Income from continuing operations	179	150	242	65	136	158	101	124	117	19
Discontinued operations, net	—	—	—	—	—	—	(110)	26	21	36
Cumulative effect of accounting changes, net	—	—	—	—	—	—	—	—	(5)	—
Net income (loss)	$179	$150	$242	$65	$136	$158	$(9)	$150	$133	$55
Financial position
Cash and cash equivalents, short-term investments and restricted cash	$312	$177	$357	$561	$459	$247	$333	$276	$304	$147
Working capital, excluding cash and cash equivalents and short-term investments	125	150	76	33	91	24	(14)	223	191	232
Property, plant and equipment, net	988	1,034	885	675	695	630	504	251	227	205
Total assets	2,803	2,778	2,450	2,049	1,932	1,720	1,731	1,642	1,802	1,621
Capitalization:
Short-term debt	13	24	12	78	—	—	10	2	1	52
Long-term debt	678	690	524	418	398	252	249	252	257	261
Shareholders’ equity	1,101	998	986	830	822	705	664	543	427	356
Total capitalization	$1,792	$1,712	$1,522	$1,326	$1,220	$957	$923	$797	$685	$669
Per share data
Basic:
Continuing operations	$2.24	$1.87	$3.02	$0.82	$1.74	$2.08	$1.36	$1.70	$1.65	$0.27
Discontinued operations, net	—	—	—	—	—	—	(1.48)	0.36	0.30	0.53
Accounting changes, net	—	—	—	—	—	—	—	—	(0.08)	—
Net income (loss)	$2.24	$1.87	$3.02	$0.82	$1.74	$2.08	$(0.12)	$2.06	$1.87	$0.80
Diluted:
Continuing operations	$2.21	$1.85	$2.99	$0.81	$1.73	$2.07	$1.36	$1.70	$1.65	$0.27
Discontinued operations, net	—	—	—	—	—	—	(1.48)	0.36	0.29	0.53
Accounting changes, net	—	—	—	—	—	—	—	—	(0.08)	—
Net income (loss)	$2.21	$1.85	$2.99	$0.81	$1.73	$2.07	$(0.12)	$2.06	$1.86	$0.80
Common Cash Dividends	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80
Market price of common stock:
High	29.52	23.48	27.16	22.39	19.79	30.39	24.53	22.65	25.35	22.99
Low	21.29	18.40	16.11	14.35	8.97	12.52	15.97	14.22	16.65	15.20
Year end	28.85	21.59	19.65	20.52	17.52	18.08	19.33	16.52	19.68	22.02
Other
Capital expenditures	$91	$256	$201	$85	$138	$180	$76	$62	$63	$38
Depreciation	121	104	97	85	70	68	47	38	36	33
Common dividends paid	64	64	64	63	63	61	59	58	57	56
Purchases of common stock	36	3	4	—	—	—	—	—	—	—
Current ratio	2.1	1.7	2.0	2.3	2.8	1.7	1.8	2.2	2.3	2.1
Total debt to total capitalization	38.6%	41.7%	35.2%	37.4%	32.6%	26.4%	28.1%	31.8%	37.7%	46.8%
Effective tax rate	28.6%	33.6%	36.3%	15.7%	35.4%	38.8%	33.1%	24.2%	38.4%	29.6%
Average common shares outstanding - diluted	80.9	81.0	80.8	79.9	78.3	76.1	74.3	72.8	71.6	68.4
Shareholders	3,900	4,100	4,400	4,600	4,900	5,100	5,300	5,700	6,100	6,400
Employees(1)	4,100	4,100	3,800	3,700	3,700	3,600	3,600	3,100	2,900	2,800

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

RECENT DEVELOPMENTS AND HIGHLIGHTS

2013 Year

In 2013, Chlor Alkali Products’ segment income was $203.8 million compared to $263.2 million in 2012. Chlor Alkali Products’ segment income was lower than the prior year as a result of lower product prices, primarily hydrochloric acid and chlorine, and increased operating costs associated with planned maintenance outages, higher electricity costs primarily due to increased natural gas prices and higher depreciation expense. These decreases were partially offset by an $11.0 million favorable contract settlement. Operating rates in Chlor Alkali Products were 84% in 2013, which reflected the capacity reductions that occurred in fourth quarter of 2012, and 80% in 2012.

Our 2013 ECU netbacks of approximately $560 were 3% lower than the 2012 netbacks of approximately $575 due to lower chlorine prices partially offset by higher caustic soda prices. In the first quarter of 2013, a caustic soda price increase of $50 per ton was announced and a chlorine price increase of $60 per ton was announced. The 2013 chlorine price increase was not successful. In the second quarter of 2013, we announced an additional $40 per ton caustic soda price increase. In the third quarter of 2013, an additional caustic soda price increase was announced for $30 per ton. None of these caustic soda price increases were successful. Finally in the fourth quarter of 2013, an additional caustic soda price increase was announced for $40 per ton. During the fourth quarter of 2013, weakness in chlorine and caustic soda demand resulted in chlorine and caustic soda prices that declined from the third quarter 2013 level. As a result, ECU netbacks declined from approximately $570 in the third quarter of 2013 to approximately $525 in the fourth quarter of 2013. In January 2014, a chlorine price increase of $50 per ton was announced. While the success of the first quarter 2014 chlorine price increase and the fourth quarter 2013 caustic soda price increase is not yet known, the majority of the benefit, if realized, would impact second quarter 2014 results. ECU netbacks in the first quarter of 2014 are forecast to be lower than the fourth quarter of 2013 as a result of lower caustic soda prices partially offset by higher chlorine prices.

Chemical Distribution segment income was $9.7 million in 2013 compared to $4.5 million in 2012. Chemical Distribution segment income was higher than the prior year as a result of the additional period of our ownership. Depreciation and amortization expense included in segment income for the years ended December 31, 2013 and 2012 of $15.4 million and $5.5 million, respectively, were primarily associated with the acquisition fair valuing of KA Steel. As a result of acquiring KA Steel in August of 2012, we anticipate realizing approximately $35 million of annual synergies at the end of three years. These synergies include opportunities to sell additional volumes of products we produce such as caustic soda, bleach, hydrochloric acid and potassium hydroxide through KA Steel and to optimize freight cost and logistics assets between our Chlor Alkali Products segment and KA Steel.

Winchester segment income was $143.2 million in 2013, which represented the highest level of segment income in at least the last two decades, improved 159% compared to 2012 segment income of $55.2 million. The increase in segment income compared to last year reflects the impact of increased volumes due to the continuation of the stronger than historical demand that began in the fourth quarter of 2012, improved selling prices and decreased costs, including the impact of decreased costs associated with our new centerfire operation in Oxford, MS.

Other (expense) income in 2013 included a gain of $6.5 million on the sale of our equity interest in a limited liability company that owns a bleach related chemical manufacturing facility (bleach joint venture).

Income tax expense for 2013 included $11.4 million of favorable adjustments associated with the expiration of the statutes of limitations in federal and state jurisdictions, $8.3 million of benefit associated with reductions in valuation allowances on our capital loss carryforwards and $1.9 million of benefit associated with the Research Credit under Section 41 of the U.S. Internal Revenue Code (Research Credit), which were partially offset by $1.8 million of expense associated with changes in tax contingencies and $1.3 million of expense associated with increases in valuation allowances on certain state tax credits carryforwards.

During 2013, we entered into sale/leaseback agreements for chlorine, caustic soda and bleach railcars and bleach trailers. We received proceeds from the sales of $35.8 million.

In December 2013, we repaid $12.2 million due under the annual requirements of the SunBelt Notes. In January 2013, we also repaid the $11.4 million 6.5% Senior Notes (2013 Notes), which became due. These were redeemed using cash.

During 2013, we purchased and retired 1.5 million shares with a total value of $36.2 million under the share repurchase plan approved by our board of directors on July 21, 2011.

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

On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  We expect the centerfire relocation project to generate Winchester operating cost savings of $24 million to $26 million in 2014. Consistent with this relocation decision in 2010, we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments.  The full amount of these grants were received in 2011. In October 2011, we opened the new centerfire pistol and rifle production facility in Oxford, MS. During 2013, the relocation of the centerfire pistol manufacturing equipment was completed and the relocation of the centerfire rifle manufacturing equipment was initiated.  During 2013, approximately 92% of Winchester’s pistol ammunition was manufactured in Oxford, MS.  We currently expect to complete this relocation by the end of 2016.  Once completed, Winchester expects to have the most modern centerfire ammunition production facility in North America.

In the fourth quarter of 2010, we recorded restructuring charges related to these actions of $34.2 million. For the years ended December 31, 2013, 2012 and 2011 we recorded additional restructuring charges related to these actions of $5.5 million, $8.5 million and $10.7 million, respectively.  The restructuring charges included write-off of equipment and facility costs, acceleration of asset retirement obligations, employee severance and related benefit costs, non-cash pension and other postretirement benefits curtailment charges, lease and other contract termination costs, employee relocation costs and facility exit costs.  We expect to incur approximately $7 million of additional restructuring charges associated with these actions through the end of 2016.

2012 Year

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

For segment reporting purposes, KA Steel comprises the Chemical Distribution segment. Our results for the year ended December 31, 2012 included KA Steel sales of $156.3 million and $4.5 million of segment income, which included depreciation and amortization expense of $5.5 million, primarily associated with the acquisition fair valuing of KA Steel.

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

Other Highlights

In 2012, Chlor Alkali Products’ segment income was $263.2 million, an increase of 7% compared to 2011. Segment income in 2012 was higher than 2011 as a result of higher product prices and the ownership of SunBelt for the full period. These increases were partially offset by decreased chlorine and caustic soda volumes. Operating rates in Chlor Alkali Products for 2012 and 2011 were 80%.

Our 2012 ECU netbacks of approximately $575 were 1% higher than the 2011 netbacks of approximately $570 due to higher caustic soda prices partially offset by lower chlorine prices. In the first quarter of 2012, a caustic soda price increase was announced of $45 per ton and a chlorine price increase was announced of $40 per ton. The 2012 chlorine price increase was not successful. In the second quarter of 2012, we announced an additional $60 per ton caustic soda price increase. In the third quarter of 2012, an additional caustic soda price increase was announced of $70 per ton. Finally, in the fourth quarter of 2012, an additional caustic soda price increase was announced for $50 per ton. During 2012, caustic soda prices increased, but were more than offset by lower chlorine prices.

Winchester segment income was $55.2 million in 2012 compared to $37.9 million in 2011. The increase in segment income compared to 2011 reflects the impact of higher selling prices and increased volumes, partially offset by higher operating costs and incremental costs associated with the ongoing relocation of our centerfire ammunition manufacturing operations to Oxford, MS.

Other operating income in 2012 included $4.9 million of insurance recoveries for business interruption related to an outage of one of our Chlor Alkali customers in the first half of 2012.

Income before taxes for 2012 and 2011 included $0.1 million and $11.4 million, respectively, of recoveries from third parties for environmental costs incurred and expensed in prior periods.

Income tax expense for 2012 included a $6.6 million benefit associated with the Agricultural Chemicals Security Tax Credit under Section 45O of the U.S. IRC (Section 45O), which were partially offset by $3.6 million of tax expense associated with remeasurement of deferred taxes, changes in tax contingencies and tax expense associated with previously undistributed earnings from our Winchester Australia Limited subsidiary.

Capital spending of $255.7 million for 2012 included $108.1 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, $58.6 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites and $16.1 million for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations.  The conversion of our Charleston, TN facility was completed in the second half of 2012 with the successful start-up of two new membrane cell lines and we also completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively.

2011 Year

SunBelt Acquisition

On February 28, 2011, we acquired PolyOne’s 50% interest in SunBelt for $132.3 million in cash plus the assumption of a PolyOne guarantee related to the SunBelt Notes.  With this acquisition, Olin now owns 100% of SunBelt.  The SunBelt chlor alkali plant, which is located within our McIntosh, AL facility, has approximately 350,000 tons of membrane technology capacity.  We also agreed to a three-year earn out, which has no guaranteed minimum or maximum, based on the performance of SunBelt.  In conjunction with the acquisition, we consolidated the SunBelt Notes with a fair value of $87.3 million for the remaining principal balance of $85.3 million as of February 28, 2011.

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

Our 2011 ECU netbacks of approximately $570 were 20% higher than the 2010 netbacks of approximately $475.  In the first quarter of 2011, three caustic soda price increases were announced totaling $150 per ton.  In March 2011, we also announced a $60 per ton chlorine price increase.  In the third quarter of 2011, an additional caustic soda price increase was announced for $65 per ton, which replaced a late second quarter announced caustic soda price increase of $25 per ton.  Finally, in the fourth quarter of 2011, an additional caustic soda price increase was announced for $80 per ton.  These price increases, which reflected caustic soda demand in excess of chlorine demand, caused the 2011 ECU netbacks to improve.

Winchester segment income was $37.9 million in 2011 compared to $63.0 million in 2010.  The Winchester segment income declined from the surge levels of 2010 and 2009.  The decrease in 2011 compared to 2010 reflected the impact of higher commodity metals and other material costs, higher manufacturing costs and incremental costs associated with the ongoing relocation of our centerfire ammunition manufacturing operations to Oxford, MS, partially offset by higher selling prices.

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

Capital spending of $200.9 million for 2011 included $51.0 million for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations and $60.0 million for the conversion of our Charleston, TN facility from mercury cell technology to membrane technology.  The capital spending for the ongoing Winchester relocation of $51.0 million was partially financed by $31.0 million of grants received by the State of Mississippi and local governments.  The full amounts of these grants were received in 2011.  The 2011 capital spending also included $20.4 million for the construction of low salt, high strength bleach facilities at our McIntosh, AL; Henderson, NV; and Niagara Falls, NY chlor alkali sites.

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

Quarterly and annual average ECU netbacks for 2013, 2012 and 2011 were as follows, which include SunBelt ECU netbacks subsequent to February 28, 2011:

	2013	2012	2011
First quarter	$565	$585	$525
Second quarter	575	575	560
Third quarter	570	560	595
Fourth quarter	525	580	590
Annual average	560	575	570

Our 2011 ECU netbacks of approximately $570 were 20% higher than the 2010 netbacks of approximately $475.  In the first quarter of 2011, three caustic soda price increases were announced totaling $150 per ton.  In March 2011, we also announced a $60 per ton chlorine price increase.  In the third quarter of 2011, an additional caustic soda price increase was announced for $65 per ton, which replaced a late second quarter announced caustic soda price increase of $25 per ton.  Finally, in the fourth quarter of 2011, an additional caustic soda price increase was announced for $80 per ton.  These price increases, which reflected caustic soda demand in excess of chlorine demand, caused the 2011 ECU netbacks to improve.

Our 2012 ECU netbacks of approximately $575 were 1% higher than the 2011 netbacks of approximately $570 due to higher caustic soda prices partially offset by lower chlorine prices. In the first quarter of 2012, a caustic soda price increase was announced of $45 per ton and a chlorine price increase was announced totaling $40 per ton. The 2012 chlorine price increase was not successful. In the second quarter of 2012, we announced an additional $60 per ton caustic soda price increase. In the third quarter of 2012, an additional caustic soda price increase was announced of $70 per ton. Finally, in the fourth quarter of 2012, an additional caustic soda price increase was announced for $50 per ton. During 2012, caustic soda prices increased, but were more than offset by lower chlorine prices.

Our 2013 ECU netbacks of approximately $560 were 3% lower than the 2012 netbacks of approximately $575 due to lower chlorine prices partially offset by higher caustic soda prices. In the first quarter of 2013, a caustic soda price increase of $50 per ton was announced and a chlorine price increase of $60 per ton was announced. The 2013 chlorine price increase was not successful. In the second quarter of 2013, we announced an additional $40 per ton caustic soda price increase. In the third quarter of 2013, an additional caustic soda price increase was announced for $30 per ton. None of these caustic soda price increases were successful. Finally in the fourth quarter of 2013, an additional caustic soda price increase was announced for $40 per ton. During the fourth quarter of 2013, weakness in chlorine and caustic soda demand resulted in chlorine and caustic soda prices that declined from the third quarter 2013 level. As a result, ECU netbacks declined from approximately $570 in the third quarter of 2013 to approximately $525 in the fourth quarter of 2013. In January 2014, a chlorine price increase of $50 per ton was announced. While the success of the first quarter 2014 chlorine price increase and the fourth quarter 2013 caustic soda price increase is not yet known, the majority of the benefit, if realized, would impact second quarter 2014 results. ECU netbacks in the first quarter of 2014 are forecast to be lower than the fourth quarter of 2013 as a result of lower caustic soda prices partially offset by higher chlorine prices.

PENSION AND POSTRETIREMENT BENEFITS

Under ASC 715, we recorded an after-tax charge of $7.7 million ($12.5 million pretax) to shareholders’ equity as of December 31, 2013 for our pension and other postretirement plans.  This charge reflected unfavorable performance on plan assets during 2013, partially offset by a 60-basis point increase in the plans’ discount rate.  In 2012, we recorded an after-tax charge of $101.9 million ($166.8 million pretax) to shareholders’ equity as of December 31, 2012 for our pension and other postretirement plans.  This charge reflected a 100-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2012.  In 2011, we recorded an after-tax charge of $29.0 million ($46.8 million pretax) to shareholders’ equity as of December 31, 2011 for our pension and other postretirement plans.  This charge reflected a 40-basis point decrease in the plans’ discount rate and an unfavorable actuarial change related to mortality tables, partially offset by the favorable performance on plan assets during 2011.  The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior revolving credit facility.

During the third quarter of 2012, the “Moving Ahead for Progress in the 21st Century Act” became law. The new law changes the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates for a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation, and potentially reducing or eliminating the minimum annual funding requirement. The new law also increased premiums paid to the PBGC. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2014 and under the new law may not be required to make any additional contributions for at least the next five years. We do have a small Canadian qualified defined benefit pension plan to which we made cash contributions of $1.0 million in 2013 and $0.9 million in both 2012 and 2011, and we anticipate approximately $1 million of cash contributions in 2014.  At December 31, 2013, the projected benefit obligation of $1,916.6 million exceeded the market value of assets in our qualified defined benefit pension plans by $55.9 million, as calculated under ASC 715.

As part of the acquisition of KA Steel, as of December 31, 2013, we have recorded a contingent liability of $10.0 million for the withdrawal from a multi-employer defined benefit pension plan.

As of December 31, 2013, we have a $0.9 million liability associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

Components of net periodic benefit (income) costs were:

	Years ended December 31,
	2013	2012	2011
	($ in millions)
Pension benefits	$(20.5)	$(21.1)	$(22.5)
Other postretirement benefits	7.5	7.4	7.8

In June 2011, we recorded a curtailment charge of $1.1 million related to the ratification of a new five and one half year Winchester, East Alton, IL union labor agreement.  This curtailment charge was included in restructuring charges.

The service cost and the amortization of prior service cost components of pension expense related to employees of the operating segments are allocated to the operating segments based on their respective estimated census data.

CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011
	($ in millions, except per share data)
Sales	$2,515.0	$2,184.7	$1,961.1
Cost of goods sold	2,033.7	1,748.0	1,573.9
Gross margin	481.3	436.7	387.2
Selling and administration	190.0	168.6	160.6
Restructuring charges	5.5	8.5	10.7
Acquisition costs	—	8.3	0.8
Other operating income	0.7	7.6	8.8
Operating income	286.5	258.9	223.9
Earnings of non-consolidated affiliates	2.8	3.0	9.6
Interest expense	38.6	26.4	30.4
Interest income	0.6	1.0	1.2
Other (expense) income	(1.3)	(11.3)	175.1
Income before taxes	250.0	225.2	379.4
Income tax provision	71.4	75.6	137.7
Net income	$178.6	$149.6	$241.7
Net income per common share:
Basic	$2.24	$1.87	$3.02
Diluted	$2.21	$1.85	$2.99

2013 Compared 2012

Sales for 2013 were $2,515.0 million compared to $2,184.7 million last year, an increase of $330.3 million, or 15%.  Chemical Distribution segment sales increased by $250.1 million due to the additional period of our ownership. Winchester sales increased by $160.0 million, or 26%, from 2012 primarily due to increased shipments to domestic commercial and law enforcement customers and higher selling prices, partially offset by lower shipments to military and international customers. These increases were partially offset by an increase in the elimination of intersegment sales between the Chlor Alkali Products segment and the Chemical Distribution segment ($63.2 million) and a decrease in Chlor Alkali Products’ sales of $16.6 million, or 1%, primarily due to lower product prices, primarily hydrochloric acid and chlorine. Our 2013 ECU netbacks decreased 3% compared to 2012.

Gross margin increased $44.6 million, or 10%, from 2012, primarily as a result of increased Winchester gross margin ($91.6 million), primarily due to increased shipments to domestic commercial customers and improved selling prices, and additional gross margin contributed by the Chemical Distribution segment ($12.2 million) due to the additional period of our ownership. These increases were partially offset by lower Chlor Alkali gross margin ($61.3 million), primarily due to lower product prices, primarily hydrochloric acid and chlorine, and higher operating costs associated with planned maintenance outages, higher electricity costs primarily due to increased natural gas prices and higher depreciation expense. These decreases were partially offset by a favorable contract settlement. Gross margin as a percentage of sales was 19% in 2013 and 20% in 2012.

Selling and administration expenses in 2013 increased $21.4 million, or 13%, from 2012, primarily due to increased legal and legal-related settlement expenses of $11.4 million, primarily associated with cost recovery actions, increased management incentive compensation expense of $11.1 million, which includes mark-to-market adjustments on stock-based compensation of $5.4 million, increased selling and administration expenses of the acquired KA Steel operations of $7.0 million and increased salary and benefit costs of $4.1 million. These increases were partially offset by the recovery of legacy legal costs of $13.9 million. Selling and administration expenses as a percentage of sales were 8% in 2013 and 2012.

Restructuring charges in 2013 and 2012 of $5.5 million and $8.5 million, respectively, were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition costs in 2012 were related to the acquisition of KA Steel.

Other operating income in 2013 decreased by $6.9 million from 2012.  Other operating income in 2013 included a gain of $1.5 million on the sale of two former manufacturing sites. Other operating income in 2012 included $4.9 million of insurance recoveries for business interruption related to an outage of one of our Chlor Alkali customers in the first half of 2012.

Interest expense increased by $12.2 million in 2013, primarily due to a higher level of debt outstanding and a decrease in capitalized interest of $6.3 million, primarily due to the completion of the Charleston, TN conversion project in the second half of 2012.

Other (expense) income in 2013 and 2012 included $7.9 million and $11.5 million, respectively, of expense for our earn out liability from the SunBelt acquisition.  Other (expense) income in 2013 also included a gain of $6.5 million on the sale of our equity interest in a bleach joint venture.

The effective tax rate for 2013 included $11.4 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions, $8.3 million of benefit associated with reductions in valuation allowances on our capital loss carryforwards and $1.9 million of benefit associated with the Research Credit, which were partially offset by $1.8 million of expense associated with changes in tax contingencies and $1.3 million of expense associated with increases in valuation allowances on certain state tax credit carryforwards. After giving consideration to these five items of $18.5 million, the effective tax rate for 2013 of 36.0% was slightly higher than the 35% U.S. federal statutory rate, primarily due to state income taxes net of utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the Contributing Employee Ownership Plan (CEOP). The effective tax rate for 2012 included a $6.6 million benefit associated with the Section 45O credits, partially offset by a $1.6 million expense associated with the remeasurement of deferred taxes, a $1.3 million expense associated with changes in tax contingencies and a $0.7 million expense associated with previously undistributed earnings from our Winchester Australia Limited subsidiary. After giving consideration to these four items of $3.0 million, the effective tax rate for 2012 of 34.9% was slightly lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deductions, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, which were partially offset by state income taxes net of utilization of certain state tax credits.
2012 Compared 2011

Sales for 2012 were $2,184.7 million compared to $1,961.1 million in 2011, an increase of $223.6 million, or 11%.  Sales of the newly acquired Chemical Distribution segment were $156.3 million. Chlor Alkali Products’ sales increased $39.8 million, or 3%, primarily due to the ownership of SunBelt for the full period, higher product prices and a higher level of bleach shipments of 11% compared to 2011, partially offset by decreased volumes of chlorine and caustic soda. Our ECU netbacks, which include SunBelt subsequent to February 28, 2011, increased 1% compared to 2011.  Winchester sales increased by $45.6 million, or 8%, from 2011, primarily due to higher selling prices and increased shipments to domestic commercial customers, partially offset by lower shipments to law enforcement agencies. These increases were partially offset by the elimination of intersegment sales between the Chlor Alkali Products segment and the Chemical Distribution segment ($18.1 million).

Gross margin increased $49.5 million, or 13%, from 2011, primarily as a result of increased Winchester gross margin ($21.2 million), higher Chlor Alkali gross margin ($24.3 million), primarily due to higher product prices and the ownership of SunBelt for the full period, and additional gross margin contributed by the newly acquired Chemical Distribution segment ($8.0 million), partially offset by the impact of decreased recoveries of $11.3 million from third parties for environmental costs incurred and expensed in prior periods.  Gross margin as a percentage of sales was 20% in 2012 and 2011.

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

Restructuring charges in 2012 and 2011 of $8.5 million and $10.7 million, respectively, were primarily associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

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

Interest expense decreased by $4.0 million in 2012, primarily due to an increase in capitalized interest of $6.2 million, primarily associated with the conversion of our Charleston, TN facility from mercury cell technology to membrane technology, partially offset by a higher level of debt outstanding.

Other (expense) income in 2012 and 2011 included $11.5 million and $6.7 million, respectively, of expense for our earn out liability from the SunBelt acquisition.  Other (expense) income in 2011 also included a gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.

The effective tax rate for 2012 included a $6.6 million benefit associated with the Section 45O credits, partially offset by a $1.6 million expense associated with the remeasurement of deferred taxes, a $1.3 million expense associated with changes in tax contingencies and a $0.7 million expense associated with previously undistributed earnings from our Winchester Australia Limited subsidiary. After giving consideration to these four items of $3.0 million, the effective tax rate for 2012 of 34.9% was slightly lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deductions, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, which were partially offset by state income taxes net of utilization of certain state tax credits. The effective tax rate for 2011 included a benefit of $4.9 million related to remeasurement of deferred taxes due to an increase in state tax effective rates, a $4.2 million benefit related to the expiration of statutes of limitations in federal and state jurisdictions, a $1.8 million expense associated with the finalization of our 2010 domestic and Canadian income tax returns and a deferred tax expense of $76.0 million related to the tax effect of the gain recorded on the remeasurement of our previously held 50% equity interest in SunBelt.  After giving consideration to these four items of $68.7 million and the SunBelt pretax gain of $181.4 million, the effective tax rate of 34.8% for 2011 was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, which were partially offset by state income taxes net of utilization of certain state tax credits.

SEGMENT RESULTS

We define segment results as income (loss) before interest expense, interest income, other operating income, other (expense) income and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting” (ASC 280), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Intersegment sales of $81.3 million and $18.1 million for the years ended December 31, 2013 and 2012, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market. Consistent with management’s monitoring of the operating segments, synergies realized of $11.8 million for the year ended December 31, 2013 have been transferred from the Chlor Alkali Products segment to the Chemical Distribution segment, representing incremental earnings on volumes sold of caustic soda, bleach, potassium hydroxide and hydrochloric acid.

	Years ended December 31,
	2013	2012	2011
Sales:	($ in millions)
Chlor Alkali Products	$1,412.3	$1,428.9	$1,389.1
Chemical Distribution	406.4	156.3	—
Winchester	777.6	617.6	572.0
Intersegment sales elimination	(81.3)	(18.1)	—
Total sales	$2,515.0	$2,184.7	$1,961.1
Income before taxes:
Chlor Alkali Products(1)	$203.8	$263.2	$245.0
Chemical Distribution	9.7	4.5	—
Winchester	143.2	55.2	37.9
Corporate/Other:
Pension income(2)	26.6	27.2	27.8
Environmental expense(3)	(10.2)	(8.3)	(7.9)
Other corporate and unallocated costs	(79.0)	(70.7)	(66.6)
Restructuring charges(4)	(5.5)	(8.5)	(10.7)
Acquisition costs(5)	—	(8.3)	(0.8)
Other operating income(6)	0.7	7.6	8.8
Interest expense(7)	(38.6)	(26.4)	(30.4)
Interest income	0.6	1.0	1.2
Other (expense) income(8)	(1.3)	(11.3)	175.1
Income before taxes	$250.0	$225.2	$379.4

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segment.  The earnings from non-consolidated affiliates were $2.8 million, $3.0 million and $9.6 million for the years ended 2013, 2012 and 2011, respectively.  During October 2013, we sold our equity interest in a bleach joint venture. On February 28, 2011, we acquired the remaining 50% interest in SunBelt.  Since the date of acquisition, SunBelt’s results are no longer included in earnings of non-consolidated affiliates but are consolidated in our consolidated financial statements.

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

(3)
Environmental expense for the years ended 2013, 2012 and 2011 included $1.3 million, $0.1 million and $11.4 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense is included in cost of goods sold in the consolidated statements of operations.

(4)
Restructuring charges for the years ended 2013, 2012 and 2011 were primarily associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)	Acquisition costs in 2012 were related to the acquisition of KA Steel. Acquisition costs in 2011 were related to the acquisition of the remaining 50% of SunBelt.

(6)
Other operating income for the year ended 2013 included a gain of $1.5 million on the sale of two former manufacturing sites. Other operating income for the year ended 2012 included $4.9 million of insurance recoveries for business interruption related to an outage at one of our Chlor Alkali customers in the first half of 2012. Other operating income for the year ended 2011 included a gain of $3.7 million on the sale of a former manufacturing site and $1.9 million of insurance recoveries related to our Oxford, MS and St. Gabriel, LA facilities.

(7)	Interest expense was reduced by capitalized interest of $1.1 million, $7.4 million and $1.2 million for the years ended 2013, 2012 and 2011, respectively.

(8)
Other (expense) income for the years ended 2013, 2012 and 2011 included $7.9 million, $11.5 million and $6.7 million, respectively, of expense for our earn out liability from the SunBelt acquisition. Other (expense) income for the year ended December 31, 2013 also included a gain of $6.5 million on the sale of our equity interest in a bleach joint venture. Other (expense) income for the year ended 2011 also included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.  The income tax provision for the year ended 2011 included a $76.0 million discrete deferred tax expense as a result of the remeasurement of the SunBelt investment.

Chlor Alkali Products

2013 Compared to 2012

Chlor Alkali Products’ sales for 2013 were $1,412.3 million compared to $1,428.9 million for 2012, a decrease of $16.6 million, or 1%.  The sales decrease was primarily due to lower product prices ($37.4 million), primarily hydrochloric acid and chlorine, lower shipments of chlorine and caustic soda ($5.9 million) and decreased shipments of hydrochloric acid ($4.8 million). These decreases were partially offset by increased shipments of potassium hydroxide which increased sales by $16.6 million and increased shipments of bleach of 8% which increased sales by $12.7 million. Our ECU netbacks were approximately $560 for 2013 compared to approximately $575 for 2012.  Freight costs included in the ECU netbacks increased 2% for 2013 compared to 2012, primarily due to higher railroad freight rates.  Our operating rates were 84% in 2013, which reflected the capacity reductions that occurred in the fourth quarter of 2012, and 80% in 2012. We discuss product prices in more detail above under “Chlor Alkali Products Pricing.”

Chlor Alkali Products generated segment income of $203.8 million for 2013 compared to $263.2 million for 2012, a decrease of $59.4 million.  Chlor Alkali Products’ segment income was lower primarily due to lower product prices ($37.4 million), primarily hydrochloric acid and chlorine, and increased operating costs ($25.0 million) associated with planned maintenance outages, higher electricity costs primarily due to increased natural gas prices and higher depreciation expense. These decreases were partially offset by a favorable contract settlement ($11.0 million) and increased volumes ($3.8 million). Chlor Alkali Products’ segment income was also impacted by the transfer of synergies realized of $11.8 million to the Chemical Distribution segment.

2012 Compared to 2011

Chlor Alkali Products’ sales for 2012 were $1,428.9 million compared to $1,389.1 million for 2011, an increase of $39.8 million, or 3%.  The significant factors impacting the sales increase were higher product prices ($21.0 million) and increased SunBelt sales of $33.1 million for the additional two months of our ownership.  Bleach volumes increased 11% for 2012 compared to 2011, which increased sales by $13.5 million.  These increases were partially offset by decreased volumes of chlorine and caustic soda of 1%, which decreased sales by $19.1 million. Our ECU netbacks, which include SunBelt subsequent to February 28, 2011, were approximately $575 for 2012 compared to approximately $570 for 2011.  Freight costs included in the ECU netbacks increased 4% for 2012, compared to 2011, primarily due to higher railroad freight rates.  Our operating rates for 2012 and 2011 was 80%. We discuss product prices in more detail above under “Chlor Alkali Products Pricing.”

Chlor Alkali Products generated segment income of $263.2 million for 2012 compared to $245.0 million for 2011, an increase of $18.2 million.  Chlor Alkali Products’ segment income was higher primarily due to higher product prices ($21.0 million) and higher SunBelt earnings for the additional two months of our ownership ($8.3 million), primarily related to higher ECU netbacks and $7.5 million of additional income on the remaining 50% interest we acquired.  These increases were partially offset by decreased volumes ($11.1 million).

Chemical Distribution

Chemical Distribution segment income was $9.7 million and $4.5 million for the years ended December 31, 2013 and 2012, respectively. Chemical Distribution segment income was higher than the prior year as a result of the additional period of our ownership. Depreciation and amortization expense included in segment income for the years ended December 31, 2013 and 2012 of $15.4 million and $5.5 million, respectively, were primarily associated with the acquisition fair valuing of KA Steel.
Winchester

2013 Compared to 2012

Winchester sales were $777.6 million for 2013 compared to $617.6 million for 2012, an increase of $160.0 million, or 26%.  Sales of ammunition to domestic commercial customers were higher by $172.5 million and shipments to law enforcement agencies increased by $12.1 million.  These increases were partially offset by a reduction in shipments to military customers of $21.6 million and reduced shipments to international customers of $3.7 million.

Winchester reported segment income of $143.2 million for 2013 compared to $55.2 million for 2012, an increase of $88.0 million, or 159%.  The increase in segment income in 2013 compared to 2012 reflected the impact of increased volumes ($53.8 million), higher selling prices ($29.5 million), lower operating costs ($3.3 million), which include the impact of decreased costs associated with the ongoing relocation of our centerfire ammunition manufacturing operations to Oxford, MS ($16.7 million), and lower commodity and other material costs ($1.4 million).

2012 Compared to 2011

Winchester sales were $617.6 million for 2012 compared to $572.0 million for 2011, an increase of $45.6 million, or 8%.  Sales of ammunition to domestic commercial customers were higher by $49.8 million.  This increase was partially offset by a reduction in shipments to law enforcement agencies of $5.0 million.  Shipments to military and international customers were comparable to 2011.

Winchester reported segment income of $55.2 million for 2012 compared to $37.9 million for 2011, an increase of $17.3 million, or 46%.  The increase in segment income in 2012 compared to 2011 reflected the impact of higher selling prices ($20.1 million) and increased volumes ($8.2 million). These increases were partially offset by higher operating costs ($9.2 million), including incremental costs associated with the ongoing relocation of our centerfire ammunition manufacturing operations to Oxford, MS, and the impact of higher commodity and other material costs ($1.8 million). The incremental costs associated with the ongoing relocation of our centerfire ammunition manufacturing operations to Oxford, MS increased in 2012 compared to 2011 by $1.4 million.

Corporate/Other

2013 Compared to 2012

For 2013, pension income included in corporate/other was $26.6 million compared to $27.2 million for 2012.  On a total company basis, defined benefit pension income for 2013 was $20.5 million compared to $21.1 million for 2012.

Charges to income for environmental investigatory and remedial activities were $10.2 million for 2013 compared to $8.3 million for 2012, which included $1.3 million and $0.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $11.5 million for 2013 compared to $8.4 million for 2012.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2013, other corporate and unallocated costs were $79.0 million compared to $70.7 million for 2012, an increase of $8.3 million, or 12%.  The increase was primarily due to increased legal and legal-related settlement expenses of $11.4 million, primarily associated with cost recovery actions, increased stock-based compensation of $9.1 million, which include mark-to-market adjustments of $5.4 million, higher consulting fees of $2.1 million and increased salary and benefit costs of $1.5 million. These increases were partially offset by the recovery of legacy legal costs of $13.9 million and lower asset retirement obligation and legacy site charges of $4.0 million.

2012 Compared to 2011

For 2012, pension income included in corporate/other was $27.2 million compared to $27.8 million for 2011.  On a total company basis, defined benefit pension income for 2012 was $21.1 million compared to $22.5 million for 2011. Pension income on a total company basis for 2011 included a curtailment charge of $1.1 million associated with the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS, which was included in restructuring charges for 2011.

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

For 2012, other corporate and unallocated costs were $70.7 million compared to $66.6 million for 2011, an increase of $4.1 million, or 6%.  The increase was primarily due to increased asset retirement obligation and legacy site charges of $2.4 million, the elimination of intersegment profits in inventory on sales from the Chlor Alkali Products segment to the Chemical Distribution segment of $1.1 million, higher stock-based compensation of $1.0 million, primarily resulting from mark-to-market adjustments, and higher salary and benefit costs of $0.9 million. These increases were partially offset by a lower level of legal and legal-related settlement expense of $1.4 million.

2014 OUTLOOK

Net income in the first quarter of 2014 is projected to be in the $0.30 to $0.35 per diluted share range compared to $0.50 per diluted share in the first quarter of 2013.
In Chlor Alkali Products, the first quarter of 2014 segment earnings are expected to decline compared with the first quarter of 2013 earnings of $58.5 million.  The expected decrease in segment earnings anticipates lower ECU pricing partially offset by improved chlorine and caustic soda volumes. The Chlor Alkali Products operating rate in the first quarter of 2014 is expected to be similar to the fourth quarter of 2013 operating rate of 81%. The forecasted first quarter 2014 Chlor Alkali operating rate reflects the negative impact of the severe winter weather conditions. Some of our Chlor Alkali facilities have experienced unplanned power curtailments, which have reduced operating rates, in addition to logistics issues and shipment delays. The weather has also negatively impacted the Chemical Distribution business’s supply chain and delivery capabilities. These issues have caused higher costs and reduced shipments for Chemical Distribution in the first quarter of 2014.
Our 2013 ECU netbacks of approximately $560 were 3% lower than the 2012 netbacks of approximately $575 due to lower chlorine prices partially offset by higher caustic soda prices. In the fourth quarter of 2013, a caustic soda price increase was announced for $40 per ton. In January 2014, a chlorine price increase of $50 per ton was announced. While the success of the first quarter 2014 chlorine price increase and the fourth quarter 2013 caustic soda price increase is not yet known, the majority of the benefit, if realized, would impact second quarter 2014 results. ECU netbacks in the first quarter of 2014 are forecast to be lower than the fourth quarter of 2013 ECU netbacks of approximately $525 as a result of lower caustic soda prices partially offset by higher chlorine prices.
Winchester first quarter 2014 segment earnings are expected to be higher than the $31.3 million in segment earnings achieved during the first quarter of 2013 due to higher selling prices and lower operating costs. The elevated level of commercial demand that the Winchester business began to experience in early November 2012 continued through the fourth quarter of 2013. This surge in demand has been across all of Winchester's commercial product offerings. The Winchester commercial backlog on January 31, 2014 was $423.0 million compared to $496.9 million at December 31, 2013, $310.9 million at January 31, 2013 and $138.3 million at December 31, 2012. Based on the elevated level of fourth quarter 2013 commercial demand, the level of the commercial backlog and the absence of any significant inventory throughout the supply chain, Winchester anticipates that higher than historical levels of demand from its commercial customers will continue through the second quarter of 2014.
In October 2011, Winchester opened the new centerfire production facility in Oxford, MS. During 2013, the relocation of the centerfire pistol manufacturing equipment was completed and the relocation of the centerfire rifle manufacturing equipment was initiated. This relocation, which is projected to be completed in 2016, is forecast to reduce Winchester's annual operating costs by approximately $35 million to $40 million. We expect the centerfire relocation project to generate operating costs savings of approximately $24 million to $26 million in 2014 compared to $16.7 million realized in 2013.
We anticipate that full year 2014 Other Corporate and Unallocated costs will decline compared with the full year 2013 Other Corporate and Unallocated costs of $79.0 million.
We anticipate that full year 2014 charges for environmental investigatory and remedial activities will be in the $15 million to $20 million range.  We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2014.
We expect defined benefit pension plan income in 2014 to be similar to the 2013 level.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2014 and under the pension funding relief law passed in 2012, we may not be required to make any additional contributions for at least five years. We do have a small Canadian qualified defined benefit pension plan to which we anticipate cash contributions of approximately $1 million in 2014.
During 2014, we are anticipating pretax restructuring charges in the $4 million to $5 million range, primarily associated with the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing process.  We expect to incur additional restructuring charges through 2016 totaling approximately $3 million related to the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.
In 2014, we expect our capital spending to be in the $95 million to $105 million range, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We expect 2014 depreciation and amortization expense to be in the $135 million to $140 million range.
We believe the 2014 effective tax rate will be in the 35% to 37% range.
ENVIRONMENTAL MATTERS

	Years ended December 31,
	2013	2012	2011
Cash outlays (receipts):	($ in millions)
Remedial and investigatory spending (charged to reserve)	$12.4	$25.5	$23.3
Recoveries from third parties	(1.3)	(0.1)	(11.4)
Capital spending	0.9	1.5	2.5
Plant operations (charged to cost of goods sold)	25.4	25.1	26.1
Total cash outlays	$37.4	$52.0	$40.5

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

Total environmental-related cash outlays in 2013 decreased compared to 2012, primarily driven by the completion of a remedial action plan at a former waste disposal site in 2012.  Total environmental-related cash outlays in 2012 increased compared to 2011, primarily driven by decreased recoveries from third parties of costs incurred and expensed in prior periods. Total environmental-related cash outlays for 2014 are estimated to be approximately $50 million, of which approximately $20 million is expected to be spent on investigatory and remedial efforts, approximately $3 million on capital projects and approximately $27 million on normal plant operations.  Remedial and investigatory spending is anticipated to be higher in 2014 than 2013 due to timing of continuing remedial action plans and investigations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

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

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2013	2012	2011
	($ in millions)
Beginning balance	$146.5	$163.3	$167.6
Charges to income	11.5	8.4	19.3
Remedial and investigatory spending	(12.4)	(25.5)	(23.3)
Currency translation adjustments	(1.0)	0.3	(0.3)
Ending balance	$144.6	$146.5	$163.3

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $2.5 million at December 31, 2013.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges or credits to income for investigatory and remedial efforts were material to operating results in 2013, 2012 and 2011 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2013	2012	2011
	($ in millions)
Charges to income	$11.5	$8.4	$19.3
Recoveries from third parties of costs incurred and expensed in prior periods	(1.3)	(0.1)	(11.4)
Total environmental expense	$10.2	$8.3	$7.9

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Our total estimated environmental liability at the end of 2013 was attributable to 71 sites, 17 of which were USEPA National Priority List (NPL) sites.  Ten sites accounted for 78% of our environmental liability and, of the remaining 61 sites, no one site accounted for more than 3% of our environmental liability.  At seven of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At two of these ten sites, a remedial investigation is being performed.  The one remaining site is in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 21% of the liabilities reserved on our consolidated balance sheet at December 31, 2013 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $144.6 million at December 31, 2013, and $146.5 million at December 31, 2012, of which $126.6 million and $125.5 million, respectively, were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $144.6 million included on our consolidated balance sheet at December 31, 2013 for future environmental expenditures, we currently expect to utilize $86.9 million of the reserve for future environmental expenditures over the next 5 years, $17.1 million for expenditures 6 to 10 years in the future, and $40.6 million for expenditures beyond 10 years in the future.  These estimates are subject to a number of risks and uncertainties, as described in “Environmental Costs” contained in Item 1A—“Risk Factors.”

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2013, we estimate it is reasonably possible that we may have additional contingent environmental liabilities of $40 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  We describe some of these matters in Item 3—“Legal Proceedings.”  At December 31, 2013 and 2012, our consolidated balance sheets included liabilities for these legal actions of $19.3 million and $15.2 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

For the year ended December 31, 2013, we recognized $11.0 million as a reduction of cost of goods sold related to a Chlor Alkali Products favorable contract settlement. Also for the year ended December 31, 2013, we recognized $13.9 million as a reduction of selling and administration expense related to the recovery of legacy legal costs.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

	Years ended December 31,
	2013	2012	2011
Provided by (used for)	($ in millions)
Gain on remeasurement of investment in SunBelt	$—	$—	$(181.4)
Net operating activities	317.0	279.2	215.9
Capital expenditures	(90.8)	(255.7)	(200.9)
Business acquired in purchase transaction, net of cash acquired	—	(310.4)	(123.4)
Proceeds from sale/leaseback of equipment	35.8	4.4	3.2
Restricted cash activity, net	7.7	39.8	50.3
Net investing activities	(43.8)	(512.4)	(259.6)
Long-term debt (repayments) borrowings, net	(23.7)	180.1	(51.2)
Earn out payment - SunBelt	(17.1)	(15.3)	—
Common stock repurchased and retired	(36.2)	(3.1)	(4.2)
Net financing activities	(130.6)	93.6	(110.1)

Operating Activities

For 2013, cash provided by operating activities increased by $37.8 million from 2012, primarily due to higher earnings and a larger decrease in working capital in 2013.  For 2013, working capital decreased $29.6 million compared to a decrease of $18.4 million in 2012.  The decrease in 2013 was primarily due to decreased receivables of $18.9 million, primarily at Chemical Distribution, and decreased inventory of $8.6 million, primarily at Chemical Distribution and Winchester. The 2013 cash from operations was also impacted by a $32.9 million increase in cash tax payments.

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

Capital Expenditures

Capital spending was $90.8 million, $255.7 million and $200.9 million in 2013, 2012 and 2011, respectively.  The decreased capital spending in 2013 was primarily due to the completion of the Charleston, TN conversion project in the second half of 2012 and the completion of the low salt, high strength bleach facilities at our McIntosh, AL and Niagara Falls, NY chlor alkali sites in the first and third quarters of 2012, respectively. Capital spending for 2013 included $15.1 million to complete the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site and $4.6 million for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations. Capital spending was 75%, 245% and 206% of depreciation in 2013, 2012 and 2011, respectively.

We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and completed the remaining low salt, high strength facility at Henderson, NV during the first quarter of 2013. These three new facilities increased total bleach manufacturing capacity by approximately 50% over 2011 capacity. These low salt, high strength bleach facilities manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.

In 2014, we expect our capital spending to be in the $95 million to $105 million range, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

Investing Activities

On August 22, 2012, we acquired KA Steel and paid cash of $310.4 million, after receiving the final working capital adjustment of $1.9 million, net of $26.2 million of cash acquired.

On February 28, 2011, we acquired the remaining 50% interest in SunBelt and paid cash of $123.4 million, net of $8.9 million of cash acquired.

During 2013, 2012 and 2011, we entered into sale/leaseback agreements for caustic soda barges, chlorine, caustic soda and bleach railcars and bleach trailers.  In 2013, 2012 and 2011, we received proceeds from the sales of $35.8 million, $4.4 million and $3.2 million, respectively.

In 2010, we completed financings of Go Zone and Recovery Zone bonds totaling $153.0 million due 2024, 2033 and 2035. In 2011, we drew the final $36.0 million on these bonds.  The proceeds of these bonds are required to be used to fund capital projects in Alabama, Mississippi and Tennessee.  As of December 31, 2013, $4.2 million of the proceeds have not been used and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash.  In 2013, 2012 and 2011, we utilized $7.7 million, $39.8 million and $86.3 million, respectively, of the Go Zone and Recovery Zone proceeds to fund qualifying capital spending.

Financing Activities

In December 2013, 2012 and 2011, we repaid $12.2 million due under the annual requirements of the SunBelt Notes. In January 2013, we also repaid $11.4 million of 2013 Notes, which became due.

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

In December 2011, we repaid the $75.0 million 2011 Notes, which became due.

In October 2010, we completed a financing of Go Zone and Recovery Zone bonds totaling $70.0 million due 2024.  We drew $36.0 million of these bonds in 2011 and $34.0 million in 2010.  As of December 31, 2013, all proceeds have been utilized for capital project spending at our McIntosh, AL facility.

During 2013 and 2012, we paid $23.2 million and $18.5 million, respectively, for the earn out related to the 2012 and 2011 SunBelt performance.  The earn out payments for the years ended December 31, 2013 and 2012 included $17.1 million and $15.3 million, respectively, that were recognized as part of the original purchase price.  The $17.1 million and $15.3 million are included as a financing activity in the statement of cash flows.

We purchased and retired 1.5 million, 0.2 million and 0.2 million shares in 2013, 2012 and 2011, respectively, with a total value of $36.2 million, $3.1 million and $4.2 million, respectively, under the share repurchase program approved by our board of directors on July 21, 2011.

In 2013, 2012 and 2011, we issued 0.5 million, 0.1 million and 0.5 million shares, respectively, with a total value of $9.7 million, $1.4 million and $9.3 million, respectively, representing stock options exercised.

The percent of total debt to total capitalization decreased to 38.6% at December 31, 2013, from 41.7% at year-end 2012. The percent of total debt to total capitalization was 35.2% at year-end 2011.  The 2013 decrease from 2012 was due to a lower level of long-term debt at December 31, 2013 resulting from the repayments of maturing debt and higher shareholders’ equity primarily resulting from the net income for the year ended December 31, 2013. The 2012 increase from 2011 was primarily due to a higher level of long-term debt at December 31, 2012 resulting from the issuance of the 2022 Notes.

Dividends per common share were $0.80 in 2013, 2012 and 2011.  Total dividends paid on common stock amounted to $64.0 million, $64.1 million and $64.0 million in 2013, 2012 and 2011, respectively.  On January 24, 2014, our board of directors declared a dividend of $0.20 per share on our common stock, payable on March 10, 2014 to shareholders of record on February 10, 2014.

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

LIQUIDITY AND OTHER FINANCING ARRANGEMENTS

Our principal sources of liquidity are from cash and cash equivalents, restricted cash, cash flow from operations and short-term borrowings under our senior revolving credit facility.  Additionally, we believe that we have access to the debt and equity markets.

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

For 2013, cash provided by operating activities increased by $37.8 million from 2012, primarily due to higher earnings and a larger decrease in working capital in 2013.  For 2013, working capital decreased $29.6 million compared to a decrease of $18.4 million in 2012.  The decrease in 2013 was primarily due to decreased receivables of $18.9 million, primarily at Chemical Distribution, and decreased inventory of $8.6 million, primarily at Chemical Distribution and Winchester. The 2013 cash from operations was also impacted by a $32.9 million increase in cash tax payments.

Capital spending was $90.8 million, $255.7 million and $200.9 million in 2013, 2012 and 2011, respectively.  The decreased capital spending in 2013 was primarily due to the completion of the Charleston, TN conversion project in the second half of 2012 and the completion of the low salt, high strength bleach facilities at our McIntosh, AL and Niagara Falls, NY chlor alkali sites in the first and third quarters of 2012, respectively. Capital spending for 2013 included $15.1 million to complete the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site and $4.6 million for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations. Capital spending was 75%, 245% and 206% of depreciation in 2013, 2012 and 2011, respectively.

We completed low salt, high strength bleach facilities at McIntosh, AL and Niagara Falls, NY in the first and third quarters of 2012, respectively, and completed the remaining low salt, high strength facility at Henderson, NV during the first quarter of 2013. These three new facilities increased total bleach manufacturing capacity by approximately 50% over 2011 capacity. These low salt, high strength bleach facilities manufacture bleach with approximately twice the concentration, which should significantly reduce transportation costs.

In 2014, we expect our capital spending to be in the $95 million to $105 million range, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

The overall cash increase of $142.6 million in 2013 primarily reflects our operating results and proceeds from sale/leaseback of equipment partially offset by common stock repurchased and retired and repayments of maturing debt. Based on our December 31, 2013 unrestricted cash balance of $307.8 million, the restricted cash balance of $4.2 million, and the availability of $233.4 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs. Additionally, we believe that we have access to the debt and equity markets.

On July 21, 2011, our board of directors authorized a share repurchase program for up to 5 million shares of common stock that will terminate in three years for any remaining shares not yet repurchased.  We purchased and retired 1.5 million shares in 2013 and 0.2 million shares in both 2012 and 2011 under this program, at a cost of $36.2 million, $3.1 million and $4.2 million, respectively.  As of December 31, 2013, we had purchased a total of 1.9 million shares under this program and 3.1 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions.

In January 2013, we repaid $11.4 million of 2013 Notes, which became due.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In conjunction with the SunBelt acquisition, we consolidated the SunBelt Notes with a fair value of $87.3 million for the remaining principal balance of $85.3 million as of February 28, 2011.  In December 2013, 2012 and 2011, $12.2 million was repaid on these SunBelt Notes.

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

In December 2011, we repaid the $75.0 million 2011 Notes, which became due.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U.S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of December 31, 2013, $4.2 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70.0 million due 2024.  The bonds include $50.0 million of Go Zone and $20.0 million of Recovery Zone.  The bonds were issued by the Industrial Development Authority of Washington County, AL (AL Authority) pursuant to a trust indenture between the AL Authority and U.S. Bank National Association, as trustee.  The bonds were sold to PNC Bank as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We had the option to borrow up to the entire $70.0 million in a series of draw downs through December 31, 2011.  We drew $36.0 million of the bonds in 2011 and $34.0 million in 2010.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility and were fully utilized as of December 31, 2013.

At December 31, 2013, we had $233.4 million available under our $265 million senior revolving credit facility because we had issued $31.6 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility also has a $50 million Canadian subfacility. The senior revolving credit facility will expire in April 2017. Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2013 and 2012, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2013, there were no covenants or other restrictions that limited our ability to borrow.

At December 31, 2013, we had total letters of credit of $36.8 million outstanding, of which $31.6 million were issued under our $265 million senior revolving credit facility.  The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations.  As of December 31, 2013, we had long-term borrowings, including the current installment and capital lease obligations, of $691.0 million, of which $155.9 million was at variable rates.  Annual maturities of long-term debt, including capital lease obligations, are $12.6 million in 2014, $12.6 million in 2015, $143.7 million in 2016, $14.6 million in 2017, $0.5 million in 2018 and a total of $507.0 million thereafter. Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2013, $1.2 million of this gain was included in long-term debt.

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

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2013, $6.1 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

Our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations, including capital lease obligations	$691.0	$12.6	$156.3	$15.1	$507.0
Interest payments under debt obligations and interest rate swap agreements(a)	228.1	36.0	66.1	53.9	72.1
Contingent tax liability	36.1	3.8	7.0	2.5	22.8
Qualified pension plan contributions(b)	1.0	1.0	—	—	—
Non-qualified pension plan payments	62.1	14.4	15.4	7.8	24.5
Postretirement benefit payments	67.6	5.8	11.2	10.2	40.4
Off-Balance Sheet Commitments:
Noncancelable operating leases	237.0	52.8	83.7	56.1	44.4
Purchasing commitments:
Raw materials	100.1	77.2	22.9	—	—
Capital expenditures	2.2	1.6	0.6	—	—
Utilities	1.0	0.7	0.3	—	—
Total	$1,426.2	$205.9	$363.5	$145.6	$711.2

(a)
For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2013 and that there are no changes in the rates from those in effect at December 31, 2013 which ranged from 0.22% to 8.875%.

(b)
These amounts are only estimated payments assuming an annual expected rate of return on pension plan assets of 7.75%, and a discount rate on pension plan obligations of 4.5%.  These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated.  Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year.  Based on the current funding requirements, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2014.  We do have a small Canadian qualified defined benefit pension plan to which we made cash contributions of $1.0 million and $0.9 million in 2013 and 2012, respectively, and we anticipate approximately $1 million of cash contributions in 2014.  See discussion on “Moving Ahead for Progress in the 21st Century Act” in “Pension Plans” in the notes to consolidated financial statements contained in Item 8.

Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs.  For losses that we believe are probable and which are estimable, we have accrued for such amounts in our consolidated balance sheets.  In addition to the table above, we have various commitments and contingencies including: defined benefit and postretirement healthcare plans (as described below), environmental matters (see discussion above under “Environmental Matters”) and litigation claims (see Item 3—“Legal Proceedings”).

We have several defined benefit and defined contribution pension plans, as described in the “Pension Plans” note in the notes to consolidated financial statements contained in Item 8.  We fund the defined benefit pension plans based on the minimum amounts required by law plus such amounts we deem appropriate.  We have postretirement healthcare plans that provide health and life insurance benefits to certain retired employees and their beneficiaries, as described in the “Postretirement Benefits” note in the notes to consolidated financial statements contained in Item 8.  These other postretirement plans are not pre-funded and expenses are paid by us as incurred.

We also have standby letters of credit of $36.8 million of which $31.6 million have been issued through our senior revolving credit facility.  At December 31, 2013, we had $233.4 million available under our senior revolving credit facility.

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

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  On January 1, 2012, we adopted Accounting Standards Update (ASU) 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08), which permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment, which for our Chlor Alkali Products segment are the U.S. operations and Canadian operations.  For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our reporting units are greater than their carrying amounts as of December 31, 2013.  No impairment charges were recorded for 2013, 2012 or 2011.

In 2011, prior to the adoption of ASU 2011-08, we used a discounted cash flow approach to develop the estimated fair value of a reporting unit.  Management judgment was required in developing the assumptions for the discounted cash flow model.  We also corroborated our discounted cash flow analysis by evaluating a market-based approach that considers earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a representative sample of comparable public companies in the chemical industry.  An impairment would be recorded if the carrying amount exceeded the estimated fair value.

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

The discounted cash flow analysis required estimates, assumptions and judgments about future events.  Our analysis used our internally generated long-range plan.  Our discounted cash flow analysis used the assumptions in our long-range plan about terminal growth rates, forecasted capital expenditures and changes in future working capital requirements to determine the implied fair value of each reporting unit.  The long-range plan reflects management judgment, supplemented by independent chemical industry analyses which provide multi-year chlor alkali industry operating and pricing forecasts.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2013 and 2012, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 18 years.

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

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets would have decreased or increased, respectively, the 2013 defined benefit pension plan income by approximately $17.1 million.  Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2013 and the projected benefit obligation as of December 31, 2013 would have decreased pension income by $0.4 million and increased the projected benefit obligation by $102.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2013 and the projected benefit obligation as of December 31, 2013 would have increased pension income by $0.6 million and decreased the projected benefit obligation by $95.0 million.  For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans” and “Postretirement Benefits” in the notes to the consolidated financial statements contained in Item 8.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04), which amends ASC 405 “Liabilities” (ASC 405). This update clarifies how entities measure obligations resulting from joint and several liability arrangements. This update is effective for fiscal years beginning after December 15, 2013. This update will not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which amends ASC 220 “Comprehensive Income” (ASC 220).  This update adds new disclosure requirements about reclassifications out of accumulated other comprehensive income including the effects of these reclassifications on net income. We adopted the provisions of ASU 2013-02 on January 1, 2013.  This update did not have a material effect on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02) which amends ASC 350 “Intangibles – Goodwill and Other” (ASC 350).  This update permits entities to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount before performing a quantitative impairment test.  If an entity concludes that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, it would not be required to perform the quantitative test for that asset.  We adopted the provisions of ASU 2012-02 during 2012. This update did not have a material effect on our consolidated financial statements.

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

During 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05) and ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05” (ASU 2011-12).  These updates require entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  We retrospectively adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012. These updates required modification of our consolidated financial statements presentation. These updates did not have a material effect on our consolidated financial statements.

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

DERIVATIVE FINANCIAL INSTRUMENTS

ASC 815 “Derivatives and Hedging” (ASC 815) required an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge.  For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings.  For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  Ineffective portions are recognized currently in earnings.  Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.  All derivatives recognized in earnings impact the expense line item on our consolidated statement of operations that is consistent with the nature of the underlying hedged item.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  At December 31, 2013 and 2012, we had no forward contracts to buy or sell foreign currencies.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in our manufacturing process.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.  Losses on settled futures contracts were $1.4 million ($0.9 million, net of taxes) and $6.5 million ($4.0 million, net of taxes) in 2013 and 2012, respectively, which were included in cost of goods sold.  Gains on settled futures contracts were $10.3 million ($6.3 million, net of taxes) in 2011, which were included in cost of goods sold.  At December 31, 2013, we had open positions in futures contracts through 2018 totaling $78.1 million (2012—$114.2 million).  If all open futures contracts had been settled on December 31, 2013, we would have recognized a pretax gain of $1.2 million.

At December 31, 2013, accumulated other comprehensive loss included a gain, net of taxes, in fair value on commodity forward contracts of $0.9 million.  If commodity prices were to remain at the levels they were at December 31, 2013, approximately $0.7 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on commodity prices when the forecasted transactions occur.  At December 31, 2012, accumulated other comprehensive loss included a gain, net of taxes, in fair value on commodity forward contracts of $4.7 million.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of December 31, 2013 and 2012.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2013, $6.1 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

The fair value of our derivative asset and liability balances were:

	December 31,
	2013	2012
	($ in millions)
Other current assets	$1.3	$7.6
Other assets	5.9	8.3
Total derivative asset	$7.2	$15.9
Long-term debt	$7.3	$10.2
Total derivative liability	$7.3	$10.2

The ineffective portion of changes in fair value resulted in zero credited to earnings for the years ended December 31, 2013, 2012 and 2011.

Our foreign currency forward contracts, certain commodity derivatives and our $125 million fixed and variable interest rate swaps did not meet the criteria to qualify for hedge accounting.  The effect on operating results of items not qualifying for hedge accounting was a (benefit) charge of ($0.4 million), $2.0 million and $1.7 million in 2013, 2012 and 2011, respectively.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used primarily in our Winchester and Chemical Distribution segments are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of December 31, 2013, we maintained open positions on futures contracts totaling $78.1 million ($114.2 million at December 31, 2012).  Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2013, we would experience a $7.8 million ($11.4 million at December 31, 2012) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on investing activity is not material to our consolidated financial position, results of operations or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of December 31, 2013, we had long-term borrowings, including capital lease obligations, of $691.0 million ($713.7 million at December 31, 2012) of which $155.9 million ($155.9 million at December 31, 2012) was issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2013, $1.2 million of this gain was included in long-term debt.

In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial revenue bonds due in 2017. The result was a gain of $0.2 million, which would have been recognized through 2017. In June 2012, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.2 million deferred gain was recognized in interest expense during 2012.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2013, $6.1 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

Assuming no changes in the $155.9 million of variable-rate debt levels from December 31, 2013, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2013 would impact annual interest expense by $1.6 million.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2013
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.5-4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5-4.5%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.5-4.5%	(a)
6.75%, due 2016	$60.0	October 2011	3.5-4.5%	(a)

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $2.9 million, $3.4 million and $7.2 million in 2013, 2012 and 2011, respectively.

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

The risks, uncertainties, and assumptions involved in our forward-looking statements include those discussed under Item 1A—“Risk Factors.”  You should consider all of our forward-looking statements in light of these factors.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992) to guide our analysis and assessment.  Based on our assessment as of December 31, 2013, the company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accountants, KPMG LLP, have audited and issued a report on our internal control over financial reporting, which appears in this Form 10-K.

/s/ Joseph D. Rupp
Chairman, President and Chief Executive Officer

/s/ John E. Fischer
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  We also have audited Olin Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Olin Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Olin Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, Olin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the COSO.

/s/ KPMG LLP

St. Louis, Missouri
February 24, 2014

CONSOLIDATED BALANCE SHEETS
December 31
(In millions, except per share data)

Assets	2013	2012
Current assets:
Cash and cash equivalents	$307.8	$165.2
Receivables, net:
Trade	266.5	279.2
Other	13.6	19.8
Income taxes receivable	1.9	8.2
Inventories	186.5	195.1
Current deferred income taxes	50.4	61.3
Other current assets	13.2	20.3
Total current assets	839.9	749.1
Property, plant and equipment, net	987.8	1,034.3
Prepaid pension costs	1.7	2.1
Restricted cash	4.2	11.9
Deferred income taxes	9.0	9.1
Other assets	213.1	224.1
Goodwill	747.1	747.1
Total assets	$2,802.8	$2,777.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$12.6	$23.6
Accounts payable	148.7	174.3
Income taxes payable	1.7	7.6
Accrued liabilities	244.5	228.5
Total current liabilities	407.5	434.0
Long-term debt	678.4	690.1
Accrued pension liability	115.4	164.3
Deferred income taxes	117.6	110.4
Other liabilities	382.8	380.5
Total liabilities	1,701.7	1,779.3
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized, 120.0 shares;
Issued and outstanding, 79.4 shares (80.2 in 2012)	79.4	80.2
Additional paid-in capital	838.8	856.1
Accumulated other comprehensive loss	(365.1)	(371.3)
Retained earnings	548.0	433.4
Total shareholders’ equity	1,101.1	998.4
Total liabilities and shareholders’ equity	$2,802.8	$2,777.7

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In millions, except per share data)

	2013	2012	2011
Sales	$2,515.0	$2,184.7	$1,961.1
Operating expenses:
Cost of goods sold	2,033.7	1,748.0	1,573.9
Selling and administration	190.0	168.6	160.6
Restructuring charges	5.5	8.5	10.7
Acquisition costs	—	8.3	0.8
Other operating income	0.7	7.6	8.8
Operating income	286.5	258.9	223.9
Earnings of non-consolidated affiliates	2.8	3.0	9.6
Interest expense	38.6	26.4	30.4
Interest income	0.6	1.0	1.2
Other (expense) income	(1.3)	(11.3)	175.1
Income before taxes	250.0	225.2	379.4
Income tax provision	71.4	75.6	137.7
Net income	$178.6	$149.6	$241.7
Net income per common share:
Basic	$2.24	$1.87	$3.02
Diluted	$2.21	$1.85	$2.99
Average common shares outstanding:
Basic	79.9	80.1	80.0
Diluted	80.9	81.0	80.8

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31
(In millions)

	2013	2012	2011
Net income	$178.6	$149.6	$241.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2.6)	0.3	1.4
Unrealized (losses) gains on derivative contracts	(3.8)	10.0	(16.9)
Pension and postretirement liability adjustments, net	(7.7)	(101.9)	(29.0)
Amortization of prior service costs and actuarial losses	20.3	14.5	12.1
Total other comprehensive income (loss), net of tax	6.2	(77.1)	(32.4)
Comprehensive income	$184.8	$72.5	$209.3

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2011	79.6	$79.6	$842.3	$(261.8)	$170.2	$830.3
Net income	—	—	—	—	241.7	241.7
Other comprehensive loss	—	—	—	(32.4)	—	(32.4)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(64.0)	(64.0)
Common stock repurchased and retired	(0.2)	(0.2)	(4.0)	—	—	(4.2)
Common stock issued for:
Stock options exercised	0.5	0.5	8.8	—	—	9.3
Other transactions	0.2	0.2	3.6	—	—	3.8
Stock-based compensation	—	—	1.3	—	—	1.3
Balance at December 31, 2011	80.1	80.1	852.0	(294.2)	347.9	985.8
Net income	—	—	—	—	149.6	149.6
Other comprehensive loss	—	—	—	(77.1)	—	(77.1)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(64.1)	(64.1)
Common stock repurchased and retired	(0.2)	(0.2)	(2.9)	—	—	(3.1)
Common stock issued for:
Stock options exercised	0.1	0.1	1.3	—	—	1.4
Other transactions	0.2	0.2	2.4	—	—	2.6
Stock-based compensation	—	—	3.3	—	—	3.3
Balance at December 31, 2012	80.2	80.2	856.1	(371.3)	433.4	998.4
Net income	—	—	—	—	178.6	178.6
Other comprehensive income	—	—	—	6.2	—	6.2
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(64.0)	(64.0)
Common stock repurchased and retired	(1.5)	(1.5)	(34.7)	—	—	(36.2)
Common stock issued for:
Stock options exercised	0.5	0.5	9.2	—	—	9.7
Other transactions	0.2	0.2	3.0	—	—	3.2
Stock-based compensation	—	—	5.2	—	—	5.2
Balance at December 31, 2013	79.4	$79.4	$838.8	$(365.1)	$548.0	$1,101.1

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31 (In millions)

	2013	2012	2011
Operating Activities
Net income	$178.6	$149.6	$241.7
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Gain on remeasurement of investment in SunBelt	—	—	(181.4)
Earnings of non-consolidated affiliates	(2.8)	(3.0)	(9.6)
Gain on disposition of non-consolidated affiliate	(6.5)	—	—
Gains on disposition of property, plant and equipment	(0.4)	(2.1)	(6.2)
Stock-based compensation	8.8	6.2	5.8
Depreciation and amortization	135.3	110.9	99.3
Deferred taxes	12.4	42.5	92.6
Qualified pension plan contributions	(1.0)	(0.9)	(0.9)
Qualified pension plan income	(24.1)	(24.8)	(26.4)
Change in assets and liabilities:
Receivables	18.9	1.2	(26.2)
Income taxes receivable/payable	0.4	0.1	5.0
Inventories	8.6	17.9	(17.0)
Other current assets	0.7	(0.1)	0.6
Accounts payable and accrued liabilities	1.0	(0.7)	15.6
Other assets	1.3	0.3	(0.2)
Other noncurrent liabilities	(14.5)	(17.9)	25.6
Other operating activities	0.3	—	(2.4)
Net operating activities	317.0	279.2	215.9
Investing Activities
Capital expenditures	(90.8)	(255.7)	(200.9)
Business acquired in purchase transaction, net of cash acquired	—	(310.4)	(123.4)
Proceeds from sale/leaseback of equipment	35.8	4.4	3.2
Proceeds from disposition of property, plant and equipment	4.6	8.6	7.9
Distributions from affiliated companies, net	1.5	1.3	1.9
Restricted cash activity, net	7.7	39.8	50.3
Other investing activities	(2.6)	(0.4)	1.4
Net investing activities	(43.8)	(512.4)	(259.6)
Financing Activities
Long-term debt:
Borrowings	—	200.0	36.0
Repayments	(23.7)	(19.9)	(87.2)
Earn out payment - SunBelt	(17.1)	(15.3)	—
Common stock repurchased and retired	(36.2)	(3.1)	(4.2)
Stock options exercised	8.8	1.3	8.3
Excess tax benefits from stock-based compensation	1.6	0.7	1.0
Dividends paid	(64.0)	(64.1)	(64.0)
Deferred debt issuance costs	—	(6.0)	—
Net financing activities	(130.6)	93.6	(110.1)
Net increase (decrease) in cash and cash equivalents	142.6	(139.6)	(153.8)
Cash and cash equivalents, beginning of year	165.2	304.8	458.6
Cash and cash equivalents, end of year	$307.8	$165.2	$304.8
Cash paid for interest and income taxes:
Interest	$37.2	$27.5	$28.4
Income taxes, net of refunds	$61.3	$28.4	$41.5

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION OF BUSINESS

Olin Corporation is a Virginia corporation, incorporated in 1892.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products, with nine U.S. manufacturing facilities and one Canadian manufacturing facility, produces chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide.  Chemical Distribution, with twenty-six owned and leased terminal facilities, manufactures bleach products and distributes caustic soda, bleach products, potassium hydroxide and hydrochloric acid. Winchester, with its principal manufacturing facilities in East Alton, IL and Oxford, MS, produces and distributes sporting ammunition, law enforcement ammunition, reloading components, small caliber military ammunition and components and industrial cartridges.

On August 22, 2012, we acquired 100% of privately-held KA Steel, whose operating results are included in the accompanying financial statements since the date of the acquisition. For segment reporting purposes, KA Steel comprises the Chemical Distribution segment. KA Steel is one of the largest distributors of caustic soda in North America and manufactures and sells bleach in the Midwest.

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

Cost of Goods Sold and Selling and Administration Expenses

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution and warehousing costs, costs incurred for shipping and handling, depreciation and amortization expense related to these activities and environmental remediation costs and recoveries.  Selling and administration expenses include personnel costs associated with sales, marketing and administration, research and development, legal and legal-related costs, consulting and professional services fees, advertising expenses, depreciation expense related to these activities, foreign currency translation and other similar costs.

Other Operating Income

Other operating income consists of miscellaneous operating income items, which are related to our business activities, and gains (losses) on disposition of property, plant and equipment.

Included in other operating income were the following:

	Years Ended December 31,
	2013	2012	2011
	($ in millions)
(Losses) gains on disposition of property, plant and equipment, net	$(1.1)	$2.1	$1.4
Amortization of 2007 gain on intangible asset sale (recognized through 2012)	—	0.3	1.2
Gains on sale of land	—	—	0.3
Gains on dispositions of former manufacturing facilities	1.5	—	3.7
Gains on insurance recoveries	—	4.9	1.9
Other	0.3	0.3	0.3
Other operating income	$0.7	$7.6	$8.8

The gains on disposition of property, plant and equipment in 2012 and 2011 were primarily associated with the Charleston, TN conversion project, which was completed in the second half of 2012.  The gain on insurance recoveries in 2012 was associated with business interruption related to an outage of one of our Chlor Alkali customers in the first half of 2012. The gains on insurance recoveries in 2011 related to our Oxford, MS and St. Gabriel, LA facilities.

Other (Expense) Income

Other (expense) income consists of non-operating income items which are not related to our primary business activities.  Other (expense) income in 2013, 2012 and 2011 included $7.9 million, $11.5 million and $6.7 million, respectively, of expense for our earn out liability from the SunBelt acquisition. Other (expense) income in 2013 also included a gain of $6.5 million on the sale of our equity interest in a bleach joint venture. Other (expense) income in 2011 also included a pretax gain of $181.4 million as a result of remeasuring our previously held 50% equity interest in SunBelt.

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

Inventories

Inventories are valued at the lower of cost or market. The Chlor Alkali Products and Winchester segments inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting.  The Chemical Distribution segment inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts).  Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

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

Restricted Cash

Restricted cash, which is restricted as to withdrawal or usage, is classified separately from cash and cash equivalents on our consolidated balance sheet.  A portion of the proceeds of the bonds issued by Alabama, Mississippi and Tennessee, along with their accrued interest income, were required to remain with a trustee and were classified on our consolidated balance sheet as a noncurrent asset until such time as we request reimbursement of qualifying amounts used to fund capital projects in Alabama, Mississippi and Tennessee. As of December 31, 2013, there remained a $4.2 million restricted cash balance that is required to be used to fund capital projects in Mississippi.

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

The activity of our asset retirement obligation was as follows:

	December 31,
	2013	2012
	($ in millions)
Beginning balance	$67.8	$67.9
Accretion	3.3	4.8
Spending	(11.3)	(8.0)
Currency translation adjustments	(0.6)	0.2
KA Steel acquisition	—	0.4
Adjustments	1.6	2.5
Ending balance	$60.8	$67.8

At December 31, 2013 and 2012, our consolidated balance sheets included an asset retirement obligation of $47.3 million and $46.5 million, respectively, which were classified as other noncurrent liabilities.

In 2013, we had net adjustments that increased the asset retirement obligation by $1.6 million, which were primarily due to changes in the estimated timing of payments for certain assets. In 2012, we had net adjustments that increased the asset retirement obligation by $2.5 million, which were primarily comprised of increases in estimated costs for certain assets.

Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of foreign currency translation adjustments, pension and postretirement liability adjustments, pension and postretirement amortization of prior service costs and actuarial losses and net unrealized (losses) gains on derivative contracts.  We do not provide for U.S. income taxes on foreign currency translation adjustments since we do not provide for such taxes on undistributed earnings for foreign subsidiaries that have been permanently reinvested.

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.   On January 1, 2012, we adopted ASU 2011-08 which permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment, which for our Chlor Alkali Products segment are the U.S. operations and Canadian operations.  For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.  Based upon our qualitative assessment, it is more likely than not that the fair value of our reporting units are greater than their carrying amounts as of December 31, 2013. No impairment charges were recorded for 2013, 2012 or 2011.

In 2011, prior to the adoption of ASU 2011-08, we used a discounted cash flow approach to develop the estimated fair value of a reporting unit.  Management judgment was required in developing the assumptions for the discounted cash flow model.  We also corroborated our discounted cash flow analysis by evaluating a market-based approach that considers EBITDA multiples from a representative sample of comparable public companies in the chemical industry.  An impairment would be recorded if the carrying amount exceeded the estimated fair value.

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

The discounted cash flow analysis required estimates, assumptions and judgments about future events.  Our analysis used our internally generated long-range plan.  Our discounted cash flow analysis used the assumptions in our long-range plan about terminal growth rates, forecasted capital expenditures and changes in future working capital requirements to determine the implied fair value of each reporting unit.  The long-range plan reflects management judgment, supplemented by independent chemical industry analyses which provide multi-year chlor alkali industry operating and pricing forecasts.

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

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products	Chemical Distribution	Total
	($ in millions)
Balance at January 1, 2012	$627.4	$—	$627.4
Acquisition activity	—	119.7	119.7
Balance at December 31, 2012	627.4	119.7	747.1
Acquisition activity	—	—	—
Balance at December 31, 2013	$627.4	$119.7	$747.1

Other Assets

Included in other assets were the following:

	December 31,
	2013	2012
	($ in millions)
Investments in non-consolidated affiliates	$21.6	$29.3
Intangible assets (less accumulated amortization of $28.0 million and $13.4 million, respectively)	138.1	152.7
Deferred debt issuance costs	14.4	17.5
Interest rate swaps	5.9	8.3
Other	33.1	16.3
Other assets	$213.1	$224.1

Intangible assets consisted of the following:

		December 31,
		2013			2012
	Useful Lives	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
		($ in millions)
Customers, customer contracts and relationships	(10-15 years)	$152.9	$(26.6)	$126.3	$152.9	$(12.2)	$140.7
KA Steel trade name	(indefinite)	10.9	—	10.9	10.9	—	10.9
Other	(4-10 years)	2.3	(1.4)	0.9	2.3	(1.2)	1.1
Total intangible assets		$166.1	$(28.0)	$138.1	$166.1	$(13.4)	$152.7

The August 22, 2012 valuation of identifiable intangible assets that were obtained from the KA Steel acquisition included $128.0 million associated with customers, customer contracts and relationships and are being amortized over ten years on a straight-line basis, $10.9 million associated with the KA Steel trade name, which management estimates to have an indefinite useful life, and $0.4 million associated with a favorable lease agreement that will be amortized over the remaining lease term (approximately four years) on a straight line basis. The February 28, 2011 valuation of identifiable intangible assets that were obtained from the SunBelt acquisition included $5.8 million associated with customers, customer contracts and relationships and are being amortized over fifteen years on a straight-line basis.  The identifiable intangible assets obtained from the Pioneer acquisition included $19.0 million associated with customers, customer contracts and relationships and are being amortized over fifteen years on a straight-line basis and $1.2 million associated with internally developed and purchased software and was amortized over five years on a straight-line basis.  Amortization expense was $14.6 million in 2013, $6.5 million in 2012 and $1.9 million in 2011.  We estimate that amortization expense will be approximately $14.6 million in each of the next three years and approximately $14.5 million in both 2017 and 2018.  Intangible assets are reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

During 2012, we adopted ASU 2012-02 which permits entities to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount before performing a quantitative impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment including asset specific factors; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our indefinite-lived intangible asset is greater than its carrying amount as of December 31, 2013. No impairment of our intangible assets were recorded in 2013, 2012 or 2011.

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

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2013 and 2012, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 18 years.

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

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, performance shares and restricted stock, based on the grant-date fair value of the award.  This cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period).  An initial measurement is made of the cost of employee services received in exchange for an award of liability instruments based on its current fair value and the value of that award is subsequently remeasured at each reporting date through the settlement date.  Changes in fair value of liability awards during the requisite service period are recognized as compensation cost over that period.

The fair value of each option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2013	2012	2011
Dividend yield	3.44%	3.65%	4.32%
Risk-free interest rate	1.35%	1.36%	3.05%
Expected volatility	43%	43%	42%
Expected life (years)	7.0	7.0	7.0
Grant fair value (per option)	$7.05	$6.55	$5.48
Exercise price	$23.28	$21.92	$18.78
Shares granted	621,000	480,250	575,000

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-04, which amends ASC 405. This update clarifies how entities measure obligations resulting from joint and several liability arrangements. This update is effective for fiscal years beginning after December 15, 2013. This update will not have a material effect on our consolidated financial statements.

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

For segment reporting purposes, KA Steel comprises the Chemical Distribution segment. The KA Steel results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition. Our results for the year ended December 31, 2012 include KA Steel sales of $156.3 million and $4.5 million of segment income, which includes depreciation and amortization expense of $5.5 million, primarily associated with the acquisition fair valuing of KA Steel.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  We finalized our purchase price allocation during the fourth quarter of 2012. The following table summarizes the allocation of the purchase price to KA Steel’s assets and liabilities:

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

Based on final valuations, we allocated $128.0 million of the purchase price to intangible assets relating to customers, customer contracts and relationships, which management estimates to have a useful life of ten years, $10.9 million to intangible assets associated with the KA Steel trade name, which management estimates to have an indefinite useful life, and $0.4 million associated with a favorable lease agreement that will be amortized over the remaining life of the lease term (approximately four years) on a straight line basis. These identifiable intangible assets were included in other assets. Based on final valuations, $119.7 million was assigned to goodwill, all of which is deductible for tax purposes.  The primary reasons for the acquisition and the principal factors that contributed to a KA Steel purchase price that resulted in the recognition of goodwill are the expanded capability to market and sell caustic soda, bleach, potassium hydroxide and hydrochloric acid, as well as the geographic diversification the KA Steel locations provide us, and the strengthened position in the industrial bleach segment.

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

	Years Ended December 31,
	2012	2011
	($ in millions, except per share data)
Sales	$2,462.6	$2,351.5
Net income	160.1	240.0
Net income per common share:
Basic	$2.00	$3.00
Diluted	$1.98	$2.97

The pro forma statements of income were prepared based on historical financial information and have been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma statements of income use estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.  The pro forma data reflect the application of the following adjustments:

•	Additional amortization expense related to the fair value of acquired identifiable intangible assets ($8.0 million and $12.4 million for the years ended December 31, 2012 and 2011, respectively).

•
Additional depreciation expense related to the fair value adjustment to property, plant and equipment and conforming KA Steel’s useful lives to ours ($0.2 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively).

•	Increase in interest expense related to the 2022 Notes issued in conjunction with this acquisition ($7.1 million and $11.0 million for the years ended December 31, 2012 and 2011, respectively).

•
Elimination of intersegment sales of caustic soda and bleach between KA Steel and Chlor Alkali Products at prices that approximate market ($23.2 million and $45.2 million for the years ended December 31, 2012 and 2011, respectively).

•
Elimination of transaction costs incurred in 2012 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($8.3 million for the year ended December 31, 2012).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision reflects an increase (decrease) of $1.1 million and $(6.0) million for the years ended December 31, 2012 and 2011, respectively, associated with the incremental pretax income, the fair value adjustments for acquired intangible assets and property, plant and equipment, and the interest expense of the 2022 Notes issued in conjunction with this acquisition, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

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

Year Ended December 31,
2011
($ in millions, except per share data)
Sales	$1,987.4
Net income	140.6
Net income per common share:
Basic	$1.76
Diluted	$1.74

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

•	Additional amortization expense related to the fair value of acquired identifiable intangible assets ($0.1 million for the year ended December 31, 2011).

•	Reduction of depreciation expense related to the fair value adjustment to property, plant and equipment ($1.0 million for the year ended December 31, 2011).

•	Reduction in interest expense as a result of increasing the carrying value of acquired debt obligations to its estimated fair value ($0.1 million for the year ended December 31, 2011).

•	Additional accretion expense for the earn out liability that was recorded as a result of the acquisition ($0.4 million for the year ended December 31, 2011).

•
Elimination of transaction costs incurred in 2011 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($0.8 million for the year ended December 31, 2011).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision for the year ended December 31, 2011 reflects a reduction of $76.0 million related to the elimination of the gain resulting from the remeasurement of our previously held 50% equity interest in SunBelt.  The pro forma tax provision reflects an increase of $2.3 million for the year ended December 31, 2011 associated with the incremental pretax income and the fair value adjustments for acquired intangible assets, property, plant and equipment and the SunBelt Notes, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

RESTRUCTURING CHARGES

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limited our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology reduced the electricity usage per ECU produced by approximately 25%. The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removed the highest cost production capacity from our system.  Mercury cell chlor alkali production at the Augusta, GA facility was discontinued at the end of September 2012 and the conversion at Charleston, TN was completed in the second half of 2012 with the successful start-up of two new membrane cell lines. These actions reduced our Chlor Alkali capacity by 160,000 tons. The completion of these projects eliminated our chlor alkali production using mercury cell technology. We recorded a pretax restructuring charge of $28.0 million associated with these actions in the fourth quarter of 2010.  The restructuring charge included write-off of equipment and facility costs, acceleration of asset retirement obligations, employee severance and related benefit costs and lease and other contract termination costs.  For the years ended December 31, 2013, 2012 and 2011, we recorded additional pretax restructuring charges of $3.7 million, $2.3 million and $2.8 million, respectively, for employee severance and related benefit costs, employee relocation, lease and other contract termination costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2014 of approximately $2 million related to exiting the use of mercury cell technology in the chlor alkali manufacturing process.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  Consistent with this decision in 2010, we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. The full amount of these grants were received in 2011. We currently expect to complete this relocation by the end of 2016.  We recorded a pretax restructuring charge of $6.2 million associated with these actions in the fourth quarter of 2010.  The restructuring charge included employee severance and related benefit costs and a non-cash pension and other postretirement benefits curtailment charge.  For the years ended December 31, 2013, 2012 and 2011, we recorded additional pretax restructuring charges of $1.8 million, $6.2 million and $7.0 million, respectively, for employee severance and related benefits costs, a non-cash pension curtailment charge, employee relocation costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $5 million related to the transfer of these operations.

The following table summarizes the 2013, 2012 and 2011 activity by major component of these 2010 restructuring actions and the remaining balances of accrued restructuring costs as of December 31, 2013:

	Employee severance and job related benefits	Pension and other postretirement benefits curtailment	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Total
		($ in millions)
Balance January 1, 2011	$6.0	$—	$1.0	$—	$—	$7.0
2011 restructuring charges	6.4	1.1	—	2.2	1.0	10.7
Amounts utilized	(1.1)	(1.1)	(0.2)	(2.2)	(1.0)	(5.6)
Balance at December 31, 2011	11.3	—	0.8	—	—	12.1
2012 restructuring charges	4.1	—	0.1	2.2	2.1	8.5
Amounts utilized	(1.9)	—	(0.5)	(2.2)	(2.1)	(6.7)
Balance at December 31, 2012	13.5	—	0.4	—	—	13.9
2013 restructuring charges (credits)	0.4	—	(0.4)	0.6	4.9	5.5
Amounts utilized	(3.7)	—	—	(0.6)	(4.9)	(9.2)
Balance at December 31, 2013	$10.2	$—	$—	$—	$—	$10.2

The following table summarizes the cumulative restructuring charges of these 2010 restructuring actions by major component through December 31, 2013:

	Chlor Alkali Products	Winchester	Total
	($ in millions)
Write-off of equipment and facility	$17.5	$—	$17.5
Employee severance and job related benefits	4.7	12.2	16.9
Facility exit costs	13.2	1.4	14.6
Pension and other postretirement benefits curtailment	—	4.1	4.1
Employee relocation costs	0.7	4.4	5.1
Lease and other contract termination costs	0.7	—	0.7
Total cumulative restructuring charges	$36.8	$22.1	$58.9

As of December 31, 2013, we have incurred cash expenditures of $20.4 million and non-cash charges of $28.3 million related to these restructuring actions.  The remaining balance of $10.2 million is expected to be paid out in 2014 through 2016.

EARNINGS PER SHARE

Basic and diluted income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Years ended December 31,
Computation of Income per Share	2013	2012	2011
	(In millions, except per share data)
Net income	$178.6	$149.6	$241.7
Basic shares	79.9	80.1	80.0
Basic net income per share	$2.24	$1.87	$3.02
Diluted shares:
Basic shares	79.9	80.1	80.0
Stock-based compensation	1.0	0.9	0.8
Diluted shares	80.9	81.0	80.8
Diluted net income per share	$2.21	$1.85	$2.99

The computation of dilutive shares from stock-based compensation does not include 0.6 million, 1.0 million and 0.9 million shares in 2013, 2012 and 2011, respectively, as their effect would have been anti-dilutive.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

Allowance for doubtful accounts receivable consisted of the following:

	December 31,
	2013	2012
	($ in millions)
Beginning balance	$3.6	$3.2
Provisions charged	—	0.7
Write-offs, net of recoveries	(0.2)	(0.3)
Ending balance	$3.4	$3.6

INVENTORIES

	December 31,
	2013	2012
	($ in millions)
Supplies	$40.5	$36.4
Raw materials	76.5	70.5
Work in process	26.4	25.2
Finished goods	115.9	141.0
	259.3	273.1
LIFO reserves	(72.8)	(78.0)
Inventories, net	$186.5	$195.1

In conjunction with the acquisition of KA Steel, we obtained inventories with a fair value of $36.4 million, as of August 22, 2012. Inventories valued using the LIFO method comprised 56% and 54% of the total inventories at December 31, 2013 and 2012, respectively.  The replacement cost of our inventories would have been approximately $72.8 million and $78.0 million higher than that reported at December 31, 2013 and 2012, respectively.

PROPERTY, PLANT AND EQUIPMENT

		December 31,
	Useful Lives	2013	2012
		($ in millions)
Land and improvements to land	10-20 Years	$156.2	$155.9
Buildings and building equipment	10-30 Years	205.0	204.3
Machinery and equipment	3-15 Years	1,835.4	1,739.5
Leasehold improvements		2.5	2.5
Construction in progress		47.8	96.1
Property, plant and equipment		2,246.9	2,198.3
Accumulated depreciation		(1,259.1)	(1,164.0)
Property, plant and equipment, net		$987.8	$1,034.3

The weighted average useful life of machinery and equipment at December 31, 2013 was 10 years. Depreciation expense was $120.7 million, $104.4 million and $97.4 million for 2013, 2012 and 2011, respectively.  Interest capitalized was $1.1 million, $7.4 million and $1.2 million for 2013, 2012 and 2011, respectively.  Maintenance and repairs charged to operations amounted to $134.7 million, $124.4 million and $135.7 million in 2013, 2012 and 2011, respectively.

The consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011, included a $7.9 million, $17.4 million and $(23.7) million, respectively, increase (decrease) to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable at December 31, 2013, 2012 and 2011.

During 2013, 2012 and 2011 we entered into sale/leaseback transactions for caustic soda barges and chlorine, caustic soda and bleach railcars and bleach trailers. In 2013, 2012 and 2011 we received proceeds from the sales of $35.8 million, $4.4 million and $3.2 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

During 2013, assets of $4.2 million were acquired under capital leases and are included in machinery and equipment as of December 31, 2013. As of December 31, 2012, leased assets capitalized and included above are not significant.

INVESTMENTS—AFFILIATED COMPANIES

Prior to the acquisition of SunBelt, we held a 50% ownership interest, which was accounted for using the equity method of accounting.

On November 16, 2007, we purchased for cash an $11.6 million equity interest in a bleach joint venture.  As part of the investment we also entered into several commercial agreements, including agreements by which we would supply raw materials and services, and we would have marketing responsibility for bleach and caustic soda. During 2013, we sold our equity interest in the bleach joint venture which resulted in a gain of $6.5 million. As a result of the sale, as of December 31, 2013, we have recorded a long-term receivable of $15.6 million which is included within other assets on our consolidated balance sheet.

We hold a 9.1% limited partnership interest in Bay Gas Storage Company, Ltd. (Bay Gas), an Alabama limited partnership, in which EnergySouth, Inc. (EnergySouth), which was acquired in 2008 by Sempra Energy, is the general partner with interest of 90.9%.  Bay Gas owns, leases and operates underground gas storage and related pipeline facilities, which are used to provide storage in the McIntosh, AL area and delivery of natural gas to EnergySouth customers.

The following table summarizes our investments in our non-consolidated equity affiliates:

	December 31,
	2013	2012
	($ in millions)
Bay Gas	$21.6	$19.5
Bleach joint venture	—	9.8
Investments in equity affiliates	$21.6	$29.3

The following table summarizes our equity earnings of non-consolidated affiliates:

	Years Ended December 31,
	2013	2012	2011
	($ in millions)
SunBelt	$—	$—	$6.3
Bay Gas	2.1	2.4	2.4
Bleach joint venture	0.7	0.6	0.9
Equity earnings of non-consolidated affiliates	$2.8	$3.0	$9.6

We received net distributions from our non-consolidated affiliates of $1.5 million, $1.3 million and $1.9 million for 2013, 2012 and 2011, respectively.

DEBT

Credit Facility

At December 31, 2013, we had $233.4 million available under our $265 million senior revolving credit facility because we had issued $31.6 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility also has a $50 million Canadian subfacility. The senior revolving credit facility will expire in April 2017. Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2013 and 2012, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2013, there were no covenants or other restrictions that limited our ability to borrow.

At December 31, 2013, we had total letters of credit of $36.8 million outstanding, of which $31.6 million were issued under our $265 million senior revolving credit facility.  The letters of credit are used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Long-Term Debt

	December 31,
	2013	2012
Notes payable:	($ in millions)
Variable-rate Go Zone bonds, due 2024 (1.42% and 1.72% at December 31, 2013 and 2012, respectively)	$50.0	$50.0
Variable-rate Recovery Zone bonds, due 2024-2035 (1.42% and 1.72% at December 31, 2013 and 2012, respectively)	103.0	103.0
Variable-rate Industrial development and environmental improvement obligations due 2025 (0.22% and 0.26% at December 31, 2013 and 2012, respectively)	2.9	2.9
5.5%, due 2022	200.0	200.0
6.5%, due 2013	—	11.4
6.75%, due 2016 (includes interest rate swaps of $6.1 million and $8.4 million in 2013 and 2012, respectively)	131.1	133.4
7.23%, SunBelt Notes due 2013-2017 (includes unamortized fair value premium of $0.8 million and $1.1 million and interest rate swaps of $1.2 million and $1.8 million in 2013 and 2012, respectively)	50.7	63.9
8.875%, due 2019 (includes unamortized discount of $0.8 million in 2013 and $0.9 million in 2012)	149.2	149.1
Capital lease obligations	4.1	—
Total debt	691.0	713.7
Amounts due within one year	12.6	23.6
Total long-term debt	$678.4	$690.1

In January 2013, we repaid the $11.4 million 2013 Notes, which became due.

During 2013, assets of $4.2 million were acquired under capital leases with terms of 7 years.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In conjunction with the SunBelt acquisition, we consolidated the SunBelt Notes with a fair value of $87.3 million for the remaining principal balance of $85.3 million as of February 28, 2011.  In December 2013, 2012 and 2011, $12.2 million was repaid on these SunBelt Notes.

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

In December 2011, we repaid the $75.0 million 2011 Notes, which became due.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by MS Finance pursuant to a trust indenture between MS Finance and U.S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of December 31, 2013, $4.2 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our consolidated balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In October 2010, we completed a financing of tax-exempt bonds totaling $70.0 million due 2024.  The bonds include $50.0 million of Go Zone and $20.0 million of Recovery Zone.  The bonds were issued by the AL Authority pursuant to a trust indenture between the AL Authority and U.S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated October 14, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by the AL Authority to us under a loan agreement, whereby we are obligated to make loan payments to the AL Authority sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  We had the option to borrow up to the entire $70.0 million in a series of draw downs through December 31, 2011.  We drew $36.0 million of the bonds in 2011 and $34.0 million in 2010.  The proceeds from the bonds are required to be used to fund capital project spending at our McIntosh, AL facility and were fully utilized as of December 31, 2012.

Annual maturities of long-term debt, including capital lease obligations, are $12.6 million in 2014, $12.6 million in 2015, $143.7 million in 2016, $14.6 million in 2017, $0.5 million in 2018 and a total of $507.0 million thereafter.

We have entered into interest rate swaps, as disclosed below, whereby we agree to pay variable and fixed rates to a counterparty who, in turn, pays us fixed and variable rates.  In all cases the underlying index for variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2013
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.5 - 4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5 - 4.5%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.5 - 4.5%	(a)
6.75%, due 2016	$60.0	October 2011	3.5 - 4.5%	(a)

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2013, $6.1 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2013, $1.2 million of this gain was included in long-term debt.

Our loss in the event of nonperformance by these counterparties could be significant to our financial position and results of operations.  These interest rate swaps reduced interest expense by $2.9 million, $3.4 million and $7.2 million for 2013, 2012 and 2011, respectively.  The difference between interest paid and interest received is included as an adjustment to interest expense.

PENSION PLANS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $15.4 million, $15.1 million and $14.6 million for 2013, 2012 and 2011, respectively.

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

During the third quarter of 2012, the “Moving Ahead for Progress in the 21st Century Act” became law. The new law changes the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates for a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation, and potentially reducing or eliminating the minimum annual funding requirement. The new law also increased premiums paid to the PBGC. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2014 and under the new law may not be required to make any additional contributions for at least the next five years.

As part of the acquisition of KA Steel, as of December 31, 2013, we have recorded a contingent liability of $10.0 million for the withdrawal from a multi-employer defined benefit pension plan.

As of December 31, 2013, we have a $0.9 million liability associated with an agreement to withdraw our Henderson, NV chlor alkali hourly workforce from a multi-employer defined benefit pension plan.

Pension Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	December 31, 2013			December 31, 2012
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$2,070.8	$68.4	$2,139.2	$1,884.9	$64.5	$1,949.4
Service cost	2.8	0.6	3.4	2.8	0.7	3.5
Interest cost	78.4	2.7	81.1	89.2	2.8	92.0
Actuarial (gain) loss	(107.7)	(1.7)	(109.4)	220.8	2.3	223.1
Benefits paid	(127.8)	(3.5)	(131.3)	(126.9)	(3.3)	(130.2)
Currency translation adjustments	—	(4.3)	(4.3)	—	1.4	1.4
Benefit obligation at end of year	$1,916.5	$62.2	$1,978.7	$2,070.8	$68.4	$2,139.2

	December 31, 2013			December 31, 2012
	($ in millions)			($ in millions)
Change in Plan Assets	U.S.	Foreign	Total	U.S.	Foreign	Total
Fair value of plans’ assets at beginning of year	$1,912.5	$68.5	$1,981.0	$1,842.6	$64.3	$1,906.9
Actual return on plans’ assets	10.7	0.3	11.0	193.0	5.1	198.1
Employer contributions	3.2	1.2	4.4	3.8	1.0	4.8
Benefits paid	(127.8)	(3.5)	(131.3)	(126.9)	(3.3)	(130.2)
Currency translation adjustments	—	(4.4)	(4.4)	—	1.4	1.4
Fair value of plans’ assets at end of year	$1,798.6	$62.1	$1,860.7	$1,912.5	$68.5	$1,981.0

	December 31, 2013			December 31, 2012
	($ in millions)			($ in millions)
Funded Status	U.S.	Foreign	Total	U.S.	Foreign	Total
Qualified plans	$(57.6)	$1.7	$(55.9)	$(93.5)	$2.1	$(91.4)
Non-qualified plans	(60.3)	(1.8)	(62.1)	(64.8)	(2.0)	(66.8)
Total funded status	$(117.9)	$(0.1)	$(118.0)	$(158.3)	$0.1	$(158.2)

Under ASC 715 we recorded an $8.9 million after-tax charge ($14.4 million pretax) to shareholders’ equity as of December 31, 2013 for our pension plans.  This charge reflected unfavorable performance on plan assets during 2013, partially offset by a 60-basis point increase in the plans’ discount rate.  In 2012, we recorded a $99.0 million after-tax charge ($162.0 million pretax) to shareholders’ equity as of December 31, 2012 for our pension plans.  This charge reflected a 100-basis point decrease in the plans’ discount rate and an unfavorable actuarial assumption change related to mortality tables, partially offset by the favorable performance on plan assets during 2012.

The $109.4 million actuarial gain for 2013 was primarily due to a 60-basis point increase in the plans’ discount rate.  The $223.1 million actuarial loss for 2012 was primarily due to a 100-basis point decrease in the plans’ discount rate and an unfavorable actuarial assumption charge related to mortality tables.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2013			December 31, 2012
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Prepaid benefit cost	$—	$1.7	$1.7	$—	$2.1	$2.1
Accrued benefit in current liabilities	(14.2)	(0.1)	(14.3)	(6.0)	(0.1)	(6.1)
Accrued benefit in noncurrent liabilities	(103.7)	(1.7)	(105.4)	(152.3)	(1.9)	(154.2)
Accumulated other comprehensive loss	540.9	20.7	561.6	557.0	19.9	576.9
Net balance sheet impact	$423.0	$20.6	$443.6	$398.7	$20.0	$418.7

At December 31, 2013 and 2012, the benefit obligation of non-qualified pension plans was $62.1 million and $66.8 million, respectively, and was included in the above pension benefit obligation.  There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows:  2014—$14.4 million; 2015—$9.9 million; 2016—$5.5 million; 2017—$4.8 million; and 2018—$3.0 million.  Benefit payments for the qualified plans are projected to be as follows:  2014—$123.3 million; 2015—$118.2 million; 2016—$113.8 million; 2017—$109.8 million; and 2018—$106.2 million.

	December 31,
	2013	2012
	($ in millions)
Projected benefit obligation	$1,978.7	$2,139.2
Accumulated benefit obligation	1,968.9	2,125.8
Fair value of plan assets	1,860.7	1,981.0

	Years Ended December 31,
Components of Net Periodic Benefit Income	2013	2012	2011
	($ in millions)
Service cost	$6.2	$6.1	$6.1
Interest cost	81.1	92.0	94.2
Expected return on plans’ assets	(137.5)	(139.5)	(139.5)
Amortization of prior service cost	1.9	2.2	0.8
Recognized actuarial loss	27.8	18.1	14.8
Curtailments	—	—	1.1
Net periodic benefit income	$(20.5)	$(21.1)	$(22.5)

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$14.4	$162.0	$41.8
Amortization of prior service costs and actuarial losses	(29.7)	(20.3)	(16.7)

The defined benefit pension plans’ actuarial loss that will be recognized from accumulated other comprehensive loss into net periodic benefit income in 2014 will be approximately $22 million.

In June 2011, we recorded a curtailment charge of $1.1 million related to the ratification of a new five and one half year Winchester, East Alton, IL union labor agreement.  This curtailment charge was included in restructuring charges.

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

	U.S. Pension Benefits			Foreign Pension Benefits
Weighted Average Assumptions:	2013	2012	2011	2013	2012	2011
Discount rate—periodic benefit cost	3.9%	4.9%	5.3%	4.2%	4.4%	5.5%
Expected return on assets	7.75%	8.0%	8.25%	7.75%	8.0%	8.0%
Rate of compensation increase	3.0%	3.0%	3.0%	3.5%	3.5%	3.5%
Discount rate—benefit obligation	4.5%	3.9%	4.9%	4.8%	4.2%	4.4%

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

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income and alternative investments.  We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns, including inflation rates, by reference to external sources.  The historic rate of return on plan assets has been 9.9% for the last 5 years, 10.1% for the last 10 years and 8.6% for the last 15 years.  The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%
Absolute return strategies	8%	to	12%

Plan Assets

Our pension plan asset allocation at December 31, 2013 and 2012, by asset class was as follows:

	Percentage of Plan Assets
Asset Class	2013	2012
U.S. equities	5%	6%
Non-U.S. equities	8%	7%
Fixed income/cash	51%	53%
Alternative investments	20%	18%
Absolute return strategies	16%	16%
Total	100%	100%

The Alternative Investments asset class includes hedge funds, real estate and private equity investments.  The Alternative Investment class is intended to help diversify risk and increase returns by utilizing a broader group of assets.

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

As of December 31, 2013, the following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities	6%	0-14
Non-U.S. equities	6%	0-14
Fixed income/cash	61%	48-80
Alternative investments	7%	0-28
Absolute return strategies	20%	10-30

We do have a small Canadian qualified defined benefit pension plan to which we made cash contributions of $1.0 million and $0.9 million in 2013 and 2012, respectively, and we anticipate approximately $1 million of cash contributions in 2014.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2013:

Asset Class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$83.2	$14.8	$—	$98.0
Non-U.S. equities	41.1	112.1	—	153.2
Fixed income / cash
Cash	53.9	—	—	53.9
Government treasuries	—	398.8	4.5	403.3
Corporate debt instruments	0.4	314.4	21.5	336.3
Asset-backed securities	—	152.3	—	152.3
Alternative investments
Hedge fund of funds	—	—	315.9	315.9
Real estate funds	—	—	35.7	35.7
Private equity funds	—	—	17.9	17.9
Absolute return strategies	—	275.5	18.7	294.2
Total assets	$178.6	$1,267.9	$414.2	$1,860.7

The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2012:

Asset Class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$94.8	$16.9	$—	$111.7
Non-U.S. equities	42.9	105.6	—	148.5
Fixed income / cash
Cash	38.2	—	—	38.2
Government treasuries	—	501.7	5.6	507.3
Corporate debt instruments	1.8	358.0	12.2	372.0
Asset-backed securities	—	141.9	—	141.9
Alternative investments
Hedge fund of funds	—	—	286.9	286.9
Real estate funds	—	—	38.2	38.2
Private equity funds	—	—	18.5	18.5
Absolute return strategies	—	277.0	40.8	317.8
Total assets	$177.7	$1,401.1	$402.2	$1,981.0

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

Hedge fund of funds—This class included a hedge fund which invests in the following types of hedge funds:

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

At December 31, 2013 and 2012, the asset allocation included investment in approximately 20% event driven hedge funds, 35% market neutral hedge funds and 45% other hedge funds.

Real estate funds—This class included several funds that invest primarily in U.S. commercial real estate.

Private equity funds—This class included several private equity funds that invest primarily in infrastructure and U.S. power generation and transmission assets.

Absolute return strategies—This class included multiple strategies which use asset allocations that seek to provide a targeted rate of return over inflation.  The investment managers allocate funds within asset classes that they consider to be undervalued in an effort to preserve gains in overvalued asset classes and to find opportunities in undervalued asset classes.  At December 31, 2013, the asset allocation included investment in approximately 20% equities, 60% cash and fixed income and 20% alternative investments.  At December 31, 2012, the asset allocation included investments in approximately 25% equities, 65% cash and fixed income and 10% alternative investments.

U.S. equities and non-U.S. equities are primarily valued at the net asset value provided by the independent administrator or custodian of the commingled fund.  The net asset value is based on the value of the underlying equities, which are traded on an active market.  U.S. equities are also valued at the closing price reported in an active market on which the individual securities are traded.  Fixed income investments are primarily valued at the net asset value provided by the independent administrator or custodian of the fund.  The net asset value is based on the underlying assets, which are valued using inputs such as the closing price reported, if traded on an active market, values derived from comparable securities of issuers with similar credit ratings, or under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for risks that may not be observable such as certain credit and liquidity risks.  Alternative investments are primarily valued at the net asset value as determined by the independent administrator or custodian of the fund.  The net asset value is based on the underlying investments, which are valued using inputs such as quoted market prices of identical instruments, discounted future cash flows, independent appraisals and market-based comparable data.  Absolute return strategies are commingled funds which reflect the fair value of our ownership interest in these funds.  The investments in these commingled funds include some or all of the above asset classes and are primarily valued at net asset values based on the underlying investments, which are valued consistent with the methodologies described above for each asset class.

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2013:

	December 31, 2012	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, and Settlements	Transfers In/(Out)	December 31, 2013
	($ in millions)
Fixed income / cash
Government treasuries	$5.6	$0.1	$(1.1)	$(0.1)	$—	$4.5
Corporate debt instruments	12.2	—	1.3	8.0	—	21.5
Alternative investments
Hedge fund of funds	286.9	—	29.0	—	—	315.9
Real estate funds	38.2	1.0	1.9	(5.4)	—	35.7
Private equity funds	18.5	0.8	(0.5)	(0.9)	—	17.9
Absolute return strategies	40.8	9.4	(7.0)	(24.5)	—	18.7
Total level 3 assets	$402.2	$11.3	$23.6	$(22.9)	$—	$414.2

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2012:

	December 31, 2011	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, and Settlements	Transfers In/(Out)	December 31, 2012
	($ in millions)
Fixed income / cash
Government treasuries	$5.5	$—	$0.5	$(0.4)	$—	$5.6
Corporate debt instruments	2.9	0.3	0.1	8.9	—	12.2
Alternative investments
Hedge fund of funds	258.3	—	25.6	3.0	—	286.9
Real estate funds	33.9	0.8	2.4	1.1	—	38.2
Private equity funds	16.8	—	1.3	0.4	—	18.5
Absolute return strategies	35.2	—	3.0	2.6	—	40.8
Total level 3 assets	$352.6	$1.1	$32.9	$15.6	$—	$402.2

POSTRETIREMENT BENEFITS

We provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees.  The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.  We use a measurement date of December 31 for our postretirement plans.

Other Postretirement Benefits Obligations and Funded Status

Changes in the benefit obligation were as follows:

	December 31, 2013			December 31, 2012
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$65.5	$9.5	$75.0	$63.3	$11.6	$74.9
Service cost	1.2	0.1	1.3	1.1	0.1	1.2
Interest cost	2.2	0.4	2.6	2.7	0.4	3.1
Actuarial (gain) loss	(1.5)	(0.4)	(1.9)	7.4	(2.5)	4.9
Benefits paid	(8.4)	(0.4)	(8.8)	(9.0)	(0.4)	(9.4)
Currency translation adjustments	—	(0.6)	(0.6)	—	0.3	0.3
Benefit obligation at end of year	$59.0	$8.6	$67.6	$65.5	$9.5	$75.0

	December 31, 2013			December 31, 2012
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded status	$(59.0)	$(8.6)	$(67.6)	$(65.5)	$(9.5)	$(75.0)

Under ASC 715 we recorded a $1.2 million after-tax benefit ($1.9 million pretax) to shareholders’ equity as of December 31, 2013 for our other postretirement plans.  In 2012, we recorded a $2.9 million after-tax charge ($4.8 million pretax) to shareholders’ equity as of December 31, 2012 for our other postretirement plans.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2013			December 31, 2012
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Accrued benefit in current liabilities	$(5.4)	$(0.3)	$(5.7)	$(5.8)	$(0.3)	$(6.1)
Accrued benefit in noncurrent liabilities	(53.6)	(8.3)	(61.9)	(59.7)	(9.2)	(68.9)
Accumulated other comprehensive loss	34.1	(1.2)	32.9	39.2	(0.8)	38.4
Net balance sheet impact	$(24.9)	$(9.8)	$(34.7)	$(26.3)	$(10.3)	$(36.6)

	Years Ended December 31,
Components of Net Periodic Benefit Cost	2013	2012	2011
	($ in millions)
Service cost	$1.3	$1.2	$1.3
Interest cost	2.6	3.1	3.5
Amortization of prior service cost	(0.1)	(0.1)	(0.2)
Recognized actuarial loss	3.7	3.2	3.2
Net periodic benefit cost	$7.5	$7.4	$7.8

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$(1.9)	$4.8	$5.0
Amortization of prior service costs and actuarial losses	(3.6)	(3.1)	(3.0)

The other postretirement plans’ actuarial loss that will be recognized from accumulated other comprehensive loss into net periodic benefit cost in 2014 will be approximately $4 million.

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

	December 31,
Weighted Average Assumptions:	2013	2012	2011
Discount rate—periodic benefit cost	3.6%	4.6%	4.9%
Discount rate—benefit obligation	4.3%	3.6%	4.6%

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

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation.  The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2013	2012
Healthcare cost trend rate assumed for next year	9.0%	9.0%
Rate that the cost trend rate gradually declines to	5.0%	5.0%
Year that the rate reaches the ultimate rate	2021	2020

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans.  A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	($ in millions)
Effect on total of service and interest costs	$0.2	$(0.2)
Effect on postretirement benefit obligation	3.4	(2.9)

We expect to make payments of approximately $6 million for each of the next five years under the provisions of our other postretirement benefit plans.

INCOME TAXES

	Years ended December 31,
Components of Income Before Taxes	2013	2012	2011
	($ in millions)
Domestic	$222.2	$189.9	$360.3
Foreign	27.8	35.3	19.1
Income before taxes	$250.0	$225.2	$379.4
Components of Income Tax Provision
Current expense:
Federal	$42.1	$16.9	$36.4
State	9.4	4.3	5.7
Foreign	8.5	10.4	5.5
	60.0	31.6	47.6
Deferred	11.4	44.0	90.1
Income tax provision	$71.4	$75.6	$137.7

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2013	2012	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(0.1)	(0.1)	(0.1)
Domestic manufacturing/export tax incentive	(1.6)	(1.0)	(1.0)
Dividends paid to CEOP	(0.3)	(0.4)	(0.3)
State income taxes, net	2.3	1.3	1.1
Change in tax contingencies	(3.8)	0.5	(1.1)
Change in valuation allowance	(2.1)	0.1	0.1
Return to provision	(0.1)	—	0.5
Remeasurement of deferred taxes	0.1	0.7	(1.3)
Research tax credit	(0.8)	—	—
Section 45O tax credit	—	(3.0)	—
Australia dividend residual tax expense	—	0.3	—
Incremental tax effect of SunBelt remeasurement	—	—	3.3
Other, net	—	0.2	0.1
Effective tax rate	28.6%	33.6%	36.3%

The effective tax rate for 2013 included $11.4 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions, $8.3 million of benefit associated with reductions in valuation allowances on our capital loss carryforwards and $1.9 million of benefit associated with the Research Credit, which were partially offset by $1.8 million of expense associated with changes in tax contingencies and $1.3 million of expense associated with increases in valuation allowances on certain state tax credits carryforwards. The effective tax rate for 2012 included a benefit of $6.6 million associated with Section 45O that was claimed on our 2008 to 2012 U.S. federal income tax returns.

	December 31,
Components of Deferred Tax Assets and Liabilities	2013	2012
	($ in millions)
Deferred tax assets:
Pension and postretirement benefits	$74.6	$93.3
Environmental reserves	60.2	60.5
Asset retirement obligations	25.7	28.6
Accrued liabilities	48.2	43.1
Tax credits	13.3	10.8
Federal and state net operating losses	7.2	6.7
Capital loss carryforward	3.0	15.5
Other miscellaneous items	10.7	5.3
Total deferred tax assets	242.9	263.8
Valuation allowance	(13.4)	(21.1)
Net deferred tax assets	229.5	242.7
Deferred tax liabilities:
Property, plant and equipment	182.5	178.9
Intangible amortization	8.4	8.8
Inventory and prepaids	3.1	—
Partnerships	93.7	95.0
Total deferred tax liabilities	287.7	282.7
Net deferred tax liability	$(58.2)	$(40.0)

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

At December 31, 2013, we had federal tax benefits of $0.7 million recorded associated with the expected future foreign tax credits generated by the deferred tax liabilities of our Canadian subsidiary. Realization of the tax benefits associated with such foreign tax credits is dependent upon reversal of Canadian temporary differences, future U.S. taxable income and future foreign source taxable income.  We believe that it is more likely than not that the deferred tax benefits will be realized and no valuation allowance is necessary.

At December 31, 2013, we had a U.S. net operating loss carryforward (NOL) of approximately $3.0 million (representing $1.1 million of deferred tax assets), that will expire in years 2017 through 2020, if not utilized.  The utilization of this NOL is limited under Section 382 of the U.S. IRC to $0.5 million in each year through 2020.  We believe that it is more likely than not that the NOL will be realized and no valuation allowance is necessary.

At December 31, 2013, we had deferred state tax benefits of $1.7 million relating to state NOLs, which are available to offset future state taxable income through 2032.  Due to uncertainties regarding realization of the tax benefits, a valuation allowance of $0.7 million has been applied against the deferred state tax benefits at December 31, 2013.

At December 31, 2013, we had deferred state tax benefits of $12.7 million relating to state tax credits, which are available to offset future state tax liabilities through 2027.  Due to uncertainties regarding the realization of these state tax credits, a valuation allowance of $9.7 million has been applied against the deferred state tax credits at December 31, 2013.

At December 31, 2013, we had a capital loss carryforward of $7.6 million (representing $3.0 million of deferred tax assets) that is available to offset future consolidated capital gains that will expire in years 2014 through 2018 if not utilized.  Due to uncertainties regarding the realization of the capital loss carryforward, a valuation allowance of $3.0 million has been applied against the deferred tax benefit at December 31, 2013.

The total amount of undistributed earnings of foreign subsidiaries was approximately $9.1 million at December 31, 2013.  Deferred taxes are provided for earnings of non-U.S. affiliates when we plan to remit those earnings.  A portion of the undistributed earnings have been permanently reinvested and for those earnings no deferred taxes have been provided. Deferred taxes have not been provided on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future.  The undistributed earnings and excess book basis differences could reverse through a sale, receipt of dividends from the subsidiaries, as well as various other events.  It is not practical to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

As of December 31, 2013, we had $34.5 million of gross unrecognized tax benefits, which would have a net $31.1 million impact on the effective tax rate, if recognized.  As of December 31, 2012, we had $40.1 million of gross unrecognized tax benefits, which would have a net $38.4 million impact on the effective tax rate, if recognized.  The change for 2013 primarily relates to the expiration of statue of limitations in domestic jurisdictions and settlement of ongoing audits, as well as additional gross unrecognized benefits for prior year tax positions.  The change for 2012 primarily relates to additional gross unrecognized benefits for prior year and current year tax position, as well as the expiration of the statute of limitations in domestic jurisdictions and settlement of ongoing audits. The amounts of unrecognized tax benefits were as follows:

	December 31,
	2013	2012
	($ in millions)
Beginning balance	$40.1	$37.9
Increase for prior year tax positions	4.5	3.1
Reductions due to statute of limitations	(10.0)	(0.3)
Decrease for prior year tax positions	(0.1)	(0.4)
Increase for current year tax positions	—	0.1
Decrease due to tax settlements	—	(0.3)
Ending balance	$34.5	$40.1

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision.  As of December 31, 2013 and 2012, interest and penalties accrued were $2.8 million and $3.3 million, respectively.  For 2013, 2012 and 2011, we recorded (benefit) expense related to interest and penalties of $(0.5) million, $0.5 million and $0.7 million, respectively.

As of December 31, 2013, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $3.8 million over the next twelve months.  The anticipated reduction primarily relates to settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.

We operate primarily in North America and file income tax returns in numerous jurisdictions.  Our tax returns are subject to examination by various federal, state and local tax authorities.  Our U.S. federal income tax returns are under examination by the Internal Revenue Service (IRS) for tax years 2008, 2010 and 2011. Our Canadian federal income tax returns are under examination by Canada Revenue Authority (CRA) for tax years 2010 and 2011. Our Canadian provincial income tax returns are under examination by Quebec Revenue Authority for tax years 2008 to 2011. We believe we have adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position. For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2008; 2010 - 2012
U.S. state income tax	2006 - 2012
Canadian federal income tax	2009 - 2012
Canadian provincial income tax	2008 - 2012

ACCRUED LIABILITIES

Included in accrued liabilities were the following:

	December 31,
	2013	2012
	($ in millions)
Accrued compensation and payroll taxes	$51.1	$49.6
Accrued employee benefits	35.3	28.3
Environmental (current portion only)	18.0	21.0
Legal and professional costs	23.4	21.8
Asset retirement obligation (current portion only)	13.5	21.3
Earn out	26.7	23.2
Other	76.5	63.3
Accrued liabilities	$244.5	$228.5

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The CEOP is a defined contribution plan available to essentially all domestic employees.  Company matching contributions are invested in the same investment allocation as the employee’s contribution.  In 2013, 2012 and 2011 our matching contributions for eligible employees amounted to $5.2 million in each year.  Effective February 1, 2011, we reinstated the match on all salaried and certain non-bargained hourly employees’ contributions, which had previously been suspended effective January 1, 2010.

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

	Years ended December 31,
	2013	2012	2011
	($ in millions)
Stock-based compensation	$13.3	$8.4	$8.8
Mark-to-market adjustments	4.2	0.9	(0.5)
Total expense	$17.5	$9.3	$8.3

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.  Stock options, restricted stock and performance shares typically vest over three years.  We issue shares to settle stock options, restricted stock and share-based performance awards.  In 2013, 2012 and 2011 long-term incentive awards included stock options, performance share awards and restricted stock.  The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

Stock option transactions were as follows:

				Exercisable
	Shares	Option Price	Weighted Average Option Price	Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	4,060,790	$14.28-23.78	$18.39	2,961,434	$18.00
Granted	621,000	23.28	23.28
Exercised	(534,905)	14.28-23.78	16.72
Canceled	(32,063)	15.35-23.28	20.57
Outstanding at December 31, 2013	4,114,822	$14.28-23.78	$19.33	3,011,702	$18.29

At December 31, 2013, the average exercise period for all outstanding and exercisable options was 66 months and 53 months, respectively.  At December 31, 2013, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $39.4 million and exercisable options was $31.9 million.  The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $4.2 million, $0.5 million and $4.2 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2013 was $4.1 million and was expected to be recognized over a weighted average period of 1.2 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2013:

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Under $16.00	1,039,677	$15.04	1,039,677	$15.04
$16.00 – $20.00	751,391	$17.85	932,041	$18.03
Over $20.00	1,220,634	$21.34	2,143,104	$21.98
	3,011,702		4,114,822

At December 31, 2013, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2000 long term incentive plan	420,406	11,413
2003 long term incentive plan	794,607	28,673
2006 long term incentive plan	1,814,133	217,733
2009 long term incentive plan	2,971,473	950,480
	6,000,619	1,208,299
1996 stock option plan (plan expired)	34,602	—
Total under stock option plans	6,035,221	1,208,299

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 stock plan for non-employee directors	590,043	173,766
Employee deferral plan	46,110	45,629
Total under stock purchase plans	636,153	219,395

(1)	All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,208,299 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral.  Non-employee directors annually receive stock grants as a portion of their director compensation.  Of the shares reserved under the stock purchase plans at December 31, 2013, 416,758 shares were committed.

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

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at January 1, 2013	245,167	$21.45	242,250	$19.22
Granted	150,222	22.71	149,250	21.40
Paid/Issued	(99,889)	21.45	(96,000)	15.68
Converted from shares to cash	3,611	20.26	(3,611)	20.26
Canceled	(2,889)	22.19	(2,889)	21.99
Outstanding at December 31, 2013	296,222	$28.90	289,000	$21.48
Total vested at December 31, 2013	194,056	$28.90	186,833	$20.75

The summary of the status of our unvested performance shares to be settled in cash were as follows:

	Shares	Weighted Average Fair Value per Share
Unvested at January 1, 2013	91,750	$21.45
Granted	150,222	22.96
Vested	(136,917)	28.90
Canceled	(2,889)	22.19
Unvested at December 31, 2013	102,166	$28.90

At December 31, 2013, the liability recorded for performance shares to be settled in cash totaled $5.6 million.  The total unrecognized compensation cost related to unvested performance shares at December 31, 2013 was $5.3 million and was expected to be recognized over a weighted average period of 1.2 years.

SHAREHOLDERS’ EQUITY

During 2013, 2012 and 2011, we issued 0.5 million, 0.1 million, and 0.5 million shares, respectively, with a total value of $9.7 million, $1.4 million and $9.3 million, respectively, representing stock options exercised.

On July 21, 2011, our board of directors authorized a share repurchase program of up to 5 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased.  We purchased and retired 1.5 million, 0.2 million and 0.2 million shares in 2013, 2012 and 2011, respectively, under this program, at a cost of $36.2 million, $3.1 million and $4.2 million, respectively.  As of December 31, 2013, we had purchased a total of 1.9 million shares under this program and 3.1 million shares remained authorized to be purchased.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2011	$0.4	$11.6	$(273.8)	$(261.8)
Unrealized gains (losses)	1.4	(10.6)	(29.0)	(38.2)
Reclassification adjustments into income	—	(6.3)	12.1	5.8
Balance at December 31, 2011	1.8	(5.3)	(290.7)	(294.2)
Unrealized gains (losses)	0.3	6.0	(101.9)	(95.6)
Reclassification adjustments into income	—	4.0	14.5	18.5
Balance at December 31, 2012	2.1	4.7	(378.1)	(371.3)
Unrealized losses	(2.6)	(4.7)	(7.7)	(15.0)
Reclassification adjustments into income	—	0.9	20.3	21.2
Balance at December 31, 2013	$(0.5)	$0.9	$(365.5)	$(365.1)

Unrealized gains and losses on derivative contract (net of taxes) activity in other comprehensive income (loss) included reclassification adjustments into net income of gains and losses on commodity forward contract and are recognized into cost of goods sold. Unrealized gains and losses on derivative contract (net of taxes) activity in other comprehensive income (loss) included a deferred tax (benefit) provision for 2013, 2012 and 2011 of $(2.5) million, $6.4 million and $(10.7) million, respectively.

Pension and postretirement benefits (net of taxes) activity in other comprehensive income (loss) included the amortization of prior service costs and actuarial losses into net income and are recognized equally into cost of goods sold and selling and administrative expenses and pension and postretirement liability adjustments. Pension and postretirement benefits (net of taxes) activity in other comprehensive income (loss) included a deferred tax provision (benefit) for 2013, 2012 and 2011 of $8.2 million, $(56.0) million and $(10.2) million, respectively.

SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, other operating income, other (expense) income and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Intersegment sales of $81.3 million and $18.1 million for the years ended December 31, 2013 and 2012, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market. Consistent with management’s monitoring of the operating segments, synergies realized of $11.8 million for the year ended December 31, 2013 have been transferred from the Chlor Alkali Products segment to the Chemical Distribution segment, representing incremental earnings on volumes sold of caustic soda, bleach, potassium hydroxide and hydrochloric acid.

	Years ended December 31,
	2013	2012	2011
Sales:	($ in millions)
Chlor Alkali Products	$1,412.3	$1,428.9	$1,389.1
Chemical Distribution	406.4	156.3	—
Winchester	777.6	617.6	572.0
Intersegment sales elimination	(81.3)	(18.1)	—
Total sales	$2,515.0	$2,184.7	$1,961.1
Income before taxes:
Chlor Alkali Products	$203.8	$263.2	$245.0
Chemical Distribution	9.7	4.5	—
Winchester	143.2	55.2	37.9
Corporate/Other	(62.6)	(51.8)	(46.7)
Restructuring charges	(5.5)	(8.5)	(10.7)
Acquisition costs	—	(8.3)	(0.8)
Other operating income	0.7	7.6	8.8
Interest expense	(38.6)	(26.4)	(30.4)
Interest income	0.6	1.0	1.2
Other (expense) income	(1.3)	(11.3)	175.1
Income before taxes	$250.0	$225.2	$379.4
Earnings of non-consolidated affiliates:
Chlor Alkali Products	$2.8	$3.0	$9.6
Depreciation and amortization expense:
Chlor Alkali Products	$102.1	$88.9	$85.6
Chemical Distribution	15.4	5.5	—
Winchester	14.9	13.6	10.9
Corporate/Other	2.9	2.9	2.8
Total depreciation and amortization expense	$135.3	$110.9	$99.3
Capital spending:
Chlor Alkali Products	$65.5	$221.3	$134.2
Chemical Distribution	2.5	0.8	—
Winchester	21.2	32.1	63.9
Corporate/Other	1.6	1.5	2.8
Total capital spending	$90.8	$255.7	$200.9

	December 31,
	2013	2012
Assets:	($ in millions)
Chlor Alkali Products	$1,695.8	$1,781.8
Chemical Distribution	335.3	379.7
Winchester	339.2	340.7
Corporate/Other	432.5	275.5
Total assets	$2,802.8	$2,777.7

Investments—affiliated companies (at equity):
Chlor Alkali Products	$21.6	$29.3

Segment assets include only those assets which are directly identifiable to an operating segment.  Assets of the corporate/other segment include primarily such items as cash and cash equivalents, deferred taxes, restricted cash and other assets.

	Years ended December 31,
Geographic Data:	2013	2012	2011
Sales:	($ in millions)
United States	$2,316.2	$1,970.5	$1,774.0
Foreign	198.8	214.2	187.1
Transfers between areas:
United States	53.4	53.5	50.0
Foreign	109.0	85.5	95.3
Eliminations	(162.4)	(139.0)	(145.3)
Total sales	$2,515.0	$2,184.7	$1,961.1

	December 31,
	2013	2012
Assets:	($ in millions)
United States	$2,574.9	$2,520.8
Foreign	227.9	256.9
Total assets	$2,802.8	$2,777.7

Transfers between geographic areas are priced generally at prevailing market prices.  Export sales from the United States to unaffiliated customers were $25.2 million, $25.1 million and $22.0 million in 2013, 2012 and 2011, respectively.

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $2.5 million at December 31, 2013.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and OM&M expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2013	2012
	($ in millions)
Beginning balance	$146.5	$163.3
Charges to income	11.5	8.4
Remedial and investigatory spending	(12.4)	(25.5)
Currency translation adjustments	(1.0)	0.3
Ending balance	$144.6	$146.5

At December 31, 2013 and 2012, our consolidated balance sheets included environmental liabilities of $126.6 million and $125.5 million, respectively, which were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $144.6 million included on our consolidated balance sheet at December 31, 2013 for future environmental expenditures, we currently expect to utilize $86.9 million of the reserve for future environmental expenditures over the next 5 years, $17.1 million for expenditures 6 to 10 years in the future, and $40.6 million for expenditures beyond 10 years in the future.

Our total estimated environmental liability at December 31, 2013 was attributable to 71 sites, 17 of which were USEPA NPL sites.  Ten sites accounted for 78% of our environmental liability and, of the remaining 61 sites, no one site accounted for more than 3% of our environmental liability.  At seven of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At two of these ten sites, a remedial investigation is being performed.  The one remaining site is in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 21% of the liabilities reserved on our consolidated balance sheet at December 31, 2013 for future environmental expenditures.

Charges or credits to income for investigatory and remedial efforts were material to operating results in 2013, 2012 and 2011 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2013	2012	2011
	($ in millions)
Charges to income	$11.5	$8.4	$19.3
Recoveries from third parties of costs incurred and expensed in prior periods	(1.3)	(0.1)	(11.4)
Total environmental expense	$10.2	$8.3	$7.9

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $15 million to $35 million over the next several years, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2013, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $40 million in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual commitments under non-cancelable operating leases and purchase contracts as of December 31, 2013:

	Operating Leases	Purchase Commitments
	($ in millions)
2014	$52.8	$79.5
2015	44.7	20.9
2016	39.0	2.9
2017	31.1	—
2018	25.0	—
Thereafter	44.4	—
Total commitments	$237.0	$103.3

Our operating lease commitments are primarily for railroad cars but also include distribution, warehousing and office space and data processing and office equipment.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.  Total rent expense charged to operations amounted to $64.2 million, $60.5 million and $53.8 million in 2013, 2012 and 2011, respectively (sublease income is not significant).  The above purchase commitments include raw material, capital expenditure and utility purchasing commitments utilized in our normal course of business for our projected needs.

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

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2013 and 2012, our consolidated balance sheets included liabilities for these legal actions of $19.3 million and $15.2 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

For the year ended December 31, 2013, we recognized $11.0 million as a reduction of cost of goods sold related to a Chlor Alkali Products favorable contract settlement. Also for the year ended December 31, 2013, we recognized $13.9 million as a reduction of selling and administration expense related to the recovery of legacy legal costs.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used primarily in our Winchester and Chemical Distribution segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  The majority of our commodity derivatives expire within one year.  Those commodity contracts that extend beyond one year correspond with raw material purchases for long-term fixed-price sales contracts.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).  All of the currency derivatives expire within one year and are for United States dollar equivalents.  Our foreign currency forward contracts do not meet the criteria to qualify for hedge accounting.  At December 31, 2013 and 2012, we had no forward contracts to buy or sell foreign currencies.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2013, $6.1 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

Cash Flow Hedges

ASC 815 requires that all derivative instruments be recorded on the balance sheet at their fair value.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	December 31,
	2013	2012
	($ in millions)
Copper	$45.3	$53.6
Zinc	4.5	6.3
Lead	22.8	48.3
Natural gas	5.5	6.0

As of December 31, 2013, the counterparty to $54.0 million of these commodity forward contracts was Wells Fargo, a major financial institution, and the counterparty to $24.0 million of these commodity forward contracts is Citibank, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  At December 31, 2013, we had open positions in futures contracts through 2018.  If all open futures contracts had been settled on December 31, 2013, we would have recognized a pretax gain of $1.2 million.

If commodity prices were to remain at December 31, 2013 levels, approximately $0.7 million of deferred gains would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of December 31, 2013 and 2012.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2013, $1.2 million of this gain was included in long-term debt.

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

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		December 31,			December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2013	2012	Balance Sheet Location	2013	2012
		($ in millions)			($ in millions)
Interest rate contracts	Other assets	$—	$—	Long-term debt	$7.3	$10.2
Commodity contracts – gains	Other current assets	3.6	9.6	Accrued liabilities	—	—
Commodity contracts – losses	Other current assets	(2.4)	(2.1)	Accrued liabilities	—	—
		$1.2	$7.5		$7.3	$10.2
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other assets	$7.6	$11.9	Other liabilities	$—	$—
Interest rate contracts – losses	Other assets	(1.7)	(3.6)	Other liabilities	—	—
Commodity contracts – gains	Other current assets	0.2	0.1	Accrued liabilities	—	—
Commodity contracts – losses	Other current assets	(0.1)	—	Accrued liabilities	—	—
		$6.0	$8.4		$—	$—
Total derivatives(1)		$7.2	$15.9		$7.3	$10.2

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of Gain (Loss)
		Years Ended December 31,
	Location of Gain (Loss)	2013	2012	2011
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(7.7)	$9.9	$(17.3)
Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(1.4)	$(6.5)	$10.3
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$2.9	$3.3	$6.7
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$—	$0.1	$0.5
Commodity contracts	Cost of goods sold	0.4	(2.1)	(2.2)
		$0.4	$(2.0)	$(1.7)

Credit Risk and Collateral

By using derivative instruments, we are exposed to credit and market risk.  If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair-value gain in a derivative.  Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes us, thus creating a repayment risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, assume no repayment risk.  We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties.  We monitor our positions and the credit ratings of our counterparties, and we do not anticipate non-performance by the counterparties.

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of December 31, 2013 and 2012, the amount recognized in other current assets for cash collateral provided by counterparties to us were zero and $0.1 million, respectively.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	($ in millions)
Interest rate swaps	$—	$5.9	$—	$5.9
Commodity forward contracts	—	1.3	—	1.3
Liabilities
Interest rate swaps	—	7.3	—	7.3
Earn out	—	—	26.7	26.7
Balance at December 31, 2012
Assets
Interest rate swaps	$—	$8.3	$—	$8.3
Commodity forward contracts	0.1	7.5	—	7.6
Liabilities
Interest rate swaps	—	10.2	—	10.2
Earn out	—	—	42.0	42.0

For the year ended December 31, 2013, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	December 31,
	2013	2012
	($ in millions)
Beginning balance	$42.0	$49.0
Settlements	(23.2)	(18.5)
Unrealized losses included in other (expense) income	7.9	11.5
Ending balance	$26.7	$42.0

Interest Rate Swaps

The fair value of the interest rate swaps was included in other assets and long-term debt as of December 31, 2013 and 2012.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets as of December 31, 2013 and 2012, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

We had no fair value of foreign currency contracts as of December 31, 2013 and 2012.  The gains and losses of foreign currency contracts were included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for foreign currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Amount recorded on balance sheets
	($ in millions)
Balance at December 31, 2013	$—	$561.4	$153.0	$714.4	$691.0
Balance at December 31, 2012	—	605.1	153.0	758.1	713.7

Earn Out

The fair value of the earn out associated with the SunBelt acquisition was estimated using a probability-weighted discounted cash flow model.  This fair value measurement is based on significant inputs not observed in the market.  Key assumptions in determining the fair value of the earn out include the discount rate and cash flow projections. As of December 31, 2013, our consolidated balance sheet included $26.7 million recorded for the 2013 earn out liability, which is classified in accrued liabilities, and includes $14.8 million that was recognized as part of the original purchase price.

For the years ended December 31, 2013 and 2012, we paid $23.2 million and $18.5 million, respectively, for the earn out related to the 2012 and 2011 SunBelt performance. The earn out payments for 2013 and 2012 included $17.1 million and $15.3 million, respectively, that were recognized as part of the original purchase price. The $17.1 million and $15.3 million are included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012.  At February 28, 2011, $180.6 million of assets were measured at fair value on a nonrecurring basis.  We recognized a gain of $181.4 million for the year ended December 31, 2011 on our previously held investment in SunBelt, which had been accounted for under the equity method of accounting prior to the acquisition.  We remeasured our equity interest in SunBelt of $(0.8) million based on our purchase of PolyOne’s 50% interest in SunBelt.  We used Level 1 inputs for the cash payments and Level 3 inputs for the estimated earn out.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

($ in millions, except per share data)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$630.0	$652.2	$670.7	$562.1	$2,515.0
Cost of goods sold	504.4	531.1	528.5	469.7	2,033.7
Net income	40.5	43.7	69.7	24.7	178.6
Net income per common share:
Basic	0.50	0.54	0.87	0.31	2.24
Diluted	0.50	0.54	0.86	0.31	2.21
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	25.42	26.05	25.17	29.52	29.52
Low	21.29	22.74	22.50	21.79	21.29

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$507.2	$508.7	$581.2	$587.6	$2,184.7
Cost of goods sold	392.9	391.4	475.8	487.9	1,748.0
Net income	38.7	47.6	28.7	34.6	149.6
Net income per common share:
Basic	0.48	0.59	0.36	0.43	1.87
Diluted	0.48	0.59	0.35	0.43	1.85
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	23.46	22.24	23.48	22.32	23.48
Low	19.75	18.40	19.34	19.50	18.40

(1)	NYSE composite transactions.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the related report of Olin’s independent registered public accounting firm, KPMG LLP, are included in Item 8—“Consolidated Financial Statements and Supplementary Data.”

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading Item 1—“Proposal for the Election of Directors” in our Proxy Statement relating to our 2014 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report.  See also the list of executive officers following Item 4 in Part I of this Report.  We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, under the heading entitled “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “What are the committees of the board?” under the heading “Corporate Governance Matters” in our Proxy Statement.  We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “Miscellaneous—How can I directly nominate a director for election to the board at the 2015 annual meeting?” and “Corporate Governance Matters—What is Olin’s director nomination process?”

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

Item 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation,” on page 17 and the information on pages 24 through 55, (beginning with the information under the heading “Compensation Discussion and Analysis” through the information under the heading “Compensation Committee Report,”) are incorporated by reference in this Report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information concerning holdings of our common stock by certain beneficial owners contained under the heading “Certain Beneficial Owners” in our Proxy Statement, and the information concerning beneficial ownership of our common stock by our directors and officers under the heading “Security Ownership of Directors and Officers” in our Proxy Statement by reference in this Report. We also incorporate the table entitled “Equity Compensation Plan Information” included under the heading “Item 2—Proposal to Approve 2014 Long Term Incentive Plan and Approve the Performance Measures Pursuant to Section 162(m) of the Internal Revenue Code” in our Proxy Statement by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information under the headings “Review, Approval or Ratification of Transactions with Related Persons,” “Related Person Transactions Since the Beginning of 2013” and “Which board members are independent?” in our Proxy Statement by reference in this Report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate the information concerning the accounting fees and services of our independent registered public accounting firm, KPMG LLP under the heading Item 4—“Proposal to Ratify Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement by reference in this Report.

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

3.  Exhibits

See the Exhibit Index immediately prior to the exhibits which is hereby incorporated by reference.  The following exhibits, listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Exhibit No.	Description

10(l)	Form of executive change in control agreement between Olin and Ms. Ennico and Messrs. Chirumbole, Greer, O’Keefe and Slater dated January 29, 2014

10(m)	Amended and Restated 1997 Stock Plan for Non-employee Directors as amended and restated effective December 12, 2013

10(r)	Olin Corporation 2000 Long Term Incentive Plan as amended and restated effective January 24, 2014

10(s)	Olin Corporation 2003 Long Term Incentive Plan as amended and restated effective January 24, 2014

10(t)	Olin Corporation 2006 Long Term Incentive Plan as amended and restated effective January 24, 2014

10(u)	Olin Corporation 2009 Long Term Incentive Plan as amended and restated effective January 24, 2014

11	Computation of Per Share Earnings (included in the Note–“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

21	List of Subsidiaries

23	Consent of KPMG LLP

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: February 24, 2014

OLIN CORPORATION
By:	/s/ Joseph D. Rupp
Joseph D. Rupp
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2014

/s/ GRAY G. BENOIST Gray G. Benoist	Director	February 24, 2014

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 24, 2014

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 24, 2014

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 24, 2014

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 24, 2014

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	February 24, 2014

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	February 24, 2014

/s/ VINCENT J. SMITH Vincent J. Smith	Director	February 24, 2014

/s/ JOHN E. FISCHER John E. Fischer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2014

/s/ TODD A. SLATER Todd A. Slater	Vice President, Finance and Controller (Principal Accounting Officer)	February 24, 2014

EXHIBIT INDEX

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(aa) below.

3	(a)	Olin’s Amended and Restated Articles of Incorporation as amended effective May 2, 2011—Exhibit 3.1 to Olin’s Form 8-K dated May 3, 2011.*
	(b)	Bylaws of Olin as amended effective December 9, 2010—Exhibit 3.1 to Olin’s Form 8-K dated December 10, 2010.*
4	(a)	Indenture between Olin and JPMorgan Chase Bank, N.A. dated as of June 26, 2006—Exhibit 4.1 to Olin’s Form 8-K dated June 26, 2006.*
	(b)	6.75% Senior Note Due 2016—Exhibit 4.1 to Olin’s Form 8-K dated July 28, 2006.*
	(c)	First Supplemental Indenture between Olin and JPMorgan Chase Bank, N.A. dated July 28, 2006—Exhibit 4.2 to Olin’s Form 8-K dated July 28, 2006.*
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

	(d)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
	(e)	Form of executive agreement between Olin and certain executive officers—Exhibit 99.1 to Olin’s Form 8-K dated January 26, 2005.*
	(f)	Form of amendment to executive agreement between Olin and Messrs. Curley and Fischer dated November 9, 2007—Exhibit 10(g) to Olin’s Form 10-K for 2007.*
	(g)	Form of amendment to executive agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007—Exhibit 10(i) to Olin’s Form 10-K for 2007.*
	(h)	Form of executive agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
	(i)	Form of amendment dated October 25, 2010 to executive agreements with Messrs. Curley, Fischer, Greer, McIntosh, Pain and Rupp—Exhibit 10.1 to Olin’s Form 10-K for 2010.*
(j)
Form of executive agreement between Olin Corporation and each of Kenneth A. Steel, Jr. and Robert A. Steel dated July 17, 2012—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2012.*

	(k)	Form of executive change in control agreement between Olin and Messrs. Rupp, Curley, Fischer, McIntosh and Pain dated January 29, 2014—Exhibit 10.1 to Olin’s Form 8-K dated January 30, 2014.*
	(l)	Form of executive change in control agreement between Olin and Ms. Ennico and Messrs. Chirumbole, Greer, O’Keefe and Slater dated January 29, 2014.
	(m)	Amended and Restated 1997 Stock Plan for Non-employee Directors as amended and restated effective December 12, 2013.
	(n)	Amended and Restated Olin Senior Management Incentive Compensation Plan, as amended and restated effective April 22, 2010—Appendix B to Olin’s Proxy Statement dated March 10, 2010.*
	(o)	Description of Restricted Stock Unit Awards granted under the 2000, 2003, 2006 or 2009 Long Term Incentive Plans—Exhibit 10(p) to Olin’s Form 10-K for 2008.*
	(p)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
	(q)	Olin Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
	(r)	Olin Corporation 2000 Long Term Incentive Plan as amended and restated effective January 24, 2014.
	(s)	Olin Corporation 2003 Long Term Incentive Plan as amended and restated effective January 24, 2014.
	(t)	Olin Corporation 2006 Long Term Incentive Plan as amended and restated effective January 24, 2014.
	(u)	Olin Corporation 2009 Long Term Incentive Plan as amended and restated effective January 24, 2014.
	(v)	Performance Share Program codified to reflect amendments through December 31, 2010—Exhibit 10.2 to Olin’s Form 10-K for 2010.*

	(w)	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10(bb) to Olin’s Form 10-K for 2007.*
	(x)	Form of Restricted Stock Unit Award Certificate—Exhibit 10(cc) to Form 10-K for 2007.*
	(y)	Form of Performance Award and Senior Performance Award Certificates—Exhibit 10(dd) to Olin’s Form 10-K for 2007.*
	(z)	Summary of Stock Option Continuation Policy—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended March 31, 2009.*
	(aa)	Olin Corporation Contributing Employee Ownership Plan Amended and Restated effective as of December 31, 2009—Exhibit 10(dd) to Olin’s Form 10-K for 2009.*
	(bb)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
(cc)
Purchase Agreement dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc.—Exhibit 2.1 to Olin’s Form 8-K dated March 3, 2011.*

	(dd)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(ee)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(ff)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
	(gg)	Agreement and Plan of Merger dated as of May 20, 2007, among Olin Corporation, Princeton Merger Corp., and Pioneer Companies, Inc.—Exhibit 2.1 to Olin’s Form 8-K dated May 21, 2007.*
	(hh)	Purchase Agreement dated as of October 15, 2007, among Global Brass and Copper Acquisition Co. and Olin Corporation—Exhibit 2.1 to Olin’s Form 8-K dated October 15, 2007.*
	(ii)	Credit Agreement dated as of April 27, 2012 among Olin Corporation, Olin Canada ULC and the banks named therein—Exhibit 10.1 to Olin’s Form 8-K dated May 3, 2012.*
(jj)
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