Form 10-Q
period 2014-03-31
OLIN CORP
filed 2014-04-28
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of March 31, 2014, 79,009,170 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2014	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$242.9	$307.8	$93.0
Receivables, net	331.0	280.1	364.7
Income tax receivable	2.3	1.9	2.4
Inventories	187.6	186.5	193.3
Current deferred income taxes	49.6	50.4	53.4
Other current assets	15.3	13.2	15.6
Total current assets	828.7	839.9	722.4
Property, plant and equipment (less accumulated depreciation of $1,287.3, $1,259.1 and $1,191.2)	968.6	987.8	1,025.4
Prepaid pension costs	1.6	1.7	2.1
Restricted cash	3.6	4.2	10.7
Deferred income taxes	9.0	9.0	8.9
Other assets	205.2	213.1	219.6
Goodwill	747.1	747.1	747.1
Total assets	$2,763.8	$2,802.8	$2,736.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$12.6	$12.6	$12.2
Accounts payable	164.6	148.7	166.5
Income taxes payable	0.5	1.7	6.1
Accrued liabilities	198.2	244.5	210.4
Total current liabilities	375.9	407.5	395.2
Long-term debt	677.5	678.4	689.3
Accrued pension liability	102.0	115.4	150.7
Deferred income taxes	123.3	117.6	112.7
Other liabilities	377.5	382.8	363.7
Total liabilities	1,656.2	1,701.7	1,711.6
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 79.0, 79.4 and 80.3 shares	79.0	79.4	80.3
Additional paid-in capital	830.5	838.8	857.5
Accumulated other comprehensive loss	(363.5)	(365.1)	(371.1)
Retained earnings	561.6	548.0	457.9
Total shareholders’ equity	1,107.6	1,101.1	1,024.6
Total liabilities and shareholders’ equity	$2,763.8	$2,802.8	$2,736.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Sales	$577.4	$630.0
Operating expenses:
Cost of goods sold	475.4	504.4
Selling and administration	43.7	49.1
Restructuring charges	1.0	2.3
Other operating (expense) income	(0.1)	0.2
Operating income	57.2	74.4
Earnings of non-consolidated affiliates	0.4	0.6
Interest expense	9.7	9.1
Interest income	0.3	0.1
Other expense	—	2.2
Income before taxes	48.2	63.8
Income tax provision	18.7	23.3
Net income	$29.5	$40.5
Net income per common share:
Basic	$0.37	$0.50
Diluted	$0.37	$0.50
Dividends per common share	$0.20	$0.20
Average common shares outstanding:
Basic	79.2	80.2
Diluted	80.5	81.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$29.5	$40.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.7	0.1
Unrealized losses on derivative contracts	(3.1)	(5.1)
Amortization of prior service costs and actuarial losses	4.0	5.2
Total other comprehensive income, net of tax	1.6	0.2
Comprehensive income	$31.1	$40.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2013	80.2	$80.2	$856.1	$(371.3)	$433.4	$998.4
Net income	—	—	—	—	40.5	40.5
Other comprehensive income	—	—	—	0.2	—	0.2
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(16.0)	(16.0)
Common stock repurchased and retired	(0.2)	(0.2)	(4.4)	—	—	(4.6)
Common stock issued for:
Stock options exercised	0.3	0.3	4.4	—	—	4.7
Other transactions	—	—	1.0	—	—	1.0
Stock-based compensation	—	—	0.4	—	—	0.4
Balance at March 31, 2013	80.3	$80.3	$857.5	$(371.1)	$457.9	$1,024.6
Balance at January 1, 2014	79.4	$79.4	$838.8	$(365.1)	$548.0	$1,101.1
Net income	—	—	—	—	29.5	29.5
Other comprehensive income	—	—	—	1.6	—	1.6
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(15.9)	(15.9)
Common stock repurchased and retired	(0.6)	(0.6)	(14.1)	—	—	(14.7)
Common stock issued for:
Stock options exercised	0.2	0.2	5.1	—	—	5.3
Other transactions	—	—	(1.0)	—	—	(1.0)
Stock-based compensation	—	—	1.7	—	—	1.7
Balance at March 31, 2014	79.0	$79.0	$830.5	$(363.5)	$561.6	$1,107.6

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$29.5	$40.5
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(0.4)	(0.6)
Losses (gains) on disposition of property, plant and equipment	0.2	(0.1)
Stock-based compensation	2.1	2.1
Depreciation and amortization	34.2	32.9
Deferred income taxes	6.0	10.4
Qualified pension plan contributions	(0.2)	(0.2)
Qualified pension plan income	(7.3)	(5.9)
Change in:
Receivables	(50.9)	(65.7)
Income taxes receivable/payable	(1.6)	4.3
Inventories	(1.1)	1.8
Other current assets	(1.1)	(2.9)
Accounts payable and accrued liabilities	(13.2)	(20.9)
Other assets	1.7	0.6
Other noncurrent liabilities	(4.8)	1.9
Other operating activities	—	0.6
Net operating activities	(6.9)	(1.2)
Investing Activities
Capital expenditures	(18.6)	(30.2)
Proceeds from disposition of property, plant and equipment	0.7	1.8
Distributions from affiliated companies, net	—	0.1
Restricted cash activity	0.6	1.2
Other investing activities	0.7	0.1
Net investing activities	(16.6)	(27.0)
Financing Activities
Long-term debt repayments	(0.1)	(11.4)
Earn out payment – SunBelt	(14.8)	(17.1)
Common stock repurchased and retired	(14.7)	(4.6)
Stock options exercised	3.6	4.2
Excess tax benefits from stock-based compensation	0.5	0.9
Dividends paid	(15.9)	(16.0)
Net financing activities	(41.4)	(44.0)
Net decrease in cash and cash equivalents	(64.9)	(72.2)
Cash and cash equivalents, beginning of period	307.8	165.2
Cash and cash equivalents, end of period	$242.9	$93.0
Cash paid for interest and income taxes:
Interest	$12.7	$12.6
Income taxes, net of refunds	$13.8	$7.4
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$6.3	$8.0

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate.  We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Certain reclassifications were made to prior year amounts to conform to the 2014 presentation.

RESTRUCTURING CHARGES

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limited our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology reduced the electricity usage per ECU produced by approximately 25%.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removed the highest cost production capacity from our system.  Mercury cell chlor alkali production at the Augusta, GA facility was discontinued at the end of September 2012 and the conversion at Charleston, TN was completed in the second half of 2012 with the successful start-up of two new membrane cell lines. These actions reduced our Chlor Alkali capacity by 160,000 tons. The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the three months ended March 31, 2014 and 2013, we recorded pretax restructuring charges of $0.6 million and $1.5 million, respectively, for employee severance and related benefit costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2014 of approximately $2 million related to exiting the use of mercury cell technology in the chlor alkali manufacturing process.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  Consistent with this decision we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. The full amount of these grants were received in 2011.  We currently expect to complete this relocation by the end of 2016.  For the three months ended March 31, 2014 and 2013, we recorded pretax restructuring charges of $0.4 million and $0.8 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $5 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2010 restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2014:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2013	$13.5	$0.4	$—	$—	$13.9
2013 restructuring charges	0.6	—	0.1	1.6	2.3
Amounts utilized	(0.8)	—	(0.1)	(1.6)	(2.5)
Balance at March 31, 2013	$13.3	$0.4	$—	$—	$13.7
Balance at January 1, 2014	$10.2	$—	$—	$—	$10.2
2014 restructuring charges	0.2	—	0.1	0.7	1.0
Amounts utilized	(0.6)	—	(0.1)	(0.7)	(1.4)
Balance at March 31, 2014	$9.8	$—	$—	$—	$9.8

The following table summarizes the cumulative restructuring charges of these 2010 restructuring actions by major component through March 31, 2014:

	Chlor Alkali Products	Winchester	Total
	($ in millions)
Write-off of equipment and facility	$17.5	$—	$17.5
Employee severance and job related benefits	4.7	12.4	17.1
Facility exit costs	13.8	1.5	15.3
Pension and other postretirement benefits curtailment	—	4.1	4.1
Employee relocation costs	0.7	4.5	5.2
Lease and other contract termination costs	0.7	—	0.7
Total cumulative restructuring charges	$37.4	$22.5	$59.9

As of March 31, 2014, we have incurred cash expenditures of $21.8 million and non-cash charges of $28.3 million related to these restructuring actions.  The remaining balance of $9.8 million is expected to be paid out through 2016.

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

Allowance for doubtful accounts receivable consisted of the following:

	March 31,
	2014	2013
	($ in millions)
Balance at beginning of year	$3.4	$3.6
Provisions charged	0.3	0.5
Write-offs, net of recoveries	—	(0.1)
Balance at end of period	$3.7	$4.0

INVENTORIES

Inventories consisted of the following:

	March 31, 2014	December 31, 2013	March 31, 2013
	($ in millions)
Supplies	$42.5	$40.5	$37.7
Raw materials	74.0	76.5	75.1
Work in process	34.3	26.4	28.7
Finished goods	116.2	115.9	132.6
	267.0	259.3	274.1
LIFO reserve	(79.4)	(72.8)	(80.8)
Inventories, net	$187.6	$186.5	$193.3

Inventories are valued at the lower of cost or market. The Chlor Alkali Products and Winchester segments inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. The Chemical Distribution segment inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts and maintenance parts.  Elements of costs in inventories included raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2014 reflect certain estimates relating to inventory quantities and costs at December 31, 2014.  The replacement cost of our inventories would have been approximately $79.4 million, $72.8 million and $80.8 million higher than reported at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

OTHER ASSETS

Included in other assets were the following:

	March 31, 2014	December 31, 2013	March 31, 2013
	($ in millions)
Investments in non-consolidated affiliates	$22.0	$21.6	$29.8
Intangible assets (less accumulated amortization of $31.7, $28.0 and $17.0)	134.4	138.1	149.1
Deferred debt issuance costs	13.5	14.4	16.7
Interest rate swaps	5.3	5.9	7.7
Other	30.0	33.1	16.3
Other assets	$205.2	$213.1	$219.6

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2014	2013
Computation of Income per Share	($ and shares in millions, except per share data)
Net income	$29.5	$40.5
Basic shares	79.2	80.2
Basic net income per share	$0.37	$0.50
Diluted shares:
Basic shares	79.2	80.2
Stock-based compensation	1.3	1.0
Diluted shares	80.5	81.2
Diluted net income per share	$0.37	$0.50

The computation of dilutive shares from stock-based compensation does not include 0.6 million shares and 1.4 million shares for the three months ended March 31, 2014 and 2013, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2013 and are expected to be material to operating results in 2014.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $144.9 million, $144.6 million and $145.5 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, of which $126.9 million, $126.6 million and $124.5 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in cost of goods sold, were $3.5 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of March 31, 2014, December 31, 2013 and March 31, 2013, our condensed balance sheets included liabilities for these legal actions of $19.3 million, $19.3 million and $14.6 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. This authorization replaced the July 2011 share repurchase program, which had 2.5 million shares remaining to be purchased as of March 31, 2014. For the three months ended March 31, 2014 and 2013, 0.6 million and 0.2 million shares were purchased and retired under the July 2011 program at a cost of $14.7 million and $4.6 million, respectively.  As of March 31, 2014, we had purchased a total of 2.5 million shares under the July 2011 program.

We issued 0.2 million and 0.3 million shares representing stock options exercised for the three months ended March 31, 2014 and 2013, respectively, with a total value of $5.3 million and $4.7 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2013	$2.1	$4.7	$(378.1)	$(371.3)
Unrealized gains (losses)	0.1	(4.1)	—	(4.0)
Reclassification adjustments into income	—	(1.0)	5.2	4.2
Balance at March 31, 2013	$2.2	$(0.4)	$(372.9)	$(371.1)
Balance at January 1, 2014	$(0.5)	$0.9	$(365.5)	$(365.1)
Unrealized gains (losses)	0.7	(3.5)	—	(2.8)
Reclassification adjustments into income	—	0.4	4.0	4.4
Balance at March 31, 2014	$0.2	$(2.2)	$(361.5)	$(363.5)

Net income and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss. Unrealized gains and losses on derivative contract (net of taxes) activity in accumulated other comprehensive loss included deferred tax benefits of $2.0 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively.

Net income, cost of goods sold and selling and and administrative expenses included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss. This amortization is recognized equally in cost of goods sold and selling and administrative expenses. Pension and postretirement benefits (net of taxes) activity in accumulated other comprehensive loss included deferred tax provisions of $2.5 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively.

SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, other operating (expense) income, other expense and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $20.7 million and $17.3 million for the three months ended March 31, 2014 and 2013, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Three Months Ended March 31,
	2014	2013
Sales:	($ in millions)
Chlor Alkali Products	$328.3	$348.9
Chemical Distribution	69.2	110.4
Winchester	200.6	188.0
Intersegment sales elimination	(20.7)	(17.3)
Total sales	$577.4	$630.0
Income (loss) before taxes:
Chlor Alkali Products	$34.3	$58.5
Chemical Distribution	(0.8)	4.1
Winchester	38.3	31.3
Corporate/other:
Pension income	7.9	6.3
Environmental expense	(3.5)	(1.8)
Other corporate and unallocated costs	(17.5)	(21.3)
Restructuring charges	(1.0)	(2.3)
Other operating (expense) income	(0.1)	0.2
Interest expense	(9.7)	(9.1)
Interest income	0.3	0.1
Other expense	—	(2.2)
Income before taxes	$48.2	$63.8

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2014	2013
	($ in millions)
Stock-based compensation	$2.9	$2.7
Mark-to-market adjustments	(0.9)	1.8
Total expense	$2.0	$4.5

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2014	2013
Dividend yield	3.13%	3.44%
Risk-free interest rate	2.13%	1.35%
Expected volatility	42%	43%
Expected life (years)	7.0	7.0
Grant fair value (per option)	$8.30	$7.05
Exercise price	$25.57	$23.28
Shares granted	589,000	621,000

Dividend yield for 2014 and 2013 was based on a historical average.  Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options.  Expected volatility was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility.  Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $4.1 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.4	$1.7	$0.3	$0.4
Interest cost	21.6	20.2	0.7	0.7
Expected return on plans’ assets	(34.9)	(34.4)	—	—
Recognized actuarial loss	5.5	7.5	1.0	1.0
Net periodic benefit (income) cost	$(6.4)	$(5.0)	$2.0	$2.1

We made cash contributions to our Canadian qualified defined benefit pension plan of $0.2 million for both the three months ended March 31, 2014 and 2013.

As part of the acquisition of K. A. Steel Chemicals Inc. (KA Steel), as of March 31, 2014, we have recorded a contingent liability of $10.0 million for the withdrawal from a multi-employer defined benefit pension plan.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35.0% to income before taxes.

	Three Months Ended March 31,
Effective Tax Rate Reconciliation (Percent)	2014	2013
Statutory federal tax rate	35.0%	35.0%
Foreign rate differential	(0.1)	(0.1)
Domestic manufacturing/export tax incentive	(2.1)	(1.1)
Dividends paid to CEOP	(0.3)	(0.4)
Remeasurement of deferred taxes	(0.3)	—
Change in valuation allowance	4.2	—
State income taxes, net	2.4	2.9
Other, net	—	0.2
Effective tax rate	38.8%	36.5%

The effective tax rate for the three months ended March 31, 2014 included $1.6 million of expense primarily associated with increases in valuation allowances on certain state tax credit carryforwards associated with a change in a state tax law.

As of March 31, 2014, we had $34.3 million of gross unrecognized tax benefits, which would have a net $30.4 million impact on the effective tax rate, if recognized.  As of March 31, 2013, we had $40.1 million of gross unrecognized tax benefits, of which $38.4 million would have impacted the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:

	March 31,
	2014	2013
	($ in millions)
Balance at beginning of year	$34.5	$40.1
Settlement with taxing authorities	(0.2)	—
Balance at end of period	$34.3	$40.1

As of March 31, 2014, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $5.4 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

We operate primarily in North America and file income tax returns in numerous jurisdictions.  Our tax returns are subject to examination by various federal, state and local tax authorities.  Our U.S. federal income tax returns are under examination by the Internal Revenue Service (IRS) for tax years 2008, 2010 and 2011. Our Canadian federal income tax returns are under examination by Canada Revenue Authority (CRA) for tax years 2010 and 2011. Our Canadian provincial income tax returns are under examination by Quebec Revenue Authority for tax years 2008 to 2011. We believe we have adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued positions.  For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2008; 2010 – 2013
U.S. state income tax	2006 – 2013
Canadian federal income tax	2009 – 2013
Canadian provincial income tax	2008 – 2013

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw material and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester and Chemical Distribution segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  The majority of our commodity derivatives expire within one year.  Those commodity contracts that extend beyond one year correspond with raw material purchases for long-term fixed-price sales contracts.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2014, $5.5 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

Cash flow hedges

ASC 815 requires that all derivative instruments be recorded on the balance sheet at their fair value.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income until the hedged item is recognized in earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	March 31, 2014	December 31, 2013	March 31, 2013
	($ in millions)
Copper	$51.9	$45.3	$49.8
Zinc	5.4	4.5	5.8
Lead	21.3	22.8	40.3
Natural gas	6.8	5.5	6.1

As of March 31, 2014, the counterparty to $57.4 million of these commodity forward contracts is Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution, and the counterparty to $28.0 million of these commodity forward contracts is Citibank, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company’s manufacturing process.  At March 31, 2014, we had open positions in futures contracts through 2018.  If all open futures contracts had been settled on March 31, 2014, we would have recognized a pretax loss of $3.9 million.

If commodity prices were to remain at March 31, 2014 levels, approximately $1.6 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of March 31, 2014, December 31, 2013 and March 31, 2013.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2014, $1.1 million of this gain was included in long-term debt. Pursuant to a note purchase agreement dated December 22, 1997, the SunBelt Chlor Alkali Partnership (SunBelt) sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2013
		($ in millions)				($ in millions)
Interest rate contracts	Other assets	$—	$—	$—	Long-term debt	$6.6	$7.3	$9.5
Commodity contracts – losses	Other current assets	—	(2.4)	—	Accrued liabilities	4.8	—	4.4
Commodity contracts – gains	Other current assets	—	3.6	—	Accrued liabilities	(1.0)	—	(3.1)
		$—	$1.2	$—		$10.4	$7.3	$10.8
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other assets	$6.8	$7.6	$10.8	Other liabilities	$—	$—	$—
Interest rate contracts – losses	Other assets	(1.5)	(1.7)	(3.1)	Other liabilities	—	—	—
Commodity contracts – gains	Other current assets	—	0.2	1.0	Accrued liabilities	(0.4)	—	—
Commodity contracts – losses	Other current assets	—	(0.1)	—	Accrued liabilities	—	—	—
		$5.3	$6.0	$8.7		$(0.4)	$—	$—
Total derivatives(1)		$5.3	$7.2	$8.7		$10.0	$7.3	$10.8

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2014	2013
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(5.7)	$(6.8)

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(0.6)	$1.7
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.7	$0.7
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$0.6	$0.9

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of March 31, 2014, December 31, 2013 and March 31, 2013, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was zero, zero and $0.2 million, respectively. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at March 31, 2014	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$5.3	$—	$5.3
Liabilities
Interest rate swaps	$—	$6.6	$—	$6.6
Commodity forward contracts	—	3.4	—	3.4
Balance at December 31, 2013
Assets
Interest rate swaps	$—	$5.9	$—	$5.9
Commodity forward contracts	—	1.3	—	1.3
Liabilities
Interest rate swaps	$—	$7.3	$—	$7.3
Earn out	—	—	26.7	26.7
Balance at March 31, 2013
Assets
Interest rate swaps	$—	$7.7	$—	$7.7
Commodity forward contracts	—	1.0	—	1.0
Liabilities
Interest rate swaps	$—	$9.5	$—	$9.5
Commodity forward contracts	0.2	1.1	—	1.3
Earn out	—	—	21.0	21.0

For the three months ended March 31, 2014, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	March 31,
	2014	2013
	($ in millions)
Balance at beginning of year	$26.7	$42.0
Settlements	(26.7)	(23.2)
Unrealized losses included in other expense	—	2.2
Balance at end of period	$—	$21.0

Interest Rate Swaps

The fair value of the interest rate swaps was included in other assets and long-term debt as of March 31, 2014, December 31, 2013 and March 31, 2013.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of March 31, 2014, December 31, 2013 and March 31, 2013, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at March 31, 2014	$—	$558.5	$153.0	$711.5	$690.1
Balance at December 31, 2013	—	561.4	153.0	714.4	691.0
Balance at March 31, 2013	—	591.0	153.0	744.0	701.5

Earn Out

The fair value of the earn out associated with the SunBelt acquisition was estimated using a probability-weighted discounted cash flow model.  This fair value measurement was based on significant inputs not observed in the market.  Key assumptions used in determining the fair value of the earn out included the discount rate and cash flow projections.

During the three months ended March 31, 2014 and 2013, we paid $26.7 million and $23.2 million, respectively, for the earn out related to the 2013 and 2012 SunBelt performance.  The earn out payments for the three months ended March 31, 2014 and 2013 included $14.8 million and $17.1 million, respectively, that were recognized as part of the original purchase price.  The $14.8 million and $17.1 million are included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of March 31, 2014, December 31, 2013 and March 31, 2013.

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

Executive Summary

Chlor Alkali Products’ segment income was $34.3 million for the first quarter of 2014, which decreased from the first quarter 2013 segment income of $58.5 million. The decrease in segment income was the result of lower product prices, primarily caustic soda and hydrochloric acid, unusual winter weather-related costs of $5.5 million and decreased volumes, primarily chlorine and caustic soda, which were partially offset by increased shipments of bleach, hydrochloric acid and potassium hydroxide. Chlor Alkali Products’ first quarter 2014 segment income improved sequentially from the fourth quarter 2013 level of $30.7 million, as a result of improved volumes, primarily chlorine and caustic soda, partially offset by lower product prices, primarily caustic soda and hydrochloric acid, and unusual winter weather-related costs of $5.5 million. Our operating rate for the three months ended March 31, 2014 was 79%, which was lower than the first quarter of 2013 level of 85%. During the first quarter of 2014, two Chlor Alkali facilities experienced multi-day unplanned outages due to weather-related electricity curtailments.

First quarter of 2014 ECU netbacks were approximately $520 which is 8% lower than the first quarter of 2013 ECU netbacks of approximately $565 and 1% lower than the fourth quarter of 2013 ECU netbacks of approximately $525. The decrease in both periods was due to lower caustic soda prices, partially offset by higher chlorine prices. ECU netbacks in the second quarter of 2014 are forecast to be higher than the first quarter of 2014 reflecting improvements in caustic soda prices partially offset by lower chlorine prices. In the first quarter of 2014, we announced a chlorine price increase of $50 per ton and a caustic soda price increase of $50 per ton, which includes the reinstatement of the fourth quarter of 2013 $40 per ton caustic soda price increase. While the success of these price increases are not yet known, the majority of the benefit, if realized, would impact third quarter of 2014 results.

Chemical Distribution segment (loss) income was $(0.8) million for the three months ended March 31, 2014 and $4.1 million for the three months ended March 31, 2013. Chemical Distribution segment earnings were lower than the comparable period in the prior year because of decreased caustic soda volumes, which were negatively impacted by the winter weather in the Midwest, lower caustic soda margins and increased operating costs, primarily weather-related costs. Depreciation and amortization expense included in segment earnings for the three months ended March 31, 2014 and 2013 of $4.0 million and $3.8 million, respectively, were primarily associated with the acquisition fair valuing of KA Steel. As a result of acquiring KA Steel in August of 2012, between Chlor Alkali Products and KA Steel we anticipate realizing approximately $35 million of annual synergies at the end of 2015. These synergies include opportunities to sell additional volumes of products we produce such as caustic soda, bleach, hydrochloric acid and potassium hydroxide through KA Steel and to optimize freight cost and logistics assets between our Chlor Alkali Products segment and KA Steel.

Winchester segment income was $38.3 million for the three months ended March 31, 2014 compared to $31.3 million for the three months ended March 31, 2013. The increase in first quarter segment income compared to the comparable period last year reflects the impact of increased volumes due to the continuation of the stronger than historical demand that began in the fourth quarter of 2012 and improved selling prices.

Consolidated Results of Operations

	Three Months Ended March 31,
	2014	2013
	($ in millions, except per share data)
Sales	$577.4	$630.0
Cost of goods sold	475.4	504.4
Gross margin	102.0	125.6
Selling and administration	43.7	49.1
Restructuring charges	1.0	2.3
Other operating (expense) income	(0.1)	0.2
Operating income	57.2	74.4
Earnings of non-consolidated affiliates	0.4	0.6
Interest expense	9.7	9.1
Interest income	0.3	0.1
Other expense	—	2.2
Income before taxes	48.2	63.8
Income tax provision	18.7	23.3
Net income	$29.5	$40.5
Net income per common share:
Basic	$0.37	$0.50
Diluted	$0.37	$0.50

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Sales for the three months ended March 31, 2014 were $577.4 million compared to $630.0 million in the same period last year, a decrease of $52.6 million, or 8%.  Chemical Distribution segment sales decreased by $41.2 million primarily due to decreased caustic soda volumes, which were negatively impacted by the winter weather in the Midwest, and lower caustic soda prices. Chlor Alkali Products segment sales decreased by $20.6 million primarily due to lower product prices, primarily caustic soda and hydrochloric acid. These decreases were partially offset by increased Winchester sales of $12.6 million, or 7%, from the three months ended March 31, 2013 primarily due to increased shipments to domestic commercial, international and law enforcement customers and higher selling prices.

Gross margin decreased $23.6 million, or 19%, compared to the three months ended March 31, 2013. Chlor Alkali gross margin decreased by $27.3 million, primarily due to lower product prices, primarily caustic soda and hydrochloric acid, higher operating costs, primarily associated with unusual winter weather-related costs experienced during the quarter, and decreased volumes, primarily chlorine and caustic soda, which were partially offset by increased shipments of bleach, hydrochloric acid and potassium hydroxide. Chemical Distribution gross margin was lower by $4.3 million due to decreased caustic soda volumes, which were negatively impacted by the winter weather in the Midwest, lower caustic soda margins and increased operating costs, primarily weather-related costs. These decreases were partially offset by increased Winchester gross margin ($7.2 million), primarily due to increased shipments to domestic commercial, international and law enforcement customers and higher selling prices. Gross margin as a percentage of sales decreased to 18% in 2014 from 20% in 2013.

Selling and administration expenses for the three months ended March 31, 2014 decreased $5.4 million, or 11%, from the three months ended March 31, 2013 primarily due to decreased management incentive compensation expense of $4.2 million, which includes mark-to-market adjustments on stock-based compensation, and decreased legal and legal-related settlement expenses of $2.1 million. These decreases were partially offset by increased salary and benefit costs of $0.6 million and increased consulting fees of $0.4 million. Selling and administration expenses as a percentage of sales were 8% in 2014 and 2013.

Restructuring charges for the three months ended March 31, 2014 and 2013 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Interest expense increased by $0.6 million for the three months ended March 31, 2014, primarily due to a decrease in capitalized interest of $0.8 million primarily due to the completion of the low salt, high strength bleach facility and hydrochloric acid expansion project at our Henderson, NV chlor alkali site in the first quarter of 2013, partially offset by a lower level of debt outstanding.

Other expense for the three months ended March 31, 2013 included $2.2 million of expense for our earn out liability from the SunBelt acquisition.

The effective tax rate for the three months ended March 31, 2014 included $1.6 million of expense primarily associated with increases in valuation allowances on certain state tax credit carryforwards associated with a change in a state tax law. After giving consideration to this item of $1.6 million, the effective tax rate for the three months ended March 31, 2014 of 35.5% was higher than the 35% U.S. federal statutory rate, primarily due to state income taxes net of the utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP. The effective tax rate for the three months ended March 31, 2013 was 36.5% which includes the effect of state income taxes net of the utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other operating (expense) income, other expense and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $20.7 million and $17.3 million for the three months ended March 31, 2014 and 2013, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Three Months Ended March 31,
	2014	2013
Sales:	($ in millions)
Chlor Alkali Products	$328.3	$348.9
Chemical Distribution	69.2	110.4
Winchester	200.6	188.0
Intersegment sales elimination	(20.7)	(17.3)
Total sales	$577.4	$630.0
Income (loss) before taxes:
Chlor Alkali Products(1)	$34.3	$58.5
Chemical Distribution	(0.8)	4.1
Winchester	38.3	31.3
Corporate/other:
Pension income(2)	7.9	6.3
Environmental expense	(3.5)	(1.8)
Other corporate and unallocated costs	(17.5)	(21.3)
Restructuring charges(3)	(1.0)	(2.3)
Other operating (expense) income	(0.1)	0.2
Interest expense(4)	(9.7)	(9.1)
Interest income	0.3	0.1
Other expense(5)	—	(2.2)
Income before taxes	$48.2	$63.8

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $0.4 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. During October 2013, we sold our equity interest in a bleach joint venture.

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

(3)
Restructuring charges for the three months ended March 31, 2014 and 2013 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(4)	Interest expense was reduced by capitalized interest of zero and $0.8 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

(5)	Other expense for the three months ended March 31, 2013 included $2.2 million of expense for our earn out liability from the SunBelt acquisition.

Chlor Alkali Products

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Chlor Alkali Products’ sales for the three months ended March 31, 2014 were $328.3 million compared to $348.9 million for the three months ended March 31, 2013, a decrease of $20.6 million.  The sales decrease was primarily due to lower product prices ($20.4 million), primarily caustic soda and hydrochloric acid, and lower volumes of chlorine and caustic soda ($20.4 million). These decreases were partially offset by increased shipments of hydrochloric acid which increased sales by $11.3 million, increased shipments of potassium hydroxide which increased sales by $7.3 million and increased bleach shipments which increased sales by $2.2 million. Our ECU netbacks were approximately $520 for the three months ended March 31, 2014 compared to approximately $565 for the three months ended March 31, 2013.  Our operating rate for the three months ended March 31, 2014 was 79%, compared to the operating rate of 85% for the three months ended March 31, 2013. During the first quarter of 2014, two Chlor Alkali facilities experienced multi-day unplanned outages due to weather-related electricity curtailments.

Chlor Alkali Products generated segment income of $34.3 million for the three months ended March 31, 2014, compared to $58.5 million for the same period in 2013, a decrease of $24.2 million.  Chlor Alkali Products segment income was lower primarily due to lower product prices ($20.4 million), primarily caustic soda and hydrochloric acid, higher operating costs ($2.9 million), primarily associated with unusual winter weather-related costs experienced during the quarter ($5.5 million), and decreased volumes ($0.9 million), primarily chlorine and caustic soda, which were partially offset by increased shipments of bleach, hydrochloric acid and potassium hydroxide. The winter weather-related costs included electricity surcharges and increased maintenance costs.

Chemical Distribution

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Chemical Distribution sales for the three months ended March 31, 2014 were $69.2 million compared to $110.4 million for the three months ended March 31, 2013, a decrease of $41.2 million.  The sales decrease was primarily due to lower caustic soda volumes ($34.1 million), which were negatively impacted by the winter weather in the Midwest, and decreased caustic soda prices ($6.7 million).

Chemical Distribution segment (loss) income was $(0.8) million for the three months ended March 31, 2014 and $4.1 million for the three months ended March 31, 2013, a decrease of $4.9 million. Chemical Distribution segment earnings were lower than the comparable period in the prior year as a result of decreased caustic soda volumes ($3.5 million), which were negatively impacted by the winter weather in the Midwest, lower caustic soda margins ($0.8 million) and increased operating costs ($0.6 million), primarily weather-related costs. The winter weather-related costs included increased steam usage and rail car demurrage. Depreciation and amortization expense included in segment earnings for the three months ended March 31, 2014 and 2013 of $4.0 million and $3.8 million, respectively, were primarily associated with the acquisition fair valuing of KA Steel.

Winchester

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Winchester sales were $200.6 million for the three months ended March 31, 2014 compared to $188.0 million for the three months ended March 31, 2013, an increase of $12.6 million, or 7%.  Sales of ammunition to domestic commercial customers were higher by $6.5 million, shipments to international customers increased by $3.8 million, shipments to law enforcement agencies increased by $1.3 million and shipments to military customers were higher by $0.5 million.

Winchester reported segment income of $38.3 million for the three months ended March 31, 2014 compared to $31.3 million for the three months ended March 31, 2013, an increase of $7.0 million, or 22%.  The increase was due to increased volumes ($3.6 million), higher selling prices ($2.9 million) and decreased operating costs ($1.0 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($1.5 million). These increases were partially offset by increased commodity and other material costs ($0.5 million).

Corporate/Other

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

For the three months ended March 31, 2014, pension income included in corporate/other was $7.9 million compared to $6.3 million for the three months ended March 31, 2013.  On a total company basis, defined benefit pension income for the three months ended March 31, 2014 was $6.4 million compared to $5.0 million for the three months ended March 31, 2013.

For the three months ended March 31, 2014, charges to income for environmental investigatory and remedial activities were $3.5 million compared to $1.8 million for the three months ended March 31, 2013. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2014, other corporate and unallocated costs were $17.5 million compared to $21.3 million for the three months ended March 31, 2013, a decrease of $3.8 million, or 18%.  The decrease was primarily due to decreased stock-based compensation of $3.4 million, which includes mark-to-market adjustments, and a decrease in the elimination of intersegment profits in inventory on sales between the Chlor Alkali Products segment and the Chemical Distribution segment of $0.4 million.

Outlook

Net income in the second quarter of 2014 is projected to be in the $0.40 to $0.45 per diluted share range compared to $0.54 per diluted share in the second quarter of 2013.
In Chlor Alkali Products, the second quarter of 2014 segment earnings are forecasted to decline compared to the second quarter of 2013 segment earnings of $50.2 million as lower ECU netbacks are partially offset by lower costs. The Chlor Alkali Products operating rate in the second quarter of 2014 is expected to improve compared to the second quarter of 2013 operating rate of 84%.
First quarter of 2014 ECU netbacks were approximately $520 which is 8% lower than the first quarter of 2013 ECU netbacks of approximately $565 and 1% lower than the fourth quarter of 2013 ECU netbacks of approximately $525. The decrease in both periods was due to lower caustic soda prices, partially offset by higher chlorine prices. ECU netbacks in the second quarter of 2014 are forecast to be higher than the first quarter of 2014 reflecting improvements in caustic soda prices partially offset by lower chlorine prices. In the first quarter of 2014, we announced a chlorine price increase of $50 per ton and a caustic soda price increase of $50 per ton, which includes the reinstatement of the fourth quarter of 2013 $40 per ton caustic soda price increase. While the success of these price increases are not yet known, the majority of the benefit, if realized, would impact third quarter of 2014 results.
Chemical Distribution second quarter 2014 segment earnings are expected to be similar to the second quarter of 2013 segment earnings of $2.2 million.

Winchester second quarter 2014 segment earnings are expected to be lower than the $37.1 million in segment earnings achieved during the second quarter of 2013 due to a more historical level of seasonal demand for shotshell ammunition and reduced levels of pistol, rifle and rimfire inventory in our system, which is forecast to reduce total ammunition sales and segment earnings. The elevated level of commercial demand that the Winchester business began to experience in early November 2012 continued through the first quarter of 2014. This surge in demand has been across all of Winchester's commercial product offerings. The Winchester commercial backlog on March 31, 2014 was $421.2 million compared to $496.9 million at December 31, 2013, $495.5 million at March 31, 2013 and $137.0 million at March 31, 2012. Based on the elevated level of first quarter 2014 commercial demand, the level of the commercial backlog and the absence of any significant inventory throughout the supply chain, Winchester anticipates that higher than historical levels of demand from its commercial customers for pistol, rifle and rimfire will continue through the third quarter of 2014.
In October 2011, Winchester opened the new centerfire production facility in Oxford, MS. During 2013, the relocation of the centerfire pistol manufacturing equipment was completed and the relocation of the centerfire rifle manufacturing equipment was initiated. In the first quarter of 2014, approximately 38% of Winchester’s rifle ammunition was produced in Oxford, MS. This relocation, which is projected to be completed in 2016, is forecast to reduce Winchester's annual operating costs by approximately $35 million to $40 million. We expect the centerfire relocation project to generate operating cost savings of approximately $22 million to $26 million in 2014 compared to $16.7 million realized in 2013.
Second quarter 2014 Other Corporate and Unallocated costs are expected to be similar to the second quarter 2013 Other Corporate and Unallocated costs of $20.3 million. We anticipate that full year 2014 Other Corporate and Unallocated costs will decline compared with the full year 2013 Other Corporate and Unallocated costs of $79.0 million.
During the second quarter of 2014, we are anticipating environmental expenses in the $3 million to $5 million range compared to $2.4 million in the second quarter of 2013. We anticipate that full year 2014 charges for environmental investigatory and remedial activities will be in the $15 million to $20 million range.  We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods during 2014.
We expect defined benefit pension plan income in 2014 to be higher than the 2013 level of $20.5 million.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2014 and under the pension funding relief law passed in 2012, we may not be required to make any additional contributions for several years. We do have a small Canadian qualified defined benefit pension plan to which we anticipate cash contributions of approximately $1 million in 2014.
During the second quarter of 2014, we are anticipating pretax restructuring charges of approximately $2.5 million, primarily associated with the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing process.  We expect total restructuring charges for 2014 related to these projects to be in the $5 million to $6 million range. We expect to incur additional restructuring charges through 2016 totaling approximately $3 million related to the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.
In 2014, we expect our capital spending to be in the $85 million to $95 million range, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We expect 2014 depreciation and amortization expense to be in the $135 million to $140 million range.
We believe the 2014 effective tax rate will be in the 35% to 37% range.
Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $3.5 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.

Our liabilities for future environmental expenditures were as follows:

	March 31,
	2014	2013
	($ in millions)
Balance at beginning of year	$144.6	$146.5
Charges to income	3.5	1.8
Remedial and investigatory spending	(2.8)	(2.5)
Currency translation adjustments	(0.4)	(0.3)
Balance at end of period	$144.9	$145.5

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2014 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $20 million.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $2.5 million at March 31, 2014.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2013 and are expected to be material to operating results in 2014 and future years.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $144.9 million at March 31, 2014, $144.6 million at December 31, 2013 and $145.5 million at March 31, 2013, of which $126.9 million, $126.6 million and $124.5 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of March 31, 2014, December 31, 2013 and March 31, 2013, our condensed balance sheets included liabilities for these legal actions of $19.3 million, $19.3 million and $14.6 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
	2014	2013
Provided By (Used For)	($ in millions)
Net operating activities	$(6.9)	$(1.2)
Capital expenditures	(18.6)	(30.2)
Restricted cash activity	0.6	1.2
Net investing activities	(16.6)	(27.0)
Long-term debt repayments	(0.1)	(11.4)
Earn out payment – SunBelt	(14.8)	(17.1)
Common stock repurchased and retired	(14.7)	(4.6)
Net financing activities	(41.4)	(44.0)

Operating Activities

For the three months ended March 31, 2014, cash used for operating activities increased by $5.7 million from the three months ended March 31, 2013, primarily due to lower earnings and a $6.4 million increase in cash tax payments. These increases were partially offset by a smaller increase in working capital.  For the three months ended March 31, 2014, working capital increased $67.9 million compared to an increase of $83.4 million in 2013.  Receivables increased from December 31, 2013 by $50.9 million as a result of higher sales in the first quarter of 2014 compared with fourth quarter of 2013.  Accounts payable and accrued liabilities decreased from December 31, 2013 by $13.2 million.

Investing Activities

Capital spending of $18.6 million for the three months ended March 31, 2014 was $11.6 million lower than the corresponding period in 2013.  The decreased capital spending was primarily due to the completion of the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site during the first quarter of 2013.

For the total year 2014, we expect our capital spending to be in the $85 million to $95 million range, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We expect depreciation and amortization expense to be in the $135 million to $140 million range for 2014.

For the three months ended March 31, 2014 and 2013, we utilized $0.6 million and $1.2 million, respectively, of restricted cash that was required to be used to fund capital projects in Alabama, Mississippi and Tennessee.

Financing Activities

In January 2013, we repaid $11.4 million of 2013 Notes, which became due.

For the three months ended March 31, 2014 and 2013, we paid $26.7 million and $23.2 million, respectively, for the earn out related to the 2013 and 2012 SunBelt performance.  The earn out payments for the three months ended March 31, 2014 and 2013 included $14.8 million and $17.1 million, respectively, that were recognized as part of the original purchase price.  The $14.8 million and $17.1 million are included as a financing activity in the statement of cash flows.

For the three months ended March 31, 2014 and 2013, we purchased and retired 0.6 million and 0.2 million shares with a total value of $14.7 million and $4.6 million, respectively, under the share repurchase program approved by our board of directors on July 21, 2011.

We issued 0.2 million shares and 0.3 million shares representing stock options exercised for the three months ended March 31, 2014 and 2013, respectively, with a total value of $5.3 million and $4.7 million, respectively.

The percent of total debt to total capitalization decreased to 38.4% at March 31, 2014 from 38.6% at December 31, 2013.  The decrease was due to higher shareholders’ equity primarily resulting from the net income for the three months ended March 31, 2014.

In the first quarters of 2014 and 2013, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the three months ended March 31, 2014 and 2013 were $15.9 million and $16.0 million, respectively.  On April 24, 2014, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 10, 2014 to shareholders of record on May 9, 2014.

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

For the three months ended March 31, 2014, cash used for operating activities increased by $5.7 million from the three months ended March 31, 2013, primarily due to lower earnings and a $6.4 million increase in cash tax payments. These increases were partially offset by a smaller increase in working capital.  For the three months ended March 31, 2014, working capital increased $67.9 million compared to an increase of $83.4 million in 2013.  Receivables increased from December 31, 2013 by $50.9 million as a result of higher sales in the first quarter of 2014 compared with fourth quarter of 2013.  Accounts payable and accrued liabilities decreased from December 31, 2013 by $13.2 million.

Capital spending of $18.6 million for the three months ended March 31, 2014 was $11.6 million lower than the corresponding period in 2013.  The decreased capital spending was primarily due to the completion of the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site during the first quarter of 2013.

For the total year 2014, we expect our capital spending to be in the $85 million to $95 million range, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We expect depreciation and amortization expense to be in the $135 million to $140 million range for 2014.

The overall use of cash of $64.9 million for the three months ended March 31, 2014 primarily reflects the normal seasonal growth in working capital and common stock repurchased and retired. Based on the seasonality of our working capital, our March 31, 2014 unrestricted cash balance of $242.9 million, the restricted cash balance of $3.6 million and the availability of $235.2 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. This authorization replaced the July 2011 program, which had 2.5 million shares remaining to be purchased as of March 31, 2014. For the three months ended March 31, 2014 and 2013, 0.6 million and 0.2 million shares were purchased and retired under the July 2011 program at a cost of $14.7 million and $4.6 million, respectively. As of March 31, 2014, we had purchased a total of 2.5 million shares under the July 2011 program.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U.S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank) as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our ongoing relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of March 31, 2014, $3.6 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

At March 31, 2014, we had $235.2 million available under our $265 million senior revolving credit facility, because we had issued $29.8 million of letters of credit under a $110 million subfacility.  The senior revolving credit facility also has a $50 million Canadian subfacility. The senior revolving credit facility will expire in April 2017. Under the senior revolving credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior revolving credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2014 and 2013, and December 31, 2013, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of March 31, 2014, there were no covenants or other restrictions that limited our ability to borrow.

At March 31, 2014, we had total letters of credit of $35.3 million outstanding, of which $29.8 million were issued under our $265 million senior revolving credit facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations.  As of March 31, 2014, we had long-term borrowings, including current installments, of $690.1 million, of which $155.9 million was issued at variable rates.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011.  The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2014, $1.1 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2014, $5.5 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At March 31, 2014, December 31, 2013 and March 31, 2013, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11), which amends ASC 740 “Income Taxes.” This update provides guidance on the financial statement presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. We adopted the provisions of ASU 2013-11 on January 1, 2014. This update did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04), which amends ASC 405 “Liabilities.” This update clarifies how entities measure obligations resulting from joint and several liability arrangements. We adopted the provisions of ASU 2013-04 on January 1, 2014. This update did not have a material effect on our consolidated financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester and Chemical Distribution segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of March 31, 2014, we maintained open positions on futures contracts totaling $85.4 million ($78.1 million at December 31, 2013 and $102.0 million at March 31, 2013).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2014, we would experience a $8.5 million ($7.8 million at December 31, 2013 and $10.2 million at March 31, 2013) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of March 31, 2014, December 31, 2013 and March 31, 2013, we had long-term borrowings of $690.1 million, $691.0 million and $701.5 million, respectively, of which $155.9 million at March 31, 2014, December 31, 2013 and March 31, 2013 were issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2014, $1.1 million of this gain was included in long-term debt. We had entered into the interest rate swaps, whereby we agreed to pay variable rates to Wells Fargo who, in turn, paid us fixed rates.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2014, $5.5 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	March 31, 2014
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.50%-4.50%	(a)
6.75%, due 2016	$60.0	March 2010	3.50%-4.50%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.50%-4.50%	(a)
6.75%, due 2016	$60.0	October 2011	3.50%-4.50%	(a)

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

Our interest rate swaps reduced interest expense by $0.7 million for both the three months ended March 31, 2014 and 2013.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013, include, but are not limited to the following:

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

Part II - Other Information

Item 1.  Legal Proceedings.

Not Applicable.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	—	—	—
February 1-28, 2014	442,224	25.73	442,224
March 1-31, 2014	125,000	26.32	125,000
Total				2,513,830	(1)

(1)
On July 21, 2011, we announced a share repurchase program approved by the board of directors for the purchase of up to 5 million shares of common stock that will terminate on July 21, 2014.  Through March 31, 2014, 2,486,170 shares had been repurchased under this program. On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that will terminate on April 24, 2017. This authorization replaced the July 2011 program.

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

Date: April 28, 2014

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