Form 10-Q
period 2014-09-30
OLIN CORP
filed 2014-10-24
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of September 30, 2014, 78,194,324 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2014	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$263.6	$307.8	$283.8
Receivables, net	333.4	280.1	343.8
Income tax receivable	4.3	1.9	4.0
Inventories	198.8	186.5	183.5
Current deferred income taxes	45.8	50.4	51.7
Other current assets	11.1	13.2	10.3
Total current assets	857.0	839.9	877.1
Property, plant and equipment (less accumulated depreciation of $1,324.6, $1,259.1 and $1,236.8)	936.4	987.8	991.7
Prepaid pension costs	1.6	1.7	2.1
Restricted cash	2.0	4.2	6.6
Deferred income taxes	11.2	9.0	8.4
Other assets	197.7	213.1	210.0
Goodwill	747.1	747.1	747.1
Total assets	$2,753.0	$2,802.8	$2,843.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$16.4	$12.6	$12.5
Accounts payable	165.5	148.7	170.4
Income taxes payable	0.5	1.7	0.8
Accrued liabilities	209.2	244.5	242.4
Total current liabilities	391.6	407.5	426.1
Long-term debt	672.7	678.4	690.5
Accrued pension liability	64.7	115.4	123.2
Deferred income taxes	139.0	117.6	134.3
Other liabilities	363.8	382.8	371.6
Total liabilities	1,631.8	1,701.7	1,745.7
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 78.2, 79.4 and 79.6 shares	78.2	79.4	79.6
Additional paid-in capital	805.9	838.8	841.6
Accumulated other comprehensive loss	(356.4)	(365.1)	(363.1)
Retained earnings	593.5	548.0	539.2
Total shareholders’ equity	1,121.2	1,101.1	1,097.3
Total liabilities and shareholders’ equity	$2,753.0	$2,802.8	$2,843.0

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$593.6	$670.7	$1,741.4	$1,952.9
Operating expenses:
Cost of goods sold	492.3	528.5	1,431.3	1,564.0
Selling and administration	42.8	36.5	128.5	134.3
Restructuring charges	1.2	1.6	4.5	4.1
Other operating (expense) income	—	(0.4)	0.8	1.3
Operating income	57.3	103.7	177.9	251.8
Earnings of non-consolidated affiliates	0.5	1.0	1.4	2.4
Interest expense	17.7	9.9	37.0	28.7
Interest income	0.2	0.1	0.9	0.3
Other (expense) income	—	(1.9)	0.1	(6.3)
Income from continuing operations before taxes	40.3	93.0	143.3	219.5
Income tax provision	14.2	23.3	51.1	65.6
Income from continuing operations	26.1	69.7	92.2	153.9
Income from discontinued operations, net	—	—	0.7	—
Net income	$26.1	$69.7	$92.9	$153.9
Net income per common share:
Basic income per common share:
Income from continuing operations	$0.33	$0.87	$1.17	$1.92
Income from discontinued operations, net	—	—	0.01	—
Net income	$0.33	$0.87	$1.18	$1.92
Diluted income per common share:
Income from continuing operations	$0.33	$0.86	$1.15	$1.90
Income from discontinued operations, net	—	—	0.01	—
Net income	$0.33	$0.86	$1.16	$1.90
Dividends per common share	$0.20	$0.20	$0.60	$0.60
Average common shares outstanding:
Basic	78.4	79.8	78.8	80.1
Diluted	79.5	80.8	80.0	81.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$26.1	$69.7	$92.9	$153.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1.5)	0.4	(0.5)	(1.8)
Unrealized (losses) gains on derivative contracts	(2.0)	4.1	(2.3)	(5.3)
Amortization of prior service costs and actuarial losses	3.5	4.9	11.5	15.3
Total other comprehensive income, net of tax	—	9.4	8.7	8.2
Comprehensive income	$26.1	$79.1	$101.6	$162.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2013	80.2	$80.2	$856.1	$(371.3)	$433.4	$998.4
Net income	—	—	—	—	153.9	153.9
Other comprehensive income	—	—	—	8.2	—	8.2
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(48.1)	(48.1)
Common stock repurchased and retired	(1.2)	(1.2)	(27.6)	—	—	(28.8)
Common stock issued for:
Stock options exercised	0.4	0.4	7.2	—	—	7.6
Other transactions	0.2	0.2	3.0	—	—	3.2
Stock-based compensation	—	—	2.9	—	—	2.9
Balance at September 30, 2013	79.6	$79.6	$841.6	$(363.1)	$539.2	$1,097.3
Balance at January 1, 2014	79.4	$79.4	$838.8	$(365.1)	$548.0	$1,101.1
Net income	—	—	—	—	92.9	92.9
Other comprehensive income	—	—	—	8.7	—	8.7
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(47.4)	(47.4)
Common stock repurchased and retired	(1.7)	(1.7)	(43.0)	—	—	(44.7)
Common stock issued for:
Stock options exercised	0.4	0.4	8.2	—	—	8.6
Other transactions	0.1	0.1	1.9	—	—	2.0
Balance at September 30, 2014	78.2	$78.2	$805.9	$(356.4)	$593.5	$1,121.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$92.9	$153.9
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(1.4)	(2.4)
Gains on disposition of property, plant and equipment	(0.6)	(1.1)
Stock-based compensation	3.5	6.4
Depreciation and amortization	104.3	101.2
Deferred income taxes	17.9	27.9
Qualified pension plan contributions	(0.6)	(0.7)
Qualified pension plan income	(21.4)	(18.1)
Change in:
Receivables	(46.7)	(44.8)
Income taxes receivable/payable	(10.2)	(2.6)
Inventories	(12.3)	11.6
Other current assets	0.9	2.4
Accounts payable and accrued liabilities	(12.0)	16.1
Other assets	5.1	2.5
Other noncurrent liabilities	(20.0)	(10.6)
Other operating activities	0.1	—
Net operating activities	99.5	241.7
Investing Activities
Capital expenditures	(49.7)	(70.4)
Proceeds from sale/leaseback of equipment	—	35.8
Proceeds from disposition of property, plant and equipment	4.0	4.3
Distributions from affiliated companies, net	—	0.9
Restricted cash activity	2.2	5.3
Other investing activities	(0.5)	(1.8)
Net investing activities	(44.0)	(25.9)
Financing Activities
Long-term debt:
Borrowings	150.0	—
Repayments	(149.2)	(11.4)
Earn out payment – SunBelt	(14.8)	(17.1)
Common stock repurchased and retired	(44.7)	(28.8)
Stock options exercised	6.5	6.8
Excess tax benefits from stock-based compensation	1.1	1.4
Dividends paid	(47.4)	(48.1)
Deferred debt issuance costs	(1.2)	—
Net financing activities	(99.7)	(97.2)
Net (decrease) increase in cash and cash equivalents	(44.2)	118.6
Cash and cash equivalents, beginning of period	307.8	165.2
Cash and cash equivalents, end of period	$263.6	$283.8
Cash paid for interest and income taxes:
Interest	$30.8	$31.3
Income taxes, net of refunds	$42.7	$43.1
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$3.6	$11.1

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

RESTRUCTURING CHARGES

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  We based our decision to convert and reconfigure on several factors.  First, during 2009 and 2010 we had experienced a steady increase in the number of customers unwilling to accept our products manufactured using mercury cell technology.  Second, there was federal legislation passed in 2008 governing the treatment of mercury that significantly limited our recycling options after December 31, 2012.  We concluded that exiting mercury cell technology production after 2012 represented an unacceptable future cost risk.  Further, the conversion of the Charleston, TN plant to membrane technology reduced the electricity usage per ECU produced by approximately 25%.  The decision to reconfigure the Augusta, GA facility to manufacture bleach and distribute caustic soda removed the highest cost production capacity from our system.  Mercury cell chlor alkali production at the Augusta, GA facility was discontinued at the end of September 2012 and the conversion at Charleston, TN was completed in the second half of 2012 with the successful start-up of two new membrane cell lines. These actions reduced our Chlor Alkali capacity by 160,000 tons. The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the three months ended September 30, 2014 and 2013, we recorded pretax restructuring charges of $0.7 million and $1.3 million, respectively, for employee severance and related benefit costs, employee relocation costs, facility exit costs and lease and other contract termination costs related to these actions. For the nine months ended September 30, 2014 and 2013, we recorded pretax restructuring charges of $3.0 million and $2.7 million, respectively, for employee severance and related benefit costs, employee relocation costs, facility exit costs, write-off of equipment and facility and lease and other contract termination costs related to these actions.  We expect to incur additional restructuring charges through 2014 of less than $1 million related to exiting the use of mercury cell technology in the chlor alkali manufacturing process.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  Consistent with this decision we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. The full amount of these grants were received in 2011.  We currently expect to complete this relocation by the end of 2016.  For the three months ended September 30, 2014 and 2013, we recorded pretax restructuring charges of $0.5 million and $0.3 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. For the nine months ended September 30, 2014 and 2013, we recorded pretax restructuring charges of $1.5 million and $1.4 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $3 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2010 restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2014:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2013	$13.5	$0.4	$—	$—	$—	$13.9
Restructuring charges (credits):
First quarter	0.6	—	0.1	1.6	—	2.3
Second quarter	(0.7)	—	0.3	0.6	—	0.2
Third quarter	0.2	(0.4)	0.2	1.6	—	1.6
Amounts utilized	(2.8)	—	(0.6)	(3.8)	—	(7.2)
Balance at September 30, 2013	$10.8	$—	$—	$—	$—	$10.8
Balance at January 1, 2014	$10.2	$—	$—	$—	$—	$10.2
Restructuring charges:
First quarter	0.2	—	0.1	0.7	—	1.0
Second quarter	1.2	—	—	0.8	0.3	2.3
Third quarter	0.5	—	0.3	0.4	—	1.2
Amounts utilized	(1.9)	—	(0.4)	(1.9)	(0.3)	(4.5)
Balance at September 30, 2014	$10.2	$—	$—	$—	$—	$10.2

The following table summarizes the cumulative restructuring charges of these 2010 restructuring actions by major component through September 30, 2014:

	Chlor Alkali Products	Winchester	Total
	($ in millions)
Write-off of equipment and facility	$17.8	$—	$17.8
Employee severance and job related benefits	5.6	13.2	18.8
Facility exit costs	14.8	1.7	16.5
Pension and other postretirement benefits curtailment	—	4.1	4.1
Employee relocation costs	0.9	4.6	5.5
Lease and other contract termination costs	0.7	—	0.7
Total cumulative restructuring charges	$39.8	$23.6	$63.4

As of September 30, 2014, we have incurred cash expenditures of $24.6 million and non-cash charges of $28.6 million related to these restructuring actions.  The remaining balance of $10.2 million is expected to be paid out through 2016.

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

During the nine months ended September 30, 2014, we made a payment of $5.5 million to resolve certain indemnity obligations related to the sale. As a result of the favorable resolution, we recognized a pretax gain of $4.6 million included in income from discontinued operations. The tax provision from discontinued operations included expense of $2.2 million for changes in tax contingencies related to the Metals sale. Income from discontinued operations, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Income from discontinued operations	$—	$—	$4.6	$—
Tax provision	—	—	3.9	—
Income from discontinued operations, net	$—	$—	$0.7	$—

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

Allowance for doubtful accounts receivable consisted of the following:

	September 30,
	2014	2013
	($ in millions)
Balance at beginning of year	$3.4	$3.6
Provisions charged	0.5	0.2
Write-offs, net of recoveries	(0.4)	(0.1)
Balance at end of period	$3.5	$3.7

Provisions credited to operations were $0.2 million for both the three months ended September 30, 2014 and 2013.

INVENTORIES

Inventories consisted of the following:

	September 30, 2014	December 31, 2013	September 30, 2013
	($ in millions)
Supplies	$42.2	$40.5	$41.2
Raw materials	66.9	76.5	70.7
Work in process	35.5	26.4	28.1
Finished goods	130.5	115.9	117.3
	275.1	259.3	257.3
LIFO reserve	(76.3)	(72.8)	(73.8)
Inventories, net	$198.8	$186.5	$183.5

Inventories are valued at the lower of cost or market. The Chlor Alkali Products and Winchester segments inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. The Chemical Distribution segment inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts and maintenance parts.  Elements of costs in inventories included raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2014 reflect certain estimates relating to inventory quantities and costs at December 31, 2014.  The replacement cost of our inventories would have been approximately $76.3 million, $72.8 million and $73.8 million higher than reported at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

OTHER ASSETS

Included in other assets were the following:

	September 30, 2014	December 31, 2013	September 30, 2013
	($ in millions)
Investments in non-consolidated affiliates	$23.0	$21.6	$30.8
Intangible assets (less accumulated amortization of $38.9, $28.0 and $24.4)	127.2	138.1	141.7
Deferred debt issuance costs	11.1	14.4	15.1
Income tax receivable	6.6	—	—
Interest rate swaps	4.1	5.9	6.5
Other	25.7	33.1	15.9
Other assets	$197.7	$213.1	$210.0

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Computation of Income per Share	($ and shares in millions, except per share data)
Income from continuing operations	$26.1	$69.7	$92.2	$153.9
Income from discontinued operations, net	—	—	0.7	—
Net income	$26.1	$69.7	$92.9	$153.9
Basic shares	78.4	79.8	78.8	80.1
Basic income per share:
Income from continuing operations	$0.33	$0.87	$1.17	$1.92
Income from discontinued operations, net	—	—	0.01	—
Net income	$0.33	$0.87	$1.18	$1.92
Diluted shares:
Basic shares	78.4	79.8	78.8	80.1
Stock-based compensation	1.1	1.0	1.2	1.0
Diluted shares	79.5	80.8	80.0	81.1
Diluted income per share:
Income from continuing operations	$0.33	$0.86	$1.15	$1.90
Income from discontinued operations, net	—	—	0.01	—
Net income	$0.33	$0.86	$1.16	$1.90

The computation of dilutive shares from stock-based compensation does not include 0.6 million shares and 0.9 million shares for the three months ended September 30, 2014 and 2013, respectively, and 0.6 million shares and 1.4 million shares for the nine months ended September 30, 2014 and 2013, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2014 and 2013.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $139.7 million, $144.6 million and $143.0 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, of which $121.7 million, $126.6 million and $122.0 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Charges to income	$1.6	$2.0	$6.3	$6.2
Recoveries from third parties of costs incurred and expensed in prior periods	—	(1.3)	—	(1.3)
Total environmental expense	$1.6	$0.7	$6.3	$4.9

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

DEBT

In August 2014, we redeemed our $150.0 million 8.875% senior notes (2019 Notes), which would have matured on August 15, 2019. For the three months ended September 30, 2014, we recognized interest expense of $9.5 million for the call premium and the write-off of unamortized deferred debt issuance costs related to this action.

On June 24, 2014, we entered into a new five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. The new senior credit facilities will expire in June 2019. The new $265.0 million senior revolving credit facility includes a $60.0 million letter of credit subfacility and the option to expand the facility by an additional $100.0 million. At September 30, 2014, we had $249.7 million available under our $265.0 million senior revolving credit facility because we had issued $15.3 million of letters of credit under the $60.0 million subfacility.  The $150.0 million term loan facility includes amortization in equal quarterly installments at a rate of 2.5% annually for the first two years increasing to 5% for the remaining three years. The terms and conditions of the new senior credit facilities are similar to those of our previous $265.0 million senior revolving credit facility except the addition of annual installments on the term loan facility. Under the new senior credit facilities, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facilities is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facilities for the prior fiscal quarter.  The facilities include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2014 and 2013, and December 31, 2013, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  As of September 30, 2014, there were no covenants or other restrictions that limited our ability to borrow.

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of September 30, 2014, December 31, 2013 and September 30, 2013, our condensed balance sheets included liabilities for these legal actions of $22.6 million, $19.3 million and $16.7 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. This authorization replaced the July 2011 share repurchase program.  For the nine months ended September 30, 2014 and 2013, 1.7 million and 1.2 million shares were purchased and retired at a cost of $44.7 million and $28.8 million, respectively.  As of September 30, 2014, we had purchased a total of 1.1 million shares under the April 2014 program, and 6.9 million shares remained authorized to be purchased.

We issued 0.4 million shares representing stock options exercised for both the nine months ended September 30, 2014 and 2013 with a total value of $8.6 million and $7.6 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2013	$2.1	$4.7	$(378.1)	$(371.3)
Unrealized gains (losses):
First quarter	0.1	(4.1)	—	(4.0)
Second quarter	(2.3)	(4.3)	—	(6.6)
Third quarter	0.4	3.0	—	3.4
Reclassification adjustments into income:
First quarter	—	(1.0)	5.2	4.2
Second quarter	—	—	5.2	5.2
Third quarter	—	1.1	4.9	6.0
Balance at September 30, 2013	$0.3	$(0.6)	$(362.8)	$(363.1)
Balance at January 1, 2014	$(0.5)	$0.9	$(365.5)	$(365.1)
Unrealized gains (losses):
First quarter	0.7	(3.5)	—	(2.8)
Second quarter	0.3	4.1	—	4.4
Third quarter	(1.5)	(2.0)	—	(3.5)
Reclassification adjustments into income:
First quarter	—	0.4	4.0	4.4
Second quarter	—	(1.3)	4.0	2.7
Third quarter	—	—	3.5	3.5
Balance at September 30, 2014	$(1.0)	$(1.4)	$(354.0)	$(356.4)

Net income and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss. Unrealized gains and losses on derivative contracts (net of taxes) activity in accumulated other comprehensive loss included deferred tax (benefits) provisions of $(1.3) million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively, and $(1.5) million and $(3.4) million for the nine months ended September 30, 2014 and 2013, respectively.

Net income, cost of goods sold and selling and administrative expenses included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss. This amortization is recognized equally in cost of goods sold and selling and administrative expenses. Pension and postretirement benefits (net of taxes) activity in accumulated other comprehensive loss included deferred tax provisions of $2.0 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $7.3 million and $9.7 million for the nine months ended September 30, 2014 and 2013, respectively.

SEGMENT INFORMATION

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating (expense) income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $21.8 million and $18.5 million for the three months ended September 30, 2014 and 2013, respectively, and $67.2 million and $62.1 million for the nine months ended September 30, 2014 and 2013, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales:	($ in millions)
Chlor Alkali Products	$329.2	$374.2	$996.0	$1,090.1
Chemical Distribution	76.6	101.9	221.4	325.7
Winchester	209.6	213.1	591.2	599.2
Intersegment sales elimination	(21.8)	(18.5)	(67.2)	(62.1)
Total sales	$593.6	$670.7	$1,741.4	$1,952.9
Income (loss) from continuing operations before taxes:
Chlor Alkali Products	$26.2	$64.4	$101.3	$173.1
Chemical Distribution	0.8	3.4	—	9.7
Winchester	38.5	40.7	109.9	109.1
Corporate/other:
Pension income	8.8	7.3	24.2	20.0
Environmental expense	(1.6)	(0.7)	(6.3)	(4.9)
Other corporate and unallocated costs	(13.7)	(8.4)	(46.1)	(50.0)
Restructuring charges	(1.2)	(1.6)	(4.5)	(4.1)
Other operating (expense) income	—	(0.4)	0.8	1.3
Interest expense	(17.7)	(9.9)	(37.0)	(28.7)
Interest income	0.2	0.1	0.9	0.3
Other (expense) income	—	(1.9)	0.1	(6.3)
Income from continuing operations before taxes	$40.3	$93.0	$143.3	$219.5

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Stock-based compensation	$1.8	$3.4	$6.8	$9.6
Mark-to-market adjustments	(0.8)	(0.7)	(1.9)	0.6
Total expense	$1.0	$2.7	$4.9	$10.2

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

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $4.2 million and $4.0 million for the three months ended September 30, 2014 and 2013, respectively, and $12.6 million and $11.8 million for the nine months ended September 30, 2014 and 2013, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.3	$1.6	$0.2	$0.3
Interest cost	21.5	20.2	0.5	0.6
Expected return on plans’ assets	(34.8)	(34.4)	—	—
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	5.4	7.4	0.1	0.7
Net periodic benefit (income) cost	$(6.6)	$(5.2)	$0.8	$1.6

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$4.0	$4.7	$0.8	$1.0
Interest cost	64.9	60.9	2.0	2.0
Expected return on plans’ assets	(104.6)	(103.2)	—	—
Amortization of prior service cost	0.1	0.1	(0.1)	(0.1)
Recognized actuarial loss	16.7	22.2	2.1	2.8
Net periodic benefit (income) cost	$(18.9)	$(15.3)	$4.8	$5.7

We made cash contributions to our Canadian qualified defined benefit pension plan of $0.6 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

As part of the acquisition of K. A. Steel Chemicals Inc. (KA Steel), as of September 30, 2014, we have recorded a contingent liability of $9.0 million for the withdrawal from a multi-employer defined benefit pension plan.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35.0% to income from continuing operations before taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
Effective Tax Rate Reconciliation (Percent)	2014	2013	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	(0.2)	(0.1)	(0.2)	(0.1)
Domestic manufacturing/export tax incentive	(1.7)	(0.9)	(2.1)	(1.0)
Dividends paid to CEOP	(0.6)	(0.4)	(0.4)	(0.4)
Return to provision	(0.3)	(0.1)	(0.8)	—
State income taxes, net	1.7	2.1	2.0	2.2
Change in valuation allowance	1.0	1.2	1.7	(1.0)
Change in tax contingencies	0.8	(9.5)	—	(4.1)
Section 41 research credit	—	(2.1)	—	(0.9)
Remeasurement of deferred taxes	—	0.2	0.3	0.1
Other, net	(0.5)	(0.3)	0.2	0.1
Effective tax rate	35.2%	25.1%	35.7%	29.9%

The effective tax rates from continuing operations for the three months ended September 30, 2014 and 2013 included the cumulative effect of changes to our annual estimated effective tax rate from continuing operations from prior quarters.

The effective tax rate from continuing operations for the nine months ended September 30, 2014 included a benefit of $1.2 million associated with return to provision adjustments for the finalization of our 2013 U.S. federal and state income tax returns. The effective tax rate from continuing operations for the nine months ended September 30, 2014 also included $1.6 million of expense primarily associated with increases in valuation allowances on certain state tax credit carryforwards associated with a change in a state tax law and $0.5 million of expense related to the remeasurement of deferred taxes due to an increase in state effective tax rates.

The effective tax rates from continuing operations for both the three and nine months ended September 30, 2013 included a benefit of $8.8 million and $9.1 million, respectively, primarily associated with decreases in unrecognized tax benefits due to the expiration of federal and state statutes of limitation. The effective tax rates from continuing operations for both the three and nine months ended September 30, 2013 included a benefit of $1.9 million associated with the Research Credit under Section 41 of the Internal Revenue Code (Research Credit) that was claimed on our 2011 and 2012 U.S. federal income tax returns. The effective tax rate from continuing operations for the nine months ended September 30, 2013 included a benefit of $3.4 million associated with the reduction of valuation allowance against certain capital loss carryforwards that we believe are more likely than not to be realized in future periods.

At September 30, 2014, the condensed balance sheet includes $6.6 million of income tax receivables that are classified as other noncurrent assets.

As of September 30, 2014, we had $36.5 million of gross unrecognized tax benefits, which would have a net $34.8 million impact on the effective tax rate from continuing operations, if recognized.  As of September 30, 2013, we had $34.9 million of gross unrecognized tax benefits, of which $32.1 million would have impacted the effective tax rate from continuing operations, if recognized.  The amount of unrecognized tax benefits was as follows:

	September 30,
	2014	2013
	($ in millions)
Balance at beginning of year	$34.5	$40.1
Increases for prior year tax positions	0.2	3.2
Decreases for prior year tax positions	(0.2)	(8.4)
Increases for current year tax positions	2.2	—
Settlement with taxing authorities	(0.2)	—
Balance at end of period	$36.5	$34.9

Income from discontinued operations, net for the nine months ended September 30, 2014, included $2.2 million of tax expense related to changes in tax contingencies.

As of September 30, 2014, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $7.2 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2008; 2010 – 2013
U.S. state income tax	2006 – 2013
Canadian federal income tax	2010 – 2013
Canadian provincial income tax	2008 – 2013

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

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2014, $4.3 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	September 30, 2014	December 31, 2013	September 30, 2013
	($ in millions)
Copper	$56.2	$45.3	$58.3
Zinc	5.9	4.5	5.8
Lead	16.4	22.8	28.8
Natural gas	7.4	5.5	7.4

As of September 30, 2014, the counterparty to $55.7 million of these commodity forward contracts is Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution, and the counterparty to $30.2 million of these commodity forward contracts is Citibank, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company’s manufacturing process.  At September 30, 2014, we had open positions in futures contracts through 2018.  If all open futures contracts had been settled on September 30, 2014, we would have recognized a pretax loss of $2.6 million.

If commodity prices were to remain at September 30, 2014 levels, approximately $0.9 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of September 30, 2014, December 31, 2013 and September 30, 2013.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2014, $0.9 million of this gain was included in long-term debt. Pursuant to a note purchase agreement dated December 22, 1997, the SunBelt Chlor Alkali Partnership (SunBelt) sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2013
		($ in millions)				($ in millions)
Interest rate contracts	Other assets	$—	$—	$—	Long-term debt	$5.2	$7.3	$8.1
Commodity contracts – losses	Other current assets	—	(2.4)	—	Accrued liabilities	3.7	—	4.0
Commodity contracts – gains	Other current assets	—	3.6	—	Accrued liabilities	(1.1)	—	(2.9)
		$—	$1.2	$—		$7.8	$7.3	$9.2
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other assets	$4.9	$7.6	$8.4	Other liabilities	$—	$—	$—
Interest rate contracts – losses	Other assets	(0.8)	(1.7)	(1.9)	Other liabilities	—	—	—
Commodity contracts – losses	Other current assets	—	(0.1)	—	Accrued liabilities	0.5	—	0.4
Commodity contracts – gains	Other current assets	—	0.2	—	Accrued liabilities	—	—	—
		$4.1	$6.0	$6.5		$0.5	$—	$0.4
Total derivatives(1)		$4.1	$7.2	$6.5		$8.3	$7.3	$9.6

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2014	2013	2014	2013
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(3.2)	$4.9	$(5.2)	$(8.8)

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$0.1	$(1.8)	$(1.4)	$(0.1)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.8	$0.8	$2.2	$2.2
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$(0.7)	$(0.1)	$(0.1)	$—

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of September 30, 2014, December 31, 2013 and September 30, 2013, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at September 30, 2014	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$4.1	$—	$4.1
Liabilities
Interest rate swaps	$—	$5.2	$—	$5.2
Commodity forward contracts	—	3.1	—	3.1
Balance at December 31, 2013
Assets
Interest rate swaps	$—	$5.9	$—	$5.9
Commodity forward contracts	—	1.3	—	1.3
Liabilities
Interest rate swaps	$—	$7.3	$—	$7.3
Earn out	—	—	26.7	26.7
Balance at September 30, 2013
Assets
Interest rate swaps	$—	$6.5	$—	$6.5
Liabilities
Interest rate swaps	$—	$8.1	$—	$8.1
Commodity forward contracts	—	1.5	—	1.5
Earn out	—	—	25.2	25.2

For the nine months ended September 30, 2014, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	September 30,
	2014	2013
	($ in millions)
Balance at beginning of year	$26.7	$42.0
Settlements	(26.7)	(23.2)
Unrealized losses included in other (expense) income	—	6.4
Balance at end of period	$—	$25.2

Interest Rate Swaps

The fair value of the interest rate swaps was included in other assets and long-term debt as of September 30, 2014, December 31, 2013 and September 30, 2013.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in other current assets and accrued liabilities as of September 30, 2014, December 31, 2013 and September 30, 2013, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at September 30, 2014	$—	$551.4	$153.0	$704.4	$689.1
Balance at December 31, 2013	—	561.4	153.0	714.4	691.0
Balance at September 30, 2013	—	575.6	153.0	728.6	703.0

Earn Out

The fair value of the earn out associated with the SunBelt acquisition was estimated using a probability-weighted discounted cash flow model.  This fair value measurement was based on significant inputs not observed in the market.  Key assumptions used in determining the fair value of the earn out included the discount rate and cash flow projections.

During the nine months ended September 30, 2014 and 2013, we paid $26.7 million and $23.2 million, respectively, for the earn out related to the 2013 and 2012 SunBelt performance.  The earn out payments for the nine months ended September 30, 2014 and 2013 included $14.8 million and $17.1 million, respectively, that were recognized as part of the original purchase price.  The $14.8 million and $17.1 million are included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of September 30, 2014, December 31, 2013 and September 30, 2013.

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

Executive Summary

Chlor Alkali Products’ segment income was $26.2 million and $101.3 million for the three and nine months ended September 30, 2014, respectively. Chlor Alkali Products’ segment income was lower than the comparable periods in the prior year primarily as a result of lower product prices, predominantly caustic soda, and decreased chlorine and caustic soda volumes. Our operating rate for the three months ended September 30, 2014 was 78%, which was lower than the third quarter of 2013 level of 86%. The lower operating rate for the three months ended September 30, 2014 was affected by customer outages and planned and unplanned maintenance outages at our facilities and lower demand.

Third quarter of 2014 ECU netbacks were approximately $505, 11% lower than the third quarter of 2013 ECU netbacks of approximately $570 and 1% lower than the second quarter of 2014 ECU netbacks of approximately $510. The decrease from the third quarter of 2013 was due to both lower chlorine and caustic soda prices. ECU netbacks in the fourth quarter of 2014 are forecast to be slightly lower than the third quarter of 2014 as a result of lower caustic soda prices. In the third quarter of 2014, we announced a caustic soda price increase of $30 per ton. While the success of this price increase is not yet known, the majority of the benefit, if realized, would impact first quarter of 2015 results. The announced second quarter caustic soda price increase of $60 per ton was not successful.

Chemical Distribution segment income was $0.8 million and breakeven for the three and nine months ended September 30, 2014, respectively. Chemical Distribution segment income was lower than the comparable periods in the prior year primarily due to decreased caustic soda volumes. Depreciation and amortization expense included in segment income of $4.0 million and $3.8 million for the three months ended September 30, 2014 and 2013, respectively, and $11.9 million and $11.5 million for the nine months ended September 30, 2014 and 2013, respectively, were associated with the acquisition fair valuing of KA Steel.

Winchester segment income was $38.5 million and $109.9 million for the three and nine months ended September 30, 2014, respectively. Winchester third quarter segment income declined compared to the third quarter last year which reflects a lower level of demand for shotshell and rifle ammunition. Winchester segment income for the nine months ended September 30, 2014 was higher than the comparable period last year and reflects the highest segment income in the first nine months of a year in at least the last two decades. Winchester continues to see strong commercial demand which began in the fourth quarter of 2012, especially for pistol and rimfire ammunition.

Income from discontinued operations, net for the nine months ended September 30, 2014, included an after tax gain of $0.7 million ($4.6 million pretax) for the favorable resolution of certain indemnity obligations related to our Metals business sold in 2007.

In August 2014, we redeemed our 2019 Notes, which would have matured on August 15, 2019. For the three months ended September 30, 2014, we recognized interest expense of $9.5 million for the call premium and the write-off of unamortized deferred debt issuance costs related to this action. We anticipate interest expense savings of approximately $10 million during the first year after the redemption of these notes.

On June 24, 2014, we entered into a new five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. The new senior credit facilities will expire in June 2019.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions, except per share data)
Sales	$593.6	$670.7	$1,741.4	$1,952.9
Cost of goods sold	492.3	528.5	1,431.3	1,564.0
Gross margin	101.3	142.2	310.1	388.9
Selling and administration	42.8	36.5	128.5	134.3
Restructuring charges	1.2	1.6	4.5	4.1
Other operating (expense) income	—	(0.4)	0.8	1.3
Operating income	57.3	103.7	177.9	251.8
Earnings of non-consolidated affiliates	0.5	1.0	1.4	2.4
Interest expense	17.7	9.9	37.0	28.7
Interest income	0.2	0.1	0.9	0.3
Other (expense) income	—	(1.9)	0.1	(6.3)
Income from continuing operations before taxes	40.3	93.0	143.3	219.5
Income tax provision	14.2	23.3	51.1	65.6
Income from continuing operations	26.1	69.7	92.2	153.9
Income from discontinued operations, net	—	—	0.7	—
Net Income	$26.1	$69.7	$92.9	$153.9
Net income per common share:
Basic income per common share:
Income from continuing operations	$0.33	$0.87	$1.17	$1.92
Income from discontinued operations, net	—	—	0.01	—
Net Income	$0.33	$0.87	$1.18	$1.92
Diluted income per common share:
Income from continuing operations	$0.33	$0.86	$1.15	$1.90
Income from discontinued operations, net	—	—	0.01	—
Net Income	$0.33	$0.86	$1.16	$1.90

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Sales for the three months ended September 30, 2014 were $593.6 million compared to $670.7 million in the same period last year, a decrease of $77.1 million, or 11%.  Chlor Alkali Products sales decreased by $45.0 million primarily due to lower product prices, predominantly caustic soda, and decreased chlorine and caustic soda volumes. Chemical Distribution sales decreased by $25.3 million primarily due to lower caustic soda volumes and decreased caustic soda prices. Winchester sales decreased by $3.5 million primarily due to decreased shipments of shotshell and rifle ammunition to domestic commercial customers, which was partially offset by higher selling prices and increased shipments to law enforcement agencies.

Gross margin decreased $40.9 million, or 29%, compared to the three months ended September 30, 2013. Chlor Alkali Products gross margin decreased by $37.4 million, primarily due to lower product prices, predominantly caustic soda, and decreased chlorine and caustic soda volumes. Chemical Distribution gross margin was lower by $2.1 million primarily due to decreased caustic soda volumes. Winchester gross margin decreased by $1.7 million primarily due to decreased shipments of shotshell and rifle ammunition to domestic commercial customers, which was partially offset by higher selling prices and decreased operating costs. Gross margin as a percentage of sales decreased to 17% in 2014 from 21% in 2013.

Selling and administration expenses for the three months ended September 30, 2014 increased $6.3 million, or 17%, from the three months ended September 30, 2013 primarily due to a net recovery of legacy legal costs of $11.4 million during the third quarter of 2013. This increase was partially offset by decreased management incentive compensation expense of $3.4 million, which includes mark-to-market adjustments on stock-based compensation, decreased salary and benefit costs of $1.7 million and decreased legal and legal-related settlement expenses of $1.1 million. Selling and administration expenses as a percentage of sales were 7% in 2014 and 5% in 2013.

Restructuring charges for the three months ended September 30, 2014 and 2013 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Interest expense increased by $7.8 million for the three months ended September 30, 2014, due to the call premium and the write-off of unamortized deferred debt issuance costs of $9.5 million associated with the redemption of our 2019 Notes, partially offset by lower interest rates.

Other (expense) income for the three months ended September 30, 2013 included $1.9 million of expense for our earn out liability from the SunBelt acquisition.

The effective tax rate from continuing operations for the three months ended September 30, 2014 of 35.2% was higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes net of the utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP. The effective tax rate from continuing operations for the three months ended September 30, 2013 included an $8.8 million benefit associated with decreases in unrecognized tax benefits associated with prior years’ tax positions and a $1.9 million benefit associated with the Research Credit. After giving consideration to these two items of $10.7 million, the effective tax rate from continuing operations for the three months ended September 30, 2013 of 36.6% was higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes net of the utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Sales for the nine months ended September 30, 2014 were $1,741.4 million compared to $1,952.9 million in the same period last year, a decrease of $211.5 million, or 11%.  Chemical Distribution sales decreased by $104.3 million primarily due to lower caustic soda volumes and decreased caustic soda prices. Chlor Alkali Products sales decreased by $94.1 million primarily due to lower product prices, predominantly caustic soda and hydrochloric acid, and decreased chlorine and caustic soda volumes. Winchester sales decreased by $8.0 million primarily due to decreased shipments of shotshell and rifle ammunition to domestic commercial customers, which was partially offset by higher selling prices and increased shipments to international customers.

Gross margin decreased $78.8 million, or 20%, compared to the nine months ended September 30, 2013. Chlor Alkali Products gross margin decreased by $75.7 million, primarily due to lower product prices, predominantly caustic soda and hydrochloric acid, and decreased chlorine and caustic soda volumes, which were partially offset by decreased operating costs. Chemical Distribution gross margin was lower by $7.9 million primarily due to decreased caustic soda volumes. These decreases were partially offset by increased Winchester gross margin of $1.5 million primarily due to higher selling prices and decreased operating costs, which were partially offset by decreased shipments of shotshell and rifle ammunition to domestic commercial customers. Gross margin as a percentage of sales decreased to 18% in 2014 from 20% in 2013.

Selling and administration expenses for the nine months ended September 30, 2014 decreased $5.8 million, or 4%, from the nine months ended September 30, 2013 primarily due to decreased management incentive compensation expense of $10.0 million, which includes mark-to-market adjustments on stock-based compensation, decreased legal and legal-related settlement expenses of $6.4 million and decreased non-income tax expense of $1.8 million. These decreases were partially offset by a net recovery of legacy legal costs of $11.4 million during the third quarter of 2013 and increased consulting fees of $1.3 million. Selling and administration expenses as a percentage of sales were 7% in 2014 and 2013.

Restructuring charges for the nine months ended September 30, 2014 and 2013 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Other operating (expense) income for the nine months ended September 30, 2014 included a gain of $1.0 million for the resolution of a contract matter. Other operating (expense) income for the nine months ended September 30, 2013 included a gain of $1.5 million on the sale of two former manufacturing sites.

Interest expense increased by $8.3 million for the nine months ended September 30, 2014, primarily due to the call premium and the write-off of unamortized deferred debt issuance costs of $9.5 million associated with the redemption of our 2019 Notes and a decrease in capitalized interest of $0.8 million primarily due to the completion of the low salt, high strength bleach facility and hydrochloric acid expansion project at our Henderson, NV chlor alkali site in the first quarter of 2013. These increases were partially offset by lower interest rates.

Other (expense) income for the nine months ended September 30, 2013 included $6.4 million of expense for our earn out liability from the SunBelt acquisition.

The effective tax rate from continuing operations for the nine months ended September 30, 2014 included a $1.6 million expense primarily associated with increases in valuation allowances on certain state tax credit carryforwards associated with a change in a state tax law and an expense of $0.5 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates, partially offset by a $1.2 million benefit associated with return to provision adjustments for the finalization of our 2013 U.S. federal and state income tax returns. After giving consideration to these items, the effective tax rate from continuing operations for the nine months ended September 30, 2014 of 35% was consistent with the U.S. federal statutory rate due to the effect of state income taxes net of the utilization of certain state tax credits, offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP. The effective tax rate from continuing operations for the nine months ended September 30, 2013 included a $9.1 million benefit associated with decreases in unrecognized tax benefits associated with prior years’ tax positions, a $3.4 million benefit associated with the reduction of valuation allowance against certain capital loss carryforwards that we believe are more likely than not to be realized in future periods and a $1.9 million benefit associated with the Research Credit. After giving consideration to these three items of $14.4 million, the effective tax rate from continuing operations for the nine months ended September 30, 2013 of 36.4% was higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes net of the utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP.

Income from discontinued operations, net for the nine months ended September 30, 2014, included an after tax gain of $0.7 million ($4.6 million pretax) for the favorable resolution of certain indemnity obligations related to our Metals business sold in 2007.

Segment Results

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating (expense) income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $21.8 million and $18.5 million for the three months ended September 30, 2014 and 2013, respectively, and $67.2 million and $62.1 million for the nine months ended September 30, 2014 and 2013, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales:	($ in millions)
Chlor Alkali Products	$329.2	$374.2	$996.0	$1,090.1
Chemical Distribution	76.6	101.9	221.4	325.7
Winchester	209.6	213.1	591.2	599.2
Intersegment sales elimination	(21.8)	(18.5)	(67.2)	(62.1)
Total sales	$593.6	$670.7	$1,741.4	$1,952.9
Income (loss) from continuing operations before taxes:
Chlor Alkali Products(1)	$26.2	$64.4	$101.3	$173.1
Chemical Distribution	0.8	3.4	—	9.7
Winchester	38.5	40.7	109.9	109.1
Corporate/other:
Pension income(2)	8.8	7.3	24.2	20.0
Environmental expense(3)	(1.6)	(0.7)	(6.3)	(4.9)
Other corporate and unallocated costs	(13.7)	(8.4)	(46.1)	(50.0)
Restructuring charges(4)	(1.2)	(1.6)	(4.5)	(4.1)
Other operating (expense) income(5)	—	(0.4)	0.8	1.3
Interest expense(6)	(17.7)	(9.9)	(37.0)	(28.7)
Interest income	0.2	0.1	0.9	0.3
Other (expense) income(7)	—	(1.9)	0.1	(6.3)
Income from continuing operations before taxes	$40.3	$93.0	$143.3	$219.5

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $0.5 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $1.4 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively. During October 2013, we sold our equity interest in a bleach joint venture.

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

(3)
Environmental expense for both the three and nine months ended September 30, 2013 included $1.3 million of recoveries from third parities for costs incurred and expensed in prior periods. Environmental expense is included in cost of goods sold in the condensed statements of income.

(4)
Restructuring charges for the three and nine months ended September 30, 2014 and 2013 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)
Other operating (expense) income for the nine months ended September 30, 2014 included a gain of $1.0 million for the resolution of a contract matter. Other operating (expense) income for the nine months ended September 30, 2013 included a gain of $1.5 million on the sale of two former manufacturing sites.

(6)
Interest expense for the three and nine months ended September 30, 2014 included $9.5 million for the call premium and the write-off of unamortized deferred debt issuance costs associated with the redemption of our 2019 Notes, which would have matured on August 15, 2019. Interest expense for the nine months ended September 30, 2013 was reduced by capitalized interest of $1.0 million.

(7)	Other (expense) income for the three and nine months ended September 30, 2013 included $1.9 million and $6.4 million, respectively, of expense for our earn out liability from the SunBelt acquisition.

Chlor Alkali Products

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Chlor Alkali Products’ sales for the three months ended September 30, 2014 were $329.2 million compared to $374.2 million for the three months ended September 30, 2013, a decrease of $45.0 million.  The sales decrease was primarily due to lower product prices ($21.3 million), predominantly caustic soda, and lower volumes of chlorine and caustic soda ($23.9 million). These decreases were partially offset by increased potassium hydroxide shipments ($2.4 million). Our ECU netbacks were approximately $505 for the three months ended September 30, 2014 compared to approximately $570 for the three months ended September 30, 2013.  Our operating rate for the three months ended September 30, 2014 was 78%, compared to the operating rate of 86% for the three months ended September 30, 2013. The lower operating rate for the three months ended September 30, 2014 was affected by customer outages and planned and unplanned maintenance outages at our facilities and lower demand.

Chlor Alkali Products segment income was $26.2 million for the three months ended September 30, 2014, compared to $64.4 million for the same period in 2013, a decrease of $38.2 million.  Chlor Alkali Products segment income was lower primarily due to lower product prices ($21.3 million), predominantly caustic soda, lower volumes ($11.8 million), primarily chlorine and caustic soda, which were partially offset by increased shipments of potassium hydroxide, and the recognition of a favorable contract settlement during the third quarter of 2013 ($11.0 million). These decreases were partially offset by lower operating costs ($5.9 million).

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Chlor Alkali Products’ sales for the nine months ended September 30, 2014 were $996.0 million compared to $1,090.1 million for the nine months ended September 30, 2013, a decrease of $94.1 million.  The sales decrease was primarily due to lower product prices ($64.2 million), predominantly caustic soda and hydrochloric acid, and lower volumes of chlorine and caustic soda ($56.4 million). These decreases were partially offset by increased shipments of hydrochloric acid ($21.1 million), increased shipments of potassium hydroxide ($7.4 million) and increased shipments of bleach ($3.8 million). Our ECU netbacks were approximately $510 for the nine months ended September 30, 2014 compared to approximately $570 for the nine months ended September 30, 2013.  Our operating rate for the nine months ended September 30, 2014 was 81%, compared to the operating rate of 85% for the nine months ended September 30, 2013. The lower operating rate for the nine months ended September 30, 2014 was affected by lower demand.

Chlor Alkali Products segment income was $101.3 million for the nine months ended September 30, 2014, compared to $173.1 million for the same period in 2013, a decrease of $71.8 million.  Chlor Alkali Products segment income was lower primarily due to lower product prices ($64.2 million), predominantly caustic soda and hydrochloric acid, decreased volumes ($12.6 million), primarily chlorine and caustic soda, which were partially offset by increased shipments of hydrochloric acid, potassium hydroxide and bleach, and the recognition of a favorable contract settlement during the third quarter of 2013 ($11.0 million). These decreases were partially offset by lower operating costs ($16.0 million).

Chemical Distribution

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Chemical Distribution sales for the three months ended September 30, 2014 were $76.6 million compared to $101.9 million for the three months ended September 30, 2013, a decrease of $25.3 million.  The sales decrease was primarily due to lower caustic soda volumes ($16.2 million) and decreased caustic soda prices ($9.8 million). These decreases were partially offset by increased shipments of potassium hydroxide and hydrochloric acid ($1.5 million).

Chemical Distribution segment income was $0.8 million for the three months ended September 30, 2014 compared to $3.4 million for the three months ended September 30, 2013, a decrease of $2.6 million. Chemical Distribution segment income was lower than the comparable period in the prior year primarily as a result of decreased caustic soda volumes ($2.1 million). Depreciation and amortization expense included in segment income of $4.0 million and $3.8 million for the three months ended September 30, 2014 and 2013, respectively, were associated with the acquisition fair valuing of KA Steel.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Chemical Distribution sales for the nine months ended September 30, 2014 were $221.4 million compared to $325.7 million for the nine months ended September 30, 2013, a decrease of $104.3 million.  The sales decrease was primarily due to lower caustic soda volumes ($81.1 million) and decreased caustic soda prices ($25.4 million). These decreases were partially offset by increased shipments of potassium hydroxide, hydrochloric acid and bleach ($3.5 million).

Chemical Distribution segment income was breakeven for the nine months ended September 30, 2014 compared to $9.7 million for the nine months ended September 30, 2013, a decrease of $9.7 million. Chemical Distribution segment income was lower than the comparable period in the prior year primarily as a result of decreased caustic soda volumes ($9.4 million). Depreciation and amortization expense included in segment income for the nine months ended September 30, 2014 and 2013 of $11.9 million and $11.5 million, respectively, were associated with the acquisition fair valuing of KA Steel.

Winchester

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Winchester sales were $209.6 million for the three months ended September 30, 2014 compared to $213.1 million for the three months ended September 30, 2013, a decrease of $3.5 million, or 2%.  Sales of ammunition to domestic commercial customers were lower ($9.3 million), primarily due to a lower level of demand for shotshell and rifle ammunition, and shipments to military customers decreased ($0.5 million). These decreases were partially offset by increased shipments to law enforcement agencies ($3.8 million), international customers ($1.7 million) and industrial customers ($0.8 million), who primarily supply the construction sector.

Winchester reported segment income of $38.5 million for the three months ended September 30, 2014 compared to $40.7 million for the three months ended September 30, 2013, a decrease of $2.2 million, or 5%.  The decrease was due to lower volumes ($8.2 million), primarily due to a lower level of demand for shotshell and rifle ammunition. This decrease was partially offset by higher selling prices ($3.9 million), decreased operating costs ($1.3 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($3.6 million), and decreased commodity and other material costs ($0.8 million).

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Winchester sales were $591.2 million for the nine months ended September 30, 2014 compared to $599.2 million for the nine months ended September 30, 2013, a decrease of $8.0 million, or 1%.  Sales of ammunition to domestic commercial customers were lower ($23.2 million), primarily due to a lower level of demand for shotshell and rifle ammunition. This decrease was partially offset by increased shipments to international customers ($7.8 million), law enforcement agencies ($4.1 million), military customers ($1.7 million) and industrial customers ($1.6 million), who primarily supply the construction sector.

Winchester reported segment income of $109.9 million for the nine months ended September 30, 2014 compared to $109.1 million for the nine months ended September 30, 2013, an increase of $0.8 million, or 1%.  The increase was due to higher selling prices ($10.9 million) and decreased operating costs ($4.5 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($5.9 million). These increases were partially offset by decreased volumes ($14.3 million), primarily due to a lower level of demand for shotshell and rifle ammunition, and increased commodity and other material costs ($0.3 million).

Corporate/Other

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

For the three months ended September 30, 2014, pension income included in corporate/other was $8.8 million compared to $7.3 million for the three months ended September 30, 2013.  On a total company basis, defined benefit pension income for the three months ended September 30, 2014 was $6.6 million compared to $5.2 million for the three months ended September 30, 2013.

For the three months ended September 30, 2014, charges to income for environmental investigatory and remedial activities were $1.6 million compared to $0.7 million for the three months ended September 30, 2013, which included zero and $1.3 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $1.6 million for the three months ended September 30, 2014 compared to $2.0 million for the three months ended September 30, 2013. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2014, other corporate and unallocated costs were $13.7 million compared to $8.4 million for the three months ended September 30, 2013, an increase of $5.3 million, or 63%.  The increase was primarily due to a net recovery of legacy legal costs of $11.4 million during the third quarter of 2013. This increase was partially offset by decreased management incentive compensation expense of $2.3 million, which includes mark-to-market adjustments on stock-based compensation, decreased legal and legal-related settlement expenses of $1.4 million, decreased salary and benefit costs of $1.1 million, lower consulting fees of $0.8 million and a decrease in insurance costs of $0.6 million.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, pension income included in corporate/other was $24.2 million compared to $20.0 million for the nine months ended September 30, 2013.  On a total company basis, defined benefit pension income for the nine months ended September 30, 2014 was $18.9 million compared to $15.3 million for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, charges to income for environmental investigatory and remedial activities were $6.3 million compared to $4.9 million for the nine months ended September 30, 2013, which included zero and $1.3 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $6.3 million for the nine months ended September 30, 2014 compared to $6.2 million for the nine months ended September 30, 2013. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2014, other corporate and unallocated costs were $46.1 million compared to $50.0 million for the nine months ended September 30, 2013, a decrease of $3.9 million, or 8%.  The decrease was primarily due to decreased management incentive compensation expense of $6.7 million, which includes mark-to-market adjustments on stock-based compensation, decreased legal and legal-related settlement expenses of $2.9 million, decreased insurance costs of $2.3 million, decreased non-income tax expense of $1.7 million and lower consulting fees of $1.2 million. These decreases were partially offset by a net recovery of legacy legal costs of $11.4 million during the third quarter of 2013.

Outlook

Net income in the fourth quarter of 2014 is projected to be in the $0.20 to $0.25 per diluted share range. Net income in the fourth quarter of 2013 was $0.31 per diluted share which included a $6.5 million pretax gain from the sale of our equity interest in a bleach joint venture and $4.0 million of favorable tax adjustments.
In Chlor Alkali Products, the fourth quarter of 2014 segment income is forecasted to improve compared to the fourth quarter of 2013 segment income of $30.7 million due to higher volumes and lower operating costs, partially offset by lower ECU netbacks. Chlor Alkali Products fourth quarter of 2014 segment income is also expected to improve sequentially from the third quarter of 2014 segment income of $26.2 million due to lower electricity and other operating costs and improved chlorine and caustic soda volumes, partially offset by lower ECU netbacks. The Chlor Alkali Products operating rate in the fourth quarter of 2014 is expected to be in the low 80% range compared to the fourth quarter of 2013 operating rate of 81%.
Third quarter of 2014 ECU netbacks were approximately $505, 11% lower than the third quarter of 2013 ECU netbacks of approximately $570 and 1% lower than the second quarter of 2014 ECU netbacks of approximately $510. The decrease from the third quarter of 2013 was due to both lower chlorine and caustic soda prices. ECU netbacks in the fourth quarter of 2014 are forecast to be slightly lower than the third quarter of 2014 as a result of lower caustic soda prices. In the third quarter of 2014, we announced a caustic soda price increase of $30 per ton. While the success of this price increase is not yet known, the majority of the benefit, if realized, would impact first quarter of 2015 results.
Chemical Distribution fourth quarter 2014 segment income is expected to improve compared to the breakeven segment income achieved in the fourth quarter of 2013 due to increased sales of Olin-produced hydrochloric acid and potassium hydroxide. As a result of the growth in co-product sales and continued focus on improving the returns in caustic soda, we expect Chemical Distribution annual segment income to increase by approximately $15 million in the next two years. In addition to growth in Chemical Distribution segment income, we expect Chlor Alkali Products to realize $10 million to $15 million of additional annual benefits from producing co-products, as well as logistics and infrastructure cost savings.
Winchester fourth quarter 2014 segment income is expected to be lower than the $34.1 million segment income achieved during the fourth quarter of 2013 due to a lower level of demand for shotshell and rifle ammunition, but is expected to be similar to the $16.5 million segment income achieved during the fourth quarter of 2012. The elevated level of commercial demand that the Winchester business began to experience in early November 2012 continued through the third quarter of 2014 for pistol and rimfire ammunition; however, demand for shotshell and rifle ammunition declined from last year. The Winchester commercial backlog on September 30, 2014 was $196.6 million compared to $496.9 million at December 31, 2013, $438.9 million at September 30, 2013 and $92.0 million at September 30, 2012. Based on the elevated level of third quarter 2014 commercial demand and the level of the commercial backlog, Winchester anticipates that higher than historical levels of demand from its commercial customers for pistol and rimfire will continue through the fourth quarter of 2014.
In October 2011, Winchester opened the new centerfire production facility in Oxford, MS. During 2013, the relocation of the centerfire pistol manufacturing equipment was completed and the relocation of the centerfire rifle manufacturing equipment was initiated. In the third quarter of 2014, approximately 60% of Winchester’s rifle ammunition was produced in Oxford, MS. This relocation, which is projected to be completed in 2016, is forecast to reduce Winchester's annual operating costs by approximately $35 million to $40 million. During the first nine months of 2014, the operating cost savings realized exceeded $17 million and we expect the centerfire relocation project to generate operating cost savings of approximately $25 million in 2014 compared to $16.7 million realized in 2013.
During the fourth quarter of 2014, we are anticipating environmental expenses in the $3 million to $4 million range compared to $5.3 million in the fourth quarter of 2013. We anticipate that full year 2014 charges for environmental investigatory and remedial activities will be approximately $10 million.  We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods during 2014.
We expect defined benefit pension plan income in 2014 to be approximately $25 million compared to the 2013 level of $20.5 million.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2014 and under the pension funding relief law passed in 2012, we may not be required to make any additional contributions for several years. We do have a small Canadian qualified defined benefit pension plan to which we anticipate cash contributions of approximately $1 million in 2014.

During the fourth quarter of 2014, we are anticipating pretax restructuring charges of approximately $1 million, primarily associated with the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing process.  We expect total restructuring charges for 2014 related to these projects to be in the $5 million to $6 million range. We expect to incur additional restructuring charges through 2016 totaling approximately $3 million related to the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.
In 2014, we expect our capital spending to be approximately $75 million, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We expect 2014 depreciation and amortization expense to be approximately $140 million.
We believe the 2014 effective tax rate from continuing operations will be in the 35% to 37% range.
Environmental Matters

Environmental provisions charged (credited) to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)
Charges to income	$1.6	$2.0	$6.3	$6.2
Recoveries from third parties of costs incurred and expensed in prior periods	—	(1.3)	—	(1.3)
Total environmental expense	$1.6	$0.7	$6.3	$4.9

Our liabilities for future environmental expenditures were as follows:

	September 30,
	2014	2013
	($ in millions)
Balance at beginning of year	$144.6	$146.5
Charges to income	6.3	6.2
Remedial and investigatory spending	(10.6)	(9.2)
Currency translation adjustments	(0.6)	(0.5)
Balance at end of period	$139.7	$143.0

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2014 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $20 million.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $2.4 million at September 30, 2014.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2014 and 2013.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $139.7 million at September 30, 2014, $144.6 million at December 31, 2013 and $143.0 million at September 30, 2013, of which $121.7 million, $126.6 million and $122.0 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of September 30, 2014, December 31, 2013 and September 30, 2013, our condensed balance sheets included liabilities for these legal actions of $22.6 million, $19.3 million and $16.7 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
	2014	2013
Provided By (Used For)	($ in millions)
Net operating activities	$99.5	$241.7
Capital expenditures	(49.7)	(70.4)
Proceeds from sale/leaseback of equipment	—	35.8
Restricted cash activity	2.2	5.3
Net investing activities	(44.0)	(25.9)
Long-term debt borrowings (repayments), net	0.8	(11.4)
Earn out payment – SunBelt	(14.8)	(17.1)
Common stock repurchased and retired	(44.7)	(28.8)
Net financing activities	(99.7)	(97.2)

Operating Activities

For the nine months ended September 30, 2014, cash provided by operating activities decreased by $142.2 million from the nine months ended September 30, 2013, primarily due to lower earnings and a larger increase in working capital.  For the nine months ended September 30, 2014, working capital increased $80.3 million compared to an increase of $17.3 million in 2013.  Due to the seasonality of our businesses, we typically experience working capital fluctuations of between $50 million to $100 million over the course of the year. For the nine months ended September 30, 2013, Winchester experienced a lower level of working capital growth primarily due to lower inventories related to the elevated level of commercial demand that began in the fourth quarter of 2012. Receivables increased from December 31, 2013 by $46.7 million as a result of higher sales in the third quarter of 2014 compared with fourth quarter of 2013.  Inventories increased from December 31, 2013 by $12.3 million primarily due to a replenishment of Winchester’s inventory.

Investing Activities

Capital spending of $49.7 million for the nine months ended September 30, 2014 was $20.7 million lower than the corresponding period in 2013.  The decreased capital spending was primarily due to the completion of the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site during the first quarter of 2013.

For the total year 2014, we expect our capital spending to be approximately $75 million, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We expect depreciation and amortization expense to be approximately $140 million for 2014.

For the nine months ended September 30, 2014 and 2013, we utilized $2.2 million and $5.3 million, respectively, of restricted cash that was required to be used to fund capital projects in Mississippi.

For the nine months ended September 30, 2013, we entered into sale/leaseback agreements for caustic soda barges, chlorine, caustic soda and bleach railcars and bleach trailers. We received proceeds from the sales of $35.8 million.

Financing Activities

In August 2014, we redeemed our $150.0 million 2019 Notes, which would have matured on August 15, 2019. For the three months ended September 30, 2014, we recognized interest expense of $9.5 million for the call premium ($6.7 million) and the write-off of unamortized deferred debt issuance costs related to this action ($2.8 million).

On June 24, 2014, we entered into a new five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes.

For the nine months ended September 30, 2014, we paid deferred debt issuance costs of $1.2 million related to the new five-year $415.0 million senior credit facility.

In January 2013, we repaid $11.4 million of 2013 Notes, which became due.

For the nine months ended September 30, 2014 and 2013, we paid $26.7 million and $23.2 million, respectively, for the earn out related to the 2013 and 2012 SunBelt performance.  The earn out payments for the nine months ended September 30, 2014 and 2013 included $14.8 million and $17.1 million, respectively, that were recognized as part of the original purchase price.  The $14.8 million and $17.1 million are included as a financing activity in the statement of cash flows.

For the nine months ended September 30, 2014 and 2013, we purchased and retired 1.7 million and 1.2 million shares with a total value of $44.7 million and $28.8 million, respectively.

We issued 0.4 million shares representing stock options exercised for both the nine months ended September 30, 2014 and 2013 with a total value of $8.6 million and $7.6 million, respectively.

The percent of total debt to total capitalization decreased to 38.1% at September 30, 2014 from 38.6% at December 31, 2013.  The decrease was due to higher shareholders’ equity primarily resulting from the net income for the nine months ended September 30, 2014.

In the first three quarters of 2014 and 2013, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the nine months ended September 30, 2014 and 2013 were $47.4 million and $48.1 million, respectively.  On October 23, 2014, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 10, 2014 to shareholders of record on November 10, 2014.

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

For the nine months ended September 30, 2014, cash provided by operating activities decreased by $142.2 million from the nine months ended September 30, 2013, primarily due to lower earnings and a larger increase in working capital.  For the nine months ended September 30, 2014, working capital increased $80.3 million compared to an increase of $17.3 million in 2013.  Due to the seasonality of our businesses, we typically experience working capital fluctuations of between $50 million to $100 million over the course of the year. For the nine months ended September 30, 2013, Winchester experienced a lower level of working capital growth primarily due to lower inventories related to the elevated level of commercial demand that began in the fourth quarter of 2012. Receivables increased from December 31, 2013 by $46.7 million as a result of higher sales in the third quarter of 2014 compared with fourth quarter of 2013.  Inventories increased from December 31, 2013 by $12.3 million primarily due to a replenishment of Winchester’s inventory.

Capital spending of $49.7 million for the nine months ended September 30, 2014 was $20.7 million lower than the corresponding period in 2013.  The decreased capital spending was primarily due to the completion of the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site during the first quarter of 2013.

For the total year 2014, we expect our capital spending to be approximately $75 million, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We expect depreciation and amortization expense to be approximately$140 million for 2014.

The overall use of cash of $44.2 million for the nine months ended September 30, 2014 primarily reflects the normal seasonal growth in working capital and common stock repurchased and retired. Based on the seasonality of our working capital, our September 30, 2014 unrestricted cash balance of $263.6 million, the restricted cash balance of $2.0 million and the availability of $249.7 million million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs.  Additionally, we believe that we have access to the debt and equity markets.

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. This authorization replaced the July 2011 program. For the nine months ended September 30, 2014 and 2013, 1.7 million and 1.2 million shares were purchased and retired at a cost of $44.7 million and $28.8 million, respectively. As of September 30, 2014, we had purchased a total of 1.1 million shares under the April 2014 program, and 6.9 million shares remained authorized to be purchased.

In December 2010, we completed a financing of Recovery Zone tax-exempt bonds totaling $42.0 million due 2033.  The bonds were issued by the Mississippi Business Finance Corporation (MS Finance) pursuant to a trust indenture between MS Finance and U.S. Bank National Association, as trustee.  The bonds were sold to PNC Bank, National Association (PNC Bank) as administrative agent for itself and a syndicate of participating banks, in a private placement under a Credit and Funding Agreement dated December 1, 2010, between us and PNC Bank.  Proceeds of the bonds were loaned by MS Finance to us under a loan agreement, whereby we are obligated to make loan payments to MS Finance sufficient to pay all debt service and expenses related to the bonds.  Our obligations under the loan agreement and related note bear interest at a fluctuating rate based on LIBOR.  The financial covenants in the credit agreement mirror those in our senior revolving credit facility.  The bonds may be tendered to us (without premium) periodically beginning November 1, 2015.  During December 2010, we drew $42.0 million of the bonds.  The proceeds from the bonds are required to be used to fund capital project spending for our ongoing relocation of the Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.  As of September 30, 2014, $2.0 million of the proceeds remain with the trustee and are classified as a noncurrent asset on our condensed balance sheet as restricted cash, until such time as we request reimbursement of qualifying amounts used for the Oxford, MS Winchester relocation.

In August 2014, we redeemed our 2019 Notes, which would have matured on August 15, 2019. For the three months ended September 30, 2014, we recognized interest expense of $9.5 million for the call premium and the write-off of unamortized deferred debt issuance costs related to this action.

On June 24, 2014, we entered into a new five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. The new senior credit facilities will expire in June 2019. The new $265.0 million senior revolving credit facility includes a $60.0 million letter of credit subfacility and the option to expand the facility by an additional $100.0 million. At September 30, 2014, we had $249.7 million available under our $265.0 million senior revolving credit facility because we had issued $15.3 million of letters of credit under the $60.0 million subfacility.  The $150.0 million term loan facility includes amortization in equal quarterly installments at a rate of 2.5% annually for the first two years increasing to 5% for the remaining three years. The terms and conditions of the new senior credit facilities are similar to those of our previous $265.0 million senior revolving credit facility except the addition of annual installments on the term loan facility. Under the new senior credit facilities, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facilities is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facilities for the prior fiscal quarter.  The facilities include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2014 and 2013, and December 31, 2013, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of September 30, 2014, there were no covenants or other restrictions that limited our ability to borrow.

At September 30, 2014, we had total letters of credit of $21.0 million outstanding, of which $15.3 million were issued under our $265.0 million senior revolving credit facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations.  As of September 30, 2014, we had long-term borrowings, including current installments, of $689.1 million, of which $305.9 million was issued at variable rates.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011.  The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2014, $0.9 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2014, $4.3 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At September 30, 2014, December 31, 2013 and September 30, 2013, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

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

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08), which amends ASC 205 “Presentation of Financial Statements” and ASC 360 “Property, Plant, and Equipment.” This update changes the criteria for a disposal transaction to qualify as a discontinued operation. This update also expands the disclosure requirements surrounding discontinued operations. This update is effective for fiscal years beginning after December 15, 2014. This update will not have a material effect on our consolidated financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester and Chemical Distribution segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of September 30, 2014, we maintained open positions on futures contracts totaling $85.9 million ($78.1 million at December 31, 2013 and $100.3 million at September 30, 2013).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2014, we would experience an $8.6 million ($7.8 million at December 31, 2013 and $10.0 million at September 30, 2013) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of September 30, 2014, December 31, 2013 and September 30, 2013, we had long-term borrowings of $689.1 million, $691.0 million and $703.0 million, respectively, of which $305.9 million, $155.9 million and $155.9 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, were issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2014, $0.9 million of this gain was included in long-term debt. We had entered into the interest rate swaps, whereby we agreed to pay variable rates to Wells Fargo who, in turn, paid us fixed rates.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2014, $4.3 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	September 30, 2014
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.25%-4.25%	(a)
6.75%, due 2016	$60.0	March 2010	3.25%-4.25%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.25%-4.25%	(a)
6.75%, due 2016	$60.0	October 2011	3.25%-4.25%	(a)

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

Our interest rate swaps reduced interest expense by $2.2 million for both the nine months ended September 30, 2014 and 2013.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1.  Legal Proceedings.

As previously reported, in April of 2014, Olin received a Notice and Finding of Violation from the U.S. Environmental Protection Agency (USEPA) alleging violations of lead emissions limits at our Winchester East Alton, IL facility. On September 26, 2014, we settled these issues with the USEPA, and agreed to pay a $110,000 civil penalty and add certain additional equipment at the facility. We have completed the alterations to our plant at a total cost for materials and installation that was not material to our results of operation or financial condition, and have paid the civil penalty.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2014	21,400	26.17	21,400
August 1-31, 2014	436,700	26.73	436,700
September 1-30, 2014	101,900	27.34	101,900
Total				6,893,557	(1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that will terminate on April 24, 2017.  Through September 30, 2014, 1,106,443 shares had been repurchased, and 6,893,557 shares remained available for purchase under this program.

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

Date: October 24, 2014

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