Form 10-K
period 2014-12-31
OLIN CORP
filed 2015-02-25
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes    ☐ No    ☒
As of June 30, 2014, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $2,091,879,897 based on the closing sale price as reported on the New York Stock Exchange.
As of January 30, 2015, 77,385,015 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2015	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products manufactures and sells chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 56% of 2014 sales.  Chemical Distribution manufactures bleach products and distributes caustic soda, bleach products, potassium hydroxide and hydrochloric acid, which represent 12% of 2014 sales. Winchester products, which represent 32% of 2014 sales, include sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In May 2014, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us.  Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products

Products and Services

We have been involved in the U.S. chlor alkali industry for more than 100 years and are a major participant in the North American chlor alkali market.  Chlorine, caustic soda and hydrogen are co-produced commercially by the electrolysis of salt.  These co-produced products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda and 0.03 tons of hydrogen.  The industry refers to this as an Electrochemical Unit or ECU.  With a demonstrated capacity as of the end of 2014 of 1.9 million ECUs per year, we are the fourth largest chlor alkali producer, measured by production capacity of chlorine and caustic soda, in North America, according to data from IHS, Inc. (IHS).  IHS is a global information consulting company established in 1959 that provides information to a variety of industries.  Approximately 60% of our caustic soda production is high purity membrane grade, which, according to IHS data, normally commands a premium selling price in the market.  According to data from CEH Marketing Research (a division of IHS), we are the largest North American producer of industrial bleach, which is manufactured using both chlorine and caustic soda.

Our manufacturing facilities in Augusta, GA; McIntosh, AL; Charleston, TN; St. Gabriel, LA; Henderson, NV; Becancour, Canada; Santa Fe Springs, CA; Tracy, CA; and a portion of our facility in Niagara Falls, NY are ISO 9001 certified.  In addition, Augusta, GA; McIntosh, AL; Charleston, TN; St. Gabriel, LA; Henderson, NV; Santa Fe Springs, CA; Tracy, CA and Niagara Falls, NY are ISO 14001 certified.  ISO 9000 (which includes ISO 9001 and ISO 9002) and ISO 14000 (which includes ISO 14001) are sets of related international standards on quality assurance and environmental management developed by the International Organization for Standardization to help companies effectively document the quality and environmental management system elements to be implemented to maintain effective quality and environmental management systems.  Our facilities in Augusta, GA; McIntosh, AL; Charleston, TN; Niagara Falls, NY; and St. Gabriel, LA have also achieved Star status in the Voluntary Protection Program (VPP) of the Occupational Safety and Health Administration (OSHA).  OSHA’s VPP is a program in which companies voluntarily participate that recognizes facilities for their exemplary safety and health programs.  Our Augusta, GA; McIntosh, AL; Charleston, TN; St. Gabriel, LA; Henderson, NV; Santa Fe Springs, CA; Tracy, CA and Niagara Falls, NY manufacturing sites and the division headquarters are accredited under the RC 14001 Responsible Care® (RC 14001) standard.  Supported by the chemical industry and recognized by government and regulatory agencies, RC 14001 establishes requirements for the management of safety, health, environmental, security, transportation, product stewardship and stakeholder engagement activities for the business.

Chlorine is used as a raw material in the production of thousands of products for end-uses including vinyls, chlorinated intermediates, isocyanates and water treatment.  A significant portion of U.S. chlorine production is consumed in the manufacture of ethylene dichloride, or EDC, a precursor for polyvinyl chloride, or PVC.  PVC is a plastic used in applications such as vinyl siding, plumbing and automotive parts.  We estimate that approximately 16% of our chlorine produced is consumed in the manufacture of EDC.  While much of the chlorine produced in the U.S. is consumed by the producing company to make downstream products, we sell most of the chlorine we produce to third parties in the merchant market.

Caustic soda has a wide variety of end-use applications, the largest of which in North America is in the pulp and paper industry.  Caustic soda is used in the delignification and bleaching portions of the pulping process.  Caustic soda is also used in the production of detergents and soaps, alumina and a variety of other inorganic and organic chemicals.

The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-produced products and as a result of the large increments in which new capacity is added and removed.  Because chlorine and caustic soda are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-produced product.  Prices for both products respond rapidly to changes in supply and demand.  Our ECU netbacks (defined as gross selling price less freight and discounts) averaged approximately $505, $560 and $575 per ECU in 2014, 2013 and 2012, respectively. See our discussion of chlor alkali product pricing contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We also manufacture and sell other chlor alkali-related products.  These products include chemically processed salt, hydrochloric acid, sodium hypochlorite (bleach), hydrogen and potassium hydroxide.  We refer to these other chlor alkali-related products as co-products.  Sales of co-products represented approximately 32% of Chlor Alkali Products’ sales in 2014.  We have recently invested in capacity and product upgrades in bleach and hydrochloric acid.  In 2013, we completed a capital project to expand hydrochloric acid production at our Henderson, NV chlor alkali site. Hydrochloric acid is a key value-added co-product, and we continue to evaluate hydrochloric acid expansion opportunities at our chlor alkali manufacturing sites. During 2010 to 2013, we initiated and completed low salt, high strength bleach facilities at McIntosh, AL, Niagara Falls, NY and Henderson, NV. These three new facilities increased total bleach manufacturing capacity by approximately 50% over the 2011 capacity.  These low salt, high strength bleach facilities nearly double the concentration of the bleach we manufacture, which significantly reduces transportation costs.

The following table lists products of our Chlor Alkali Products business, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, manufacture of vinyl chloride, bleach, swimming pool chemicals and urethane chemicals	Becancour, Canada Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY St. Gabriel, LA	salt, electricity

Sodium hypochlorite (bleach)	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Becancour, Canada Charleston, TN Henderson, NV* McIntosh, AL* Niagara Falls, NY* Santa Fe Springs, CA Tracy, CA	chlorine, caustic soda

Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water & wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore & mineral processing	Becancour, Canada Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY	chlorine, hydrogen

Potassium hydroxide	Fertilizer manufacturing, soaps, detergents & cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	potassium chloride, electricity

Hydrogen	Fuel source, hydrogen peroxide and hydrochloric acid	Becancour, Canada Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY St. Gabriel, LA	salt, electricity
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

KA Steel is a chemical distributor historically focused in caustic soda and bleach. The addition of KA Steel substantially increased our bleach capacity. KA Steel’s geographic profile expanded our reach and provides a strong platform to increase our caustic soda, bleach, potassium hydroxide and hydrochloric acid sales through Chemical Distribution.

Chemical Distribution sources its chemicals from both international and domestic suppliers, including several of the major chemical producers in the U.S. Chemical Distribution typically has written distributorship agreements or supply contracts with our suppliers that are periodically renewed. The Chemical Distribution supply agreements with producers generally include specific volume commitments and performance criteria, with pricing negotiated based on market dynamics and competitive supply alternatives.

The prices at which Chemical Distribution resells the products that it distributes, such as caustic soda, fluctuate in accordance with the prices that they pay for these products, which in turn are driven by the underlying commodity prices, such as caustic soda, in accordance with supply and demand economics. As a result, movements in the product prices tend to result in largely corresponding changes to sales and cost of goods sold.

Transportation of products to and from customers and suppliers is a fundamental component of the Chemical Distribution business. The Chemical Distribution business relies on their private fleet of trucks, tankers and trailers to ship the majority of their annual volume and on common carriers and direct supply sales for the remainder. Direct supply sales occur by shipping products directly from a supplier to a customer when direct shipment is optimal for our route management. Although the products move directly from supplier to customer, Chemical Distribution remains the only point of contact for both customers and suppliers, and we take ownership of the products during the direct supply process.

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

Winchester

Products and Services

In 2014, Winchester was in its 148th year of operation and its 84th year as part of Olin.  Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries.  We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces.

In September 2014, Winchester was awarded a five-year contract to produce training ammunition for the U.S. Department of Homeland Security. The contract has the potential to generate $50 million of sales over the next five years.

In June 2014, Winchester was awarded a five-year contract to provide 9mm frangible ammunition to be used by the U.S. Air Force, Coast Guard and Navy for close quarter training, which has the potential to generate approximately $28 million of sales over the next five years.

In September 2012, Winchester, along with another ammunition manufacturer, was awarded a contract from the Department of Justice (DOJ) and the Federal Bureau of Investigation (FBI). The contract is to provide .40 caliber duty and training ammunition for one year with four option years; the contract has the potential to generate approximately $5 million of annual sales over the life of the contract.

In October 2014 and 2013, Winchester was recognized by the National Association of Sporting Goods Wholesalers (NASGW) with the group’s Excellence in Ammunition Manufacturing award. The NASGW presents the award to manufacturers who best demonstrate outstanding value and service to NASGW distributor members.

In April 2014, Winchester was recognized with the exclusive Overall Vendor of the Year award by Cabela’s Incorporated (Cabela’s), one of the country’s largest retailers of hunting, fishing and outdoor gear. The Overall Vendor of the Year is Cabela’s highest merchandising vendor award across all categories and departments. Winchester was chosen from more than 3,500 merchandise suppliers for superior performance, partnership and overall contribution to the retailer.

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

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors.  Winchester has also built its business with key high-volume mass merchants and specialty sporting goods retailers.  Winchester has consistently developed industry-leading ammunition, which is recognized in the industry for manufacturing excellence, design innovation and consumer value. Winchester’s new ammunition products continue to receive awards from major industry publications, with recent awards including: Field & Stream magazine’s “Best of the Best” award in 2014 and 2013; Petersen's Hunting magazine’s 2014 “Editor’s Choice” award; Guns & Ammo magazine’s “2014 Ammunition of the Year” award; American Rifleman magazine’s Golden Bullseye Award as “Ammunition Product of the Year” in 2014 and 2012; and Shooting Illustrated magazine’s “Ammunition Product of the Year” in 2014.

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

On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  In October 2011, we opened the new centerfire pistol and rifle production facility in Oxford, MS and, during 2013, the relocation of the centerfire pistol manufacturing equipment was completed. During 2014, the centerfire rifle manufacturing equipment was in the process of being relocated, and by December 1, 2014, all commercial centerfire rifle ammunition was manufactured in Oxford, MS. During 2014, all of Winchester’s centerfire pistol ammunition and approximately 55% of Winchester’s centerfire rifle ammunition was manufactured in Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  We currently expect to complete this relocation by the end of 2016.  Once completed, Winchester expects to have the most modern centerfire ammunition production facility in North America.

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

INTERNATIONAL OPERATIONS

Our subsidiary, Olin Canada ULC, operates one chlor alkali facility in Becancour, Canada, which sells chlor alkali-related products within Canada and to the United States and also sells and distributes ammunition within Canada.  Our subsidiary, Winchester Australia Limited, loads and packs sporting and industrial ammunition in Australia.  See the Note “Segment Information” of the notes to consolidated financial statements contained in Item 8, for geographic segment data.  We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

During 2014, no single customer accounted for more than 8% of sales.  Sales to all U.S. Government agencies and sales under U.S. Government contracting activities in total accounted for approximately 4% of sales in 2014.  Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales.  We sell some of our products, such as caustic soda and sporting ammunition, to a large number of users or distributors, while we sell others, such as chlorine, in substantial quantities to a relatively small number of industrial users.  We discuss the customers for each of our three businesses in more detail above under “Products and Services.”

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

BACKLOG

The total amount of contracted backlog was approximately $289.0 million and $532.4 million as of January 31, 2015 and 2014, respectively.  The backlog orders are in our Winchester business.  Beginning in November 2012, consumer purchases of ammunition surged significantly above historical demand levels. The surge in demand was across all of Winchester’s commercial product offerings. Beginning in the third quarter of 2014, Winchester began to experience a decline in commercial demand from the 2013 level. However, the second half of 2014 commercial demand remained stronger than 2011 levels. The increase above historical levels of commercial demand can be illustrated by the increase in Winchester’s commercial backlog, which was $192.4 million and $423.0 million at January 31, 2015 and 2014, respectively, compared to $29.4 million at December 31, 2011 and $37.6 million at January 31, 2012. The orders included in the commercial backlog may be canceled by the customer. Backlog is comprised of all open customer orders not yet shipped.  Approximately 82% of contracted backlog as of January 31, 2015 is expected to be filled during 2015.

COMPETITION

We are in active competition with businesses producing or distributing the same or similar products, as well as, in some instances, with businesses producing or distributing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 17 million tons of chlorine and 18 million tons of caustic soda capacity, account for approximately 17% of worldwide chlor alkali production capacity.  According to IHS, the Dow Chemical Company (Dow), the Occidental Petroleum Corporation (Oxy), and Axiall Corporation (Axiall) are the three largest chlor alkali producers in North America.  Approximately 75% of the total North American capacity is located in the U.S. Gulf Coast region.

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

We are among the largest manufacturers in the United States of commercial small caliber ammunition based on independent market research sponsored by the National Shooting Sports Foundation (NSSF).  Formed in 1961, NSSF has a membership of more than 8,000 manufacturers, distributors, firearms retailers, shooting ranges, sportsman’s organizations and publishers. According to NSSF, our Winchester business, Vista Outdoor Inc. (Vista), which began publicly trading in February 2015, (formerly a part of Alliant Techsystems Inc. (ATK)) and Remington Outdoor Company, Inc. (Remington) are the three largest commercial ammunition manufacturers in the United States.  The ammunition industry is highly competitive with us, Vista, Remington, numerous smaller domestic manufacturers and foreign producers competing for sales to the commercial ammunition customers.  Many factors influence our ability to compete successfully, including price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.

EMPLOYEES

As of December 31, 2014, we had approximately 3,900 employees, with 3,700 working in the United States and 200 working in foreign countries, primarily Canada.  Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.

The following labor contract is scheduled to expire in 2015:

Location	Number of Employees	Expiration Date
McIntosh (Chlor Alkali)	212	April 2015

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude this labor contract or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities.  Company-sponsored research expenditures were $4.1 million in 2014, $2.5 million in 2013 and $2.6 million in 2012.

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

Price in the chlor alkali industry is the major supplier selection criterion.  We have little or no ability to influence prices in this large commodity market.  Decreases in the average selling prices of our products could have a material adverse effect on our profitability.  For example, in the Chlor Alkali Products segment, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $14 million annual change in our revenues and pretax profit when we are operating at full capacity.  While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products and by controlling transportation, selling and administration expense, we cannot assure you that these efforts will be sufficient to offset fully the effect of possible decreases in pricing on operating results.

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

Credit Facilities—Weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior credit facility and certain tax-exempt bonds.

Our senior credit facility and our Gulf Opportunity Zone Act of 2005 (Go Zone) and American Recovery and Reinvestment Act of 2009 (Recovery Zone) tax-exempt bonds include certain financial maintenance covenants requiring us to not exceed a maximum leverage ratio and to maintain a minimum coverage ratio.

Depending on the magnitude and duration of chlor alkali cyclical downturns, including deterioration in prices and volumes, there can be no assurance that we will continue to be in compliance with these ratios.  If we failed to comply with either of these covenants in a future period and were not able to obtain waivers from the lenders thereunder, we would need to refinance our current senior credit facility and the Go Zone and Recovery Zone bonds.  However, there can be no assurance that such refinancing would be available to us on terms that would be acceptable to us or at all.

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

As of December 31, 2014, we had $675.1 million of indebtedness outstanding, including $4.5 million representing the unrecognized gain related to $161.5 million of interest rate swaps at December 31, 2014.  This outstanding indebtedness does not include our $265.0 million senior revolving credit facility of which we had $257.7 million available as of December 31, 2014 because we had issued $7.3 million of letters of credit.  As of December 31, 2014, our indebtedness represented 40.0% of our total capitalization.  At December 31, 2014, $16.4 million of our indebtedness was due within one year.

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

Under Accounting Standard Codification (ASC) 715 “Compensation–Retirement Benefits” (ASC 715), we recorded an after-tax charge of $86.6 million ($142.0 million pretax) to shareholders’ equity as of December 31, 2014 for our pension and other postretirement plans.  This charge reflected a 60-basis point decrease in the plans’ discount rate and the negative impact of the newly mandated mortality tables, partially offset by favorable performance on plan assets during 2014. In 2013, we recorded an after-tax charge of $7.7 million ($12.5 million pretax) to shareholders’ equity as of December 31, 2013 for our pension and other postretirement plans.  This charge reflected unfavorable performance on plan assets during 2013, partially offset by a 60-basis point increase in the plans’ discount rate.  In 2012, we recorded an after-tax charge of $101.9 million ($166.8 million pretax) to shareholders’ equity as of December 31, 2012 for our pension and other postretirement plans.  This charge reflected a 100-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2012.  The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior credit facility.

The determinations of pension expense and pension funding are based on a variety of rules and regulations.  Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets.  They may also result in higher pension costs, additional financial statement disclosure, and accelerate the need to fully fund the pension plan.  During the fourth quarter of 2014, the Society of Actuaries (SOA) issued the final report of its mortality tables and mortality improvement scales. The updated mortality data reflected increasing life expectancies in the United States. During the third quarter of 2012, the “Moving Ahead for Progress in the 21st Century Act” (MAP-21) became law. The new law changes the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates for a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation and potentially reducing or eliminating the minimum annual funding requirement. The new law also increased premiums paid to the Pension Benefit Guaranty Corporation (PBGC). During the third quarter of 2014, the “Highway and Transportation Funding Act” (HATFA 2014) became law, which includes an extension of MAP-21’s defined benefit plan funding stabilization relief. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2015 and under the new law may not be required to make any additional contributions for at least the next five years.  We do have a small Canadian qualified defined benefit pension plan to which we made cash contributions of $0.8 million in 2014, $1.0 million in 2013 and $0.9 million in 2012, and we anticipate approximately $1 million of cash contributions in 2015.  At December 31, 2014, the projected benefit obligation of $2,117.4 million exceeded the market value of assets in our qualified defined benefit pension plans by $138.7 million, as calculated under ASC 715.

In addition, the impact of declines in global equity and fixed income markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension plans in future years.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets would have decreased or increased, respectively, the 2014 defined benefit pension plans income by approximately $17.4 million.

Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2014 and the projected benefit obligation as of December 31, 2014 would have decreased pension income by $0.5 million and increased the projected benefit obligation by $118.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2014 and the projected benefit obligation as of December 31, 2014 would have increased pension income by $0.7 million and decreased the projected benefit obligation by $115.0 million.

Labor Matters—We cannot assure you that we can conclude future labor contracts or any other labor agreements without work stoppages.

Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.  The following labor contract is scheduled to expire in 2015:

Location	Number of Employees	Expiration Date
McIntosh (Chlor Alkali)	212	April 2015

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

We have manufacturing sites at 13 separate locations in nine states, Canada and Australia.  Most manufacturing sites are owned although a number of small sites are leased.  We also own 4 terminals in 3 states and Canada and lease 26 terminal facilities in 19 states. We listed the principal locations at or from which our products and services are manufactured, distributed or marketed in the tables set forth under the caption “Products and Services” contained in Item 1—“Business.”

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2014 and 2013, our consolidated balance sheets included liabilities for these legal actions of $22.1 million and $19.3 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant as of February 25, 2015

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (64)	Chairman and Chief Executive Officer	1996
Scott R. Abel (51)	President, K. A. Steel Chemicals Inc.	2014
Frank W. Chirumbole (56)	Vice President and President, Chlor Alkali Products	2011
Stephen C. Curley (63)	Vice President and Treasurer	2005
Dolores J. Ennico (62)	Vice President, Human Resources	2009
John E. Fischer (59)	President and Chief Operating Officer	2004
G. Bruce Greer, Jr. (54)	Vice President, Strategic Planning and Information Technology	2005
John L. McIntosh (60)	Senior Vice President, Chemicals	1999
Thomas J. O’Keefe (56)	Vice President and President, Winchester	2011
George H. Pain (64)	Senior Vice President, General Counsel and Secretary	2002
Todd A. Slater (51)	Vice President and Chief Financial Officer	2005
Randee N. Sumner (40)	Vice President and Controller	2014

No family relationship exists between any of the above named executive officers or between any of them and any of our directors.  Such officers were elected to serve, subject to the By-laws, until their respective successors are chosen.

All executive officers, except Messrs. Abel, Chirumbole and O’Keefe, and Ms. Sumner, have served as executive officers for more than five years.

Scott R. Abel joined Olin in April 2014, and became President, K. A. Steel Chemicals Inc. on August 22, 2014. From 2012 to 2014, he served as Commercial Vice President at KOST USA, Inc. and from 2009 to 2012, he served as Business Director – Glycols at Archer Daniels Midland Company. From 2008 to 2009, he served as Global Marketing Director – Acrylic Monomers; from 2003 to 2007, he served as Senior Marketing Manager – Chlor Alkali; and from 1989 through 2007, he served in various sales and marketing positions, all at The Dow Chemical Company.

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

Randee N. Sumner was appointed Vice President and Controller effective May 4, 2014. From December 2012 until April 2014, she served as Division Financial Officer for K. A. Steel Chemicals Inc. From 2010 until December 2012, she served as Assistant Controller; from 2008 to 2010, she served as Director, Corporate Accounting and Financial Reporting; and from 2006 to 2008, she served as Manager, Corporate Accounting and Financial Reporting, all for Olin Corporation.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 30, 2015, we had 3,627 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange.

The high and low sales prices of our common stock during each quarterly period in 2014 and 2013 are listed below.  A dividend of $0.20 per common share was paid during each of the four quarters in 2014 and 2013.

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$29.18	$29.28	$28.08	$25.97
Low	24.51	26.42	25.23	20.43

2013
Market price of common stock per New York Stock Exchange composite transactions
High	$25.42	$26.05	$25.17	$29.52
Low	21.29	22.74	22.50	21.79

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	60,000	$23.93	60,000
November 1-30, 2014	414,700	25.00	414,700
December 1-31, 2014	356,200	23.19	356,200
Total				6,062,657 (1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that will terminate on April 24, 2017.  Through December 31, 2014, 1,937,343 shares had been repurchased, and 6,062,657 shares remained available for purchase under this program.

Performance Graph

This graph compares the total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s 1000 Index (the “S&P 1000”), our current peer group (the “Peer Group B”) and our prior peer group (the “Peer Group A”). Peer Group A consists of six companies comprised of: ATK, Axiall, Dow, Oxy, PPG Industries, Inc. and Westlake Chemical Corporation. Peer Group B consists of five companies comprised of: ATK, Axiall, Dow, Oxy and Westlake Chemical Corporation.

Our board adjusted the peer group to better reflect companies that are in our current line of business. PPG Industries, Inc. was removed from Peer Group B as they have divested from their commodity chemicals business. Our board believes that the current peer group provides a better and more accurate basis to compare our performance, as the compensation committee uses our peer group for certain benchmarks in executive compensation.

Data is for the five-year period from December 31, 2009 through December 31, 2014.  The cumulative return includes reinvestment of dividends.  The Peer Groups are weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph.  We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in the Peer Groups for such year by (b) the total shareholder return for that corporation for such year.

Item 6.  SELECTED FINANCIAL DATA

TEN-YEAR SUMMARY

	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Operations		($ and shares in millions, except per share data)
Sales	$2,241	$2,515	$2,185	$1,961	$1,586	$1,532	$1,765	$1,277	$1,040	$955
Cost of goods sold	1,853	2,034	1,748	1,574	1,350	1,223	1,377	1,035	792	682
Selling and administration	170	190	177	161	134	135	137	129	129	128
Restructuring charges	(16)	(6)	(9)	(11)	(34)	—	—	—	—	—
Other operating income	2	1	8	9	2	9	1	2	7	9
Earnings of non-consolidated affiliates	2	3	3	10	30	38	39	46	45	37
Interest expense	44	39	26	30	25	12	13	22	20	20
Interest and other income (expense)	1	—	(10)	176	2	1	(20)	12	12	20
Income before taxes from continuing operations	163	250	226	380	77	210	258	151	163	191
Income tax provision	58	71	76	138	12	74	100	50	39	74
Income from continuing operations	105	179	150	242	65	136	158	101	124	117
Discontinued operations, net	1	—	—	—	—	—	—	(110)	26	21
Cumulative effect of accounting changes, net	—	—	—	—	—	—	—	—	—	(5)
Net income (loss)	$106	$179	$150	$242	$65	$136	$158	$(9)	$150	$133
Financial position
Cash and cash equivalents, short-term investments and restricted cash	$257	$312	$177	$357	$561	$459	$247	$333	$276	$304
Working capital, excluding cash and cash equivalents and short-term investments	182	125	150	76	33	91	24	(14)	223	191
Property, plant and equipment, net	931	988	1,034	885	675	695	630	504	251	227
Total assets	2,698	2,803	2,778	2,450	2,049	1,932	1,720	1,731	1,642	1,802
Capitalization:
Short-term debt	16	13	24	12	78	—	—	10	2	1
Long-term debt	659	678	690	524	418	398	252	249	252	257
Shareholders’ equity	1,013	1,101	998	986	830	822	705	664	543	427
Total capitalization	$1,688	$1,792	$1,712	$1,522	$1,326	$1,220	$957	$923	$797	$685
Per share data
Basic:
Continuing operations	$1.33	$2.24	$1.87	$3.02	$0.82	$1.74	$2.08	$1.36	$1.70	$1.65
Discontinued operations, net	0.01	—	—	—	—	—	—	(1.48)	0.36	0.30
Accounting changes, net	—	—	—	—	—	—	—	—	—	(0.08)
Net income (loss)	$1.34	$2.24	$1.87	$3.02	$0.82	$1.74	$2.08	$(0.12)	$2.06	$1.87
Diluted:
Continuing operations	$1.32	$2.21	$1.85	$2.99	$0.81	$1.73	$2.07	$1.36	$1.70	$1.65
Discontinued operations, net	0.01	—	—	—	—	—	—	(1.48)	0.36	0.29
Accounting changes, net	—	—	—	—	—	—	—	—	—	(0.08)
Net income (loss)	$1.33	$2.21	$1.85	$2.99	$0.81	$1.73	$2.07	$(0.12)	$2.06	$1.86
Common Cash Dividends	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80	0.80
Market price of common stock:
High	29.28	29.52	23.48	27.16	22.39	19.79	30.39	24.53	22.65	25.35
Low	20.43	21.29	18.40	16.11	14.35	8.97	12.52	15.97	14.22	16.65
Year end	22.77	28.85	21.59	19.65	20.52	17.52	18.08	19.33	16.52	19.68
Other
Capital expenditures	$72	$91	$256	$201	$85	$138	$180	$76	$62	$63
Depreciation and amortization	139	135	111	99	87	72	70	48	38	36
Common dividends paid	63	64	64	64	63	63	61	59	58	57
Repurchases of common stock	65	36	3	4	—	—	—	—	—	—
Current ratio	2.2	2.1	1.7	2.0	2.3	2.8	1.7	1.8	2.2	2.3
Total debt to total capitalization	40.0%	38.6%	41.7%	35.2%	37.4%	32.6%	26.4%	28.1%	31.8%	37.7%
Effective tax rate	35.5%	28.6%	33.6%	36.3%	15.7%	35.4%	38.8%	33.1%	24.2%	38.4%
Average common shares outstanding - diluted	79.7	80.9	81.0	80.8	79.9	78.3	76.1	74.3	72.8	71.6
Shareholders	3,600	3,900	4,100	4,400	4,600	4,900	5,100	5,300	5,700	6,100
Employees(1)	3,900	4,100	4,100	3,800	3,700	3,700	3,600	3,600	3,100	2,900

Our Selected Financial Data reflects the Metals business (sold in 2007) as discontinued operations.  Since August 31, 2007, our Selected Financial Data reflects the Pioneer acquisition.  Since February 28, 2011, our Selected Financial Data reflects the acquisition of the remaining 50% of the SunBelt Chlor Alkali Partnership, which we refer to as SunBelt. Since August 22, 2012, our Selected Financial Data reflects the acquisition of KA Steel.

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

RECENT DEVELOPMENTS AND HIGHLIGHTS

2014 Year

In 2014, Chlor Alkali Products’ segment income was $130.1 million compared to $203.8 million in 2013. Chlor Alkali Products’ segment income was lower than the prior year as a result of lower product prices, predominantly caustic soda, and decreased chlorine and caustic soda volumes. These decreases were partially offset by decreased operating costs, primarily related to cost reduction efforts that were implemented during 2014 and increased shipments of hydrochloric acid and potassium hydroxide. Operating rates in Chlor Alkali Products were 80% in 2014 and 84% in 2013. The lower operating rate in 2014 was affected by planned and unplanned customer outages in the second half of 2014.

Our 2014 ECU netbacks of approximately $505 were 10% lower than the 2013 ECU netbacks of approximately $560 due to lower caustic soda prices. In the first quarter of 2014, we announced a chlorine price increase of $50 per ton and a caustic soda price increase of $50 per ton, which included the reinstatement of the fourth quarter of 2013 $40 per ton caustic soda price increase. The 2014 chlorine price increase was not successful. In the second quarter of 2014, we announced an additional $60 per ton caustic soda price increase. Neither of these caustic soda price increases were successful. In the third quarter of 2014, an additional caustic soda price increase was announced for $30 per ton. In the fourth quarter of 2014, the caustic soda price indices increased a total of $30 per ton. The benefit of this increase should impact the first quarter of 2015 results. Also in the fourth quarter of 2014, an additional caustic soda price increase was announced for $40 per ton. In January 2015, a chlorine price increase of $75 per ton was announced. While the success of the first quarter 2015 chlorine price increase and the fourth quarter 2014 caustic soda price increase are not yet known, the majority of the benefit, if realized, would impact second quarter 2015 results. ECU netbacks in the first quarter of 2015 are forecast to be higher than the fourth quarter of 2014 ECU netbacks of approximately $490 as a result of higher chlorine and caustic soda prices.

Chemical Distribution segment income was breakeven in 2014 compared to $9.7 million in 2013. Chemical Distribution segment income was lower than the prior year primarily due to decreased caustic soda volumes. Depreciation and amortization expense included in segment income for the years ended December 31, 2014 and 2013 of $15.8 million and $15.4 million, respectively, were primarily associated with the acquisition fair value adjustment related to the KA Steel acquisition.

Winchester segment income was $127.3 million in 2014, which represented the second highest level of segment income in at least the last two decades, compared to $143.2 million in 2013. The decrease in segment income compared to last year primarily reflects a lower level of demand for shotshell and rifle ammunition. The higher than historical commercial demand level that began in November 2012 continued through the second quarter of 2014. Beginning in the third quarter of 2014, Winchester began to experience a decline in commercial demand from the 2013 level. However, the second half of 2014 commercial demand remained stronger than 2011 levels. This decrease in demand was partially offset by improved selling prices and lower costs, including the impact of decreased costs associated with our new centerfire operation in Oxford, MS.

Income from discontinued operations, net for the year ended December 31, 2014 included an after tax gain of $0.7 million ($4.6 million pretax) for the favorable resolution of certain indemnity obligations related to our Metals business sold in 2007.

Financing

In August 2014, we redeemed our $150.0 million 8.875% senior notes (2019 Notes), which would have matured on August 15, 2019. We recognized interest expense of $9.5 million for the call premium and the write-off of unamortized deferred debt issuance costs and unamortized discount related to this action. We anticipate interest expense savings of approximately $10 million during the first year after the redemption of these notes.

On June 24, 2014, we entered into a new five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. The new $415.0 million senior credit facility will expire in June 2019.

In December 2014, we repaid $12.2 million due under the annual requirements of the SunBelt Notes and $0.9 million due under the required quarterly installments of the $150.0 million term loan facility.

During 2014, we repurchased and retired 2.5 million shares with a total value of $64.8 million.

Restructurings

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduces the facility’s chlor alkali capacity by 185,000 tons. The plant will now predominantly focus on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. In the fourth quarter of 2014, we recorded pretax restructuring charges of $10.0 million for the write-off of equipment and facility costs, employee severance and related benefit costs, lease and other contract termination costs and a non-cash pension curtailment charge related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $5 million related to the shut down of this portion of the facility.

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the years ended December 31, 2014, 2013 and 2012, we recorded pretax restructuring charges of $3.8 million, $3.7 million and $2.3 million, respectively, for employee severance and related benefit costs, employee relocation costs, facility exit costs, write-off of equipment and facility costs and lease and other contract termination costs related to these actions.

On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  We expect the centerfire relocation project to generate Winchester operating cost savings of approximately $30 million in 2015. Consistent with this relocation decision in 2010, we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments.  In October 2011, we opened the new centerfire pistol and rifle production facility in Oxford, MS and, during 2013, the relocation of the centerfire pistol manufacturing equipment was completed. During 2014, the centerfire rifle manufacturing equipment was in the process of being relocated, and by December 1, 2014, all commercial centerfire rifle ammunition was manufactured in Oxford, MS. During 2014, all of Winchester’s centerfire pistol ammunition and approximately 55% of Winchester’s centerfire rifle ammunition was manufactured in Oxford, MS.  We currently expect to complete this relocation by the end of 2016.  Once completed, Winchester expects to have the most modern centerfire ammunition production facility in North America. For the years ended December 31, 2014, 2013 and 2012, we recorded pretax restructuring charges of $1.9 million, $1.8 million and $6.2 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $3 million related to the transfer of these operations.

2013 Year

In 2013, Chlor Alkali Products’ segment income was $203.8 million compared to $263.2 million in 2012. Chlor Alkali Products’ segment income in 2013 was lower than 2012 as a result of lower product prices, primarily hydrochloric acid and chlorine, and increased operating costs associated with planned maintenance outages, higher electricity costs primarily due to increased natural gas prices and higher depreciation expense. These decreases were partially offset by an $11.0 million favorable contract settlement. Operating rates in Chlor Alkali Products were 84% in 2013, which reflected the capacity reductions that occurred in fourth quarter of 2012, and 80% in 2012.

Our 2013 ECU netbacks of approximately $560 were 3% lower than the 2012 ECU netbacks of approximately $575 due to lower chlorine prices partially offset by higher caustic soda prices. In the first quarter of 2013, a caustic soda price increase of $50 per ton was announced and a chlorine price increase of $60 per ton was announced. The 2013 chlorine price increase was not successful. In the second quarter of 2013, we announced an additional $40 per ton caustic soda price increase. In the third quarter of 2013, an additional caustic soda price increase was announced for $30 per ton. Finally in the fourth quarter of 2013, an additional caustic soda price increase was announced for $40 per ton. During 2013, caustic soda prices increased, but were more than offset by lower chlorine prices.

Chemical Distribution segment income was $9.7 million in 2013 compared to $4.5 million in 2012. Chemical Distribution segment income in 2013 was higher than 2012 as a result of the additional period of our ownership. Depreciation and amortization expense included in segment income for the years ended December 31, 2013 and 2012 of $15.4 million and $5.5 million, respectively, were primarily associated with the acquisition fair value adjustment related to the KA Steel acquisition.

Winchester segment income of $143.2 million in 2013, which represented the highest level of segment income in at least the last two decades, improved 159% compared to 2012 segment income of $55.2 million. The increase in segment income in 2013 compared to 2012 reflects the impact of increased volumes due to the continuation of the stronger than historical demand that began in the fourth quarter of 2012, improved selling prices and decreased costs, including the impact of decreased costs associated with our new centerfire operation in Oxford, MS.

Other income (expense) in 2013 included a gain of $6.5 million on the sale of our equity interest in a limited liability company that owns a bleach related chemical manufacturing facility (bleach joint venture).

Income tax provision for 2013 included $11.4 million of favorable adjustments associated with the expiration of the statutes of limitations in federal and state jurisdictions, $8.3 million of benefit associated with reductions in valuation allowances on our capital loss carryforwards and $1.9 million of benefit associated with the Research Credit under Section 41 of the U.S. Internal Revenue Code (Research Credit), which were partially offset by $1.8 million of expense associated with changes in tax contingencies and $1.3 million of expense associated with increases in valuation allowances on certain state tax credits carryforwards.

During 2013, we entered into sale/leaseback agreements for bleach trailers and chlorine, caustic soda and bleach railcars. We received proceeds from the sales of $35.8 million.

In December 2013, we repaid $12.2 million due under the annual requirements of the SunBelt Notes. In January 2013, we also repaid the $11.4 million 6.5% Senior Notes (2013 Notes), which became due. These were redeemed using cash.

During 2013, we repurchased and retired 1.5 million shares with a total value of $36.2 million under the share repurchase plan approved by our board of directors on July 21, 2011.

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

For segment reporting purposes, KA Steel comprises the Chemical Distribution segment. Our results for the year ended December 31, 2012 included KA Steel sales of $156.3 million and $4.5 million of segment income, which included depreciation and amortization expense of $5.5 million, primarily associated with the acquisition fair value adjustment related to the KA Steel acquisition.

As a result of acquiring KA Steel, we expect synergies to be realized by the Chemical Distribution and Chlor Alkali Products segments. These synergies include opportunities to sell additional volumes of products we produce such as caustic soda, bleach, hydrochloric acid and potassium hydroxide through KA Steel and to optimize freight cost and logistics assets between our Chlor Alkali Products segment and KA Steel. Also, under the terms of the acquisition, both parties agreed to make an election under Section 338(h)(10) of the U.S. Internal Revenue Code (U.S. IRC) that is expected to result in cash tax benefits to us that have a net present value of approximately $60 million as of August 22, 2012.

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

Our 2012 ECU netbacks of approximately $575 were 1% higher than the 2011 ECU netbacks of approximately $570 due to higher caustic soda prices partially offset by lower chlorine prices. In the first quarter of 2012, a caustic soda price increase was announced of $45 per ton and a chlorine price increase was announced of $40 per ton. The 2012 chlorine price increase was not successful. In the second quarter of 2012, we announced an additional $60 per ton caustic soda price increase. In the third quarter of 2012, an additional caustic soda price increase was announced of $70 per ton. Finally, in the fourth quarter of 2012, an additional caustic soda price increase was announced for $50 per ton. During 2012, caustic soda prices increased, but were partially offset by lower chlorine prices.

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

Income tax provision for 2012 included a $6.6 million benefit associated with the Agricultural Chemicals Security Tax Credit under Section 45O of the U.S. IRC (Section 45O), which were partially offset by $3.6 million of tax expense associated with remeasurement of deferred taxes, changes in tax contingencies and tax expense associated with previously undistributed earnings from our Winchester Australia Limited subsidiary.

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

Quarterly and annual average ECU netbacks for 2014, 2013 and 2012 were as follows:

	2014	2013	2012
First quarter	$520	$565	$585
Second quarter	510	575	575
Third quarter	505	570	560
Fourth quarter	490	525	580
Annual average	505	560	575

Our 2012 ECU netbacks of approximately $575 were 1% higher than the 2011 ECU netbacks of approximately $570 due to higher caustic soda prices partially offset by lower chlorine prices. In the first quarter of 2012, a caustic soda price increase was announced of $45 per ton and a chlorine price increase was announced totaling $40 per ton. The 2012 chlorine price increase was not successful. In the second quarter of 2012, we announced an additional $60 per ton caustic soda price increase. In the third quarter of 2012, an additional caustic soda price increase was announced of $70 per ton. Finally, in the fourth quarter of 2012, an additional caustic soda price increase was announced for $50 per ton. During 2012, caustic soda prices increased, but were partially offset by lower chlorine prices.

Our 2013 ECU netbacks of approximately $560 were 3% lower than the 2012 ECU netbacks of approximately $575 due to lower chlorine prices partially offset by higher caustic soda prices. In the first quarter of 2013, a caustic soda price increase of $50 per ton was announced and a chlorine price increase of $60 per ton was announced. The 2013 chlorine price increase was not successful. In the second quarter of 2013, we announced an additional $40 per ton caustic soda price increase. In the third quarter of 2013, an additional caustic soda price increase was announced for $30 per ton. Finally in the fourth quarter of 2013, an additional caustic soda price increase was announced for $40 per ton. During 2013, caustic soda prices increased, but were more than offset by lower chlorine prices.

Our 2014 ECU netbacks of approximately $505 were 10% lower than the 2013 ECU netbacks of approximately $560 due to lower caustic soda prices. In the first quarter of 2014, we announced a chlorine price increase of $50 per ton and a caustic soda price increase of $50 per ton, which included the reinstatement of the fourth quarter of 2013 $40 per ton caustic soda price increase. The 2014 chlorine price increase was not successful. In the second quarter of 2014, we announced an additional $60 per ton caustic soda price increase. Neither of these caustic soda price increases were successful. In the third quarter of 2014, an additional caustic soda price increase was announced for $30 per ton. In the fourth quarter of 2014, the caustic soda price indices increased a total of $30 per ton. The benefit of this increase should impact the first quarter of 2015 results. Also in the fourth quarter of 2014, an additional caustic soda price increase was announced for $40 per ton. In January 2015, a chlorine price increase of $75 per ton was announced. While the success of the first quarter 2015 chlorine price increase and the fourth quarter 2014 caustic soda price increase are not yet known, the majority of the benefit, if realized, would impact second quarter 2015 results. ECU netbacks in the first quarter of 2015 are forecast to be higher than the fourth quarter of 2014 ECU netbacks of approximately $490 as a result of higher chlorine and caustic soda prices.

PENSION AND POSTRETIREMENT BENEFITS

Under ASC 715, we recorded an after-tax charge of $86.6 million ($142.0 million pretax) to shareholders’ equity as of December 31, 2014 for our pension and other postretirement plans.  This charge reflected a 60-basis point decrease in the plans’ discount rate and the negative impact of the newly mandated mortality tables, partially offset by favorable performance on plan assets during 2014.  Our benefit obligation as of December 31, 2014 increased approximately $90 million pretax as a result of the newly mandated mortality tables. In 2013, we recorded an after-tax charge of $7.7 million ($12.5 million pretax) to shareholders’ equity as of December 31, 2013 for our pension and other postretirement plans.  This charge reflected unfavorable performance on plan assets during 2013, partially offset by a 60-basis point increase in the plans’ discount rate.  In 2012, we recorded an after-tax charge of $101.9 million ($166.8 million pretax) to shareholders’ equity as of December 31, 2012 for our pension and other postretirement plans.  This charge reflected a 100-basis point decrease in the plans’ discount rate, partially offset by the favorable performance on plan assets during 2012.  The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior credit facility.

During the fourth quarter of 2014, the SOA issued the final report of its mortality tables and mortality improvement scales. The updated mortality data reflected increasing life expectancies in the United States. During the third quarter of 2012, the MAP-21 became law. The new law changes the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates for a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation, and potentially reducing or eliminating the minimum annual funding requirement. The new law also increased premiums paid to the PBGC. During the third quarter of 2014, HATFA 2014 became law, which includes an extension of MAP-21’s defined benefit plan funding stabilization relief. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2015 and under the new law may not be required to make any additional contributions for at least the next five years. We do have a small Canadian qualified defined benefit pension plan to which we made cash contributions of $0.8 million in 2014, $1.0 million in 2013, and $0.9 million in 2012, and we anticipate approximately $1 million of cash contributions in 2015.  At December 31, 2014, the projected benefit obligation of $2,117.4 million exceeded the market value of assets in our qualified defined benefit pension plans by $138.7 million, as calculated under ASC 715.

Components of net periodic benefit (income) costs were:

	Years ended December 31,
	2014	2013	2012
	($ in millions)
Pension benefits	$(25.0)	$(20.5)	$(21.1)
Other postretirement benefits	6.6	7.5	7.4

In December 2014, we recorded a curtailment charge of $0.2 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This charge was included in restructuring charges for 2014.

The service cost and the amortization of prior service cost components of pension expense related to employees of the operating segments are allocated to the operating segments based on their respective estimated census data.

CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2014	2013	2012
	($ in millions, except per share data)
Sales	$2,241.2	$2,515.0	$2,184.7
Cost of goods sold	1,853.2	2,033.7	1,748.0
Gross margin	388.0	481.3	436.7
Selling and administration	170.4	190.0	168.6
Restructuring charges	15.7	5.5	8.5
Acquisition costs	—	—	8.3
Other operating income	1.5	0.7	7.6
Operating income	203.4	286.5	258.9
Earnings of non-consolidated affiliates	1.7	2.8	3.0
Interest expense	43.8	38.6	26.4
Interest income	1.3	0.6	1.0
Other income (expense)	0.1	(1.3)	(11.3)
Income from continuing operations before taxes	162.7	250.0	225.2
Income tax provision	57.7	71.4	75.6
Income from continuing operations	105.0	178.6	149.6
Income from discontinued operations, net	0.7	—	—
Net income	$105.7	$178.6	$149.6
Net income per common share:
Basic income per common share:
Income from continuing operations	$1.33	$2.24	$1.87
Income from discontinued operations, net	0.01	—	—
Net income	$1.34	$2.24	$1.87
Diluted income per common share:
Income from continuing operations	$1.32	$2.21	$1.85
Income from discontinued operations, net	0.01	—	—
Net income	$1.33	$2.21	$1.85

2014 Compared 2013

Sales for 2014 were $2,241.2 million compared to $2,515.0 million last year, a decrease of $273.8 million, or 11%.  Chemical Distribution segment sales decreased by $112.6 million primarily due to lower caustic soda volumes and decreased caustic soda prices. Chlor Alkali Products sales decreased by $106.7 million primarily due to lower product prices, predominantly caustic soda, and decreased chlorine and caustic soda volumes, partially offset by increased shipments of hydrochloric acid and potassium hydroxide. Winchester sales decreased by $39.2 million primarily due to decreased shipments of shotshell and rifle ammunition, partially offset by increased shipments of pistol ammunition to domestic commercial customers. The decreased commercial volumes were partially offset by higher selling prices and increased shipments to international and other customers. Sales were also impacted by an increase in the elimination of intersegment sales between the Chlor Alkali Products segment and the Chemical Distribution segment of $15.3 million.

Gross margin decreased $93.3 million, or 19%, from 2013. Chlor Alkali Products gross margin decreased by $78.1 million, primarily due to lower product prices, predominantly caustic soda, and decreased chlorine and caustic soda volumes, which were partially offset by decreased operating costs and increased shipments of hydrochloric acid and potassium hydroxide. Winchester gross margin was lower by $14.2 million primarily due to decreased shipments of shotshell and rifle ammunition to domestic commercial customers, which was partially offset by higher selling prices. Chemical Distribution gross margin was lower by $7.9 million primarily due to decreased caustic soda volumes. Gross margin as a percentage of sales was 17% in 2014 and 19% in 2013.

Selling and administration expenses in 2014 decreased $19.6 million, or 10%, from 2013, primarily due to decreased management incentive compensation expense of $18.1 million, which includes mark-to-market adjustments on stock-based compensation, decreased legal and legal-related settlement expenses of $15.5 million and decreased non-income tax expense of $3.7 million. These decreases were partially offset by the recovery of legacy legal costs of $13.9 million during 2013 and increased consulting fees of $3.9 million. Selling and administration expenses as a percentage of sales were 8% in both 2014 and 2013.

Restructuring charges in 2014 included $10.0 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility. Restructuring charges in 2014 and 2013 also included $5.7 million and $5.5 million, respectively, associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Other operating income in 2014 included a gain of $1.0 million for the resolution of a contract matter. Other operating income in 2013 included a gain of $1.5 million on the sale of two former manufacturing sites.

Interest expense increased by $5.2 million in 2014, primarily due to the call premium and the write-off of unamortized deferred debt issuance costs and unamortized discount of $9.5 million associated with the redemption of the 2019 Notes and a decrease in capitalized interest of $0.9 million primarily due to the completion of the low salt, high strength bleach facility and hydrochloric acid expansion project at our Henderson, NV chlor alkali site in the first quarter of 2013. These increases were partially offset by lower interest rates.

Other income (expense) in 2013 included $7.9 million of expense for our earn out liability from the SunBelt acquisition and a gain of $6.5 million on the sale of our equity interest in a bleach joint venture.

The effective tax rate from continuing operations for 2014 included $1.2 million of benefit associated with the return to provision adjustment for the finalization of our 2013 U.S. federal and state income tax returns and $0.7 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions. These items were partially offset by $0.8 million of expense associated with increases in valuation allowances on certain state tax credit balances primarily associated with a change in state tax law and $0.6 million of expense related to the remeasurement of deferred taxes due to an increase in state effective tax rates. After giving consideration to these four items of $0.5 million, the effective tax rate from continuing operations for 2014 of 35.8% was slightly higher than the 35% U.S. federal statutory rate, primarily due to state income taxes net of utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the Contributing Employee Ownership Plan (CEOP). The effective tax rate from continuing operations for 2013 included $11.4 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions, $8.3 million of benefit associated with reductions in valuation allowances on our capital loss carryforwards and $1.9 million of benefit associated with the Research Credit. These items were partially offset by $1.8 million of expense associated with changes in tax contingencies and $1.3 million of expense associated with increases in valuation allowances on certain state tax credit carryforwards. After giving consideration to these five items of $18.5 million, the effective tax rate from continuing operations for 2013 of 36.0% was slightly higher than the 35% U.S. federal statutory rate, primarily due to state income taxes net of utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP.

Income from discontinued operations, net for the year ended December 31, 2014 included an after tax gain of $0.7 million ($4.6 million pretax) for the favorable resolution of certain indemnity obligations related to our Metals business sold in 2007.

2013 Compared 2012

Sales for 2013 were $2,515.0 million compared to $2,184.7 million in 2012, an increase of $330.3 million, or 15%.  Chemical Distribution segment sales increased by $250.1 million due to the additional period of our ownership. Winchester sales increased by $160.0 million, or 26%, from 2012 primarily due to increased shipments to domestic commercial and law enforcement customers and higher selling prices, partially offset by lower shipments to military and international customers. These increases were partially offset by an increase in the elimination of intersegment sales between the Chlor Alkali Products segment and the Chemical Distribution segment of $63.2 million and a decrease in Chlor Alkali Products’ sales of $16.6 million, or 1%, primarily due to lower product prices, primarily hydrochloric acid and chlorine. Our 2013 ECU netbacks decreased 3% compared to 2012.

Gross margin increased $44.6 million, or 10%, from 2012, primarily as a result of increased Winchester gross margin of $91.6 million, primarily due to increased shipments to domestic commercial customers and improved selling prices, and additional gross margin contributed by the Chemical Distribution segment of $12.2 million due to the additional period of our ownership. These increases were partially offset by lower Chlor Alkali gross margin of $61.3 million, primarily due to lower product prices, primarily hydrochloric acid and chlorine, and higher operating costs associated with planned maintenance outages, higher electricity costs primarily due to increased natural gas prices and higher depreciation expense. These decreases were partially offset by a favorable contract settlement. Gross margin as a percentage of sales was 19% in 2013 and 20% in 2012.

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

Other income (expense) in 2013 and 2012 included $7.9 million and $11.5 million, respectively, of expense for our earn out liability from the SunBelt acquisition.  Other income (expense) in 2013 also included a gain of $6.5 million on the sale of our equity interest in a bleach joint venture.

The effective tax rate from continuing operations for 2013 included $11.4 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions, $8.3 million of benefit associated with reductions in valuation allowances on our capital loss carryforwards and $1.9 million of benefit associated with the Research Credit, which were partially offset by $1.8 million of expense associated with changes in tax contingencies and $1.3 million of expense associated with increases in valuation allowances on certain state tax credit carryforwards. After giving consideration to these five items of $18.5 million, the effective tax rate from continuing operations for 2013 of 36.0% was slightly higher than the 35% U.S. federal statutory rate, primarily due to state income taxes net of utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP. The effective tax rate from continuing operations for 2012 included a $6.6 million benefit associated with the Section 45O credits, partially offset by a $1.6 million expense associated with the remeasurement of deferred taxes, a $1.3 million expense associated with changes in tax contingencies and a $0.7 million expense associated with previously undistributed earnings from our Winchester Australia Limited subsidiary. After giving consideration to these four items of $3.0 million, the effective tax rate from continuing operations for 2012 of 34.9% was slightly lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deductions, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, which were partially offset by state income taxes net of utilization of certain state tax credits.

SEGMENT RESULTS

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating income, other income (expense) and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting” (ASC 280), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Intersegment sales of $96.6 million, $81.3 million and $18.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Years ended December 31,
	2014	2013	2012
Sales:	($ in millions)
Chlor Alkali Products	$1,305.6	$1,412.3	$1,428.9
Chemical Distribution	293.8	406.4	156.3
Winchester	738.4	777.6	617.6
Intersegment sales elimination	(96.6)	(81.3)	(18.1)
Total sales	$2,241.2	$2,515.0	$2,184.7
Income (loss) from continuing operations before taxes:
Chlor Alkali Products(1)	$130.1	$203.8	$263.2
Chemical Distribution	—	9.7	4.5
Winchester	127.3	143.2	55.2
Corporate/Other:
Pension income(2)	32.4	26.6	27.2
Environmental expense(3)	(8.2)	(10.2)	(8.3)
Other corporate and unallocated costs	(62.3)	(79.0)	(70.7)
Restructuring charges(4)	(15.7)	(5.5)	(8.5)
Acquisition costs(5)	—	—	(8.3)
Other operating income(6)	1.5	0.7	7.6
Interest expense(7)	(43.8)	(38.6)	(26.4)
Interest income	1.3	0.6	1.0
Other income (expense)(8)	0.1	(1.3)	(11.3)
Income from continuing operations before taxes	$162.7	$250.0	$225.2

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segment.  The earnings from non-consolidated affiliates were $1.7 million, $2.8 million and $3.0 million for the years ended 2014, 2013 and 2012, respectively.  During October 2013, we sold our equity interest in a bleach joint venture.

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

(3)
Environmental expense for the years ended 2014, 2013 and 2012 included $1.4 million, $1.3 million and $0.1 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense is included in cost of goods sold in the consolidated statements of operations.

(4)
Restructuring charges for the year ended 2014 included $10.0 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility. Restructuring charges for the years ended 2014, 2013 and 2012 were also associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(5)	Acquisition costs in 2012 were related to the acquisition of KA Steel.

(6)
Other operating income for the year ended 2014 included a gain of $1.0 million for the resolution of a contract matter. Other operating income for the year ended 2013 included a gain of $1.5 million on the sale of two former manufacturing sites. Other operating income for the year ended 2012 included $4.9 million of insurance recoveries for business interruption related to an outage at one of our Chlor Alkali customers in the first half of 2012.

(7)
Interest expense for the year ended December 31, 2014 included $9.5 million for the call premium and the write-off of unamortized deferred debt issuance costs and unamortized discount associated with the redemption of our 2019 Notes, which would have matured on August 15, 2019. Interest expense was reduced by capitalized interest of $0.2 million, $1.1 million and $7.4 million for the years ended 2014, 2013 and 2012, respectively.

(8)
Other income (expense) for the years ended 2013 and 2012 included $7.9 million and $11.5 million, respectively, of expense for our earn out liability from the SunBelt acquisition. Other income (expense) for the year ended December 31, 2013 also included a gain of $6.5 million on the sale of our equity interest in a bleach joint venture.

Chlor Alkali Products

2014 Compared to 2013

Chlor Alkali Products’ sales for 2014 were $1,305.6 million compared to $1,412.3 million for 2013, a decrease of $106.7 million, or 8%.  The sales decrease was primarily due to lower product prices ($73.5 million), predominantly caustic soda, and lower shipments of chlorine and caustic soda ($61.4 million). These decreases were partially offset by increased shipments of hydrochloric acid ($22.3 million) and potassium hydroxide ($11.4 million). Our ECU netbacks were approximately $505 for 2014 compared to approximately $560 for 2013.  Our operating rates were 80% in 2014 and 84% in 2013. The lower operating rate in 2014 was affected by planned and unplanned customer outages in the second half of 2014. We discuss product prices in more detail above under “Chlor Alkali Products Pricing.”

Chlor Alkali Products generated segment income of $130.1 million for 2014 compared to $203.8 million for 2013, a decrease of $73.7 million.  Chlor Alkali Products’ segment income was lower primarily due to lower product prices ($73.5 million), predominantly caustic soda, decreased volumes ($11.6 million), primarily chlorine and caustic soda, which were partially offset by increased shipments of hydrochloric acid and potassium hydroxide, and the recognition of a favorable contract settlement during 2013 ($11.0 million). These decreases were partially offset by lower operating costs ($22.4 million), primarily related to cost reduction efforts that were implemented during 2014.

2013 Compared to 2012

Chlor Alkali Products’ sales for 2013 were $1,412.3 million compared to $1,428.9 million for 2012, a decrease of $16.6 million, or 1%.  The sales decrease was primarily due to lower product prices ($37.4 million), primarily hydrochloric acid and chlorine, lower shipments of chlorine and caustic soda ($5.9 million) and decreased shipments of hydrochloric acid ($4.8 million). These decreases were partially offset by increased shipments of potassium hydroxide ($16.6 million) and bleach ($12.7 million). Our ECU netbacks were approximately $560 for 2013 compared to approximately $575 for 2012.  Freight costs included in the ECU netbacks increased 2% for 2013 compared to 2012, primarily due to higher railroad freight rates.  Our operating rates were 84% in 2013, which reflected the capacity reductions that occurred in the fourth quarter of 2012, and 80% in 2012. We discuss product prices in more detail above under “Chlor Alkali Products Pricing.”

Chlor Alkali Products generated segment income of $203.8 million for 2013 compared to $263.2 million for 2012, a decrease of $59.4 million.  Chlor Alkali Products’ segment income was lower primarily due to lower product prices ($49.2 million), primarily hydrochloric acid and chlorine, and increased operating costs ($25.0 million) associated with planned maintenance outages, higher electricity costs primarily due to increased natural gas prices and higher depreciation expense. These decreases were partially offset by a favorable contract settlement ($11.0 million) and increased volumes ($3.8 million).

Chemical Distribution

2014 Compared to 2013

Chemical Distribution sales were $293.8 million for 2014 compared to $406.4 million for 2013, a decrease of $112.6 million.  The sales decrease was primarily due to lower caustic soda volumes ($80.4 million) and decreased caustic soda prices ($35.1 million). These decreases were partially offset by increased shipments of potassium hydroxide, hydrochloric acid and bleach ($5.5 million).

Chemical Distribution segment income was breakeven and $9.7 million for the years ended December 31, 2014 and 2013, respectively. Chemical Distribution segment income was lower than the prior year primarily as a result of decreased caustic soda volumes ($9.8 million). Depreciation and amortization expense included in segment income for the years ended December 31, 2014 and 2013 of $15.8 million and $15.4 million, respectively, were primarily associated with the acquisition fair value adjustment related to the KA Steel acquisition.

2013 Compared to 2012

Chemical Distribution sales were $406.4 million and $156.3 million for the years ended December 31, 2013 and 2012, respectively. Chemical Distribution segment income was $9.7 million and $4.5 million for the years ended December 31, 2013 and 2012, respectively. Chemical Distribution 2013 sales and segment income were higher than 2012 as a result of the additional period of our ownership. Depreciation and amortization expense included in segment income for the years ended December 31, 2013 and 2012 of $15.4 million and $5.5 million, respectively, were primarily associated with the acquisition fair value adjustment related to the KA Steel acquisition.
Winchester

2014 Compared to 2013

Winchester sales were $738.4 million for 2014 compared to $777.6 million for 2013, a decrease of $39.2 million, or 5%.  Sales of ammunition to domestic commercial customers were lower ($61.8 million), primarily due to a lower level of demand for shotshell and rifle ammunition, partially offset by higher pistol ammunition. Beginning with the third quarter of 2014, Winchester began to experience a decline in commercial demand from the 2013 levels. This decrease was partially offset by increased shipments to international customers ($11.8 million), law enforcement agencies ($7.7 million), industrial customers ($2.4 million), who primarily supply the construction sector, and military customers ($0.7 million).

Winchester reported segment income of $127.3 million for 2014 compared to $143.2 million for 2013, a decrease of $15.9 million, or 11%.  The decrease in segment income in 2014 compared to 2013 reflected the impact of decreased volumes ($29.6 million), primarily due to a lower level of demand for shotshell and rifle ammunition, and higher commodity and other material costs ($4.9 million). These decreases were partially offset by higher selling prices ($17.0 million) and lower operating costs ($1.6 million), which include the impact of decreased costs associated with the ongoing relocation of our centerfire ammunition manufacturing operations to Oxford, MS ($7.4 million).

2013 Compared to 2012

Winchester sales were $777.6 million for 2013 compared to $617.6 million for 2012, an increase of $160.0 million, or 26%.  The increased sales were due to increased shipments to domestic commercial customers ($172.5 million) and law enforcement agencies ($12.1 million).  These increases were partially offset by a reduction in shipments to military customers ($21.6 million) and reduced shipments to international customers ($3.7 million).

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

Corporate/Other

2014 Compared to 2013

For 2014, pension income included in corporate/other was $32.4 million compared to $26.6 million for 2013.  On a total company basis, defined benefit pension income for 2014 was $25.0 million compared to $20.5 million for 2013. Pension income for 2014 included a curtailment charge of $0.2 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This charge was included in restructuring charges for 2014.

Charges to income for environmental investigatory and remedial activities were $8.2 million for 2014 compared to $10.2 million for 2013, which included $1.4 million and $1.3 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $9.6 million for 2014 compared to $11.5 million for 2013.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2014, other corporate and unallocated costs were $62.3 million compared to $79.0 million for 2013, a decrease of $16.7 million, or 21%.  The decrease was primarily due to lower stock-based compensation expense of $13.9 million, which includes mark-to-market adjustments, decreased legal and legal-related settlement expenses of $11.2 million, decreased non-income tax expense of $3.7 million and lower insurance costs of $2.1 million. These decreases were partially offset by the recovery of legacy legal costs of $13.9 million during 2013.

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

2015 OUTLOOK

Net income in the first quarter of 2015 is projected to be in the $0.20 to $0.25 per diluted share range compared to $0.37 per diluted share in the first quarter of 2014.

In Chlor Alkali Products, the first quarter of 2015 segment income is expected to decline compared with the first quarter of 2014 income of $34.3 million.  The expected decrease in segment income anticipates lower ECU pricing. The Chlor Alkali Products operating rate in the first quarter of 2015 is expected to be in the mid 80% range, which is similar to the fourth quarter of 2014 operating rate of 84%, after giving consideration to the closure of a portion of the Becancour, Canada chlor alkali facility. Chlor Alkali Products full year 2015 segment income is expected to improve compared to full year 2014 segment income of $130.1 million, primarily due to higher ECU pricing and higher hydrochloric acid, bleach and potassium hydroxide volumes.

Our 2014 ECU netbacks of approximately $505 were 10% lower than the 2013 ECU netbacks of approximately $560 due to lower caustic soda prices. In the fourth quarter of 2014, the caustic soda price indices increased a total of $30 per ton. The benefit of this increase should impact the first quarter of 2015 results. Also in the fourth quarter of 2014, an additional caustic soda price increase was announced for $40 per ton. In January 2015, a chlorine price increase of $75 per ton was announced. While the success of the first quarter 2015 chlorine price increase and the fourth quarter 2014 caustic soda price increase are not yet known, the majority of the benefit, if realized, would impact second quarter 2015 results. ECU netbacks in the first quarter of 2015 are forecast to be higher than the fourth quarter of 2014 ECU netbacks of approximately $490 as a result of higher chlorine and caustic soda prices.

Chemical Distribution first quarter 2015 segment income is expected to improve compared to the first quarter of 2014 segment loss of $0.8 million due to increased sales of Olin-produced hydrochloric acid and potassium hydroxide. Chemical Distribution full year 2015 segment income is expected to improve compared to full year 2014 breakeven results due to increased caustic soda, hydrochloric acid, bleach and potassium hydroxide volumes. As a result of the growth in co-product sales and the continued focus on improving the returns in caustic soda, we expect Chemical Distribution annual segment income to increase by approximately $15 million in the next two years. In addition to growth in Chemical Distribution segment income, we expect Chlor Alkali Products to realize $10 million to $15 million of additional annual benefits from producing co-products, as well as logistics and infrastructure cost savings.

Winchester first quarter 2015 segment income is expected to be lower than the $38.3 million of segment income achieved during the first quarter of 2014 but only slightly lower than the first quarter of 2013 of $31.3 million. The forecasted decline in segment income is due to an anticipated lower level of commercial demand, partially offset by lower operating costs associated with our new centerfire operation in Oxford, MS. During the fourth quarter, Winchester experienced a decline from the elevated level of commercial demand for pistol, shotshell and rifle ammunition that the Winchester business began to experience in early November 2012, while rimfire ammunition demand continued at record levels. Although the consumer demand for pistol, shotshell and rifle ammunition has declined compared to higher than historical levels, it remains strong. The Winchester commercial backlog on January 31, 2015 was $192.4 million compared to $423.0 million at January 31, 2014 and $37.6 million at January 31, 2012. Winchester full year 2015 segment income is expected to be higher than the full year 2014 segment income of $127.3 million, primarily due to lower operating costs associated with our new centerfire operation in Oxford, MS. Commercial ammunition shipments for the full year 2015 are expected to be similar to full year 2014.

In October 2011, Winchester opened the new centerfire production facility in Oxford, MS. During 2013, the relocation of the centerfire pistol manufacturing equipment was completed. During 2014, the relocation of the centerfire rifle manufacturing equipment continued to be relocated and started up. During the fourth quarter of 2014, all pistol ammunition and approximately 85% of all rifle ammunition was produced in Oxford. By December 1, 2014, all commercial rifle ammunition was being produced in Oxford. This relocation, which is projected to be completed in 2016, is forecast to reduce Winchester's annual operating costs by approximately $35 million to $40 million. We expect the centerfire relocation project to generate operating costs savings of approximately $30 million in 2015 compared to $24.1 million realized in 2014.

We anticipate that full year 2015 Other Corporate and Unallocated costs will increase compared with the full year 2014 Other Corporate and Unallocated costs of $62.3 million.

We anticipate that full year 2015 charges for environmental investigatory and remedial activities will be in the $15 million to $20 million range.  We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2015.

We expect defined benefit pension plan income in 2015 to be lower than the 2014 level due to the impact of the newly mandated mortality tables issued in the fourth quarter of 2014.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2015 and under the pension funding relief laws passed in 2012 and 2014, we may not be required to make any additional contributions for at least five years. We do have a small Canadian qualified defined benefit pension plan to which we anticipate cash contributions of approximately $1 million in 2015.

During 2015, we are anticipating pretax restructuring charges of approximately $6 million, primarily associated with the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and the closure of a portion of the Becancour, Canada chlor alkali facility.

In 2015, we expect our capital spending to be in the $120 million to $130 million range, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations. We expect 2015 depreciation and amortization expense to be in the $140 million to $145 million range.

We believe the 2015 effective tax rate will be in the 35% to 37% range.

ENVIRONMENTAL MATTERS

	Years ended December 31,
	2014	2013	2012
Cash outlays (receipts):	($ in millions)
Remedial and investigatory spending (charged to reserve)	$14.9	$12.4	$25.5
Recoveries from third parties	(1.4)	(1.3)	(0.1)
Capital spending	2.7	0.9	1.5
Plant operations (charged to cost of goods sold)	24.2	25.4	25.1
Total cash outlays	$40.4	$37.4	$52.0

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

Total environmental-related cash outlays in 2014 were comparable to 2013.  Total environmental-related cash outlays in 2013 decreased compared to 2012, primarily driven by the completion of a remedial action plan at a former waste disposal site in 2012. Total environmental-related cash outlays for 2015 are estimated to be approximately $50 million, of which approximately $20 million is expected to be spent on investigatory and remedial efforts, approximately $5 million on capital projects and approximately $25 million on normal plant operations.  Remedial and investigatory spending is anticipated to be higher in 2015 than 2014 due to the timing of continuing remedial action plans and investigations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $45 million to $65 million over the next several years, $15 million to $35 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2014	2013	2012
	($ in millions)
Beginning balance	$144.6	$146.5	$163.3
Charges to income	9.6	11.5	8.4
Remedial and investigatory spending	(14.9)	(12.4)	(25.5)
Currency translation adjustments	(1.0)	(1.0)	0.3
Ending balance	$138.3	$144.6	$146.5

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $1.9 million at December 31, 2014.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2014, 2013 and 2012 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2014	2013	2012
	($ in millions)
Charges to income	$9.6	$11.5	$8.4
Recoveries from third parties of costs incurred and expensed in prior periods	(1.4)	(1.3)	(0.1)
Total environmental expense	$8.2	$10.2	$8.3

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Our total estimated environmental liability at the end of 2014 was attributable to 70 sites, 15 of which were USEPA National Priority List (NPL) sites.  Ten sites accounted for 79% of our environmental liability and, of the remaining 60 sites, no one site accounted for more than 3% of our environmental liability.  At five of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At two of these ten sites, a remedial investigation is being performed.  The three remaining sites are in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 22% of the liabilities reserved on our consolidated balance sheet at December 31, 2014 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $138.3 million at December 31, 2014, and $144.6 million at December 31, 2013, of which $119.3 million and $126.6 million, respectively, were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $138.3 million included on our consolidated balance sheet at December 31, 2014 for future environmental expenditures, we currently expect to utilize $80.2 million of the reserve for future environmental expenditures over the next 5 years, $17.3 million for expenditures 6 to 10 years in the future, and $40.8 million for expenditures beyond 10 years in the future.  These estimates are subject to a number of risks and uncertainties, as described in “Environmental Costs” contained in Item 1A—“Risk Factors.”

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2014, we estimate it is reasonably possible that we may have additional contingent environmental liabilities of $50 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  We describe some of these matters in Item 3—“Legal Proceedings.”  At December 31, 2014 and 2013, our consolidated balance sheets included liabilities for these legal actions of $22.1 million and $19.3 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

	Years ended December 31,
	2014	2013	2012
Provided by (used for)	($ in millions)
Net operating activities	$159.2	$317.0	$279.2
Capital expenditures	(71.8)	(90.8)	(255.7)
Business acquired in purchase transaction, net of cash acquired	—	—	(310.4)
Proceeds from sale/leaseback of equipment	—	35.8	4.4
Restricted cash activity, net	4.2	7.7	39.8
Net investing activities	(61.7)	(43.8)	(512.4)
Long-term debt (repayments) borrowings, net	(12.4)	(23.7)	180.1
Earn out payment - SunBelt	(14.8)	(17.1)	(15.3)
Common stock repurchased and retired	(64.8)	(36.2)	(3.1)
Net financing activities	(148.5)	(130.6)	93.6

Operating Activities

For 2014, cash provided by operating activities decreased by $157.8 million from 2013, primarily due to lower earnings and an increase in working capital in 2014 compared to a decrease in working capital in 2013.  For 2014, working capital increased $62.4 million compared to a decrease of $29.6 million in 2013.  Inventories increased $23.6 million, primarily due to the return to a more normal level of inventory at Winchester. Accounts payable and accrued liabilities decreased by $38.5 million, primarily due to the final earn out payment related to the SunBelt performance. The 2014 cash from operations was also impacted by a $12.3 million decrease in cash tax payments.

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

Capital Expenditures

Capital spending was $71.8 million, $90.8 million and $255.7 million in 2014, 2013 and 2012, respectively.  The decreased capital spending in 2014 was primarily due to the completion of the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site during the first quarter of 2013. Capital spending in 2012 included spending for the completion of the Charleston, TN conversion project and the completion of the low salt, high strength bleach facilities at our McIntosh, AL and Niagara Falls, NY chlor alkali sites. Capital spending was 58%, 75% and 245% of depreciation in 2014, 2013 and 2012, respectively.

In 2015, we expect our capital spending to be in the $120 million to $130 million range, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

Investing Activities

On August 22, 2012, we acquired KA Steel and paid cash of $310.4 million, after receiving the final working capital adjustment of $1.9 million, net of $26.2 million of cash acquired.

During 2013 and 2012, we entered into sale/leaseback agreements for caustic soda barges, bleach trailers and chlorine, caustic soda and bleach railcars.  In 2013 and 2012, we received proceeds from the sales of $35.8 million and $4.4 million, respectively.

In 2010, we completed financings of Go Zone and Recovery Zone bonds totaling $153.0 million due 2024, 2033 and 2035. The proceeds of these bonds were required to be used to fund capital projects in Alabama, Mississippi and Tennessee and were fully utilized as of December 31, 2014.  In 2014, 2013 and 2012, we utilized $4.2 million, $7.7 million and $39.8 million, respectively, of the Go Zone and Recovery Zone proceeds to fund qualifying capital spending.

Financing Activities

In August 2014, we redeemed our $150.0 million 2019 Notes, which would have matured on August 15, 2019. We recognized interest expense of $9.5 million for the call premium ($6.7 million) and the write-off of unamortized deferred debt issuance costs ($2.1 million) and unamortized discount ($0.7 million) related to this action.

On June 24, 2014, we entered into a new five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. In December 2014, we repaid $0.9 million under the required quarterly installments of the $150.0 million term loan facility.

In 2014, we paid deferred debt issuance costs of $1.2 million related to the new five-year $415.0 million senior credit facility.

In December 2014, 2013 and 2012, we repaid $12.2 million due under the annual requirements of the SunBelt Notes. In January 2013, we also repaid $11.4 million of 2013 Notes, which became due.

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

During 2014, 2013 and 2012, we paid $26.7 million, $23.2 million and $18.5 million, respectively, for the earn out related to the 2013, 2012 and 2011 SunBelt performance.  The earn out payments for the years ended December 31, 2014, 2013 and 2012 included $14.8 million, $17.1 million and $15.3 million, respectively, that were recognized as part of the original purchase price.  The $14.8 million, $17.1 million and $15.3 million are included as a financing activity in the statement of cash flows.

We repurchased and retired 2.5 million, 1.5 million and 0.2 million shares in 2014, 2013 and 2012, respectively, with a total value of $64.8 million, $36.2 million and $3.1 million, respectively.

In 2014, 2013 and 2012, we issued 0.5 million, 0.5 million and 0.1 million shares, respectively, with a total value of $12.1 million, $9.7 million and $1.4 million, respectively, representing stock options exercised.

The percent of total debt to total capitalization increased to 40.0% at December 31, 2014, from 38.6% at year-end 2013. The percent of total debt to total capitalization was 41.7% at year-end 2012.  The 2014 increase from 2013 was due to lower shareholders’ equity primarily resulting from the $86.6 million after-tax charge for our pension and other postretirement plans. This increase was partially offset by a lower level of long-term debt at December 31, 2014 resulting from the repayments of maturing debt. The 2013 decrease from 2012 was due to a lower level of long-term debt at December 31, 2013 resulting from the repayments of maturing debt and higher shareholders’ equity primarily resulting from the net income for the year ended December 31, 2013.

Dividends per common share were $0.80 in 2014, 2013 and 2012.  Total dividends paid on common stock amounted to $63.0 million, $64.0 million and $64.1 million in 2014, 2013 and 2012, respectively.  On January 23, 2015, our board of directors declared a dividend of $0.20 per share on our common stock, payable on March 10, 2015 to shareholders of record on February 10, 2015.

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

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as the vinyls, urethanes, bleach, ammunition and pulp and paper.  The seasonality of the ammunition business, which is typically driven by the fall hunting season, and the seasonality of the vinyls and bleach businesses, which are stronger in periods of warmer weather, typically cause working capital to fluctuate between $50 million to $100 million over the course of the year.  Cash flow from operations is affected by changes in ECU selling prices caused by the changes in the supply/demand balance of chlorine and caustic soda, resulting in the chlor alkali business having significant leverage on our earnings and cash flow.  For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $14 million annual change in our revenues and pretax profit when we are operating at full capacity.

For 2014, cash provided by operating activities decreased by $157.8 million from 2013, primarily due to lower earnings and an increase in working capital in 2014 compared to a decrease in working capital in 2013.  For 2014, working capital increased $62.4 million compared to a decrease of $29.6 million in 2013.  Inventories increased $23.6 million, primarily due to the return to a more normal level of inventory at Winchester. Accounts payable and accrued liabilities decreased by $38.5 million, primarily due to the final earn out payment related to the SunBelt performance. The 2014 cash from operations was also impacted by a $12.3 million decrease in cash tax payments.

Capital spending was $71.8 million, $90.8 million and $255.7 million in 2014, 2013 and 2012, respectively.  The decreased capital spending in 2014 was primarily due to the completion of the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site in the first quarter of 2013. Capital spending in 2012 included spending for the completion of the Charleston, TN conversion project and the completion of the low salt, high strength bleach facilities at our McIntosh, AL and Niagara Falls, NY chlor alkali sites. Capital spending was 58%, 75% and 245% of depreciation in 2014, 2013 and 2012, respectively.

In 2015, we expect our capital spending to be in the $120 million to $130 million range, which includes spending for the ongoing relocation of our Winchester centerfire ammunition manufacturing operations.

The overall cash decrease of $51.0 million in 2014 primarily reflects common stock repurchased and retired and repayments of maturing debt, partially offset by our operating results. Based on our December 31, 2014 cash balance of $256.8 million and the availability of $257.7 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs. Additionally, we believe that we have access to the debt and equity markets.

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any remaining shares not yet repurchased.  This authorization replaced the July 2011 program. We repurchased and retired 2.5 million, 1.5 million and 0.2 million shares in 2014, 2013 and 2012, respectively, at a cost of $64.8 million, $36.2 million and $3.1 million, respectively.  As of December 31, 2014, we had repurchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions.

In August 2014, we redeemed our $150.0 million 2019 Notes, which would have matured on August 15, 2019. We recognized interest expense of $9.5 million for the call premium ($6.7 million) and the write-off of unamortized deferred debt issuance costs ($2.1 million) and unamortized discount ($0.7 million) related to this action.

On June 24, 2014, we entered into a new five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. The new $415.0 million senior credit facility will expire in June 2019. The new $265.0 million senior revolving credit facility includes a $60.0 million letter of credit subfacility and the option to expand the facility by an additional $100.0 million. At December 31, 2014, we had $257.7 million available under our $265.0 million senior revolving credit facility because we had issued $7.3 million of letters of credit under the $60.0 million subfacility.  The $150.0 million term loan facility includes amortization in equal quarterly installments at a rate of 2.5% annually for the first two years increasing to 5% for the remaining three years. In December 2014, we repaid $0.9 million under the required quarterly installments. The terms and conditions of the new senior credit facility are similar to those of our previous $265.0 million senior revolving credit facility except the addition of quarterly installments on the term loan facility. Under the new senior credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2014 and 2013, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2014, there were no covenants or other restrictions that limited our ability to borrow.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In December 2014, 2013 and 2012, $12.2 million was repaid on these SunBelt Notes.

We have guaranteed the Series O Notes, and PolyOne Corporation (PolyOne), our former SunBelt partner, has guaranteed the Series G Notes, in both cases pursuant to customary guaranty agreements.  We have agreed to indemnify PolyOne for any payments or other costs under the guarantee in favor of the purchasers of the Series G Notes, to the extent any payments or other costs arise from a default or other breach under the SunBelt Notes.  If SunBelt does not make timely payments on the SunBelt Notes, whether as a result of a failure to pay on a guarantee or otherwise, the holders of the SunBelt Notes may proceed against the assets of SunBelt for repayment.

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

At December 31, 2014, we had total letters of credit of $20.9 million outstanding, of which $7.3 million were issued under our $265.0 million senior revolving credit facility.  The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain Canadian pension funding requirements.

Our current debt structure is used to fund our business operations.  As of December 31, 2014, we had long-term borrowings, including the current installment and capital lease obligations, of $675.1 million, of which $305.0 million was at variable rates.  Annual maturities of long-term debt, including capital lease obligations, are $16.4 million in 2015, $146.0 million in 2016, $21.4 million in 2017, $8.0 million in 2018, $126.1 million in 2019 and a total of $357.2 million thereafter. Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo Bank, N.A. (Wells Fargo) that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2014, $0.8 million of this gain was included in long-term debt.

In March 2012, Citibank, N.A. (Citibank) terminated $7.7 million of interest rate swaps on our industrial development and environmental improvement tax-exempt bonds due in 2017. The result was a gain of $0.2 million, which would have been recognized through 2017. In June 2012, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.2 million deferred gain was recognized in interest expense during 2012.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2014, $3.7 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

In conjunction with the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009, we entered into a twenty-year brine and pipeline supply agreement with Boardwalk Louisiana Midstream, LLC (formerly PetroLogistics Olefins, LLC) (Boardwalk).   Boardwalk installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility. Since November 2009, we have been obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also had a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  We have met or exceeded the minimum brine usage requirements for this five-year period. After the first five-year period, the contract contains a buy out provision exercisable by us for $12.0 million, which decreases by $0.8 million per year.

Our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations, including capital lease obligations	$675.1	$16.4	$167.4	$134.1	$357.2
Interest payments under debt obligations and interest rate swap agreements(a)	138.9	24.2	36.1	29.3	49.3
Contingent tax liability	38.4	7.3	4.4	7.3	19.4
Qualified pension plan contributions(b)	1.0	1.0	—	—	—
Non-qualified pension plan payments	65.4	22.1	11.8	6.3	25.2
Postretirement benefit payments	67.2	5.5	10.6	9.5	41.6
Off-Balance Sheet Commitments:
Noncancelable operating leases	301.5	60.5	95.5	70.2	75.3
Purchasing commitments:
Raw materials	64.5	28.3	36.2	—	—
Capital expenditures	4.6	4.2	0.4	—	—
Utilities	0.5	0.3	0.2	—	—
Total	$1,357.1	$169.8	$362.6	$256.7	$568.0

(a)
For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2014, except for payments made under the required quarterly installments of the $150.0 million term loan facility, and that there are no changes in the rates from those in effect at December 31, 2014 which ranged from 0.20% to 7.23%.

(b)
These amounts are only estimated payments assuming an annual expected rate of return on pension plan assets of 7.75%, and a discount rate on pension plan obligations of 3.9%.  These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated.  Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year.  Based on the current funding requirements, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2015.  We do have a small Canadian qualified defined benefit pension plan to which we made cash contributions of $0.8 million and $1.0 million in 2014 and 2013, respectively, and we anticipate approximately $1 million of cash contributions in 2015.  See discussion on MAP-21 and HATFA 2014 in “Pension Plans” in the notes to consolidated financial statements contained in Item 8.

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

We also have standby letters of credit of $20.9 million of which $7.3 million have been issued through our senior revolving credit facility.  At December 31, 2014, we had $257.7 million available under our senior revolving credit facility.

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

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  On January 1, 2012, we adopted Accounting Standards Update (ASU) 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08), which permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  It is our practice, at a minimum, to perform a quantitative goodwill impairment test in the fourth quarter every three years. In the fourth quarter of 2014, we performed our triennial quantitative goodwill impairment test for our reporting units. We define reporting units at the business segment level.  For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units, Chlor Alkali Products and Chemical Distribution, to the extent it relates to each reporting unit.

We use a discounted cash flow approach to develop the estimated fair value of a reporting unit when a quantitative review is performed.  Management judgment is required in developing the assumptions for the discounted cash flow model.  We also corroborate our discounted cash flow analysis by evaluating a market-based approach that considers earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a representative sample of comparable public companies.  As a further indicator that each reporting unit has been valued appropriately using a discounted cash flow model, the aggregate fair value of all reporting units is reconciled to the total market value of Olin. An impairment would be recorded if the carrying amount exceeded the estimated fair value. Based on the aforementioned analysis, the estimated fair value of our Chlor Alkali Products reporting unit substantially exceeded the carrying value of the reporting unit. The estimated fair value of our Chemical Distribution reporting unit also exceeded the carrying value of the reporting unit. No impairment charges were recorded for 2014, 2013 or 2012.

The discount rate, profitability assumptions and terminal growth rate of our chlor alkali and chemical distribution businesses and the cyclical nature of our chlor alkali business were the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflects a weighted-average cost of capital, which is calculated based on observable market data.  Some of these data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as the equity risk premium) are based upon market data over time for a peer group of companies in the chemical manufacturing or distribution industries with a market capitalization premium added, as applicable.

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

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit.  However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing during the fourth quarter of 2014, will prove to be an accurate prediction of the future.  In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. We also applied a hypothetical decrease of 100-basis points in our terminal growth rate or an increase of 100-basis points in our weighted-average cost of capital to test the fair value calculation. In all cases, the estimated fair value of the Chlor Alkali Products reporting unit derived in these sensitivity calculations exceeded the carrying value by a substantial amount. In these sensitivity calculations, the estimated fair value of the Chemical Distribution reporting unit also exceeded the carrying value by approximately 10%. If our assumptions regarding future performance are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2014 and 2013, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 18 years.

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

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets would have decreased or increased, respectively, the 2014 defined benefit pension plan income by approximately $17.4 million.  Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2014 and the projected benefit obligation as of December 31, 2014 would have decreased pension income by $0.5 million and increased the projected benefit obligation by $118.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2014 and the projected benefit obligation as of December 31, 2014 would have increased pension income by $0.7 million and decreased the projected benefit obligation by $115.0 million.  For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans” and “Postretirement Benefits” in the notes to the consolidated financial statements contained in Item 8.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-01 “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (ASU 2015-01), which amends ASC 225-20 “Income Statement - Extraordinary and Unusual Items” (ASC 225-20). This update eliminates the income statement concept of extraordinary items and also expands the disclosure requirements of items that are unusual in nature or occur infrequently. This update is effective for fiscal years beginning after December 15, 2015. This update will not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” (ASC 605) and creates a new topic, ASC 606 “Revenue from Contracts with Customers” (ASC 606). This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provision of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08), which amends ASC 205 “Presentation of Financial Statements” (ASC 205) and ASC 360 “Property, Plant, and Equipment” (ASC 360). This update changes the criteria for a disposal transaction to qualify as a discontinued operation. This update also expands the disclosure requirements surrounding discontinued operations. This update is effective for fiscal years beginning after December 15, 2014. This update will not have a material effect on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryfoward Exists” (ASU 2013-11), which amends ASC 740 “Income Taxes” (ASC 740). This update provides guidance on the financial statement presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. We adopted the provisions of ASU 2013-11 on January 1, 2014. This update did not have a material effect on our consolidated financial statements.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).  At December 31, 2014 and 2013, we had no forward contracts to buy or sell foreign currencies.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in our manufacturing process.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.  Losses on settled futures contracts were $1.8 million ($1.1 million, net of taxes), $1.4 million ($0.9 million, net of taxes) and $6.5 million ($4.0 million, net of taxes) in 2014, 2013 and 2012, respectively, which were included in cost of goods sold.  At December 31, 2014, we had open positions in futures contracts through 2018 totaling $89.3 million (2013—$78.1 million).  If all open futures contracts had been settled on December 31, 2014, we would have recognized a pretax loss of $7.1 million.

At December 31, 2014, accumulated other comprehensive loss included a loss, net of taxes, in fair value on commodity forward contracts of $4.2 million.  If commodity prices were to remain at the levels they were at December 31, 2014, approximately $3.1 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on commodity prices when the forecasted transactions occur.  At December 31, 2013, accumulated other comprehensive loss included a gain, net of taxes, in fair value on commodity forward contracts of $0.9 million.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of December 31, 2014 and 2013.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2014, $3.7 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

The fair value of our derivative asset and liability balances were:

	December 31,
	2014	2013
	($ in millions)
Other current assets	$—	$1.3
Other assets	3.5	5.9
Total derivative asset	$3.5	$7.2
Accrued liabilities	$8.6	$—
Long-term debt	4.5	7.3
Total derivative liability	$13.1	$7.3

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the years ended December 31, 2014, 2013 and 2012.

Our foreign currency forward contracts, certain commodity derivatives and our $125 million fixed and variable interest rate swaps did not meet the criteria to qualify for hedge accounting.  The effect on operating results of items not qualifying for hedge accounting was a charge (benefit) of $1.4 million, ($0.4 million) and $2.0 million in 2014, 2013 and 2012, respectively.

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

Energy costs including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used primarily in our Winchester and Chemical Distribution segments are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of December 31, 2014, we maintained open positions on futures contracts with a notional value totaling $89.3 million ($78.1 million at December 31, 2013).  Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2014, we would experience an $8.9 million ($7.8 million at December 31, 2013) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on investing activity is not material to our consolidated financial position, results of operations or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of December 31, 2014, we had long-term borrowings, including capital lease obligations, of $675.1 million ($691.0 million at December 31, 2013) of which $305.0 million ($155.9 million at December 31, 2013) was issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2014, $0.8 million of this gain was included in long-term debt.

In March 2012, Citibank terminated $7.7 million of interest rate swaps on our industrial revenue bonds due in 2017. The result was a gain of $0.2 million, which would have been recognized through 2017. In June 2012, the industrial revenue bonds were redeemed by us, and as a result, the remaining $0.2 million deferred gain was recognized in interest expense during 2012.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2014, $3.7 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

Assuming no changes in the $305.0 million of variable-rate debt levels from December 31, 2014, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2014 would impact annual interest expense by $3.1 million.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2014
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.0 - 4.0%	(a)
6.75%, due 2016	$60.0	March 2010	3.0 - 4.0%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.0 - 4.0%	(a)
6.75%, due 2016	$60.0	October 2011	3.0 - 4.0%	(a)

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $2.9 million in both 2014 and 2013 and $3.4 million in 2012.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) to guide our analysis and assessment.  Based on our assessment as of December 31, 2014, the company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accountants, KPMG LLP, have audited and issued a report on our internal control over financial reporting, which appears in this Form 10-K.

/s/ Joseph D. Rupp
Chairman and Chief Executive Officer

/s/ Todd A. Slater
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  We also have audited Olin Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Olin Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Olin Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Olin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

/s/ KPMG LLP

St. Louis, Missouri
February 25, 2015

CONSOLIDATED BALANCE SHEETS
December 31
(In millions, except per share data)

Assets	2014	2013
Current assets:
Cash and cash equivalents	$256.8	$307.8
Receivables, net:
Trade	241.9	266.5
Other	21.2	13.6
Income taxes receivable	21.6	1.9
Inventories	210.1	186.5
Current deferred income taxes	54.2	50.4
Other current assets	10.3	13.2
Total current assets	816.1	839.9
Property, plant and equipment, net	931.0	987.8
Prepaid pension costs	—	1.7
Restricted cash	—	4.2
Deferred income taxes	12.5	9.0
Other assets	191.4	213.1
Goodwill	747.1	747.1
Total assets	$2,698.1	$2,802.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$16.4	$12.6
Accounts payable	146.8	148.7
Income taxes payable	0.2	1.7
Accrued liabilities	214.3	244.5
Total current liabilities	377.7	407.5
Long-term debt	658.7	678.4
Accrued pension liability	182.0	115.4
Deferred income taxes	107.1	117.6
Other liabilities	359.3	382.8
Total liabilities	1,684.8	1,701.7
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized, 120.0 shares;
Issued and outstanding, 77.4 shares (79.4 in 2013)	77.4	79.4
Additional paid-in capital	788.3	838.8
Accumulated other comprehensive loss	(443.1)	(365.1)
Retained earnings	590.7	548.0
Total shareholders’ equity	1,013.3	1,101.1
Total liabilities and shareholders’ equity	$2,698.1	$2,802.8

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In millions, except per share data)

	2014	2013	2012
Sales	$2,241.2	$2,515.0	$2,184.7
Operating expenses:
Cost of goods sold	1,853.2	2,033.7	1,748.0
Selling and administration	170.4	190.0	168.6
Restructuring charges	15.7	5.5	8.5
Acquisition costs	—	—	8.3
Other operating income	1.5	0.7	7.6
Operating income	203.4	286.5	258.9
Earnings of non-consolidated affiliates	1.7	2.8	3.0
Interest expense	43.8	38.6	26.4
Interest income	1.3	0.6	1.0
Other income (expense)	0.1	(1.3)	(11.3)
Income from continuing operations before taxes	162.7	250.0	225.2
Income tax provision	57.7	71.4	75.6
Income from continuing operations	105.0	178.6	149.6
Income from discontinued operations, net	0.7	—	—
Net income	$105.7	$178.6	$149.6
Net income per common share:
Basic income per common share:
Income from continuing operations	$1.33	$2.24	$1.87
Income from discontinued operations, net	0.01	—	—
Net income	$1.34	$2.24	$1.87
Diluted income per common share:
Income from continuing operations	$1.32	$2.21	$1.85
Income from discontinued operations, net	0.01	—	—
Net income	$1.33	$2.21	$1.85
Average common shares outstanding:
Basic	78.6	79.9	80.1
Diluted	79.7	80.9	81.0

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31
(In millions)

	2014	2013	2012
Net income	$105.7	$178.6	$149.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1.8)	(2.6)	0.3
Unrealized (losses) gains on derivative contracts	(5.1)	(3.8)	10.0
Pension and postretirement liability adjustments, net	(86.6)	(7.7)	(101.9)
Amortization of prior service costs and actuarial losses	15.5	20.3	14.5
Total other comprehensive (loss) income, net of tax	(78.0)	6.2	(77.1)
Comprehensive income	$27.7	$184.8	$72.5

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2012	80.1	$80.1	$852.0	$(294.2)	$347.9	$985.8
Net income	—	—	—	—	149.6	149.6
Other comprehensive loss	—	—	—	(77.1)	—	(77.1)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(64.1)	(64.1)
Common stock repurchased and retired	(0.2)	(0.2)	(2.9)	—	—	(3.1)
Common stock issued for:
Stock options exercised	0.1	0.1	1.3	—	—	1.4
Other transactions	0.2	0.2	2.4	—	—	2.6
Stock-based compensation	—	—	3.3	—	—	3.3
Balance at December 31, 2012	80.2	80.2	856.1	(371.3)	433.4	998.4
Net income	—	—	—	—	178.6	178.6
Other comprehensive income	—	—	—	6.2	—	6.2
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(64.0)	(64.0)
Common stock repurchased and retired	(1.5)	(1.5)	(34.7)	—	—	(36.2)
Common stock issued for:
Stock options exercised	0.5	0.5	9.2	—	—	9.7
Other transactions	0.2	0.2	3.0	—	—	3.2
Stock-based compensation	—	—	5.2	—	—	5.2
Balance at December 31, 2013	79.4	79.4	838.8	(365.1)	548.0	1,101.1
Net income	—	—	—	—	105.7	105.7
Other comprehensive loss	—	—	—	(78.0)	—	(78.0)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(63.0)	(63.0)
Common stock repurchased and retired	(2.5)	(2.5)	(62.3)	—	—	(64.8)
Common stock issued for:
Stock options exercised	0.5	0.5	11.6	—	—	12.1
Other transactions	—	—	(1.4)	—	—	(1.4)
Stock-based compensation	—	—	1.6	—	—	1.6
Balance at December 31, 2014	77.4	$77.4	$788.3	$(443.1)	$590.7	$1,013.3

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31 (In millions)

	2014	2013	2012
Operating Activities
Net income	$105.7	$178.6	$149.6
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(1.7)	(2.8)	(3.0)
Gain on disposition of non-consolidated affiliate	—	(6.5)	—
Gains on disposition of property, plant and equipment	(1.1)	(0.4)	(2.1)
Stock-based compensation	5.1	8.8	6.2
Depreciation and amortization	139.1	135.3	110.9
Deferred taxes	31.0	12.4	42.5
Write-off of equipment and facility included in restructuring charges	3.3	—	—
Qualified pension plan contributions	(0.8)	(1.0)	(0.9)
Qualified pension plan income	(28.5)	(24.1)	(24.8)
Change in assets and liabilities:
Receivables	25.8	18.9	1.2
Income taxes receivable/payable	(27.8)	0.4	0.1
Inventories	(23.6)	8.6	17.9
Other current assets	1.7	0.7	(0.1)
Accounts payable and accrued liabilities	(38.5)	1.0	(0.7)
Other assets	5.2	1.3	0.3
Other noncurrent liabilities	(33.2)	(14.5)	(17.9)
Other operating activities	(2.5)	0.3	—
Net operating activities	159.2	317.0	279.2
Investing Activities
Capital expenditures	(71.8)	(90.8)	(255.7)
Business acquired in purchase transaction, net of cash acquired	—	—	(310.4)
Proceeds from sale/leaseback of equipment	—	35.8	4.4
Proceeds from disposition of property, plant and equipment	5.6	4.6	8.6
Distributions from affiliated companies, net	—	1.5	1.3
Restricted cash activity, net	4.2	7.7	39.8
Other investing activities	0.3	(2.6)	(0.4)
Net investing activities	(61.7)	(43.8)	(512.4)
Financing Activities
Long-term debt:
Borrowings	150.0	—	200.0
Repayments	(162.4)	(23.7)	(19.9)
Earn out payment - SunBelt	(14.8)	(17.1)	(15.3)
Common stock repurchased and retired	(64.8)	(36.2)	(3.1)
Stock options exercised	6.6	8.8	1.3
Excess tax benefits from stock-based compensation	1.1	1.6	0.7
Dividends paid	(63.0)	(64.0)	(64.1)
Deferred debt issuance costs	(1.2)	—	(6.0)
Net financing activities	(148.5)	(130.6)	93.6
Net (decrease) increase in cash and cash equivalents	(51.0)	142.6	(139.6)
Cash and cash equivalents, beginning of year	307.8	165.2	304.8
Cash and cash equivalents, end of year	$256.8	$307.8	$165.2
Cash paid for interest and income taxes:
Interest	$36.8	$37.2	$27.5
Income taxes, net of refunds	$49.0	$61.3	$28.4

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION OF BUSINESS

Olin Corporation is a Virginia corporation, incorporated in 1892.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products, with eight U.S. manufacturing facilities and one Canadian manufacturing facility, produces chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide.  Chemical Distribution, with twenty-five owned and leased terminal facilities, manufactures bleach products and distributes caustic soda, bleach products, potassium hydroxide and hydrochloric acid. Winchester, with its principal manufacturing facilities in East Alton, IL and Oxford, MS, produces and distributes sporting ammunition, law enforcement ammunition, reloading components, small caliber military ammunition and components and industrial cartridges.

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

Included in other operating income were the following:

	Years Ended December 31,
	2014	2013	2012
	($ in millions)
Gains (losses) on disposition of property, plant and equipment, net	$0.2	$(1.1)	$2.1
Amortization of 2007 gain on intangible asset sale (recognized through 2012)	—	—	0.3
Gains on dispositions of former manufacturing facilities	—	1.5	—
Gains on insurance recoveries	—	—	4.9
Gain on resolution of a contract matter	1.0	—	—
Other	0.3	0.3	0.3
Other operating income	$1.5	$0.7	$7.6

The gains on disposition of property, plant and equipment in 2012 were primarily associated with the Charleston, TN conversion project, which was completed in the second half of 2012.  The gain on insurance recoveries in 2012 was associated with business interruption related to an outage of one of our Chlor Alkali customers in the first half of 2012.

Other Income (Expense)

Other income (expense) consists of non-operating income items which are not related to our primary business activities.  Other income (expense) in 2013 and 2012 included $7.9 million and $11.5 million, respectively, of expense for our earn out liability from the SunBelt acquisition. Other income (expense) in 2013 also included a gain of $6.5 million on the sale of our equity interest in a bleach joint venture.

Foreign Currency Translation

The functional currency for our Canadian subsidiaries is the U.S. dollar; accordingly, gains and losses resulting from balance sheet translations are included in selling and administration.  The functional currency of other foreign affiliates is the local currency; therefore the balance sheet amounts are translated at the exchange rates in effect at year-end, and operations statement amounts are translated at the average rates of exchange prevailing during the year.  Translation adjustments are included in accumulated other comprehensive loss.

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

Property, plant and equipment are reviewed for impairment when conditions indicate that the carrying values of the assets may not be recoverable.  Such impairment conditions include an extended period of idleness or a plan of disposal.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  For our Chlor Alkali Products and Winchester segments, the lowest level for which identifiable cash flows exist is the operating facility level or an appropriate grouping of operating facilities level. For our Chemical Distribution segment, the lowest level for which identifiable cash flows exist is the segment level. The amount of impairment loss, if any, is measured by the difference between the net book value of the assets and the estimated fair value of the related assets.

Restricted Cash

Restricted cash, which is restricted as to withdrawal or usage, is classified separately from cash and cash equivalents on our consolidated balance sheet.  A portion of the proceeds of the bonds issued by Alabama, Mississippi and Tennessee, along with their accrued interest income, were required to remain with a trustee and were classified on our consolidated balance sheet as a noncurrent asset until such time as we request reimbursement of qualifying amounts used to fund capital projects in Alabama, Mississippi and Tennessee. The proceeds were fully utilized as of December 31, 2014.

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

The activity of our asset retirement obligation was as follows:

	December 31,
	2014	2013
	($ in millions)
Beginning balance	$60.8	$67.8
Accretion	3.5	3.3
Spending	(11.2)	(11.3)
Currency translation adjustments	(0.7)	(0.6)
Adjustments	2.0	1.6
Ending balance	$54.4	$60.8

At December 31, 2014 and 2013, our consolidated balance sheets included an asset retirement obligation of $44.2 million and $47.3 million, respectively, which were classified as other noncurrent liabilities.

In 2014, we had net adjustments that increased the asset retirement obligation by $2.0 million, which were primarily comprised of increases in estimated costs for certain assets. In 2013, we had net adjustments that increased the asset retirement obligation by $1.6 million, which were primarily due to changes in the estimated timing of payments for certain assets.

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

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  On January 1, 2012, we adopted ASU 2011-08 which permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  It is our practice, at a minimum, to perform a quantitative goodwill impairment test in the fourth quarter every three years. In the fourth quarter of 2014, we performed our triennial quantitative goodwill impairment test for our reporting units. We define reporting units at the business segment level.  For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units, Chlor Alkali Products and Chemical Distribution, to the extent it relates to each reporting unit.

We use a discounted cash flow approach to develop the estimated fair value of a reporting unit when a quantitative test is performed.  Management judgment is required in developing the assumptions for the discounted cash flow model.  We also corroborate our discounted cash flow analysis by evaluating a market-based approach that considers EBITDA multiples from a representative sample of comparable public companies.  As a further indicator that each reporting unit has been valued appropriately using a discounted cash flow model, the aggregate fair value of all reporting units is reconciled to the total market value of Olin. An impairment would be recorded if the carrying amount exceeded the estimated fair value. Based on the aforementioned analysis, the estimated fair value of our Chlor Alkali Products reporting unit substantially exceeded the carrying value of the reporting unit. The estimated fair value of our Chemical Distribution reporting unit also exceeded the carrying value of the reporting unit. No impairment charges were recorded for 2014, 2013 or 2012.

The discount rate, profitability assumptions and terminal growth rate of our chlor alkali and chemical distribution businesses and the cyclical nature of our chlor alkali business were the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflects a weighted-average cost of capital, which is calculated based on observable market data.  Some of these data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as the equity risk premium) are based upon market data over time for a peer group of companies in the chemical manufacturing or distribution industries with a market capitalization premium added, as applicable.

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

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing during the fourth quarter of 2014, will prove to be an accurate prediction of the future.  If our assumptions regarding future performance are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

There were no changes in the carrying value of goodwill in 2014 or 2013.

Other Assets

Included in other assets were the following:

	December 31,
	2014	2013
	($ in millions)
Investments in non-consolidated affiliates	$23.3	$21.6
Intangible assets (less accumulated amortization of $42.6 million and $28.0 million, respectively)	123.5	138.1
Deferred debt issuance costs	10.3	14.4
Bleach joint venture receivable	7.8	15.6
Income tax receivable	6.6	—
Interest rate swaps	3.5	5.9
Other	16.4	17.5
Other assets	$191.4	$213.1

Intangible assets consisted of the following:

		December 31,
		2014			2013
	Useful Lives	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
		($ in millions)
Customers, customer contracts and relationships	(10-15 years)	$152.9	$(41.0)	$111.9	$152.9	$(26.6)	$126.3
KA Steel trade name	(indefinite)	10.9	—	10.9	10.9	—	10.9
Other	(4-10 years)	2.3	(1.6)	0.7	2.3	(1.4)	0.9
Total intangible assets		$166.1	$(42.6)	$123.5	$166.1	$(28.0)	$138.1

The August 22, 2012 valuation of identifiable intangible assets that were obtained from the KA Steel acquisition included $128.0 million associated with customers, customer contracts and relationships and are being amortized over ten years on a straight-line basis, $10.9 million associated with the KA Steel trade name, which management estimates to have an indefinite useful life, and $0.4 million associated with a favorable lease agreement that will be amortized over the remaining lease term (approximately four years) on a straight line basis. The February 28, 2011 valuation of identifiable intangible assets that were obtained from the SunBelt acquisition included $5.8 million associated with customers, customer contracts and relationships and are being amortized over fifteen years on a straight-line basis.  The identifiable intangible assets obtained from the Pioneer acquisition included $19.0 million associated with customers, customer contracts and relationships and are being amortized over fifteen years on a straight-line basis and $1.2 million associated with internally developed and purchased software and was amortized over five years on a straight-line basis.  Amortization expense was $14.6 million in both 2014 and 2013 and $6.5 million in 2012.  We estimate that amortization expense will be approximately $14.6 million in each of the next two years and approximately $14.5 million in 2017, 2018 and 2019.  Intangible assets are reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

During 2012, we adopted ASU 2012-02 which permits entities to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount before performing a quantitative impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment including asset specific factors; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our indefinite-lived intangible asset is greater than its carrying amount as of December 31, 2014. No impairment of our intangible assets were recorded in 2014, 2013 or 2012.

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

Discontinued Operations

We present the results of operations, financial position and cash flows that have either been sold or that meet the criteria for “held for sale” accounting as discontinued operations. At the time an operation qualifies for held for sale accounting, the operation is evaluated to determine whether or not the carrying value exceeds its fair value less cost to sell. Any loss as a result of carrying value in excess of fair value less cost to sell is recorded in the period the operation meets held for sale accounting. Management judgment is required to assess the criteria required to meet held for sale accounting, and estimate fair value. Changes to the operation could cause it to no longer qualify for held for sale accounting and changes to fair value or adjustments to amounts previously reported as discontinued operations could result in an increase or decrease to previously recognized losses.

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

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2014 and 2013, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 18 years.

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

The fair value of each option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013	2012
Dividend yield	3.13%	3.44%	3.65%
Risk-free interest rate	2.13%	1.35%	1.36%
Expected volatility	42%	43%	43%
Expected life (years)	7.0	7.0	7.0
Weighted average grant fair value (per option)	$8.34	$7.05	$6.55
Weighted average exercise price	$25.69	$23.28	$21.92
Shares granted	624,200	621,000	480,250

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the FASB issued ASU 2015-01 which amends ASC 225-20. This update eliminates the income statement concept of extraordinary items and also expands the disclosure requirements of items that are unusual in nature or occur infrequently. This update is effective for fiscal years beginning after December 15, 2015. This update will not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which amends ASC 605 and creates a new topic, ASC 606. This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

In April 2014, the FASB issued ASU 2014-08, which amends ASC 205 and ASC 360. This update changes the criteria for a disposal transaction to qualify as a discontinued operation. This update also expands the disclosure requirements surrounding discontinued operations. This update is effective for fiscal years beginning after December 15, 2014. This update will not have a material effect on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, which amends ASC 740. This update provides guidance on the financial statement presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. We adopted the provisions of ASU 2013-11 on January 1, 2014. This update did not have a material effect on our consolidated financial statements.

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

For segment reporting purposes, KA Steel comprises the Chemical Distribution segment. The KA Steel results of operations have been included in our consolidated results for the period subsequent to the effective date of the acquisition. Our results for the year ended December 31, 2012 include KA Steel sales of $156.3 million and $4.5 million of segment income, which includes depreciation and amortization expense of $5.5 million, primarily associated with the acquisition fair value adjustment related to the KA Steel acquisition.

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

Included in total current assets are cash and cash equivalents of $26.2 million and receivables of $63.1 million with a contracted value of $63.5 million. Included in other liabilities is an accrued contingent liability of $10.0 million for the withdrawal from a multi-employer defined benefit pension plan. This accrued contingent liability was paid during 2014.

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

Year Ended December 31, 2012
($ in millions, except per share data)
Sales	$2,462.6
Net income	160.1
Net income per common share:
Basic	$2.00
Diluted	$1.98

The pro forma statements of income were prepared based on historical financial information and have been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the transaction, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma statements of income use estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma information is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.  The pro forma data reflect the application of the following adjustments:

•	Additional amortization expense related to the fair value of acquired identifiable intangible assets ($8.0 million for the year ended December 31, 2012).

•
Additional depreciation expense related to the fair value adjustment to property, plant and equipment and conforming KA Steel’s useful lives to ours ($0.2 million for the year ended December 31, 2012).

•	Increase in interest expense related to the 2022 Notes issued in conjunction with this acquisition ($7.1 million for the year ended December 31, 2012).

•	Elimination of intersegment sales of caustic soda and bleach between KA Steel and Chlor Alkali Products at prices that approximate market ($23.2 million for the year ended December 31, 2012).

•
Elimination of transaction costs incurred in 2012 that are directly related to the transaction, and do not have a continuing impact on our combined operating results ($8.3 million for the year ended December 31, 2012).

In addition, the pro forma data reflect the tax effect of all of the above adjustments.  The pro forma tax provision reflects an increase of $1.1 million for the year ended December 31, 2012 associated with the incremental pretax income, the fair value adjustments for acquired intangible assets and property, plant and equipment, and the interest expense of the 2022 Notes issued in conjunction with this acquisition, which reflects the marginal tax of the adjustments in the various jurisdictions where such adjustments occurred.

RESTRUCTURING CHARGES

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduces the facility’s chlor alkali capacity by 185,000 tons. The plant will predominantly focus on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. In the fourth quarter of 2014, we recorded pretax restructuring charges of $10.0 million for the write-off of equipment and facility costs, employee severance and related benefit costs, lease and other contract termination costs and a non-cash pension curtailment charge related to these actions. We expect to incur additional restructuring charges through 2016 of approximately $5 million related to the shut down of this portion of the facility.

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the years ended December 31, 2014, 2013 and 2012, we recorded pretax restructuring charges of $3.8 million, $3.7 million and $2.3 million, respectively, for employee severance and related benefit costs, employee relocation costs, facility exit costs, write-off of equipment and facility costs and lease and other contract termination costs related to these actions.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  Consistent with this decision in 2010, we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. We currently expect to complete this relocation by the end of 2016.  For the years ended December 31, 2014, 2013 and 2012, we recorded pretax restructuring charges of $1.9 million, $1.8 million and $6.2 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $3 million related to the transfer of these operations.

The following table summarizes the 2014, 2013 and 2012 activities by major component of these 2014 and 2010 restructuring actions and the remaining balances of accrued restructuring costs as of December 31, 2014:

	Employee severance and job related benefits	Pension curtailment	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance January 1, 2012	$11.3	$—	$0.8	$—	$—	$—	$12.1
2012 restructuring charges	4.1	—	0.1	2.2	2.1	—	8.5
Amounts utilized	(1.9)	—	(0.5)	(2.2)	(2.1)	—	(6.7)
Balance at December 31, 2012	13.5	—	0.4	—	—	—	13.9
2013 restructuring charges (credits)	0.4	—	(0.4)	0.6	4.9	—	5.5
Amounts utilized	(3.7)	—	—	(0.6)	(4.9)	—	(9.2)
Balance at December 31, 2013	10.2	—	—	—	—	—	10.2
2014 restructuring charges	4.3	0.2	4.5	0.5	2.9	3.3	15.7
Amounts utilized	(3.3)	(0.2)	—	(0.5)	(2.9)	(3.3)	(10.2)
Balance at December 31, 2014	$11.2	$—	$4.5	$—	$—	$—	$15.7

The following table summarizes the cumulative restructuring charges of these 2014 and 2010 restructuring actions by major component through December 31, 2014:

	Chlor Alkali Products		Winchester	Total
	Becancour	Mercury
		($ in millions)
Write-off of equipment and facility	$3.0	$17.8	$—	$20.8
Employee severance and job related benefits	2.3	5.6	13.3	21.2
Facility exit costs	—	15.6	1.9	17.5
Pension and other postretirement benefits curtailment	0.2	—	4.1	4.3
Employee relocation costs	—	0.9	4.7	5.6
Lease and other contract termination costs	4.5	0.7	—	5.2
Total cumulative restructuring charges	$10.0	$40.6	$24.0	$74.6

As of December 31, 2014, we have incurred cash expenditures of $27.1 million and non-cash charges of $31.8 million related to these restructuring actions.  The remaining balance of $15.7 million is expected to be paid out through 2016.

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

During 2014, we made a payment of $5.5 million to resolve certain indemnity obligations related to the sale. As a result of the favorable resolution, we recognized a pretax gain of $4.6 million included in income from discontinued operations. The tax provision from discontinued operations included expense of $2.2 million for changes in tax contingencies related to the Metals sale. Income from discontinued operations, net consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	($ in millions)
Income from discontinued operations	$4.6	$—	$—
Tax provision	3.9	—	—
Income from discontinued operations, net	$0.7	$—	$—

EARNINGS PER SHARE

Basic and diluted income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Years ended December 31,
Computation of Income per Share	2014	2013	2012
	(In millions, except per share data)
Income from continuing operations	$105.0	$178.6	$149.6
Income from discontinued operations, net	0.7	—	—
Net income	$105.7	$178.6	$149.6
Basic shares	78.6	79.9	80.1
Basic income per share:
Income from continuing operations	$1.33	$2.24	$1.87
Income from discontinued operations, net	0.01	—	—
Net income	$1.34	$2.24	$1.87
Diluted shares:
Basic shares	78.6	79.9	80.1
Stock-based compensation	1.1	1.0	0.9
Diluted shares	79.7	80.9	81.0
Diluted income per share:
Income from continuing operations	$1.32	$2.21	$1.85
Income from discontinued operations, net	0.01	—	—
Net income	$1.33	$2.21	$1.85

The computation of dilutive shares from stock-based compensation does not include 0.6 million shares in both 2014 and 2013 and 1.0 million shares in 2012 as their effect would have been anti-dilutive.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

Allowance for doubtful accounts receivable consisted of the following:

	December 31,
	2014	2013
	($ in millions)
Beginning balance	$3.4	$3.6
Provisions charged	0.2	—
Write-offs, net of recoveries	(0.6)	(0.2)
Ending balance	$3.0	$3.4

INVENTORIES

	December 31,
	2014	2013
	($ in millions)
Supplies	$39.2	$40.5
Raw materials	63.3	76.5
Work in process	31.8	26.4
Finished goods	141.5	115.9
	275.8	259.3
LIFO reserves	(65.7)	(72.8)
Inventories, net	$210.1	$186.5

Inventories valued using the LIFO method comprised 58% and 56% of the total inventories at December 31, 2014 and 2013, respectively.  The replacement cost of our inventories would have been approximately $65.7 million and $72.8 million higher than that reported at December 31, 2014 and 2013, respectively. During 2014 the reduction in LIFO inventory quantities resulted in LIFO inventory liquidation losses of $1.5 million.

PROPERTY, PLANT AND EQUIPMENT

		December 31,
	Useful Lives	2014	2013
		($ in millions)
Land and improvements to land	10-20 Years	$157.3	$156.2
Buildings and building equipment	10-30 Years	212.1	205.0
Machinery and equipment	3-15 Years	1,846.1	1,835.4
Leasehold improvements		2.6	2.5
Construction in progress		43.6	47.8
Property, plant and equipment		2,261.7	2,246.9
Accumulated depreciation		(1,330.7)	(1,259.1)
Property, plant and equipment, net		$931.0	$987.8

The weighted average useful life of machinery and equipment at December 31, 2014 was 10 years. Depreciation expense was $124.5 million, $120.7 million and $104.4 million for 2014, 2013 and 2012, respectively.  Interest capitalized was $0.2 million, $1.1 million and $7.4 million for 2014, 2013 and 2012, respectively.  Maintenance and repairs charged to operations amounted to $125.0 million, $134.7 million and $124.4 million in 2014, 2013 and 2012, respectively.

The consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012, included a $(0.5) million, $7.9 million and $17.4 million, respectively, (decrease) increase to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable at December 31, 2014, 2013 and 2012.

During 2013 and 2012 we entered into sale/leaseback transactions for caustic soda barges, bleach trailers and chlorine, caustic soda and bleach railcars. In 2013 and 2012 we received proceeds from the sales of $35.8 million and $4.4 million, respectively, for the years ended December 31, 2013 and 2012.

During 2014 and 2013, assets of zero and $4.2 million, respectively, were acquired under capital leases and are included in machinery and equipment as of December 31, 2014 and 2013.

INVESTMENTS—AFFILIATED COMPANIES

On November 16, 2007, we purchased for cash an $11.6 million equity interest in a bleach joint venture.  As part of the investment we also entered into several commercial agreements, including agreements by which we would supply raw materials and services, and we would have marketing responsibility for bleach and caustic soda. During 2013, we sold our equity interest in the bleach joint venture which resulted in a gain of $6.5 million. As a result of the sale, as of December 31, 2014, we have recorded a receivable of $16.6 million, with $7.8 million included within other assets on our consolidated balance sheet.

We hold a 9.1% limited partnership interest in Bay Gas Storage Company, Ltd. (Bay Gas), an Alabama limited partnership, in which EnergySouth, Inc. (EnergySouth) is the general partner with interest of 90.9%.  Bay Gas owns, leases and operates underground gas storage and related pipeline facilities, which are used to provide storage in the McIntosh, AL area and delivery of natural gas to EnergySouth customers.

The following table summarizes our investment in our non-consolidated equity affiliate:

	December 31,
	2014	2013
	($ in millions)
Bay Gas	$23.3	$21.6

The following table summarizes our equity earnings of non-consolidated affiliates:

	Years Ended December 31,
	2014	2013	2012
	($ in millions)
Bay Gas	$1.7	$2.1	$2.4
Bleach joint venture	—	0.7	0.6
Equity earnings of non-consolidated affiliates	$1.7	$2.8	$3.0

We received net distributions from our non-consolidated affiliates of zero, $1.5 million and $1.3 million for 2014, 2013 and 2012, respectively.

DEBT

Credit Facility

On June 24, 2014, we entered into a new five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. The new $415.0 million senior credit facility will expire in June 2019. The new $265.0 million senior revolving credit facility includes a $60.0 million letter of credit subfacility and the option to expand the facility by an additional $100.0 million. At December 31, 2014, we had $257.7 million available under our $265.0 million senior revolving credit facility because we had issued $7.3 million of letters of credit under the $60.0 million subfacility. The $150.0 million term loan facility includes amortization in equal quarterly installments at a rate of 2.5% annually for the first two years increasing to 5% for the remaining three years. In December 2014, we repaid $0.9 million under the required quarterly installments. The terms and conditions of the new senior credit facility is similar to those of our previous $265.0 million senior revolving credit facility except the addition of quarterly installments on the term loan facility. Under the new senior credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility at the end of the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2014 and 2013, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of December 31, 2014, there were no covenants or other restrictions that limited our ability to borrow.

In 2014, we paid deferred debt issuance costs of $1.2 million related to the new five-year $415.0 million senior credit facility.

At December 31, 2014, we had total letters of credit of $20.9 million outstanding, of which $7.3 million were issued under our $265.0 million senior revolving credit facility.  The letters of credit are used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain Canadian pension funding requirements.

Long-Term Debt

	December 31,
	2014	2013
Notes payable:	($ in millions)
Variable-rate Senior Term Loan facility, due 2019 (1.66% at December 31, 2014)	$149.1	$—
Variable-rate Go Zone bonds, due 2024 (1.31% and 1.42% at December 31, 2014 and 2013, respectively)	50.0	50.0
Variable-rate Recovery Zone bonds, due 2024-2035 (1.31% and 1.42% at December 31, 2014 and 2013, respectively)	103.0	103.0
Variable-rate Industrial development and environmental improvement obligations, due 2025 (0.20% and 0.22% at December 31, 2014 and 2013, respectively)	2.9	2.9
5.5%, due 2022	200.0	200.0
6.75%, due 2016 (includes interest rate swaps of $3.7 million and $6.1 million in 2014 and 2013, respectively)	128.7	131.1
7.23%, SunBelt Notes due 2013-2017 (includes unamortized fair value premium of $0.5 million and $0.8 million and interest rate swaps of $0.8 million and $1.2 million in 2014 and 2013, respectively)	37.8	50.7
8.875%, due 2019 (includes unamortized discount of $0.8 million in 2013)	—	149.2
Capital lease obligations	3.6	4.1
Total debt	675.1	691.0
Amounts due within one year	16.4	12.6
Total long-term debt	$658.7	$678.4

In August 2014, we redeemed our $150.0 million 2019 Notes, which would have matured on August 15, 2019. We recognized interest expense of $9.5 million for the call premium ($6.7 million) and the write-off of unamortized deferred debt issuance costs ($2.1 million) and unamortized discount ($0.7 million) related to this action.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In December 2014, 2013 and 2012, $12.2 million was repaid on these SunBelt Notes.

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

Annual maturities of long-term debt, including capital lease obligations, are $16.4 million in 2015, $146.0 million in 2016, $21.4 million in 2017, $8.0 million in 2018, $126.1 million in 2019 and a total of $357.2 million thereafter.

We have entered into interest rate swaps, as disclosed below, whereby we agree to pay variable and fixed rates to a counterparty who, in turn, pays us fixed and variable rates.  In all cases the underlying index for variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2014
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.0 - 4.0%	(a)
6.75%, due 2016	$60.0	March 2010	3.0 - 4.0%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.0 - 4.0%	(a)
6.75%, due 2016	$60.0	October 2011	3.0 - 4.0%	(a)

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2014, $3.7 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2014, $0.8 million of this gain was included in long-term debt.

Our loss in the event of nonperformance by these counterparties could be significant to our financial position and results of operations.  These interest rate swaps reduced interest expense by $2.9 million in both 2014 and 2013 and $3.4 million in 2012.  The difference between interest paid and interest received is included as an adjustment to interest expense.

PENSION PLANS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the CEOP primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $16.1 million, $15.4 million and $15.1 million for 2014, 2013 and 2012, respectively.

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

During the fourth quarter of 2014, the SOA issued the final report of its mortality tables and mortality improvement scales. The updated mortality data reflected increasing life expectancies in the United States. During the third quarter of 2012, the MAP-21 became law. The new law changes the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates for a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation, and potentially reducing or eliminating the minimum annual funding requirement. The new law also increased premiums paid to the PBGC. During the third quarter of 2014, HATFA 2014 became law, which includes an extension of MAP-21’s defined benefit plan funding stabilization relief. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2015 and under the new law may not be required to make any additional contributions for at least the next five years.

Pension Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	December 31, 2014			December 31, 2013
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$1,916.5	$62.2	$1,978.7	$2,070.8	$68.4	$2,139.2
Service cost	2.3	0.5	2.8	2.8	0.6	3.4
Interest cost	83.8	2.7	86.5	78.4	2.7	81.1
Actuarial loss (gain)	245.8	9.8	255.6	(107.7)	(1.7)	(109.4)
Benefits paid	(131.9)	(3.6)	(135.5)	(127.8)	(3.5)	(131.3)
Curtailments	—	0.2	0.2	—	—	—
Currency translation adjustments	—	(5.5)	(5.5)	—	(4.3)	(4.3)
Benefit obligation at end of year	$2,116.5	$66.3	$2,182.8	$1,916.5	$62.2	$1,978.7

	December 31, 2014			December 31, 2013
	($ in millions)			($ in millions)
Change in Plan Assets	U.S.	Foreign	Total	U.S.	Foreign	Total
Fair value of plans’ assets at beginning of year	$1,798.6	$62.1	$1,860.7	$1,912.5	$68.5	$1,981.0
Actual return on plans’ assets	244.2	9.4	253.6	10.7	0.3	11.0
Employer contributions	4.5	0.9	5.4	3.2	1.2	4.4
Benefits paid	(131.9)	(3.6)	(135.5)	(127.8)	(3.5)	(131.3)
Currency translation adjustments	—	(5.5)	(5.5)	—	(4.4)	(4.4)
Fair value of plans’ assets at end of year	$1,915.4	$63.3	$1,978.7	$1,798.6	$62.1	$1,860.7

	December 31, 2014			December 31, 2013
	($ in millions)			($ in millions)
Funded Status	U.S.	Foreign	Total	U.S.	Foreign	Total
Qualified plans	$(137.5)	$(1.2)	$(138.7)	$(57.6)	$1.7	$(55.9)
Non-qualified plans	(63.6)	(1.8)	(65.4)	(60.3)	(1.8)	(62.1)
Total funded status	$(201.1)	$(3.0)	$(204.1)	$(117.9)	$(0.1)	$(118.0)

Under ASC 715 we recorded an $84.8 million after-tax charge ($138.9 million pretax) to shareholders’ equity as of December 31, 2014 for our pension plans.  This charge reflected a 60-basis point decrease in the plans’ discount rate and the negative impact of the newly mandated mortality tables, partially offset by favorable performance on plan assets during 2014.  In 2013, we recorded an $8.9 million after-tax charge ($14.4 million pretax) to shareholders’ equity as of December 31, 2013 for our pension plans.  This charge reflected unfavorable performance on plan assets during 2013, partially offset by a 60-basis point increase in the plans’ discount rate.

The $255.6 million actuarial loss for 2014 was primarily due to a 60-basis point decrease in the plans’ discount rate and the negative impact of the newly mandated mortality tables. Our benefit obligation as of December 31, 2014 increased approximately $90 million as a result of the newly mandated mortality tables.  The $109.4 million actuarial gain for 2013 was primarily due to a 60-basis point increase in the plans’ discount rate.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2014			December 31, 2013
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Prepaid benefit cost	$—	$—	$—	$—	$1.7	$1.7
Accrued benefit in current liabilities	(21.8)	(0.3)	(22.1)	(14.2)	(0.1)	(14.3)
Accrued benefit in noncurrent liabilities	(179.3)	(2.7)	(182.0)	(103.7)	(1.7)	(105.4)
Accumulated other comprehensive loss	654.8	23.0	677.8	540.9	20.7	561.6
Net balance sheet impact	$453.7	$20.0	$473.7	$423.0	$20.6	$443.6

At December 31, 2014 and 2013, the benefit obligation of non-qualified pension plans was $65.4 million and $62.1 million, respectively, and was included in the above pension benefit obligation.  There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows:  2015—$22.1 million; 2016—$6.1 million; 2017—$5.7 million; 2018—$3.3 million; and 2019—$3.0 million.  Benefit payments for the qualified plans are projected to be as follows:  2015—$126.8 million; 2016—$122.2 million; 2017—$118.1 million; 2018—$114.5 million; and 2019—$111.6 million.

	December 31,
	2014	2013
	($ in millions)
Projected benefit obligation	$2,182.8	$1,978.7
Accumulated benefit obligation	2,170.8	1,968.9
Fair value of plan assets	1,978.7	1,860.7

	Years Ended December 31,
Components of Net Periodic Benefit Income	2014	2013	2012
	($ in millions)
Service cost	$5.3	$6.2	$6.1
Interest cost	86.5	81.1	92.0
Expected return on plans’ assets	(139.5)	(137.5)	(139.5)
Amortization of prior service cost	2.2	1.9	2.2
Recognized actuarial loss	20.3	27.8	18.1
Curtailments	0.2	—	—
Net periodic benefit income	$(25.0)	$(20.5)	$(21.1)

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$138.9	$14.4	$162.0
Amortization of prior service costs and actuarial losses	(22.7)	(29.7)	(20.3)

In December 2014, we recorded a curtailment charge of $0.2 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This charge was included in restructuring charges for 2014.

The defined benefit pension plans’ actuarial loss that will be recognized from accumulated other comprehensive loss into net periodic benefit income in 2015 will be approximately $31 million.

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

	U.S. Pension Benefits			Foreign Pension Benefits
Weighted Average Assumptions:	2014	2013	2012	2014	2013	2012
Discount rate—periodic benefit cost	4.5%	3.9%	4.9%	4.8%	4.2%	4.4%
Expected return on assets	7.75%	7.75%	8.0%	7.5%	7.75%	8.0%
Rate of compensation increase	3.0%	3.0%	3.0%	3.5%	3.5%	3.5%
Discount rate—benefit obligation	3.9%	4.5%	3.9%	3.9%	4.8%	4.2%

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

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income and alternative investments.  We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns, including inflation rates, by reference to external sources.  The historic rate of return on plan assets has been 10.3% for the last 5 years, 10.3% for the last 10 years and 7.9% for the last 15 years.  The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%
Absolute return strategies	8%	to	12%

Plan Assets

Our pension plan asset allocation at December 31, 2014 and 2013, by asset class was as follows:

	Percentage of Plan Assets
Asset Class	2014	2013
U.S. equities	4%	5%
Non-U.S. equities	7%	8%
Fixed income/cash	52%	51%
Alternative investments	21%	20%
Absolute return strategies	16%	16%
Total	100%	100%

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

As of December 31, 2014, the following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities	6%	0-14
Non-U.S. equities	6%	0-14
Fixed income/cash	61%	48-80
Alternative investments	7%	0-28
Absolute return strategies	20%	10-30

We do have a small Canadian qualified defined benefit pension plan to which we made cash contributions of $0.8 million and $1.0 million in 2014 and 2013, respectively, and we anticipate approximately $1 million of cash contributions in 2015.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2014:

Asset Class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$69.8	$12.4	$—	$82.2
Non-U.S. equities	35.4	115.5	—	150.9
Fixed income / cash
Cash	65.7	—	—	65.7
Government treasuries	—	465.6	4.3	469.9
Corporate debt instruments	0.4	329.7	9.6	339.7
Asset-backed securities	—	150.5	—	150.5
Alternative investments
Hedge fund of funds	—	—	358.8	358.8
Real estate funds	—	—	34.0	34.0
Private equity funds	—	—	17.7	17.7
Absolute return strategies	—	289.0	20.3	309.3
Total assets	$171.3	$1,362.7	$444.7	$1,978.7

The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2013:

Asset Class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$83.2	$14.8	$—	$98.0
Non-U.S. equities	41.1	112.1	—	153.2
Fixed income / cash
Cash	53.9	—	—	53.9
Government treasuries	—	398.8	4.5	403.3
Corporate debt instruments	0.4	314.4	21.5	336.3
Asset-backed securities	—	152.3	—	152.3
Alternative investments
Hedge fund of funds	—	—	315.9	315.9
Real estate funds	—	—	35.7	35.7
Private equity funds	—	—	17.9	17.9
Absolute return strategies	—	275.5	18.7	294.2
Total assets	$178.6	$1,267.9	$414.2	$1,860.7

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

At December 31, 2014 and 2013, the asset allocation included investment in approximately 20% event driven hedge funds, 35% market neutral hedge funds and 45% other hedge funds.

Real estate funds—This class included several funds that invest primarily in U.S. commercial real estate.

Private equity funds—This class included several private equity funds that invest primarily in infrastructure and U.S. power generation and transmission assets.

Absolute return strategies—This class included multiple strategies which use asset allocations that seek to provide a targeted rate of return over inflation.  The investment managers allocate funds within asset classes that they consider to be undervalued in an effort to preserve gains in overvalued asset classes and to find opportunities in undervalued asset classes.  At December 31, 2014, the asset allocation included investment in approximately 15% equities, 65% cash and fixed income and 20% alternative investments.  At December 31, 2013, the asset allocation included investments in approximately 20% equities, 60% cash and fixed income and 20% alternative investments.

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

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2014:

	December 31, 2013	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, and Settlements	Transfers In/(Out)	December 31, 2014
	($ in millions)
Fixed income / cash
Government treasuries	$4.5	$—	$(0.3)	$0.1	$—	$4.3
Corporate debt instruments	21.5	2.0	(1.3)	(12.6)	—	9.6
Alternative investments
Hedge fund of funds	315.9	—	17.9	25.0	—	358.8
Real estate funds	35.7	1.6	2.0	(5.3)	—	34.0
Private equity funds	17.9	—	(0.2)	—	—	17.7
Absolute return strategies	18.7	—	0.8	0.8	—	20.3
Total level 3 assets	$414.2	$3.6	$18.9	$8.0	$—	$444.7

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2013:

	December 31, 2012	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, and Settlements	Transfers In/(Out)	December 31, 2013
	($ in millions)
Fixed income / cash
Government treasuries	$5.6	$0.1	$(1.1)	$(0.1)	$—	$4.5
Corporate debt instruments	12.2	—	1.3	8.0	—	21.5
Alternative investments
Hedge fund of funds	286.9	—	29.0	—	—	315.9
Real estate funds	38.2	1.0	1.9	(5.4)	—	35.7
Private equity funds	18.5	0.8	(0.5)	(0.9)	—	17.9
Absolute return strategies	40.8	9.4	(7.0)	(24.5)	—	18.7
Total level 3 assets	$402.2	$11.3	$23.6	$(22.9)	$—	$414.2

POSTRETIREMENT BENEFITS

We provide certain postretirement healthcare (medical) and life insurance benefits for eligible active and retired domestic employees.  The healthcare plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.  We use a measurement date of December 31 for our postretirement plans.

Other Postretirement Benefits Obligations and Funded Status

Changes in the benefit obligation were as follows:

	December 31, 2014			December 31, 2013
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$59.0	$8.6	$67.6	$65.5	$9.5	$75.0
Service cost	1.0	0.1	1.1	1.2	0.1	1.3
Interest cost	2.3	0.4	2.7	2.2	0.4	2.6
Actuarial loss (gain)	2.4	0.7	3.1	(1.5)	(0.4)	(1.9)
Benefits paid	(6.2)	(0.4)	(6.6)	(8.4)	(0.4)	(8.8)
Currency translation adjustments	—	(0.7)	(0.7)	—	(0.6)	(0.6)
Benefit obligation at end of year	$58.5	$8.7	$67.2	$59.0	$8.6	$67.6

	December 31, 2014			December 31, 2013
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded status	$(58.5)	$(8.7)	$(67.2)	$(59.0)	$(8.6)	$(67.6)

Under ASC 715 we recorded a $1.8 million after-tax charge ($3.1 million pretax) to shareholders’ equity as of December 31, 2014 for our other postretirement plans.  In 2013, we recorded a $1.2 million after-tax benefit ($1.9 million pretax) to shareholders’ equity as of December 31, 2013 for our other postretirement plans.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2014			December 31, 2013
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Accrued benefit in current liabilities	$(5.2)	$(0.3)	$(5.5)	$(5.4)	$(0.3)	$(5.7)
Accrued benefit in noncurrent liabilities	(53.3)	(8.4)	(61.7)	(53.6)	(8.3)	(61.9)
Accumulated other comprehensive loss	33.6	(0.4)	33.2	34.1	(1.2)	32.9
Net balance sheet impact	$(24.9)	$(9.1)	$(34.0)	$(24.9)	$(9.8)	$(34.7)

	Years Ended December 31,
Components of Net Periodic Benefit Cost	2014	2013	2012
	($ in millions)
Service cost	$1.1	$1.3	$1.2
Interest cost	2.7	2.6	3.1
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Recognized actuarial loss	2.9	3.7	3.2
Net periodic benefit cost	$6.6	$7.5	$7.4

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$3.1	$(1.9)	$4.8
Amortization of prior service costs and actuarial losses	(2.8)	(3.6)	(3.1)

The other postretirement plans’ actuarial loss that will be recognized from accumulated other comprehensive loss into net periodic benefit cost in 2015 will be approximately $4 million.

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

	December 31,
Weighted Average Assumptions:	2014	2013	2012
Discount rate—periodic benefit cost	4.3%	3.6%	4.6%
Discount rate—benefit obligation	3.7%	4.3%	3.6%

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

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation.  The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2014	2013
Healthcare cost trend rate assumed for next year	8.5%	9.0%
Rate that the cost trend rate gradually declines to	5.0%	5.0%
Year that the rate reaches the ultimate rate	2021	2021

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans.  A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	($ in millions)
Effect on total of service and interest costs	$0.2	$(0.2)
Effect on postretirement benefit obligation	3.8	(3.2)

We expect to make payments of approximately $5 million for each of the next five years under the provisions of our other postretirement benefit plans.

INCOME TAXES

	Years ended December 31,
Components of Income from Continuing Operations Before Taxes	2014	2013	2012
	($ in millions)
Domestic	$164.4	$222.2	$189.9
Foreign	(1.7)	27.8	35.3
Income from continuing operations before taxes	$162.7	$250.0	$225.2
Components of Income Tax Provision
Current expense:
Federal	$25.9	$42.1	$16.9
State	1.3	9.4	4.3
Foreign	5.3	8.5	10.4
	32.5	60.0	31.6
Deferred	25.2	11.4	44.0
Income tax provision	$57.7	$71.4	$75.6

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
Foreign rate differential	(0.2)	(0.1)	(0.1)
Domestic manufacturing/export tax incentive	(1.8)	(1.6)	(1.0)
Return to provision	(0.7)	(0.1)	—
Dividends paid to CEOP	(0.5)	(0.3)	(0.4)
Change in tax contingencies	(0.3)	(3.8)	0.5
State income taxes, net	2.4	2.3	1.3
Change in valuation allowance	1.1	(2.1)	0.1
Remeasurement of deferred taxes	0.4	0.1	0.7
Research tax credit	—	(0.8)	—
Section 45O tax credit	—	—	(3.0)
Australia dividend residual tax expense	—	—	0.3
Other, net	0.1	—	0.2
Effective tax rate	35.5%	28.6%	33.6%

The effective tax rate from continuing operations for 2014 included $1.2 million of benefit associated with return to provision adjustments for the finalization of our 2013 U.S. federal and state income tax returns and $0.7 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions. These items were partially offset by $0.8 million of expense associated with increases in valuation allowances on certain state tax credit balances, primarily due to a change in state tax law, and $0.6 million of expense related to the remeasurement of deferred taxes due to an increase in state effective tax rates. The effective tax rate from continuing operations for 2013 included $11.4 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions, $8.3 million of benefit associated with reductions in valuation allowances on our capital loss carryforwards and $1.9 million of benefit associated with the Research Credit, which were partially offset by $1.8 million of expense associated with changes in tax contingencies and $1.3 million of expense associated with increases in valuation allowances on certain state tax credits carryforwards. The effective tax rate from continuing operations for 2012 included a benefit of $6.6 million associated with Section 45O that was claimed on our 2008 to 2012 U.S. federal income tax returns.

	December 31,
Components of Deferred Tax Assets and Liabilities	2014	2013
	($ in millions)
Deferred tax assets:
Pension and postretirement benefits	$108.0	$74.6
Environmental reserves	56.5	60.2
Asset retirement obligations	22.9	25.7
Accrued liabilities	43.9	48.2
Tax credits	9.2	13.3
Federal and state net operating losses	6.6	7.2
Capital loss carryforward	4.8	3.0
Other miscellaneous items	16.5	10.7
Total deferred tax assets	268.4	242.9
Valuation allowance	(16.6)	(13.4)
Net deferred tax assets	251.8	229.5
Deferred tax liabilities:
Property, plant and equipment	177.9	182.5
Intangible amortization	10.5	8.4
Inventory and prepaids	5.6	3.1
Partnerships	98.2	93.7
Total deferred tax liabilities	292.2	287.7
Net deferred tax liability	$(40.4)	$(58.2)

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

At December 31, 2014, we had deferred federal tax expense of $4.7 million recorded associated with the impact on expected future foreign tax credits generated by the deferred tax assets of our Canadian subsidiary.

At December 31, 2014, we had a U.S. net operating loss carryforward (NOL) of approximately $2.4 million (representing $0.9 million of deferred tax assets), that will expire in years 2017 through 2020, if not utilized.  The utilization of this NOL is limited under Section 382 of the U.S. IRC to $0.5 million in each year through 2020.  We believe that it is more likely than not that the NOL will be realized and no valuation allowance is necessary.

At December 31, 2014, we had deferred state tax benefits of $2.4 million relating to state NOLs, which are available to offset future state taxable income through 2033.  Due to uncertainties regarding realization of certain tax benefits, a valuation allowance of $0.7 million has been applied against the deferred state tax benefits at December 31, 2014.

At December 31, 2014, we had deferred state tax benefits of $13.9 million relating to state tax credits, which are available to offset future state tax liabilities through 2028.  Due to uncertainties regarding the realization of certain state tax credits, a valuation allowance of $11.1 million has been applied against the deferred state tax credits at December 31, 2014.

At December 31, 2014, we had a capital loss carryforward of $12.2 million (representing $4.8 million of deferred tax assets) that is available to offset future consolidated capital gains that will expire in years 2015 through 2019 if not utilized.  Due to uncertainties regarding the realization of certain capital loss carryforwards, a valuation allowance of $4.8 million has been applied against the deferred tax benefit at December 31, 2014.

The activity of our deferred income tax valuation allowance was as follows:

	December 31,
	2014	2013
	($ in millions)
Beginning balance	$13.4	$21.1
Charged to income tax provision	4.1	4.9
Deductions from reserves - credited to income tax provision	(0.9)	(12.6)
Ending balance	$16.6	$13.4

The total amount of undistributed earnings of foreign subsidiaries was approximately $11.4 million at December 31, 2014.  Deferred taxes are provided for earnings of non-U.S. affiliates when we plan to remit those earnings.  A portion of the undistributed earnings have been permanently reinvested and for those earnings no deferred taxes have been provided. Deferred taxes have not been provided on the excess book basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future.  The undistributed earnings and excess book basis differences could reverse through a sale, receipt of dividends from the subsidiaries, as well as various other events.  It is not practical to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

As of December 31, 2014, we had $36.1 million of gross unrecognized tax benefits, which would have a net $35.0 million impact on the effective tax rate from continuing operations, if recognized.  As of December 31, 2013, we had $34.5 million of gross unrecognized tax benefits, which would have a net $31.1 million impact on the effective tax rate from continuing operations, if recognized.  The change for 2014 primarily relates to additional gross unrecognized benefits for current year and prior year tax positions, as well as the expiration of statute of limitations in domestic jurisdictions and settlement of ongoing audits.  The change for 2013 primarily relates to the expiration of statute of limitations in domestic jurisdictions and settlement of ongoing audits, as well as additional gross unrecognized benefits for prior year tax positions. The amounts of unrecognized tax benefits were as follows:

	December 31,
	2014	2013
	($ in millions)
Beginning balance	$34.5	$40.1
Increase for current year tax positions	2.2	—
Increase for prior year tax positions	0.2	4.5
Reductions due to statute of limitations	(0.4)	(10.0)
Decrease for prior year tax positions	(0.3)	(0.1)
Decrease due to tax settlements	(0.1)	—
Ending balance	$36.1	$34.5

Income from discontinued operations, net for the year ended December 31, 2014 included $2.2 million of tax expense related to changes in tax contingencies.

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision.  As of December 31, 2014 and 2013, interest and penalties accrued were $3.2 million and $2.8 million, respectively.  For 2014, 2013 and 2012, we recorded expense (benefit) related to interest and penalties of $0.4 million, $(0.5) million and $0.5 million, respectively.

As of December 31, 2014, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $7.3 million over the next twelve months.  The anticipated reduction primarily relates to settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.

We operate primarily in North America and file income tax returns in numerous jurisdictions.  Our tax returns are subject to examination by various federal, state and local tax authorities.  Our U.S. federal income tax returns are under examination by the Internal Revenue Service (IRS) for tax years 2008 and 2010 to 2012. Our Canadian federal income tax returns are under examination by Canada Revenue Authority (CRA) for tax years 2010 and 2011. Our Canadian provincial income tax returns are under examination by Quebec Revenue Authority for tax years 2008 to 2011. We believe we have adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position. For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2008; 2010 - 2013
U.S. state income tax	2006 - 2013
Canadian federal income tax	2010 - 2013
Canadian provincial income tax	2008 - 2013

ACCRUED LIABILITIES

Included in accrued liabilities were the following:

	December 31,
	2014	2013
	($ in millions)
Accrued compensation and payroll taxes	$40.4	$51.1
Accrued employee benefits	41.5	35.3
Environmental (current portion only)	19.0	18.0
Legal and professional costs	26.3	23.4
Asset retirement obligation (current portion only)	10.2	13.5
Earn out	—	26.7
Other	76.9	76.5
Accrued liabilities	$214.3	$244.5

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The CEOP is a defined contribution plan available to essentially all domestic employees.  Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees amounted to $5.7 million in 2014 and $5.2 million in both 2013 and 2012.

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

	Years ended December 31,
	2014	2013	2012
	($ in millions)
Stock-based compensation	$9.2	$13.3	$8.4
Mark-to-market adjustments	(3.6)	4.2	0.9
Total expense	$5.6	$17.5	$9.3

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.  Stock options, restricted stock and performance shares typically vest over three years.  We issue shares to settle stock options, restricted stock and share-based performance awards.  In 2014, 2013 and 2012 long-term incentive awards included stock options, performance share awards and restricted stock.  The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

Stock option transactions were as follows:

				Exercisable
	Shares	Option Price	Weighted Average Option Price	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	4,114,822	$14.28-23.78	$19.33	3,011,702	$18.29
Granted	624,200	25.27-27.64	25.69
Exercised	(572,607)	14.28-23.78	20.13
Canceled	(32,662)	18.52-25.57	23.81
Outstanding at December 31, 2014	4,133,753	$14.28-27.64	$20.14	2,976,870	$18.50

At December 31, 2014, the average exercise period for all outstanding and exercisable options was 67 months and 54 months, respectively.  At December 31, 2014, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $13.8 million and exercisable options was $13.6 million.  The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $3.9 million, $4.2 million and $0.5 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2014 was $5.0 million and was expected to be recognized over a weighted average period of 1.5 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2014:

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Under $16.00	939,928	$15.03	939,928	$15.03
$16.00 – $20.00	766,746	$18.01	766,746	$18.01
Over $20.00	1,270,196	$21.37	2,427,079	$22.80
	2,976,870		4,133,753

At December 31, 2014, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2000 long term incentive plan	346,368	13,411
2003 long term incentive plan	426,068	14,638
2006 long term incentive plan	1,613,349	207,783
2009 long term incentive plan	2,884,827	432,029
2014 long term incentive plan	3,000,000	3,000,000
	8,270,612	3,667,861
1996 stock option plan (plan expired)	31,602	—
Total under stock option plans	8,302,214	3,667,861

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 stock plan for non-employee directors	582,962	130,660
Employee deferral plan	45,871	45,623
Total under stock purchase plans	628,833	176,283

(1)	All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,667,861 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral.  Non-employee directors annually receive stock grants as a portion of their director compensation.  Of the shares reserved under the stock purchase plans at December 31, 2014, 452,549 shares were committed.

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

	To Settle in Cash		To Settle in Shares
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Outstanding at January 1, 2014	296,222	$28.90	289,000	$21.48
Granted	84,500	25.57	84,500	25.57
Paid/Issued	(88,611)	28.90	(84,500)	18.78
Converted from shares to cash	3,403	23.17	(3,403)	23.17
Canceled	(4,597)	27.44	(4,597)	24.16
Outstanding at December 31, 2014	290,917	$23.04	281,000	$23.46
Total vested at December 31, 2014	203,583	$23.04	193,667	$22.89

The summary of the status of our unvested performance shares to be settled in cash were as follows:

	Shares	Weighted Average Fair Value per Share
Unvested at January 1, 2014	102,166	$28.90
Granted	84,500	25.57
Vested	(94,735)	23.04
Canceled	(4,597)	27.44
Unvested at December 31, 2014	87,334	$23.04

At December 31, 2014, the liability recorded for performance shares to be settled in cash totaled $4.7 million.  The total unrecognized compensation cost related to unvested performance shares at December 31, 2014 was $4.2 million and was expected to be recognized over a weighted average period of 1.2 years.

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased.  This authorization replaced the July 2011 share repurchase program. We repurchased and retired 2.5 million, 1.5 million and 0.2 million shares in 2014, 2013 and 2012, respectively, at a cost of $64.8 million, $36.2 million and $3.1 million, respectively.  As of December 31, 2014, we had repurchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased.

During 2014, 2013 and 2012, we issued 0.5 million, 0.5 million, and 0.1 million shares, respectively, with a total value of $12.1 million, $9.7 million and $1.4 million, respectively, representing stock options exercised.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2012	$1.8	$(5.3)	$(290.7)	$(294.2)
Unrealized gains (losses)	0.3	9.9	(166.8)	(156.6)
Reclassification adjustments into income	—	6.5	23.4	29.9
Tax (provision) benefit	—	(6.4)	56.0	49.6
Net change	0.3	10.0	(87.4)	(77.1)
Balance at December 31, 2012	2.1	4.7	(378.1)	(371.3)
Unrealized losses	(2.6)	(7.7)	(12.5)	(22.8)
Reclassification adjustments into income	—	1.4	33.3	34.7
Tax benefit (provision)	—	2.5	(8.2)	(5.7)
Net change	(2.6)	(3.8)	12.6	6.2
Balance at December 31, 2013	(0.5)	0.9	(365.5)	(365.1)
Unrealized losses	(1.8)	(10.2)	(142.0)	(154.0)
Reclassification adjustments into income	—	1.8	25.5	27.3
Tax benefit	—	3.3	45.4	48.7
Net change	(1.8)	(5.1)	(71.1)	(78.0)
Balance at December 31, 2014	$(2.3)	$(4.2)	$(436.6)	$(443.1)

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

SEGMENT INFORMATION

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating income, other income (expense) and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Intersegment sales of $96.6 million, $81.3 million and $18.1 million for the years ended December 31, 2014, 2013 and 2012 respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Years ended December 31,
	2014	2013	2012
Sales:	($ in millions)
Chlor Alkali Products	$1,305.6	$1,412.3	$1,428.9
Chemical Distribution	293.8	406.4	156.3
Winchester	738.4	777.6	617.6
Intersegment sales elimination	(96.6)	(81.3)	(18.1)
Total sales	$2,241.2	$2,515.0	$2,184.7
Income (loss) from continuing operations before taxes:
Chlor Alkali Products	$130.1	$203.8	$263.2
Chemical Distribution	—	9.7	4.5
Winchester	127.3	143.2	55.2
Corporate/Other	(38.1)	(62.6)	(51.8)
Restructuring charges	(15.7)	(5.5)	(8.5)
Acquisition costs	—	—	(8.3)
Other operating income	1.5	0.7	7.6
Interest expense	(43.8)	(38.6)	(26.4)
Interest income	1.3	0.6	1.0
Other income (expense)	0.1	(1.3)	(11.3)
Income from continuing operations before taxes	$162.7	$250.0	$225.2
Earnings of non-consolidated affiliates:
Chlor Alkali Products	$1.7	$2.8	$3.0
Depreciation and amortization expense:
Chlor Alkali Products	$103.6	$102.1	$88.9
Chemical Distribution	15.8	15.4	5.5
Winchester	16.3	14.9	13.6
Corporate/Other	3.4	2.9	2.9
Total depreciation and amortization expense	$139.1	$135.3	$110.9
Capital spending:
Chlor Alkali Products	$48.0	$65.5	$221.3
Chemical Distribution	1.6	2.5	0.8
Winchester	21.4	21.2	32.1
Corporate/Other	0.8	1.6	1.5
Total capital spending	$71.8	$90.8	$255.7

	December 31,
	2014	2013
Assets:	($ in millions)
Chlor Alkali Products	$1,617.7	$1,695.8
Chemical Distribution	321.3	335.3
Winchester	361.0	339.2
Corporate/Other	398.1	432.5
Total assets	$2,698.1	$2,802.8

Investments—affiliated companies (at equity):
Chlor Alkali Products	$23.3	$21.6

Goodwill:
Chlor Alkali Products	$627.4	$627.4
Chemical Distribution	119.7	119.7
Total Goodwill	$747.1	$747.1

Segment assets include only those assets which are directly identifiable to an operating segment.  Assets of the corporate/other segment include primarily such items as cash and cash equivalents, deferred taxes, restricted cash and other assets.

	Years ended December 31,
Geographic Data:	2014	2013	2012
Sales:	($ in millions)
United States	$2,051.4	$2,316.2	$1,970.5
Foreign	189.8	198.8	214.2
Transfers between areas:
United States	57.4	53.4	53.5
Foreign	54.7	109.0	85.5
Eliminations	(112.1)	(162.4)	(139.0)
Total sales	$2,241.2	$2,515.0	$2,184.7

	December 31,
	2014	2013
Assets:	($ in millions)
United States	$2,484.9	$2,574.9
Foreign	213.2	227.9
Total assets	$2,698.1	$2,802.8

Transfers between geographic areas are priced generally at prevailing market prices.  Export sales from the United States to unaffiliated customers were $29.4 million, $25.2 million and $25.1 million in 2014, 2013 and 2012, respectively.

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $1.9 million at December 31, 2014.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and OM&M expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2014	2013
	($ in millions)
Beginning balance	$144.6	$146.5
Charges to income	9.6	11.5
Remedial and investigatory spending	(14.9)	(12.4)
Currency translation adjustments	(1.0)	(1.0)
Ending balance	$138.3	$144.6

At December 31, 2014 and 2013, our consolidated balance sheets included environmental liabilities of $119.3 million and $126.6 million, respectively, which were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $138.3 million included on our consolidated balance sheet at December 31, 2014 for future environmental expenditures, we currently expect to utilize $80.2 million of the reserve for future environmental expenditures over the next 5 years, $17.3 million for expenditures 6 to 10 years in the future, and $40.8 million for expenditures beyond 10 years in the future.

Our total estimated environmental liability at December 31, 2014 was attributable to 70 sites, 15 of which were USEPA NPL sites.  Ten sites accounted for 79% of our environmental liability and, of the remaining 60 sites, no one site accounted for more than 3% of our environmental liability.  At five of the ten sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At two of these ten sites, a remedial investigation is being performed.  The three remaining sites are in long-term OM&M.  All ten sites are either associated with past manufacturing operations or former waste disposal sites.  None of the ten largest sites represents more than 22% of the liabilities reserved on our consolidated balance sheet at December 31, 2014 for future environmental expenditures.

Charges to income for investigatory and remedial efforts were material to operating results in 2014, 2013 and 2012 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2014	2013	2012
	($ in millions)
Charges to income	$9.6	$11.5	$8.4
Recoveries from third parties of costs incurred and expensed in prior periods	(1.4)	(1.3)	(0.1)
Total environmental expense	$8.2	$10.2	$8.3

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $15 million to $35 million over the next several years, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2014, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $50 million in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual commitments under non-cancelable operating leases and purchase contracts as of December 31, 2014:

	Operating Leases	Purchase Commitments
	($ in millions)
2015	$60.5	$32.8
2016	50.2	31.8
2017	45.3	5.0
2018	39.1	—
2019	31.1	—
Thereafter	75.3	—
Total commitments	$301.5	$69.6

Our operating lease commitments are primarily for railroad cars but also include distribution, warehousing and office space and data processing and office equipment.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.  Total rent expense charged to operations amounted to $66.8 million, $64.2 million and $60.5 million in 2014, 2013 and 2012, respectively (sublease income is not significant).  The above purchase commitments include raw material, capital expenditure and utility purchasing commitments utilized in our normal course of business for our projected needs.

In conjunction with the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009, we entered into a twenty-year brine and pipeline supply agreement with Boardwalk.  Boardwalk installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility.  Since November 2009, we have been obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also had a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  We have met or exceeded the minimum brine usage requirements for this five-year period. After the first five-year period, the contract contains a buy out provision exercisable by us for $12.0 million, which decreases by $0.8 million per year.

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2014 and 2013, our consolidated balance sheets included liabilities for these legal actions of $22.1 million and $19.3 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).  At December 31, 2014 and 2013, we had no forward contracts to buy or sell foreign currencies.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2014, $3.7 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	December 31,
	2014	2013
	($ in millions)
Copper	$62.7	$45.3
Zinc	6.8	4.5
Lead	14.1	22.8
Natural gas	5.7	5.5

As of December 31, 2014, the counterparty to $55.9 million of these commodity forward contracts was Wells Fargo, a major financial institution, and the counterparty to $33.4 million of these commodity forward contracts was Citibank, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  At December 31, 2014, we had open positions in futures contracts through 2018.  If all open futures contracts had been settled on December 31, 2014, we would have recognized a pretax loss of $7.1 million.

If commodity prices were to remain at December 31, 2014 levels, approximately $3.1 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of December 31, 2014 and 2013.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2014, $0.8 million of this gain was included in long-term debt.

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

Financial Statement Impacts

We present our derivative assets and liabilities in our consolidated balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts.  We use these agreements to manage and substantially reduce our potential counterparty credit risk.

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		December 31,			December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		($ in millions)			($ in millions)
Interest rate contracts	Other assets	$—	$—	Long-term debt	$4.5	$7.3
Commodity contracts – losses	Other current assets	—	(2.4)	Accrued liabilities	7.2	—
Commodity contracts – gains	Other current assets	—	3.6	Accrued liabilities	(0.1)	—
		$—	$1.2		$11.6	$7.3
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other assets	$4.3	$7.6	Other liabilities	$—	$—
Interest rate contracts – losses	Other assets	(0.8)	(1.7)	Other liabilities	—	—
Commodity contracts – losses	Other current assets	—	(0.1)	Accrued liabilities	1.5	—
Commodity contracts – gains	Other current assets	—	0.2	Accrued liabilities	—	—
		$3.5	$6.0		$1.5	$—
Total derivatives(1)		$3.5	$7.2		$13.1	$7.3

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of Gain (Loss)
		Years Ended December 31,
	Location of Gain (Loss)	2014	2013	2012
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(10.2)	$(7.7)	$9.9
Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(1.8)	$(1.4)	$(6.5)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$2.9	$2.9	$3.3
Derivatives Not Designated as Hedging Instruments
Interest rate contracts	Interest expense	$—	$—	$0.1
Commodity contracts	Cost of goods sold	1.4	0.4	(2.1)
		$1.4	$0.4	$(2.0)

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the years ended December 31, 2014, 2013 and 2012.

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of December 31, 2014 and 2013, this threshold was not exceeded.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	($ in millions)
Interest rate swaps	$—	$3.5	$—	$3.5
Liabilities
Interest rate swaps	—	4.5	—	4.5
Commodity forward contracts	—	8.6	—	8.6
Balance at December 31, 2013
Assets
Interest rate swaps	$—	$5.9	$—	$5.9
Commodity forward contracts	—	1.3	—	1.3
Liabilities
Interest rate swaps	—	7.3	—	7.3
Earn out	—	—	26.7	26.7

For the year ended December 31, 2014, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	December 31,
	2014	2013
	($ in millions)
Beginning balance	$26.7	$42.0
Settlements	(26.7)	(23.2)
Unrealized losses included in other income (expense)	—	7.9
Ending balance	$—	$26.7

Interest Rate Swaps

The fair value of the interest rate swaps was included in other assets and long-term debt as of December 31, 2014 and 2013.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in accrued liabilities as of December 31, 2014 and other current assets as of December 31, 2013, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

We had no fair value of foreign currency contracts as of December 31, 2014 and 2013.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies (principally Canadian dollar and Australian dollar).

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Amount recorded on balance sheets
	($ in millions)
Balance at December 31, 2014	$—	$531.9	$153.0	$684.9	$675.1
Balance at December 31, 2013	—	561.4	153.0	714.4	691.0

Earn Out

On February 11, 2011 we acquired PolyOne’s 50% interest in SunBelt. With this acquisition, we agreed to a three-year earn out, which had no guaranteed minimum or maximum, based on the performance of SunBelt. The fair value of the earn out was estimated using a probability-weighted discounted cash flow model.  This fair value measurement was based on significant inputs not observed in the market.  Key assumptions in determining the fair value of the earn out included the discount rate and cash flow projections. The final earn out payment was made in 2014.

For the years ended December 31, 2014 and 2013, we paid $26.7 million and $23.2 million, respectively, for the earn out related to the 2013 and 2012 SunBelt performance. The earn out payments for 2014 and 2013 included $14.8 million and $17.1 million, respectively, that were recognized as part of the original purchase price. The $14.8 million and $17.1 million are included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

($ in millions, except per share data)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$577.4	$570.4	$593.6	$499.8	$2,241.2
Cost of goods sold	475.4	463.6	492.3	421.9	1,853.2
Income from continuing operations	29.5	36.6	26.1	12.8	105.0
Income from discontinued operations, net	—	0.7	—	—	0.7
Net income	29.5	37.3	26.1	12.8	105.7
Basic income per common share:
Income from continuing operations	0.37	0.46	0.33	0.16	1.33
Income from discontinued operations, net	—	0.01	—	—	0.01
Net income	0.37	0.47	0.33	0.16	1.34
Diluted income per common share:
Income from continuing operations	0.37	0.46	0.33	0.16	1.32
Income from discontinued operations, net	—	0.01	—	—	0.01
Net income	0.37	0.47	0.33	0.16	1.33
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	29.18	29.28	28.08	25.97	29.28
Low	24.51	26.42	25.23	20.43	20.43

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$630.0	$652.2	$670.7	$562.1	$2,515.0
Cost of goods sold	504.4	531.1	528.5	469.7	2,033.7
Net income	40.5	43.7	69.7	24.7	178.6
Net income per common share:
Basic	0.50	0.54	0.87	0.31	2.24
Diluted	0.50	0.54	0.86	0.31	2.21
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	25.42	26.05	25.17	29.52	29.52
Low	21.29	22.74	22.50	21.79	21.29

(1)	NYSE composite transactions.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the related report of Olin’s independent registered public accounting firm, KPMG LLP, are included in Item 8—“Consolidated Financial Statements and Supplementary Data.”

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading ITEM 1—“PROPOSAL FOR THE ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2015 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report.  See also the list of executive officers following Item 4 in Part I of this Report.  We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, under the heading entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” under the heading “SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “What Are The Committees Of The Board?” under the heading “CORPORATE GOVERNANCE MATTERS” in our Proxy Statement.  We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “MISCELLANEOUS—How can I directly nominate a director for election to the board at the 2016 annual meeting?” and “CORPORATE GOVERNANCE MATTERS—What Is Olin’s Director Nomination Process?”.

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

Item 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement under the heading “Compensation Committee Interlocks and Insider Participation,” on page 17 and the information on pages 23 through 65, (beginning with the information under the heading “COMPENSATION DISCUSSION AND ANALYISIS” through the information under the heading “COMPENSATION COMMITTEE REPORT,”) are incorporated by reference in this Report.

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

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders(2)	5,055,054	(3)	$20.12	(3)	3,798,521
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	5,055,054		$20.12	(3)	3,798,521

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.

(2)
Consists of the 2000 Long Term Incentive Plan, the 2003 Long Term Incentive Plan, the 2006 Long Term Incentive Plan, the 2009 Long Term Incentive Plan, the 2014 Long Term Incentive Plan and the 1997 Stock Plan for Non-employee Directors.  Does not include information about the equity compensation plan listed in the table below, which has expired.  No additional awards may be granted under this expired plan. As of December 31, 2014:

Plan Name	Expiration date	Number of securities issuable under outstanding options	Weighted average exercise price	Weighted average remaining term
1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries	1/25/2006	31,602	$23.78	1.1 years

(3)	Includes:

•	4,102,151 shares issuable upon exercise of options with a weighted average exercise price of $20.12, and a weighted average remaining term of 5.6 years,

•	79,100 shares issuable under restricted stock unit grants, with a weighted average remaining term of 1.3 years,

•	421,500 shares issuable in connection with outstanding performance share awards, with a weighted average term of 1.0 years remaining in the performance measurement period, and

•	452,303 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees, and dividends on deferred stock under the plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information under the headings “Review, Approval or Ratification of Transactions with Related Persons,” “Related Person Transactions Since the Beginning of 2014” and “Which Board Members Are Independent?” in our Proxy Statement by reference in this Report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate the information concerning the accounting fees and services of our independent registered public accounting firm, KPMG LLP under the heading ITEM 4—“PROPOSAL TO RATIFY APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNT FIRM” in our Proxy Statement by reference in this Report.

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

3.  Exhibits

See the Exhibit Index immediately prior to the exhibits which is hereby incorporated by reference.  The following exhibits, listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Exhibit No.	Description

10(k)	Amended and Restated 1997 Stock Plan for Non-employee Directors codified to reflect amendments adopted through December 2, 2014, effective January 1, 2015

10(u)	Performance Share Program codified to reflect amendments through January 23, 2015

11	Computation of Per Share Earnings (included in the Note–“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

21	List of Subsidiaries

23	Consent of KPMG LLP

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: February 25, 2015

OLIN CORPORATION
By:	/s/ Joseph D. Rupp
Joseph D. Rupp
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015

/s/ GRAY G. BENOIST Gray G. Benoist	Director	February 25, 2015

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 25, 2015

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 25, 2015

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 25, 2015

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 25, 2015

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	February 25, 2015

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	February 25, 2015

/s/ VINCENT J. SMITH Vincent J. Smith	Director	February 25, 2015

/s/ TODD A. SLATER Todd A. Slater	Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2015

/s/ RANDEE N. SUMNER Randee N. Sumner	Vice President and Controller (Principal Accounting Officer)	February 25, 2015

EXHIBIT INDEX

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(y) below.

3	(a)	Olin’s Amended and Restated Articles of Incorporation as amended effective May 2, 2011—Exhibit 3.1 to Olin’s Form 8-K dated May 3, 2011.*
	(b)	Bylaws of Olin as amended effective December 9, 2010—Exhibit 3.1 to Olin’s Form 8-K dated December 10, 2010.*
4	(a)	Indenture between Olin and JPMorgan Chase Bank, N.A. dated as of June 26, 2006—Exhibit 4.1 to Olin’s Form 8-K dated June 26, 2006.*
	(b)	6.75% Senior Note Due 2016—Exhibit 4.1 to Olin’s Form 8-K dated July 28, 2006.*
	(c)	First Supplemental Indenture between Olin and JPMorgan Chase Bank, N.A. dated July 28, 2006—Exhibit 4.2 to Olin’s Form 8-K dated July 28, 2006.*
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
(x)
Amended and Restated Forward Purchase Agreement dated June 23, 2014 by and among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent for the Lenders under the Funding Agreement—Exhibit 4.1 to Olin’s Form 8-K dated June 25, 2014.*

(y)
Third Amendment to Amended and Restated Funding and Credit Agreement dated June 23, 2014 among Olin Corporation, the Lenders, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K dated June 25, 2014.*

We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

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

	(d)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
	(e)	Form of amendment to executive agreement between Olin and Messrs. Curley and Fischer dated November 9, 2007—Exhibit 10(g) to Olin’s Form 10-K for 2007.*
	(f)	Form of amendment to executive agreement between Olin and G. Bruce Greer, Jr. dated November 9, 2007—Exhibit 10(i) to Olin’s Form 10-K for 2007.*
	(g)	Form of executive agreement between Olin and Messrs. Rupp, McIntosh and Pain dated November 1, 2007—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
	(h)	Form of amendment dated October 25, 2010 to executive agreements with Messrs. Curley, Fischer, Greer, McIntosh, Pain and Rupp—Exhibit 10.1 to Olin’s Form 10-K for 2010.*
	(i)	Form of executive change in control agreement between Olin and Messrs. Rupp, Curley, Fischer, McIntosh and Pain dated January 29, 2014—Exhibit 10.1 to Olin’s Form 8-K dated January 30, 2014.*
	(j)	Form of executive change in control agreement between Olin and Ms. Ennico and Messrs. Chirumbole, Greer, O’Keefe and Slater dated January 29, 2014—Exhibit 10(l) to Olin's Form 10-K for 2013.*
	(k)	Amended and Restated 1997 Stock Plan for Non-employee Directors codified to reflect amendments adopted through December 2, 2014, effective January 1, 2015.
	(l)	Amended and Restated Olin Senior Management Incentive Compensation Plan, as amended and restated effective April 22, 2010—Appendix B to Olin’s Proxy Statement dated March 10, 2010.*
	(m)	Description of Restricted Stock Unit Awards granted under the 2000, 2003, 2006 or 2009 Long Term Incentive Plans—Exhibit 10(p) to Olin’s Form 10-K for 2008.*
	(n)	1996 Stock Option Plan for Key Employees of Olin Corporation and Subsidiaries as amended as of January 30, 2003—Exhibit 10(l) to Olin’s Form 10-K for 2002.*
	(o)	Olin Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
	(p)	Olin Corporation 2000 Long Term Incentive Plan as amended and restated effective January 24, 2014—Exhibit 10(r) to Olin’s Form 10-K for 2013.*
	(q)	Olin Corporation 2003 Long Term Incentive Plan as amended and restated effective January 24, 2014—Exhibit 10(s) to Olin’s Form 10-K for 2013.*
	(r)	Olin Corporation 2006 Long Term Incentive Plan as amended and restated effective January 24, 2014—Exhibit 10(t) to Olin’s Form 10-K for 2013.*

	(s)	Olin Corporation 2009 Long Term Incentive Plan as amended and restated effective January 24, 2014—Exhibit 10(u) to Olin’s Form 10-K for 2013.*
	(t)	Olin Corporation 2014 Long Term Incentive Plan effective January 24, 2014—Exhibit 10.1 to Olin’s Form 8-K filed April 25, 2014.*
	(u)	Performance Share Program codified to reflect amendments through January 23, 2015.
	(v)	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10(bb) to Olin’s Form 10-K for 2007.*
	(w)	Form of Restricted Stock Unit Award Certificate—Exhibit 10(cc) to Form 10-K for 2007.*
	(x)	Form of Performance Award and Senior Performance Award Certificates—Exhibit 10(dd) to Olin’s Form 10-K for 2007.*
	(y)	Summary of Stock Option Continuation Policy—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended March 31, 2009.*
	(z)	Olin Corporation Contributing Employee Ownership Plan Amended and Restated effective as of December 31, 2009—Exhibit 10(dd) to Olin’s Form 10-K for 2009.*
	(aa)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
(bb)
Purchase Agreement dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc.—Exhibit 2.1 to Olin’s Form 8-K dated March 3, 2011.*

	(cc)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(dd)	Guarantee Agreement dated December 22, 1997 between Olin and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(ee)	Subordination Agreement dated December 22, 1997 between Olin and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
	(ff)	Agreement and Plan of Merger dated as of May 20, 2007, among Olin Corporation, Princeton Merger Corp., and Pioneer Companies, Inc.—Exhibit 2.1 to Olin’s Form 8-K dated May 21, 2007.*
	(gg)	Purchase Agreement dated as of October 15, 2007, among Global Brass and Copper Acquisition Co. and Olin Corporation—Exhibit 2.1 to Olin’s Form 8-K dated October 15, 2007.*
	(hh)	Credit Agreement dated as of April 27, 2012 among Olin Corporation, Olin Canada ULC and the banks named therein—Exhibit 10.1 to Olin’s Form 8-K dated May 3, 2012.*
(ii)
Stock Purchase Agreement dated as of July 17, 2012, by and among K. A. Steel Chemicals Inc., the stockholders of K. A. Steel Chemicals Inc. and Robert F. Steel, as the sellers’ representative—Exhibit 2.1 to Olin’s Form 8-K dated July 18, 2012.*

(jj)
Credit Agreement dated as of June 24, 2014 among Olin Corporation, Olin Canada ULC, the Lenders (as defined therein), Wells Fargo Bank, National Association, as administrative agent and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets, Inc., as joint lead arrangers—Exhibit 10.1 to Olin’s Form 8-K dated June 25, 2014.*

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