Form 10-Q
period 2015-03-31
OLIN CORP
filed 2015-05-11
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

As of April 30, 2015, 77,513,605 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2015	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$196.8	$256.8	$242.9
Receivables, net	303.8	263.1	331.0
Income taxes receivable	15.1	21.6	2.3
Inventories	216.1	210.1	187.6
Current deferred income taxes	54.0	54.2	49.6
Other current assets	17.4	10.3	15.3
Total current assets	803.2	816.1	828.7
Property, plant and equipment (less accumulated depreciation of $1,357.9, $1,330.7 and $1,287.3)	919.9	931.0	968.6
Prepaid pension costs	—	—	1.6
Restricted cash	—	—	3.6
Deferred income taxes	12.9	12.5	9.0
Other assets	198.2	191.4	205.2
Goodwill	747.1	747.1	747.1
Total assets	$2,681.3	$2,698.1	$2,763.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$16.4	$16.4	$12.6
Accounts payable	147.8	146.8	164.6
Income taxes payable	1.1	0.2	0.5
Accrued liabilities	205.1	214.3	198.2
Total current liabilities	370.4	377.7	375.9
Long-term debt	656.9	658.7	677.5
Accrued pension liability	167.2	182.0	102.0
Deferred income taxes	107.3	107.1	123.3
Other liabilities	361.3	359.3	377.5
Total liabilities	1,663.1	1,684.8	1,656.2
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 77.5, 77.4 and 79.0 shares	77.5	77.4	79.0
Additional paid-in capital	792.1	788.3	830.5
Accumulated other comprehensive loss	(439.7)	(443.1)	(363.5)
Retained earnings	588.3	590.7	561.6
Total shareholders’ equity	1,018.2	1,013.3	1,107.6
Total liabilities and shareholders’ equity	$2,681.3	$2,698.1	$2,763.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Sales	$518.0	$577.4
Operating expenses:
Cost of goods sold	433.2	475.4
Selling and administration	47.0	43.5
Restructuring charges	1.2	1.0
Acquisition costs	10.4	0.2
Other operating expense	0.2	0.1
Operating income	26.0	57.2
Earnings of non-consolidated affiliates	0.4	0.4
Interest expense	7.1	9.7
Interest income	0.3	0.3
Income before taxes	19.6	48.2
Income tax provision	6.5	18.7
Net income	$13.1	$29.5
Net income per common share:
Basic	$0.17	$0.37
Diluted	$0.17	$0.37
Dividends per common share	$0.20	$0.20
Average common shares outstanding:
Basic	77.4	79.2
Diluted	78.5	80.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$13.1	$29.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1.4)	0.7
Unrealized losses on derivative contracts	(0.3)	(3.1)
Amortization of prior service costs and actuarial losses	5.1	4.0
Total other comprehensive income, net of tax	3.4	1.6
Comprehensive income	$16.5	$31.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2014	79.4	$79.4	$838.8	$(365.1)	$548.0	$1,101.1
Net income	—	—	—	—	29.5	29.5
Other comprehensive income	—	—	—	1.6	—	1.6
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(15.9)	(15.9)
Common stock repurchased and retired	(0.6)	(0.6)	(14.1)	—	—	(14.7)
Common stock issued for:
Stock options exercised	0.2	0.2	5.1	—	—	5.3
Other transactions	—	—	(1.0)	—	—	(1.0)
Stock-based compensation	—	—	1.7	—	—	1.7
Balance at March 31, 2014	79.0	$79.0	$830.5	$(363.5)	$561.6	$1,107.6
Balance at January 1, 2015	77.4	$77.4	$788.3	$(443.1)	$590.7	$1,013.3
Net income	—	—	—	—	13.1	13.1
Other comprehensive income	—	—	—	3.4	—	3.4
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(15.5)	(15.5)
Common stock issued for:
Stock options exercised	0.1	0.1	2.7	—	—	2.8
Other transactions	—	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	1.3	—	—	1.3
Balance at March 31, 2015	77.5	$77.5	$792.1	$(439.7)	$588.3	$1,018.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$13.1	$29.5
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(0.4)	(0.4)
Losses on disposition of property, plant and equipment	0.3	0.2
Stock-based compensation	1.8	2.1
Depreciation and amortization	34.4	34.2
Deferred income taxes	(3.1)	6.0
Qualified pension plan contributions	(0.2)	(0.2)
Qualified pension plan income	(6.8)	(7.3)
Change in:
Receivables	(40.7)	(50.9)
Income taxes receivable/payable	7.4	(1.6)
Inventories	(6.0)	(1.1)
Other current assets	(7.1)	(1.1)
Accounts payable and accrued liabilities	(6.3)	(13.2)
Other assets	1.3	1.7
Other noncurrent liabilities	2.4	(4.8)
Other operating activities	0.3	—
Net operating activities	(9.6)	(6.9)
Investing Activities
Capital expenditures	(23.3)	(18.6)
Proceeds from disposition of property, plant and equipment	0.6	0.7
Proceeds from disposition of affiliated companies	2.2	—
Restricted cash activity	—	0.6
Other investing activities	(1.4)	0.7
Net investing activities	(21.9)	(16.6)
Financing Activities
Long-term debt repayments	(1.0)	(0.1)
Earn out payment – SunBelt	—	(14.8)
Common stock repurchased and retired	—	(14.7)
Stock options exercised	2.0	3.6
Excess tax benefits from stock-based compensation	0.3	0.5
Dividends paid	(15.5)	(15.9)
Deferred debt issuance costs	(14.3)	—
Net financing activities	(28.5)	(41.4)
Net decrease in cash and cash equivalents	(60.0)	(64.9)
Cash and cash equivalents, beginning of period	256.8	307.8
Cash and cash equivalents, end of period	$196.8	$242.9
Cash paid for interest and income taxes:
Interest	$6.6	$12.7
Income taxes, net of refunds	$1.6	$13.8
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2.4	$6.3

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Financial Statements
(Unaudited)

DESCRIPTION OF BUSINESS

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products, with eight U.S. manufacturing facilities and one Canadian manufacturing facility, produces chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide.  Chemical Distribution, with twenty-four owned and leased terminal facilities, manufactures bleach products and distributes caustic soda, bleach products, potassium hydroxide and hydrochloric acid. Winchester, with its principal manufacturing facilities in East Alton, IL and Oxford, MS, produces and distributes sporting ammunition, law enforcement ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate.  We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.  Certain reclassifications were made to prior year amounts to conform to the 2015 presentation.

PROPOSED MERGER
On March 27, 2015, Olin and The Dow Chemical Company (TDCC) announced that Olin had agreed to acquire certain chlor alkali and downstream derivatives businesses from TDCC using a Reverse Morris Trust structure. Olin and TDCC and certain affiliates have entered into an Agreement and Plan of Merger (the Merger Agreement) dated March 26, 2015 among Olin, TDCC, Blue Cube Acquisition Corporation, a wholly-owned subsidiary of Olin (Merger Sub) and Blue Cube Spinco Inc. (Spinco), pursuant to which, subject to the terms and conditions of the Merger Agreement and a Separation Agreement dated March 26, 2015 between TDCC and Spinco (the Separation Agreement), (1) TDCC will transfer its U.S. chlor alkali and vinyl, global chlorinated organics and global epoxy businesses (collectively, the Business) to Spinco, (2) TDCC will distribute Spinco’s stock to TDCC’s shareholders, at TDCC’s option, by way of a spin-off, a split-off or a combination thereof (the Distribution) and (3) Merger Sub will merge with and into Spinco, with Spinco as the surviving corporation (the Merger).
Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement, the shares of Spinco common stock then outstanding will automatically be converted into approximately 80.6 million shares of Olin’s common stock and will represent approximately 50.5% of the outstanding shares of Olin’s common stock. Olin’s existing shareholders will continue to hold the remaining approximately 49.5% of the outstanding shares of Olin’s common stock. In the event that certain joint venture interests owned by an unrelated third party participant in a TDCC chlor alkali joint venture (DMCA JV) are transferred to Spinco in the transaction, approximately 6.9 million shares of additional Olin common stock would be issued in the Merger to TDCC shareholders receiving the Distribution.
Prior to the Distribution, TDCC will receive from Spinco distributions of cash and debt instruments of Spinco with an aggregate value of approximately $2.0 billion (collectively, the Cash and Debt Distribution). TDCC expects to deliver the Spinco debt instruments received in the Cash and Debt Distribution in exchange for outstanding debt obligations to be identified by TDCC prior to the consummation of the Distribution (the Exchange). As the cash portion of the Cash and Debt Distribution, TDCC will receive from Spinco a total of $875 million immediately prior to the Distribution. The amount of the Cash and Debt Distribution is subject to adjustment based on Spinco’s working capital at the time of Distribution. If TDCC determines that the Exchange is not reasonably likely to be consummated at the time of the Distribution, TDCC may elect to receive the Spinco debt instruments in any event, or alternatively, may elect to receive cash for the full amount of the Cash and Debt Distribution; however TDCC has no obligation to waive the consummation of the Exchange as a condition to the closing of the Merger.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions have agreed to provide financing to Spinco to finance the amount of the Cash and Debt Distribution and to provide financing to Olin to refinance certain of our existing debt (the Bridge Financing), in each case on the terms and conditions set forth in the commitment letters. For the three months ended March 31, 2015, we paid deferred debt issuance costs of $14.3 million associated with the Bridge Financing.
During 2015, we expect to incur one-time costs in connection with the Merger and related transactions, including approximately$40 million to $45 million of advisory, legal, accounting and other professional fees, approximately $50 million of costs associated with the change in control mandatory acceleration of expenses under deferred compensation plans as a result of the transaction and approximately $25 million to $30 million financing-related fees. For the three months ended March 31, 2015 acquisition costs included $10.4 million associated with advisory, legal, accounting and other professional fees and interest expense included $0.4 million for financing fees.
The consummation of the Merger is subject to the satisfaction or waiver of various customary closing conditions, including, among others, (1) the consummation of the separation of the Business from the other businesses of TDCC (the Separation) and the Distribution in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory approvals in certain other jurisdictions, (3) the effectiveness of registration statements to be filed with the SEC, (4) the approval by Olin’s shareholders of the issuance of Olin common stock in the Merger (the Share Issuance) and the amendment of Olin’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Olin common stock (the Charter Amendment), (5) the receipt by TDCC of a favorable IRS private letter ruling with respect to certain aspects of the Separation and the Distribution and an opinion from its counsel with respect to certain federal income tax matters related to the Separation, Distribution and Exchange, (6) the receipt by TDCC, on the one hand, and Olin, on the other hand, of an opinion from their respective counsel to the effect that the Merger will be treated as a “reorganization” for U.S. federal income tax purposes, (7) the consummation of the Exchange (unless TDCC elects to receive cash for the full amount of the Cash and Debt Distribution as described above), (8) material compliance by each party with its covenants and (9) subject to certain materiality qualifiers, the absence of breaches of representations and warranties.
In connection with the transactions contemplated by the Merger Agreement and the Separation Agreement, certain additional agreements have been or will by entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement and site, transitional and other services agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. In addition, Olin and TDCC have agreed in connection with the transactions to enter into arrangements for the long-term supply of ethylene by TDCC to Olin at co-producer economics, pursuant to which, among other things, Olin will make an upfront payment of just over $300 million upon the closing of the Merger. Olin will also have the option of obtaining additional future ethylene supply by paying an additional reservation fee at closing.
RESTRUCTURING CHARGES

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that had been shut down since late June 2014. This action reduces the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shutdown, the plant will predominantly focus on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. In the fourth quarter of 2014, we recorded pretax restructuring charges of $10.0 million for the write-off of equipment and facility costs, employee severance and related benefit costs, lease and other contract termination costs and a non-cash pension curtailment charge related to these actions. For the three months ended March 31, 2015, we recorded pretax restructuring charges of $1.2 million for the write-off of equipment and facility costs, lease and other contract termination costs, facility exit costs and a non-cash pension curtailment charge related to these actions. We expect to incur additional restructuring charges through 2016 of approximately $4 million related to the shut down of this portion of the facility.

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the three months ended March 31, 2014, we recorded pretax restructuring charges of $0.6 million for employee severance and related benefit costs and facility exit costs related to these actions.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  Consistent with this decision we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. We currently expect to complete this relocation by the end of 2016.  For the three months ended March 31, 2015 and 2014, we recorded pretax restructuring charges of less than $0.1 million and $0.4 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $2 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2014 and 2010 restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2015:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2014	$10.2	$—	$—	$—	$—	$10.2
2014 restructuring charges	0.2	—	0.1	0.7	—	1.0
Amounts utilized	(0.6)	—	(0.1)	(0.7)	—	(1.4)
Balance at March 31, 2014	$9.8	$—	$—	$—	$—	$9.8
Balance at January 1, 2015	$11.2	$4.5	$—	$—	$—	$15.7
2015 restructuring charges	—	0.7	0.1	0.2	0.2	1.2
Amounts utilized	(2.8)	—	(0.1)	(0.2)	(0.2)	(3.3)
Currency translation adjustments	(0.4)	(0.3)	—	—	—	(0.7)
Balance at March 31, 2015	$8.0	$4.9	$—	$—	$—	$12.9

The following table summarizes the cumulative restructuring charges of these 2014 and 2010 restructuring actions by major component through March 31, 2015:

	Chlor Alkali Products		Winchester	Total
	Becancour	Mercury
	($ in millions)
Write-off of equipment and facility	$3.2	$17.8	$—	$21.0
Employee severance and job related benefits	2.3	5.6	13.1	21.0
Facility exit costs	0.1	15.6	2.0	17.7
Pension and other postretirement benefits curtailment	0.4	—	4.1	4.5
Employee relocation costs	—	0.9	4.8	5.7
Lease and other contract termination costs	5.2	0.7	—	5.9
Total cumulative restructuring charges	$11.2	$40.6	$24.0	$75.8

As of March 31, 2015, we have incurred cash expenditures of $30.0 million and non-cash charges of $32.2 million related to these restructuring actions.  The remaining balance of $12.9 million is expected to be paid out through 2016.

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

Allowance for doubtful accounts receivable consisted of the following:

	March 31,
	2015	2014
	($ in millions)
Balance at beginning of year	$3.0	$3.4
Provisions charged	0.2	0.3
Write-offs, net of recoveries	(0.1)	—
Balance at end of period	$3.1	$3.7

INVENTORIES

Inventories consisted of the following:

	March 31, 2015	December 31, 2014	March 31, 2014
	($ in millions)
Supplies	$40.2	$39.2	$42.5
Raw materials	63.6	63.3	74.0
Work in process	37.2	31.8	34.3
Finished goods	141.1	141.5	116.2
	282.1	275.8	267.0
LIFO reserve	(66.0)	(65.7)	(79.4)
Inventories, net	$216.1	$210.1	$187.6

Inventories are valued at the lower of cost or market. The Chlor Alkali Products and Winchester segments inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. The Chemical Distribution segment inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts and maintenance parts.  Elements of costs in inventories included raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2015 reflect certain estimates relating to inventory quantities and costs at December 31, 2015.  The replacement cost of our inventories would have been approximately $66.0 million, $65.7 million and $79.4 million higher than reported at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

OTHER ASSETS

Included in other assets were the following:

	March 31, 2015	December 31, 2014	March 31, 2014
	($ in millions)
Investments in non-consolidated affiliates	$23.7	$23.3	$22.0
Intangible assets (less accumulated amortization of $46.3, $42.6 and $31.7)	119.8	123.5	134.4
Deferred debt issuance costs	23.3	10.3	13.5
Bleach joint venture receivable	5.8	7.8	13.6
Income tax receivable	6.6	6.6	—
Interest rate swaps	2.9	3.5	5.3
Other	16.1	16.4	16.4
Other assets	$198.2	$191.4	$205.2

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2015	2014
Computation of Income per Share	($ and shares in millions, except per share data)
Net income	$13.1	$29.5
Basic shares	77.4	79.2
Basic net income per share	$0.17	$0.37
Diluted shares:
Basic shares	77.4	79.2
Stock-based compensation	1.1	1.3
Diluted shares	78.5	80.5
Diluted net income per share	$0.17	$0.37

The computation of dilutive shares from stock-based compensation does not include 1.4 million shares and 0.6 million shares for the three months ended March 31, 2015 and 2014, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2014 and are expected to be material to operating results in 2015.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $136.0 million, $138.3 million and $144.9 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, of which $117.0 million, $119.3 million and $126.9 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in cost of goods sold, were $0.7 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively.

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of March 31, 2015, December 31, 2014 and March 31, 2014, our condensed balance sheets included liabilities for these legal actions of $22.4 million, $22.1 million and $19.3 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. This authorization replaced the July 2011 share repurchase program.  For the three months ended March 31, 2015, no shares were purchased and retired. For the three months ended March 31, 2014, 0.6 million shares were purchased and retired at a cost of $14.7 million.  As of March 31, 2015, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to our pending acquisition of certain chlor alkali and downstream derivatives businesses from TDCC, we are restricted from repurchasing shares of our common stock prior to the consummation of the Merger.  After the closing of the Merger for a period of two years, we will continue to be subject to certain restrictions on our ability to conduct share repurchases, subject to certain exceptions.

We issued 0.1 million shares and 0.2 million shares representing stock options exercised for the three months ended March 31, 2015 and 2014, respectively, with a total value of $2.8 million and $5.3 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2014	$(0.5)	$0.9	$(365.5)	$(365.1)
Unrealized gains (losses)	0.7	(5.7)	—	(5.0)
Reclassification adjustments into income	—	0.6	6.5	7.1
Tax benefit (provision)	—	2.0	(2.5)	(0.5)
Net change	0.7	(3.1)	4.0	1.6
Balance at March 31, 2014	$0.2	$(2.2)	$(361.5)	$(363.5)
Balance at January 1, 2015	$(2.3)	$(4.2)	$(436.6)	$(443.1)
Unrealized losses	(1.4)	(2.4)	—	(3.8)
Reclassification adjustments into income	—	1.9	8.6	10.5
Tax benefit (provision)	—	0.2	(3.5)	(3.3)
Net change	(1.4)	(0.3)	5.1	3.4
Balance at March 31, 2015	$(3.7)	$(4.5)	$(431.5)	$(439.7)

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

SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, other operating (expense) income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $23.2 million and $20.7 million for the three months ended March 31, 2015 and 2014, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Three Months Ended March 31,
	2015	2014
Sales:	($ in millions)
Chlor Alkali Products	$292.7	$328.3
Chemical Distribution	69.8	69.2
Winchester	178.7	200.6
Intersegment sales elimination	(23.2)	(20.7)
Total sales	$518.0	$577.4
Income (loss) before taxes:
Chlor Alkali Products	$23.1	$34.3
Chemical Distribution	1.0	(0.8)
Winchester	29.8	38.3
Corporate/other:
Pension income	7.1	7.9
Environmental expense	(0.7)	(3.5)
Other corporate and unallocated costs	(22.1)	(17.3)
Restructuring charges	(1.2)	(1.0)
Acquisition costs	(10.4)	(0.2)
Other operating expense	(0.2)	(0.1)
Interest expense	(7.1)	(9.7)
Interest income	0.3	0.3
Income before taxes	$19.6	$48.2

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Stock-based compensation	$2.5	$2.9
Mark-to-market adjustments	5.2	(0.9)
Total expense	$7.7	$2.0

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2015	2014
Dividend yield	2.92%	3.13%
Risk-free interest rate	1.69%	2.13%
Expected volatility	34%	42%
Expected life (years)	6.0	7.0
Weighted average grant fair value (per option)	$6.80	$8.34
Weighted average exercise price	$27.40	$25.69
Shares granted	776,750	624,200

Dividend yield for 2015 and 2014 was based on a historical average.  Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options.  Expected volatility was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility.  Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $4.3 million and $4.1 million for the three months ended March 31, 2015 and 2014, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.6	$1.4	$0.3	$0.3
Interest cost	20.6	21.6	0.6	0.7
Expected return on plans’ assets	(35.6)	(34.9)	—	—
Recognized actuarial loss	7.5	5.5	0.9	1.0
Curtailment	0.1	—	0.1	—
Net periodic benefit (income) cost	$(5.8)	$(6.4)	$1.9	$2.0

For the three months ended March 31, 2015, we recorded a curtailment charge of $0.2 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that had been shut down since late June 2014. This charge was included in restructuring charges for the three months ended March 31, 2015.

We made cash contributions to our Canadian qualified defined benefit pension plan of $0.2 million for both the three months ended March 31, 2015 and 2014.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35.0% to income before taxes.

	Three Months Ended March 31,
Effective Tax Rate Reconciliation (Percent)	2015	2014
Statutory federal tax rate	35.0%	35.0%
Foreign rate differential	(0.1)	(0.1)
Domestic manufacturing/export tax incentive	(3.0)	(2.1)
Dividends paid to CEOP	(0.6)	(0.3)
Change in valuation allowance	1.0	4.2
State income taxes, net	0.6	2.4
Remeasurement of deferred taxes	—	(0.3)
Other, net	0.3	—
Effective tax rate	33.2%	38.8%

The effective tax rate for the three months ended March 31, 2014 included $1.6 million of expense primarily associated with increases in valuation allowances on certain state tax credit carryforwards associated with a change in state tax law.

At March 31, 2015 and December 31, 2014, the condensed balance sheet includes $6.6 million of income tax receivables that are classified as other noncurrent assets.

As of March 31, 2015, we had $36.1 million of gross unrecognized tax benefits, which would have a net $35.0 million impact on the effective tax rate, if recognized.  As of March 31, 2014, we had $34.3 million of gross unrecognized tax benefits, of which $30.4 million would have impacted the effective tax rate, if recognized.  The amount of unrecognized tax benefits was as follows:

	March 31,
	2015	2014
	($ in millions)
Balance at beginning of year	$36.1	$34.5
Settlement with taxing authorities	—	(0.2)
Balance at end of period	$36.1	$34.3

As of March 31, 2015, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $7.3 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2008; 2010 – 2014
U.S. state income tax	2006 – 2014
Canadian federal income tax	2010 – 2014
Canadian provincial income tax	2008 – 2014

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

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2015, $3.1 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	March 31, 2015	December 31, 2014	March 31, 2014
	($ in millions)
Copper	$58.3	$62.7	$51.9
Zinc	5.6	6.8	5.4
Lead	18.5	14.1	21.3
Natural gas	4.3	5.7	6.8

As of March 31, 2015, the counterparty to $52.6 million of these commodity forward contracts is Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution, and the counterparty to $34.1 million of these commodity forward contracts is Citibank, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company’s manufacturing process.  At March 31, 2015, we had open positions in futures contracts through 2018.  If all open futures contracts had been settled on March 31, 2015, we would have recognized a pretax loss of $7.6 million.

If commodity prices were to remain at March 31, 2015 levels, approximately $3.5 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of March 31, 2015, December 31, 2014 and March 31, 2014.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2015, $0.7 million of this gain was included in long-term debt. Pursuant to a note purchase agreement dated December 22, 1997, the SunBelt Chlor Alkali Partnership (SunBelt) sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.

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

Financial statement impacts

We present our derivative assets and liabilities in our condensed balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts.  We use these agreements to manage and substantially reduce our potential counterparty credit risk.

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2014
		($ in millions)				($ in millions)
Interest rate contracts	Other assets	$—	$—	$—	Long-term debt	$3.8	$4.5	$6.6
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	8.1	7.2	4.8
Commodity contracts – gains	Other current assets	—	—	—	Accrued liabilities	(0.5)	(0.1)	(1.0)
		$—	$—	$—		$11.4	$11.6	$10.4
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other assets	$3.9	$4.3	$6.8	Other liabilities	$—	$—	$—
Interest rate contracts – losses	Other assets	(1.0)	(0.8)	(1.5)	Other liabilities	—	—	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	1.2	1.5	—
Commodity contracts – gains	Other current assets	—	—	—	Accrued liabilities	—	—	(0.4)
		$2.9	$3.5	$5.3		$1.2	$1.5	$(0.4)
Total derivatives(1)		$2.9	$3.5	$5.3		$12.6	$13.1	$10.0

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2015	2014
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(2.4)	$(5.7)

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(1.9)	$(0.6)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.7	$0.7
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$(1.7)	$0.6

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the three months ended March 31, 2015 and 2014.

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of March 31, 2015, December 31, 2014 and March 31, 2014, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at March 31, 2015	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$2.9	$—	$2.9
Liabilities
Interest rate swaps	$—	$3.8	$—	$3.8
Commodity forward contracts	—	8.8	—	8.8
Balance at December 31, 2014
Assets
Interest rate swaps	$—	$3.5	$—	$3.5
Liabilities
Interest rate swaps	$—	$4.5	$—	$4.5
Commodity forward contracts	—	8.6	—	8.6
Balance at March 31, 2014
Assets
Interest rate swaps	$—	$5.3	$—	$5.3
Liabilities
Interest rate swaps	$—	$6.6	$—	$6.6
Commodity forward contracts	—	3.4	—	3.4

For the three months ended March 31, 2015, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	March 31,
	2015	2014
	($ in millions)
Balance at beginning of year	$—	$26.7
Settlements	—	(26.7)
Balance at end of period	$—	$—

Interest Rate Swaps

The fair value of the interest rate swaps was included in other assets and long-term debt as of March 31, 2015, December 31, 2014 and March 31, 2014.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in accrued liabilities as of March 31, 2015, December 31, 2014 and March 31, 2014, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at March 31, 2015	$—	$538.7	$153.0	$691.7	$673.3
Balance at December 31, 2014	—	531.9	153.0	684.9	675.1
Balance at March 31, 2014	—	558.5	153.0	711.5	690.1

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

During the three months ended March 31, 2014, we paid $26.7 million for the earn out related to the 2013 SunBelt performance.  The earn out payment for the three months ended March 31, 2014 included $14.8 million that was recognized as part of the original purchase price.  The $14.8 million is included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of March 31, 2015, December 31, 2014 and March 31, 2014.

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

Executive Summary

Proposed Merger

On March 27, 2015, Olin and TDCC announced that Olin had agreed to acquire certain chlor alkali and downstream derivatives businesses from TDCC using a Reverse Morris Trust structure. Olin and TDCC and certain affiliates have entered into an Agreement and Plan of Merger (the Merger Agreement) dated March 26, 2015 among Olin, TDCC, Blue Cube Acquisition Corporation, a wholly-owned subsidiary of Olin (Merger Sub) and Blue Cube Spinco Inc. (Spinco), pursuant to which, subject to the terms and conditions of the Merger Agreement and a Separation Agreement dated March 26, 2015 between TDCC and Spinco (the Separation Agreement), (1) TDCC will transfer its U.S. chlor alkali and vinyl, global chlorinated organics and global epoxy businesses (collectively, the Business) to Spinco, (2) TDCC will distribute Spinco’s stock to TDCC’s shareholders, at TDCC’s option, by way of a spin-off, a split-off or a combination thereof (the Distribution) and (3) Merger Sub will merge with and into Spinco, with Spinco as the surviving corporation (the Merger).
Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement, the shares of Spinco common stock then outstanding will automatically be converted into approximately 80.6 million shares of Olin’s common stock and will represent approximately 50.5% of the outstanding shares of Olin’s common stock. Olin’s existing shareholders will continue to hold the remaining approximately 49.5% of the outstanding shares of Olin’s common stock. In the event that certain joint venture interests owned by an unrelated third party participant in a TDCC chlor alkali joint venture (DMCA JV) are transferred to Spinco in the transaction, approximately 6.9 million shares of additional Olin common stock would be issued in the Merger to TDCC shareholders receiving the Distribution.
Prior to the Distribution, TDCC will receive from Spinco distributions of cash and debt instruments of Spinco with an aggregate value of approximately $2.0 billion (collectively, the Cash and Debt Distribution). TDCC expects to deliver the Spinco debt instruments received in the Cash and Debt Distribution in exchange for outstanding debt obligations to be identified by TDCC prior to the consummation of the Distribution (the Exchange). As the cash portion of the Cash and Debt Distribution, TDCC will receive from Spinco a total of $875 million immediately prior to the Distribution. The amount of the Cash and Debt Distribution is subject to adjustment based on Spinco’s working capital at the time of Distribution. If TDCC determines that the Exchange is not reasonably likely to be consummated at the time of the Distribution, TDCC may elect to receive the Spinco debt instruments in any event, or alternatively, may elect to receive cash for the full amount of the Cash and Debt Distribution; however TDCC has no obligation to waive the consummation of the Exchange as a condition to the closing of the Merger.
On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions have agreed to provide financing to Spinco to finance the amount of the Cash and Debt Distribution and to provide financing to Olin to refinance certain of our existing debt (the Bridge Financing), in each case on the terms and conditions set forth in the commitment letters. For the three months ended March 31, 2015, we paid deferred debt issuance costs of $14.3 million associated with the Bridge Financing.

During 2015, we expect to incur one-time costs in connection with the Merger and related transactions, including approximately $40 million to $45 million of advisory, legal, accounting and other professional fees, approximately $50 million of costs associated with the change in control mandatory acceleration of expenses under deferred compensation plans as a result of the transaction and approximately $25 million to $30 million financing-related fees. For the three months ended March 31, 2015 acquisition costs included $10.4 million associated with advisory, legal, accounting and other professional fees and interest expense included $0.4 million for financing fees.
The consummation of the Merger is subject to the satisfaction or waiver of various customary closing conditions, including, among others, (1) the consummation of the separation of the Business from the other businesses of TDCC (the Separation) and the Distribution in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory approvals in certain other jurisdictions, (3) the effectiveness of registration statements to be filed with the SEC, (4) the approval by Olin’s shareholders of the issuance of Olin common stock in the Merger (the Share Issuance) and the amendment of Olin’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Olin common stock (the Charter Amendment), (5) the receipt by TDCC of a favorable IRS private letter ruling with respect to certain aspects of the Separation and the Distribution and an opinion from its counsel with respect to certain federal income tax matters related to the Separation, Distribution and Exchange, (6) the receipt by TDCC, on the one hand, and Olin, on the other hand, of an opinion from their respective counsel to the effect that the Merger will be treated as a “reorganization” for U.S. federal income tax purposes, (7) the consummation of the Exchange (unless TDCC elects to receive cash for the full amount of the Cash and Debt Distribution as described above), (8) material compliance by each party with its covenants and (9) subject to certain materiality qualifiers, the absence of breaches of representations and warranties.
In connection with the transactions contemplated by the Merger Agreement and the Separation Agreement, certain additional agreements have been or will by entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement and site, transitional and other services agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. In addition, Olin and TDCC have agreed in connection with the transactions to enter into arrangements for the long-term supply of ethylene by TDCC to Olin at co-producer economics, pursuant to which, among other things, Olin will make an upfront payment of just over $300 million upon the closing of the Merger. Olin will also have the option of obtaining additional future ethylene supply by paying an additional reservation fee at closing.
Other Highlights
Chlor Alkali Products’ segment income was $23.1 million for the three months ended March 31, 2015, compared to segment income of $34.3 million for the three months ended March 31, 2014. Chlor Alkali Products’ segment income was lower than the comparable period in the prior year primarily as a result of decreased chlorine and caustic soda volumes, partially offset by lower operating costs in 2015. Operating costs for the three months ended March 31, 2014 included unusual winter weather-related costs of $5.5 million. Our operating rate for the three months ended March 31, 2015 was 81%, which reflected the capacity reductions that occurred in the fourth quarter of 2014, compared to the operating rate of 79% for the three months ended March 31, 2014.

First quarter of 2015 ECU netbacks of approximately $505 were 3% lower than the first quarter of 2014 ECU netbacks of approximately $520 and 3% higher than the fourth quarter of 2014 ECU netbacks of approximately $490. The decrease from the first quarter of 2014 was due to both lower chlorine and caustic soda prices. The increase from the fourth quarter of 2014 was due to both higher chlorine and caustic soda prices. ECU netbacks in the second quarter of 2015 are forecast to be higher than the first quarter of 2015 as a result of higher chlorine prices. In the first quarter of 2015, we announced a chlorine price increase of $75 per ton and a caustic soda price increase of $75 per ton. In May 2015, we announced an additional chlorine price increase of $40 per ton. Chlorine price indices increased $20 per ton in March 31, 2015, which is the first increase in the chlorine price index since the second quarter of 2011. While the success of these price increases is not yet known, the majority of the benefit, if realized, would impact second quarter of 2015 results.

Chemical Distribution segment income was $1.0 million for the three months ended March 31, 2015 compared to a loss of $0.8 million for the three months ended March 31, 2014. Chemical Distribution segment income was higher than the comparable period in the prior year primarily due to increased shipments of potassium hydroxide and hydrochloric acid. Chemical Distribution segment income included depreciation and amortization expense of $3.9 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively.

Winchester segment income was $29.8 million for the three months ended March 31, 2015 compared to $38.3 million for the three months ended March 31, 2014. Winchester first quarter 2015 segment income declined compared to the first quarter last year which reflects a lower level of demand for pistol, shotshell and rifle ammunition. The decrease was partially offset by lower commodity and other material costs and decreased operating costs, which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS.

Consolidated Results of Operations

	Three Months Ended March 31,
	2015	2014
	($ in millions, except per share data)
Sales	$518.0	$577.4
Cost of goods sold	433.2	475.4
Gross margin	84.8	102.0
Selling and administration	47.0	43.5
Restructuring charges	1.2	1.0
Acquisition Costs	10.4	0.2
Other operating expense	0.2	0.1
Operating income	26.0	57.2
Earnings of non-consolidated affiliates	0.4	0.4
Interest expense	7.1	9.7
Interest income	0.3	0.3
Income before taxes	19.6	48.2
Income tax provision	6.5	18.7
Net income	$13.1	$29.5
Net income per common share:
Basic	$0.17	$0.37
Diluted	$0.17	$0.37

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Sales for the three months ended March 31, 2015 were $518.0 million compared to $577.4 million in the same period last year, a decrease of $59.4 million, or 10%.  Chlor Alkali Products sales decreased by $35.6 million primarily due to lower chlorine and caustic soda volumes. Winchester sales decreased by $21.9 million primarily due to decreased shipments of pistol, shotshell and rifle ammunition to domestic commercial customers. These decreases were partially offset by increased Chemical Distribution sales of $0.6 million primarily due to increased shipments of potassium hydroxide and hydrochloric acid.

Gross margin decreased $17.2 million, or 17%, compared to the three months ended March 31, 2014. Chlor Alkali Products gross margin decreased by $12.4 million, primarily due to decreased chlorine and caustic soda volumes, partially offset by lower operating costs primarily associated with unusual winter weather-related costs experienced during the three months ended March, 31, 2014. Winchester gross margin was lower by $8.9 million primarily due to decreased shipments of pistol, shotshell and rifle ammunition to domestic commercial customers, which was partially offset by decreased commodity and other material costs and decreased operating costs, which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS. These decreases were partially offset by increased Chemical Distribution gross margin of $1.5 million primarily due to increased shipments of potassium hydroxide and hydrochloric acid. Gross margin as a percentage of sales decreased to 16% in 2015 from 18% in 2014.

Selling and administration expenses for the three months ended March 31, 2015 increased $3.5 million, or 8%, from the three months ended March 31, 2014 primarily due to increased stock-based compensation expense of $7.6 million, which includes mark-to-market adjustments. This increase was partially offset by decreased legal and legal-related settlement expenses of $1.4 million, a favorable foreign currency impact of $1.3 million and decreased consulting fees of $1.0 million. Selling and administration expenses as a percentage of sales were 9% in 2015 and 8% in 2014.

Restructuring charges for the three months ended March 31, 2015 were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges for the three months ended March 31, 2014 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition costs of $10.4 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively, were associated with Olin’s pending acquisition of a significant portion of TDCC’s chlor alkali and downstream derivatives businesses.

Interest expense decreased by $2.6 million for the three months ended March 31, 2015, primarily due to lower interest rates. This decrease was partially offset by $0.4 million for the amortization of deferred debt issuance costs for the Bridge Financing associated with Olin’s pending acquisition of a significant portion of TDCC's chlor alkali and downstream derivatives businesses.

The effective tax rate for the three months ended March 31, 2015 of 33.2% was lower than the the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, partially offset by the effect of state income taxes net of the utilization of certain state tax credits. The effective tax rate for the three months ended March 31, 2014 included $1.6 million of expense primarily associated with increases in valuation allowances on certain state tax credit carryforwards associated with a change in a state tax law. After giving consideration to this item of $1.6 million, the effective tax rate for the three months ended March 31, 2014 of 35.5% was higher than the 35% U.S. federal statutory rate, primarily due to state income taxes net of the utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other operating (expense) income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $23.2 million and $20.7 million for the three months ended March 31, 2015 and 2014, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Three Months Ended March 31,
	2015	2014
Sales:	($ in millions)
Chlor Alkali Products	$292.7	$328.3
Chemical Distribution	69.8	69.2
Winchester	178.7	200.6
Intersegment sales elimination	(23.2)	(20.7)
Total sales	$518.0	$577.4
Income (loss) before taxes:
Chlor Alkali Products(1)	$23.1	$34.3
Chemical Distribution	1.0	(0.8)
Winchester	29.8	38.3
Corporate/other:
Pension income(2)	7.1	7.9
Environmental expense	(0.7)	(3.5)
Other corporate and unallocated costs	(22.1)	(17.3)
Restructuring charges(3)	(1.2)	(1.0)
Acquisition costs(4)	(10.4)	(0.2)
Other operating expense	(0.2)	(0.1)
Interest expense(5)	(7.1)	(9.7)
Interest income	0.3	0.3
Income before taxes	$19.6	$48.2

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $0.4 million for both the three months ended March 31, 2015 and 2014.

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

(3)
Restructuring charges for the three months ended March 31, 2015 were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges for the three months ended March 31, 2014 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(4)
Acquisition costs for the three months ended March 31, 2015 and 2014 were associated with Olin’s pending acquisition of a significant portion of TDCC's chlor alkali and downstream derivatives businesses.

(5)
Interest expense for the three months ended March 31, 2015 included amortization of deferred debt issuance costs of $0.4 million for the Bridge Financing associated with Olin’s pending acquisition of a significant portion of TDCC's chlor alkali and downstream derivatives businesses.

Chlor Alkali Products

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Chlor Alkali Products’ sales for the three months ended March 31, 2015 were $292.7 million compared to $328.3 million for the three months ended March 31, 2014, a decrease of $35.6 million, or 11%.  The sales decrease was primarily due to lower volumes of chlorine and caustic soda ($28.9 million) and potassium hydroxide ($4.6 million). Our ECU netbacks were approximately $505 for the three months ended March 31, 2015 compared to approximately $520 for the three months ended March 31, 2014.  Our operating rate for the three months ended March 31, 2015 was 81%, which reflected the capacity reductions that occurred in the fourth quarter of 2014, compared to the operating rate of 79% for the three months ended March 31, 2014.

Chlor Alkali Products segment income was $23.1 million for the three months ended March 31, 2015, compared to $34.3 million for the same period in 2014, a decrease of $11.2 million, or 33%.  Chlor Alkali Products segment income was lower primarily due to decreased volumes ($16.1 million), primarily chlorine and caustic soda, and lower product prices ($0.8 million). Product prices for caustic soda, chlorine and bleach were lower, partially offset by increased hydrochloric acid prices. These decreases were partially offset by lower operating costs in 2015 ($5.7 million). Operating costs for the three months ended March 31, 2014 included unusual winter weather-related costs of $5.5 million.

Chemical Distribution

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Chemical Distribution sales for the three months ended March 31, 2015 were $69.8 million compared to $69.2 million for the three months ended March 31, 2014, an increase of $0.6 million, or 1%.  The sales increase was primarily due to increased shipments of potassium hydroxide and hydrochloric acid ($3.8 million). This increase was partially offset by lower caustic soda prices ($2.4 million) and decreased caustic soda volumes ($0.8 million).

Chemical Distribution segment income was $1.0 million for the three months ended March 31, 2015 compared to a loss of $0.8 million for the three months ended March 31, 2014, an increase of $1.8 million. Chemical Distribution segment income was higher than the comparable period in the prior year primarily as a result of increased shipments of potassium hydroxide and hydrochloric acid ($1.6 million). Chemical Distribution segment income included depreciation and amortization expense of $3.9 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively.

Winchester

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Winchester sales were $178.7 million for the three months ended March 31, 2015 compared to $200.6 million for the three months ended March 31, 2014, a decrease of $21.9 million, or 11%.  The sales decrease was primarily due to lower shipments of ammunition to domestic commercial customers ($23.1 million), primarily due to a lower level of demand for pistol, shotshell and rifle ammunition, lower shipments to law enforcement agencies ($1.5 million) and lower shipments to industrial customers ($0.8 million), who primarily supply the construction sector. These decreases were partially offset by increased shipments to military customers ($2.8 million) and international customers ($0.7 million).

Winchester reported segment income of $29.8 million for the three months ended March 31, 2015 compared to $38.3 million for the three months ended March 31, 2014, a decrease of $8.5 million, or 22%.  The decrease was due to lower volumes ($11.6 million), primarily due to a lower level of demand for pistol, shotshell and rifle ammunition. The decrease was partially offset by lower commodity and other material costs ($2.3 million) and decreased operating costs ($0.8 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($3.8 million).

Corporate/Other

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

For the three months ended March 31, 2015, pension income included in corporate/other was $7.1 million compared to $7.9 million for the three months ended March 31, 2014.  On a total company basis, defined benefit pension income for the three months ended March 31, 2015 was $5.8 million compared to $6.4 million for the three months ended March 31, 2014. The decrease in pension income was primarily due to the impact of the newly mandated mortality tables issued in the fourth quarter of 2014.

For the three months ended March 31, 2015, charges to income for environmental investigatory and remedial activities were $0.7 million compared to $3.5 million for the three months ended March 31, 2014. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2015, other corporate and unallocated costs were $22.1 million compared to $17.3 million for the three months ended March 31, 2014, an increase of $4.8 million, or 28%.  The increase was primarily due to increased stock-based compensation expense of $7.7 million, which includes mark-to-market adjustments. This increase was partially offset by decreased legal and legal-related settlement expenses of $1.8 million, decreased consulting fees of $0.6 million and a favorable foreign currency impact of $0.5 million.

Outlook

Net income in the second quarter of 2015 is projected to be in the $0.10 to $0.15 per diluted share range, which includes pretax acquisition-related costs of approximately $8 million and acquisition financing expenses of approximately $10 million. Net income in the second quarter of 2014 was $0.47 per diluted share.
In Chlor Alkali Products, the second quarter of 2015 segment income is expected to be similar to the first quarter of 2015 segment income of $23.1 million, as higher ECU netbacks and seasonal improvement in bleach volumes are anticipated to be offset by decreased contributions from hydrochloric acid of approximately $5 million and higher costs associated with planned plant maintenance outages.   The Chlor Alkali Products operating rate in the second quarter of 2015 is expected to be in the 85% to 90% range.
First quarter of 2015 ECU netbacks of approximately $505 were 3% lower than the first quarter of 2014 ECU netbacks of approximately $520 and 3% higher than the fourth quarter of 2014 ECU netbacks of approximately $490. The decrease from the first quarter of 2014 was due to both lower chlorine and caustic soda prices. The increase from the fourth quarter of 2014 was due to both higher chlorine and caustic soda prices. ECU netbacks in the second quarter of 2015 are forecast to be higher than the first quarter of 2015 as a result of higher chlorine prices. In the first quarter of 2015, we announced a chlorine price increase of $75 per ton and a caustic soda price increase of $75 per ton. In May 2015, we announced an additional chlorine price increase of $40 per ton. Chlorine price indices increased $20 per ton in March 31, 2015, which is the first increase in the chlorine price index since the second quarter of 2011. While the success of these price increases is not yet known, the majority of the benefit, if realized, would impact second quarter of 2015 results.
Chemical Distribution second quarter 2015 segment income is expected to improve compared to segment income in the first quarter of 2015 of $1.0 million and second quarter of 2014. We expect sales volumes in the second quarter of 2015 to increase compared to the first quarter of 2015 due to the seasonal increase in bleach and we expect to see continued earnings contributions from Olin-produced hydrochloric acid and potassium hydroxide.
Winchester second quarter 2015 segment income is expected to be similar to the $33.1 million of segment income achieved during the second quarter of 2014 as lower operating costs associated with our new centerfire operation in Oxford, MS are anticipated to be offset by a less favorable product mix of pistol, shotshell and rifle ammunition. Although the consumer demand for pistol, shotshell and rifle ammunition has declined compared to the historically high demand levels, it remains strong. The Winchester commercial backlog on March 31, 2015 was $281.5 million compared to $137.0 million at March 31, 2012. Winchester full year 2015 segment income is expected to be higher than the full year 2014 segment income of $127.3 million, primarily due to lower operating costs associated with our new centerfire operation in Oxford, MS. Commercial ammunition shipments for the second half of 2015 are expected to experience a year-over-year improvement compared to 2014.

In October 2011, Winchester opened the new centerfire production facility in Oxford, MS. During the first quarter of 2015, all pistol and rifle ammunition was produced in Oxford. This relocation, which is projected to be completed in 2016, is forecast to reduce Winchester's annual operating costs by approximately $40 million. We expect the centerfire relocation project to generate operating costs savings of approximately $35 million in 2015 compared to $24.1 million realized in 2014.
First quarter 2015 included $10.4 million of acquisition costs associated with Olin’s pending acquisition of a significant portion of the TDCC’s chlor alkali and downstream derivatives businesses. We anticipate second quarter 2015 to include approximately $8 million of acquisition-related costs and approximately $10 million of acquisition financing expenses. During 2015, we expect to incur one-time costs in connection with the Merger and related transactions, including approximately $40 million to $45 million of advisory, legal, accounting and other professional fees, approximately $50 million of costs associated with the change in control mandatory acceleration of expenses under the non-qualified pension plan expected to result from the consummation of the transaction and $25 million to $30 million related to financing fees.
Second quarter 2015 Other Corporate and Unallocated costs are expected to be similar to the first quarter of 2015 Other Corporate and Unallocated costs of $22.1 million.
During the second quarter of 2015, we are anticipating environmental expenses in the $2 million to $4 million range compared to $3.5 million in the second quarter of 2014.  We anticipate that full year 2015 charges for environmental investigatory and remedial activities will be in the $15 million to $20 million range. We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2015.
We expect defined benefit pension plan income in 2015 to be lower than the 2014 level by approximately $2 million due to the impact of the newly mandated mortality tables issued in the fourth quarter of 2014.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2015, and under the pension funding relief laws passed in 2012 and 2014, we may not be required to make any additional contributions for at least five years. We do have a small Canadian qualified defined benefit pension plan to which we anticipate cash contributions of approximately $1 million in 2015.
During the second quarter of 2015, we are anticipating pretax restructuring charges of approximately $1 million, primarily associated with the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and permanently closing a portion of the Becancour, Canada chlor alkali facility.
In 2015, we expect our capital spending to be in the $120 million to $130 million range and that depreciation and amortization expense will be in the $140 million to $145 million range.
We believe the 2015 effective tax rate will be in the 34% to 37% range.
Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $0.7 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively.

Our liabilities for future environmental expenditures were as follows:

	March 31,
	2015	2014
	($ in millions)
Balance at beginning of year	$138.3	$144.6
Charges to income	0.7	3.5
Remedial and investigatory spending	(2.1)	(2.8)
Currency translation adjustments	(0.9)	(0.4)
Balance at end of period	$136.0	$144.9

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2015 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $20 million.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $1.9 million at March 31, 2015.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2014 and are expected to be material to operating results in 2015.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $136.0 million at March 31, 2015, $138.3 million at December 31, 2014 and $144.9 million at March 31, 2014, of which $117.0 million, $119.3 million and $126.9 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of March 31, 2015, December 31, 2014 and March 31, 2014, our condensed balance sheets included liabilities for these legal actions of $22.4 million, $22.1 million and $19.3 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
	2015	2014
Provided By (Used For)	($ in millions)
Net operating activities	$(9.6)	$(6.9)
Capital expenditures	(23.3)	(18.6)
Net investing activities	(21.9)	(16.6)
Earn out payment – SunBelt	—	(14.8)
Common stock repurchased and retired	—	(14.7)
Deferred debt issuance costs	(14.3)	—
Net financing activities	(28.5)	(41.4)

Operating Activities

For the three months ended March 31, 2015, cash used for operating activities increased by $2.7 million from the three months ended March 31, 2014, primarily due to lower earnings, which was partially offset by a smaller increase in working capital.  For the three months ended March 31, 2015, working capital increased $52.7 million compared to an increase of $67.9 million in 2014.  Receivables increased from December 31, 2014 by $40.7 million as a result of higher sales in the first quarter of 2015 compared with fourth quarter of 2014. The 2015 cash from operations was also impacted by a $12.2 million decrease in cash tax payments.

Investing Activities

Capital spending of $23.3 million for the three months ended March 31, 2015 was $4.7 million higher than the corresponding period in 2014.  For the total year 2015, we expect our capital spending to be in the $120 million to $130 million range. We expect depreciation and amortization expense to be in the $140 million to $145 million range for 2015.

For the three months ended March 31, 2015, we received $2.2 million from the October 2013 sale of a bleach joint venture.

Financing Activities

In March 2015, we repaid $0.9 million under the required quarterly installments of the $150.0 million term loan facility.

For the three months ended March 31, 2014, we paid $26.7 million for the earn out related to the 2013 SunBelt performance.  The earn out payment for the three months ended March 31, 2014 included $14.8 million that was recognized as part of the original purchase price.  The $14.8 million is included as a financing activity in the statement of cash flows.

For the three months ended March 31, 2014, we purchased and retired 0.6 million shares with a total value of $14.7 million.

We issued 0.1 million shares and 0.2 million shares representing stock options exercised for the three months ended March 31, 2015 and 2014, respectively, with a total value of $2.8 million and $5.3 million, respectively.

For the three months ended March 31, 2015, we paid deferred debt issuance costs of $14.3 million for the Bridge Financing associated with Olin’s pending acquisition of a significant portion of TDCC's chlor alkali and downstream derivatives businesses.

The percent of total debt to total capitalization decreased to 39.8% at March 31, 2015 from 40.0% at December 31, 2014.  The decrease was due to the required quarterly installments of the $150.0 million term loan facility.

In the first quarters of 2015 and 2014, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the three months ended March 31, 2015 and 2014 were $15.5 million and $15.9 million, respectively.  On April 23, 2015, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 10, 2015 to shareholders of record on May 11, 2015.

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

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as vinyls, urethanes, bleach, ammunition and pulp and paper.  The seasonality of the ammunition business, which is typically driven by the fall hunting season, and the seasonality of the bleach business, which are stronger in periods of warmer weather, typically cause working capital to fluctuate between $50 million to $100 million over the course of the year.  Cash flow from operations is affected by changes in ECU selling prices caused by changes in the supply/demand balance of chlorine and caustic soda, resulting in the chlor alkali business having significant leverage on our earnings and cash flow.  For example, assuming all other costs remain constant and internal consumption remains approximately the same, a $10 per ECU selling price change equates to an approximate $14 million annual change in our revenues and pretax profit when we are operating at full capacity.

For the three months ended March 31, 2015, cash used for operating activities increased by $2.7 million from the three months ended March 31, 2014, primarily due to lower earnings, which was partially offset by a smaller increase in working capital.  For the three months ended March 31, 2015, working capital increased $52.7 million compared to an increase of $67.9 million in 2014.  Receivables increased from December 31, 2014 by $40.7 million as a result of higher sales in the first quarter of 2015 compared with fourth quarter of 2014. The 2015 cash from operations was also impacted by a $12.2 million decrease in cash tax payments.

Capital spending of $23.3 million for the three months ended March 31, 2015 was $4.7 million higher than the corresponding period in 2014. For the total year 2015, we expect our capital spending to be in the $120 million to $130 million range. We expect depreciation and amortization expense to be in the $140 million to $145 million range for 2015.

The overall use of cash of $60.0 million for the three months ended March 31, 2015 primarily reflects the normal seasonal growth in working capital. Based on the seasonality of our working capital, our March 31, 2015 cash balance of $196.8 million and the availability of $257.7 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs. Additionally, we believe that we have access to the debt and equity markets.

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. This authorization replaced the July 2011 program. For the three months ended March 31, 2015, no shares were purchased and retired. For the three months ended March 31, 2014, 0.6 million shares were purchased and retired at a cost of $14.7 million. As of March 31, 2015, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to our pending acquisition of certain chlor alkali and downstream derivatives businesses from TDCC, we are restricted from repurchasing shares of our common stock prior to the consummation of the Merger.  After the closing of the Merger for a period of two years, we will continue to be subject to certain restrictions on our ability to conduct share repurchases, subject to certain exceptions.

On June 24, 2014, we entered into a five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our $150.0 million 8.875% senior notes, which would have matured on August 15, 2019. The senior credit facility will expire in June 2019. The $265.0 million senior revolving credit facility includes a $60.0 million letter of credit subfacility and the option to expand the facility by an additional $100.0 million. At March 31, 2015, we had $257.7 million available under our $265.0 million senior revolving credit facility because we had issued $7.3 million of letters of credit under the $60.0 million subfacility.  The $150.0 million term loan facility includes amortization in equal quarterly installments at a rate of 2.5% annually for the first two years increasing to 5% for the remaining three years. Under the senior credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2015 and 2014, and December 31, 2014, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of March 31, 2015, there were no covenants or other restrictions that limited our ability to borrow.

At March 31, 2015, we had total letters of credit of $21.0 million outstanding, of which $7.3 million were issued under our $265.0 million senior revolving credit facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain Canadian pension funding requirements.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions have agreed to provide $3.4 billion of Bridge Financing associated with Olin’s pending acquisition of a significant portion of TDCC’s chlor alkali and downstream derivatives businesses, in each case on the terms and conditions set forth in the commitment letters. To the extent the Bridge Financing is needed, if at all, drawings on the commitment would be due within 364 days after the closing the Merger.
Our current debt structure is used to fund our business operations.  As of March 31, 2015, we had long-term borrowings, including current installments and capital lease obligations, of $673.3 million, of which $304.0 million was issued at variable rates.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011.  The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2015, $0.7 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2015, $3.1 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

Off-Balance Sheet Arrangements

In conjunction with the St. Gabriel, LA conversion and expansion project, which was completed in the fourth quarter of 2009, we entered into a twenty-year brine and pipeline supply agreement with Boardwalk Louisiana Midstream, LLC (formerly PetroLogistics Olefins, LLC) (Boardwalk).  Boardwalk installed, owns and operates, at its own expense, a pipeline supplying brine to the St. Gabriel, LA facility.  Since November 2009, we have been obligated to make a fixed annual payment over the life of the contract of $2.0 million for use of the pipeline, regardless of the amount of brine purchased.  We also had a minimum usage requirement for brine of $8.4 million over the first five-year period of the contract.  We have met or exceeded the minimum brine usage requirements for this five-year period. After the first five-year period, the contract contains a buyout provision exercisable by us for $12.0 million, which decreases by $0.8 million per year.

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At March 31, 2015, December 31, 2014 and March 31, 2014, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03), which amends ASC 835-30 “Interest - Imputation of Interest.” This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update is effective for fiscal years beginning after December 15, 2015. This update will require certain reclassifications on our consolidated balance sheets.

In January 2015, the FASB issued ASU 2015-01 “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (ASU 2015-01), which amends ASC 225-20 “Income Statement - Extraordinary and Unusual Items.” This update eliminates the income statement concept of extraordinary items and also expands the disclosure requirements of items that are unusual in nature or occur infrequently. This update is effective for fiscal years beginning after December 15, 2015. This update will not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new Topic, ASC 606 “Revenue from Contracts with Customers.” This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08), which amends ASC 205 “Presentation of Financial Statements” and ASC 360 “Property, Plant, and Equipment.” This update changes the criteria for a disposal transaction to qualify as a discontinued operation. This update also expands the disclosure requirements surrounding discontinued operations. We adopted the provisions of ASU 2014-08 on January 1, 2015. This update did not have a material effect on our consolidated financial statements.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester and Chemical Distribution segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of March 31, 2015, we maintained open positions on futures contracts with a notional value totaling $86.7 million ($89.3 million at December 31, 2014 and $85.4 million at March 31, 2014).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2015, we would experience an $8.7 million ($8.9 million at December 31, 2014 and $8.5 million at March 31, 2014) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of March 31, 2015, December 31, 2014 and March 31, 2014, we had long-term borrowings, including current installments and capital lease obligations, of $673.3 million, $675.1 million and $690.1 million, respectively, of which $304.0 million, $305.0 million and $155.9 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, were issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2015, $0.7 million of this gain was included in long-term debt. We had entered into the interest rate swaps, whereby we agreed to pay variable rates to Wells Fargo who, in turn, paid us fixed rates.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of March 31, 2015, $3.1 million of this gain was included in long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	March 31, 2015
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.25% - 4.25%	(a)
6.75%, due 2016	$60.0	March 2010	3.25% - 4.25%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.25% - 4.25%	(a)
6.75%, due 2016	$60.0	October 2011	3.25% - 4.25%	(a)

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

Our interest rate swaps reduced interest expense by $0.7 million for both the three months ended March 31, 2015 and 2014.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements.  These statements relate to analyses and other information that are based on management’s beliefs, certain assumptions made by management, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which we and our various segments operate.  These statements may include statements regarding the proposed acquisition of certain chlor alkali and downstream derivatives businesses from TDCC using a “Reverse Morris Trust” structure, the expected timetable for completing the transaction, benefits and synergies of the transaction, and future opportunities for the combined company following the transaction. The statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

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

The risks, uncertainties and assumptions involved in our forward-looking statements many of which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014, include, but are not limited to the following:

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	changes in legislation or government regulations or policies;

•	higher-than-expected raw material and energy, transportation and/or logistics costs;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	the failure or an interruption of our information technology systems;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital;

•	weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior revolving credit facility and certain tax-exempt bonds;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	factors relating to the satisfaction of the conditions to the proposed transaction with TDCC, including regulatory approvals and the required approvals of our shareholders;

•	our and TDCC’s ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction with TDCC;

•	the possibility that we may be unable to achieve expected synergies and operating efficiencies in connection with the transaction with TDCC within the expected time-frames or at all;

•	the integration of the TDCC chlorine products business being more difficult, time-consuming or costly than expected;

•	the effect of any changes resulting from the proposed transaction in customer, supplier and other business relationships;

•	general market perception of the proposed transaction with TDCC; and

•	exposure to lawsuits and contingencies associated with TDCC’s chlorine products business.

You should consider all of our forward-looking statements in light of these factors.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II - Other Information

Item 1.  Legal Proceedings.

Not Applicable.

Item 1A.  Risk Factors.

On March 27, 2015, Olin and TDCC announced that we have agreed to acquire certain chlor alkali and downstream derivatives businesses from TDCC using a tax-efficient Reverse Morris Trust structure. See Part 1, Item 2 of this report. For additional information regarding the Merger, please see our Current Report on Form 8-K filed on March 27, 2015. In addition to the risks we identified in Item 1A of our annual Report on Form 10-K, we have identified the following risks related to the Merger:

The Merger may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the Merger is subject to numerous conditions, including (1) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory approvals in certain other jurisdictions, (2) the effectiveness of registration statements filed with the SEC in connection with the Merger and the Distribution, (3) the approval by Olin’s shareholders of the Share Issuance and the Charter Amendment, (4) the receipt by TDCC of a favorable IRS private letter ruling with respect to certain aspects of the Separation and the Distribution and an opinion from its counsel with respect to certain federal income tax matters related to the Separation, Distribution and Exchange, (5) the receipt by TDCC, on the one hand, and Olin, on the other hand, of an opinion from their respective counsel to the effect that the Merger will be treated as a “reorganization” for U.S. federal income tax purposes, (6) the consummation of the Exchange (unless TDCC elects to receive cash for the full amount of the Cash and Debt Distribution as described in the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this report) and (7) other customary closing conditions. There is no assurance that the Merger will be consummated on the terms or timeline currently contemplated, or at all. We have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory and financial services fees related to the Merger. These expenses must be paid regardless of whether the Merger is consummated.

Governmental agencies may not approve the Merger or the related transactions necessary to complete the Merger, or may impose conditions to any such approval or require changes to the terms of the Merger. Any such conditions or changes could have the effect of delaying the consummation of the Merger, imposing costs on or limiting the revenues of the combined company following the consummation of the Merger or otherwise reducing the anticipated benefits of the Merger.

Olin and Spinco will need to obtain debt financing to complete the Merger. Although commitment letters have been obtained from various lenders, the obligations of the lenders under the commitment letters are subject to the satisfaction or waiver of customary conditions, including, among others, the absence of any “material adverse effect,” as the term is defined in the Merger Agreement. Accordingly, there can be no assurance that these conditions will be satisfied or, if not satisfied, waived by the lenders. If Olin is not able to obtain alternative financing on commercially reasonable terms, it could prevent the consummation of the Merger or materially and adversely affect Olin’s business, liquidity, financial condition and results of operations if the Merger is ultimately consummated.

Failure to consummate the Merger could materially and adversely impact the market price of Olin’s common stock as well as Olin’s business, liquidity, financial condition and results of operations.

If the Merger is not consummated for any reason, the price of Olin common stock may decline significantly. In addition, Olin is subject to additional risks, including, among others:

•
depending on the reasons for and timing of the termination of the Merger Agreement, the requirement in the Merger Agreement that Olin pay TDCC a termination fee of $100 million or reimburse TDCC for expenses of up to $50 million relating to the Merger and the related transactions;

•
substantial costs related to the Merger and the related transactions, such as advisory, legal, accounting and other professional fees and regulatory filing and financial printing fees, which must be paid regardless of whether the Merger is completed; and

•	potential disruption of the business of Olin and distraction of its workforce and management team.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	—	—	—
February 1-28, 2015	—	—	—
March 1-31, 2015	—	—	—
Total				6,062,657	(1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that will terminate on April 24, 2017.  Through March 31, 2015, 1,937,343 shares had been repurchased, and 6,062,657 shares remained available for purchase under this program.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits.

2.1
Agreement and Plan of Merger, dated as of March 26, 2015, among The Dow Chemical Company, Blue Cube Spinco Inc., Olin Corporation and Blue Cube Acquisition Corp.-Exhibit 2.1 to Olin’s Form 8-K dated March 27, 2015*

10.1	Separation Agreement, dated as of March 26, 2015, between The Dow Chemical Company and Blue Cube Spinco Inc.-Exhibit 10.1 to Olin’s Form 8-K dated March 27, 2015*

11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed as indicated and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ Todd A. Slater
Vice President and Chief Financial Officer (Authorized Officer)

Date: May 11, 2015

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of March 26, 2015, among The Dow Chemical Company, Blue Cube Spinco Inc., Olin Corporation and Blue Cube Acquisition Corp.-Exhibit 2.1 to Olin’s Form 8-K dated March 27, 2015*

10.1	Separation Agreement, dated as of March 26, 2015, between The Dow Chemical Company and Blue Cube Spinco Inc.-Exhibit 10.1 to Olin’s Form 8-K dated March 27, 2015*

11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed as indicated and incorporated by reference.