Form 10-Q
period 2015-06-30
OLIN CORP
filed 2015-08-03
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number 1-1070

Olin Corporation
(Exact name of registrant as specified in its charter)

Virginia	13-1872319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 Carondelet Plaza, Suite 1530, Clayton, MO	63105
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2015, 77,522,544 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	June 30, 2015	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$232.4	$256.8	$245.6
Receivables, net	321.3	263.1	341.2
Income taxes receivable	3.2	21.6	9.2
Inventories	221.6	210.1	220.9
Current deferred income taxes	49.7	54.2	48.3
Other current assets	16.1	10.3	13.8
Total current assets	844.3	816.1	879.0
Property, plant and equipment (less accumulated depreciation of $1,385.6, $1,330.7 and $1,316.4)	917.6	931.0	951.3
Prepaid pension costs	—	—	1.7
Restricted cash	—	—	2.6
Deferred income taxes	13.1	12.5	8.9
Other assets	179.0	191.4	200.1
Goodwill	747.1	747.1	747.1
Total assets	$2,701.1	$2,698.1	$2,790.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$143.9	$16.4	$12.6
Accounts payable	148.6	146.8	186.8
Income taxes payable	11.1	0.2	0.4
Accrued liabilities	205.4	214.3	194.5
Total current liabilities	509.0	377.7	394.3
Long-term debt	528.2	658.7	676.6
Accrued pension liability	152.5	182.0	87.9
Deferred income taxes	99.5	107.1	130.9
Other liabilities	359.4	359.3	377.2
Total liabilities	1,648.6	1,684.8	1,666.9
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 77.5, 77.4 and 78.6 shares	77.5	77.4	78.6
Additional paid-in capital	794.2	788.3	818.5
Accumulated other comprehensive loss	(434.3)	(443.1)	(356.4)
Retained earnings	615.1	590.7	583.1
Total shareholders’ equity	1,052.5	1,013.3	1,123.8
Total liabilities and shareholders’ equity	$2,701.1	$2,698.1	$2,790.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$535.4	$570.4	$1,053.4	$1,147.8
Operating expenses:
Cost of goods sold	445.5	463.6	878.7	939.0
Selling and administration	39.9	41.7	86.9	85.2
Restructuring charges	0.7	2.3	1.9	3.3
Acquisition-related costs	10.5	0.2	20.9	0.4
Other operating income	42.4	0.9	42.2	0.8
Operating income	81.2	63.5	107.2	120.7
Earnings of non-consolidated affiliates	0.4	0.5	0.8	0.9
Interest expense	18.2	9.6	25.3	19.3
Interest income	0.3	0.4	0.6	0.7
Income from continuing operations before taxes	63.7	54.8	83.3	103.0
Income tax provision	21.4	18.2	27.9	36.9
Income from continuing operations, net	42.3	36.6	55.4	66.1
Income from discontinued operations, net	—	0.7	—	0.7
Net income	$42.3	$37.3	$55.4	$66.8
Net income per common share:
Basic income per common share:
Income from continuing operations, net	$0.55	$0.46	$0.71	$0.84
Income from discontinued operations, net	—	0.01	—	0.01
Net income	$0.55	$0.47	$0.71	$0.85
Diluted income per common share:
Income from continuing operations, net	$0.54	$0.46	$0.70	$0.82
Income from discontinued operations, net	—	0.01	—	0.01
Net income	$0.54	$0.47	$0.70	$0.83
Dividends per common share	$0.20	$0.20	$0.40	$0.40
Average common shares outstanding:
Basic	77.5	78.8	77.5	79.0
Diluted	78.7	80.0	78.6	80.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$42.3	$37.3	$55.4	$66.8
Other comprehensive income, net of tax:
Foreign currency translation adjustments	0.3	0.3	(1.1)	1.0
Unrealized (losses) gains on derivative contracts	(0.2)	2.8	(0.5)	(0.3)
Amortization of prior service costs and actuarial losses	5.3	4.0	10.4	8.0
Total other comprehensive income, net of tax	5.4	7.1	8.8	8.7
Comprehensive income	$47.7	$44.4	$64.2	$75.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2014	79.4	$79.4	$838.8	$(365.1)	$548.0	$1,101.1
Net income	—	—	—	—	66.8	66.8
Other comprehensive income	—	—	—	8.7	—	8.7
Dividends paid:
Common stock ($0.40 per share)	—	—	—	—	(31.7)	(31.7)
Common stock repurchased and retired	(1.1)	(1.1)	(28.6)	—	—	(29.7)
Common stock issued for:
Stock options exercised	0.3	0.3	7.0	—	—	7.3
Other transactions	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	—	—	2.0	—	—	2.0
Balance at June 30, 2014	78.6	$78.6	$818.5	$(356.4)	$583.1	$1,123.8
Balance at January 1, 2015	77.4	$77.4	$788.3	$(443.1)	$590.7	$1,013.3
Net income	—	—	—	—	55.4	55.4
Other comprehensive income	—	—	—	8.8	—	8.8
Dividends paid:
Common stock ($0.40 per share)	—	—	—	—	(31.0)	(31.0)
Common stock issued for:
Stock options exercised	0.1	0.1	3.0	—	—	3.1
Other transactions	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	—	—	3.2	—	—	3.2
Balance at June 30, 2015	77.5	$77.5	$794.2	$(434.3)	$615.1	$1,052.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$55.4	$66.8
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(0.8)	(0.9)
Gains on disposition of property, plant and equipment	(23.7)	(0.6)
Stock-based compensation	3.7	2.4
Depreciation and amortization	69.1	69.4
Deferred income taxes	(10.0)	10.5
Qualified pension plan contributions	(0.3)	(0.4)
Qualified pension plan income	(14.0)	(14.3)
Change in:
Receivables	(58.2)	(61.1)
Income taxes receivable/payable	29.3	(8.6)
Inventories	(11.5)	(34.4)
Other current assets	(5.8)	3.3
Accounts payable and accrued liabilities	(5.7)	8.2
Other assets	18.8	2.0
Other noncurrent liabilities	1.7	(5.1)
Other operating activities	0.1	0.2
Net operating activities	48.1	37.4
Investing Activities
Capital expenditures	(51.1)	(32.5)
Proceeds from disposition of property, plant and equipment	24.7	1.8
Proceeds from disposition of affiliated companies	4.4	—
Restricted cash activity	—	1.6
Other investing activities	(1.1)	1.0
Net investing activities	(23.1)	(28.1)
Financing Activities
Long-term debt repayments	(2.1)	(0.2)
Earn out payment – SunBelt	—	(14.8)
Common stock repurchased and retired	—	(29.7)
Stock options exercised	2.1	5.4
Excess tax benefits from stock-based compensation	0.3	0.7
Dividends paid	(31.0)	(31.7)
Deferred debt issuance costs	(18.7)	(1.2)
Net financing activities	(49.4)	(71.5)
Net decrease in cash and cash equivalents	(24.4)	(62.2)
Cash and cash equivalents, beginning of period	256.8	307.8
Cash and cash equivalents, end of period	$232.4	$245.6
Cash paid for interest and income taxes:
Interest	$12.1	$18.0
Income taxes, net of refunds	$3.8	$35.1
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2.0	$5.3

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Financial Statements
(Unaudited)

DESCRIPTION OF BUSINESS

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products, Chemical Distribution and Winchester.  Chlor Alkali Products, with eight U.S. manufacturing facilities and one Canadian manufacturing facility, produces chlorine and caustic soda, hydrochloric acid, hydrogen, bleach products and potassium hydroxide.  Chemical Distribution, with twenty-three owned and leased terminal facilities, manufactures bleach products and distributes caustic soda, bleach products, potassium hydroxide and hydrochloric acid. Winchester, with its principal manufacturing facilities in East Alton, IL and Oxford, MS, produces and distributes sporting ammunition, law enforcement ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

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

PROPOSED AQUISITION
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
Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement, the shares of Spinco common stock then outstanding will automatically be converted into approximately 87.5 million shares of Olin’s common stock and will represent approximately 52.7% of the outstanding shares of Olin’s common stock. Olin’s existing shareholders will continue to hold the remaining approximately 47.3% of the outstanding shares of Olin’s common stock.
Prior to the Distribution, TDCC will receive from Spinco distributions of cash and debt instruments of Spinco with an aggregate value of approximately $2,030.0 million (collectively, the Cash and Debt Distribution). TDCC expects to deliver the Spinco debt instruments received in the Cash and Debt Distribution in exchange for outstanding debt obligations to be identified by TDCC prior to the consummation of the Distribution (the Exchange). As the cash portion of the Cash and Debt Distribution, TDCC will receive from Spinco a total of $875.0 million immediately prior to the Distribution. The amount of the Cash and Debt Distribution is subject to adjustment based on Spinco’s working capital at the time of Distribution. If TDCC determines that the Exchange is not reasonably likely to be consummated at the time of the Distribution, TDCC may elect to receive the Spinco debt instruments in any event, or alternatively, may elect to receive cash for the full amount of the Cash and Debt Distribution; however, TDCC has no obligation to waive the consummation of the Exchange as a condition to the closing of the Merger.

On June 23, 2015, Spinco entered into a new five-year $1,050.0 million delayed-draw term loan facility that will be used to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which will replace Olin’s current $265.0 million senior revolving credit facility at the closing of the Merger, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility that will be used to pay fees and expenses of the transactions contemplated by the Merger Agreement and the Separation Agreement, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. The new senior credit facilities will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. The term loan facilities includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. The terms and conditions of the new senior credit facilities are similar to those of our current $415.0 million senior credit facility. Under its applicable new senior credit facilities, Olin or Spinco, as the case may be, may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the applicable senior credit facilities is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facilities include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide financing to Spinco to finance the amount of the Cash and Debt Distribution and to provide financing, if needed, to Olin to refinance certain of our existing debt (the Bridge Financing), in each case on the terms and conditions set forth in the commitment letters. For the six months ended June 30, 2015, we paid deferred debt issuance costs of $18.7 million associated with the Bridge Financing.

During 2015, we expect to incur one-time costs in connection with the Merger and related transactions, including approximately $55 million to $60 million of advisory, legal, accounting, integration and other professional fees, approximately $50 million of costs associated with the change in control mandatory acceleration of expenses under deferred compensation plans as a result of the transaction and approximately $25 million to $30 million financing-related fees. For the three and six months ended June 30, 2015, acquisition-related costs included $10.5 million and $20.9 million, respectively, associated with advisory, legal, accounting, integration and other professional fees, and interest expense included $11.6 million and $12.0 million, respectively, for acquisition financing expenses.
The consummation of the Merger is subject to the satisfaction or waiver of various customary closing conditions, including, among others, (1) the consummation of the separation of the Business from the other businesses of TDCC (the Separation) and the Distribution in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and the receipt of regulatory approvals in certain other jurisdictions, (3) the effectiveness of registration statements to be filed with the SEC, (4) the approval by Olin’s shareholders of the issuance of Olin common stock in the Merger (the Share Issuance) and the amendment of Olin’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Olin common stock (the Charter Amendment), (5) the receipt by TDCC of a favorable IRS private letter ruling with respect to certain aspects of the Separation and the Distribution and an opinion from its counsel with respect to certain federal income tax matters related to the Separation, Distribution and Exchange, (6) the receipt by TDCC, on the one hand, and Olin, on the other hand, of an opinion from their respective counsel to the effect that the Merger will be treated as a “reorganization” for U.S. federal income tax purposes, (7) the consummation of the Exchange (unless TDCC elects to receive cash for the full amount of the Cash and Debt Distribution as described above), (8) material compliance by each party with its covenants and (9) subject to certain materiality qualifiers, the absence of breaches of representations and warranties.
On June 16, 2015, Olin announced that the waiting period applicable to the Merger under the HSR Act expired and on July 6, 2015, Olin announced that all foreign regulatory approvals required to close the Merger had been obtained. On July 17, 2015, TDCC announced that it had received a favorable private letter ruling from the IRS with respect to certain aspects of the Separation and Distribution.

In connection with the transactions contemplated by the Merger Agreement and the Separation Agreement, certain additional agreements have been or will by entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement and site, transitional and other services agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. In addition, Olin and TDCC have agreed in connection with the transactions to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin will make certain upfront payments upon the closing of the Merger in return for receiving ethylene at producer economics. Olin will also have the option of obtaining additional future ethylene supply by paying an additional reservation fee at closing.
RESTRUCTURING CHARGES

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduces the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shutdown, the plant will predominantly focus on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. In the fourth quarter of 2014, we recorded pretax restructuring charges of $10.0 million for the write-off of equipment and facility costs, employee severance and related benefit costs, lease and other contract termination costs and a non-cash pension curtailment charge related to these actions. For the three months ended June 30, 2015, we recorded pretax restructuring charges of $0.4 million for the write-off of equipment and facility costs and facility exit costs related to these actions. For the six months ended June 30, 2015, we recorded pretax restructuring charges of $1.6 million for the write-off of equipment and facility costs, lease and other contract termination costs, facility exit costs and a non-cash pension curtailment charge related to these actions. We expect to incur additional restructuring charges through 2016 of approximately $4.0 million related to the shut down of this portion of the facility.

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the three months ended June 30, 2014, we recorded pretax restructuring charges of $1.7 million for employee severance and related benefit costs, facility exit costs and write-off of equipment and facility related to these actions. For the six months ended June 30, 2014, we recorded pretax restructuring charges of $2.3 million for employee severance and related benefit costs, facility exit costs and write-off of equipment and facility related to these actions.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  Consistent with this decision we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. We currently expect to complete this relocation by the end of 2016.  For the three months ended June 30, 2015 and 2014, we recorded pretax restructuring charges of $0.3 million and $0.6 million, respectively, for employee relocation costs and facility exit costs related to these actions. For the six months ended June 30, 2015 and 2014, we recorded pretax restructuring charges of $0.3 million and $1.0 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $2.0 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2014 and 2010 restructuring actions and the remaining balances of accrued restructuring costs as of June 30, 2015:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2014	$10.2	$—	$—	$—	$—	$10.2
Restructuring charges:
First quarter	0.2	—	0.1	0.7	—	1.0
Second quarter	1.2	—	—	0.8	0.3	2.3
Amounts utilized	(1.2)	—	(0.1)	(1.5)	(0.3)	(3.1)
Balance at June 30, 2014	$10.4	$—	$—	$—	$—	$10.4
Balance at January 1, 2015	$11.2	$4.5	$—	$—	$—	$15.7
Restructuring charges:
First quarter	—	0.7	0.1	0.2	0.2	1.2
Second quarter	—	—	0.2	0.2	0.3	0.7
Amounts utilized	(4.2)	(2.8)	(0.3)	(0.4)	(0.5)	(8.2)
Currency translation adjustments	(0.4)	(0.1)	—	—	—	(0.5)
Balance at June 30, 2015	$6.6	$2.3	$—	$—	$—	$8.9

The following table summarizes the cumulative restructuring charges of these 2014 and 2010 restructuring actions by major component through June 30, 2015:

	Chlor Alkali Products		Winchester	Total
	Becancour	Mercury
	($ in millions)
Write-off of equipment and facility	$3.5	$17.8	$—	$21.3
Employee severance and job related benefits	2.3	5.6	13.1	21.0
Facility exit costs	0.2	15.6	2.1	17.9
Pension and other postretirement benefits curtailment	0.4	—	4.1	4.5
Employee relocation costs	—	0.9	5.0	5.9
Lease and other contract termination costs	5.2	0.7	—	5.9
Total cumulative restructuring charges	$11.6	$40.6	$24.3	$76.5

As of June 30, 2015, we have incurred cash expenditures of $34.6 million and non-cash charges of $32.5 million related to these restructuring actions.  The remaining balance of $8.9 million is expected to be paid out through 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions)
Income from discontinued operations	$—	$4.6	$—	$4.6
Tax provision	—	3.9	—	3.9
Income from discontinued operations, net	$—	$0.7	$—	$0.7

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

Allowance for doubtful accounts receivable consisted of the following:

	June 30,
	2015	2014
	($ in millions)
Balance at beginning of year	$3.0	$3.4
Provisions (credited) charged	(0.2)	0.7
Write-offs, net of recoveries	(0.1)	—
Balance at end of period	$2.7	$4.1

Provisions (credited) charged to operations were $(0.4) million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively.

INVENTORIES

Inventories consisted of the following:

	June 30, 2015	December 31, 2014	June 30, 2014
	($ in millions)
Supplies	$41.6	$39.2	$43.1
Raw materials	70.1	63.3	75.6
Work in process	32.9	31.8	35.5
Finished goods	143.0	141.5	142.8
	287.6	275.8	297.0
LIFO reserve	(66.0)	(65.7)	(76.1)
Inventories, net	$221.6	$210.1	$220.9

Inventories are valued at the lower of cost or market. The Chlor Alkali Products and Winchester segments inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. The Chemical Distribution segment inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts and maintenance parts.  Elements of costs in inventories included raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2015 reflect certain estimates relating to inventory quantities and costs at December 31, 2015.  The replacement cost of our inventories would have been approximately $66.0 million, $65.7 million and $76.1 million higher than reported at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

OTHER ASSETS

Included in other assets were the following:

	June 30, 2015	December 31, 2014	June 30, 2014
	($ in millions)
Investments in non-consolidated affiliates	$24.1	$23.3	$22.5
Intangible assets (less accumulated amortization of $49.9, $42.6 and $35.3)	116.2	123.5	130.8
Deferred debt issuance costs	17.0	10.3	13.9
Bleach joint venture receivable	3.8	7.8	11.7
Income tax receivable	1.5	6.6	—
Interest rate swaps	—	3.5	4.7
Other	16.4	16.4	16.5
Other assets	$179.0	$191.4	$200.1

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Computation of Income per Share	($ and shares in millions, except per share data)
Income from continuing operations, net	$42.3	$36.6	$55.4	$66.1
Income from discontinued operations, net	—	0.7	—	0.7
Net income	$42.3	$37.3	$55.4	$66.8
Basic shares	77.5	78.8	77.5	79.0
Basic income per share:
Income from continuing operations, net	$0.55	$0.46	$0.71	$0.84
Income from discontinued operations, net	—	0.01	—	0.01
Net income	$0.55	$0.47	$0.71	$0.85
Diluted shares:
Basic shares	77.5	78.8	77.5	79.0
Stock-based compensation	1.2	1.2	1.1	1.2
Diluted shares	78.7	80.0	78.6	80.2
Diluted income per share:
Income from continuing operations, net	$0.54	$0.46	$0.70	$0.82
Income from discontinued operations, net	—	0.01	—	0.01
Net income	$0.54	$0.47	$0.70	$0.83

The computation of dilutive shares from stock-based compensation does not include 0.8 million shares and 0.6 million shares for the three months ended June 30, 2015 and 2014, respectively, and 1.4 million shares and 0.6 million shares for the six months ended June 30, 2015 and 2014, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2014 and are expected to be material to operating results in 2015.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $137.9 million, $138.3 million and $142.3 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, of which $118.9 million, $119.3 million and $124.3 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in cost of goods sold, were $5.1 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $5.8 million and $4.7 million for the six months ended June 30, 2015 and 2014.

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of June 30, 2015, December 31, 2014 and June 30, 2014, our condensed balance sheets included liabilities for these legal actions of $22.4 million, $22.1 million and $23.8 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

For the three months ended June 30, 2015 we recognized insurance recoveries of $52.2 million for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Cost of goods sold was reduced by $9.0 million and selling and administration was reduced by $0.9 million for the reimbursement of costs incurred and expensed in prior periods and other operating income included a gain of $42.3 million. The condensed statement of cash flows for the six months ended June 30, 2015 included $24.0 million for the property damage portion of the insurance recoveries within proceeds from disposition of property, plant and equipment and gains on disposition of property, plant and equipment.

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. This authorization replaced the July 2011 share repurchase program.  For the six months ended June 30, 2015, no shares were purchased and retired. For the six months ended June 30, 2014, 1.1 million shares were purchased and retired at a cost of $29.7 million.  As of June 30, 2015, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to our pending acquisition of certain chlor alkali and downstream derivatives businesses from TDCC, we are restricted from repurchasing shares of our common stock prior to the consummation of the Merger.  After the closing of the Merger for a period of two years, we will continue to be subject to certain restrictions on our ability to conduct share repurchases, subject to certain exceptions.

We issued 0.1 million shares and 0.3 million shares representing stock options exercised for the six months ended June 30, 2015 and 2014, respectively, with a total value of $3.1 million and $7.3 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2014	$(0.5)	$0.9	$(365.5)	$(365.1)
Unrealized gains (losses):
First quarter	0.7	(5.7)	—	(5.0)
Second quarter	0.3	3.7	—	4.0
Reclassification adjustments into income:
First quarter	—	0.6	6.5	7.1
Second quarter	—	0.9	6.8	7.7
Tax benefit (provision):
First quarter	—	2.0	(2.5)	(0.5)
Second quarter	—	(1.8)	(2.8)	(4.6)
Net Change	1.0	(0.3)	8.0	8.7
Balance at June 30, 2014	$0.5	$0.6	$(357.5)	$(356.4)
Balance at January 1, 2015	$(2.3)	$(4.2)	$(436.6)	$(443.1)
Unrealized (losses) gains:
First quarter	(1.4)	(2.4)	—	(3.8)
Second quarter	0.3	(2.2)	—	(1.9)
Reclassification adjustments into income:
First quarter	—	1.9	8.6	10.5
Second quarter	—	1.8	8.4	10.2
Tax benefit (provision):
First quarter	—	0.2	(3.5)	(3.3)
Second quarter	—	0.2	(3.1)	(2.9)
Net Change	(1.1)	(0.5)	10.4	8.8
Balance at June 30, 2015	$(3.4)	$(4.7)	$(426.2)	$(434.3)

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

SEGMENT INFORMATION

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating (expense) income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $23.8 million and $24.7 million for the three months ended June 30, 2015 and 2014, respectively, and $47.0 million and $45.4 million for the six months ended June 30, 2015 and 2014, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales:	($ in millions)
Chlor Alkali Products	$294.7	$338.5	$587.4	$666.8
Chemical Distribution	70.3	75.6	140.1	144.8
Winchester	194.2	181.0	372.9	381.6
Intersegment sales elimination	(23.8)	(24.7)	(47.0)	(45.4)
Total sales	$535.4	$570.4	$1,053.4	$1,147.8
Income (loss) from continuing operations before taxes:
Chlor Alkali Products	$25.0	$40.8	$48.1	$75.1
Chemical Distribution	2.4	—	3.4	(0.8)
Winchester	33.9	33.1	63.7	71.4
Corporate/other:
Pension income	7.4	7.5	14.5	15.4
Environmental expense	(5.1)	(1.2)	(5.8)	(4.7)
Other corporate and unallocated costs	(13.2)	(14.6)	(35.3)	(31.9)
Restructuring charges	(0.7)	(2.3)	(1.9)	(3.3)
Acquisition-related costs	(10.5)	(0.2)	(20.9)	(0.4)
Other operating income	42.4	0.9	42.2	0.8
Interest expense	(18.2)	(9.6)	(25.3)	(19.3)
Interest income	0.3	0.4	0.6	0.7
Income from continuing operations before taxes	$63.7	$54.8	$83.3	$103.0

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions)
Stock-based compensation	$3.9	$2.1	$6.3	$5.0
Mark-to-market adjustments	(3.1)	(0.2)	2.2	(1.1)
Total expense	$0.8	$1.9	$8.5	$3.9

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

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $4.6 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively, and $8.9 million and $8.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.3	$1.3	$0.3	$0.3
Interest cost	20.6	21.8	0.7	0.8
Expected return on plans’ assets	(35.7)	(34.9)	—	—
Amortization of prior service cost	0.1	0.1	—	(0.1)
Recognized actuarial loss	7.4	5.8	0.9	1.0
Net periodic benefit (income) cost	$(6.3)	$(5.9)	$1.9	$2.0

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.9	$2.7	$0.6	$0.6
Interest cost	41.2	43.4	1.3	1.5
Expected return on plans’ assets	(71.3)	(69.8)	—	—
Amortization of prior service cost	0.1	0.1	—	(0.1)
Recognized actuarial loss	14.9	11.3	1.8	2.0
Curtailment	0.1	—	0.1	—
Net periodic benefit (income) cost	$(12.1)	$(12.3)	$3.8	$4.0

For the six months ended June 30, 2015, we recorded a curtailment charge of $0.2 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This charge was included in restructuring charges for the six months ended June 30, 2015.

We made cash contributions to our Canadian qualified defined benefit pension plan of $0.3 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35.0% to income before taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
Effective Tax Rate Reconciliation (Percent)	2015	2014	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	(0.2)	(0.2)	(0.2)	(0.1)
Domestic manufacturing/export tax incentive	(1.2)	(2.3)	(1.6)	(2.2)
Return to provision	(1.6)	(2.0)	(1.3)	(1.0)
Dividends paid to CEOP	(0.6)	(0.4)	(0.6)	(0.4)
State income taxes, net	0.8	2.0	0.8	2.2
Remeasurement of deferred taxes	0.4	1.0	0.3	0.4
Change in valuation allowance	1.3	—	1.3	1.9
Other, net	(0.3)	0.1	(0.2)	—
Effective tax rate	33.6%	33.2%	33.5%	35.8%

The effective tax rates from continuing operations for the three months ended June 30, 2015 and 2014 included the cumulative effect of changes to our annual estimated effective tax rate from continuing operations from prior quarters.

The effective tax rates from continuing operations for both the three and six months ended June 30, 2015 included a benefit of $1.0 million associated with a return to provision adjustment for the finalization of our prior years’ U.S. federal and state income tax returns. The effective tax rates from continuing operations for the three and six months ended June 30, 2015 also included an expense of $0.3 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates.

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

The condensed balance sheets include income tax receivables that are classified as other noncurrent assets of $1.5 million at June 30, 2015 and $6.6 million at December 31, 2014.

As of June 30, 2015, we had $35.0 million of gross unrecognized tax benefits, which would have a net $33.8 million impact on the effective tax rate from continuing operations, if recognized.  As of June 30, 2014, we had $36.5 million of gross unrecognized tax benefits, of which $31.5 million would have impacted the effective tax rate from continuing operations, if recognized.  The amount of unrecognized tax benefits was as follows:

	June 30,
	2015	2014
	($ in millions)
Balance at beginning of year	$36.1	$34.5
Increases for prior year tax positions	—	0.2
Increases for current year tax positions	—	2.2
Settlement with taxing authorities	(1.1)	(0.4)
Balance at end of period	$35.0	$36.5

Income from discontinued operations, net for the three and six months ended June 30, 2014 included $2.2 million of tax expense related to changes in tax contingencies.

As of June 30, 2015, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $6.3 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of June 30, 2015, $2.5 million of this gain was included in current installments of long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	June 30, 2015	December 31, 2014	June 30, 2014
	($ in millions)
Copper	$50.3	$62.7	$47.1
Zinc	5.8	6.8	5.7
Lead	15.0	14.1	18.6
Natural gas	4.7	5.7	10.3

As of June 30, 2015, the counterparty to $47.1 million of these commodity forward contracts is Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution, and the counterparty to $28.7 million of these commodity forward contracts is Citibank, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company’s manufacturing process.  At June 30, 2015, we had open positions in futures contracts through 2018.  If all open futures contracts had been settled on June 30, 2015, we would have recognized a pretax loss of $8.0 million.

If commodity prices were to remain at June 30, 2015 levels, approximately $3.6 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of June 30, 2015, December 31, 2014 and June 30, 2014.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of June 30, 2015, $0.6 million of this gain was included in long-term debt. Pursuant to a note purchase agreement dated December 22, 1997, the SunBelt Chlor Alkali Partnership (SunBelt) sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2014
		($ in millions)				($ in millions)
Interest rate contracts	Other current assets	$—	$—	$—	Current installments of long-term debt	$2.5	$—	$—
Interest rate contracts	Other assets	—	—	—	Long-term debt	0.6	4.5	5.9
Commodity contracts – losses	Other current assets	—	—	(2.1)	Accrued liabilities	8.1	7.2	—
Commodity contracts – gains	Other current assets	—	—	2.8	Accrued liabilities	(0.1)	(0.1)	—
		$—	$—	$0.7		$11.1	$11.6	$5.9
Derivatives Not Designated as Hedging Instruments
Interest rate contracts - gains	Other current assets	$3.1	$—	$—	Accrued liabilities	$—	$—	$—
Interest rate contracts - losses	Other current assets	(0.8)	—	—	Accrued liabilities	—	—	—
Interest rate contracts – gains	Other assets	—	4.3	6.3	Other liabilities	—	—	—
Interest rate contracts – losses	Other assets	—	(0.8)	(1.6)	Other liabilities	—	—	—
Commodity contracts – losses	Other current assets	—	—	(0.1)	Accrued liabilities	0.8	1.5	—
Commodity contracts – gains	Other current assets	—	—	0.3	Accrued liabilities	—	—	—
		$2.3	$3.5	$4.9		$0.8	$1.5	$—
Total derivatives(1)		$2.3	$3.5	$5.6		$11.9	$13.1	$5.9

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2015	2014	2015	2014
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(2.2)	$3.7	$(4.6)	$(2.0)

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(1.8)	$(0.9)	$(3.7)	$(1.5)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.7	$0.7	$1.4	$1.4
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$0.1	$—	$(1.6)	$0.6

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the three and six months ended June 30, 2015 and 2014.

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of June 30, 2015, December 31, 2014 and June 30, 2014, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at June 30, 2015	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$2.3	$—	$2.3
Liabilities
Interest rate swaps	$—	$3.1	$—	$3.1
Commodity forward contracts	—	8.8	—	8.8
Balance at December 31, 2014
Assets
Interest rate swaps	$—	$3.5	$—	$3.5
Liabilities
Interest rate swaps	$—	$4.5	$—	$4.5
Commodity forward contracts	—	8.6	—	8.6
Balance at June 30, 2014
Assets
Interest rate swaps	$—	$4.7	$—	$4.7
Commodity forward contracts	—	0.9	—	0.9
Liabilities
Interest rate swaps	$—	$5.9	$—	$5.9

For the six months ended June 30, 2015, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	June 30,
	2015	2014
	($ in millions)
Balance at beginning of year	$—	$26.7
Settlements	—	(26.7)
Balance at end of period	$—	$—

Interest Rate Swaps

The fair value of the interest rate swaps was included in other current assets, current installments of long-term debt and long-term debt as of June 30, 2015. The fair value of the interest rate swaps was included in other assets and long-term debt as of December 31, 2014 and June 30, 2014.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in accrued liabilities as of June 30, 2015, December 31, 2014 and June 30, 2014, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at June 30, 2015	$—	$533.3	$153.0	$686.3	$672.1
Balance at December 31, 2014	—	531.9	153.0	684.9	675.1
Balance at June 30, 2014	—	569.7	153.0	722.7	689.2

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

During the six months ended June 30, 2014, we paid $26.7 million for the earn out related to the 2013 SunBelt performance.  The earn out payment for the six months ended June 30, 2014 included $14.8 million that was recognized as part of the original purchase price.  The $14.8 million is included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of June 30, 2015, December 31, 2014 and June 30, 2014.

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

Proposed Acquisition

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
Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement, the shares of Spinco common stock then outstanding will automatically be converted into approximately 87.5 million shares of Olin’s common stock and will represent approximately 52.7% of the outstanding shares of Olin’s common stock. Olin’s existing shareholders will continue to hold the remaining approximately 47.3% of the outstanding shares of Olin’s common stock.
Prior to the Distribution, TDCC will receive from Spinco distributions of cash and debt instruments of Spinco with an aggregate value of approximately $2,030.0 million (collectively, the Cash and Debt Distribution). TDCC expects to deliver the Spinco debt instruments received in the Cash and Debt Distribution in exchange for outstanding debt obligations to be identified by TDCC prior to the consummation of the Distribution (the Exchange). As the cash portion of the Cash and Debt Distribution, TDCC will receive from Spinco a total of $875.0 million immediately prior to the Distribution. The amount of the Cash and Debt Distribution is subject to adjustment based on Spinco’s working capital at the time of Distribution. If TDCC determines that the Exchange is not reasonably likely to be consummated at the time of the Distribution, TDCC may elect to receive the Spinco debt instruments in any event, or alternatively, may elect to receive cash for the full amount of the Cash and Debt Distribution; however, TDCC has no obligation to waive the consummation of the Exchange as a condition to the closing of the Merger.
On June 23, 2015, Spinco entered into a new five-year $1,050.0 million delayed-draw term loan facility that will be used to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which will replace Olin’s current $265.0 million senior revolving credit facility at the closing of the Merger, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility that will be used to pay fees and expenses of the transactions contemplated by the Merger Agreement and the Separation Agreement, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. The new senior credit facilities will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. The term loan facilities includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. The terms and conditions of the new senior credit facilities are similar to those of our current $415.0 million senior credit facility. Under its applicable new senior credit facilities, Olin or Spinco, as the case may be, may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the applicable senior credit facilities is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facilities include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide financing to Spinco to finance the amount of the Cash and Debt Distribution and to provide financing, if needed, to Olin to refinance certain of our existing debt (the Bridge Financing), in each case on the terms and conditions set forth in the commitment letters. For the six months ended June 30, 2015, we paid deferred debt issuance costs of $18.7 million associated with the Bridge Financing.
During 2015, we expect to incur one-time costs in connection with the Merger and related transactions, including approximately $55 million to $60 million of advisory, legal, accounting, integration and other professional fees, approximately $50 million of costs associated with the change in control mandatory acceleration of expenses under deferred compensation plans as a result of the transaction and approximately $25 million to $30 million financing-related fees. For the three and six months ended June 30, 2015, acquisition-related costs included $10.5 million and $20.9 million, respectively, associated with advisory, legal, accounting, integration and other professional fees, and interest expense included $11.6 million and $12.0 million, respectively, for acquisition financing expenses.
The consummation of the Merger is subject to the satisfaction or waiver of various customary closing conditions, including, among others, (1) the consummation of the separation of the Business from the other businesses of TDCC (the Separation) and the Distribution in accordance with the Separation Agreement, (2) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and the receipt of regulatory approvals in certain other jurisdictions, (3) the effectiveness of registration statements to be filed with the SEC, (4) the approval by Olin’s shareholders of the issuance of Olin common stock in the Merger (the Share Issuance) and the amendment of Olin’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Olin common stock (the Charter Amendment), (5) the receipt by TDCC of a favorable IRS private letter ruling with respect to certain aspects of the Separation and the Distribution and an opinion from its counsel with respect to certain federal income tax matters related to the Separation, Distribution and Exchange, (6) the receipt by TDCC, on the one hand, and Olin, on the other hand, of an opinion from their respective counsel to the effect that the Merger will be treated as a “reorganization” for U.S. federal income tax purposes, (7) the consummation of the Exchange (unless TDCC elects to receive cash for the full amount of the Cash and Debt Distribution as described above), (8) material compliance by each party with its covenants and (9) subject to certain materiality qualifiers, the absence of breaches of representations and warranties.
On June 16, 2015, Olin announced that the waiting period applicable to the Merger under the HSR Act expired and on July 6, 2015, Olin announced that all foreign regulatory approvals required to close the Merger had been obtained. On July 17, 2015, TDCC announced that it had received a favorable private letter ruling from the IRS with respect to certain aspects of the Separation and Distribution.
In connection with the transactions contemplated by the Merger Agreement and the Separation Agreement, certain additional agreements have been or will by entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement and site, transitional and other services agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. In addition, Olin and TDCC have agreed in connection with the transactions to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin will make certain upfront payments upon the closing of the Merger in return for receiving ethylene at producer economics. Olin will also have the option of obtaining additional future ethylene supply by paying an additional reservation fee at closing.

Other
Chlor Alkali Products’ segment income was $25.0 million and $48.1 million for the three and six months ended June 30, 2015, respectively. Chlor Alkali Products’ segment income was lower than the comparable periods in the prior year primarily as a result of decreased chlorine and caustic soda volumes, lower product prices, predominantly caustic soda, and higher operating costs for maintenance turnarounds partially offset by lower energy costs. These decreases were partially offset by insurance recoveries, representing reimbursement of costs incurred and expensed in prior periods, related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Our operating rate for the three months ended June 30, 2015 was 84%, which reflected the capacity reductions that occurred in the fourth quarter of 2014, compared to the operating rate of 86% for the three months ended June 30, 2014. The lower operating rate for the three months ended June 30, 2015 was affected by customer outages and planned and unplanned maintenance outages at our facilities.

Second quarter of 2015 ECU netbacks of approximately $505 were 1% lower than the second quarter of 2014 ECU netbacks of approximately $510 and were consistent with the first quarter of 2015 ECU netbacks of approximately $505. The decrease from the second quarter of 2014 was due to lower caustic soda prices partially offset by higher chlorine prices. ECU netbacks in the third quarter of 2015 are forecast to be comparable to the second quarter of 2015 as a result of higher chlorine prices offset by lower caustic soda prices. In the second quarter of 2015, we announced a chlorine price increase of $40 per ton. While the success of this price increase is not yet known, the majority of the benefit, if realized, would impact third quarter of 2015 results.

Chemical Distribution segment income was $2.4 million and $3.4 million for the three and six months ended June 30, 2015, respectively. Chemical Distribution segment income was higher than the comparable periods in the prior year primarily due to increased caustic soda margins and higher shipments of bleach, potassium hydroxide and hydrochloric acid. Chemical Distribution segment income included depreciation and amortization expense of $3.9 million for both the three months ended June 30, 2015 and 2014 and $7.8 million and $7.9 million for the six months ended June 30, 2015 and 2014, respectively.

Winchester segment income was $33.9 million and $63.7 million for the three and six months ended June 30, 2015, respectively. Winchester second quarter segment income increased compared to the prior year which reflects lower commodity and other material costs and decreased operating costs, which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS. These increases were partially offset by a less favorable product mix for pistol and shotshell ammunition. Winchester segment income for the six months ended June 30, 2015 decreased compared to the prior year primarily due to lower volumes and a less favorable product mix for pistol and shotshell ammunition. This decrease was partially offset by lower commodity and other material costs and decreased operating costs, which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS.

Other operating income for the three and six months ended June 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions, except per share data)
Sales	$535.4	$570.4	$1,053.4	$1,147.8
Cost of goods sold	445.5	463.6	878.7	939.0
Gross margin	89.9	106.8	174.7	208.8
Selling and administration	39.9	41.7	86.9	85.2
Restructuring charges	0.7	2.3	1.9	3.3
Acquisition-related costs	10.5	0.2	20.9	0.4
Other operating income	42.4	0.9	42.2	0.8
Operating income	81.2	63.5	107.2	120.7
Earnings of non-consolidated affiliates	0.4	0.5	0.8	0.9
Interest expense	18.2	9.6	25.3	19.3
Interest income	0.3	0.4	0.6	0.7
Income from continuing operations before taxes	63.7	54.8	83.3	103.0
Income tax provision	21.4	18.2	27.9	36.9
Income from continuing operations, net	42.3	36.6	55.4	66.1
Income from discontinued operations, net	—	0.7	—	0.7
Net income	$42.3	$37.3	$55.4	$66.8
Net income per common share:
Basic income per common share:
Income from continuing operations, net	$0.55	$0.46	$0.71	$0.84
Income from discontinued operations, net	—	0.01	—	0.01
Net income	$0.55	$0.47	$0.71	$0.85
Diluted income per common share:
Income from continuing operations, net	$0.54	$0.46	$0.70	$0.82
Income from discontinued operations, net	—	0.01	—	0.01
Net income	$0.54	$0.47	$0.70	$0.83

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Sales for the three months ended June 30, 2015 were $535.4 million compared to $570.4 million in the same period last year, a decrease of $35.0 million, or 6%.  Chlor Alkali Products sales decreased by $43.8 million primarily due to lower chlorine and caustic soda volumes and lower product prices, predominantly caustic soda. Chemical Distribution sales decreased by $5.3 million primarily due to decreased caustic soda volumes and prices partially offset by increased shipments of potassium hydroxide, hydrochloric acid and bleach. These decreases were partially offset by increased Winchester sales of $13.2 million primarily due to increased shipments to commercial, law enforcement and military customers.

Gross margin decreased $16.9 million, or 16%, compared to the three months ended June 30, 2014. Chlor Alkali Products gross margin decreased by $16.2 million, primarily due to decreased chlorine and caustic soda volumes, lower product prices, predominantly caustic soda, and higher operating costs for maintenance turnarounds partially offset by lower energy costs. These decreases were partially offset by insurance recoveries, representing reimbursement of costs incurred and expensed in prior periods, related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Chemical Distribution gross margin increased by $2.1 million primarily due to increased caustic soda margins and higher shipments of potassium hydroxide and hydrochloric acid. Winchester gross margin increased by $1.0 million primarily due to decreased commodity and other material costs and decreased operating costs, which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS. These increases were partially offset by a less favorable product mix for pistol and shotshell ammunition. Gross margin as a percentage of sales decreased to 17% in 2015 from 19% in 2014.

Selling and administration expenses for the three months ended June 30, 2015 decreased $1.8 million, or 4%, from the three months ended June 30, 2014 primarily due to decreased stock-based compensation expense of $2.2 million, which includes mark-to-market adjustments, and decreased consulting fees of $0.9 million. These decreases were partially offset by increased non-income tax expense of $1.7 million. Selling and administration expenses as a percentage of sales were 7% in both 2015 and 2014.

Restructuring charges for the three months ended June 30, 2015 were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges for the three months ended June 30, 2014 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition-related costs of $10.5 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, were associated with Olin’s pending acquisition of a significant portion of TDCC’s chlor alkali and downstream derivatives businesses.

Other operating income for the three months ended June 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Other operating income for the three months ended June 30, 2014 included a gain of $1.0 million for the resolution of a contract matter.

Interest expense increased by $8.6 million for the three months ended June 30, 2015, primarily due to acquisition financing expenses of $11.6 million for the Bridge Financing associated with Olin’s pending acquisition of a significant portion of TDCC's chlor alkali and downstream derivatives businesses. This increase was partially offset by lower interest rates.

The effective tax rate from continuing operations for the three months ended June 30, 2015 included a benefit of $1.0 million associated with a return to provision adjustment for the finalization of our prior years’ U.S. federal and state income tax returns and an expense of $0.3 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates. After giving consideration to these two items, the effective tax rate from continuing operations for the three months ended June 30, 2015 of 34.7% was lower than the the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, partially offset by the effect of state income taxes net of the utilization of certain state tax credits. The effective tax rate from continuing operations for the three months ended June 30, 2014 included a benefit of $1.1 million associated with a return to provision adjustment for the finalization of our 2013 U.S. federal and state income tax returns and an expense of $0.5 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates. After giving consideration to these items, the effective tax rate from continuing operations for the three months ended June 30, 2014 of 34.3% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, partially offset by state income taxes net of the utilization of certain state tax credits.

Income from discontinued operations, net for the three months ended June 30, 2014 included an after tax gain of $0.7 million ($4.6 million pretax) for the favorable resolution of certain indemnity obligations related to our Metals business sold in 2007.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Sales for the six months ended June 30, 2015 were $1,053.4 million compared to $1,147.8 million in the same period last year, a decrease of $94.4 million, or 8%.  Chlor Alkali Products sales decreased by $79.4 million primarily due to lower chlorine and caustic soda volumes and lower product prices, predominantly caustic soda. Winchester sales decreased by $8.7 million primarily due to decreased shipments to commercial customers partially offset by increased shipments to military customers. Chemical Distribution sales decreased by $4.7 million primarily due to decreased caustic soda volumes and prices partially offset by increased shipments of potassium hydroxide, hydrochloric acid and bleach.

Gross margin decreased $34.1 million, or 16%, compared to the six months ended June 30, 2014. Chlor Alkali Products gross margin decreased by $28.6 million, primarily due to decreased chlorine and caustic soda volumes and lower product prices, predominantly caustic soda. These decreases were partially offset by insurance recoveries, representing reimbursement of costs incurred and expensed in prior periods, related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and lower operating costs. Winchester gross margin was lower by $7.9 million primarily due to lower volumes and a less favorable product mix for pistol and shotshell ammunition. These decreases were partially offset by lower commodity and other material costs and decreased operating costs, which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS. Chemical Distribution gross margin increased by $3.6 million primarily due to higher shipments of potassium hydroxide and hydrochloric acid and increased caustic soda margins. Gross margin as a percentage of sales decreased to 17% in 2015 from 18% in 2014.

Selling and administration expenses for the six months ended June 30, 2015 increased $1.7 million, or 2%, from the six months ended June 30, 2014 primarily due to increased stock-based compensation expense of $5.4 million, which includes mark-to-market adjustments. This increase was partially offset by decreased legal and legal-related settlement expenses of $2.0 million and decreased consulting fees of $1.9 million. Selling and administration expenses as a percentage of sales were 8% in 2015 and 7% in 2014.

Restructuring charges for the six months ended June 30, 2015 were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges for the six months ended June 30, 2014 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition-related costs of $20.9 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively, were associated with Olin’s pending acquisition of a significant portion of TDCC’s chlor alkali and downstream derivatives businesses.

Other operating income for the six months ended June 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Other operating income for the six months ended June 30, 2014 included a gain of $1.0 million for the resolution of a contract matter.

Interest expense increased by $6.0 million for the six months ended June 30, 2015, primarily due to acquisition financing expenses of $12.0 million for the Bridge Financing associated with Olin’s pending acquisition of a significant portion of TDCC's chlor alkali and downstream derivatives businesses. This increase was partially offset by lower interest rates.

The effective tax rate from continuing operations for the six months ended June 30, 2015 included a benefit of $1.0 million associated with a return to provision adjustment for the finalization of our prior years’ U.S. federal and state income tax returns and an expense of $0.3 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates. After giving consideration to these two items, the effective tax rate from continuing operations for the six months ended June 30, 2015 of 34.3% was lower than the the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, partially offset by the effect of state income taxes net of the utilization of certain state tax credits. The effective tax rate from continuing operations for the six months ended June 30, 2014 included a $1.6 million expense primarily associated with increases in valuation allowances on certain state tax credit carryforwards associated with a change in a state tax law and an expense of $0.5 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates, partially offset by a $1.1 million benefit associated with a return to provision adjustment for the finalization of our 2013 U.S. federal and state income tax returns. After giving consideration to these items, the effective tax rate from continuing operations for the six months ended June 30, 2014 of 34.9% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, partially offset by state income taxes net of the utilization of certain state tax credits.

Income from discontinued operations, net for the six months ended June 30, 2014 included an after tax gain of $0.7 million ($4.6 million pretax) for the favorable resolution of certain indemnity obligations related to our Metals business sold in 2007.

Segment Results

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating (expense) income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $23.8 million and $24.7 million for the three months ended June 30, 2015 and 2014, respectively, and $47.0 million and $45.4 million for the six months ended June 30, 2015 and 2014, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales:	($ in millions)
Chlor Alkali Products	$294.7	$338.5	$587.4	$666.8
Chemical Distribution	70.3	75.6	140.1	144.8
Winchester	194.2	181.0	372.9	381.6
Intersegment sales elimination	(23.8)	(24.7)	(47.0)	(45.4)
Total sales	$535.4	$570.4	$1,053.4	$1,147.8
Income (loss) from continuing operations before taxes:
Chlor Alkali Products(1)	$25.0	$40.8	$48.1	$75.1
Chemical Distribution	2.4	—	3.4	(0.8)
Winchester	33.9	33.1	63.7	71.4
Corporate/other:
Pension income(2)	7.4	7.5	14.5	15.4
Environmental expense	(5.1)	(1.2)	(5.8)	(4.7)
Other corporate and unallocated costs	(13.2)	(14.6)	(35.3)	(31.9)
Restructuring charges(3)	(0.7)	(2.3)	(1.9)	(3.3)
Acquisition-related costs(4)	(10.5)	(0.2)	(20.9)	(0.4)
Other operating income(5)	42.4	0.9	42.2	0.8
Interest expense(6)	(18.2)	(9.6)	(25.3)	(19.3)
Interest income	0.3	0.4	0.6	0.7
Income from continuing operations before taxes	$63.7	$54.8	$83.3	$103.0

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $0.4 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively.

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

(3)
Restructuring charges for the three and six months ended June 30, 2015 were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges for the three and six months ended June 30, 2014 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(4)
Acquisition-related costs for the three and six months ended June 30, 2015 and 2014 were associated with Olin’s pending acquisition of a significant portion of TDCC's chlor alkali and downstream derivatives businesses.

(5)
Other operating income for the three and six months ended June 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Other operating income for the three and six months ended June 30, 2014 included a gain of $1.0 million for the resolution of a contract matter.

(6)
Interest expense for the three and six months ended June 30, 2015 included acquisition financing expenses of $11.6 million and $12.0 million, respectively, for the Bridge Financing associated with Olin’s pending acquisition of a significant portion of TDCC's chlor alkali and downstream derivatives businesses.

Chlor Alkali Products

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Chlor Alkali Products’ sales for the three months ended June 30, 2015 were $294.7 million compared to $338.5 million for the three months ended June 30, 2014, a decrease of $43.8 million, or 13%.  The sales decrease was primarily due to lower volumes of chlorine and caustic soda ($26.9 million), hydrochloric acid ($3.6 million) and potassium hydroxide ($3.5 million) and lower product prices ($8.6 million). Product prices for caustic soda and bleach were lower, partially offset by increased chlorine and hydrochloric acid prices. Our ECU netbacks were approximately $505 for the three months ended June 30, 2015 compared to approximately $510 for the three months ended June 30, 2014.  Our operating rate for the three months ended June 30, 2015 was 84%, which reflected the capacity reductions that occurred in the fourth quarter of 2014, compared to the operating rate of 86% for the three months ended June 30, 2014. The lower operating rate for the three months ended June 30, 2015 was affected by customer outages and planned and unplanned maintenance outages at our facilities.

Chlor Alkali Products segment income was $25.0 million for the three months ended June 30, 2015, compared to $40.8 million for the same period in 2014, a decrease of $15.8 million, or 39%.  Chlor Alkali Products segment income was lower primarily due to decreased volumes ($16.9 million), primarily chlorine and caustic soda, lower product prices ($8.6 million) and higher operating costs ($0.2 million) for maintenance turnarounds partially offset by lower energy costs. Product prices for caustic soda and bleach were lower, partially offset by increased chlorine and hydrochloric acid prices. These decreases were partially offset by insurance recoveries ($9.9 million), representing reimbursement of costs incurred and expensed in prior periods, related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Chlor Alkali Products’ sales for the six months ended June 30, 2015 were $587.4 million compared to $666.8 million for the six months ended June 30, 2014, a decrease of $79.4 million, or 12%.  The sales decrease was primarily due to lower volumes of chlorine and caustic soda ($55.8 million), potassium hydroxide ($8.1 million) and hydrochloric acid ($4.2 million) and lower product prices ($9.4 million). Product prices for caustic soda and bleach were lower, partially offset by increased chlorine and hydrochloric acid prices. Our ECU netbacks were approximately $505 for the six months ended June 30, 2015 compared to approximately $515 for the six months ended June 30, 2014.  Our operating rate for the six months ended June 30, 2015 was 83%, which reflected the capacity reductions that occurred in the fourth quarter of 2014, compared to the operating rate of 83% for the six months ended June 30, 2014.

Chlor Alkali Products segment income was $48.1 million for the six months ended June 30, 2015, compared to $75.1 million for the same period in 2014, a decrease of $27.0 million, or 36%.  Chlor Alkali Products segment income was lower primarily due to decreased volumes ($31.6 million), primarily chlorine and caustic soda, and lower product prices ($9.4 million). Product prices for caustic soda and bleach were lower, partially offset by increased chlorine and hydrochloric acid prices. These decreases were partially offset by insurance recoveries ($9.9 million), representing reimbursement of costs incurred and expensed in prior periods, related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and lower operating costs ($4.1 million).

Chemical Distribution

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Chemical Distribution sales for the three months ended June 30, 2015 were $70.3 million compared to $75.6 million for the three months ended June 30, 2014, a decrease of $5.3 million, or 7%.  The sales decrease was primarily due to lower caustic soda volumes ($5.1 million) and decreased caustic soda prices ($3.5 million). These decreases were partially offset by increased shipments of potassium hydroxide, hydrochloric acid and bleach ($3.6 million).

Chemical Distribution segment income was $2.4 million for the three months ended June 30, 2015 compared to breakeven for the three months ended June 30, 2014, an increase of $2.4 million. Chemical Distribution segment income was higher than the comparable period in the prior year primarily as a result of increased caustic soda margins ($1.1 million) and higher shipments of potassium hydroxide, hydrochloric acid and bleach ($1.1 million). Chemical Distribution segment income included depreciation and amortization expense of $3.9 million for both the three months ended June 30, 2015 and 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Chemical Distribution sales for the six months ended June 30, 2015 were $140.1 million compared to $144.8 million for the six months ended June 30, 2014, a decrease of $4.7 million, or 3%.  The sales decrease was primarily due to lower caustic soda volumes ($6.0 million) and decreased caustic soda prices ($5.9 million). These decreases were partially offset by increased shipments of potassium hydroxide, hydrochloric acid and bleach ($7.7 million).

Chemical Distribution segment income was $3.4 million for the six months ended June 30, 2015 compared to a loss of $0.8 million for the six months ended June 30, 2014, an increase of $4.2 million. Chemical Distribution segment income was higher than the comparable period in the prior year primarily as a result of higher shipments of potassium hydroxide, hydrochloric acid and bleach ($3.0 million) and increased caustic soda margins ($1.2 million). Chemical Distribution segment income included depreciation and amortization expense of $7.8 million and $7.9 million for the six months ended June 30, 2015 and 2014, respectively.

Winchester

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Winchester sales were $194.2 million for the three months ended June 30, 2015 compared to $181.0 million for the three months ended June 30, 2014, an increase of $13.2 million, or 7%.  The sales increase was primarily due to increased shipments of ammunition to commercial customers ($6.1 million), military customers ($5.0 million), law enforcement agencies ($1.5 million) and industrial customers ($0.6 million), who primarily supply the construction sector.

Winchester reported segment income of $33.9 million for the three months ended June 30, 2015 compared to $33.1 million for the three months ended June 30, 2014, an increase of $0.8 million, or 2%.  The increase was due to lower commodity and other material costs ($3.3 million), decreased operating costs ($1.5 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($5.4 million), and higher selling prices ($0.8 million). These increases were partially offset by a less favorable product mix of pistol and shotshell ammunition ($4.8 million).

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Winchester sales were $372.9 million for the six months ended June 30, 2015 compared to $381.6 million for the six months ended June 30, 2014, a decrease of $8.7 million, or 2%.  The sales decrease was primarily due to lower shipments of ammunition to commercial customers ($18.9 million). This decrease was partially offset by increased shipments to military customers ($10.3 million).

Winchester reported segment income of $63.7 million for the six months ended June 30, 2015 compared to $71.4 million for the six months ended June 30, 2014, a decrease of $7.7 million, or 11%.  The decrease was due to lower volumes and a less favorable product mix of pistol and shotshell ammunition ($16.4 million). This decrease was partially offset by lower commodity and other material costs ($5.7 million), decreased operating costs ($2.2 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($9.2 million), and higher selling prices ($0.9 million).

Corporate/Other

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

For the three months ended June 30, 2015, pension income included in corporate/other was $7.4 million compared to $7.5 million for the three months ended June 30, 2014.  On a total company basis, defined benefit pension income for the three months ended June 30, 2015 was $6.3 million compared to $5.9 million for the three months ended June 30, 2014.

For the three months ended June 30, 2015, charges to income for environmental investigatory and remedial activities were $5.1 million compared to $1.2 million for the three months ended June 30, 2014. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended June 30, 2015, other corporate and unallocated costs were $13.2 million compared to $14.6 million for the three months ended June 30, 2014, a decrease of $1.4 million, or 10%.  The decrease was primarily due to decreased stock-based compensation expense of $2.2 million, which includes mark-to-market adjustments, and decreased legal and legal-related settlement expenses of $1.0 million. These decreases were partially offset by increased non-income tax expense of $1.6 million.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

For the six months ended June 30, 2015, pension income included in corporate/other was $14.5 million compared to $15.4 million for the six months ended June 30, 2014.  On a total company basis, defined benefit pension income for the six months ended June 30, 2015 was $12.1 million compared to $12.3 million for the six months ended June 30, 2014.

For the six months ended June 30, 2015, charges to income for environmental investigatory and remedial activities were $5.8 million compared to $4.7 million for the six months ended June 30, 2014. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the six months ended June 30, 2015, other corporate and unallocated costs were $35.3 million compared to $31.9 million for the six months ended June 30, 2014, an increase of $3.4 million, or 11%.  The increase was primarily due to increased stock-based compensation expense of $5.5 million, which includes mark-to-market adjustments, and increased non-income tax expense of $1.6 million. These increases were partially offset by decreased legal and legal-related settlement expenses of $2.6 million and decreased consulting fees of $0.8 million.

Outlook

Net income in the third quarter of 2015 is projected to be in the $0.05 to $0.10 per diluted share range, which includes pretax acquisition-related costs of approximately $17 million and acquisition financing expenses of approximately $8 million. Net income in the third quarter of 2014 was $0.33 per diluted share, which included $9.5 million of expense for the call premium and the write-off of unamortized deferred debt issuance costs and unamortized discount associated with the redemption of our $150.0 million 8.875% Senior Notes.
In Chlor Alkali Products, the third quarter of 2015 segment income is expected to be lower than the third quarter of 2014 segment income of $26.2 million, primarily due to lower caustic soda volumes.   The Chlor Alkali Products operating rate in the third quarter of 2015 is expected to be in the mid 80% range.

Second quarter of 2015 ECU netbacks of approximately $505 were 1% lower than the second quarter of 2014 ECU netbacks of approximately $510 and were consistent with the first quarter of 2015 ECU netbacks of approximately $505. The decrease from the second quarter of 2014 was due to lower caustic soda prices partially offset by higher chlorine prices. ECU netbacks in the third quarter of 2015 are forecast to be comparable with the second quarter of 2015 as a result of higher chlorine prices offset by lower caustic soda prices. In the second quarter of 2015, we announced a chlorine price increase of $40 per ton. While the success of this price increase is not yet known, the majority of the benefit, if realized, would impact third quarter of 2015 results.
Chemical Distribution third quarter 2015 segment income is expected to improve compared to segment income in the second quarter of 2015 of $2.4 million and third quarter of 2014 of $0.8 million. We expect sales volumes in the third quarter of 2015 to increase compared to the second quarter of 2015 due to the seasonal increase in bleach, and we expect to see continued earnings contributions from Olin-produced hydrochloric acid and potassium hydroxide.
Winchester third quarter 2015 segment income is expected to be similar to the $38.5 million of segment income achieved during the third quarter of 2014. Although the consumer demand for pistol, shotshell and rifle ammunition has declined compared to the historically high demand levels, it remains strong. The Winchester commercial backlog on June 30, 2015 was $258.8 million compared to $123.7 million at June 30, 2012. Winchester full year 2015 segment income is expected to be higher than the full year 2014 segment income of $127.3 million, primarily due to lower operating costs associated with our new centerfire operation in Oxford, MS. Commercial ammunition shipments for the second half of 2015 are expected to experience a year-over-year improvement compared to 2014.
In October 2011, Winchester opened the new centerfire production facility in Oxford, MS. During the first half of 2015, all pistol and rifle ammunition was produced in Oxford. This relocation, which is projected to be completed in 2016, is forecast to reduce Winchester's annual operating costs by approximately $40 million. We expect the centerfire relocation project to generate operating costs savings of approximately $35 million in 2015 compared to $24.1 million realized in 2014.
Second quarter 2015 included $10.5 million of acquisition-related costs and interest expense included $11.6 million of acquisition financing expenses associated with Olin’s pending acquisition of a significant portion of TDCC’s chlor alkali and downstream derivatives businesses. We anticipate third quarter 2015 to include approximately $17 million of acquisition-related costs and approximately $8 million of acquisition financing expenses. During 2015, we expect to incur one-time costs in connection with the Merger and related transactions, including approximately $55 million to $60 million of advisory, legal, accounting, integration and other professional fees, approximately $50 million of costs associated with the change in control mandatory acceleration of expenses under deferred compensation plans as a result of the transaction and approximately $25 million to $30 million of acquisition financing fees.
Third quarter 2015 Other Corporate and Unallocated costs are expected to be higher compared to the second quarter of 2015 Other Corporate and Unallocated costs of $13.2 million.
During the third quarter of 2015, we are anticipating environmental expenses to increase from the third quarter of 2014 by approximately $6 million.  We anticipate that full year 2015 charges for environmental investigatory and remedial activities will be in the $15 million to $20 million range. We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2015.
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
During the third quarter of 2015, we are anticipating pretax restructuring charges of approximately $1 million, primarily associated with the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and permanently closing a portion of the Becancour, Canada chlor alkali facility.
In 2015, we expect our capital spending to be in the $105 million to $115 million range and that depreciation and amortization expense will be in the $140 million range.
We believe the 2015 effective tax rate will be in the 34% to 37% range.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $5.1 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $5.8 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively.

Our liabilities for future environmental expenditures were as follows:

	June 30,
	2015	2014
	($ in millions)
Balance at beginning of year	$138.3	$144.6
Charges to income	5.8	4.7
Remedial and investigatory spending	(5.4)	(7.0)
Currency translation adjustments	(0.8)	—
Balance at end of period	$137.9	$142.3

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2015 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $20 million.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $1.9 million at June 30, 2015.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2014 and are expected to be material to operating results in 2015.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $137.9 million at June 30, 2015, $138.3 million at December 31, 2014 and $142.3 million at June 30, 2014, of which $118.9 million, $119.3 million and $124.3 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of June 30, 2015, December 31, 2014 and June 30, 2014, our condensed balance sheets included liabilities for these legal actions of $22.4 million, $22.1 million and $23.8 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

For the three months ended June 30, 2015 we recognized insurance recoveries of $52.2 million for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Cost of goods sold was reduced by $9.0 million and selling and administration was reduced by $0.9 million for the reimbursement of costs incurred and expensed in prior periods and other operating income included a gain of $42.3 million.
Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Six Months Ended June 30,
	2015	2014
Provided By (Used For)	($ in millions)
Net operating activities	$48.1	$37.4
Capital expenditures	(51.1)	(32.5)
Proceeds from disposition of property, plant and equipment	24.7	1.8
Net investing activities	(23.1)	(28.1)
Earn out payment – SunBelt	—	(14.8)
Common stock repurchased and retired	—	(29.7)
Deferred debt issuance costs	(18.7)	(1.2)
Net financing activities	(49.4)	(71.5)

Operating Activities

For the six months ended June 30, 2015, cash provided by operating activities increased by $10.7 million from the six months ended June 30, 2014, primarily due to a smaller increase in working capital, partially offset by lower earnings. For the six months ended June 30, 2015, working capital increased $51.9 million compared to an increase of $92.6 million in 2014. Receivables increased from December 31, 2014 by $58.2 million as a result of higher sales in the second quarter of 2015 compared with the fourth quarter of 2014. Working capital was also impacted by a $31.3 million decrease in cash tax payments.
Investing Activities

Capital spending of $51.1 million for the six months ended June 30, 2015 was $18.6 million higher than the corresponding period in 2014.  For the total year 2015, we expect our capital spending to be in the $105 million to $115 million range. We expect depreciation and amortization expense to be in the $140 million range for 2015.

Proceeds from disposition of property, plant and equipment for the six months ended June 30, 2015 included $24.0 million of insurance recoveries for property damage related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

For the six months ended June 30, 2015, we received $4.4 million from the October 2013 sale of a bleach joint venture.

Financing Activities

For the six months ended June 30, 2015, we repaid $1.9 million under the required quarterly installments of the $150.0 million term loan facility.

For the six months ended June 30, 2014, we paid $26.7 million for the earn out related to the 2013 SunBelt performance.  The earn out payment for the six months ended June 30, 2014 included $14.8 million that was recognized as part of the original purchase price.  The $14.8 million is included as a financing activity in the statement of cash flows.

For the six months ended June 30, 2014, we purchased and retired 1.1 million shares with a total value of $29.7 million.

We issued 0.1 million shares and 0.3 million shares representing stock options exercised for the six months ended June 30, 2015 and 2014, respectively, with a total value of $3.1 million and $7.3 million, respectively.

For the six months ended June 30, 2015, we paid deferred debt issuance costs of $18.7 million for the Bridge Financing associated with Olin’s pending acquisition of a significant portion of TDCC's chlor alkali and downstream derivatives businesses. For the six months ended June 30, 2014, we paid deferred debt issuance costs of $1.2 million related to the five-year $415.0 million senior credit facility.

The percent of total debt to total capitalization decreased to 39.0% at June 30, 2015 from 40.0% at December 31, 2014.  The decrease was primarily due to higher shareholders’ equity primarily resulting from the net income for the six months ended June 30, 2015.

In the first two quarters of 2015 and 2014, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the six months ended June 30, 2015 and 2014 were $31.0 million and $31.7 million, respectively.  On July 23, 2015, our board of directors declared a dividend of $0.20 per share on our common stock, payable on September 10, 2015 to shareholders of record on August 10, 2015.

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

For the six months ended June 30, 2015, cash provided by operating activities increased by $10.7 million from the six months ended June 30, 2014, primarily due to a smaller increase in working capital, partially offset by lower earnings. For the six months ended June 30, 2015, working capital increased $51.9 million compared to an increase of $92.6 million in 2014. Receivables increased from December 31, 2014 by $58.2 million as a result of higher sales in the second quarter of 2015 compared with the fourth quarter of 2014. Working capital was also impacted by a $31.3 million decrease in cash tax payments.

Capital spending of $51.1 million for the six months ended June 30, 2015 was $18.6 million higher than the corresponding period in 2014. For the total year 2015, we expect our capital spending to be in the $105 million to $115 million range. We expect depreciation and amortization expense to be in the $140 million range for 2015.

The overall use of cash of $24.4 million for the six months ended June 30, 2015 primarily reflects the normal seasonal growth in working capital. Based on the seasonality of our working capital, our June 30, 2015 cash balance of $232.4 million and the availability of $258.7 million of liquidity from our senior revolving credit facility, we believe we have sufficient liquidity to meet our short-term and long-term needs. Additionally, we believe that we have access to the debt and equity markets.

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. This authorization replaced the July 2011 program. For the six months ended June 30, 2015, no shares were purchased and retired. For the six months ended June 30, 2014, 1.1 million shares were purchased and retired at a cost of $29.7 million. As of June 30, 2015, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to our pending acquisition of certain chlor alkali and downstream derivatives businesses from TDCC, we are restricted from repurchasing shares of our common stock prior to the consummation of the Merger.  After the closing of the Merger for a period of two years, we will continue to be subject to certain restrictions on our ability to conduct share repurchases, subject to certain exceptions.

On June 24, 2014, we entered into a five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our $150.0 million 8.875% senior notes, which would have matured on August 15, 2019. The senior credit facility will expire in June 2019. The $265.0 million senior revolving credit facility includes a $60.0 million letter of credit subfacility and the option to expand the facility by an additional $100.0 million. At June 30, 2015, we had $258.7 million available under our $265.0 million senior revolving credit facility because we had issued $6.3 million of letters of credit under the $60.0 million subfacility.  The $150.0 million term loan facility includes amortization in equal quarterly installments at a rate of 2.5% annually for the first two years increasing to 5% for the remaining three years. Under the senior credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of June 30, 2015 and 2014, and December 31, 2014, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.  As of June 30, 2015, there were no covenants or other restrictions that limited our ability to borrow.

On June 23, 2015, Spinco entered into a new five-year $1,050.0 million delayed-draw term loan facility that will be used to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which will replace Olin’s current $265.0 million senior revolving credit facility at the closing of the Merger, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility that will be used to pay fees and expenses of the transactions contemplated by the Merger Agreement and the Separation Agreement, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. The new senior credit facilities will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. The term loan facilities includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. The terms and conditions of the new senior credit facilities are similar to those of our current $415.0 million senior credit facility. Under its applicable new senior credit facilities, Olin or Spinco, as the case may be, may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the applicable senior credit facilities is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facilities include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.

At June 30, 2015, we had total letters of credit of $20.2 million outstanding, of which $6.3 million were issued under our $265.0 million senior revolving credit facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain Canadian pension funding requirements.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide $3,354.5 million, which, as of June 30, 2015, has been reduced to $1,766.5 million, of Bridge Financing, if needed, associated with Olin’s pending acquisition of a significant portion of TDCC’s chlor alkali and downstream derivatives businesses, in each case on the terms and conditions set forth in the commitment letters. The reduction of the commitments under the Bridge Financing is primarily due to entering into the new five-year $1,850.0 million senior credit facility agreement. To the extent the Bridge Financing is needed, if at all, drawings on the commitment would be due within 364 days after the closing of the Merger.
Our current debt structure is used to fund our business operations.  As of June 30, 2015, we had long-term borrowings, including current installments and capital lease obligations, of $672.1 million, of which $303.1 million was issued at variable rates.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011.  The result was a gain of $2.2 million, which will be recognized through 2017. As of June 30, 2015, $0.6 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of June 30, 2015, $2.5 million of this gain was included in current installments of long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At June 30, 2015, December 31, 2014 and June 30, 2014, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11), which amends ASC 330 “Inventory.” This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This update simplifies the current guidance under which an entity must measure inventory at the lower of cost or market. This update does not impact inventory measured using LIFO. This update is effective for fiscal years beginning after December 15, 2016. This update will not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03), which amends ASC 835-30 “Interest - Imputation of Interest.” This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update is effective for fiscal years beginning after December 15, 2015. This update will require certain reclassifications on our consolidated balance sheets.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new Topic, ASC 606 “Revenue from Contracts with Customers.” This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. In July 2015, the FASB agreed that this update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, a deferral of one year from the previous effective date. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester and Chemical Distribution segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of June 30, 2015, we maintained open positions on futures contracts with a notional value totaling $75.8 million ($89.3 million at December 31, 2014 and $81.7 million at June 30, 2014).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of June 30, 2015, we would experience an $7.6 million ($8.9 million at December 31, 2014 and $8.2 million at June 30, 2014) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of June 30, 2015, December 31, 2014 and June 30, 2014, we had long-term borrowings, including current installments and capital lease obligations, of $672.1 million, $675.1 million and $689.2 million, respectively, of which $303.1 million, $305.0 million and $155.9 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, were issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of June 30, 2015, $0.6 million of this gain was included in long-term debt. We had entered into the interest rate swaps, whereby we agreed to pay variable rates to Wells Fargo who, in turn, paid us fixed rates.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of June 30, 2015, $2.5 million of this gain was included in current installments of long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	June 30, 2015
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.5% - 4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5% - 4.5%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.5% - 4.5%	(a)
6.75%, due 2016	$60.0	October 2011	3.5% - 4.5%	(a)

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

Our interest rate swaps reduced interest expense by $1.4 million for both the six months ended June 30, 2015 and 2014.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	changes in legislation or government regulations or policies;

•	higher-than-expected raw material and energy, transportation and/or logistics costs;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	the failure or an interruption of our information technology systems;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital;

•	weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior revolving credit facility and certain tax-exempt bonds;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	factors relating to the satisfaction of the conditions to the proposed transaction with TDCC, including regulatory approvals and the required approvals of our shareholders;

•	our and TDCC’s ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction with TDCC;

•	the possibility that we may be unable to achieve expected synergies and operating efficiencies in connection with the transaction with TDCC within the expected time-frames or at all;

•	the integration of TDCC chlorine products business being more difficult, time-consuming or costly than expected;

•	the effect of any changes resulting from the proposed transaction in customer, supplier and other business relationships;

•	general market perception of the proposed transaction with TDCC; and

•	exposure to lawsuits and contingencies associated with TDCC’s chlorine products business.

You should consider all of our forward-looking statements in light of these factors.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II - Other Information

Item 1.  Legal Proceedings.

Not Applicable.

Item 1A.  Risk Factors.

On March 27, 2015, Olin and TDCC announced that we have agreed to acquire certain chlor alkali and downstream derivatives businesses from TDCC using a tax-efficient Reverse Morris Trust structure. See Part 1, Item 2 of this report. For additional information regarding the Merger, please see our Current Report on Form 8-K filed on March 27, 2015 and our Registration Statement on Form S-4 filed on July 16, 2015 (the “Registration Statement”). For information concerning risks related to the Merger, please see the section of the Registration Statement entitled “Risk Factors - Risks Related to the Transactions.” For information concerning the risks that we will face after consummation of the Merger, please see the section of the Registration Statement entitled “Risk Factors - Other Risks that Relate to Olin Including the Dow Chlorine Products Business after the Consummation of the Transactions.” In addition to the risks we identified in Item 1A of our annual Report on Form 10-K, we have identified the following risks related to the Merger:

The Merger may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the Merger is subject to numerous conditions, including (1) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), and the receipt of regulatory approvals in certain other jurisdictions, (2) the effectiveness of registration statements filed with the SEC in connection with the Merger and the Distribution, (3) the approval by Olin’s shareholders of the Share Issuance and the Charter Amendment, (4) the receipt by TDCC of a favorable IRS private letter ruling with respect to certain aspects of the Separation and the Distribution and an opinion from its counsel with respect to certain federal income tax matters related to the Separation, Distribution and Exchange, (5) the receipt by TDCC, on the one hand, and Olin, on the other hand, of an opinion from their respective counsel to the effect that the Merger will be treated as a “reorganization” for U.S. federal income tax purposes, (6) the consummation of the Exchange (unless TDCC elects to receive cash for the full amount of the Cash and Debt Distribution as described in the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this report) and (7) other customary closing conditions. On June 16, 2015, Olin announced that the waiting period applicable to the Merger under the HSR Act expired and on July 6, 2015, Olin announced that all foreign regulatory approvals required to close the Merger had been obtained. On July 17, 2015, TDCC announced that it had received a favorable private letter ruling from the IRS with respect to certain aspects of the Separation and Distribution. However, there is no assurance that the Merger will be consummated on the terms or timeline currently contemplated, or at all. We have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory and financial services fees related to the Merger. These expenses must be paid regardless of whether the Merger is consummated.

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

•	potential disruption of the business of Olin and distraction of its workforce and management team.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	—	—	—
May 1-31, 2015	—	—	—
June 1-30, 2015	—	—	—
Total				6,062,657	(1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that will terminate on April 24, 2017.  Through June 30, 2015, 1,937,343 shares had been repurchased, and 6,062,657 shares remained available for purchase under this program.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits.

10.1
Amendment No. 1, dated as of April 29, 2015, among Olin Corporation, Olin Canada ULC, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, to the Credit Agreement dated as of June 24, 2014 among Olin Corporation, Olin Canada ULC, the lenders and issuing banks from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated April 29, 2015*

10.2
Credit Agreement dated as of June 23, 2015 among Olin Corporation, Olin Canada ULC, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated June 29, 2015*

10.3
Credit Agreement dated as of June 23, 2015 among Blue Cube Spinco Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated June 29, 2015*

10.4
Amendment No. 4, dated as of June 23, 2015, among Olin Corporation, certain lenders party thereto and PNC Bank, National Association, as administrative agent, to the Amended and Restated Funding and Credit Agreement dated June 23, 2014 among Olin Corporation, the lenders from time to time party thereto and PNC Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K dated June 29, 2015*

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

OLIN CORPORATION
(Registrant)

By:	/s/ Todd A. Slater
Vice President and Chief Financial Officer (Authorized Officer)

Date: August 3, 2015

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment No. 1, dated as of April 29, 2015, among Olin Corporation, Olin Canada ULC, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, to the Credit Agreement dated as of June 24, 2014 among Olin Corporation, Olin Canada ULC, the lenders and issuing banks from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated April 29, 2015*

10.2
Credit Agreement dated as of June 23, 2015 among Olin Corporation, Olin Canada ULC, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated June 29, 2015*

10.3
Credit Agreement dated as of June 23, 2015 among Blue Cube Spinco Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated June 29, 2015*

10.4
Amendment No. 4, dated as of June 23, 2015, among Olin Corporation, certain lenders party thereto and PNC Bank, National Association, as administrative agent, to the Amended and Restated Funding and Credit Agreement dated June 23, 2014 among Olin Corporation, the lenders from time to time party thereto and PNC Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K dated June 29, 2015*

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