Form 10-Q
period 2015-09-30
OLIN CORP
filed 2015-11-04
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of October 30, 2015, 165,112,998 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2015	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$254.0	$256.8	$263.6
Receivables, net	300.4	263.1	333.4
Income taxes receivable	—	21.6	4.3
Inventories	232.5	210.1	198.8
Current deferred income taxes	69.1	54.2	45.8
Other current assets	12.4	10.3	11.1
Total current assets	868.4	816.1	857.0
Property, plant and equipment (less accumulated depreciation of $1,411.9, $1,330.7 and $1,324.6)	913.7	931.0	936.4
Prepaid pension costs	—	—	1.6
Restricted cash	—	—	2.0
Deferred income taxes	11.9	12.5	11.2
Other assets	167.7	191.4	197.7
Goodwill	747.1	747.1	747.1
Total assets	$2,708.8	$2,698.1	$2,753.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$143.3	$16.4	$16.4
Accounts payable	158.7	146.8	165.5
Income taxes payable	10.4	0.2	0.5
Accrued liabilities	272.8	214.3	209.2
Total current liabilities	585.2	377.7	391.6
Long-term debt	526.9	658.7	672.7
Accrued pension liability	97.2	182.0	64.7
Deferred income taxes	118.0	107.1	139.0
Other liabilities	335.4	359.3	363.8
Total liabilities	1,662.7	1,684.8	1,631.8
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 120.0 shares; issued and outstanding 77.6, 77.4 and 78.2 shares	77.6	77.4	78.2
Additional paid-in capital	796.2	788.3	805.9
Accumulated other comprehensive loss	(433.2)	(443.1)	(356.4)
Retained earnings	605.5	590.7	593.5
Total shareholders’ equity	1,046.1	1,013.3	1,121.2
Total liabilities and shareholders’ equity	$2,708.8	$2,698.1	$2,753.0

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Income
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$533.6	$593.6	$1,587.0	$1,741.4
Operating expenses:
Cost of goods sold	460.0	492.3	1,338.7	1,431.3
Selling and administration	35.8	41.8	122.7	127.0
Restructuring charges	0.3	1.2	2.2	4.5
Acquisition-related costs	14.5	1.0	35.4	1.4
Other operating (expense) income	(0.1)	—	42.1	0.8
Operating income	22.9	57.3	130.1	178.0
Earnings of non-consolidated affiliates	0.5	0.5	1.3	1.4
Interest expense	14.4	17.7	39.7	37.0
Interest income	0.3	0.2	0.9	0.9
Income from continuing operations before taxes	9.3	40.3	92.6	143.3
Income tax provision	3.4	14.2	31.3	51.1
Income from continuing operations, net	5.9	26.1	61.3	92.2
Income from discontinued operations, net	—	—	—	0.7
Net income	$5.9	$26.1	$61.3	$92.9
Net income per common share:
Basic income per common share:
Income from continuing operations, net	$0.08	$0.33	$0.79	$1.17
Income from discontinued operations, net	—	—	—	0.01
Net income	$0.08	$0.33	$0.79	$1.18
Diluted income per common share:
Income from continuing operations, net	$0.08	$0.33	$0.78	$1.15
Income from discontinued operations, net	—	—	—	0.01
Net income	$0.08	$0.33	$0.78	$1.16
Dividends per common share	$0.20	$0.20	$0.60	$0.60
Average common shares outstanding:
Basic	77.6	78.4	77.5	78.8
Diluted	78.3	79.5	78.5	80.0

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$5.9	$26.1	$61.3	$92.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1.7)	(1.5)	(2.8)	(0.5)
Unrealized losses on derivative contracts	(2.1)	(2.0)	(2.6)	(2.3)
Amortization of prior service costs and actuarial losses	4.9	3.5	15.3	11.5
Total other comprehensive income, net of tax	1.1	—	9.9	8.7
Comprehensive income	$7.0	$26.1	$71.2	$101.6

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2014	79.4	$79.4	$838.8	$(365.1)	$548.0	$1,101.1
Net income	—	—	—	—	92.9	92.9
Other comprehensive income	—	—	—	8.7	—	8.7
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(47.4)	(47.4)
Common stock repurchased and retired	(1.7)	(1.7)	(43.0)	—	—	(44.7)
Common stock issued for:
Stock options exercised	0.4	0.4	8.2	—	—	8.6
Other transactions	0.1	0.1	1.9	—	—	2.0
Balance at September 30, 2014	78.2	$78.2	$805.9	$(356.4)	$593.5	$1,121.2
Balance at January 1, 2015	77.4	$77.4	$788.3	$(443.1)	$590.7	$1,013.3
Net income	—	—	—	—	61.3	61.3
Other comprehensive income	—	—	—	9.9	—	9.9
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(46.5)	(46.5)
Common stock issued for:
Stock options exercised	0.1	0.1	3.0	—	—	3.1
Other transactions	0.1	0.1	2.1	—	—	2.2
Stock-based compensation	—	—	2.8	—	—	2.8
Balance at September 30, 2015	77.6	$77.6	$796.2	$(433.2)	$605.5	$1,046.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$61.3	$92.9
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(1.3)	(1.4)
Gains on disposition of property, plant and equipment	(23.6)	(0.6)
Stock-based compensation	5.5	3.5
Depreciation and amortization	104.9	104.3
Deferred income taxes	(11.5)	17.9
Qualified pension plan contributions	(0.5)	(0.6)
Qualified pension plan income	(21.0)	(21.4)
Change in:
Receivables	(37.3)	(46.7)
Income taxes receivable/payable	31.8	(10.2)
Inventories	(22.4)	(12.3)
Other current assets	(2.7)	0.9
Accounts payable and accrued liabilities	11.1	(12.0)
Other assets	25.7	5.1
Other noncurrent liabilities	(5.4)	(20.0)
Other operating activities	0.5	0.1
Net operating activities	115.1	99.5
Investing Activities
Capital expenditures	(79.7)	(49.7)
Proceeds from disposition of property, plant and equipment	24.8	4.0
Proceeds from disposition of affiliated companies	6.6	—
Restricted cash activity	—	2.2
Other investing activities	(2.8)	(0.5)
Net investing activities	(51.1)	(44.0)
Financing Activities
Long-term debt:
Borrowings	—	150.0
Repayments	(3.2)	(149.2)
Earn out payment – SunBelt	—	(14.8)
Common stock repurchased and retired	—	(44.7)
Stock options exercised	2.2	6.5
Excess tax benefits from stock-based compensation	0.4	1.1
Dividends paid	(46.5)	(47.4)
Debt issuance costs	(19.7)	(1.2)
Net financing activities	(66.8)	(99.7)
Net decrease in cash and cash equivalents	(2.8)	(44.2)
Cash and cash equivalents, beginning of period	256.8	307.8
Cash and cash equivalents, end of period	$254.0	$263.6
Cash paid for interest and income taxes:
Interest	$18.8	$30.8
Income taxes, net of refunds	$5.4	$42.7
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$1.7	$3.6

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

SUBSEQUENT EVENT
Acquisition

On October 5, 2015 (the Closing Date), Olin consummated the previously announced merger (the Merger) of our wholly owned subsidiary, Blue Cube Acquisition Corp. (Merger Sub), with and into Blue Cube Spinco Inc. (Spinco), with Spinco as the surviving corporation and a wholly owned subsidiary of Olin, as contemplated by the Agreement and Plan of Merger (the Merger Agreement) dated March 26, 2015, among Olin, The Dow Chemical Company (TDCC), Merger Sub and Spinco. Pursuant to the Merger Agreement and a Separation Agreement dated March 26, 2015 between TDCC and Spinco (the Separation Agreement), prior to the Merger, (1) TDCC transferred its U.S. chlor alkali and vinyl, global chlorinated organics and global epoxy businesses (collectively, the Acquired Business) to Spinco and (2) TDCC distributed Spinco’s stock to TDCC’s shareholders by way of a split-off (the Distribution). Upon consummation of the Transactions contemplated by the Merger Agreement and the Separation Agreement (the Transactions), the shares of Spinco common stock then outstanding were automatically converted into the right to receive approximately 87.5 million shares of Olin common stock, which were issued by Olin on the Closing Date, and represented approximately 53% of the outstanding shares of Olin common stock, together with cash in lieu of fractional shares. Olin’s pre-Merger shareholders continued to hold the remaining approximately 47% of the outstanding shares of Olin common stock. On the Closing Date, Spinco became a wholly owned subsidiary of Olin.

The aggregate purchase price for the Acquired Business of $5,069.8 million, subject to certain post-closing adjustments, consisted of $2,568.4 million of cash and debt transferred to TDCC, shares of Olin common stock received by TDCC shareholders valued at approximately $1,527.4 million, plus the assumption of pension liabilities of approximately $418.0 million and long-term debt of $556.0 million. TDCC retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date. The value of the common stock was based on the closing stock price on the last trade date prior to the Closing Date of $17.46. The initial accounting for the Transactions (including the allocation of the purchase price to acquired assets and liabilities) is not complete. Our operating results for the three and nine months ended September 30, 2015 and 2014 do not include the results of operations of the Acquired Business.

Prior to the Distribution, TDCC received from Spinco distributions of cash and debt instruments of Spinco with an aggregate value of $2,095.0 million (collectively, the Cash and Debt Distribution). On the Closing Date, Spinco issued $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 (2023 Notes) and $500.0 million aggregate principal amount of 10.00% senior notes due October 15, 2025 (2025 Notes and, together with the 2023 Notes, the Notes) to TDCC. TDCC transferred the Notes to certain unaffiliated securityholders in satisfaction of existing debt obligations of TDCC held or acquired by those unaffiliated securityholders. On October 5, 2015, certain initial purchasers purchased the Notes from the unaffiliated securityholders. Interest on the Notes will accrue from October 1, 2015 and will be paid semi-annually beginning on April 15, 2016. The Notes are not redeemable at any time prior to October 15, 2020. Neither Olin nor Spinco received any proceeds from the sale of the Notes. Upon the consummation of the Transactions, Olin became guarantor of the Notes. To satisfy the cash portion of the Cash and Debt Distribution, TDCC received from Spinco a total of $875.0 million immediately prior to the Distribution.

In connection with the Transactions, certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement and site, transitional and other services agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. Payments of approximately $39.9 million, subject to certain post-closing adjustments, will be made as a result of the Transactions related to certain liabilities. In addition, Olin and TDCC have agreed in connection with the Transactions to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin has made upfront payments of $433.5 million upon the closing of the Merger in order to receive ethylene at producer economics and for certain reservation fees for obtaining additional future ethylene supply at producer economics.

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility at the closing of the Merger, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility. As of the Closing Date, an additional $475.0 million was drawn by Olin under this term loan facility which was used to pay fees and expenses of the Transactions, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. The new senior credit facilities will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. The term loan facilities include amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. Under its applicable new senior credit facilities, Olin or Spinco, as the case may be, may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the applicable senior credit facilities is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facilities include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters.

On August 25, 2015, Olin entered into a Credit Agreement (the Credit Agreement) with a syndicate of lenders and Sumitomo Mitsui Banking Corporation, as administrative agent, in connection with the Transactions. The Credit Agreement provides for a term credit facility (the Sumitomo Credit Facility) under which Olin obtained term loans in an aggregate amount of $600.0 million. Loans under the Credit Agreement were made available and borrowed upon on the Closing Date. The Sumitomo Credit Facility will mature three years after the Closing Date and will have no scheduled amortization payments. The proceeds of the Sumitomo Credit Facility were used to refinance existing Spinco indebtedness outstanding, to pay fees and expenses in connection with the Transactions and for general corporate purposes. On November 3, 2015, we entered into an amendment to the Sumitomo Credit Facility, which upon effectiveness will increase the aggregate amount of term loans by $200.0 million which is expected to be drawn upon on November 5, 2015. The proceeds will be used to pay fees and expenses in connection with the Transactions and for general corporate purposes. The Credit Agreement contains customary representations, warranties and affirmative and negative covenants which are substantially similar to those included in Olin’s existing senior credit facilities in respect of the Transactions.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide financing to Spinco to finance the amount of the Cash and Debt Distribution and to provide financing, if needed, to Olin to refinance certain of our existing debt (the Bridge Financing), in each case on the terms and conditions set forth in the commitment letters. The Bridge Financing was not drawn on to facilitate the Transactions, and the commitments for the Bridge Financing have been terminated as of the Closing Date. For the nine months ended September 30, 2015, we paid debt issuance costs of $19.7 million associated with the Bridge Financing, which are included in interest expense.

During 2015, we expect to incur one-time costs in connection with the Merger and related transactions, including approximately $65 million of advisory, legal, accounting, integration and other professional fees, approximately $45 million of costs associated with the change in control mandatory acceleration of expenses under deferred compensation plans as a result of the Transactions and approximately $30 million of financing-related fees. For the three and nine months ended September 30, 2015, acquisition-related costs included $14.5 million and $35.4 million, respectively, associated with advisory, legal, accounting, integration and other professional fees, and interest expense included $7.7 million and $19.7 million, respectively, for acquisition financing expenses.

In connection with the Transactions and effective October 1, 2015, we filed a Certificate of Amendment to our Articles of Incorporation to increase the number of authorized shares of Olin common stock from 120.0 million shares to 240.0 million shares.

RESTRUCTURING CHARGES

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduces the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shutdown, the plant will predominantly focus on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. In the fourth quarter of 2014, we recorded pretax restructuring charges of $10.0 million for the write-off of equipment and facility costs, employee severance and related benefit costs, lease and other contract termination costs and a non-cash pension curtailment charge related to these actions. For the three months ended September 30, 2015, we recorded pretax restructuring charges of $0.1 million for facility exit costs related to these actions. For the nine months ended September 30, 2015, we recorded pretax restructuring charges of $1.7 million for the write-off of equipment and facility costs, lease and other contract termination costs, facility exit costs and a non-cash pension curtailment charge related to these actions. We expect to incur additional restructuring charges through 2016 of approximately $4.0 million related to the shut down of this portion of the facility.

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the three months ended September 30, 2014, we recorded pretax restructuring charges of $0.7 million for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. For the nine months ended September 30, 2014, we recorded pretax restructuring charges of $3.0 million for employee severance and related benefit costs, employee relocation costs, facility exit costs and write-off of equipment and facility related to these actions.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  Consistent with this decision we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. We currently expect to complete this relocation by the end of 2016.  For the three months ended September 30, 2015 and 2014, we recorded pretax restructuring charges of $0.2 million and $0.5 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. For the nine months ended September 30, 2015 and 2014, we recorded pretax restructuring charges of $0.5 million and $1.5 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $1.0 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2014 and 2010 restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2015:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2014	$10.2	$—	$—	$—	$—	$10.2
Restructuring charges:
First quarter	0.2	—	0.1	0.7	—	1.0
Second quarter	1.2	—	—	0.8	0.3	2.3
Third quarter	0.5	—	0.3	0.4	—	1.2
Amounts utilized	(1.9)	—	(0.4)	(1.9)	(0.3)	(4.5)
Balance at September 30, 2014	$10.2	$—	$—	$—	$—	$10.2
Balance at January 1, 2015	$11.2	$4.5	$—	$—	$—	$15.7
Restructuring charges:
First quarter	—	0.7	0.1	0.2	0.2	1.2
Second quarter	—	—	0.2	0.2	0.3	0.7
Third quarter	—	—	0.1	0.2	—	0.3
Amounts utilized	(5.2)	(2.8)	(0.4)	(0.6)	(0.5)	(9.5)
Currency translation adjustments	(0.5)	(0.2)	—	—	—	(0.7)
Balance at September 30, 2015	$5.5	$2.2	$—	$—	$—	$7.7

The following table summarizes the cumulative restructuring charges of these 2014 and 2010 restructuring actions by major component through September 30, 2015:

	Chlor Alkali Products		Winchester	Total
	Becancour	Mercury
	($ in millions)
Write-off of equipment and facility	$3.5	$17.8	$—	$21.3
Employee severance and job related benefits	2.3	5.6	13.1	21.0
Facility exit costs	0.3	15.6	2.2	18.1
Pension and other postretirement benefits curtailment	0.4	—	4.1	4.5
Employee relocation costs	—	0.9	5.1	6.0
Lease and other contract termination costs	5.2	0.7	—	5.9
Total cumulative restructuring charges	$11.7	$40.6	$24.5	$76.8

As of September 30, 2015, we have incurred cash expenditures of $35.9 million and non-cash charges of $32.5 million related to these restructuring actions.  The remaining balance of $7.7 million is expected to be paid out through 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions)
Income from discontinued operations	$—	$—	$—	$4.6
Tax provision	—	—	—	3.9
Income from discontinued operations, net	$—	$—	$—	$0.7

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

Allowance for doubtful accounts receivable consisted of the following:

	September 30,
	2015	2014
	($ in millions)
Balance at beginning of year	$3.0	$3.4
Provisions (credited) charged	(0.4)	0.5
Write-offs, net of recoveries	(0.1)	(0.4)
Balance at end of period	$2.5	$3.5

Provisions credited to operations were $0.2 million for both the three months ended September 30, 2015 and 2014.

INVENTORIES

Inventories consisted of the following:

	September 30, 2015	December 31, 2014	September 30, 2014
	($ in millions)
Supplies	$45.7	$39.2	$42.2
Raw materials	67.9	63.3	66.9
Work in process	29.0	31.8	35.5
Finished goods	153.4	141.5	130.5
	296.0	275.8	275.1
LIFO reserve	(63.5)	(65.7)	(76.3)
Inventories, net	$232.5	$210.1	$198.8

Inventories are valued at the lower of cost or market. The Chlor Alkali Products and Winchester segments inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting. The Chemical Distribution segment inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average cost method, primarily operating supplies, spare parts and maintenance parts.  Elements of costs in inventories included raw materials, direct labor and manufacturing overhead.  Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2015 reflect certain estimates relating to inventory quantities and costs at December 31, 2015.  The replacement cost of our inventories would have been approximately $63.5 million, $65.7 million and $76.3 million higher than reported at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

OTHER ASSETS

Included in other assets were the following:

	September 30, 2015	December 31, 2014	September 30, 2014
	($ in millions)
Investments in non-consolidated affiliates	$24.6	$23.3	$23.0
Intangible assets (less accumulated amortization of $53.6, $42.6 and $38.9)	112.5	123.5	127.2
Deferred debt issuance costs	9.0	10.3	11.1
Bleach joint venture receivable	1.8	7.8	9.7
Income tax receivable	1.5	6.6	6.6
Interest rate swaps	—	3.5	4.1
Other	18.3	16.4	16.0
Other assets	$167.7	$191.4	$197.7

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Computation of Income per Share	($ and shares in millions, except per share data)
Income from continuing operations, net	$5.9	$26.1	$61.3	$92.2
Income from discontinued operations, net	—	—	—	0.7
Net income	$5.9	$26.1	$61.3	$92.9
Basic shares	77.6	78.4	77.5	78.8
Basic income per share:
Income from continuing operations, net	$0.08	$0.33	$0.79	$1.17
Income from discontinued operations, net	—	—	—	0.01
Net income	$0.08	$0.33	$0.79	$1.18
Diluted shares:
Basic shares	77.6	78.4	77.5	78.8
Stock-based compensation	0.7	1.1	1.0	1.2
Diluted shares	78.3	79.5	78.5	80.0
Diluted income per share:
Income from continuing operations, net	$0.08	$0.33	$0.78	$1.15
Income from discontinued operations, net	—	—	—	0.01
Net income	$0.08	$0.33	$0.78	$1.16

The computation of dilutive shares from stock-based compensation does not include 2.4 million shares and 0.6 million shares for the three months ended September 30, 2015 and 2014, respectively, and 1.4 million shares and 0.6 million shares for the nine months ended September 30, 2015 and 2014, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Charges to income for investigatory and remedial efforts were material to operating results in 2015 and 2014.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $139.9 million, $138.3 million and $139.7 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, of which $120.9 million, $119.3 million and $121.7 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in cost of goods sold, were $7.3 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, and $13.1 million and $6.3 million for the nine months ended September 30, 2015 and 2014.

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of September 30, 2015, December 31, 2014 and September 30, 2014, our condensed balance sheets included liabilities for these legal actions of $22.7 million, $22.1 million and $22.6 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

For the nine months ended September 30, 2015 we recognized insurance recoveries of $52.2 million for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Cost of goods sold was reduced by $9.0 million and selling and administration was reduced by $0.9 million for the reimbursement of costs incurred and expensed in prior periods and other operating (expense) income included a gain of $42.3 million. The condensed statement of cash flows for the nine months ended September 30, 2015 included $24.0 million for the property damage portion of the insurance recoveries within proceeds from disposition of property, plant and equipment and gains on disposition of property, plant and equipment.

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. This authorization replaced the July 2011 share repurchase program.  For the nine months ended September 30, 2015, no shares were purchased and retired. For the nine months ended September 30, 2014, 1.7 million shares were purchased and retired at a cost of $44.7 million.  As of September 30, 2015, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to our acquisition of the Acquired Business, we were restricted from repurchasing shares of our common stock prior to the consummation of the Merger.  For a period of two years subsequent to the Closing Date of the Merger, we will continue to be subject to certain restrictions on our ability to conduct share repurchases, subject to certain exceptions.

We issued 0.1 million shares and 0.4 million shares representing stock options exercised for the nine months ended September 30, 2015 and 2014, respectively, with a total value of $3.1 million and $8.6 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2014	$(0.5)	$0.9	$(365.5)	$(365.1)
Unrealized gains (losses):
First quarter	0.7	(5.7)	—	(5.0)
Second quarter	0.3	3.7	—	4.0
Third quarter	(1.5)	(3.2)	—	(4.7)
Reclassification adjustments into income:
First quarter	—	0.6	6.5	7.1
Second quarter	—	0.9	6.8	7.7
Third quarter	—	(0.1)	5.5	5.4
Tax benefit (provision):
First quarter	—	2.0	(2.5)	(0.5)
Second quarter	—	(1.8)	(2.8)	(4.6)
Third quarter	—	1.3	(2.0)	(0.7)
Net Change	(0.5)	(2.3)	11.5	8.7
Balance at September 30, 2014	$(1.0)	$(1.4)	$(354.0)	$(356.4)
Balance at January 1, 2015	$(2.3)	$(4.2)	$(436.6)	$(443.1)
Unrealized (losses) gains:
First quarter	(1.4)	(2.4)	—	(3.8)
Second quarter	0.3	(2.2)	—	(1.9)
Third quarter	(1.7)	(6.4)	—	(8.1)
Reclassification adjustments into income:
First quarter	—	1.9	8.6	10.5
Second quarter	—	1.8	8.4	10.2
Third quarter	—	3.0	8.0	11.0
Tax benefit (provision):
First quarter	—	0.2	(3.5)	(3.3)
Second quarter	—	0.2	(3.1)	(2.9)
Third quarter	—	1.3	(3.1)	(1.8)
Net Change	(2.8)	(2.6)	15.3	9.9
Balance at September 30, 2015	$(5.1)	$(6.8)	$(421.3)	$(433.2)

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

SEGMENT INFORMATION

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating (expense) income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $20.5 million and $21.8 million for the three months ended September 30, 2015 and 2014, respectively, and $67.5 million and $67.2 million for the nine months ended September 30, 2015 and 2014, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales:	($ in millions)
Chlor Alkali Products	$299.7	$329.2	$887.1	$996.0
Chemical Distribution	72.6	76.6	212.7	221.4
Winchester	181.8	209.6	554.7	591.2
Intersegment sales elimination	(20.5)	(21.8)	(67.5)	(67.2)
Total sales	$533.6	$593.6	$1,587.0	$1,741.4
Income (loss) from continuing operations before taxes:
Chlor Alkali Products	$14.1	$26.2	$62.2	$101.3
Chemical Distribution	3.3	0.8	6.7	—
Winchester	30.1	38.5	93.8	109.9
Corporate/other:
Pension income	7.3	8.8	21.8	24.2
Environmental expense	(7.3)	(1.6)	(13.1)	(6.3)
Other corporate and unallocated costs	(9.2)	(12.7)	(44.5)	(44.6)
Restructuring charges	(0.3)	(1.2)	(2.2)	(4.5)
Acquisition-related costs	(14.5)	(1.0)	(35.4)	(1.4)
Other operating (expense) income	(0.1)	—	42.1	0.8
Interest expense	(14.4)	(17.7)	(39.7)	(37.0)
Interest income	0.3	0.2	0.9	0.9
Income from continuing operations before taxes	$9.3	$40.3	$92.6	$143.3

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation (income) expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions)
Stock-based compensation	$2.8	$1.8	$9.1	$6.8
Mark-to-market adjustments	(5.4)	(0.8)	(3.2)	(1.9)
Total (income) expense	$(2.6)	$1.0	$5.9	$4.9

During the three months ended September 30, 2015, $11.4 million was reclassified within our condensed balance sheet from other noncurrent liabilities to accrued liabilities for deferred directors’ compensation. This reclassification was associated with the change in control mandatory acceleration of payments under the plan as a result of the Transactions.

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

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to 5% of the employee’s eligible compensation if such employee is less than age 45, and 7.5% of the employee’s eligible compensation if such employee is age 45 or older.  The defined contribution pension plans expense was $4.0 million and $4.2 million for the three months ended September 30, 2015 and 2014, respectively, and $12.9 million and $12.6 million for the nine months ended September 30, 2015 and 2014, respectively.

A portion of our bargaining hourly employees continue to participate in our domestic qualified defined benefit pension plans under a flat-benefit formula.  Our funding policy for the qualified defined benefit pension plans is consistent with the requirements of federal laws and regulations.  Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices.  Our qualified defined benefit pension plan provides that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger, or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus (subject to applicable collective bargaining requirements).

We also provide certain postretirement health care (medical) and life insurance benefits for eligible active and retired domestic employees.  The health care plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.5	$1.3	$0.3	$0.2
Interest cost	20.5	21.5	0.4	0.5
Expected return on plans’ assets	(35.4)	(34.8)	—	—
Recognized actuarial loss	7.4	5.4	0.6	0.1
Net periodic benefit (income) cost	$(6.0)	$(6.6)	$1.3	$0.8

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$4.4	$4.0	$0.9	$0.8
Interest cost	61.7	64.9	1.7	2.0
Expected return on plans’ assets	(106.7)	(104.6)	—	—
Amortization of prior service cost	0.1	0.1	—	(0.1)
Recognized actuarial loss	22.3	16.7	2.4	2.1
Curtailment	0.1	—	0.1	—
Net periodic benefit (income) cost	$(18.1)	$(18.9)	$5.1	$4.8

For the nine months ended September 30, 2015, we recorded a curtailment charge of $0.2 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This charge was included in restructuring charges for the nine months ended September 30, 2015.

We made cash contributions to our Canadian qualified defined benefit pension plan of $0.5 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.

During the three months ended September 30, 2015, $40.6 million was reclassified within our condensed balance sheet from accrued noncurrent pension liability to accrued liabilities for the domestic non-qualified pension plans. This reclassification was associated with the change in control mandatory acceleration of payments under the plan as a result of the Transactions.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35.0% to income before taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
Effective Tax Rate Reconciliation (Percent)	2015	2014	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	0.3	(0.2)	(0.1)	(0.2)
Domestic manufacturing/export tax incentive	(2.6)	(1.7)	(1.7)	(2.1)
Return to provision	0.2	(0.3)	(1.1)	(0.8)
Dividends paid to CEOP	(0.6)	(0.6)	(0.6)	(0.4)
State income taxes, net	2.3	1.7	0.9	2.0
Remeasurement of deferred taxes	—	—	0.3	0.3
Change in valuation allowance	1.4	1.0	1.3	1.7
Change in tax contingencies	0.5	0.8	—	—
Other, net	0.1	(0.5)	(0.2)	0.2
Effective tax rate	36.6%	35.2%	33.8%	35.7%

The effective tax rates from continuing operations for the three months ended September 30, 2015 and 2014 included the cumulative effect of changes to our annual estimated effective tax rate from continuing operations from prior quarters.

The effective tax rate from continuing operations for the three and nine months ended September 30, 2015 included a benefit of less than $0.1 million and $1.1 million, respectively, associated with a return to provision adjustment for the finalization of our prior years’ U.S. federal and state income tax returns. The effective tax rate from continuing operations for the nine months ended September 30, 2015 also included an expense of $0.3 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates.

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

The condensed balance sheets include income tax receivables that are classified as other noncurrent assets of $1.5 million at September 30, 2015 and $6.6 million at both December 31, 2014 and September 30, 2014.

As of September 30, 2015, we had $35.0 million of gross unrecognized tax benefits, which would have a net $33.5 million impact on the effective tax rate from continuing operations, if recognized.  As of September 30, 2014, we had $36.5 million of gross unrecognized tax benefits, of which $34.8 million would have impacted the effective tax rate from continuing operations, if recognized.  The amount of unrecognized tax benefits was as follows:

	September 30,
	2015	2014
	($ in millions)
Balance at beginning of year	$36.1	$34.5
Increases for prior year tax positions	—	0.2
Decreases for prior year tax positions	—	(0.2)
Increases for current year tax positions	—	2.2
Settlement with taxing authorities	(1.1)	(0.2)
Balance at end of period	$35.0	$36.5

Income from discontinued operations, net for the nine months ended September 30, 2014 included $2.2 million of tax expense related to changes in tax contingencies.

As of September 30, 2015, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $7.6 million over the next twelve months.  The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2015, $1.9 million of this gain was included in current installments of long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	September 30, 2015	December 31, 2014	September 30, 2014
	($ in millions)
Copper	$45.7	$62.7	$56.2
Zinc	9.0	6.8	5.9
Lead	12.8	14.1	16.4
Natural gas	3.3	5.7	7.4

As of September 30, 2015, the counterparty to $49.8 million of these commodity forward contracts is Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution, and the counterparty to $21.0 million of these commodity forward contracts is Citibank, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company’s manufacturing process.  At September 30, 2015, we had open positions in futures contracts through 2021.  If all open futures contracts had been settled on September 30, 2015, we would have recognized a pretax loss of $11.4 million.

If commodity prices were to remain at September 30, 2015 levels, approximately $5.1 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of September 30, 2015, December 31, 2014 and September 30, 2014.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2015, $0.5 million of this gain was included in long-term debt. Pursuant to a note purchase agreement dated December 22, 1997, the SunBelt Chlor Alkali Partnership (SunBelt) sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2014
		($ in millions)				($ in millions)
Interest rate contracts	Other current assets	$—	$—	$—	Current installments of long-term debt	$1.9	$—	$—
Interest rate contracts	Other assets	—	—	—	Long-term debt	0.5	4.5	5.2
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	11.4	7.2	3.7
Commodity contracts – gains	Other current assets	—	—	—	Accrued liabilities	—	(0.1)	(1.1)
		$—	$—	$—		$13.8	$11.6	$7.8
Derivatives Not Designated as Hedging Instruments
Interest rate contracts - gains	Other current assets	$2.1	$—	$—	Accrued liabilities	$—	$—	$—
Interest rate contracts - losses	Other current assets	(0.4)	—	—	Accrued liabilities	—	—	—
Interest rate contracts – gains	Other assets	—	4.3	4.9	Other liabilities	—	—	—
Interest rate contracts – losses	Other assets	—	(0.8)	(0.8)	Other liabilities	—	—	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	0.4	1.5	0.5
		$1.7	$3.5	$4.1		$0.4	$1.5	$0.5
Total derivatives(1)		$1.7	$3.5	$4.1		$14.2	$13.1	$8.3

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2015	2014	2015	2014
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(6.4)	$(3.2)	$(11.0)	$(5.2)

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(3.0)	$0.1	$(6.7)	$(1.4)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.7	$0.8	$2.1	$2.2
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$(0.3)	$(0.7)	$(1.9)	$(0.1)

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the three and nine months ended September 30, 2015 and 2014.

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of September 30, 2015, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was $3.8 million. As of December 31, 2014 and September 30, 2014, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment.  We evaluate our hierarchy disclosures each quarter.  The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at September 30, 2015	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$1.7	$—	$1.7
Liabilities
Interest rate swaps	$—	$2.4	$—	$2.4
Commodity forward contracts	—	11.8	—	11.8
Balance at December 31, 2014
Assets
Interest rate swaps	$—	$3.5	$—	$3.5
Liabilities
Interest rate swaps	$—	$4.5	$—	$4.5
Commodity forward contracts	—	8.6	—	8.6
Balance at September 30, 2014
Assets
Interest rate swaps	$—	$4.1	$—	$4.1
Liabilities
Interest rate swaps	$—	$5.2	$—	$5.2
Commodity forward contracts	—	3.1	—	3.1

For the nine months ended September 30, 2015, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	September 30,
	2015	2014
	($ in millions)
Balance at beginning of year	$—	$26.7
Settlements	—	(26.7)
Balance at end of period	$—	$—

Interest Rate Swaps

The fair value of the interest rate swaps was included in other current assets, current installments of long-term debt and long-term debt as of September 30, 2015. The fair value of the interest rate swaps was included in other assets and long-term debt as of December 31, 2014 and September 30, 2014.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in accrued liabilities as of September 30, 2015, December 31, 2014 and September 30, 2014, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at September 30, 2015	$—	$500.0	$153.0	$653.0	$670.2
Balance at December 31, 2014	—	531.9	153.0	684.9	675.1
Balance at September 30, 2014	—	551.4	153.0	704.4	689.1

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

During the nine months ended September 30, 2014, we paid $26.7 million for the earn out related to the 2013 SunBelt performance.  The earn out payment for the nine months ended September 30, 2014 included $14.8 million that was recognized as part of the original purchase price.  The $14.8 million is included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of September 30, 2015, December 31, 2014 and September 30, 2014.

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

Executive Summary

Acquisition

On October 5, 2015, we acquired from TDCC its U.S chlor alkali and vinyl, global chlorinated organics and global epoxy businesses. Under the Merger Agreement, the aggregate purchase price for the Acquired Business was $5,069.8 million, subject to certain post-closing adjustments. The $5,069.8 million consisted of $2,568.4 million of cash and debt transferred to TDCC and approximately 87.5 million shares of Olin common stock valued at approximately $1,527.4 million, plus the assumption of pension liabilities of approximately $418.0 million and long-term debt of $556.0 million. TDCC retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date. The value of the common stock was based on the closing stock price on the last trade date prior to the Closing Date of $17.46. The initial accounting for the Transactions (including the allocation of the purchase price to acquired assets and liabilities) is not complete. Our operating results for the three and nine months ended September 30, 2015 and 2014 do not include the results of operations of the Acquired Business.
In connection with the Transactions and effective October 1, 2015, we filed a Certificate of Amendment to our Articles of Incorporation to increase the number of authorized shares of Olin common stock from 120.0 million shares to 240.0 million shares. Olin issued approximately 87.5 million shares of Olin common stock on the Closing Date that represented approximately 53% of the outstanding shares of Olin common stock. Olin’s pre-Merger shareholders continued to hold the remaining approximately 47% of the outstanding shares of Olin common stock.
We financed the cash and debt portion of the acquisition with new long-term debt which consisted of $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023, $500.0 million aggregate principal amount of 10.00% senior notes due October 15, 2025 and $1,350.0 million five-year senior term loan facilities. Also in connection with the acquisition, we obtained a term loan facility for $800.0 million which was primarily used to refinance existing indebtedness outstanding that was assumed by Olin.
During 2015, we expect to incur one-time costs in connection with the Merger and related transactions, including approximately $65 million of advisory, legal, accounting, integration and other professional fees, approximately $45 million of costs associated with the change in control mandatory acceleration of expenses under deferred compensation plans as a result of the Transactions and approximately $30 million of financing-related fees. For the three and nine months ended September 30, 2015, acquisition-related costs included $14.5 million and $35.4 million, respectively, associated with advisory, legal, accounting, integration and other professional fees, and interest expense included $7.7 million and $19.7 million, respectively, for acquisition financing expenses.
As a result of the acquisition, we believe we can generate at least $200 million in annual synergies within three years after closing, or if we are able to increase sales to new third-party customers and access new product markets as a result of the Transactions, the potential for additional annual synergies of up to $100 million. We expect to incur $100 million to $150 million in transition-related costs during the first three years and $200 million in incremental capital spending during the first three years which we believe are necessary to realize the anticipated synergies.

Other
Chlor Alkali Products’ segment income was $14.1 million and $62.2 million for the three and nine months ended September 30, 2015, respectively. Chlor Alkali Products’ segment income was lower than the comparable periods in the prior year primarily as a result of decreased chlorine, caustic soda, potassium hydroxide and hydrochloric acid volumes and lower product prices, predominantly caustic soda partially offset by higher chlorine prices. These decreases were partially offset by lower operating costs, primarily due to lower energy costs. The decrease in segment income for the nine months ended September 30, 2015 was also partially offset by insurance recoveries, representing reimbursement of costs incurred and expensed in prior periods, related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Our operating rate for the three months ended September 30, 2015 was 86% compared to the operating rate of 85% for the three months ended September 30, 2014. Both operating rates reflect the capacity reductions that occurred in the fourth quarter of 2014.

Third quarter of 2015 ECU netbacks of approximately $490 were 3% lower than both the third quarter of 2014 ECU netbacks of approximately $505 and the second quarter 2015 ECU netbacks of approximately $505. The decline from both periods was due to lower caustic soda prices partially offset by higher chlorine prices. ECU netbacks in the fourth quarter of 2015 are forecast to be slightly higher than the third quarter of 2015. In the third quarter of 2015, we announced a caustic soda price increase of $65 per ton. While the success of this price increase is not yet known, the majority of the benefit, if realized, would impact first quarter of 2016 results.

Chemical Distribution segment income was $3.3 million and $6.7 million for the three and nine months ended September 30, 2015, respectively. Chemical Distribution segment income was higher than the comparable periods in the prior year primarily due to increased caustic soda margins and higher shipments of potassium hydroxide, hydrochloric acid and bleach. Chemical Distribution segment income included depreciation and amortization expense of $4.0 million for both the three months ended September 30, 2015 and 2014 and $11.8 million and $11.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Winchester segment income was $30.1 million and $93.8 million for the three and nine months ended September 30, 2015, respectively. Winchester third quarter segment income decreased compared to the prior year primarily due to lower volumes, partially offset by decreased commodity and other material costs. Winchester segment income for the nine months ended September 30, 2015 decreased compared to the prior year primarily due to lower volumes and a less favorable product mix for pistol and shotshell ammunition, partially offset by decreased commodity and other material costs.

Other operating (expense) income for the nine months ended September 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions, except per share data)
Sales	$533.6	$593.6	$1,587.0	$1,741.4
Cost of goods sold	460.0	492.3	1,338.7	1,431.3
Gross margin	73.6	101.3	248.3	310.1
Selling and administration	35.8	41.8	122.7	127.0
Restructuring charges	0.3	1.2	2.2	4.5
Acquisition-related costs	14.5	1.0	35.4	1.4
Other operating (expense) income	(0.1)	—	42.1	0.8
Operating income	22.9	57.3	130.1	178.0
Earnings of non-consolidated affiliates	0.5	0.5	1.3	1.4
Interest expense	14.4	17.7	39.7	37.0
Interest income	0.3	0.2	0.9	0.9
Income from continuing operations before taxes	9.3	40.3	92.6	143.3
Income tax provision	3.4	14.2	31.3	51.1
Income from continuing operations, net	5.9	26.1	61.3	92.2
Income from discontinued operations, net	—	—	—	0.7
Net income	$5.9	$26.1	$61.3	$92.9
Net income per common share:
Basic income per common share:
Income from continuing operations, net	$0.08	$0.33	$0.79	$1.17
Income from discontinued operations, net	—	—	—	0.01
Net income	$0.08	$0.33	$0.79	$1.18
Diluted income per common share:
Income from continuing operations, net	$0.08	$0.33	$0.78	$1.15
Income from discontinued operations, net	—	—	—	0.01
Net income	$0.08	$0.33	$0.78	$1.16

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Sales for the three months ended September 30, 2015 were $533.6 million compared to $593.6 million in the same period last year, a decrease of $60.0 million, or 10%.  Chlor Alkali Products sales decreased by $29.5 million primarily due to lower product prices, predominantly caustic soda partially offset by higher chlorine prices, and decreased potassium hydroxide, chlorine, caustic soda and hydrochloric acid volumes. Winchester sales decreased by $27.8 million primarily due to decreased shipments to commercial and law enforcement customers. Chemical Distribution sales decreased by $4.0 million primarily due to decreased caustic soda volumes and prices, partially offset by increased shipments of potassium hydroxide, hydrochloric acid and bleach.

Gross margin decreased $27.7 million, or 27%, compared to the three months ended September 30, 2014. Chlor Alkali Products gross margin decreased by $13.4 million, primarily due to lower product prices, predominantly caustic soda partially offset by higher chlorine prices, and decreased potassium hydroxide, chlorine, caustic soda and hydrochloric acid volumes. These decreases were partially offset by lower operating costs, primarily due to lower energy costs. Winchester gross margin decreased by $8.7 million primarily due to lower volumes, partially offset by decreased commodity and other material costs. Chemical Distribution gross margin increased by $2.4 million primarily due to increased caustic soda margins and higher shipments of potassium hydroxide, hydrochloric acid and bleach. Gross margin was also negatively impacted by higher environmental costs of $5.7 million. Gross margin as a percentage of sales decreased to 14% in 2015 from 17% in 2014.

Selling and administration expenses for the three months ended September 30, 2015 decreased $6.0 million, or 14%, from the three months ended September 30, 2014 primarily due to decreased stock-based compensation expense of $4.6 million, which includes mark-to-market adjustments, decreased consulting fees of $2.0 million and decreased legal and legal-related settlement expenses of $1.9 million. These decreases were partially offset by increased salary and benefit costs of $2.5 million. Selling and administration expenses as a percentage of sales were 7% in both 2015 and 2014.

Restructuring charges for the three months ended September 30, 2015 were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges for the three months ended September 30, 2014 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition-related costs of $14.5 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, consisting of advisory, legal, accounting, integration and other professional fees, were associated with our acquisition of the Acquired Business.

Interest expense decreased by $3.3 million for the three months ended September 30, 2015, primarily due to the call premium and the write-off of unamortized deferred debt issuance costs of $9.5 million associated with the redemption of our $150.0 million 8.875% senior notes (2019 Notes) that occurred in August 2014 and lower interest rates. These decreases were partially offset by acquisition financing expenses of $7.7 million for the Bridge Financing associated with our acquisition of the Acquired Business.

The effective tax rate from continuing operations for the three months ended September 30, 2015 and 2014 of 36.6%, and 35.2%, respectively, were higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes net of the utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Sales for the nine months ended September 30, 2015 were $1,587.0 million compared to $1,741.4 million in the same period last year, a decrease of $154.4 million, or 9%.  Chlor Alkali Products sales decreased by $108.9 million primarily due to lower chlorine, caustic soda, potassium hydroxide and hydrochloric acid volumes and lower product prices, predominantly caustic soda partially offset by higher chlorine prices. Winchester sales decreased by $36.5 million primarily due to decreased shipments to commercial customers, partially offset by increased shipments to military customers. Chemical Distribution sales decreased by $8.7 million primarily due to decreased caustic soda volumes and prices, partially offset by increased shipments of potassium hydroxide, hydrochloric acid and bleach.

Gross margin decreased $61.8 million, or 20%, compared to the nine months ended September 30, 2014. Chlor Alkali Products gross margin decreased by $42.0 million, primarily due to decreased chlorine, caustic soda, potassium hydroxide and hydrochloric acid volumes and lower product prices, predominantly caustic soda partially offset by higher chlorine prices. These decreases were partially offset by insurance recoveries, representing reimbursement of costs incurred and expensed in prior periods, related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and lower operating costs, primarily due to lower energy costs. Winchester gross margin decreased by $16.6 million primarily due to lower volumes and a less favorable product mix for pistol and shotshell ammunition, partially offset by decreased commodity and other material costs. Chemical Distribution gross margin increased by $5.9 million primarily due to increased caustic soda margins and higher shipments of potassium hydroxide, hydrochloric acid and bleach. Gross margin was also negatively impacted by higher environmental costs of $6.8 million. Gross margin as a percentage of sales decreased to 16% in 2015 from 18% in 2014.

Selling and administration expenses for the nine months ended September 30, 2015 decreased $4.3 million, or 3%, from the nine months ended September 30, 2014 primarily due to decreased legal and legal-related settlement expenses of $4.3 million and decreased consulting fees of $3.9 million. These decreases were partially offset by increased salary and benefit costs of $2.4 million and increased non-income tax expense of $1.7 million. Selling and administration expenses as a percentage of sales were 8% in 2015 and 7% in 2014.

Restructuring charges for the nine months ended September 30, 2015 were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges for the nine months ended September 30, 2014 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition-related costs of $35.4 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively, consisting of advisory, legal, accounting, integration and other professional fees, were associated with our acquisition of the Acquired Business.

Other operating (expense) income for the nine months ended September 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Other operating (expense) income for the nine months ended September 30, 2014 included a gain of $1.0 million for the resolution of a contract matter.

Interest expense increased by $2.7 million for the nine months ended September 30, 2015, primarily due to acquisition financing expenses of $19.7 million for the Bridge Financing associated with our acquisition of the Acquired Business. This increase was partially offset by $9.5 million of interest related to the call premium and the write-off of unamortized deferred debt issuance costs associated with the redemption of our 2019 Notes that occurred in August 2014 and lower interest rates.

The effective tax rate from continuing operations for the nine months ended September 30, 2015 included a benefit of $1.1 million associated with a return to provision adjustment for the finalization of our prior year’s U.S. federal and state income tax returns and an expense of $0.3 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates. After giving consideration to these items, the effective tax rate from continuing operations for the nine months ended September 30, 2015 of 34.7% was lower than the 35.0% U.S. federal statutory rate due to the effect of favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, partially offset by state income taxes net of the utilization of certain state tax credits. The effective tax rate from continuing operations for the nine months ended September 30, 2014 included a $1.6 million expense primarily associated with increases in valuation allowances on certain state tax credit carryforwards associated with a change in a state tax law and an expense of $0.5 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates, partially offset by a $1.2 million benefit associated with return to provision adjustments for the finalization of our 2013 U.S. federal and state income tax returns. After giving consideration to these items, the effective tax rate from continuing operations for the nine months ended September 30, 2014 of 35% was consistent with the U.S. federal statutory rate due to the effect of state income taxes net of the utilization of certain state tax credits, offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP.

Income from discontinued operations, net for the nine months ended September 30, 2014 included an after tax gain of $0.7 million ($4.6 million pretax) for the favorable resolution of certain indemnity obligations related to our Metals business sold in 2007.

Segment Results

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating (expense) income, other (expense) income and income taxes, and include the operating results of non-consolidated affiliates. Intersegment sales of $20.5 million and $21.8 million for the three months ended September 30, 2015 and 2014, respectively, and $67.5 million and $67.2 million for the nine months ended September 30, 2015 and 2014, respectively, have been eliminated. These represent the sale of caustic soda, bleach, potassium hydroxide and hydrochloric acid between Chemical Distribution and Chlor Alkali Products, at prices that approximate market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales:	($ in millions)
Chlor Alkali Products	$299.7	$329.2	$887.1	$996.0
Chemical Distribution	72.6	76.6	212.7	221.4
Winchester	181.8	209.6	554.7	591.2
Intersegment sales elimination	(20.5)	(21.8)	(67.5)	(67.2)
Total sales	$533.6	$593.6	$1,587.0	$1,741.4
Income (loss) from continuing operations before taxes:
Chlor Alkali Products(1)	$14.1	$26.2	$62.2	$101.3
Chemical Distribution	3.3	0.8	6.7	—
Winchester	30.1	38.5	93.8	109.9
Corporate/other:
Pension income(2)	7.3	8.8	21.8	24.2
Environmental expense	(7.3)	(1.6)	(13.1)	(6.3)
Other corporate and unallocated costs	(9.2)	(12.7)	(44.5)	(44.6)
Restructuring charges(3)	(0.3)	(1.2)	(2.2)	(4.5)
Acquisition-related costs(4)	(14.5)	(1.0)	(35.4)	(1.4)
Other operating (expense) income(5)	(0.1)	—	42.1	0.8
Interest expense(6)	(14.4)	(17.7)	(39.7)	(37.0)
Interest income	0.3	0.2	0.9	0.9
Income from continuing operations before taxes	$9.3	$40.3	$92.6	$143.3

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products segment results consistent with management’s monitoring of the operating segments.  The earnings of non-consolidated affiliates were $0.5 million for both the three months ended September 30, 2015 and 2014 and $1.3 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

(3)
Restructuring charges for the three and nine months ended September 30, 2015 were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges for the three and nine months ended September 30, 2014 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(4)	Acquisition-related costs for the three and nine months ended September 30, 2015 and 2014 were associated with our acquisition of the Acquired Business.

(5)
Other operating (expense) income for the nine months ended September 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Other operating (expense) income for the nine months ended September 30, 2014 included a gain of $1.0 million for the resolution of a contract matter.

(6)
Interest expense for the three and nine months ended September 30, 2015 included acquisition financing expenses of $7.7 million and $19.7 million, respectively, for the Bridge Financing associated with our acquisition of the Acquired Business. Interest expense for the three and nine months ended September 30, 2014 included $9.5 million for the call premium and the write-off of unamortized deferred debt issuance costs associated with the redemption of our 2019 Notes, which would have matured on August 15, 2019.

Chlor Alkali Products

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Chlor Alkali Products’ sales for the three months ended September 30, 2015 were $299.7 million compared to $329.2 million for the three months ended September 30, 2014, a decrease of $29.5 million, or 9%.  The sales decrease was primarily due to lower product prices ($12.4 million), predominantly caustic soda and bleach, partially offset by increased chlorine prices, and lower volumes of potassium hydroxide ($7.3 million), chlorine and caustic soda ($4.2 million) and hydrochloric acid ($3.9 million). Our ECU netbacks were approximately $490 for the three months ended September 30, 2015 compared to approximately $505 for the three months ended September 30, 2014.  Our operating rate for the three months ended September 30, 2015 was 86% compared to the operating rate of 85% for the three months ended September 30, 2014. Both operating rates reflect the capacity reductions that occurred in the fourth quarter of 2014.

Chlor Alkali Products segment income was $14.1 million for the three months ended September 30, 2015, compared to $26.2 million for the same period in 2014, a decrease of $12.1 million, or 46%.  Chlor Alkali Products segment income was lower primarily due to lower product prices ($12.4 million), predominantly caustic soda and bleach, partially offset by increased chlorine prices, and decreased volumes ($8.9 million), primarily potassium hydroxide, chlorine, caustic soda and hydrochloric acid. These decreases were partially offset by lower operating costs ($9.2 million), primarily due to lower energy costs.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Chlor Alkali Products’ sales for the nine months ended September 30, 2015 were $887.1 million compared to $996.0 million for the nine months ended September 30, 2014, a decrease of $108.9 million, or 11%.  The sales decrease was primarily due to lower volumes of chlorine and caustic soda ($59.6 million), potassium hydroxide ($15.4 million) and hydrochloric acid ($8.1 million) and lower product prices ($21.8 million). Product prices for caustic soda and bleach were lower, partially offset by increased chlorine and hydrochloric acid prices. Our ECU netbacks were approximately $500 for the nine months ended September 30, 2015 compared to approximately $510 for the nine months ended September 30, 2014.  Our operating rate for the nine months ended September 30, 2015 was 84%, which reflected the capacity reductions that occurred in the fourth quarter of 2014, compared to the operating rate of 81% for the nine months ended September 30, 2014.

Chlor Alkali Products segment income was $62.2 million for the nine months ended September 30, 2015, compared to $101.3 million for the same period in 2014, a decrease of $39.1 million, or 39%.  Chlor Alkali Products segment income was lower primarily due to decreased volumes ($40.5 million), primarily chlorine, caustic soda, potassium hydroxide and hydrochloric acid, and lower product prices ($21.8 million). Product prices for caustic soda and bleach were lower, partially offset by increased chlorine and hydrochloric acid prices. These decreases were partially offset by lower operating costs ($13.3 million), primarily due to lower energy costs, and insurance recoveries ($9.9 million), representing reimbursement of costs incurred and expensed in prior periods related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

Chemical Distribution

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Chemical Distribution sales for the three months ended September 30, 2015 were $72.6 million compared to $76.6 million for the three months ended September 30, 2014, a decrease of $4.0 million, or 5%.  The sales decrease was primarily due to lower caustic soda prices ($4.6 million) and decreased caustic soda volumes ($2.7 million). These decreases were partially offset by increased shipments of potassium hydroxide, hydrochloric acid and bleach ($4.3 million).

Chemical Distribution segment income was $3.3 million for the three months ended September 30, 2015 compared to $0.8 million for the three months ended September 30, 2014, an increase of $2.5 million. Chemical Distribution segment income was higher than the comparable period in the prior year primarily as a result of higher shipments of potassium hydroxide, hydrochloric acid and bleach ($1.2 million) and increased caustic soda margins ($0.6 million). Chemical Distribution segment income included depreciation and amortization expense of $4.0 million for both the three months ended September 30, 2015 and 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Chemical Distribution sales for the nine months ended September 30, 2015 were $212.7 million compared to $221.4 million for the nine months ended September 30, 2014, a decrease of $8.7 million, or 4%.  The sales decrease was primarily due to decreased caustic soda prices ($10.5 million) and lower caustic soda volumes ($8.7 million). These decreases were partially offset by increased shipments of potassium hydroxide, hydrochloric acid and bleach ($12.3 million).

Chemical Distribution segment income was $6.7 million for the nine months ended September 30, 2015 compared to breakeven for the nine months ended September 30, 2014, an increase of $6.7 million. Chemical Distribution segment income was higher than the comparable period in the prior year primarily as a result of higher shipments of potassium hydroxide, hydrochloric acid and bleach ($4.2 million) and increased caustic soda margins ($1.9 million). Chemical Distribution segment income included depreciation and amortization expense of $11.8 million and $11.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Winchester

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Winchester sales were $181.8 million for the three months ended September 30, 2015 compared to $209.6 million for the three months ended September 30, 2014, a decrease of $27.8 million, or 13%.  The sales decrease was primarily due to decreased shipments of ammunition to commercial customers ($19.5 million), law enforcement agencies ($7.2 million) and industrial customers ($0.9 million), who primarily supply the construction industry.

Winchester reported segment income of $30.1 million for the three months ended September 30, 2015 compared to $38.5 million for the three months ended September 30, 2014, a decrease of $8.4 million, or 22%.  The decrease was due to lower volumes ($8.2 million), higher operating costs ($3.1 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($4.2 million), and lower selling prices ($1.7 million). These decreases were partially offset by lower commodity and other material costs ($4.6 million).

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Winchester sales were $554.7 million for the nine months ended September 30, 2015 compared to $591.2 million for the nine months ended September 30, 2014, a decrease of $36.5 million, or 6%.  The sales decrease was primarily due to lower shipments of ammunition to commercial customers ($38.5 million), law enforcement agencies ($7.1 million) and industrial customers ($1.0 million), who primarily supply the construction industry. These decreases were partially offset by increased shipments to military customers ($10.1 million).

Winchester reported segment income of $93.8 million for the nine months ended September 30, 2015 compared to $109.9 million for the nine months ended September 30, 2014, a decrease of $16.1 million, or 15%.  The decrease was due to lower volumes and a less favorable product mix for pistol and shotshell ammunition ($24.6 million), lower selling prices ($0.9 million), and higher operating costs ($0.9 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($13.4 million). These decreases were partially offset by lower commodity and other material costs ($10.3 million).

Corporate/Other

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

For the three months ended September 30, 2015, pension income included in corporate/other was $7.3 million compared to $8.8 million for the three months ended September 30, 2014.  On a total company basis, defined benefit pension income for the three months ended September 30, 2015 was $6.0 million compared to $6.6 million for the three months ended September 30, 2014. The decrease in pension income was primarily due to the impact of the newly mandated mortality tables issued in the fourth quarter of 2014.

For the three months ended September 30, 2015, charges to income for environmental investigatory and remedial activities were $7.3 million compared to $1.6 million for the three months ended September 30, 2014. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2015, other corporate and unallocated costs were $9.2 million compared to $12.7 million for the three months ended September 30, 2014, a decrease of $3.5 million, or 28%.  The decrease was primarily due to decreased stock-based compensation expense of $4.6 million, which includes mark-to-market adjustments. This decrease was partially offset by increased salary and benefit costs of $1.4 million.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, pension income included in corporate/other was $21.8 million compared to $24.2 million for the nine months ended September 30, 2014.  On a total company basis, defined benefit pension income for the nine months ended September 30, 2015 was $18.1 million compared to $18.9 million for the nine months ended September 30, 2014. The decrease in pension income was primarily due to the impact of the newly mandated mortality tables issued in the fourth quarter of 2014.

For the nine months ended September 30, 2015, charges to income for environmental investigatory and remedial activities were $13.1 million compared to $6.3 million for the nine months ended September 30, 2014. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2015, other corporate and unallocated costs were $44.5 million compared to $44.6 million for the nine months ended September 30, 2014, a decrease of $0.1 million.  The decrease was primarily due to decreased legal and legal-related settlement expenses of $4.3 million. This decrease was partially offset by increased non-income tax expense of $1.6 million, increased salary and benefit costs of $1.6 million, and increased stock-based compensation expense of $0.9 million, which includes mark-to-market adjustments.

Outlook

Net loss in the fourth quarter of 2015 is projected to be in the $0.25 to $0.30 per diluted share range, which includes pretax acquisition-related costs of approximately $75 million, acquisition financing expenses of approximately $11 million and estimated step-up acquisition depreciation and amortization of approximately $30 million. Net income in the fourth quarter of 2014 was $0.16 per diluted share, which included a restructuring charge of $11.2 million.

Third quarter of 2015 ECU netbacks of approximately $490 were 3% lower than both the third quarter of 2014 ECU netbacks of approximately $505 and the second quarter 2015 ECU netbacks of approximately $505. The decline from both periods was due to lower caustic soda prices partially offset by higher chlorine prices. ECU netbacks in the fourth quarter of 2015 are forecast to be slightly higher than the third quarter of 2015. In the third quarter of 2015, we announced a caustic soda price increase of $65 per ton. While the success of this price increase is not yet known, the majority of the benefit, if realized, would impact first quarter of 2016 results.

Hydrochloric acid pricing and volumes have declined sequentially and year over year. As a result, we expect the contribution from hydrochloric acid in the fourth quarter of 2015 to decline approximately $8 million compared to the fourth quarter of 2014. We believe the decline in hydrochloric acid pricing that we have seen over the past four quarters may be ending.

Winchester fourth quarter 2015 segment income is expected to be higher than the $17.4 million of segment income achieved during the fourth quarter of 2014 primarily due to improved sales volumes and lower operating costs, primarily due to the impact of decreased costs associated with our new centerfire operation in Oxford, MS. Although the consumer demand for pistol, shotshell and rifle ammunition has declined compared to the historically high demand levels, it remains strong. The Winchester commercial backlog on September 30, 2015 was $178.3 million compared to $92.0 million at September 30, 2012.
In October 2011, Winchester opened the new centerfire production facility in Oxford, MS. During the first three quarters of 2015, all pistol and rifle ammunition was produced in Oxford. This relocation, which is projected to be completed in 2016, is forecast to reduce Winchester's annual operating costs by approximately $40 million. We expect the centerfire relocation project to generate operating costs savings of approximately $35 million in 2015 compared to $24.1 million realized in 2014.
Third quarter 2015 included $14.5 million of acquisition-related costs and interest expense included $7.7 million of acquisition financing expenses associated with our acquisition of the Acquired Business. We anticipate fourth quarter 2015 to include approximately $75 million of acquisition-related costs and approximately $11 million of acquisition financing expenses. During 2015, we expect to incur one-time costs in connection with the Merger and related transactions, including approximately $65 million of advisory, legal, accounting, integration and other professional fees, approximately $45 million of costs associated with the change in control mandatory acceleration of expenses under deferred compensation plans as a result of the transaction and approximately $30 million of acquisition financing fees.
Fourth quarter 2015 Other Corporate and Unallocated costs are expected to be approximately $5 million higher compared to the fourth quarter of 2014 Other Corporate and Unallocated costs. The increased corporate infrastructure costs are necessary to support the newly acquired TDCC businesses.
During the fourth quarter of 2015, we are anticipating environmental expenses to be comparable to the fourth quarter of 2014 level of $1.9 million.  We anticipate that full year 2015 charges for environmental investigatory and remedial activities will be approximately $15 million. We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2015. TDCC has retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.
We expect defined benefit pension plan income in 2015 to be lower than the 2014 level by approximately $2 million due to the impact of the newly mandated mortality tables issued in the fourth quarter of 2014.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2015. We do have a small Canadian qualified defined benefit pension plan to which we anticipate cash contributions of approximately $1 million in 2015.
During the fourth quarter of 2015, we are anticipating pretax restructuring charges of less than $1 million, primarily associated with the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and permanently closing a portion of the Becancour, Canada chlor alkali facility.
In the fourth quarter of 2015, we now expect our capital spending to be in the $60 million range, including the Acquired Business. While we have not completed our valuation of the newly acquired fixed assets and intangible assets, we are estimating our depreciation and amortization expense in the fourth quarter of 2015 of approximately $115 million, including approximately $30 million of acquisition step-up depreciation and amortization expense.

The effective tax rate in the third quarter of 2015 was 36.6%. We currently believe that a normalized effective tax rate will be in the 36% to 39% range. However, the fourth quarter’s effective tax rate will be adversely affected because a portion of acquisition costs will not be deductible for income tax purposes. This will result in approximately $10 million of additional income tax expense in the fourth quarter.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $7.3 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, and $13.1 million and $6.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Our liabilities for future environmental expenditures were as follows:

	September 30,
	2015	2014
	($ in millions)
Balance at beginning of year	$138.3	$144.6
Charges to income	13.1	6.3
Remedial and investigatory spending	(10.1)	(10.6)
Currency translation adjustments	(1.4)	(0.6)
Balance at end of period	$139.9	$139.7

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations.  Spending in 2015 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $20 million.  Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $1.8 million at September 30, 2015.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2015 and 2014 .

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $139.9 million at September 30, 2015, $138.3 million at December 31, 2014 and $139.7 million at September 30, 2014, of which $120.9 million, $119.3 million and $121.7 million, respectively, were classified as other noncurrent liabilities.  These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  As of September 30, 2015, December 31, 2014 and September 30, 2014, our condensed balance sheets included liabilities for these legal actions of $22.7 million, $22.1 million and $22.6 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

For the nine months ended September 30, 2015 we recognized insurance recoveries of $52.2 million for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Cost of goods sold was reduced by $9.0 million and selling and administration was reduced by $0.9 million for the reimbursement of costs incurred and expensed in prior periods and other operating (expense) income included a gain of $42.3 million.
Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
	2015	2014
Provided By (Used For)	($ in millions)
Net operating activities	$115.1	$99.5
Capital expenditures	(79.7)	(49.7)
Proceeds from disposition of property, plant and equipment	24.8	4.0
Net investing activities	(51.1)	(44.0)
Earn out payment – SunBelt	—	(14.8)
Common stock repurchased and retired	—	(44.7)
Debt issuance costs	(19.7)	(1.2)
Net financing activities	(66.8)	(99.7)

Operating Activities

For the nine months ended September 30, 2015, cash provided by operating activities increased by $15.6 million from the nine months ended September 30, 2014, primarily due to a smaller increase in working capital, partially offset by lower earnings. For the nine months ended September 30, 2015, working capital increased $19.5 million compared to an increase of $80.3 million in 2014. Receivables increased from December 31, 2014 by $37.3 million as a result of higher sales in the third quarter of 2015 compared with the fourth quarter of 2014. Inventories increased from December 31, 2014 by $22.4 million primarily due to a seasonal increase at Winchester. Working capital was also impacted by a $37.3 million decrease in cash tax payments.
Investing Activities

Capital spending of $79.7 million for the nine months ended September 30, 2015 was $30.0 million higher than the corresponding period in 2014.

Proceeds from disposition of property, plant and equipment for the nine months ended September 30, 2015 included $24.0 million of insurance recoveries for property damage related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

For the nine months ended September 30, 2015, we received $6.6 million from the October 2013 sale of a bleach joint venture.

Financing Activities

On June 24, 2014, we entered into a new five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our $150.0 million 2019 Notes. For the nine months ended September 30, 2015 we repaid $2.8 million under the required quarterly installments of the $150.0 million term loan facility.

For the nine months ended September 30, 2014, we paid $26.7 million for the earn out related to the 2013 SunBelt performance.  The earn out payment for the nine months ended September 30, 2014 included $14.8 million that was recognized as part of the original purchase price.  The $14.8 million is included as a financing activity in the statement of cash flows.

For the nine months ended September 30, 2014, we purchased and retired 1.7 million shares with a total value of $44.7 million.

We issued 0.1 million shares and 0.4 million shares representing stock options exercised for the nine months ended September 30, 2015 and 2014, respectively, with a total value of $3.1 million and $8.6 million, respectively.

For the nine months ended September 30, 2015, we paid debt issuance costs of $19.7 million for the Bridge Financing associated with our acquisition of the Acquired Business. For the nine months ended September 30, 2014, we paid deferred debt issuance costs of $1.2 million related to the five-year $415.0 million senior credit facility.

The percent of total debt to total capitalization decreased to 39.0% at September 30, 2015 from 40.0% at December 31, 2014.  The decrease was primarily due to higher shareholders’ equity primarily resulting from the net income for the nine months ended September 30, 2015.

In the first three quarters of 2015 and 2014, we paid a quarterly dividend of $0.20 per share.  Dividends paid for the nine months ended September 30, 2015 and 2014 were $46.5 million and $47.4 million, respectively.  On October 29, 2015, our board of directors declared a dividend of $0.20 per share on our common stock, payable on November 10, 2015 to shareholders of record on December 10, 2015.

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

The aggregate purchase price of the Acquired Business of $5,069.8 million, subject to certain post-closing adjustments, consisted of $2,568.4 million of cash and debt transferred to TDCC, shares of Olin common stock received by TDCC shareholders valued at approximately $1,527.4 million, plus the assumption of pension liabilities of approximately $418.0 million and long-term debt of $556.0 million. TDCC retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date. The value of the common stock was based on the closing stock price on the last trade date prior to the Closing Date of $17.46. Debt that was issued on the Closing Date of the Merger totaled $3,170.0 million, consisting of $1,350.0 million of term loans under senior credit facilities, a $800.0 million term loan under the Sumitomo Credit Facility and $1,220.0 million under the Notes. The new debt was used for the cash and debt transferred to TDCC, refinance existing Spinco indebtedness outstanding, refinance of our existing senior term loan facility due in 2019, pay fees and expenses in connection with the Transactions and for general corporate purposes.

We believe, based on current and projected levels of operations and cash flow from operations, together with our cash and cash equivalents on hand and the availability to borrow under our senior revolving credit facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the senior credit facilities, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.
On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date of the Merger, Spinco drew $875.0 million to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility at the closing of the Merger, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility. As of the Closing Date of the Merger, an additional $475.0 million was drawn by Olin under this term loan facility which was used to pay fees and expenses of the Transactions, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. As of the Closing Date of the Merger, total borrowings under the term loan facilities were $1,350.0 million. The new senior credit facilities will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. The term loan facilities include amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. Under its applicable new senior credit facilities, Olin or Spinco, as the case may be, may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the applicable senior credit facilities is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facilities include various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows for the last four quarters. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.

On August 25, 2015, Olin entered into a Credit Agreement with a syndicate of lenders and Sumitomo Mitsui Banking Corporation, as administrative agent, in connection with the Transactions. The Credit Agreement provides for the Sumitomo Credit Facility under which Olin obtained term loans in an aggregate amount of $600.0 million. Loans under the Credit Agreement were made available and borrowed upon on the Closing Date. The Sumitomo Credit Facility will mature three years after the Closing Date of the Merger and will have no scheduled amortization payments. The proceeds of the Sumitomo Credit Facility were used to refinance existing Spinco indebtedness outstanding, to pay fees and expenses in connection with the Transactions and for general corporate purposes. On November 3, 2015, we entered into an amendment to the Sumitomo Credit Facility, which upon effectiveness will increase the aggregate amount of term loans by $200.0 million which is expected to be drawn upon on November 5, 2015. The proceeds will be used to pay fees and expenses in connection with the Transactions and for general corporate purposes. The Credit Agreement contains customary representations, warranties and affirmative and negative covenants which are substantially similar to those included in Olin’s existing senior credit facilities in respect of the Transactions.

On the Closing Date of the Merger, Spinco issued $720.0 million aggregate principal amount of the 2023 Notes and $500.0 million aggregate principal amount of the 2025 Notes to TDCC. TDCC transferred the Notes to certain unaffiliated securityholders in satisfaction of existing debt obligations of TDCC held or acquired by those unaffiliated securityholders. On October 5, 2015, certain initial purchasers purchased the Notes from the unaffiliated securityholders. Interest on the Notes will accrue from October 1, 2015 and will be paid semi-annually beginning on April 15, 2016. The Notes are not redeemable at any time prior to October 15, 2020. Neither Olin nor Spinco received any proceeds from the sale of the Notes. Upon the consummation of the Transactions, Olin became guarantor of the Notes.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as vinyls, urethanes, bleach, ammunition and pulp and paper.  The Acquired Business has significantly diversified our product and geographic base, which should enable us to be less cyclical.

For the nine months ended September 30, 2015, cash provided by operating activities increased by $15.6 million from the nine months ended September 30, 2014, primarily due to a smaller increase in working capital, partially offset by lower earnings. For the nine months ended September 30, 2015, working capital increased $19.5 million compared to an increase of $80.3 million in 2014. Receivables increased from December 31, 2014 by $37.3 million as a result of higher sales in the third quarter of 2015 compared with the fourth quarter of 2014. Inventories increased from December 31, 2014 by $22.4 million primarily due to a seasonal increase at Winchester. Working capital was also impacted by a $37.3 million decrease in cash tax payments.
Capital spending of $79.7 million for the nine months ended September 30, 2015 was $30.0 million higher than the corresponding period in 2014.

The overall use of cash of $2.8 million for the nine months ended September 30, 2015 primarily reflects the normal seasonal growth in working capital and cash used to fund acquisition activity, partially offset by our operating results.

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. This authorization replaced the July 2011 program. For the nine months ended September 30, 2015, no shares were purchased and retired. For the nine months ended September 30, 2014, 1.7 million shares were purchased and retired at a cost of $44.7 million. As of September 30, 2015, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to our acquisition of the Acquired Business, we were restricted from repurchasing shares of our common stock prior to the consummation of the Merger.  For a period of two years subsequent to the Closing Date of the Merger, we will continue to be subject to certain restrictions on our ability to conduct share repurchases, subject to certain exceptions.

In August 2014, we redeemed our $150.0 million 2019 Notes, which would have matured on August 15, 2019. For the three months ended September 30, 2014, we recognized interest expense of $9.5 million for the call premium and the write-off of unamortized deferred debt issuance costs related to this action.

On June 24, 2014, we entered into a five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes, which would have matured on August 15, 2019. The term loan facility was repaid as of the Closing Date of the Merger and the senior credit facility was replaced by a new five-year $1,850.0 million senior credit facility as of the Closing Date of the Merger. The $265.0 million senior revolving credit facility included a $60.0 million letter of credit subfacility. At September 30, 2015, we had $257.8 million available under our $265.0 million senior revolving credit facility because we had issued $7.2 million of letters of credit under the $60.0 million subfacility.  The $150.0 million term loan facility included amortization in equal quarterly installments at a rate of 2.5% annually for the first two years increasing to 5% for the remaining three years. Under the senior credit facility, we could select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facility was based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility included various customary restrictive covenants, including restrictions related to our leverage ratio and coverage ratio.  Compliance with these covenants was determined quarterly based on the operating cash flows for the last four quarters.  We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2015 and 2014, and December 31, 2014, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured.  As of September 30, 2015, there were no covenants or other restrictions that limited our ability to borrow.

At September 30, 2015, we had total letters of credit of $21.5 million outstanding, of which $7.2 million were issued under our $265.0 million senior revolving credit facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain Canadian pension funding requirements.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide $3,354.5 million, which, as of September 30, 2015, had been reduced to $1,166.5 million, of Bridge Financing, associated with Olin’s acquisition of the Acquired Business, in each case on the terms and conditions set forth in the commitment letters. The Bridge Financing was not drawn on to facilitate the Transactions and the commitments for the Bridge Financing have been terminated as of the Closing Date of the Merger.

As of September 30, 2015, we had long-term borrowings, including current installments and capital lease obligations, of $670.2 million, of which $302.2 million was issued at variable rates.  Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011.  The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2015, $0.5 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2015, $1.9 million of this gain was included in current installments of long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We guarantee debt and other obligations under agreements with our affiliated companies.  In the normal course of business, we guarantee the principal and interest under a $0.3 million line of credit of one of our wholly-owned foreign affiliates.  At September 30, 2015, December 31, 2014 and September 30, 2014, our wholly-owned foreign affiliate had no borrowings outstanding under this line of credit, which would be utilized for working capital purposes.

New Accounting Standards

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16 “Simplifying the Accounting for Measurement - Period Adjustments” (ASU 2015-16) which amends ASC 805 “Business Combinations.” This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. This update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This update should be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11), which amends ASC 330 “Inventory.” This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This update simplifies the current guidance under which an entity must measure inventory at the lower of cost or market. This update does not impact inventory measured using LIFO. This update is effective for fiscal years beginning after December 15, 2016. This update will not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) and, in August 2015, the FASB issued ASU 2015-15 “Interest - Imputation of Interest” (ASU 2015-15), which both amend ASC 835-30 “Interest - Imputation of Interest.” These updates require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability while debt issuance costs related to line-of-credit arrangements will continue to be presented as an asset. These updates are effective for fiscal years beginning after December 15, 2015. These updates will require certain reclassifications on our consolidated balance sheets.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new Topic, ASC 606 “Revenue from Contracts with Customers” (ASC 606). This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (ASU 2015-14), which amends ASC 606. This update defers the effective date of ASU 2014-09 to fiscal years, and interim periods within those years, beginning after December 15, 2017, a deferral of one year from the previous effective date. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

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

Energy costs, including electricity used in our Chlor Alkali Products segment, and certain raw materials and energy costs, namely copper, lead, zinc, electricity and natural gas used in our Winchester and Chemical Distribution segments, are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of September 30, 2015, we maintained open positions on futures contracts with a notional value totaling $70.8 million ($89.3 million at December 31, 2014 and $85.9 million at September 30, 2014).  Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2015, we would experience a $7.1 million ($8.9 million at December 31, 2014 and $8.6 million at September 30, 2014) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of September 30, 2015, December 31, 2014 and September 30, 2014, we had long-term borrowings, including current installments and capital lease obligations, of $670.2 million, $675.1 million and $689.1 million, respectively, of which $302.2 million, $305.0 million and $305.9 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, were issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2015, $0.5 million of this gain was included in long-term debt. We had entered into the interest rate swaps, whereby we agreed to pay variable rates to Wells Fargo who, in turn, paid us fixed rates.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to these agreements is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of September 30, 2015, $1.9 million of this gain was included in current installments of long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	September 30, 2015
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.5% - 4.5%	(a)
6.75%, due 2016	$60.0	March 2010	3.5% - 4.5%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.5% - 4.5%	(a)
6.75%, due 2016	$60.0	October 2011	3.5% - 4.5%	(a)

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

Our interest rate swaps reduced interest expense by $2.1 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively.

If the actual change in interest rates or commodities pricing is substantially different than expected, the net impact of interest rate risk or commodity risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4.  Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements.  These statements relate to analyses and other information that are based on management’s beliefs, certain assumptions made by management, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which we and our various segments operate.  These statements may include statements regarding the recent acquisition of the Acquired Business from TDCC, the expected benefits and synergies of the transaction, and future opportunities for the combined company following the transaction. The statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

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

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	changes in legislation or government regulations or policies;

•	higher-than-expected raw material and energy, transportation and/or logistics costs;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	the failure or an interruption of our information technology systems;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital;

•	weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior credit facilities and certain tax-exempt bonds;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	an increase in our indebtedness or higher-than-expected interest rates, affecting our ability to generate sufficient cash flow for debt service;

•	fluctuations in foreign currency exchange rates;

•	complications resulting from our multiple enterprise resource planning (ERP) systems;

•	our reliance on a limited number of suppliers for specified feedstock and services and our reliance on third-party transportation;

•	failure to attract, retain and motivate key employees;

•	the possibility that we may be unable to achieve expected synergies and operating efficiencies in connection with the transaction with TDCC within the expected time-frames or at all;

•	the integration of the Acquired Business being more difficult, time-consuming or costly than expected;

•	the effect of any changes resulting from the transaction with TDCC in customer, supplier and other business relationships; and

•	exposure to lawsuits and contingencies associated with the Acquired Business.

All of our forward-looking statements should be considered in light of these factors.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II - Other Information

Item 1.  Legal Proceedings.

Not Applicable.

Item 1A.  Risk Factors.

On October 5, 2015, Olin consummated the previously announced merger of the Acquired Business. Primarily as a result of the Transactions, the following are supplements and updates to the risk factors in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014. The following factors should be considered in evaluating Olin and our business. All of our forward-looking statements should be considered in light of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.
Integration—Our integration of the Acquired Business may not be successful or the anticipated benefits from the Transactions may not be realized.
As a result of the consummation of the Transactions, we have significantly more sales, assets and employees than we did prior to the consummation of the Transactions. The integration process will require us to expend capital and significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our business and the Acquired Business. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include, but are not limited to:

•	integrating the operations of the Acquired Business while carrying on the ongoing operations of our business;

•	managing a significantly larger company than before the consummation of the Transactions;

•	the possibility of faulty assumptions underlying our expectations regarding the integration process;

•	coordinating a greater number of diverse businesses located in a greater number of geographic locations, including in global regions and countries we have not previously had operations;

•	operating in geographic markets or industry sectors in which we may have little or no experience;

•	complying with laws of new jurisdictions in which we have not previously operated;

•	integrating business systems and models;

•	attracting and retaining the necessary personnel associated with the Acquired Business following the consummation of the Transactions;

•	creating and implementing uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•
integrating information technology, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems, and meeting external reporting requirements following the consummation of the Transactions.

All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees with the requisite expertise to integrate the businesses or to operate our business after the Transactions. If we do not hire or retain employees with the requisite skills and knowledge to run our business after the Transactions, it may have a material adverse effect on our business, financial condition and results of operations.
Even if we are able to combine the two business operations successfully, it may not be possible to realize the benefits of the increased sales volume and other benefits, including the expected synergies, that are expected to result from the Transactions, or realize these benefits within the time frame that is expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transactions may be offset by costs incurred or delays in integrating the companies. In addition, the quantification of synergies expected to result from the Transactions is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. The amount of synergies actually realized in the Transactions, if any, and the time periods in which any such synergies are realized, could differ materially from the expected synergies discussed in this document, regardless of whether we are able to combine the two business operations successfully.
If we are unable to successfully integrate the Acquired Business or if we are unable to realize the anticipated synergies and other benefits of the Transactions, there could be a material adverse effect on our business, financial condition and results of operations.

Raw Materials—Availability of purchased feedstocks and energy, and the volatility of these costs, impact our operating costs and add variability to earnings.
Purchased feedstock and energy costs account for a substantial portion of our total production costs and operating expenses. We purchase certain raw materials as feedstocks. We also purchase natural gas and electric power.
Feedstock and energy costs generally follow price trends in crude oil and natural gas, which are sometimes volatile. Ultimately, the ability to pass on underlying cost increases is dependent on market conditions. Conversely, when feedstock and energy costs decline, selling prices generally decline as well. As a result, volatility in these costs could impact our business, financial condition and results of operations.
If the availability of any of our principal feedstocks is limited or we are unable to obtain natural gas or energy from any of our energy sources, we may be unable to produce some of our products in the quantities demanded by our customers, which could have a material adverse effect on plant utilization and our sales of products requiring such raw materials. In connection with the Transactions, we entered into long-term supply agreements with TDCC for certain raw materials, including ethylene, propylene and benzene. The initial term of the majority of these supply agreements is either five or ten years (a small number of agreements have shorter or longer initial terms) beginning on the Closing Date of the Merger. As these contracts with TDCC and other third-party contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms comparable or as favorable to us, depending on market conditions, which may have a material adverse effect on our business, financial condition and results of operations.
In addition, many of our long-term contracts contain provisions that allow our suppliers to limit the amount of raw materials shipped to us below the contracted amount in force majeure circumstances. If we are required to obtain alternate sources for raw materials because TDCC or any other supplier is unwilling or unable to perform under raw material supply agreements or if a supplier terminates its agreements with us, we may not be able to obtain these raw materials from alternative suppliers or obtain new long-term supply agreements on terms comparable or favorable to us.

Suppliers—We rely on a limited number of outside suppliers for specified feedstocks and services.
We obtain a significant portion of our raw materials from a few key suppliers. If any of these suppliers are unable to meet their obligations under present or any future supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business, financial condition and results of operations. In connection with the Transactions, we entered into agreements with TDCC to provide specified feedstocks and services for the facilities operated by the Acquired Business. These facilities will be dependent upon TDCC’s infrastructure for services such as wastewater and ground water treatment. Any failure of TDCC to perform its obligations under those agreements could adversely affect the operation of the affected facilities and our business, financial condition and results of operations. Many of the agreements relating to these feedstocks and services have initial terms ranging from several years to 20 years. Most of these agreements are automatically renewable, but may be terminated by us or TDCC after specified notice periods. If we are required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery methods or to replace other services.
A vendor may choose, subject to existing contracts, to modify its relationship due to general economic concerns or concerns relating to the vendor or us, at any time. Any significant change in the terms that we have with our key suppliers could materially adversely affect our business, financial condition and results of operation, as could significant additional requirements from its suppliers that we provide them additional security in the form of prepayments or posting letters of credit.
Effects of Regulation—Changes in legislation or government regulations or policies could have a material adverse effect on our financial position or results of operations.
Legislation that may be passed by Congress or other legislative bodies or new regulations that may be issued by federal and other administrative agencies, including import and export duties and quotas, anti-dumping regulations and related tariffs, could significantly affect the sales, costs and profitability of our business. The chemical and ammunition industries are subject to legislative and regulatory actions, which could have a material adverse effect on our business, financial position or results of operations. Existing and future government regulations and laws may reduce the demand for our products, including certain chlorinated organic products, such as dry cleaning solvents, that we produce. Any decrease in the demand for chlorinated organic products could result in lower unit sales and lower selling prices for such chlorinated organic products, which would have a material adverse effect on our business, financial condition and results of operations.

Cost Control—Our profitability could be reduced if we experience increasing raw material, utility, transportation or logistics costs, or if we fail to achieve targeted cost reductions.
Our operating results and profitability are dependent upon our continued ability to control, and in some cases reduce, our costs. In addition, our expected benefits from the Transactions are dependent upon our ability to reduce our costs following the consummation of the Transactions. If we are unable to do so, or if costs outside of our control, particularly our costs of raw materials, utilities, transportation and similar costs, increase beyond anticipated levels, our profitability will decline and we will not realize the level of cost reductions anticipated following the Transactions.
For example, our Chlor Alkali product transportation costs, particularly railroad shipment costs, are a significant portion of our cost of goods sold, and have been increasing over the past several years. Part of the anticipated cost reductions from the Transactions are due to transportation cost efficiencies from the increased number of manufacturing locations and the Acquired Business’s utilization of diverse modes of delivery for products which we currently deliver by rail. If transportation costs continue to increase, and we are unable to control those costs or pass the increased costs on to customers, our profitability in our Chlor Alkali business would be negatively affected. Similarly, costs of commodity metals and other materials used in our Winchester business, such as copper and lead, can vary. If we experience significant increases in these costs and are unable to raise our prices to offset the higher costs, the profitability in our Winchester business would be negatively affected.
Environmental Costs—We have ongoing environmental costs, which could have a material adverse effect on our financial position or results of operations.
Our operations and assets are subject to extensive environmental, health and safety regulations, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites, at both the national and local levels in the United States. We are also subject to similar laws and regulations in other jurisdictions in which we operate. The nature of our operations and products, including the raw materials we handle, exposes us to the risk of liabilities, obligations or claims under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including, in the case of chemicals, potential releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. In addition, we are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. We have incurred, and expect to incur, significant costs and capital expenditures in complying with environmental laws and regulations.
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

In addition, future events, such as changes to or more rigorous enforcement of environmental laws, could require us to make additional expenditures, modify or curtail its operations and/or install pollution control equipment. It is possible that regulatory agencies may enact new or more stringent clean-up standards for chemicals of concern, including chlorinated organic products that we manufacture. This could lead to expenditures for environmental remediation in the future that are additional to existing estimates.
Accordingly, it is possible that some of the matters in which we are involved or may become involved may be resolved unfavorably to us, which could materially adversely affect our business, financial position, cash flows or results of operations.
Integration of Information Technology Systems—Operation on multiple Enterprise Resource Planning (“ERP”) information systems, and the conversion from multiple systems to a single system, may negatively impact our operations.
We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We have historically operated on an ERP information system. In addition, the Acquired Business currently operates on a separate ERP system. Since we will be required to process and reconcile our information from multiple systems, as a result of the Transactions, the chance of errors has increased, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. We expect that we may transition all or a portion of the operations of the Acquired Business from one ERP system to another. The transition to a different ERP system involves numerous risks, including:

•	diversion of management’s attention away from normal daily business operations;

•	loss of, or delays in accessing, data;

•	increased demand on our operations support personnel;

•	increased costs;

•	initial dependence on unfamiliar systems while training personnel to use new systems; and

•	increased operating expenses resulting from training, conversion and transition support activities.
Any of the foregoing could result in a material increase in information technology compliance or other related costs, and could materially and negatively impact our business, results of operations or financial condition.
Production Hazards—Our facilities are subject to operating hazards, which may disrupt our business.
We are dependent upon the continued safe operation of our production facilities. Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products and ammunition, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unexpected utility disruptions or outages, unscheduled downtime, transportation interruptions, transportation accidents involving our chemical products, chemical spills and other discharges or releases of toxic or hazardous substances or gases and environmental hazards. From time to time in the past, we have had incidents that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for workplace injuries and fatalities. Some of our products involve the manufacture and/or handling of a variety of explosive and flammable materials. Use of these products by our customers could also result in liability if an explosion, fire, spill or other accident were to occur. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, results of operations or financial condition. In the past, major hurricanes have caused significant disruption in our operations on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, which had an adverse impact on volume and cost for some of our products. Due to our substantial presence on the U.S. Gulf Coast, similar severe weather conditions or other natural phenomena in the future could negatively affect our results of operations.
Third Party Transportation—We rely heavily on third party transportation, which subjects it to risks and costs that we cannot control, and which risks and costs may have a material adverse effect on our financial position or results of operations.

We rely heavily on railroad, barge and other shipping companies to transport finished products to customers and to transport raw materials to the manufacturing facilities used by each of our businesses. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. In addition, the methods of transportation we utilize, including shipping chlorine and other chemicals by railroad and by barge, may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new regulations or public policy changes related to transportation safety, or these transportation companies’ failure to operate properly, or if there were significant changes in the cost of these services due to new additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our business, financial position or results of operations. In particular, federal legislation enacted in 2008 mandated the implementation of positive train control (“PTC”) technology by December 31, 2015 on railroad lines where toxic-by-inhalation hazardous (“TIH”) materials, including chlorine, are transported. The U.S. Congress extended the deadline to December 31, 2018 following the announcement by several third-party railroads that they would not meet the deadline to install PTC systems and may cease shipment of TIH materials. If any third-party railroad which we utilize to transport chlorine and other chemicals ceases to transport TIH materials, or if there are significant changes in the cost of shipping TIH materials by rail or otherwise, we may not be able to arrange efficient alternatives and timely means to deliver our products or at all, which could result in a material adverse effect on our business, financial position or results of operations.

Ability to Attract and Retain Qualified Employees—We must attract, retain and motivate key employees, and the failure to do so may adversely affect our business, financial condition or results of operations.

We feel that our success depends on hiring, retaining and motivating key employees, including executive officers. We may have difficulty locating and hiring qualified personnel. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. The loss of key personnel or our failure to attract and retain other qualified and experienced personnel could disrupt or materially adversely affect our business, financial condition or results of operations. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover, which may result in loss of significant customer business, or increased costs.
Foreign Exchange Rates—Fluctuations in foreign currency exchange could affect our consolidated financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in various currencies might occur in one or many of such currencies over time. From time to time, we may use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially adversely affect our financial results.
Risks Related to the Merger
For additional information regarding the Merger, please see the discussion in Part 1, Item 2 of this report.
We may be unable to provide the same types and level of benefits, services and resources to the Acquired Business that historically have been provided by TDCC, or may be unable to provide them at the same cost.
As part of TDCC, the Acquired Business was historically able to receive benefits and services from TDCC and was able to benefit from TDCC’s financial strength and extensive business relationships. The Acquired Business is now owned by Olin and will no longer benefit from TDCC’s resources. While we have entered into agreements under which TDCC has agreed to provide certain transition services and site-related services following the consummation of the Transactions, we cannot assure that we will be able to adequately replace those resources or replace them at the same cost. If we are not able to replace the resources provided by TDCC or are unable to replace them at the same cost or are delayed in replacing the resources provided by TDCC, our business, financial condition and results of operations may be materially adversely impacted.

We may be affected by significant restrictions following the Transactions in order to avoid significant tax-related liabilities.
In connection with the Transactions, we entered into a Tax Matters Agreement (the “Tax Matters Agreement”) with TDCC. The Tax Matters Agreement generally prohibits our and our affiliates from taking certain actions that could cause the Distribution, the Merger and certain related transactions to fail to qualify as tax-free transactions. In particular, unless an exception applies, for a two-year period following the date of the Distribution, Spinco may not:

•
enter into any transaction or series of transactions (or any agreement, understanding or arrangement) as a result of which one or more persons would acquire (directly or indirectly) stock comprising 50 percent or more of the vote or value of Spinco (taking into account the stock of Spinco acquired pursuant to the Merger);

•	redeem or repurchase any stock or stock rights;

•	amend its certificate of incorporation or take any other action affecting the relative voting rights of its capital stock;

•	merge or consolidate with any other person (other than pursuant to the Merger);

•
take any other action that would, when combined with any other direct or indirect changes in ownership of Spinco capital stock (including pursuant to the Merger), have the effect of causing one or more persons to acquire stock comprising 50 percent or more of the vote or value of Spinco, or would reasonably be expected to adversely affect the tax-free status of the Transactions;

•	discontinue the active conduct of the Acquired Business; or

•
sell, transfer or otherwise dispose of assets (including stock of subsidiaries) that constitute more than 35 percent of the consolidated gross assets of Spinco and/or its subsidiaries (subject to exceptions for, among other things, ordinary course dispositions and repayments or prepayments of Spinco debt).

If Spinco intends to take any such restricted action, Spinco will be required to cooperate with TDCC in obtaining a supplemental IRS ruling or an unqualified tax opinion acceptable to TDCC to the effect that such action will not affect the status of the Distribution, the Merger and certain related transactions as tax-free transactions. However, if Spinco takes any of the actions above and such actions result in tax-related losses to TDCC, then Spinco generally will be required to indemnify TDCC for such losses, without regard to whether TDCC has given Spinco prior consent.
Due to these restrictions and indemnification obligations under the Tax Matters Agreement, we may be limited in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests. Also, our potential indemnity obligation to TDCC might discourage, delay or prevent a change of control during this two-year period that our shareholders may consider favorable to our ability to pursue strategic transactions, equity or convertible debt financings, or other transactions that may otherwise be in our best interests.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	—	—	—
August 1-31, 2015	—	—	—
September 1-30, 2015	—	—	—
Total				6,062,657	(1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that will terminate on April 24, 2017.  Through September 30, 2015, 1,937,343 shares had been repurchased, and 6,062,657 shares remained available for purchase under this program.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

On October 28, 2015, the Compensation Committee of Olin adopted resolutions to grant a special award of up to 75,000 Performance-Based Restricted Stock Units (RSU) to John L. McIntosh, Olin’s Executive Vice President and President, Chemicals and Ammunition.  The RSU Award provides for time vesting based on the level of synergies achieved in connection with the merger of TDCC’s U.S. Chlor-Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses with Olin.  A copy of the Form of RSU Award Certificate and Description are attached as Exhibit 10.7.

Item 6.  Exhibits.

3.1	Olin’s Amended and Restated Articles of Incorporation as amended effective October 1, 2015

3.2	Bylaws of Olin Corporation as amended effective October 5, 2015—Exhibit 3.2 to Olin’s Form 8-K dated October 5, 2015*

4.1
Indenture, dated as of October 5, 2015, between Blue Cube Spinco Inc., as issuer, and U.S. Bank National Association, as trustee, governing the 9.75% Senior Notes due 2023—Exhibit 4.1 to Olin’s Form 8-K dated October 5, 2015*

4.2
Indenture, dated as of October 5, 2015, between Blue Cube Spinco Inc., as issuer, and U.S. Bank National Association, as trustee, governing the 10.00% Senior Notes due 2025—Exhibit 4.2 to Olin’s Form 8-K dated October 5, 2015*

4.3
First Supplemental Indenture, dated as of October 5, 2015, between Blue Cube Spinco Inc., as issuer, Olin Corporation, as guarantor, and U.S. Bank National Association, as trustee, governing the 9.75% Senior Notes due 2023—Exhibit 4.3 to Olin’s Form 8-K dated October 5, 2015*

4.4
First Supplemental Indenture, dated as of October 5, 2015, between Blue Cube Spinco Inc., as issuer, Olin Corporation, as guarantor, and U.S. Bank National Association, as trustee, governing the 10.00% Senior Notes due 2025—Exhibit 4.4 to Olin’s Form 8-K dated October 5, 2015*

4.5	Form of 9.75% Senior Notes due 2023—Exhibit 4.5 to Olin’s Form 8-K dated October 5, 2015*

4.6	Form of 10.00% Senior Notes due 2025—Exhibit 4.6 to Olin’s Form 8-K dated October 5, 2015*

4.7
Registration Rights Agreement, dated as of October 5, 2015 relating to the 9.75% Senior Notes due 2023 and 10.00% Senior Notes due 2025 by and among Blue Cube Spinco Inc., Olin Corporation, and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC for themselves and as representatives of the other initial purchasers—Exhibit 4.7 to Olin’s Form 8-K dated October 5, 2015*

10.1
Amendment No. 1, dated as of April 29, 2015, among Olin Corporation, Olin Canada ULC, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, to the Credit Agreement dated as of June 24, 2014 among Olin Corporation, Olin Canada ULC, the lenders and issuing banks from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated April 29, 2015*

10.2
Credit Agreement dated as of June 23, 2015 among Olin Corporation, Olin Canada ULC, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated June 29, 2015*

10.3
Credit Agreement dated as of June 23, 2015 among Blue Cube Spinco Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated June 29, 2015*

10.4
Amendment No. 4, dated as of June 23, 2015, among Olin Corporation, certain lenders party thereto and PNC Bank, National Association, as administrative agent, to the Amended and Restated Funding and Credit Agreement dated June 23, 2014 among Olin Corporation, the lenders from time to time party thereto and PNC Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K dated June 29, 2015*

10.5
Guaranty Joinder dated as of October 5, 2015, among Olin Corporation, Blue Cube Spinco Inc. and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.4 to Olin’s Form 8-K dated October 5, 2015*

10.6
Amendment Agreement dated as of June 23, 2015, among Olin Corporation, Olin Canada ULC, Blue Cube Spinco Inc., the lender party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.5 to Olin’s Form 8-K dated October 5, 2015*

10.7	Form of Restricted Stock Unit Award Certificate between Olin and Mr. McIntosh

11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed as indicated and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ Todd A. Slater
Vice President and Chief Financial Officer (Authorized Officer)

Date: November 3, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.1	Olin’s Amended and Restated Articles of Incorporation as amended effective October 1, 2015

3.2	Bylaws of Olin Corporation as amended effective October 5, 2015—Exhibit 3.2 to Olin’s Form 8-K dated October 5, 2015*

4.1
Indenture, dated as of October 5, 2015, between Blue Cube Spinco Inc., as issuer, and U.S. Bank National Association, as trustee, governing the 9.75% Senior Notes due 2023—Exhibit 4.1 to Olin’s Form 8-K dated October 5, 2015*

4.2
Indenture, dated as of October 5, 2015, between Blue Cube Spinco Inc., as issuer, and U.S. Bank National Association, as trustee, governing the 10.00% Senior Notes due 2025—Exhibit 4.2 to Olin’s Form 8-K dated October 5, 2015*

4.3
First Supplemental Indenture, dated as of October 5, 2015, between Blue Cube Spinco Inc., as issuer, Olin Corporation, as guarantor, and U.S. Bank National Association, as trustee, governing the 9.75% Senior Notes due 2023—Exhibit 4.3 to Olin’s Form 8-K dated October 5, 2015*

4.4
First Supplemental Indenture, dated as of October 5, 2015, between Blue Cube Spinco Inc., as issuer, Olin Corporation, as guarantor, and U.S. Bank National Association, as trustee, governing the 10.00% Senior Notes due 2025—Exhibit 4.4 to Olin’s Form 8-K dated October 5, 2015*

4.5	Form of 9.75% Senior Notes due 2023—Exhibit 4.5 to Olin’s Form 8-K dated October 5, 2015*

4.6	Form of 10.00% Senior Notes due 2025—Exhibit 4.6 to Olin’s Form 8-K dated October 5, 2015*

4.7
Registration Rights Agreement, dated as of October 5, 2015 relating to the 9.75% Senior Notes due 2023 and 10.00% Senior Notes due 2025 by and among Blue Cube Spinco Inc., Olin Corporation, and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC for themselves and as representatives of the other initial purchasers—Exhibit 4.7 to Olin’s Form 8-K dated October 5, 2015*

10.1
Amendment No. 1, dated as of April 29, 2015, among Olin Corporation, Olin Canada ULC, certain lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, to the Credit Agreement dated as of June 24, 2014 among Olin Corporation, Olin Canada ULC, the lenders and issuing banks from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated April 29, 2015*

10.2
Credit Agreement dated as of June 23, 2015 among Olin Corporation, Olin Canada ULC, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated June 29, 2015*

10.3
Credit Agreement dated as of June 23, 2015 among Blue Cube Spinco Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated June 29, 2015*

10.4
Amendment No. 4, dated as of June 23, 2015, among Olin Corporation, certain lenders party thereto and PNC Bank, National Association, as administrative agent, to the Amended and Restated Funding and Credit Agreement dated June 23, 2014 among Olin Corporation, the lenders from time to time party thereto and PNC Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K dated June 29, 2015*

10.5
Guaranty Joinder dated as of October 5, 2015, among Olin Corporation, Blue Cube Spinco Inc. and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.4 to Olin’s Form 8-K dated October 5, 2015*

10.6
Amendment Agreement dated as of June 23, 2015, among Olin Corporation, Olin Canada ULC, Blue Cube Spinco Inc., the lender party thereto and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.5 to Olin’s Form 8-K dated October 5, 2015*

10.7	Form of Restricted Stock Unit Award Certificate between Olin and Mr. McIntosh

11	Computation of Per Share Earnings (included in the Note-“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed as indicated and incorporated by reference.