Form 10-K
period 2015-12-31
OLIN CORP
filed 2016-03-01
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-1070
OLIN CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	13-1872319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
190 Carondelet Plaza, Suite 1530, Clayton, MO (Address of principal executive offices)	63105 (Zip code)
Registrant’s telephone number, including area code: (314) 480-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes    ☐ No    ☒
As of June 30, 2015, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $2,060,950,212 based on the closing sale price as reported on the New York Stock Exchange.
As of January 29, 2016, 165,113,906 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2016	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  On October 5, 2015 (the Closing Date), we acquired from The Dow Chemical Company (TDCC) its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business) using a Reverse Morris Trust Structure (collectively, the Acquisition). The Acquired Business’s operating results are included in the accompanying financial statements since the Closing Date of the Acquisition. For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the newly created Epoxy segment and U.S. Chlor Alkali and Vinyl and Global Chlorinated Organics (Acquired Chlor Alkali Business) operating results combined with our former Chlor Alkali Products and Chemical Distribution segments to comprise the newly created Chlor Alkali Products and Vinyls segment.

We are a manufacturer concentrated in three business segments:  Chlor Alkali Products and Vinyls, Epoxy and Winchester.  The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, trichloroethylene and vinylidene chloride, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 54% of fourth quarter 2015 sales.  The Epoxy segment produces and sells a full range of epoxy materials, including allyl chloride, epichlorohydrin, liquid epoxy resins and downstream products such as converted epoxy resins and additives, which represent 34% of fourth quarter 2015 sales. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges, which represent 12% of fourth quarter 2015 sales.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNANCE

We maintain an Internet website at www.olin.com.  Our reports on Form 10-K, Form 10-Q and Form 8-K, as well as amendments to those reports, are available free of charge on our website, as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (SEC).  Additionally, a copy of our SEC filings can be accessed from the SEC at their Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling that office of the SEC at 1-800-SEC-0330.  Also, a copy of our electronically filed materials can be obtained at www.sec.gov.  Our Principles of Corporate Governance, Committee Charters and Code of Conduct are available on our website at www.olin.com in the Governance Section under Governance Documents and Committees.

In May 2015, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us.  Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products and Vinyls

Products and Services

We have been involved in the chlor alkali industry for more than 120 years and are a major participant in the global chlor alkali industry.  Chlorine, caustic soda and hydrogen are co-produced commercially by the electrolysis of salt.  These co-produced products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda and 0.03 tons of hydrogen.  The industry refers to this as an Electrochemical Unit or ECU.  With the addition of the Acquired Business to Olin, we now have the largest global chlor alkali capacity, according to data from IHS, Inc. (IHS), with a demonstrated capacity of 6.2 million ECUs for 2015. IHS is a global information consulting company established in 1959 that provides information to a variety of industries.

Chlorine is used as a raw material in the production of thousands of products, including vinyls, urethanes, epoxy, water treatment chemicals and a variety of other organic and inorganic chemicals.  A significant portion of chlorine production is consumed in the manufacture of ethylene dichloride (EDC) and vinyl chloride monomer (VCM), both of which Chlor Alkali Products and Vinyls produces. A large portion of our EDC production is utilized in the production of VCM, but we are also one of the largest global participants in merchant EDC sales. EDC and VCM are precursors for polyvinyl chloride, or PVC. PVC is a plastic used in applications such as vinyl siding, pipe, pipe fittings and automotive parts.

We also manufacture and sell other chlor alkali-related products, which we refer to as co-products. The production of chlorinated organics, epoxy products, hydrochloric acid, sodium hypochlorite (bleach), and potassium hyrdroxide also consume chlorine as a raw material creating downstream applications for the upgrading of chlorine and the enablement of caustic soda production. As industry leaders in chlorinated organics and epoxy, the addition of the Acquired Business creates integrated outlets for our captive chlorine. With the addition of the Acquired Business, we have increased the diversification of our high value outlets for chlorine from three to nineteen.

Our Chlor Alkali Products and Vinyls segment is also one of the largest global marketers of caustic soda, including caustic soda produced by TDCC in Brazil. The off-take arrangement with TDCC in Brazil entitles the Chlor Alkali Products and Vinyls segment the right to market and sell the caustic soda produced at TDCC’s Aratu, Brazil site throughout Latin America. The diversity of caustic sourcing allows us to cost effectively supply customers worldwide. Caustic soda has a wide variety of end-use applications, the largest of which include water treatment, alumina, pulp and paper, urethanes, detergents and soaps and a variety of other organic and inorganic chemicals.

Our Chlor Alkali Products and Vinyls segment also includes the acquired chlorinated organics business which is the largest global producer of chlorinated organic products that include chloromethanes (methyl chloride, methylene chloride, chloroform and carbon tetrachloride) and chloroethenes (perchloroethylene, trichloroethylene, and vinylidene chloride). Chlorinated organics participates in both the solvent segment, as well as the intermediate segment of the global chlorocarbon industry with a focus on sustainable applications and in applications where we can benefit from our cost advantages. Intermediate products are used as feedstocks in the production of fluoropolymers, fluorocarbon refrigerants and blowing agents, silicones, cellulosics and agricultural chemicals. Solvent products are sold into end uses such as surface preparation, dry cleaning, pharmaceuticals and regeneration of refining catalysts. This business’s unique technology allows us to utilize both hydrochloric acid and chlorinated hydrocarbon byproducts (RCl), produced by our other production processes, as raw materials in an integrated system. These manufacturing facilities also consume chlorine, which generates caustic soda production and sales.

The Chlor Alkali Products and Vinyls segment’s products are delivered by marine vessel, deep-water and coastal barge, railcar and truck. Our chemical distribution infrastructure provides us with geographically advantaged storage capacity and provides us with a private fleet of trucks, tankers and trailers that expands our geographic coverage. At our largest integrated product sites, our deep-water access enables us to reach global markets.

Our Chlor Alkali Products and Vinyls segment maintains strong relationships with TDCC as both a customer and supplier. These relationships are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials and predictable and consistent demand for our end use products. Key products sold to TDCC include chlorine, cell effluent, global chlorinated organics and VCM and key raw materials received from TDCC include ethylene. Ethylene is supplied for the vinyl business under a long-term supply arrangement with TDCC whereby we receive ethylene at integrated producer economics.

Electricity, salt and ethylene are the major purchased raw materials for our Chlor Alkali Products and Vinyls segment.  Electricity is the single largest raw material component in the production of chlor alkali vinyl products. Approximately 85% of our electricity is generated from natural gas or hydroelectric sources.  Approximately 80% of our salt requirements are met by internal supply. The high volume nature of this industry places an emphasis on cost management and we believe that our scale, integration and raw material positions make us one of the low cost producers in the industry.

The following table lists products and services of our Chlor Alkali Products and Vinyls segment, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, manufacture of vinyl chloride, bleach, swimming pool chemicals and urethane chemicals	Becancour, Canada Charleston, TN Freeport, TX Henderson, NV McIntosh, AL Niagara Falls, NY Plaquemine, LA St. Gabriel, LA	salt, electricity

Ethylene dichloride/vinyl chloride monomer	Precursor to polyvinyl chloride used in vinyl siding, plumbing and automotive parts	Freeport, TX Plaquemine, LA	chlorine, ethylene

Chlorinated organics intermediates	Used as feedstocks in the production of fluoropolymers, fluorocarbon refrigerants and blowing agents, silicones, cellulosics and agricultural chemicals	Freeport, TX Plaquemine, LA Stade, Germany	chlorine, ethylene dichloride, hydrochloric acid, methanol, RCls

Chlorinated organics solvents	Surface preparation, dry cleaning, pharmaceuticals and regeneration of refining catalysts	Freeport, TX Plaquemine, LA Stade, Germany	chlorine, ethylene dichloride, hydrochloric acid, RCls

Sodium hypochlorite (bleach)	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Becancour, Canada Charleston, TN Henderson, NV* Lemont, IL McIntosh, AL* Niagara Falls, NY* Santa Fe Springs, CA Tracy, CA	caustic soda, chlorine

Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water & wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore & mineral processing	Becancour, Canada Charleston, TN Henderson, NV McIntosh, AL Niagara Falls, NY	chlorine, hydrogen

Potassium hydroxide	Fertilizer manufacturing, soaps, detergents & cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	electricity, potassium chloride

Hydrogen	Fuel source, hydrogen peroxide and hydrochloric acid	Becancour, Canada Charleston, TN Freeport, TX Henderson, NV McIntosh, AL Niagara Falls, NY Plaquemine, LA St. Gabriel, LA	electricity, salt
* Includes low salt, high strength bleach manufacturing.

Strategies

Strengthen Our Role as Preferred Supplier in North America. Take maximum advantage of our world-scale integrated facilities on the Gulf Coast, our geographically-advantaged plants across North America and our extensive distribution network to provide a reliable and preferred supply position to our North American customers.

Capitalize on Our Low Cost Position. Our advantaged cost position is derived from shale gas, scale, integration, and deep-water ports. We expect to maximize our low cost position to export caustic soda, chlorinated organics and EDC to customers worldwide.

Optimize the Breadth of Products and Pursue Incremental Expansion Opportunities. Fully utilize the portfolio of co-products and integrated derivatives to continually upgrade chlorine and caustic soda to the highest value applications and provide expansion opportunities.

Epoxy

Products and Services

With the addition of the Acquired Business, we acquired TDCC’s Global Epoxy business. The Epoxy business was one of the first major manufacturers of epoxy products, and has continued to build on a half a century of history through product innovation and technical excellence. According to data from IHS, the Epoxy segment is one of the largest fully integrated global producers of epoxy resins, curing agents and intermediates. The Epoxy segment has a favorable manufacturing cost position which is driven by a combination of scale and integration into low cost feedstocks (including chlorine, caustic soda, allylics and aromatics). The Epoxy segment produces and sells a full range of epoxy materials, including upstream products such as allyl chloride (Allyl) and epichlorohydrin (EPI), midstream products such as liquid epoxy resins (LER), and downstream products such as converted epoxy resins (CER) and additives.

The Epoxy segment serves a diverse array of applications, including wind energy, electrical laminates, marine coatings, consumer goods and composites, as well as numerous applications in civil engineering and protective coating. The Epoxy segment has important relationships with established customers, some of which span decades. Geographically, the Epoxy segment’s primary markets are North America and Western Europe. The segment’s product is delivered primarily by marine vessel, deep-water and coastal barge, railcar and truck.

Allyl has use, not only as a feedstock in the production of EPI, but also as a chemical intermediate in multiple industries and applications, including water purification chemicals. EPI is primarily produced as a feedstock for use in the business’s epoxy resins, and also sold to epoxy producers globally who produce their own resins for end use segments such as coatings and adhesives. LER is manufactured in liquid form and cures with the addition of a hardener into a thermoset solid material offering a distinct combination of strength, adhesion and chemical resistance that is well-suited to coatings and composites applications. While LER is sold externally, a large share of LER production is further converted into CER where value-added modifications produce higher margin customer-specific resins.

Our Epoxy segment maintains strong relationships with TDCC as both a customer and supplier. These relationships are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. Key products sold to TDCC include aromatics and key raw materials received from TDCC include propylene and benzene.

The Epoxy segment’s production economics benefit from its integration into chlor alkali and aromatics which are key inputs in epoxy production. This fully integrated structure provides both access to low cost materials and significant operational flexibility. The Epoxy segment operates an integrated aromatics production chain producing cumene, phenol, acetone and bisphenol (BisA) for internal consumption and sale. The Epoxy segment’s consumption of chlorine allows the Chlor Alkali Products and Vinyls segment to generate caustic soda production and sales. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.

The following table lists products and services of our Epoxy segment, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Allylics (allyl chloride & epichlorohydrin)	Manufacturers of polymers, resins and other plastic materials, water purification, and pesticides	Freeport, TX Stade, Germany	chlor alkali, propylene

Liquid epoxy resin	Adhesives, paint and coatings, composites and flooring	Freeport, TX Guaruja, Brazil Stade, Germany	acetone, benzene, bisphenol, chlor alkali, cumene, phenol

Converted epoxy resins	Electrical laminates, paint and coatings, wind blades, electronics and construction	Baltringen, Germany Freeport, TX Guaruja, Brazil Gumi, South Korea Pisticci, Italy Rheinmunster, Germany Roberta, GA Stade, Germany Zhangjigang, China	acetone, benzene, bisphenol, chlor alkali, cumene, phenol

Strategies

Optimize Existing Cost Position. The Epoxy segment continues to drive productivity cost improvements through the entire supply chain, enhancing reliability and delivering yield improvements. With its advantaged cost position, the business will continue its focus to sell products through improved margin discipline and optimization of our integrated aromatics capabilities.

Continued Focus on Product Innovation. With a long history of leading technology and quality, the Epoxy segment is a leading global innovator. Innovation capture in resins and systems improvements, combined with process, geographic and asset mix, provide the road map to improving the profitability of the Epoxy portfolio.

Take Maximum Advantage of Our Geographical Presence. Operating nine strategically-located sites on four continents with reliable production and delivery of product enables the business to increase market share in strategic international markets and expand into attractive new emerging markets.

Winchester

Products and Services

In 2016, Winchester is celebrating its 150th year of operation and its 86th year as part of Olin.  Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries.  We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces.

In February 2016, Winchester was awarded a five-year contract for .38 caliber, .45 caliber and 9mm ammunition to be used by the U.S. Army. The contract has the potential to generate approximately $75 million of sales over the five-year contract.

In January 2016, Winchester was awarded a five-year contract for 5.56mm, 7.62mm and .50 caliber ammunition to be used by the U.S. Army. The contract has the potential to generate approximately $300 million of sales over the five-year contract.

In March 2015, Winchester was awarded a five-year contract for 5.56mm frangible ammunition to be used for training by the U.S. Navy and U.S. Marine Corp. The contract has the potential to generate approximately $45 million of sales over the five-year contract.

In September 2014, Winchester was awarded a five-year contract to produce training ammunition for the U.S. Department of Homeland Security. The contract has the potential to generate $50 million of sales over the five-year contract.

In 2015, Winchester was recognized with the Strategic Partnership award by Cabela’s Incorporated (Cabela’s), one of the country’s largest retailers of hunting, fishing and outdoor gear. The Strategic Partnership award is given to partners who demonstrate superior performance metrics and overall contribution to the company. In April 2014, Winchester was recognized with the exclusive Overall Vendor of the Year award by Cabela’s. The Overall Vendor of the Year is Cabela’s highest merchandising vendor award across all categories and departments. Winchester was chosen from more than 3,500 merchandise suppliers for superior performance, partnership and overall contribution to the retailer.

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

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors.  Winchester has also built its business with key high-volume mass merchants and specialty sporting goods retailers.  Winchester has consistently developed industry-leading ammunition, which is recognized in the industry for manufacturing excellence, design innovation and consumer value. Winchester’s new ammunition products continue to receive awards from major industry publications, with recent awards including: Predator Xtreme magazine’s “2015 Readers’ Choice Gold” award; American Rifleman magazine’s Golden Bullseye Award as “Ammunition Product of the Year” in 2015 and 2014; Field & Stream magazine’s “Best of the Best” award in 2014 and 2013; Petersen's Hunting magazine’s 2014 “Editor’s Choice” award; Guns & Ammo magazine’s “2014 Ammunition of the Year” award; and Shooting Illustrated magazine’s “Ammunition Product of the Year” in 2014.

Winchester purchases raw materials such as copper-based strip and ammunition cartridge case cups and lead from vendors based on a conversion charge or premium.  These conversion charges or premiums are in addition to the market prices for metal as posted on exchanges such as the Commodity Exchange, or COMEX, and London Metals Exchange, or LME.  Winchester’s other main raw material is propellant, which is purchased predominantly from one of the U.S.’s largest propellant suppliers.

The following table lists products and services of our Winchester segment, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Winchester® sporting ammunition (shotshells, small caliber centerfire & rimfire ammunition)	Hunters & recreational shooters, law enforcement agencies	East Alton, IL Geelong, Australia Oxford, MS	brass, lead, steel, plastic, propellant, explosives

Small caliber military ammunition	Infantry and mounted weapons	East Alton, IL Oxford, MS	brass, lead, propellant, explosives

Industrial products (8 gauge loads & powder-actuated tool loads)	Maintenance applications in power & concrete industries, powder-actuated tools in construction industry	East Alton, IL Geelong, Australia Oxford, MS	brass, lead, plastic, propellant, explosives

On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  In October 2011, we opened the new centerfire pistol and rifle production facility in Oxford, MS and, during 2013, we completed the relocation of the centerfire pistol manufacturing equipment. During 2014, the centerfire rifle manufacturing equipment was in the process of being relocated, and by December 1, 2014, all commercial centerfire rifle ammunition was manufactured in Oxford, MS. During 2015, all of Winchester’s commercial centerfire pistol and rifle ammunition were manufactured in Oxford, MS.  The annual savings from the Oxford relocation project reached $35 million in 2015. During the first half of 2016, the final rifle ammunition production equipment relocation will be completed, and it is expected that the annual cost savings for the project could reach $40 million.  Once completed, Winchester expects to have the most modern centerfire ammunition production facility in North America.

Strategies

Maximize Existing Strengths. Winchester plans to seek new opportunities to fully utilize the legendary Winchester brand name and will continue to offer a full line of ammunition products to the markets we serve, with specific focus on investments that make Winchester ammunition the retail brand of choice.

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

INTERNATIONAL OPERATIONS

With the addition of the Acquired Business our international presence increased, including the geographic regions of Europe, Asia Pacific and Latin America. Approximately 39% of Olin’s fourth quarter sales, including 23% of our Chlor Alkali Products and Vinyls fourth quarter segment sales, 75% of our Epoxy fourth quarter segment sales and 10% of our Winchester fourth quarter segment sales, were generated outside of the U.S. See the Note “Segment Information” of the notes to consolidated financial statements contained in Item 8, for geographic segment data.  We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

During 2015, no single customer accounted for more than 8% of sales.  Sales to all U.S. Government agencies and sales under U.S. Government contracting activities in total accounted for approximately 3% of sales in 2015.  Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales.  We sell some of our products, such as epoxy resins, caustic soda and sporting ammunition, to a large number of users or distributors, while we sell others, such as chlorine and chlorinated organics in substantial quantities to a relatively small number of industrial users.  With the addition of the Acquired Business, we entered into or have significant relationships with a few customers including TDCC, who was our largest customer by revenue in 2015. We expect this relationships to continue to be significant to Olin in the future and to represent more than 10% of our annual sales in the future. We discuss the customers for each of our three business segments in more detail above under “Products and Services.”

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

BACKLOG

The total amount of contracted backlog was approximately $312.5 million and $289.0 million as of January 31, 2016 and 2015, respectively.  The backlog orders are in our Winchester business.  Beginning in November 2012, consumer purchases of ammunition surged significantly above historical demand levels. The surge in demand was across all of Winchester’s commercial product offerings. Beginning in the third quarter of 2014, Winchester began to experience a decline in commercial demand from the 2013 level. However, for 2015 and the second half of 2014 commercial demand remained stronger than 2011 levels. The increase above historical levels of commercial demand can be illustrated by the increase in Winchester’s commercial backlog, which was $230.5 million and $192.4 million at January 31, 2016 and 2015, respectively, compared to $29.4 million at December 31, 2011 and $37.6 million at January 31, 2012. The orders included in the commercial backlog may be canceled by the customer. Backlog is comprised of all open customer orders not yet shipped.  Approximately 88% of contracted backlog as of January 31, 2016 is expected to be filled during 2016.

COMPETITION

We are in active competition with businesses producing or distributing the same or similar products, as well as, in some instances, with businesses producing or distributing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 18 million tons of chlorine and 19 million tons of caustic soda capacity, account for approximately 18% of worldwide chlor alkali production capacity.  With the addition of the Acquired Business, according to IHS, we now have the largest chlor alkali capacity in North America and globally. While the technologies to manufacture and transport chlorine and caustic soda are widely available, the production facilities require large capital investments, and are subject to significant regulatory and permitting requirements. Approximately 75% of the total North American chlor alkali capacity is located in the U.S. Gulf Coast region. There is a worldwide market for caustic soda, which attracts imports and allows exports depending on market conditions. Other large chlor alkali producers in North America include The Occidental Petroleum Corporation (Oxy) and Axiall Corporation (Axiall).

We are also a leading integrated global producer of chlorinated organic products with a strong cost position due to our scale and access to chlor alkali feedstocks. This industry includes large diversified producers such as Oxy, Axiall and Solvay S.A., as well as multiple producers located in China.

We are a fully integrated major epoxy producer in the world, with access to key low cost feedstocks and cost a advantaged infrastructure. The markets in which our Epoxy segment operates are highly competitive and are dependent on significant capital investment, the development of proprietary technology and maintenance of product research and development. Among our competitors are Huntsman Corporation and Hexion, Inc.

We are among the largest manufacturers in the U.S. of commercial small caliber ammunition based on independent market research sponsored by the National Shooting Sports Foundation (NSSF).  Formed in 1961, NSSF has a membership of more than 8,000 manufacturers, distributors, firearms retailers, shooting ranges, sportsman’s organizations and publishers. According to NSSF, our Winchester business, Vista Outdoor Inc. (Vista), and Remington Outdoor Company, Inc. (Remington) are the three largest commercial ammunition manufacturers in the U.S.  The ammunition industry is highly competitive with us, Vista, Remington, numerous smaller domestic manufacturers and foreign producers competing for sales to the commercial ammunition customers.  Many factors influence our ability to compete successfully, including price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.

EMPLOYEES

As of December 31, 2015, we had approximately 6,200 employees, with 5,200 working in the U.S. and 1,000 working in foreign countries.  Various labor unions represent a majority of our hourly-paid employees for collective bargaining purposes.

The following labor contract is scheduled to expire in 2016:

Location	Number of Employees	Expiration Date
East Alton (Winchester)	676	December 2016

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude this labor contract or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities.  Company-sponsored research expenditures were $4.9 million in 2015, $4.1 million in 2014 and $2.5 million in 2013.

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

SEASONALITY

Our sales are affected by the cyclicality of the economy and the seasonality of several industries we serve, including building and construction, coatings, infrastructure, electronics, automotive, bleach, refrigerants and ammunition. The seasonality of the ammunition business is typically driven by the fall hunting season. The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-produced products and as a result of the large increments in which new capacity is added and removed.  Because chlorine and caustic soda are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-produced product.  Prices for both products respond rapidly to changes in supply and demand. The cyclicality of the chlor alkali industry has further impacts on downstream products. In general, our chlor alkali businesses experience their highest level of activity during the spring and summer months, particularly when construction, refrigerants, coatings and infrastructure activity is higher. With the addition of the Acquired Business, we have significantly increased the diversification of our chlorine outlets allowing us to better manage the cyclical nature of the industry.

RAW MATERIALS AND ENERGY

Basic raw materials are processed through an integrated manufacturing process to produce a number of products that are sold at various points throughout the process. We purchase a portion of our raw material requirements and also utilize internal resources, co-products and finished goods as raw materials for downstream products. We believe we have reliable sources of supply for our raw materials under normal market conditions. However, we cannot predict the likelihood or impact of any future raw material shortages.

The principal basic raw materials for our production of Chlor Alkali Products and Vinyls’ products are electricity, salt, ethylene, potassium chloride, methanol and hydrogen.  A portion of our purchases of our raw materials, including ethylene, are made under long-term supply agreements, while approximately 80% of the salt used in our Chlor Alkali Products and Vinyls segment is produced from internal resources.

The Epoxy segment’s principal raw materials are chlorine, benzene, propylene and aromatics which consist of cumene, phenol, acetone and BisA. A portion of our purchases of our raw materials, including benzene, propylene and a portion of our aromatics requirements, are made under long-term supply agreements, while a portion of our aromatics requirements are produced from our integrated production chain. Chlorine is predominately sourced from our Chlor Alkali Products and Vinyls segment.

Lead, brass and propellant are the principal raw materials used in the Winchester business.  We typically purchase our ammunition cartridge case cups and copper-based strip, and propellants pursuant to multi-year contracts.

Electricity is the predominant energy source for our manufacturing facilities.  Approximately 85% of our electricity is generated from natural gas or hydroelectric sources. In conjunction with the Acquisition, we entered into long-term power supply contracts with TDCC in addition to acquiring power assets which allow for cost differentiation at specific U.S. manufacturing sites.

We provide additional information with respect to specific raw materials in the tables set forth under “Products and Services.”

ENVIRONMENTAL AND TOXIC SUBSTANCES CONTROLS

As is common in our industry, we are subject to environmental laws and regulations related to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which we do business.

The establishment and implementation of national, state or provincial and local standards to regulate air, water and land quality affect substantially all of our manufacturing locations around the world.  Laws providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances, and remediation of contaminated sites have imposed additional regulatory requirements on industry, particularly the chemicals industry.  In addition, implementation of environmental laws has required and will continue to require new capital expenditures and will increase operating costs.

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

In connection with the Acquisition, TDCC retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

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
Although we historically have not sold a large percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon a healthy economy beyond North America because our customers sell their products abroad. Additionally, the percentage of our sales to customers abroad is expected to increase significantly since the

Acquired Business derives a larger portion of its sales from customers outside the U.S. As a result, our business is and will continue to be affected by general economic conditions and other factors in Europe, Asia Pacific, particularly China and Japan, and Latin America, including fluctuations in interest rates, customer demand, labor and energy costs, currency changes and other factors beyond our control. The demand for our customers’ products, and therefore, our products, is directly affected by such fluctuations. In addition, our customers could decide to move some or all of their production to lower cost, offshore locations, and this could reduce demand in North America for our products. We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a downturn in the European, Asia Pacific, particularly China and Japan, Latin American, or world economies, increases in interest rates or unfavorable currency fluctuations. Economic conditions in other regions of the world, predominantly Asia and Europe, can increase the amount of caustic soda produced and available for export to North America. The increased caustic soda supply can put downward pressure on our caustic soda prices, negatively impacting our profitability.
Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly declines in ECU netbacks for chlorine and caustic soda.
Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical and ammunition industries. We experience cycles of fluctuating supply and demand in each of our business segments, particularly in our Chlor Alkali Products and Vinyls segment, which result in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. Another factor influencing demand and pricing for chlorine and caustic soda is the price of natural gas. Higher natural gas prices increase our customers’ and competitors’ manufacturing costs, and depending on the ratio of crude oil to natural gas prices, could make them less competitive in world markets. Continued expansion offshore, particularly in Asia, will continue to have an impact on the ECU values as imported caustic soda replaces some capacity in North America.
In the chlor alkali industry, price is the major supplier selection criterion. We have little or no ability to influence prices in these large commodity markets. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. While we strive to maintain or increase our profitability by reducing costs through improving production efficiency, emphasizing higher margin products and by controlling transportation, selling and administration expense, we cannot assure you that these efforts will be sufficient to offset fully the effect of possible decreases in pricing on operating results.
Because of the cyclical nature of our businesses, we cannot assure you that pricing or profitability in the future will be comparable to any particular historical period, including the most recent period shown in our operating results. We cannot assure you that the chlor alkali industry will not experience adverse trends in the future, or that our business, financial condition and results of operations will not be adversely affected by them.
Our Winchester and Epoxy segments are also subject to changes in operating results as a result of cyclical pricing pressures, but to a lesser extent than our Chlor Alkali Products and Vinyls segment. Selling prices of ammunition and epoxy materials are affected by changes in raw material costs and availability and customer demand, and declines in average selling prices of products of our Winchester and Epoxy segments could adversely affect our profitability.
Indebtedness—Our indebtedness could adversely affect our financial condition.
As of December 31, 2015, we had $3,881.7 million of indebtedness outstanding. Outstanding indebtedness does not include amounts that could be borrowed under our $500.0 million senior revolving credit facility, under which $489.6 million was available for borrowing as of December 31, 2015 because we had issued $10.4 million of letters of credit. As of December 31, 2015, our indebtedness represented 61.6% of our total capitalization. At December 31, 2015, $206.5 million of our indebtedness was due within one year. Despite our level of indebtedness, we expect to continue to have the ability to borrow additional debt.
Our indebtedness could have important consequences, including but not limited to:

•	limiting our ability to fund working capital, capital expenditures, and other general corporate purposes;

•
limiting our ability to accommodate growth by reducing funds otherwise available for other corporate purposes and to compete, which in turn could prevent us from fulfilling our obligations under our indebtedness;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates;

•	limiting our ability to pay cash dividends;

•	limiting our flexibility for, or reacting to, changes in our business or industry or economic conditions, thereby limiting our ability to compete with companies that are not as highly leveraged; and

•	increasing our vulnerability to economic downturns.
Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. There can be no assurance that our business will generate sufficient cash flow from operations to make these payments. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness before maturity, sell assets or issue additional equity. We may not be able to refinance any of our indebtedness, sell assets or issue additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.
Credit Facilities—Weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior credit facilities.
Our senior credit facilities include certain financial maintenance covenants requiring us to not exceed a maximum leverage ratio and to maintain a minimum coverage ratio.
Depending on the magnitude and duration of chlor alkali cyclical downturns, including deterioration in prices and volumes, there can be no assurance that we will continue to be in compliance with these ratios. If we failed to comply with either of these covenants in a future period and were not able to obtain waivers from the lenders, we would need to refinance our current senior credit facilities. However, there can be no assurance that such refinancing would be available to us on terms that would be acceptable to us or at all.
Integration—Our integration of the Acquired Business may not be successful or the anticipated benefits from the Acquisition may not be realized.
As a result of the addition of the Acquired Business, we have significantly more sales, assets and employees than we did prior to the Closing Date. The integration process will require us to expend capital and significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our business and the Acquired Business. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include, but are not limited to:

•	integrating the operations of the Acquired Business while carrying on the ongoing operations of our existing business;

•	managing a significantly larger company than before the Closing Date;

•	the possibility of faulty assumptions underlying our expectations regarding the integration process;

•	coordinating a greater number of diverse businesses located in a greater number of geographic locations, including in global regions and countries in which we have not previously had operations;

•	operating in geographic markets or industry sectors in which we may have little or no experience;

•	complying with laws of new jurisdictions in which we have not previously operated;

•	integrating business systems and models;

•	attracting and retaining the necessary personnel associated with the Acquired Business following the Closing Date;

•	creating and implementing uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

•	integrating information technology, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems, and meeting external reporting requirements following the Closing Date.
All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees with the requisite expertise to integrate the businesses or to operate our business after the Closing Date. If we do not hire or retain employees with the requisite skills and knowledge to run our business, it may have a material adverse effect on our business, financial condition and results of operations.
Even if we are able to combine the two business operations successfully, it may not be possible to realize the benefits of the increased sales volume and other benefits, including the expected synergies that are expected to result from the addition of the Acquired Business, or realize these benefits within the time frame that is expected. The costs to realize the anticipated synergies, including integration fees and capital spending, may be greater than anticipated. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Acquisition may be offset by costs incurred or delays in integrating the companies. In addition, the quantification of synergies expected to result from the Acquisition is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. The amount of synergies actually realized, if any, and the time periods in which any such synergies are realized, could differ materially from the expected synergies discussed in this document, regardless of whether we are able to combine the two business operations successfully.
If we are unable to successfully integrate the Acquired Business or if we are unable to realize the anticipated synergies and other benefits of the Acquisition, there could be a material adverse effect on our business, financial condition and results of operations.
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
If the availability of any of our principal feedstocks is limited or we are unable to obtain natural gas or energy from any of our energy sources, we may be unable to produce some of our products in the quantities demanded by our customers, which could have a material adverse effect on plant utilization and our sales of products requiring such raw materials. In connection with the Acquisition, we entered into long-term supply agreements with TDCC for certain raw materials, including ethylene, propylene and benzene. The initial term of the majority of these supply agreements is either five or ten years (a small number of agreements have shorter or longer initial terms) beginning on the Closing Date. As these contracts with TDCC and other third-party contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms comparable or as favorable to us, depending on market conditions, which may have a material adverse effect on our business, financial condition and results of operations. In addition, many of our long-term contracts contain provisions that allow their suppliers to limit the amount of raw materials shipped to us below the contracted amount in force majeure circumstances. If we are required to obtain alternate sources for raw materials because TDCC or any other supplier is unwilling or unable to perform under raw material supply agreements or if a supplier terminates its agreements with us, we may not be able to obtain these raw materials from alternative suppliers or obtain new long-term supply agreements on terms comparable or favorable to us.
Suppliers—We rely on a limited number of outside suppliers for specified feedstocks and services.
We obtain, a significant portion of our raw materials from a few key suppliers. If any of these suppliers are unable to meet their obligations under present or any future supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business, financial condition and results of operations. In connection with the Acquisition, we entered into agreements with TDCC to provide specified feedstocks and services for the facilities operated by the Acquired Business. T hese facilities will be dependent upon TDCC’s infrastructure for services such as wastewater and ground water treatment. Any failure of

TDCC to perform its obligations under those agreements could adversely affect the operation of the affected facilities and our business, financial condition and results of operations. Many of the agreements relating to these feedstocks and services have initial terms ranging from several years to 20 years. Most of these agreements are automatically renewable, but may be terminated by us or TDCC after specified notice periods. If we are required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. A dditionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery methods or to replace other services.
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
Imbalance in Demand for Our Chlor Alkali Products—A loss of a substantial customer for our chlorine or caustic soda could cause an imbalance in customer demand for these products, which could have an adverse effect on our results of operations.
Chlorine and caustic soda are produced simultaneously and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The loss of a substantial chlorine or caustic soda customer could cause an imbalance in customer demand for our chlorine and caustic soda products. An imbalance in customer demand may require Olin to reduce production of both chlorine and caustic soda or take other steps to correct the imbalance. Since Olin cannot store large quantities of chlorine, we may not be able to respond to an imbalance in customer demand for these products as quickly or efficiently as some of our competitors. If a substantial imbalance occurred, we would need to reduce prices or take other actions that could have a material adverse impact on our business, results of operations and financial condition.
Security and Chemicals Transportation—New regulations on the transportation of hazardous chemicals and/or the security of chemical manufacturing facilities and public policy changes related to transportation safety could result in significantly higher operating costs.
The transportation of our products and feedstocks, including transportation by pipeline, and the security of our chemical manufacturing facilities are subject to extensive regulation. Government authorities at the local, state and federal levels could implement new or stricter regulations that would impact the security of chemical plant locations and the transportation of hazardous chemicals. Our Chlor Alkali Products and Vinyls segment could be adversely impacted by the cost of complying with any new regulations. Our business also could be adversely affected if an incident were to occur at one of our facilities or while transporting product. The extent of the impact would depend on the requirements of future regulations and the nature of an incident, which are unknown at this time.
Effects of Regulation—Changes in legislation or government regulations or policies could have a material adverse effect on our financial position or results of operations.
Legislation that may be passed by Congress or other legislative bodies or new regulations that may be issued by federal and other administrative agencies, including import and export duties and quotas, anti-dumping regulations and related tariffs, could significantly affect the sales, costs and profitability of our business. The chemical and ammunition industries are subject to legislative and regulatory actions, which could have a material adverse effect on our business, financial position or results of operations. Existing and future government regulations and laws may reduce the demand for our products, including certain chlorinated organic products, such as dry cleaning solvents. Any decrease in the demand for chlorinated organic products could result in lower unit sales and lower selling prices for such chlorinated organic products, which would have a material adverse effect on our business, financial condition and results of operations.
Cost Control—Our profitability could be reduced if we experience increasing raw material, utility, transportation or logistics costs, or if we fail to achieve targeted cost reductions.
Our operating results and profitability are dependent upon our continued ability to control, and in some cases reduce, our costs. In addition, our expected benefits from the Acquisition are dependent upon our ability to reduce our costs following the Closing Date. If we are unable to do so, or if costs outside of our control, particularly our costs of raw materials, utilities, transportation and similar costs, increase beyond anticipated levels, our profitability will decline and we will not realize the level of cost reductions anticipated following the Closing Date.
For example, our chlor alkali product transportation costs, particularly railroad shipment costs, are a significant portion of our cost of goods sold, and have been increasing over the past several years. Part of the anticipated cost reductions from the Acquisition are due to transportation cost efficiencies from the increased number of manufacturing locations and the Acquired

Business’s utilization of diverse modes of delivery for products which we currently deliver by rail. If transportation costs continue to increase, and we are unable to control those costs or pass the increased costs on to customers, our profitability in our Chlor Alkali Products and Vinyls and Epoxy segments would be negatively affected. Similarly, costs of commodity metals and other materials used in our Winchester business, such as copper and lead, can vary. If we experience significant increases in these costs and are unable to raise our prices to offset the higher costs, the profitability in our Winchester business would be negatively affected.
Credit and Capital Market Conditions—Adverse conditions in the credit and capital markets may limit or prevent our ability to borrow or raise capital.
While we believe we have facilities in place that should allow us to borrow funds as needed to meet our ordinary course business activities, adverse conditions in the credit and financial markets could prevent us from obtaining financing, if the need arises. Our ability to invest in our businesses and refinance or repay maturing debt obligations could require access to the credit and capital markets and sufficient bank credit lines to support cash requirements. If we are unable to access the credit and capital markets on commercially reasonable terms, we could experience a material adverse effect on our business, financial position or results of operations.
Environmental Costs—We have ongoing environmental costs, which could have a material adverse effect on our financial position or results of operations.
Our operations and assets are subject to extensive environmental, health and safety regulations, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites. The nature of our operations and products, including the raw materials we handle, exposes us to the risk of liabilities, obligations or claims under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury, including, in the case of chemicals, potential releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes. In addition, we are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites. We have incurred, and expect to incur, significant costs and capital expenditures in complying with environmental laws and regulations.
The ultimate costs and timing of environmental liabilities are difficult to predict. Liabilities under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We could incur significant costs, including clean-up costs, natural resource damages, civil or criminal fines and sanctions and third-party lawsuits claiming, for example, personal injury and/or property damage, as a result of past or future violations of, or liabilities under, environmental or other laws.

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
We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We currently operate on an ERP information system and the Acquired Business operates on a separate ERP system. Since we will be required to process and reconcile our information from multiple systems, the chance of errors has increased, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. We expect that we may transition all or a portion of the operations of the Acquired Business from one ERP system to another. The transition to a different ERP system involves numerous risks, including:

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
Our operations are dependent on our ability to protect our information systems, computer equipment and information databases from systems failures. We rely on our information technology systems generally to manage the day-to-day operation of our business, operate elements of our manufacturing facilities, manage relationships with our customers, fulfill customer orders and maintain our financial and accounting records. Failure of our information technology systems could be caused by internal or external events, such as incursions by intruders or hackers, computer viruses, cyber-attacks, failures in hardware or software, or power or telecommunication fluctuations or failures. The failure of our information technology systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs or loss of important information, any of which could have a material adverse effect on our business, financial condition or results of operations. We have technology and information security processes and disaster recovery plans in place to mitigate our risk to these vulnerabilities. However, these measures may not be adequate to ensure that our operations will not be disrupted, should such an event occur.
Production Hazards—Our facilities are subject to operating hazards, which may disrupt our business.
We are dependent upon the continued safe operation of our production facilities. Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products and ammunition, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unexpected utility disruptions or outages, unscheduled downtime, transportation interruptions, transportation accidents involving our chemical products, chemical spills and other discharges or releases of toxic or hazardous substances or gases and environmental hazards. From time to time in the past, we have had incidents that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for workplace injuries and fatalities. Some of our products involve the manufacture and/or handling of a variety of explosive and flammable materials. Use of these products by our customers could also result in liability if an explosion, fire, spill or other accident were to occur. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, results of operations or financial condition. In the past, major hurricanes have caused significant disruption in the Acquired Business’s operations on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, which had an adverse impact on volume and cost for some of the Acquired Business’s products. Due to the substantial presence we have on the U.S. Gulf Coast, similar severe weather conditions or other natural phenomena in the future could negatively affect our results of operations.
Third Party Transportation—We rely heavily on third party transportation, which subjects us to risks and costs that we cannot control, and which risks and costs may have a material adverse effect on our financial position or results of operations.
We rely heavily on railroad, truck, marine vessel, barge and other shipping companies to transport finished products to customers and to transport raw materials to the manufacturing facilities used by each of our businesses. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards, as well as interstate transportation regulations. In addition, the methods of transportation we utilize, including shipping chlorine and other chemicals by railroad and by barge, may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new regulations or public policy changes related to transportation safety, or these transportation companies’ failure to operate properly, or if there were significant changes in the cost of these services due to new additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our business, financial position or results of operations. If any third-party railroad which we utilize to transport chlorine and other chemicals ceases to transport toxic-by-inhalation hazardous (“TIH”) materials, or if there are significant changes in the cost of shipping TIH materials by rail or otherwise, we may not be able to arrange efficient alternatives and timely means to deliver our products or at all, which could result in a material adverse effect on our business, financial position or results of operations.
Pension Plans—The impact of declines in global equity and fixed income markets on asset values and any declines in interest rates and/or improvements in mortality assumptions used to value the liabilities in our pension plans may result in higher pension costs and the need to fund the pension plans in future years in material amounts.
Under Accounting Standard Codification (ASC) 715 “Compensation-Retirement Benefits” (ASC 715), we recorded an after-tax charge of $78.8 million ($125.3 million pretax) to shareholders’ equity as of December 31, 2015 for our pension and other postretirement plans. This charge reflected unfavorable performance on plan assets during 2015, partially offset by a 50-basis point increase in the domestic pension plans’ discount rate. In 2014, we recorded an after-tax charge of $86.6 million ($142.0 million pretax) to shareholders’ equity as of December 31, 2014 for our pension and other postretirement plans. This charge reflected a 60-basis point decrease in the plans’ discount rate and the negative impact of the newly mandated mortality tables, partially offset by favorable performance on plan assets during 2014. In 2013, we recorded an after-tax charge of $7.7 million ($12.5 million pretax) to shareholders’ equity as of December 31, 2013 for our pension and other postretirement plans. This charge reflected unfavorable performance on plan assets during 2013, partially offset by a 60-basis point increase in the plans’ discount rate. These non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior credit facility.
The determinations of pension expense and pension funding are based on a variety of rules and regulations. Changes in these rules and regulations could impact the calculation of pension plan liabilities and the valuation of pension plan assets. They may also result in higher pension costs, additional financial statement disclosure, and the need to fund the pension plan. Effective as of the Closing Date, we changed the approach used to measure service and interest costs for our defined benefit pension plans and on December 31, 2015 changed this approach for our other postretirement benefits. Prior to the Closing Date, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Subsequent to the Closing Date for our defined benefit pension plans and beginning in 2016 for our other postretirement benefits, we elected to measure service and interest costs by applying the specific spot rates along the yield curve to the plans’ estimated cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.
During the fourth quarter of 2014, the Society of Actuaries (SOA) issued the final report of its mortality tables and mortality improvement scales. The updated mortality data reflected increasing life expectancies in the U.S. During the third quarter of 2012, the “Moving Ahead for Progress in the 21st Century Act” (MAP-21) became law. The law changed the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates for a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation and potentially reducing or eliminating the minimum annual funding requirement. The law also increased premiums paid to the Pension Benefit Guaranty Corporation (PBGC). During the third quarter of 2014, the “Highway and Transportation Funding Act” (HATFA 2014) became law, which includes an extension of MAP-21’s defined benefit plan funding stabilization relief.

Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2016.
We have several international qualified defined benefit pension plans to which we made cash contributions of $0.9 million in 2015, $0.8 million in 2014 and $1.0 million in 2013, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2016.
At December 31, 2015, the projected benefit obligation of $2,680.8 million exceeded the market value of assets in our qualified defined benefit pension plans by $644.3 million, as calculated under ASC 715.
In addition, the impact of declines in global equity and fixed income markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension plans in future years. For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets would have decreased or increased, respectively, the 2015 defined benefit pension plans income by approximately $18.7 million.
Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2015 and the projected benefit obligation as of December 31, 2015 would have decreased pension income by $1.4 million and increased the projected benefit obligation by $146.0 million. A 50-basis point increase in the discount rate used to calculate pension income for 2015 and the projected benefit obligation as of December 31, 2015 would have increased pension income by $1.5 million and decreased the projected benefit obligation by $133.0 million.
We assumed certain material pension benefit obligations associated with the Acquired Business. These liabilities and the related future funding obligations could restrict cash available for our operations, capital expenditures and other requirements, and may materially adversely affect its financial condition and liquidity.
In accordance with TDCC’s election, our U.S. tax-qualified defined benefit pension plan assumed certain U.S. tax-qualified defined benefit pension obligations related to active employees and certain terminated, vested retirees of the Acquired Business with a net liability of approximately $286.5 million, which amount remains subject to adjustment. In connection therewith, pension assets will be transferred from TDCC’s U.S. tax-qualified defined benefit pension plans to our U.S. tax-qualified defined benefit pension plan. In addition to the standard minimum funding requirements, the Pension Protection Act of 2006 (as amended by the Worker, Retiree and Employer Recovery Act of 2008) (the Pension Act) requires companies with U.S. tax-qualified defined benefit pension plans to make contributions to such plans as frequently as quarterly in order to meet the “funding target” for such plans, as defined in the Pension Act. The failure to meet a minimum required percentage of the funding target in any given year could result in adverse consequences, including the imposition of fines or penalties. Funding obligations with respect to U.S. tax-qualified defined benefit pension plans change due to, among other things, the actual investment return on plan assets and changes in interest rates and/or mortality assumptions. Continued volatility in the capital markets may have a further negative impact on the funded status of U.S. tax-qualified defined benefit pension plans, which may in turn increase attendant funding obligations. Given the amount of pension assets that may be transferred from TDCC’s U.S. tax-qualified defined benefit pension plans to our U.S. tax-qualified defined benefit pension plan, and subject to the foregoing and other variables, and the associated uncertainties, it is possible that we could be required to make substantial additional contributions in future years to our tax-qualified defined benefit pension plan attributable to the transferred pension liabilities. These contributions could restrict available cash for our operations, capital expenditures and other requirements, and may materially adversely affect its financial condition and liquidity.
In addition, we assumed certain accrued defined benefit pension liabilities relating to employees of TDCC in Germany, Switzerland and other international locations who transferred as part of the Acquired Business. These liabilities and the related future payment obligations could restrict cash available for our operations, capital expenditures and other requirements, and may materially adversely affect its financial condition and liquidity.
Foreign Exchange Rates—Fluctuations in foreign currency exchange could affect our consolidated financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the USD. Because our consolidated financial statements are presented in USD, we must translate revenues and expenses into USD at the average exchange rate during each reporting period, as well as assets and liabilities into USD at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the USD against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in various currencies might occur in one or many of such currencies over time. From time to time, we may use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the USD against major currencies, would not materially adversely affect our financial results.

Labor Matters—We cannot assure you that we can conclude future labor contracts or any other labor agreements without work stoppages.
Various labor unions represent, a majority of our hourly paid employees for collective bargaining purposes. The following labor contract is scheduled to expire in 2016:

Location	Number of Employees	Expiration Date
East Alton (Winchester)	676	December 2016

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude any labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

Ability to Attract and Retain Qualified Employees—We must attract, retain and motivate key employees, and the failure to do so may adversely affect our business, financial condition or results of operations.
We feel our success depends on hiring, retaining and motivating key employees, including executive officers. We may have difficulty locating and hiring qualified personnel. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. The loss of key personnel or our failure to attract and retain other qualified and experienced personnel could disrupt or materially adversely affect our business, financial condition or results of operations. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover, which may result in the loss of significant customer business or increased costs.

We may be unable to provide the same types and level of benefits, services and resources to the Acquired Business that historically have been provided by TDCC, or may be unable to provide them at the same cost.

As part of TDCC, the Acquired Business was historically able to receive benefits and services from TDCC and was able to benefit from TDCC’s financial strength and extensive business relationships. The Acquired Business is now owned by Olin and will no longer benefit from TDCC’s resources. While we have entered into agreements under which TDCC has agreed to provide certain transition services and site-related services following the Closing Date, we cannot assure that we will be able to adequately replace those resources or replace them at the same cost. If we are not able to replace the resources provided by TDCC or are unable to replace them at the same cost or are delayed in replacing the resources provided by TDCC, our business, financial condition and results of operations may be materially adversely impacted.

The historical financial information of the Acquired Business may not be representative of its results or financial condition if it had been operated independently of TDCC and, as a result, may not be a reliable indicator of its future results.

The financial information of the Acquired Business prior to the Closing Date and included within the unaudited pro forma financial information within this document has been derived from the consolidated financial statements and accounting records of TDCC and reflects all direct costs as well as assumptions and allocations made by TDCC management. The financial position, results of operations and cash flows of the Acquired Business presented may be different from those that would have resulted had the Acquired Business been operated independently of TDCC during the applicable periods or at the applicable dates.

The unaudited pro forma financial information of Olin and the Acquired Business is not intended to reflect what actual results of operations and financial condition would have been had Olin and the Acquired Business been a combined company for the periods presented, and therefore these results may not be indicative of Olin’s future operating performance.

The unaudited pro forma financial information presented in this document is for illustrative purposes only and is not intended to, and does not purport to, represent what our actual results or financial condition would have been if the Acquisition had occurred on the relevant date. The unaudited pro forma financial information has been prepared using the acquisition method of accounting. Under the acquisition method of accounting, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values with any excess purchase price allocated to goodwill. The pro forma purchase price allocation was based on the preliminary fair value of the tangible and intangible assets and liabilities of the Acquired Business. The final purchase price allocation may be different than that reflected in the pro forma purchase price allocation presented herein, and this difference may be material.

The unaudited pro forma financial information does not reflect the costs of any integration activities or transaction-related costs or incremental capital spending that Olin management believes are necessary to realize the anticipated synergies from the Acquisition. Accordingly, the unaudited pro forma financial information included in this document does not reflect what our results of operations or operating condition would have been had Olin and the Acquired Business been a consolidated entity during all periods presented, or what our results of operations and financial condition will be in the future.

Olin’s business, financial condition and results of operations may be adversely affected following the Closing Date if we cannot negotiate contract terms that are as favorable as those TDCC had received when we replace certain contracts after the Closing Date.

Prior to the Closing Date, certain functions (such as purchasing, accounts payable processing, accounts receivable management, information systems, logistics and distribution) for the Acquired Business were generally being performed under TDCC’s centralized systems and, in some cases, under contracts that are also used for TDCC’s other businesses and which were not intended to be assigned in whole or in part to the combined business. In addition, some other contracts to which TDCC is a party on behalf of the Acquired Business will require consents of third parties to assign them to us or our subsidiaries. There can be no assurance that we will be able to negotiate contract terms that are as favorable as those TDCC received when and if we replace these contracts with our own agreements for similar services, including any contracts that may need to be replaced as a result of a failure to obtain required third-party consents. Although we believe that we will be able to enter into new agreements for similar services and that we will be able to obtain all material third-party consents required to assign contracts to us, it is possible that the failure to enter into new agreements for similar services or to obtain required consents to assign contracts could have a material adverse impact on our business, financial condition and results of operations following the Closing Date.

We may be affected by significant restrictions following the Closing Date in order to avoid significant tax-related liabilities.

In connection with the Acquisition, we entered into a Tax Matters Agreement (the Tax Matters Agreement) with TDCC. The Tax Matters Agreement generally prohibits us and our affiliates from taking certain actions that could cause certain related transactions consummated on the Closing Date, to fail to qualify as tax-free transactions. In particular, unless an exception applies, for a two-year period following the Closing Date, we may not:

•
enter into any transaction or series of transactions (or any agreement, understanding or arrangement) as a result of which one or more persons would acquire (directly or indirectly) stock comprising 50 percent or more of the vote or value of Blue Cube Spinco Inc. (Spinco) (taking into account the stock of Spinco acquired pursuant to the Agreement and Plan of Merger (Merger Agreement) and Separation Agreement dated March 26, 2015);

•	redeem or repurchase any stock or stock rights;

•	amend our certificate of incorporation or take any other action affecting the relative voting rights of our capital stock;

•	merge or consolidate with any other person (other than pursuant to the Merger Agreement and Separation Agreement dated March 26, 2015);

•
take any other action that would, when combined with any other direct or indirect changes in ownership of Spinco capital stock (including pursuant to the Merger Agreement and Separation Agreement dated March 26, 2015), have the effect of causing one or more persons to acquire stock comprising 50 percent or more of the vote or value of Spinco, or would reasonably be expected to adversely affect the tax-free status of the related transactions consummated on the Closing Date;

•	discontinue the active conduct of the Acquired Business; or

•
sell, transfer or otherwise dispose of assets (including stock of subsidiaries) that constitute more than 35 percent of the consolidated gross assets of Spinco and/or its subsidiaries (subject to exceptions for, among other things, ordinary course dispositions and repayments or prepayments of Spinco debt).

If we decide to take any such restricted action, we will be required to cooperate with TDCC in obtaining a supplemental Internal Revenue Service (IRS) ruling or an unqualified tax opinion acceptable to TDCC to the effect that such action will not affect the status of certain related transactions consummated on the Closing Date as tax-free transactions. However, if we take any of the above actions and such action results in tax-related losses to TDCC, then we generally will be required to indemnify TDCC for such losses, without regard to whether TDCC has given us prior consent.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Information concerning our principal locations at or from which our products and services are manufactured, distributed or marketed are included in the tables set forth under the caption “Products and Services” contained in Item 1—“Business.” Generally, these facilities are well maintained, in good operating condition, and suitable and adequate for their use. Our two largest facilities are co-located with TDCC. The land in which these facilities are located is leased with a 99 year term. Additionally, we lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments. We believe our current facilities are adequate to meet the requirements of our present operations.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2015 and 2014, our consolidated balance sheets included liabilities for these legal actions of $21.2 million and $22.1 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities relating to the Acquired Business for litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant as of February 29, 2016

Name and Age	Office	Served as an Olin Officer Since
Joseph D. Rupp (65)	Chairman and Chief Executive Officer	1996
Scott R. Abel (52)	Vice President and Vice President, Chlorine, Co-Products and Distribution	2014
Frank W. Chirumbole (57)	Vice President and President, Chlor Alkali Products	2011
Stephen C. Curley (64)	Vice President and Treasurer	2005
Pat D. Dawson (58)	Executive Vice President and President, Epoxy and International	2015
Dolores J. Ennico (63)	Vice President, Human Resources	2009
John E. Fischer (60)	President and Chief Operating Officer	2004
Clive A. Grannum (50)	Vice President and President, Global Chlorinated Organics	2015
G. Bruce Greer, Jr. (55)	Vice President, Strategic Planning and Information Technology	2005
John L. McIntosh (61)	Executive Vice President and President, Chemicals and Ammunition	1999
Thomas J. O’Keefe (57)	Vice President and President, Winchester	2011
George H. Pain (65)	Senior Vice President, General Counsel and Secretary	2002
John M. Sampson (55)	Vice President and Vice President, Manufacturing and Engineering, Chlor Alkali Vinyls, Epoxy and Global Chlorinated Organics	2015
Todd A. Slater (52)	Vice President and Chief Financial Officer	2005
Randee N. Sumner (41)	Vice President and Controller	2014
James A. Varilek (57)	Executive Vice President and President, Chlor Alkali Vinyls and Services	2015

No family relationship exists between any of the above named executive officers or between any of them and any of our directors.  Such officers were elected to serve, subject to the Bylaws, until their respective successors are chosen.

All executive officers, except Messrs. Abel, Chirumbole, Dawson, Grannum, O’Keefe, Sampson and Varilek and Ms. Sumner, have served as executive officers for more than five years.

All executive officers who have been employed by Olin for over five years, except Messrs. Chirumbole, Fischer, McIntosh, O’Keefe and Slater and Ms Sumner, have served in their current position for more than five years.

Scott R. Abel was appointed Vice President, Chlorine, Co-Products and Distribution effective January 29, 2016, adding business responsibility for chlorine and co-products to the duties he assumed in April 2014 of leading the Chemical Distribution business, which commenced on April 24, 2015 when he became Vice President of Olin and President, Chemical Distribution. From 2012 to 2014, he served as Commercial Vice President at KOST USA, Inc. From 2009 to 2012, he served as Business Director – Glycols at Archer Daniels Midland Company. From 2008 to 2009, he served as Global Marketing Director – Acrylic Monomers; and from 1989 through 2007, he served in various sales and commercial management positions including marketing roles in Chlor-Alkali and Global Chlorinated Organics, all at TDCC.

Frank W. Chirumbole assumed his current duties on April 28, 2011 and was appointed Vice President of Olin and President, Chlor Alkali Products effective April 26, 2012. From October 2010 until April 2012, he served as President, Chlor Alkali Products; from 2009 until September 2010, he served as Vice President, General Manager - Bleach; from 2007 to 2009, he served as Vice President, Supply Chain Management; and from 2001 to 2007, he served as Vice President, Manufacturing and Engineering, all at Olin Chlor Alkali Products.

Pat D. Dawson was appointed Executive Vice President of Olin and President, Epoxy and International effective October 5, 2015. From July 2013 through September 2015, he was Senior Vice President, Epoxy and Corporate Project Development; from 2010 to 2013, he served as the President of Dow Asia Pacific; and from 2004 to 2010, he served as Group President for the Polyurethanes Business, all at TDCC. His career began in 1980 at TDCC.

John E. Fischer has served as President and Chief Operating Officer since May 2014 and will become President and Chief Executive Officer effective May 1, 2016. From October 2010 until May 2014, he served as Senior Vice President and Chief Financial Officer; from May 2005 to October 2010, he served as Vice President and Chief Financial Officer; and from June 2004 until May 2005, he served as Vice President, Finance and Controller, all at Olin.

Clive A. Grannum was appointed Vice President of Olin and President, Global Chlorinated Organics effective October 5, 2015. From December 2013 to October 2015, he served as Business President, Global Chlorinated Organics; from 2011 to 2013, he was the business leader for Global Chlorinated Organics and Plastics additives businesses, all at TDCC. He retained the Plastics Additives leadership role after TDCC’s acquisition of Rohm and Haas in 2009. From 2008 to 2009, he served as the Vice President of Plastic Additives for Rohm and Haas. Prior to Rohm and Haas, he held multiple roles of increasing responsibilities at The BOC Group and The ICI Group with the last role being Vice President of ICI and Senior Vice President, Uniqema Americas.

John L. McIntosh was appointed Executive Vice President, Chemicals and Ammunition effective October 5, 2015. From May 2014 until October 4, 2015, he served as Senior Vice President, Chemicals; from January 2011 until April 2014, he served as Senior Vice President, Operations; and from October 2010 until December 2010, he served as Senior Vice President, Chemicals, all at Olin.

Thomas J. O’Keefe assumed his current duties on April 28, 2011 and was appointed Vice President of Olin and President, Winchester effective April 26, 2012. From 2010 to 2011, he served as President, Winchester; from 2008 to 2010, he served as Vice President, Operations and Planning; and from 2006 to 2008 he was Vice President, Manufacturing Operations, in each case, at Winchester.  From 2001 to 2006, he was Vice President, Manufacturing and Engineering for Olin’s former Brass Division.

John M. Sampson was appointed Vice President of Olin and Vice President, Manufacturing and Engineering, Chlor Alkali Vinyls, Epoxy and Global Chlorinated Organics effective October 5, 2015. From February 2014 to October 2015, he served as Vice President, Dow Chlorine Products Operations; from November 2012 to February 2014, he served as Vice President of Environmental, Health, & Safety Operations; from 2011 to 2012, he served as Manufacturing Vice President for Chemicals & Energy; and from 2007 to 2011, he served as Global Business Director for Chlor-Alkali, all at TDCC. His career began at TDCC in 1983.

Todd A. Slater was appointed Vice President and Chief Financial Officer effective May 4, 2014. From October 2010 until May 3, 2014, he served as Vice President, Finance and Controller; and from May 2005 until September 2010, he served as Vice President and Controller, all at Olin.

Randee N. Sumner was appointed Vice President and Controller effective May 4, 2014. From December 2012 until April 2014, she served as Division Financial Officer for Chemical Distribution. From 2010 until December 2012, she served as Assistant Controller; from 2008 to 2010, she served as Director, Corporate Accounting and Financial Reporting; and from 2006 to 2008, she served as Manager, Corporate Accounting and Financial Reporting, all at Olin.

James A. Varilek was appointed Executive Vice President of Olin and President, Chlor Alkali Vinyls and Services effective October 5, 2015. In November 2013, he was named President of the U.S. Chlor Alkali & Vinyl Business and in March 2015, he assumed additional responsibilities as Chief Operating Officer of Dow Chlorine Products; from December 2010 to November 2013, he was Business Vice President for the Dow Services Business, adding Vice President for Procurement in July 2013; from November 2008 to December 2010, he was Vice President for Business Services, Advanced Materials Division; and from February 2006 to November 2008, he was Vice President of Global Supply Chain, all at TDCC. His career began at TDCC in 1982.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 29, 2016, we had 4,445 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange.

The high and low sales prices of our common stock during each quarterly period in 2015 and 2014 are listed below.  A dividend of $0.20 per common share was paid during each of the four quarters in 2015 and 2014.

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$34.34	$32.56	$27.18	$22.13
Low	22.00	26.77	15.73	16.60

2014
Market price of common stock per New York Stock Exchange composite transactions
High	$29.18	$29.28	$28.08	$25.97
Low	24.51	26.42	25.23	20.43

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2015	—	—	—
November 1-30, 2015	—	—	—
December 1-31, 2015	—	—	—
Total				6,062,657 (1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that will terminate on April 24, 2017.  Through December 31, 2015, 1,937,343 shares had been repurchased, and 6,062,657 shares remained available for purchase under this program. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the merger. For a period of two years subsequent to the Closing Date, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

Performance Graph

This graph compares the total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s 1000 Index (the S&P 1000) and a customized peer group of five companies comprised of: Orbital ATK, Inc., Axiall, TDCC, Oxy, and Westlake Chemical Corporation.

Data is for the five-year period from December 31, 2010 through December 31, 2015.  The cumulative return includes reinvestment of dividends.  The Peer Group is weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph.  We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in the Peer Group for such year by (b) the total shareholder return for that corporation for such year.

Item 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

	2015	2014	2013	2012	2011
Operations	($ and shares in millions, except per share data)
Sales	$2,854	$2,241	$2,515	$2,185	$1,961
Cost of goods sold	2,487	1,853	2,034	1,748	1,574
Selling and administration	187	166	190	169	161
Restructuring charges	3	16	6	9	11
Acquisition-related costs	123	4	—	8	—
Other operating income	46	2	1	8	9
Earnings of non-consolidated affiliates	2	2	3	3	10
Interest expense	97	44	39	26	30
Interest and other income (expense)	2	1	—	(10)	176
Income before taxes from continuing operations	7	163	250	226	380
Income tax provision	8	58	71	76	138
Income (loss) from continuing operations	(1)	105	179	150	242
Discontinued operations, net	—	1	—	—	—
Net (loss) income	$(1)	$106	$179	$150	$242
Financial position
Cash and cash equivalents, short-term investments and restricted cash	$392	$257	$312	$177	$357
Working capital, excluding cash and cash equivalents and short-term investments	394	182	125	150	76
Property, plant and equipment, net	3,953	931	988	1,034	885
Total assets	9,322	2,698	2,803	2,778	2,450
Capitalization:
Short-term debt	207	16	13	24	12
Long-term debt	3,675	659	678	690	524
Shareholders’ equity	2,419	1,013	1,101	998	986
Total capitalization	$6,301	$1,688	$1,792	$1,712	$1,522
Per share data
Basic:
Continuing operations	$(0.01)	$1.33	$2.24	$1.87	$3.02
Discontinued operations, net	—	0.01	—	—	—
Net (loss) income	$(0.01)	$1.34	$2.24	$1.87	$3.02
Diluted:
Continuing operations	$(0.01)	$1.32	$2.21	$1.85	$2.99
Discontinued operations, net	—	0.01	—	—	—
Net (loss) income	$(0.01)	$1.33	$2.21	$1.85	$2.99
Common Cash Dividends	0.80	0.80	0.80	0.80	0.80
Market price of common stock:
High	34.34	29.28	29.52	23.48	27.16
Low	15.73	20.43	21.29	18.40	16.11
Year end	17.26	22.77	28.85	21.59	19.65
Other
Capital expenditures	$131	$72	$91	$256	$201
Depreciation and amortization	229	139	135	111	99
Common dividends paid	80	63	64	64	64
Repurchases of common stock	—	65	36	3	4
Current ratio	1.7	2.2	2.1	1.7	2.0
Total debt to total capitalization	61.6%	40.0%	38.6%	41.7%	35.2%
Effective tax rate	120.9%	35.5%	28.6%	33.6%	36.3%
Average common shares outstanding - diluted	103.4	79.7	80.9	81.0	80.8
Shareholders	4,500	3,600	3,900	4,100	4,400
Employees	6,200	3,900	4,100	4,100	3,800

Since February 28, 2011, our Selected Financial Data reflects the acquisition of the remaining 50% of the SunBelt Chlor Alkali Partnership, which we refer to as SunBelt. Since August 22, 2012, our Selected Financial Data reflects the acquisition of K.A. Steel Chemicals Inc. (KA Steel). Since October 5, 2015, our Selected Financial Data reflects the operating results of the Acquired Business.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS BACKGROUND

We are a leading vertically-integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester.  All of our business segments are capital intensive manufacturing businesses.  Chlor Alkali Products and Vinyls operating rates are closely tied to the general economy.  Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity.

Our Chlor Alkali Products and Vinyls segment is a commodity business where all supplier products are similar and price is the major supplier selection criterion.  We have little or no ability to influence prices in the large, global commodity markets.  Our Chlor Alkali Products and Vinyls segment produces some of the most widely used chemicals in the world that can be upgraded into a wide variety of downstream chemical products used in many end-markets. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products and Vinyls segment, can lead to very significant changes in our overall profitability.

The Epoxy segment consumes products manufactured by the Chlor Alkali Products and Vinyls segment. While competitive differentiation exists through downstream customization and product development opportunities, pricing is extremely competitive with a broad range of competitors across the globe.

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

RECENT DEVELOPMENTS AND HIGHLIGHTS

Acquisition

On the Closing Date, we acquired from TDCC the Acquired Business, whose operating results are included in the accompanying financial statements since the date of the Acquisition. For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the newly created Epoxy segment and the Acquired Chlor Alkali Business operating results combined with our former Chlor Alkali Products and Chemical Distribution segments to comprise the newly created Chlor Alkali Products and Vinyls segment.
Under the Merger Agreement dated March 26, 2015, the aggregate purchase price for the Acquired Business was $5,162.2 million, subject to certain post-closing adjustments. The $5,162.2 million consisted of $2,095.0 million of cash and debt transferred to TDCC and approximately 87.5 million shares of Olin common stock valued at approximately $1,527.4 million, plus the assumption of pension liabilities of approximately $447.1 million and long-term debt of $569.0 million. In connection with the Acquisition, TDCC retained liabilities relating to the Acquired Business for litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date. The value of the common stock was based on the closing stock price on the last trading day prior to the Closing Date of $17.46.
Certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other service agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. Payments of approximately $90.2 million, subject to certain post-closing adjustments, will be made related to certain acquisition related liabilities including the estimated working capital adjustment. In addition, Olin and TDCC have agreed in connection with the Acquisition to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics.

In connection with the Acquisition, we filed a Certificate of Amendment to our Articles of Incorporation to increase the number of authorized shares of Olin common stock from 120.0 million shares to 240.0 million shares. Olin issued approximately 87.5 million shares of Olin common stock on the Closing Date that represented approximately 53% of the outstanding shares of Olin common stock. Olin’s pre-merger shareholders continued to hold the remaining approximately 47% of the outstanding shares of Olin common stock.

We financed the cash and debt portion of the Acquisition with new long-term debt which consisted of $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023, $500.0 million aggregate principal amount of 10.00% senior notes due October 15, 2025 and a $1,350.0 million five-year senior term loan facility, a portion of which was used to refinance the remaining $146.3 million outstanding on an existing term loan facility. Also in connection with the Acquisition, we obtained a three-year senior term loan facility in an aggregate principal amount of $800.0 million, which was primarily used to refinance existing indebtedness of the Acquired Business outstanding that was assumed by Olin.
The Acquired Business’s results of operations have been included in our consolidated results for the period subsequent to the Closing Date. Our results for the year ended December 31, 2015 include Epoxy sales of $429.6 million and a segment loss of $7.5 million and the Acquired Chlor Alkali Business sales of $373.0 million and segment income of $37.2 million.
During 2015, we incurred costs in connection with the Acquisition, including $76.3 million of advisory, legal, accounting, integration and other professional fees and $30.5 million of financing-related fees. In addition, $47.1 million of costs were incurred as a result of the change in control which created a mandatory acceleration of expenses under deferred compensation plans as a result of the Acquisition.
As a result of the Acquisition, we believe we can generate at least $250 million in annual cost synergies by 2019, or if we are able to increase sales to new third-party customers and access new product markets as a result of the Acquisition, the potential for additional annual synergies of up to $100 million. We expect to incur $100 million to $150 million in transition-related costs during the first three years and $200 million in incremental capital spending during the first three years which we believe are necessary to realize the anticipated synergies.

2015 Overview

In 2015, Chlor Alkali Products and Vinyls generated segment income of $115.5 million for 2015 compared to $130.1 million for 2014.  Chlor Alkali Products and Vinyls segment income was lower than the prior year due to decreased chlorine, caustic soda, potassium hydroxide and hydrochloric acid volumes and lower product prices. These decreases were partially offset by the contributions of the Acquired Chlor Alkali Business, lower operating costs, primarily due to lower energy costs, and insurance recoveries. Chlor Alkali Products and Vinyls segment income also included $6.7 million of additional costs of goods sold related to the fair value adjustment related to the preliminary purchase accounting for inventory. The lower product prices were predominantly due to caustic soda, partially offset by higher chlorine prices. The insurance recoveries represent reimbursement of costs incurred and expensed in prior periods, primarily related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $186.1 million and $119.4 million for 2015 and 2014, respectively.

Epoxy segment loss for 2015 was $7.5 million, respectively, which represent the segment’s operating results from the Closing Date through December 31, 2015. Epoxy segment loss included $17.3 million of additional costs of goods sold related to the fair value adjustment related to the preliminary purchase accounting for inventory. Epoxy segment loss included depreciation and amortization expense of $20.9 million for 2015.

Winchester reported segment income of $115.6 million for 2015 compared to $127.3 million for 2014.  The decrease in segment income in 2015 compared to 2014 reflects lower volumes and a less favorable product mix for pistol and shotshell ammunition and lower product pricing. These decreases were partially offset by decreased commodity and other material costs. Winchester’s segment income included depreciation and amortization expense of $17.4 million and $16.3 million for 2015 and 2014, respectively.

Other operating income in 2015 included insurance recoveries for property damage and business interruption of $42.3 million related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and $3.7 million related to the McIntosh, AL chlor alkali facility.

PENSION AND POSTRETIREMENT BENEFITS

Under ASC 715, we recorded an after-tax charge of $78.8 million ($125.3 million pretax) to shareholders’ equity as of December 31, 2015 for our pension and other postretirement plans.  This charge reflected unfavorable performance on plan assets during 2015, partially offset by a 50-basis point increase in the domestic pension plans’ discount rate.  In 2014, we recorded an after-tax charge of $86.6 million ($142.0 million pretax) to shareholders’ equity as of December 31, 2014 for our pension and other postretirement plans.  This charge reflected a 60-basis point decrease in the plans’ discount rate and the negative impact of the newly mandated mortality tables, partially offset by favorable performance on plan assets during 2014.  Our benefit obligation as of December 31, 2014 increased approximately $90 million pretax as a result of the newly mandated mortality tables. In 2013, we recorded an after-tax charge of $7.7 million ($12.5 million pretax) to shareholders’ equity as of December 31, 2013 for our pension and other postretirement plans.  This charge reflected unfavorable performance on plan assets during 2013, partially offset by a 60-basis point increase in the plans’ discount rate.  The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior credit facility.

Effective as of the Closing Date, we changed the approach used to measure service and interest costs for our defined benefit pension plans and on December 31, 2015 changed this approach for our other postretirement benefits. Prior to the Closing Date, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Subsequent to the Closing Date for our defined benefit pension plans and beginning in 2016 for our other postretirement benefits, we elected to measure service and interest costs by applying the specific spot rates along the yield curve to the plans’ estimated cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

During the fourth quarter of 2014, the SOA issued the final report of its mortality tables and mortality improvement scales. The updated mortality data reflected increasing life expectancies in the U.S. During the third quarter of 2012, the MAP-21 became law. The law changed the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates for a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation, and potentially reducing or eliminating the minimum annual funding requirement. The law also increased premiums paid to the PBGC. During the third quarter of 2014, HATFA 2014 became law, which includes an extension of MAP-21’s defined benefit plan funding stabilization relief.

As of the Closing Date and as part of the Acquisition, our U.S. qualified defined benefit pension plan assumed certain U.S. qualified defined benefit pension obligations and assets related to active employees and certain terminated, vested retirees of the Acquired Business with an estimated net liability of $286.5 million, subject to certain post-closing adjustments. In connection therewith, pension assets will be transferred from TDCC’s U.S. qualified defined benefit pension plans to our U.S. qualified defined benefit pension plan. Immediately prior to the Acquisition, the Acquired Business’s participant accounts assumed in the Acquisition were closed to new participants and were no longer accruing additional benefits.

Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2016.

As of the Closing Date, we assumed certain accrued defined benefit pension liabilities relating to employees of TDCC in Germany, Switzerland and other international locations who transferred to Olin in connection with the Acquisition. The estimated net liability assumed as of the Closing Date was $160.6 million, subject to post-closing adjustments. We also have a small Canadian defined benefit pension liability. In connection with international qualified defined benefit pension plans, we made cash contributions of $0.9 million, 0.8 million and $1.0 million in 2015, 2014, and 2013, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2016.

At December 31, 2015, the projected benefit obligation of $2,680.8 million exceeded the market value of assets in our qualified defined benefit pension plans by $644.3 million, as calculated under ASC 715.

Components of net periodic benefit costs (income) were:

	Years ended December 31,
	2015	2014	2013
	($ in millions)
Pension costs (benefits)	$18.7	$(25.0)	$(20.5)
Other postretirement benefits	6.7	6.6	7.5

For the year ended December 31, 2015, pension costs included $47.1 million of costs incurred as a result of the change in control which created a mandatory acceleration of expenses under our domestic non-qualified pension plan as a result of the Acquisition.

For both the years ended December 31, 2015 and 2014, we recorded a curtailment charge of $0.2 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. These charges were included in restructuring charges.

The service cost and the amortization of prior service cost components of pension expense related to employees of the operating segments are allocated to the operating segments based on their respective estimated census data.

CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2015	2014	2013
	($ in millions, except per share data)
Sales	$2,854.4	$2,241.2	$2,515.0
Cost of goods sold	2,486.8	1,853.2	2,033.7
Gross margin	367.6	388.0	481.3
Selling and administration	186.5	166.2	190.0
Restructuring charges	2.7	15.7	5.5
Acquisition-related costs	123.4	4.2	—
Other operating income	45.7	1.5	0.7
Operating income	100.7	203.4	286.5
Earnings of non-consolidated affiliates	1.7	1.7	2.8
Interest expense	97.0	43.8	38.6
Interest income	1.1	1.3	0.6
Other income (expense)	0.2	0.1	(1.3)
Income from continuing operations before taxes	6.7	162.7	250.0
Income tax provision	8.1	57.7	71.4
Income (loss) from continuing operations	(1.4)	105.0	178.6
Income from discontinued operations, net	—	0.7	—
Net (loss) income	$(1.4)	$105.7	$178.6
Net (loss) income per common share:
Basic (loss) income per common share:
Income (loss) from continuing operations	$(0.01)	$1.33	$2.24
Income from discontinued operations, net	—	0.01	—
Net (loss) income	$(0.01)	$1.34	$2.24
Diluted (loss) income per common share:
Income (loss) from continuing operations	$(0.01)	$1.32	$2.21
Income from discontinued operations, net	—	0.01	—
Net (loss) income	$(0.01)	$1.33	$2.21

2015 Compared to 2014

Sales for 2015 were $2,854.4 million compared to $2,241.2 million last year, an increase of $613.2 million, or 27%.  Sales of the Acquired Business were $802.6 million. Chlor Alkali Products and Vinyls sales generated from legacy businesses decreased by $162.4 million primarily due to lower chlorine, caustic soda, potassium hydroxide and hydrochloric acid volumes and lower product prices, predominantly caustic soda partially offset by higher chlorine prices. Winchester sales decreased by $27.0 million primarily due to lower shipments to commercial customers, partially offset by increased shipments to military customers.

Gross margin decreased $20.4 million, or 5%, from 2014. Gross margin of the Acquired Business was $52.8 million, which included additional costs of goods sold of $24.0 million related to the fair value adjustment related to the preliminary purchase accounting for inventory. Chlor Alkali Products and Vinyls gross margin from our legacy business declined $55.4 million, primarily due to decreased chlorine, caustic soda, potassium hydroxide and hydrochloric acid volumes and lower product prices, partially offset by lower operating costs and property damage and business interruption insurance recoveries. The lower product prices were predominantly due to caustic soda and bleach, partially offset by higher chlorine prices. Winchester gross margin was lower by $12.1 million primarily due to lower volumes and a less favorable product mix for pistol and shotshell ammunition, partially offset by decreased commodity and other material costs. Gross margin was also negatively impacted by higher environmental costs of $7.5 million. Gross margin as a percentage of sales was 13% in 2015 and 17% in 2014.

Selling and administration expenses in 2015 increased $20.3 million, or 12%, from 2014, primarily due to selling and administration costs of the Acquired Business of $25.4 million and an increase in stock-based compensation expense of $3.2 million, which includes mark-to-market adjustments, partially offset by decreased consulting fees of $4.8 million and lower legal and legal-related settlement expenses of $4.3 million. Selling and administration expenses as a percentage of sales were 7% for both 2015 and 2014.

Restructuring charges in 2015 and 2014 of $2.7 million and $15.7 million, respectively, were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges in 2014 were also associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process.

Acquisition-related costs for the years ended December 31, 2015 and 2014 were associated with the Acquisition. For the year ended December 31, 2015 acquisition-related costs included $47.1 million of costs incurred as a result of the change in control which created a mandatory acceleration of expenses under deferred compensation plans. For the years ended December 31, 2015 and 2014 acquisition-related costs also included $76.3 million and $4.2 million, respectively, for advisory, legal, accounting, integration and other professional fees.

Other operating income in 2015 included insurance recoveries for property damage and business interruption of $42.3 million related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and $3.7 million related to the McIntosh, AL chlor alkali facility. Other operating income in 2014 included a gain of $1.0 million for the resolution of a contract matter.

Interest expense increased by $53.2 million in 2015 due to acquisition financing expenses of $30.5 million primarily for the Bridge Financing associated with the Acquisition, a higher level of debt outstanding due to the financing of the Acquisition and higher interest rates. This increase was partially offset by $9.5 million related to the call premium and the write-off of unamortized deferred debt issuance costs associated with the redemption of our $150.0 million 8.875% senior notes (2019 Notes) that occurred in August 2014.

The effective tax rate from continuing operations for 2015 included $8.9 million of expense associated with certain transaction costs related to the Acquisition that are not deductible for U.S. tax purposes and $8.6 million of expense associated with incremental U.S. tax on foreign earnings. These items were partially offset by $8.7 million of benefit associated with foreign earnings taxed at a lower rate than the U.S. statutory rate and $2.6 million of benefit associated with salt depletion deductions. After giving consideration to these four items of $6.2 million, the effective tax rate from continuing operations for 2015 of 28.4% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the Contributing Employee Ownership Plan (CEOP). The effective tax rate from continuing operations for 2014 included $1.2 million of benefit associated with the return to provision adjustment for the finalization of our 2013 U.S. federal and state income tax returns and $0.7 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions. These items were partially offset by $0.8 million of expense associated with increases in valuation allowances on certain state tax credit balances primarily associated with a change in state tax law and $0.6 million of expense related to the remeasurement of deferred taxes due to an increase in state effective tax rates. After giving consideration to these four items of $0.5 million, the effective tax rate from continuing operations for 2014 of 35.8% was slightly higher than the 35% U.S. federal statutory rate, primarily due to state income taxes net of utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP.

2014 Compared to 2013

Sales for 2014 were $2,241.2 million compared to $2,515.0 million in 2013, a decrease of $273.8 million, or 11%.  Chlor Alkali Products and Vinyls sales decreased by $234.6 million primarily due to lower product prices, predominantly caustic soda, and decreased chlorine and caustic soda volumes, partially offset by increased shipments of hydrochloric acid and potassium hydroxide. Winchester sales decreased by $39.2 million primarily due to decreased shipments of shotshell and rifle ammunition, partially offset by increased shipments of pistol ammunition to domestic commercial customers. The decreased commercial volumes were partially offset by higher selling prices and increased shipments to international and other customers.

Gross margin decreased $93.3 million, or 19%, from 2013. Chlor Alkali Products and Vinyls gross margin decreased by $86.0 million, primarily due to lower product prices, predominantly caustic soda, and decreased chlorine and caustic soda volumes, which were partially offset by decreased operating costs and increased shipments of hydrochloric acid and potassium hydroxide. Winchester gross margin was lower by $14.2 million primarily due to decreased shipments of shotshell and rifle ammunition to domestic commercial customers, which was partially offset by higher selling prices. Gross margin as a percentage of sales was 17% in 2014 and 19% in 2013.

Selling and administration expenses in 2014 decreased $23.8 million, or 13%, from 2013, primarily due to decreased management incentive compensation expense of $18.1 million, which includes mark-to-market adjustments on stock-based compensation, decreased legal and legal-related settlement expenses of $17.1 million and decreased non-income tax expense of $3.7 million. These decreases were partially offset by the recovery of legacy legal costs of $13.9 million during 2013 and increased consulting fees of $1.3 million. Selling and administration expenses as a percentage of sales were 7% in 2014 and 8% in 2013.

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

Acquisition-related costs for the year ended December 31, 2014 were associated with the Acquisition. For the year ended December 31, 2014 acquisition-related costs included advisory, legal, accounting, integration and other professional fees.

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

SEGMENT RESULTS

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating income, other income (expense) and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting” (ASC 280), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Beginning in the fourth quarter of 2015, we modified our reportable segments due to changes in our organization resulting from the Acquisition. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the newly created Epoxy segment and the Acquired Chlor Alkali Business operating results combined with our former Chlor Alkali Products and Chemical Distribution segments comprise the newly created Chlor Alkali Products and Vinyls segment. The new reporting structure has been retrospectively applied to financial results for all periods presented. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Years ended December 31,
	2015	2014	2013
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$1,713.4	$1,502.8	$1,737.4
Epoxy	429.6	—	—
Winchester	711.4	738.4	777.6
Total sales	$2,854.4	$2,241.2	$2,515.0
Income (loss) from continuing operations before taxes:
Chlor Alkali Products and Vinyls(1)	$115.5	$130.1	$213.5
Epoxy	(7.5)	—	—
Winchester	115.6	127.3	143.2
Corporate/Other:
Pension income(2)	35.2	32.4	26.6
Environmental expense(3)	(15.7)	(8.2)	(10.2)
Other corporate and unallocated costs	(60.3)	(58.1)	(79.0)
Restructuring charges(4)	(2.7)	(15.7)	(5.5)
Acquisition-related costs(5)	(123.4)	(4.2)	—
Other operating income(6)	45.7	1.5	0.7
Interest expense(7)	(97.0)	(43.8)	(38.6)
Interest income	1.1	1.3	0.6
Other income (expense)(8)	0.2	0.1	(1.3)
Income from continuing operations before taxes	$6.7	$162.7	$250.0

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segment.  The earnings from non-consolidated affiliates were $1.7 million, $1.7 million and $2.8 million for the years ended 2015, 2014 and 2013, respectively.  During October 2013, we sold our equity interest in a bleach joint venture.

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

(3)
Environmental expense for the years ended 2014 and 2013 included $1.4 million and $1.3 million, respectively, of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense is included in cost of goods sold in the consolidated statements of operations.

(4)
Restructuring charges for the year ended 2015 were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges for the years ended 2014 and 2013 were associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges in 2014 were also associated with permanently closing a portion of the Becancour, Canada chlor alkali facility.

(5)
Acquisition-related costs in 2015 and 2014 were related to the Acquisition. For the years ended December 31, 2015 and 2014 acquisition-related costs included advisory, legal, accounting, integration and other professional fees. For the year ended December 31, 2015 acquisition-related costs also included costs incurred as a result of the change in control which created a mandatory acceleration of expenses under deferred compensation plans.

(6)
Other operating income in 2015 included insurance recoveries for property damage and business interruption of $42.3 million related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and $3.7 million related to the McIntosh, AL chlor alkali facility. Other operating income for the year ended 2014 included a gain of $1.0 million for the resolution of a contract matter. Other operating income for the year ended 2013 included a gain of $1.5 million on the sale of two former manufacturing sites.

(7)
Interest expense for the year ended December 31, 2015 included acquisition financing expenses of $30.5 million primarily for the Bridge Financing associated with the Acquisition. Interest expense for the year ended December 31, 2014 included $9.5 million for the call premium and the write-off of unamortized deferred debt issuance costs and unamortized discount associated with the redemption of our 2019 Notes, which would have matured on August 15, 2019. Interest expense was reduced by capitalized interest of $1.1 million, $0.2 million and $1.1 million for the years ended 2015, 2014 and 2013, respectively.

(8)
Other income (expense) for the year ended 2013 included $7.9 million of expense for our earn out liability from the SunBelt acquisition and a gain of $6.5 million on the sale of our equity interest in a bleach joint venture.

Chlor Alkali Products and Vinyls

2015 Compared to 2014

Chlor Alkali Products and Vinyls sales for 2015 were $1,713.4 million compared to $1,502.8 million for 2014, an increase of $210.6 million, or 14%.  The sales increase was primarily due to the inclusion of the Acquired Chlor Alkali Business ($373.0 million), partially offset by lower product prices ($39.3 million) and lower volumes of chlorine and caustic soda ($96.9 million), potassium hydroxide ($17.3 million) and hydrochloric acid ($9.4 million). The lower product prices were predominantly due to caustic soda and bleach prices, partially offset by increased chlorine prices.

Chlor Alkali Products and Vinyls generated segment income of $115.5 million for 2015 compared to $130.1 million for 2014, a decrease of $14.6 million, or 11%.  Chlor Alkali Products and Vinyls segment income was lower primarily due to decreased volumes ($56.9 million) and lower product prices ($39.3 million). These decreases were partially offset by the contributions of the Acquired Chlor Alkali Business ($37.2 million), lower operating costs ($22.1 million), primarily due to lower energy costs, insurance recoveries ($11.4 million) and reduced costs associated with material purchased from other parties ($10.9 million). Segment income also included $6.7 million of additional costs of goods sold related to the fair value adjustment related to the preliminary purchase accounting for inventory. The decreased volumes were primarily due to chlorine and caustic soda, potassium hydroxide and hydrochloric acid. The lower product prices were predominantly due to lower caustic soda and bleach prices, partially offset by increased chlorine prices. The insurance recoveries represent reimbursement of costs incurred and expensed in prior periods primarily related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $186.1 million and $119.4 million for 2015 and 2014, respectively.

2014 Compared to 2013

Chlor Alkali Products and Vinyls sales for 2014 were $1,502.8 million compared to $1,737.4 million for 2013, a decrease of $234.6 million, or 14%.  The sales decrease was primarily due to lower shipments of chlorine and caustic soda ($157.1 million) and lower product prices ($112.3 million), predominantly caustic soda. These decreases were partially offset by increased shipments of hydrochloric acid ($23.2 million) and potassium hydroxide ($15.5 million). Our operating rates were 80% in 2014 and 84% in 2013. The lower operating rate in 2014 was affected by planned and unplanned customer outages in the second half of 2014.

Chlor Alkali Products and Vinyls generated segment income of $130.1 million for 2014 compared to $213.5 million for 2013, a decrease of $83.4 million.  Chlor Alkali Products and Vinyls segment income was lower primarily due to lower product prices ($112.3 million), predominantly caustic soda, decreased volumes ($19.4 million), primarily chlorine and caustic soda, which were partially offset by increased shipments of hydrochloric acid and potassium hydroxide, and the recognition of a favorable contract settlement during 2013 ($11.0 million). These decreases were partially offset by reduced costs associated with material purchased from other parties ($38.7 million) and lower operating costs ($20.6 million), primarily related to cost reduction efforts that were implemented during 2014.

Epoxy

Epoxy sales and segment loss for 2015 were $429.6 million and $7.5 million, respectively, which represent the segment’s operating results from the Closing Date through December 31, 2015.  Epoxy segment income included $17.3 million of additional costs of goods sold related to the fair value adjustment related to the preliminary purchase accounting for inventory. Epoxy segment income included depreciation and amortization expense of $20.9 million for 2015.

Winchester

2015 Compared to 2014

Winchester sales were $711.4 million for 2015 compared to $738.4 million for 2014, a decrease of $27.0 million, or 4%.  The sales decrease was primarily due to lower shipments of ammunition to domestic and international commercial customers ($26.2 million), law enforcement agencies ($12.7 million) and industrial customers ($1.2 million). These decreases were partially offset by increased shipments to military customers ($13.1 million).

Winchester reported segment income of $115.6 million for 2015 compared to $127.3 million for 2014, a decrease of $11.7 million, or 9%.  The decrease in segment income in 2015 compared to 2014 reflected the impact of decreased volumes and a less favorable product mix for pistol and shotshell ammunition ($16.3 million), lower selling prices ($7.7 million) and higher operating costs ($1.0 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($10.9 million). These decreases were partially offset by lower commodity and other material costs ($13.3 million). Winchester segment income included depreciation and amortization expense of $17.4 million and $16.3 million for 2015 and 2014, respectively.

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

Corporate/Other

2015 Compared to 2014

For 2015, pension income included in corporate/other, excluding the impact of the change in control which created a mandatory acceleration of expenses under deferred compensation plans associated with the Acquisition, was $35.2 million compared to $32.4 million for 2014.  On a total company basis, defined benefit pension expense was $18.7 million which includes the impact of the change in control which created a mandatory acceleration of expenses under deferred compensation plans of $47.1 million associated with the Acquisition, and was included in acquisition-related costs. On a total company basis, defined benefit pension income without this charge, was $28.4 million for 2015 compared to $25.0 million for 2014. For the years ended December 31, 2015 and 2014, pension income included a curtailment charge of $0.1 million and $0.2 million, respectively, associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. These charges were included in restructuring charges.

Charges to income for environmental investigatory and remedial activities were $15.7 million for 2015 compared to $8.2 million for 2014 which included $1.4 million of recoveries from third parties for costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $9.6 million for 2014.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2015, other corporate and unallocated costs were $60.3 million compared to $58.1 million for 2014, an increase of $2.2 million, or 4%.  The increase was primarily due to increased stock-based compensation expense of $3.2 million, which includes mark-to-market adjustments, higher non-income tax expense of $2.2 million and increased audit fees of $2.2 million. These increases were partially offset by decreased legal and legal-related settlement expenses of $5.8 million.

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

For 2014, other corporate and unallocated costs were $58.1 million compared to $79.0 million for 2013, a decrease of $20.9 million, or 26%.  The decrease was primarily due to lower stock-based compensation expense of $13.9 million, which includes mark-to-market adjustments, decreased legal and legal-related settlement expenses of $12.8 million, decreased non-income tax expense of $3.7 million and lower insurance costs of $2.1 million. These decreases were partially offset by the recovery of legacy legal costs of $13.9 million during 2013.

Restructurings

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduced the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shut down, the plant predominantly focuses on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. In the fourth quarter of 2014, we recorded pretax restructuring charges of $10.0 million for the write-off of equipment and facility costs, employee severance and related benefit costs, and lease and other contract termination costs related to these actions.  For the year ended December 31, 2015, we recorded pretax restructuring charges of $2.0 million for the write-off of equipment and facility costs, lease and other contract termination costs and facility exit costs. We expect to incur additional restructuring charges through 2016 of approximately $4 million related to the shut down of this portion of the facility.

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the years ended December 31, 2014 and 2013, we recorded pretax restructuring charges of $3.8 million and $3.7 million, respectively, for employee severance and related benefit costs, employee relocation costs, facility exit costs, write-off of equipment and facility costs and lease and other contract termination costs related to these actions.

On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  Consistent with this relocation decision in 2010, we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments.  We currently expect to complete this relocation in the first half of 2016.  For the years ended December 31, 2015, 2014 and 2013, we recorded pretax restructuring charges of $0.7 million, $1.9 million and $1.8 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $1 million related to the transfer of these operations.

2016 OUTLOOK

Net income in the first quarter of 2016 is projected to be in the $0.05 to $0.15 per diluted share range, which includes pretax acquisition-related costs of approximately $10 million and estimated step-up acquisition depreciation and amortization expense of approximately $35 million. Net income in the first quarter of 2015 was $0.17 per diluted share, which included acquisition-related costs of $10.4 million.

Chlor Alkali Products and Vinyls first quarter 2016 segment income is expected to improve compared with the fourth quarter of 2015 segment income of $46.6 million. The expected increase in segment income anticipates higher caustic soda prices and improved volumes across the chlorine envelope, which will be partially offset by increased maintenance turnaround expenses of approximately $10 million. The fourth quarter of 2015 segment income included $6.7 million of additional costs of goods sold related to the fair value adjustment related to the preliminary purchase accounting for inventory.
Epoxy first quarter 2016 segment income is expected to improve compared to the fourth quarter of 2015 segment loss of $7.5 million. The expected increase in segment income is due to improved volumes across all product lines, which will be partially offset by increased maintenance turnaround expenses of approximately $10 million. The fourth quarter of 2015 segment loss included $17.3 million of additional costs of goods sold related to the fair value adjustment related to the preliminary purchase accounting for inventory.
Winchester first quarter 2016 segment income is expected to be higher than the $29.8 million of segment income achieved during the first quarter of 2015 primarily due to improved sales volumes. Winchester full year 2016 segment income is expected to be higher than the full year 2015 segment income of $115.6 million, primarily due to lower operating costs, incremental savings from the Oxford relocation and higher volumes, partially offset by lower pricing. The Oxford, MS relocation project is expected to be completed during the first half of 2016. During 2015, all commercial centerfire pistol and rifle ammunition was produced in Oxford. The relocation is forecast to reduce Winchester's annual operating costs by approximately $40 million compared to $35.0 million realized in 2015.
We anticipate that full year 2016 Other Corporate Costs, including pension income and environmental costs, to be in the $65 million to $85 million range compared to full year 2015 Other Corporate Costs of $40.8 million. The increased corporate infrastructure costs are necessary to support the newly acquired TDCC businesses. Fourth quarter of 2015 Other Corporate Costs, including pension income and environmental costs, were $5.0 million.
We anticipate first quarter 2016 to include approximately $10 million of acquisition-related integration costs. We anticipate full year 2016 to include approximately $40 million of acquisition-related integration costs associated with outside consulting and professional fees and non-recurring personnel related-costs.

We anticipate that full year 2016 charges for environmental investigatory and remedial activities will be in the $15 million to $20 million range. We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2016. In connection with the Acquisition, TDCC has retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.
We expect qualified defined benefit pension plan income in 2016 to be higher than the 2015 level by approximately $10 million due to the impact of an actuarial change in the calculation of the plan discount rates, partially offset by the costs associated with the acquired plans.  Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2016. We do have several international qualified defined benefit pension plans to which we anticipate cash contributions of less than $5 million in 2016.
We have approximately 60% variable rate debt in our new debt profile. As a result, we are estimating our first quarter 2016 interest rate will be in the 4.5% range. During 2016, a total of $205 million of debt will mature that is expected to be repaid using available cash.
In 2016, we expect our capital spending to be in the $300 million to $340 million range, which includes approximately $60 million of synergy-related capital, which we believe is necessary to realize the anticipated synergies. Based on the preliminary valuation of the newly acquired fixed assets and intangible assets, we estimate our depreciation and amortization expense in 2016 to be in the $490 million to $500 million range, including approximately $145 million of acquisition step-up depreciation and amortization expense.

We currently believe the 2016 effective tax rate will be in the 35% to 38% range.

ENVIRONMENTAL MATTERS

	Years ended December 31,
	2015	2014	2013
Cash outlays (receipts):	($ in millions)
Remedial and investigatory spending (charged to reserve)	$14.1	$14.9	$12.4
Recoveries from third parties	—	(1.4)	(1.3)
Capital spending	2.0	2.7	0.9
Plant operations (charged to cost of goods sold)	71.9	24.2	25.4
Total cash outlays	$88.0	$40.4	$37.4

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

Total environmental-related cash outlays in 2015 were higher than 2014 primarily due to environmental spending for plant operations related to the Acquired Business. In connection with the Acquisition, TDCC retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date. Total environmental-related cash outlays for 2016 are estimated to be approximately $240 million, of which approximately $20 million is expected to be spent on investigatory and remedial efforts, approximately $10 million on capital projects and approximately $210 million on normal plant operations.  Remedial and investigatory spending is anticipated to be higher in 2016 than 2015 due to the timing of continuing remedial action plans and investigations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $230 million to $250 million over the next several years, $15 million to $25 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays for site investigation and remediation, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2015	2014	2013
	($ in millions)
Beginning balance	$138.3	$144.6	$146.5
Charges to income	15.7	9.6	11.5
Remedial and investigatory spending	(14.1)	(14.9)	(12.4)
Currency translation adjustments	(1.8)	(1.0)	(1.0)
Ending balance	$138.1	$138.3	$144.6

As is common in our industry, we are subject to environmental laws and regulations related to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which we do business.

The establishment and implementation of national, state or provincial and local standards to regulate air, water and land quality affect substantially all of our manufacturing locations around the world. Laws providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances, and remediation of contaminated sites, have imposed additional regulatory requirements on industry, particularly the chemicals industry.  In addition, implementation of environmental laws has required and will continue to require new capital expenditures and will increase plant operating costs.  We employ waste minimization and pollution prevention programs at our manufacturing sites.

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $1.8 million at December 31, 2015.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.  Charges to income for investigatory and remedial efforts were material to operating results in 2015, 2014 and 2013 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2015	2014	2013
	($ in millions)
Charges to income	$15.7	$9.6	$11.5
Recoveries from third parties of costs incurred and expensed in prior periods	—	(1.4)	(1.3)
Total environmental expense	$15.7	$8.2	$10.2

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Our total estimated environmental liability at the end of 2015 was attributable to 69 sites, 14 of which were USEPA National Priority List (NPL) sites.  Nine sites accounted for 79% of our environmental liability and, of the remaining 60 sites, no one site accounted for more than 3% of our environmental liability.  At four of the nine sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At one of the nine sites, a remedial design is being developed. At one of the nine sites, part of the site is subject to a remedial investigation and another part a remedial design is being developed. At one of these nine sites, a remedial investigation is being performed.  The two remaining sites are in long-term OM&M.  All nine sites are either associated with past manufacturing operations or former waste disposal sites.  None of the nine largest sites represents more than 23% of the liabilities reserved on our consolidated balance sheet at December 31, 2015 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $138.1 million at December 31, 2015, and $138.3 million at December 31, 2014, of which $119.1 million and $119.3 million, respectively, were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $138.1 million included on our consolidated balance sheet at December 31, 2015 for future environmental expenditures, we currently expect to utilize $81.1 million of the reserve for future environmental expenditures over the next 5 years, $16.7 million for expenditures 6 to 10 years in the future, and $40.3 million for expenditures beyond 10 years in the future.  These estimates are subject to a number of risks and uncertainties, as described in “Environmental Costs” contained in Item 1A—“Risk Factors.”

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2015, we estimate it is reasonably possible that we may have additional contingent environmental liabilities of $60 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  We describe some of these matters in Item 3—“Legal Proceedings.”  At December 31, 2015 and 2014, our consolidated balance sheets included liabilities for these legal actions of $21.2 million and $22.1 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date.

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

For the year ended December 31, 2015, we recognized insurance recoveries of $57.4 million for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and the McIntosh, AL chlor alkali facility. Cost of goods sold was reduced by $10.5 million and selling and administration was reduced by $0.9 million for the reimbursement of costs incurred and expensed in prior periods and other operating income included a gain of $46.0 million.

For the year ended December 31, 2013, we recognized $11.0 million as a reduction of cost of goods sold related to a Chlor Alkali Products and Vinyls favorable contract settlement. Also for the year ended December 31, 2013, we recognized $13.9 million as a reduction of selling and administration expense related to the recovery of legacy legal costs.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

	Years ended December 31,
	2015	2014	2013
Provided by (used for)	($ in millions)
Net operating activities	$217.1	$159.2	$317.0
Capital expenditures	(130.9)	(71.8)	(90.8)
Business acquired and related transactions, net of cash acquired	(408.1)	—	—
Proceeds from sale/leaseback of equipment	—	—	35.8
Proceeds from disposition of property, plant and equipment	26.2	5.6	4.6
Restricted cash activity, net	—	4.2	7.7
Net investing activities	(504.0)	(61.7)	(43.8)
Long-term debt borrowings (repayments), net	544.3	(12.4)	(23.7)
Earn out payment - SunBelt	—	(14.8)	(17.1)
Common stock repurchased and retired	—	(64.8)	(36.2)
Debt and equity issuance costs	(45.2)	(1.2)	—
Net financing activities	422.2	(148.5)	(130.6)

Operating Activities

For 2015, cash provided by operating activities increased by $57.9 million from 2014, primarily due to a decrease in working capital in 2015.  For 2015, working capital decreased $25.1 million compared to an increase of $62.4 million in 2014. The decrease in 2015 primarily reflects a change in accounts receivable and accounts payable for the Acquired Business principally representing converting transactions with TDCC to third party transactions after the Closing Date. The 2015 cash from operations was also impacted by a $43.7 million decrease in cash tax payments.

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

Capital Expenditures

Capital spending was $130.9 million, $71.8 million and $90.8 million in 2015, 2014 and 2013, respectively.  The increased capital spending in 2015 was primarily due to capital spending of $26.6 million of the Acquired Business. The decreased capital spending in 2014 was primarily due to the completion of the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site during the first quarter of 2013. Capital spending was 66%, 58% and 75% of depreciation in 2015, 2014 and 2013, respectively.

In 2016, we expect our capital spending to be in the $300 million to $340 million range, which includes approximately $60 million of synergy-related capital which we believe is necessary to realize the anticipated synergies.

Investing Activities

As part of the Acquisition, we paid cash of $408.1 million, net of $25.4 million of cash acquired. The purchase price is subject to certain post-closing adjustments.

During 2015, proceeds from disposition of property, plant and equipment included $25.8 million of insurance recoveries for property damage related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and our McIntosh, AL chlor alkali facility.

During 2015, we received $8.8 million from the October 2013 sale of a bleach joint venture.

During 2013, we entered into sale/leaseback agreements for bleach trailers and chlorine, caustic soda and bleach railcars.  In 2013, we received proceeds from the sales of $35.8 million.

In 2014 and 2013, we utilized $4.2 million and $7.7 million, respectively, of the Go Zone and Recovery Zone proceeds to fund qualifying capital spending. The proceeds of these bonds were required to be used to fund capital projects in Alabama, Mississippi and Tennessee and were fully utilized as of December 31, 2014.

Financing Activities

On the Closing Date, Spinco issued $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 (2023 Notes) and $500.0 million aggregate principal amount of 10.00% senior notes due October 15, 2025 (2025 Notes and, together with the 2023 Notes, the Notes) to TDCC. TDCC transferred the Notes to certain unaffiliated securityholders in satisfaction of existing debt obligations of TDCC held or acquired by those unaffiliated securityholders. On October 5, 2015, certain initial purchasers purchased the Notes from the unaffiliated securityholders. Interest on the Notes began accruing from October 1, 2015 and will be paid semi-annually beginning on April 15, 2016. The Notes are not redeemable at any time prior to October 15, 2020. Neither Olin nor Spinco received any proceeds from the sale of the Notes. Upon the consummation of the Acquisition, Olin became guarantor of the Notes.

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the distributions of cash and debt instruments of Spinco with an aggregate value of $2,095.0 million (Cash and Debt Distribution). Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility on the Closing Date, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility. As of the Closing Date, we drew an additional $475.0 million under this term loan facility which was used to pay fees and expenses of the Acquisition, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019 of $146.3 million. Subsequent to the Closing Date, these senior credit facilities were consolidated into a single $1,850.0 senior credit facility. This new senior credit facility will expire in 2020.

On August 25, 2015, Olin entered into a Credit Agreement (the Credit Agreement) with a syndicate of lenders and Sumitomo Mitsui Banking Corporation, as administrative agent, in connection with the Acquisition. The Credit Agreement provides for a term credit facility (the Sumitomo Credit Facility) under which Olin obtained term loans in an aggregate amount of $600.0 million. On November 3, 2015, we entered into an amendment to the Sumitomo Credit Facility which increased the aggregate amount of term loans available by $200.0 million. On the Closing Date, $600.0 million of loans under the Credit Agreement were made available and borrowed upon and on November 5, 2015, $200.0 million of loans under the Credit Agreement were made available and borrowed upon. The term loans under the Sumitomo Credit Facility will mature on October 5, 2018 and will have no scheduled amortization payments. The proceeds of the Sumitomo Credit Facility were used to refinance existing Spinco indebtedness outstanding at the Closing Date of $569.0 million, to pay fees and expenses in connection with the Acquisition and for general corporate purposes.

In December 2015, 2014 and 2013, we repaid $12.2 million due under the annual requirements of the SunBelt Notes. In January 2013, we also repaid $11.4 million of 6.5% Senior Notes (2013 Notes), which became due.

In August 2014, we redeemed our $150.0 million 2019 Notes, which would have matured on August 15, 2019. We recognized interest expense of $9.5 million for the call premium ($6.7 million) and the write-off of unamortized deferred debt issuance costs ($2.1 million) and unamortized discount ($0.7 million) related to this action during 2014. On June 24, 2014, we entered into a five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. In 2015 and 2014, we repaid $2.8 million and $0.9 million, respectively, under the required quarterly installments of the $150.0 million term loan facility and, on the Closing Date of the Acquisition, the remaining $146.3 term loan facility was refinanced using the proceeds of the new senior credit facility. We recognized interest expense of $0.5 million for the write-off of unamortized deferred debt issuance costs related to this action issued in conjunction with the Acquisition.

During 2014 and 2013, we paid $26.7 million and $23.2 million, respectively, for the earn out related to the 2013 and 2012 SunBelt performance.  The earn out payments for the years ended December 31, 2014 and 2013 included $14.8 million and $17.1 million, respectively, that were recognized as part of the original purchase price.  The $14.8 million and $17.1 million are included as a financing activity in the statement of cash flows.

We repurchased and retired 2.5 million and 1.5 million shares in 2014 and 2013, respectively, with a total value of $64.8 million and $36.2 million, respectively.

In 2015, 2014 and 2013, we issued 0.1 million, 0.5 million and 0.5 million shares, respectively, with a total value of $3.1 million, $12.1 million and $9.7 million, respectively, representing stock options exercised.

In 2015, we paid debt issuance costs of $13.3 million relating to the Notes, the Sumitomo Credit Facility and the $1,850.0 million senior credit facility. In addition we paid $1.9 million of equity issuance costs for the issuance of approximately 87.5 million shares.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide $3,354.5 million of financing to Spinco to finance the amount of the Cash and Debt Distribution and to provide financing, if needed, to Olin to refinance certain of our existing debt (the Bridge Financing), in each case on the terms and conditions set forth in the commitment letters. The Bridge Financing was not drawn on to facilitate the Acquisition, and the commitments for the Bridge Financing have been terminated as of the Closing Date. For the year ended December 31, 2015, we paid debt issuance costs of $30.0 million associated with the Bridge Financing, which are included in interest expense.

In 2014, we paid debt issuance costs of $1.2 million related to the five-year $415.0 million senior credit facility.

The percent of total debt to total capitalization increased to 61.6% at December 31, 2015, from 40.0% at year-end 2014. The percent of total debt to total capitalization was 38.6% at year-end 2013.  The 2015 increase from 2014 was primarily a result of a higher level of long-term debt which was issued to finance the Acquisition. The 2014 increase from 2013 was due to lower shareholders’ equity primarily resulting from the $86.6 million after-tax charge for our pension and other postretirement plans. This increase was partially offset by a lower level of long-term debt at December 31, 2014 resulting from the repayments of maturing debt.

Dividends per common share were $0.80 in 2015, 2014 and 2013.  Total dividends paid on common stock amounted to $79.5 million, $63.0 million and $64.0 million in 2015, 2014 and 2013, respectively.  On January 29, 2016, our board of directors declared a dividend of $0.20 per share on our common stock, payable on March 10, 2016 to shareholders of record on February 10, 2016.

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

The aggregate purchase price of the Acquired Business was $5,162.2 million, subject to certain post-closing adjustments. The $5,162.2 million consisted of $2,095.0 million of cash and debt transferred to TDCC and approximately 87.5 million shares of Olin common stock valued at approximately $1,527.4 million, plus the assumption of pension liabilities of approximately $447.1 million and long-term debt of $569.0 million. The value of the common stock was based on the closing stock price on the last trading day prior to the Closing Date of $17.46.
Certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other service agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. Payments of approximately $90.2 million, subject to certain post-closing adjustments, will be made related to certain acquisition related liabilities including the estimated working capital adjustment. In addition, Olin and TDCC have agreed in connection with the Acquisition to enter into arrangement for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. If the options are exercised by us, additional payments will be made to TDCC of between $230 million and $250 million on or about the fourth quarter of 2017 and between $425 million and $465 million on or about the fourth quarter of 2020.
Debt that was issued in the fourth quarter relating to the Acquisition totaled $3,370.0 million, consisting of $1,350.0 million of term loans under senior credit facilities, an $800.0 million term loan under the Sumitomo Credit Facility and $1,220.0 million under the Notes. The new debt was used for the cash and debt transferred to TDCC, refinancing existing Spinco indebtedness outstanding at the Closing Date of the Acquisition, refinancing our existing senior term loan facility due in 2019, paying fees and expenses in connection with the Acquisition and for general corporate purposes.
The overall cash increase of $135.2 million in 2015 primarily reflects our operating results. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our senior revolving credit facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the senior credit facilities, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.
On the Closing Date, Spinco issued $720.0 million aggregate principal amount of the 2023 Notes and $500.0 million aggregate principal amount of the 2025 Notes to TDCC. TDCC transferred the Notes to certain unaffiliated securityholders in satisfaction of existing debt obligations of TDCC held or acquired by those unaffiliated securityholders. On October 5, 2015, certain initial purchasers purchased the Notes from the unaffiliated securityholders. Interest on the Notes will accrue from October 1, 2015 and will be paid semi-annually beginning on April 15, 2016. The Notes are not redeemable at any time prior to October 15, 2020. Neither Olin nor Spinco received any proceeds from the sale of the Notes. Upon the consummation of the Acquisition, Olin became guarantor of the Notes.

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility at the Closing Date, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility. As of the Closing Date, an additional $475.0 million was drawn by Olin under this term loan facility which was used to pay fees and expenses of the Acquisition, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. As of the Closing Date, total borrowings under the term loan facilities were $1,350.0 million. Subsequent to the Closing Date, these senior credit facilities were consolidated into a single $1,850.0 senior credit facility. This new senior credit facility will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. At December 31, 2015, we had $489.6 million available under our $500.0 million senior revolving credit facility because we had issued $10.4 million of letters of credit under the $100.0 million subfacility. The term loan facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. Under the new senior credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2015 and 2014, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.

On August 25, 2015, Olin entered into a Credit Agreement with a syndicate of lenders and Sumitomo Mitsui Banking Corporation, as administrative agent, in connection with the Acquisition. Olin obtained term loans in an aggregate amount of $600.0 million under the Sumitomo Credit Facility. On November 3, 2015, we entered into an amendment to the Sumitomo Credit Facility which increased the aggregate amount of term loans available by $200.0 million. On the Closing Date, $600.0 million of loans under the Credit Agreement were made available and borrowed upon and on November 5, 2015, $200.0 million of loans under the Credit Agreement were made available and borrowed upon. The term loans under the Sumitomo Credit Facility will mature on October 5, 2018 and will have no scheduled amortization payments. The proceeds of the Sumitomo Credit Facility were used to refinance existing Spinco indebtedness outstanding at the Closing Date, to pay fees and expenses in connection with the Acquisition and for general corporate purposes. The Credit Agreement contains customary representations, warranties and affirmative and negative covenants which are substantially similar to those included in the new $1,850.0 million senior credit facility.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide $3,354.5 million of Bridge Financing, in each case on the terms and conditions set forth in the commitment letters. The Bridge Financing was not drawn on to facilitate the Acquisition and the commitments for the Bridge Financing have been terminated as of the Closing Date.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as the vinyls, urethanes, bleach, ammunition and pulp and paper.  The Acquired Business has significantly diversified our product and geographic base, which should enable us to be less cyclical.Cash flow from operations is affected by changes in chlorine, caustic soda and EDC selling prices caused by the changes in the supply/demand balance of these products, resulting in the Chlor Alkali Products and Vinyls segment having significant leverage on our earnings and cash flow.  For example, assuming all other costs remain constant, internal consumption remains approximately the same and we are operating at full capacity, a $10 selling price change per ton of chlorine equates to an approximate $10 million annual change in our revenues and pretax profit, a $10 selling price change per ton of caustic soda equates to an approximate $30 million annual change in our revenues and pretax profit, and a $0.01 selling price change per pound of EDC equates to an approximate $20 million annual change in our revenues and pretax profit .

For 2015, cash provided by operating activities increased by $57.9 million from 2014, primarily due to a decrease in working capital in 2015.  For 2015, working capital decreased $25.1 million compared to an increase of $62.4 million in 2014. The decrease in 2015 primarily reflects a change in accounts receivable and accounts payable for the Acquired Business principally representing converting transactions with TDCC to third party transactions after the Closing Date. The 2015 cash from operations was also impacted by a $43.7 million decrease in cash tax payments.

Capital spending was $130.9 million, $71.8 million and $90.8 million in 2015, 2014 and 2013, respectively.  The increased capital spending in 2015 was primarily due to capital spending of $26.6 million of the Acquired Business. The decreased capital spending in 2014 was primarily due to the completion of the low salt, high strength bleach facility and the hydrochloric acid expansion project at our Henderson, NV chlor alkali site in the first quarter of 2013. Capital spending was 66%, 58% and 75% of depreciation in 2015, 2014 and 2013, respectively.

In 2016, we expect our capital spending to be in the $300 million to $340 million range, which includes approximately $60 million of synergy-related capital which we believe is necessary to realize the anticipated synergies.

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any remaining shares not yet repurchased.  This authorization replaced the July 2011 program. No shares were purchased and retired in 2015. We repurchased and retired 2.5 million and 1.5 million shares in 2014 and 2013, respectively, at a cost of $64.8 million and $36.2 million, respectively.  As of December 31, 2015, we had repurchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the Acquisition. For a period of two years subsequent to the Closing Date, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

In August 2014, we redeemed our $150.0 million 2019 Notes, which would have matured on August 15, 2019. We recognized interest expense of $9.5 million for the call premium ($6.7 million) and the write-off of unamortized deferred debt issuance costs ($2.1 million) and unamortized discount ($0.7 million) related to this action during 2014. On June 24, 2014, we entered into a five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. In 2015 and 2014, we repaid $2.8 million and $0.9 million, respectively, under the required quarterly installments of the $150.0 million term loan facility and, on the Closing Date of the Acquisition, the remaining $146.3 million was refinanced using the proceeds of the new senior credit facility. We recognized interest expense of $0.5 million for the write-off of unamortized deferred debt issuance costs related to this action issued in conjunction with the Acquisition.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In December 2015, 2014 and 2013, $12.2 million was repaid on these SunBelt Notes.

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

At December 31, 2015, we had total letters of credit of $27.6 million outstanding, of which $10.4 million were issued under our $500.0 million senior revolving credit facility.  The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations.  As of December 31, 2015, we had long-term borrowings, including the current installment and capital lease obligations, of $3,881.7 million, of which $2,305.9 million was at variable rates.  Annual maturities of long-term debt, including capital lease obligations, are $206.5 million in 2016, $80.9 million in 2017, $901.9 million in 2018, $135.7 million in 2019, $980.3 million in 2020 and a total of $1,576.4 million thereafter. Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo Bank, N.A. (Wells Fargo) that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2015, $0.4 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes).  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2015, $1.2 million of this gain was included in current installments of long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

Our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations, including capital lease obligations	$3,881.7	$206.5	$982.8	$1,116.0	$1,576.4
Interest payments under debt obligations and interest rate swap agreements(a)	1,321.6	181.4	349.0	318.5	472.7
Contingent tax liability	37.5	9.4	4.7	4.9	18.5
Qualified pension plan contributions(b)	5.0	5.0	—	—	—
Non-qualified pension plan payments	5.1	0.5	0.9	1.1	2.6
Postretirement benefit payments	62.0	5.7	10.7	9.1	36.5
Off-Balance Sheet Commitments:
Non-cancelable operating leases	333.3	73.7	112.6	66.8	80.2
Purchasing commitments:
Raw materials	5,297.5	554.6	955.6	882.4	2,904.9
Capital expenditures	4.9	4.9	—	—	—
Utilities	0.8	0.7	0.1	—	—
Total	$10,949.4	$1,042.4	$2,416.4	$2,398.8	$5,091.8

(a)
For the purposes of this table, we have assumed for all periods presented that there are no changes in the principal amount of any variable rate debt from the amounts outstanding on December 31, 2015 and that there are no changes in the rates from those in effect at December 31, 2015 which ranged from 0.27% to 10.00%.

(b)
These amounts are only estimated payments assuming an annual expected rate of return on pension plan assets for the domestic qualified pension plan of 7.75%, and a discount rate on pension plan obligations of 4.4%.  These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated.  Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year.  Based on the current funding requirements, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2016.  We do have several international qualified defined benefit pension plans to which we made cash contributions of $0.9 million and $0.8 million in 2015 and 2014, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2016.  See discussion on MAP-21 and HATFA 2014 in “Pension Plans” in the notes to consolidated financial statements contained in Item 8.

Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs.  In connection with the Acquisition, certain additional agreements have been entered into with TDCC, including, long-term purchase agreements for raw materials. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. Key raw materials received from TDCC include ethylene, propylene and benzene. For losses that we believe are probable and which are estimable, we have accrued for such amounts in our consolidated balance sheets.  In addition to the table above, we have various commitments and contingencies including: defined benefit and postretirement healthcare plans (as described below), environmental matters (see discussion above under “Environmental Matters”) and litigation claims (see Item 3—“Legal Proceedings”).

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

We also have standby letters of credit of $27.6 million of which $10.4 million have been issued through our senior revolving credit facility.  At December 31, 2015, we had $489.6 million available under our senior revolving credit facility.

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

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  On January 1, 2012, we adopted Accounting Standards Update (ASU) 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08), which permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment level.  For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units to the extent it relates to each reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our reporting units are greater than their carrying amounts as of December 31, 2015. No impairment charges were recorded for 2015, 2014 or 2013.

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

The discount rate, profitability assumptions and terminal growth rate of our reporting units and the cyclical nature of the chlor alkali industry were the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflects a weighted-average cost of capital, which is calculated based on observable market data.  Some of these data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as the equity risk premium) are based upon market data over time for a peer group of companies in the chemical manufacturing or distribution industries with a market capitalization premium added, as applicable.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all domestic defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2015 and 2014, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years and 18 years, respectively.

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

Effective as of the Closing Date, we changed the approach used to measure service and interest costs for our defined benefit pension plans and on December 31, 2015 changed this approach for our other postretirement benefits. Prior to the Closing Date, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Subsequent to the Closing Date for our defined benefit pension plans and beginning in 2016 for our other postretirement benefits, we elected to measure service and interest costs by applying the specific spot rates along the yield curve to the plans’ estimated cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets would have decreased or increased, respectively, the 2015 defined benefit pension plan income by approximately $18.7 million.  Holding all other assumptions constant, a 50-basis point decrease in the discount rate used to calculate pension income for 2015 and the projected benefit obligation as of December 31, 2015 would have decreased pension income by $1.4 million and increased the projected benefit obligation by $146.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2015 and the projected benefit obligation as of December 31, 2015 would have increased pension income by $1.5 million and decreased the projected benefit obligation by $133.0 million.  For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans” and “Postretirement Benefits” in the notes to the consolidated financial statements contained in Item 8.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 “Leases," which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which amends ASC 740 “Income Taxes” (ASC 740). This update requires deferred income tax liabilities and assets, and any related valuation allowance, to be classified as noncurrent on the balance sheet. This update simplifies the current guidance requiring the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This update is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The guidance may be applied either prospectively or retrospectively, with earlier application permitted. We adopted the provisions of ASU 2015-17 as of December 31, 2015, which was applied prospectively and therefore all prior periods have not been retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement - Period Adjustments” which amends ASC 805 “Business Combinations.” This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. This update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This update should be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted. The adoption of this standard could impact our consolidated financial statements as we finalize the preliminary purchase accounting for the Acquired Business.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory,” which amends ASC 330 “Inventory.” This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This update simplifies the current guidance under which an entity must measure inventory at the lower of cost or market. This update does not impact inventory measured using LIFO. This update is effective for fiscal years beginning after December 15, 2016. This update will not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and, in August 2015, the FASB issued ASU 2015-15 “Interest - Imputation of Interest,” which both amend ASC 835-30 “Interest - Imputation of Interest.” These updates require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability while debt issuance costs related to line-of-credit arrangements will continue to be presented as an asset. These updates are effective for fiscal years beginning after December 15, 2015. These updates will require certain reclassifications on our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which amends ASC 605 “Revenue Recognition” and creates a new topic, ASC 606 “Revenue from Contracts with Customers.” This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (ASU 2015-14), which amends ASC 606. This update defers the effective date of ASU 2014-09 for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

DERIVATIVE FINANCIAL INSTRUMENTS

ASC 815 “Derivatives and Hedging” (ASC 815) required an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge.  For derivatives designated as a fair value hedge, the changes in the fair value of both the derivative and the hedged item are recognized in earnings.  For derivatives designated as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive (loss) income until the hedged item is recognized in earnings.  Ineffective portions are recognized currently in earnings.  Unrealized gains and losses on derivatives not qualifying for hedge accounting are recognized currently in earnings.  All derivatives recognized in earnings impact the expense line item on our consolidated statement of operations that is consistent with the nature of the underlying hedged item.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies.  At December 31, 2015 we had outstanding forward contracts to buy foreign currency with a notional value of $21.7 million and to sell foreign currency with a notional value of $10.1 million. All of the currency derivatives expire within one year and are for USD equivalents. The counterparties to the forward contracts were large financial institutions. At December 31, 2014, we had no forward contracts to buy or sell foreign currencies.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in our manufacturing process.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive (loss) income until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.  Losses on settled futures contracts were $9.7 million ($5.9 million, net of taxes), $1.8 million ($1.1 million, net of taxes) and $1.4 million ($0.9 million, net of taxes) in 2015, 2014 and 2013, respectively, which were included in cost of goods sold.  At December 31, 2015, we had open positions in futures contracts through 2021 totaling $63.6 million (2014—$89.3 million).  If all open futures contracts had been settled on December 31, 2015, we would have recognized a pretax loss of $11.4 million.

At December 31, 2015, accumulated other comprehensive loss included a loss, net of taxes, in fair value on commodity forward contracts of $6.9 million.  If commodity prices were to remain at the levels they were at December 31, 2015, approximately $5.0 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on commodity prices when the forecasted transactions occur.  At December 31, 2014, accumulated other comprehensive loss included a loss, net of taxes, in fair value on commodity forward contracts of $4.2 million.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of December 31, 2015 and 2014.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2015, $1.2 million of this gain was included in current installments of long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

The fair value of our derivative asset and liability balances were:

	December 31,
	2015	2014
	($ in millions)
Other current assets	$1.2	$—
Other assets	—	3.5
Total derivative asset	$1.2	$3.5
Current installments of long-term debt	$1.2	$—
Accrued liabilities	11.6	8.6
Long-term debt	0.4	4.5
Total derivative liability	$13.2	$13.1

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the years ended December 31, 2015, 2014 and 2013.

Our foreign currency forward contracts, certain commodity derivatives and our $125 million fixed and variable interest rate swaps did not meet the criteria to qualify for hedge accounting.  The effect on operating results of items not qualifying for hedge accounting was a charge (benefit) of $2.1 million, $1.4 million and ($0.4 million) in 2015, 2014 and 2013, respectively.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of December 31, 2015, we maintained open positions on futures contracts with a notional value totaling $63.6 million ($89.3 million at December 31, 2014).  Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2015, we would experience an $6.4 million ($8.9 million at December 31, 2014) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $3.3 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations or cash flows.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of December 31, 2015, we had long-term borrowings, including current installments and capital lease obligations, of $3,881.7 million ($675.1 million at December 31, 2014) of which $2,305.9 million ($305.0 million at December 31, 2014) was issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2015, $0.4 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2015, $1.2 million of this gain was included in current installments of long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

Assuming no changes in the $2,305.9 million of variable-rate debt levels from December 31, 2015, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2015 would impact annual interest expense by $23.1 million.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2015
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.75 - 4.75%	(a)
6.75%, due 2016	$60.0	March 2010	3.75 - 4.75%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.75 - 4.75%	(a)
6.75%, due 2016	$60.0	October 2011	3.75 - 4.75%	(a)

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

These interest rate swaps reduced interest expense by $2.8 million in 2015 and $2.9 million in both 2014 and 2013.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

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

During the year ended December 31, 2015, we completed a series of transactions consummated on October 5, 2015 which resulted in the acquisition from The Dow Chemical Company (TDCC) of its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business). In accordance with the SEC’s published guidance, management’s assessment of the effectiveness of internal control over financial reporting did not include consideration of the internal controls of the Acquired Business. The Acquired Business’s financial results are included in Olin’s consolidated financial statements and constituted total assets of $6,360.3 million as of December 31, 2015 and $802.6 million of sales for the year then ended.

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) to guide our analysis and assessment.  Based on our assessment as of December 31, 2015, the company’s internal control over financial reporting was effective based on those criteria.

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

/s/ Todd A. Slater
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Olin Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Olin Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Olin Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Olin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Olin Corporation acquired the U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics, and Global Epoxy businesses from The Dow Chemical Company (collectively, the Acquired Business) during 2015, and management excluded from its assessment of the effectiveness of Olin Corporation’s internal control over financial reporting as of December 31, 2015, the Acquired Business’ internal control over financial reporting associated with total assets of $6,360.3 million and total sales of $802.6 million included in the consolidated financial statements of Olin Corporation as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Olin Corporation also excluded an evaluation of the internal control over financial reporting of the Acquired Business.

/s/ KPMG LLP

St. Louis, Missouri
February 29, 2016

CONSOLIDATED BALANCE SHEETS
December 31
(In millions, except per share data)

Assets	2015	2014
Current assets:
Cash and cash equivalents	$392.0	$256.8
Receivables, net	783.4	263.1
Income taxes receivable	32.9	21.6
Inventories	685.2	210.1
Current deferred income taxes	—	54.2
Other current assets	39.9	10.3
Total current assets	1,933.4	816.1
Property, plant and equipment, net	3,953.4	931.0
Deferred income taxes	95.9	12.5
Other assets	487.5	67.9
Intangible assets, net	677.5	123.5
Goodwill	2,174.1	747.1
Total assets	$9,321.8	$2,698.1
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$206.5	$16.4
Accounts payable	608.2	146.8
Income taxes payable	4.9	0.2
Accrued liabilities	328.1	214.3
Total current liabilities	1,147.7	377.7
Long-term debt	3,675.2	658.7
Accrued pension liability	648.9	182.0
Deferred income taxes	1,095.2	107.1
Other liabilities	336.0	359.3
Total liabilities	6,903.0	1,684.8
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized, 240.0 shares (120.0 in 2014);
Issued and outstanding, 165.1 shares (77.4 in 2014)	165.1	77.4
Additional paid-in capital	2,236.4	788.3
Accumulated other comprehensive loss	(492.5)	(443.1)
Retained earnings	509.8	590.7
Total shareholders’ equity	2,418.8	1,013.3
Total liabilities and shareholders’ equity	$9,321.8	$2,698.1

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In millions, except per share data)

	2015	2014	2013
Sales	$2,854.4	$2,241.2	$2,515.0
Operating expenses:
Cost of goods sold	2,486.8	1,853.2	2,033.7
Selling and administration	186.5	166.2	190.0
Restructuring charges	2.7	15.7	5.5
Acquisition-related costs	123.4	4.2	—
Other operating income	45.7	1.5	0.7
Operating income	100.7	203.4	286.5
Earnings of non-consolidated affiliates	1.7	1.7	2.8
Interest expense	97.0	43.8	38.6
Interest income	1.1	1.3	0.6
Other income (expense)	0.2	0.1	(1.3)
Income from continuing operations before taxes	6.7	162.7	250.0
Income tax provision	8.1	57.7	71.4
Income (loss) from continuing operations	(1.4)	105.0	178.6
Income from discontinued operations, net	—	0.7	—
Net (loss) income	$(1.4)	$105.7	$178.6
Net (loss) income per common share:
Basic (loss) income per common share:
Income (loss) from continuing operations	$(0.01)	$1.33	$2.24
Income from discontinued operations, net	—	0.01	—
Net (loss) income	$(0.01)	$1.34	$2.24
Diluted (loss) income per common share:
Income (loss) from continuing operations	$(0.01)	$1.32	$2.21
Income from discontinued operations, net	—	0.01	—
Net (loss) income	$(0.01)	$1.33	$2.21
Average common shares outstanding:
Basic	103.4	78.6	79.9
Diluted	103.4	79.7	80.9

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31
(In millions)

	2015	2014	2013
Net (loss) income	$(1.4)	$105.7	$178.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(9.8)	(1.8)	(2.6)
Unrealized losses on derivative contracts, net	(2.7)	(5.1)	(3.8)
Pension and postretirement liability adjustments, net	(78.8)	(86.6)	(7.7)
Amortization of prior service costs and actuarial losses, net	41.9	15.5	20.3
Total other comprehensive (loss) income, net of tax	(49.4)	(78.0)	6.2
Comprehensive (loss) income	$(50.8)	$27.7	$184.8

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2013	80.2	$80.2	$856.1	$(371.3)	$433.4	$998.4
Net income	—	—	—	—	178.6	178.6
Other comprehensive income	—	—	—	6.2	—	6.2
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(64.0)	(64.0)
Common stock repurchased and retired	(1.5)	(1.5)	(34.7)	—	—	(36.2)
Common stock issued for:
Stock options exercised	0.5	0.5	9.2	—	—	9.7
Other transactions	0.2	0.2	3.0	—	—	3.2
Stock-based compensation	—	—	5.2	—	—	5.2
Balance at December 31, 2013	79.4	79.4	838.8	(365.1)	548.0	1,101.1
Net income	—	—	—	—	105.7	105.7
Other comprehensive loss	—	—	—	(78.0)	—	(78.0)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(63.0)	(63.0)
Common stock repurchased and retired	(2.5)	(2.5)	(62.3)	—	—	(64.8)
Common stock issued for:
Stock options exercised	0.5	0.5	11.6	—	—	12.1
Other transactions	—	—	(1.4)	—	—	(1.4)
Stock-based compensation	—	—	1.6	—	—	1.6
Balance at December 31, 2014	77.4	77.4	788.3	(443.1)	590.7	1,013.3
Net loss	—	—	—	—	(1.4)	(1.4)
Other comprehensive loss	—	—	—	(49.4)	—	(49.4)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(79.5)	(79.5)
Common stock issued for:
Stock options exercised	0.1	0.1	3.0	—	—	3.1
Other transactions	0.1	0.1	2.2	—	—	2.3
Business acquired in purchase transaction, net of issuance costs	87.5	87.5	1,438.0	—	—	1,525.5
Stock-based compensation	—	—	4.9	—	—	4.9
Balance at December 31, 2015	165.1	$165.1	$2,236.4	$(492.5)	$509.8	$2,418.8

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31 (In millions)

	2015	2014	2013
Operating Activities
Net (loss) income	$(1.4)	$105.7	$178.6
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(1.7)	(1.7)	(2.8)
Gain on disposition of non-consolidated affiliate	—	—	(6.5)
Gains on disposition of property, plant and equipment	(25.2)	(1.1)	(0.4)
Stock-based compensation	7.6	5.1	8.8
Depreciation and amortization	228.9	139.1	135.3
Deferred income taxes	5.6	31.0	12.4
Write-off of equipment and facility included in restructuring charges	0.5	3.3	—
Qualified pension plan contributions	(0.9)	(0.8)	(1.0)
Qualified pension plan income	(32.0)	(28.5)	(24.1)
Change in assets and liabilities:
Receivables	(115.1)	25.8	18.9
Income taxes receivable/payable	(12.6)	(27.8)	0.4
Inventories	(1.7)	(23.6)	8.6
Other current assets	(30.6)	1.7	0.7
Accounts payable and accrued liabilities	185.1	(38.5)	1.0
Other assets	37.6	5.2	1.3
Other noncurrent liabilities	(32.5)	(33.2)	(14.5)
Other operating activities	5.5	(2.5)	0.3
Net operating activities	217.1	159.2	317.0
Investing Activities
Capital expenditures	(130.9)	(71.8)	(90.8)
Business acquired and related transactions, net of cash acquired	(408.1)	—	—
Proceeds from sale/leaseback of equipment	—	—	35.8
Proceeds from disposition of property, plant and equipment	26.2	5.6	4.6
Distributions from affiliated companies, net	8.8	—	1.5
Restricted cash activity, net	—	4.2	7.7
Other investing activities	—	0.3	(2.6)
Net investing activities	(504.0)	(61.7)	(43.8)
Financing Activities
Long-term debt:
Borrowings	1,275.0	150.0	—
Repayments	(730.7)	(162.4)	(23.7)
Earn out payment - SunBelt	—	(14.8)	(17.1)
Common stock repurchased and retired	—	(64.8)	(36.2)
Stock options exercised	2.2	6.6	8.8
Excess tax benefits from stock-based compensation	0.4	1.1	1.6
Dividends paid	(79.5)	(63.0)	(64.0)
Debt and equity issuance costs	(45.2)	(1.2)	—
Net financing activities	422.2	(148.5)	(130.6)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—	—
Net increase (decrease) in cash and cash equivalents	135.2	(51.0)	142.6
Cash and cash equivalents, beginning of year	256.8	307.8	165.2
Cash and cash equivalents, end of year	$392.0	$256.8	$307.8
Cash paid for interest and income taxes:
Interest	$32.3	$36.8	$37.2
Income taxes, net of refunds	$5.3	$49.0	$61.3

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION OF BUSINESS

Olin Corporation is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  On October 5, 2015 (the Closing Date), we acquired from The Dow Chemical Company (TDCC) its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business), whose operating results are included in the accompanying financial statements since the Closing Date. For segment reporting purposes, a portion of the Acquired Business’s operating results comprise the newly created Epoxy segment with the remaining operating results combined with Olin’s Chlor Alkali Products and Chemical Distribution segments to comprise the newly created Chlor Alkali Products and Vinyls segment.

We are a manufacturer concentrated in three business segments:  Chlor Alkali Products and Vinyls, Epoxy and Winchester.  Chlor Alkali Products and Vinyls manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, trichloroethylene and vinylidene chloride, hydrochloric acid, hydrogen, bleach products and potassium hydroxide.  The Epoxy segment produces and sells a full range of epoxy materials, including allyl chloride, epichlorohydrin, liquid epoxy resins and downstream products such as converted epoxy resins and additives. The Winchester segment products include sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ACCOUNTING POLICIES

The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Olin Corporation and all majority-owned subsidiaries. Investment in our affiliates are accounted for on the equity method.  Accordingly, we include only our share of earnings or losses of these affiliates in consolidated net (loss) income.  Certain reclassifications were made to prior year amounts to conform to the 2015 presentation.

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

Other Operating Income

Other operating income consists of miscellaneous operating income items, which are related to our business activities, and (losses) gains on disposition of property, plant and equipment.

Included in other operating income were the following:

	Years Ended December 31,
	2015	2014	2013
	($ in millions)
(Losses) gains on disposition of property, plant and equipment, net	$(0.6)	$0.2	$(1.1)
Gains on dispositions of former manufacturing facilities	—	—	1.5
Gains on insurance recoveries	46.0	—	—
Gain on resolution of a contract matter	—	1.0	—
Other	0.3	0.3	0.3
Other operating income	$45.7	$1.5	$0.7

The gains on insurance recoveries in 2015 included insurance recoveries for property damage and business interruption of $42.3 million related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and $3.7 million related to the McIntosh, AL chlor alkali facility.

Other Income (Expense)

Other income (expense) consists of non-operating income items which are not related to our primary business activities.  Other income (expense) in 2013 included $7.9 million of expense for our earn out liability from the acquisition of the remaining 50% of the SunBelt Chlor Alkali Partnership, which we refer to as SunBelt. Other income (expense) in 2013 also included a gain of $6.5 million on the sale of our equity interest in a bleach joint venture.

Foreign Currency Translation

Our worldwide operations utilize the U.S. dollar (USD) or local currency as the functional currency, where applicable. For foreign entities where the USD is the functional currency, gains and losses resulting from balance sheet translations are included in selling and administration. For foreign entities where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are included in accumulated other comprehensive loss. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD using an approximation of the average rate prevailing during the period. We change the functional currency of our separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.

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

Inventories

Inventories are valued at the lower of cost or market. For U.S. inventories, inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting.  Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts).  Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

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

Property, plant and equipment are reviewed for impairment when conditions indicate that the carrying values of the assets may not be recoverable.  Such impairment conditions include an extended period of idleness or a plan of disposal.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  For our Chlor Alkali Products and Vinyls, Epoxy and Winchester segments, the lowest level for which identifiable cash flows exist is the operating facility level or an appropriate grouping of operating facilities level. The amount of impairment loss, if any, is measured by the difference between the net book value of the assets and the estimated fair value of the related assets.

Restricted Cash

Restricted cash, which is restricted as to withdrawal or usage, is classified on our consolidated balance sheet as a noncurrent asset separately from cash and cash equivalents.

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

The activity of our asset retirement obligation was as follows:

	December 31,
	2015	2014
	($ in millions)
Beginning balance	$54.4	$60.8
Accretion	3.6	3.5
Spending	(8.2)	(11.2)
Currency translation adjustments	(1.1)	(0.7)
Acquisition activity	1.7	—
Adjustments	3.1	2.0
Ending balance	$53.5	$54.4

At December 31, 2015 and 2014, our consolidated balance sheets included an asset retirement obligation of $46.2 million and $44.2 million, respectively, which were classified as other noncurrent liabilities.

In 2015, we had net adjustments that increased the asset retirement obligation by $3.1 million, which were primarily comprised of increases in estimated costs for certain assets. In 2014, we had net adjustments that increased the asset retirement obligation by $2.0 million, which were primarily due to changes in the estimated timing of payments for certain assets.

Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of foreign currency translation adjustments, pension and postretirement liability adjustments, pension and postretirement amortization of prior service costs and actuarial losses and net unrealized (losses) gains on derivative contracts.

Goodwill and Intangible Assets

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  On January 1, 2012, we adopted Accounting Standards Update (ASU) 2011-08 “Testing Goodwill for Impairment” (ASU 2011-08) which permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment level.  For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units to the extent it relates to each reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our reporting units are greater than their carrying value at December 31, 2015.  No impairment charges were recorded for 2015, 2014 or 2013.

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

The discount rate, profitability assumptions and terminal growth rate of our reporting units and the cyclical nature of the chlor alkali industry were the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflects a weighted-average cost of capital, which is calculated based on observable market data.  Some of these data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as the equity risk premium) are based upon market data over time for a peer group of companies in the chemical manufacturing or distribution industries with a market capitalization premium added, as applicable.

The discounted cash flow analysis requires estimates, assumptions and judgments about future events.  Our analysis uses our internally generated long-range plan.  Our discounted cash flow analysis uses the assumptions in our long-range plan about terminal growth rates, forecasted capital expenditures and changes in future working capital requirements to determine the implied fair value of each reporting unit.  The long-range plan reflects management judgment, supplemented by independent chemical industry analyses which provide multi-year industry operating and pricing forecasts.

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing will prove to be an accurate prediction of the future.  If our assumptions regarding future performance are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

During 2012, we adopted ASU 2012-02 “Testing Indefinite Lived Intangible Assets for Impairment” (ASU 2012-02) which permits entities to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount before performing a quantitative impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment including asset specific factors; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our indefinite-lived intangible asset is greater than its carrying amount as of December 31, 2015. No impairment of our intangible assets were recorded in 2015, 2014 or 2013.

Other Assets

Included in other assets were the following:

	December 31,
	2015	2014
	($ in millions)
Investments in non-consolidated affiliates	$25.0	$23.3
Deferred debt issuance costs	34.2	10.3
Bleach joint venture receivable	—	7.8
Income tax receivable	1.5	6.6
Interest rate swaps	—	3.5
Supply contracts	406.5	—
Other	20.3	16.4
Other assets	$487.5	$67.9

In connection with the Acquisition, Olin and TDCC have agreed to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin has made upfront payments of $433.5 million upon the Closing Date in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $410.8 million which will be amortized over the life of the contracts as ethylene is received. If the options are exercised by us, additional payments will be made to TDCC of between $230 million and $250 million on or about the fourth quarter of 2017 and between $425 million and $465 million on or about the fourth quarter of 2020, which will increase the value of the long-term asset. Amortization expense of $4.3 million was recognized within cost of goods sold in 2015 related to these supply contracts and is reflected in depreciation and amortization on the consolidated statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

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

Concentration of Credit Risk

Accounts receivable is the principal financial instrument which subjects us to a concentration of credit risk.  Credit is extended based upon the evaluation of a customer’s financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to receivables are somewhat limited due to our large number of customers, the diversity of these customers’ businesses and the geographic dispersion of such customers.  Our accounts receivable are predominantly derived from sales denominated in USD or the Euro.  We maintain an allowance for doubtful accounts based upon the expected collectibility of all trade receivables.

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

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by Accounting Standards Codification (ASC) 820 “Fair Value Measurement” (ASC 820), and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715 “Compensation-Retirement Benefits” (ASC 715).  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all domestic defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2015 and 2014, the average remaining life expectancy of the inactive participants in the defined benefit pension plan was 19 years and 18 years, respectively.

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

The fair value of each option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	2015	2014	2013
Dividend yield	2.92%	3.13%	3.44%
Risk-free interest rate	1.69%	2.13%	1.35%
Expected volatility	34%	42%	43%
Expected life (years)	6.0	7.0	7.0
Weighted-average grant fair value (per option)	$6.80	$8.34	$7.05
Weighted-average exercise price	$27.40	$25.69	$23.28
Shares granted	776,750	624,200	621,000

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 “Leases," which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 "Leases." This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which amends ASC 740 “Income Taxes” (ASC 740). This update requires deferred income tax liabilities and assets, and any related valuation allowance, to be classified as noncurrent on the balance sheet. This update simplified the current guidance requiring the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This update is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The guidance may be applied either prospectively or retrospectively, with earlier application permitted. We adopted the provisions of ASU 2015-17 as of December 31, 2015, which was applied prospectively and therefore all prior periods have not been retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement - Period Adjustments” which amends ASC 805 “Business Combinations.” This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. This update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This update should be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted. The adoption of this standard could impact our consolidated financial statements as we finalize the preliminary purchase accounting for the Acquired Business.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory,” which amends ASC 330 “Inventory.” This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This update simplifies the current guidance under which an entity must measure inventory at the lower of cost or market. This update does not impact inventory measured using LIFO. This update is effective for fiscal years beginning after December 15, 2016. This update will not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and, in August 2015, the FASB issued ASU 2015-15 “Interest - Imputation of Interest,” which both amend ASC 835-30 “Interest - Imputation of Interest.” These updates require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability while debt issuance costs related to line-of-credit arrangements will continue to be presented as an asset. These updates are effective for fiscal years beginning after December 15, 2015. These updates will require certain reclassifications on our consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which amends ASC 605 “Revenue Recognition” and creates a new topic, ASC 606 “Revenue from Contracts with Customers.” This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (ASU 2015-14), which amends ASC 606. This update defers the effective date of ASU 2014-09 for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the effect of this update on our financial statements and have not yet determined the method of initial application we will use.

ACQUISITION

On the Closing Date, Olin consummated the previously announced merger (the Merger), using a Reverse Morris Trust structure, of our wholly owned subsidiary, Blue Cube Acquisition Corp. (Merger Sub), with and into Blue Cube Spinco Inc. (Spinco), with Spinco as the surviving corporation and a wholly owned subsidiary of Olin, as contemplated by the Agreement and Plan of Merger (the Merger Agreement) dated March 26, 2015, among Olin, TDCC, Merger Sub and Spinco (collectively, the Acquisition). Pursuant to the Merger Agreement and a Separation Agreement dated March 26, 2015 between TDCC and Spinco (the Separation Agreement), prior to the Merger, (1) TDCC transferred the Acquired Business to Spinco and (2) TDCC distributed Spinco’s stock to TDCC’s shareholders by way of a split-off (the Distribution). Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement (the Transactions), the shares of Spinco common stock then outstanding were automatically converted into the right to receive approximately 87.5 million shares of Olin common stock, which were issued by Olin on the Closing Date, and represented approximately 53% of the outstanding shares of Olin common stock, together with cash in lieu of fractional shares. Olin’s pre-Merger shareholders continued to hold the remaining approximately 47% of the outstanding shares of Olin common stock. On the Closing Date, Spinco became a wholly owned subsidiary of Olin.

The following table summarizes the aggregate purchase price for the Acquired Business and related transactions, subject to certain post-closing adjustments:

October 5, 2015
(In millions, except per share data)
Shares	87.5
Value of common stock on October 2, 2015	17.46
Equity consideration by exchange of shares	$1,527.4
Cash and debt instruments received by TDCC	2,095.0
Accrual for future payments	90.2
Up-front payments under the ethylene agreements	433.5
Total cash, debt and equity consideration	$4,146.1
Long-term debt assumed	569.0
Pension liabilities assumed	447.1
Aggregate purchase price	$5,162.2

The value of the common stock was based on the closing stock price on the last trading day prior to the Closing Date.

In connection with the Acquisition, TDCC retained liabilities relating to the Acquired Business for litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

During 2015, we incurred costs in connection with the Merger and related transactions, including $76.3 million of advisory, legal, accounting, integration and other professional fees and $30.5 million of financing-related fees. In addition, $47.1 million of costs were incurred as a result of the change in control which created a mandatory acceleration of expenses under deferred compensation plans as a result of the Transactions.

For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the newly created Epoxy segment and U.S. Chlor Alkali and Vinyl and Global Chlorinated Organics (Acquired Chlor Alkali Business) operating results combined with our former Chlor Alkali Products and Chemical Distribution segments to comprise the newly created Chlor Alkali Products and Vinyls segment. The Acquired Business’s results of operations have been included in our consolidated results for the period subsequent to the Closing Date. Our results for the year ended December 31, 2015 include Epoxy sales of $429.6 million and a segment loss of $7.5 million and Chlor Alkali Products and Vinyls include sales of the Acquired Chlor Alkali Business of $373.0 million and segment income of $37.2 million.

The Transactions have been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  We are in the process of determining the fair values of the Acquired Business’s tangible and intangible assets and liabilities. Initial estimates of those fair values are included in these consolidated financial statements; however, the valuation process is not complete, and we expect that adjustments to the initial valuation will be required. The following table summarizes the preliminary allocation of the purchase price to the Acquired Business’s assets and liabilities:

October 5, 2015
($ in millions)
Total current assets	$921.7
Property, plant and equipment	3,090.8
Deferred taxes	76.8
Intangible assets	582.3
Other assets	426.5
Total assets acquired	5,098.1
Total current liabilities	357.6
Long-term debt	517.9
Accrued pension liability	447.1
Deferred tax liability	1,054.9
Other liabilities	2.0
Total liabilities assumed	2,379.5
Net identifiable assets acquired	2,718.6
Goodwill	1,427.5
Fair value of net assets acquired	$4,146.1

Included in total current assets are cash and cash equivalents of $25.4 million, inventories of $477.1 million and receivables of $418.9 million with a contracted value of $423.5 million. Included in total current liabilities are current installments of long-term debt of $51.1 million.

Based on preliminary valuations, purchase price was allocated to intangible assets as follows:

	October 5, 2015
	Weighted-Average Amortization Period (Years)	Gross Amount
		($ in millions)
Customers, customer contracts and relationships	15 Years	$490.3
Acquired technology	7 Years	85.0
Trade name	Indefinite	7.0
Total acquired intangible assets		$582.3

Based on preliminary valuations, $1,427.5 million was assigned to goodwill, none of which is deductible for tax purposes.  The primary reasons for the Acquisition and the principal factors that contributed to the Acquired Business purchase price that resulted in the recognition of goodwill are due to the providing of increased production capacity and diversification of Olin’s product portfolio, cost-saving opportunities and enhanced size and geographic presence. The cost-saving opportunities include improved operating efficiencies and asset optimization.

Goodwill recorded in the Acquisition is not amortized but will be reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

Transaction financing

Prior to the Distribution, TDCC received from Spinco distributions of cash and debt instruments of Spinco with an aggregate value of $2,095.0 million (collectively, the Cash and Debt Distribution). On the Closing Date, Spinco issued $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 (2023 Notes) and $500.0 million aggregate principal amount of 10.00% senior notes due October 15, 2025 (2025 Notes and, together with the 2023 Notes, the Notes) to TDCC. TDCC transferred the Notes to certain unaffiliated securityholders in satisfaction of existing debt obligations of TDCC held or acquired by those unaffiliated securityholders. On October 5, 2015, certain initial purchasers purchased the Notes from the unaffiliated securityholders. Interest on the Notes began accruing from October 1, 2015 and will be paid semi-annually beginning on April 15, 2016. The Notes are not redeemable at any time prior to October 15, 2020. Neither Olin nor Spinco received any proceeds from the sale of the Notes. Upon the consummation of the Transactions, Olin became guarantor of the Notes.

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility at the closing of the Merger, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility. As of the Closing Date, an additional $475.0 million was drawn by Olin under this term loan facility which was used to pay fees and expenses of the Transactions, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. Subsequent to the Closing Date, these senior credit facilities were consolidated into a single $1,850.0 million senior credit facility. This new senior credit facility will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. The term loan facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. Under the new senior credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows.

On August 25, 2015, Olin entered into a Credit Agreement (the Credit Agreement) with a syndicate of lenders and Sumitomo Mitsui Banking Corporation, as administrative agent, in connection with the Transactions. The Credit Agreement provides for a term credit facility (the Sumitomo Credit Facility) under which Olin obtained term loans in an aggregate amount of $600.0 million. On November 3, 2015, we entered into an amendment to the Sumitomo Credit Facility which increased the aggregate amount of term loans available by $200.0 million. On the Closing Date, $600.0 million of loans under the Credit Agreement were made available and borrowed upon and on November 5, 2015, $200.0 million of loans under the Credit Agreement were made available and borrowed upon. The term loans under the Sumitomo Credit Facility will mature on October 5, 2018 and will have no scheduled amortization payments. The proceeds of the Sumitomo Credit Facility were used to refinance existing Spinco indebtedness outstanding at the Closing Date, to pay fees and expenses in connection with the Transactions and for general corporate purposes. The Credit Agreement contains customary representations, warranties and affirmative and negative covenants which are substantially similar to those included in the new $1,850.0 million senior credit facility.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide $3,354.5 million of financing to Spinco to finance the amount of the Cash and Debt Distribution and to provide financing, if needed, to Olin to refinance certain of our existing debt (the Bridge Financing), in each case on the terms and conditions set forth in the commitment letters. The Bridge Financing was not drawn on to facilitate the Transactions, and the commitments for the Bridge Financing have been terminated as of the Closing Date. For the year ended December 31, 2015, we paid debt issuance costs of $30.0 million associated with the Bridge Financing, which are included in interest expense.

Other acquisition-related transactions

In connection with the Transactions, certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other services agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. Payments of approximately

$90.2 million, subject to certain post-closing adjustments, will be made related to certain acquisition related liabilities including the estimated working capital adjustment.

In addition, Olin and TDCC have agreed to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin has made upfront payments of $433.5 million upon the closing of the Merger in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $410.8 million which will be amortized over the life of the contracts as ethylene is received. If the options are exercised by us, additional payments will be made to TDCC of between $230 million and $250 million on or about the fourth quarter of 2017 and between $425 million and $465 million on or about the fourth quarter of 2020, which will increase the value of the long-term asset.

In connection with the Transactions and effective October 1, 2015, we filed a Certificate of Amendment to our Articles of Incorporation to increase the number of authorized shares of Olin common stock from 120.0 million shares to 240.0 million shares.

Pro forma financial information

The following pro forma summary reflects consolidated results of operation as if the Acquisition had occurred on January 1, 2014 (unaudited).

	Years Ended December 31,
	2015	2014
	($ in millions, except per share data)
Sales	$5,681.8	$6,948.2
Net (loss) income	(36.4)	2.4
Net (loss) income per common share:
Basic	$(0.22)	$0.01
Diluted	$(0.22)	$0.01

The pro forma financial information was prepared based on historical financial information and have been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the Transactions, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results.  The pro forma statements of income use estimates and assumptions based on information available at the time.  Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information.  The pro forma results presented do not include any anticipated synergies or other expected benefits that may be realized from the Transactions.  The pro forma information is not intended to reflect the actual results that would have occurred had the companies actually been combined during the periods presented.

The pro forma results for the years ended December 31, 2015 and 2014 primarily include recurring adjustments for re-pricing of sales, raw materials and services to/from TDCC relating to arrangements for long-term supply agreements for the sale of raw materials, including ethylene and benzene, and services pursuant to the Separation Agreement, adjustments to eliminate historical sales between the Acquired Business and Olin, additional amortization expense related to the fair value of acquired identifiable intangible assets, additional depreciation expense related to the fair value adjustment to property, plant and equipment, interest expense related to the incremental debt issued in conjunction with the Acquisition and an adjustment to tax-effect the aforementioned pro forma adjustments using an estimated aggregate statutory income tax rate of the jurisdictions to which the above adjustments relate.

In addition to the above recurring adjustments, the pro forma results for the years ended December 31, 2015 and 2014 included non-recurring adjustments of $47.0 million and $4.2 million, respectively, relating to the elimination of transaction costs incurred that are directly related to the Transactions, and do not have a continuing impact on our combined operating results. The pro forma results for the year ended December 31, 2015 also included non-recurring adjustments of $47.1 million relating to the impact of costs incurred as a result of the change in control which created a mandatory acceleration of expenses under deferred compensation plans and $24.0 million related to additional costs of goods sold related to the increase of inventory to fair value at the acquisition date related to the preliminary purchase accounting for inventory.

RESTRUCTURING CHARGES

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduced the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shut down, the plant predominantly focuses on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. In the fourth quarter of 2014, we recorded pretax restructuring charges of $10.0 million for the write-off of equipment and facility costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. For the year ended December 31, 2015, we recorded pretax restructuring charges of $2.0 million for the write-off of equipment and facility costs, lease and other contract termination costs and facility exit costs. We expect to incur additional restructuring charges through 2016 of approximately $4 million related to the shut down of this portion of the facility.

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the years ended December 31, 2014 and 2013, we recorded pretax restructuring charges of $3.8 million and $3.7 million, respectively, for employee severance and related benefit costs, employee relocation costs, facility exit costs, write-off of equipment and facility costs and lease and other contract termination costs related to these actions.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million.  Consistent with this decision in 2010, we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. We currently expect to complete this relocation in the first half of 2016.  For the years ended December 31, 2015, 2014 and 2013, we recorded pretax restructuring charges of $0.7 million, $1.9 million and $1.8 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.  We expect to incur additional restructuring charges through 2016 of approximately $1 million related to the transfer of these operations.

The following table summarizes the 2015, 2014 and 2013 activities by major component of these 2014 and 2010 restructuring actions and the remaining balances of accrued restructuring costs as of December 31, 2015:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance January 1, 2013	$13.5	$0.4	$—	$—	$—	$13.9
2013 restructuring charges (credits)	0.4	(0.4)	0.6	4.9	—	5.5
Amounts utilized	(3.7)	—	(0.6)	(4.9)	—	(9.2)
Balance at December 31, 2013	10.2	—	—	—	—	10.2
2014 restructuring charges	4.5	4.5	0.5	2.9	3.3	15.7
Amounts utilized	(3.5)	—	(0.5)	(2.9)	(3.3)	(10.2)
Balance at December 31, 2014	11.2	4.5	—	—	—	15.7
2015 restructuring charges	—	0.7	0.6	0.9	0.5	2.7
Amounts utilized	(6.0)	(2.9)	(0.6)	(0.9)	(0.5)	(10.9)
Currency translation adjustments	(0.6)	(0.2)	—	—	—	(0.8)
Balance at December 31, 2015	$4.6	$2.1	$—	$—	$—	$6.7

The following table summarizes the cumulative restructuring charges of these 2014 and 2010 restructuring actions by major component through December 31, 2015:

	Chlor Alkali Products and Vinyls		Winchester	Total
	Becancour	Mercury
	($ in millions)
Write-off of equipment and facility	$3.5	$17.8	$—	$21.3
Employee severance and job related benefits	2.7	5.6	13.1	21.4
Facility exit costs	0.6	15.6	2.2	18.4
Pension and other postretirement benefits curtailment	—	—	4.1	4.1
Employee relocation costs	—	0.9	5.3	6.2
Lease and other contract termination costs	5.2	0.7	—	5.9
Total cumulative restructuring charges	$12.0	$40.6	$24.7	$77.3

As of December 31, 2015, we have incurred cash expenditures of $37.3 million and non-cash charges of $32.5 million related to these restructuring actions.  The remaining balance of $6.7 million is expected to be paid out through 2016.

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

	Years Ended December 31,
	2015	2014	2013
	($ in millions)
Income from discontinued operations	$—	$4.6	$—
Tax provision	—	3.9	—
Income from discontinued operations, net	$—	$0.7	$—

EARNINGS PER SHARE

Basic and diluted (loss) income per share are computed by dividing net (loss) income by the weighted-average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Years ended December 31,
	2015	2014	2013
Computation of Income (loss) per Share	(In millions, except per share data)
Income (loss) from continuing operations, net	$(1.4)	$105.0	$178.6
Income from discontinued operations, net	—	0.7	—
Net (loss) income	$(1.4)	$105.7	$178.6
Basic shares	103.4	78.6	79.9
Basic (loss) income per share:
Income (loss) from continuing operations	$(0.01)	$1.33	$2.24
Income from discontinued operations, net	—	0.01	—
Net (loss) income	$(0.01)	$1.34	$2.24
Diluted shares:
Basic shares	103.4	78.6	79.9
Stock-based compensation	—	1.1	1.0
Diluted shares	103.4	79.7	80.9
Diluted (loss) income per share:
Income (loss) from continuing operations	$(0.01)	$1.32	$2.21
Income from discontinued operations, net	—	0.01	—
Net (loss) income	$(0.01)	$1.33	$2.21

The computation of dilutive shares from stock-based compensation does not include 5.2 million shares in 2015 and 0.6 million shares in both 2014 and 2013 as their effect would have been anti-dilutive.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

Allowance for doubtful accounts receivable consisted of the following:

	December 31,
	2015	2014
	($ in millions)
Beginning balance	$3.0	$3.4
Provisions charged	5.2	0.2
Write-offs, net of recoveries	(1.8)	(0.6)
Ending balance	$6.4	$3.0

At December 31, 2015 and 2014, our consolidated balance sheets included other receivables of $71.1 million and $21.2 million, respectively, which were classified as receivables, net.

INVENTORIES

	December 31,
	2015	2014
	($ in millions)
Supplies	$86.5	$39.2
Raw materials	91.5	63.3
Work in process	105.8	31.8
Finished goods	445.3	141.5
	729.1	275.8
LIFO reserves	(43.9)	(65.7)
Inventories, net	$685.2	$210.1

In conjunction with the Acquisition, we obtained inventories with a fair value of $477.1 million as of October 5, 2015. Inventories valued using the LIFO method comprised 49% and 58% of the total inventories at December 31, 2015 and 2014, respectively.  The replacement cost of our inventories would have been approximately $43.9 million and $65.7 million higher than that reported at December 31, 2015 and 2014, respectively. During 2014 the reduction in LIFO inventory quantities resulted in LIFO inventory liquidation losses of $1.5 million.

PROPERTY, PLANT AND EQUIPMENT

		December 31,
	Useful Lives	2015	2014
		($ in millions)
Land and improvements to land	10-20 Years	$280.4	$157.3
Buildings and building equipment	10-30 Years	380.4	212.1
Machinery and equipment	3-15 Years	4,665.8	1,846.1
Leasehold improvements		2.7	2.6
Construction in progress		123.5	43.6
Property, plant and equipment		5,452.8	2,261.7
Accumulated depreciation		(1,499.4)	(1,330.7)
Property, plant and equipment, net		$3,953.4	$931.0

In conjunction with the Acquisition, we obtained property, plant and equipment with a fair value of $3,090.8 million as of October 5, 2015.

The weighted-average useful life of machinery and equipment at December 31, 2015 was 12 years. Depreciation expense was $198.1 million, $124.5 million and $120.7 million for 2015, 2014 and 2013, respectively.  Interest capitalized was $1.1 million, $0.2 million and $1.1 million for 2015, 2014 and 2013, respectively.  Maintenance and repairs charged to operations amounted to $158.5 million, $125.0 million and $134.7 million in 2015, 2014 and 2013, respectively.

The consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013, included a $(7.4) million, $(0.5) million and $7.9 million, respectively, (decrease) increase to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable at December 31, 2015, 2014 and 2013.

During 2013 we entered into sale/leaseback transactions for bleach trailers and chlorine, caustic soda and bleach railcars. We received proceeds from the sales of $35.8 million for the year ended December 31, 2013.

During 2015 assets of $1.4 million were acquired under capital leases and are included in machinery and equipment as of December 31, 2015.

INVESTMENTS—AFFILIATED COMPANIES

On November 16, 2007, we purchased for cash an $11.6 million equity interest in a bleach joint venture.  As part of the investment we also entered into several commercial agreements, including agreements by which we would supply raw materials and services, and we would have marketing responsibility for bleach and caustic soda. During 2013, we sold our equity interest in the bleach joint venture which resulted in a gain of $6.5 million. As a result of the sale, as of December 31, 2015, we have recorded a receivable of $8.5 million which is included within other current assets on our consolidated balance sheet. During 2015, we received $8.8 million as a result of the sale.

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

The following table summarizes our investment in our non-consolidated equity affiliate:

	December 31,
	2015	2014
	($ in millions)
Bay Gas	$25.0	$23.3

The following table summarizes our equity earnings of non-consolidated affiliates:

	Years Ended December 31,
	2015	2014	2013
	($ in millions)
Bay Gas	$1.7	$1.7	$2.1
Bleach joint venture	—	—	0.7
Equity earnings of non-consolidated affiliates	$1.7	$1.7	$2.8

We received net distributions from our non-consolidated affiliates of zero, zero and $1.5 million for 2015, 2014 and 2013, respectively.

GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2014	$747.1	$—	$747.1
Acquisition activity	—	—	—
Balance at December 31, 2014	747.1	—	747.1
Acquisition activity	1,130.8	296.7	1,427.5
Foreign currency translation adjustment	(0.4)	(0.1)	(0.5)
Balance at December 31, 2015	$1,877.5	$296.6	$2,174.1

The increase in goodwill during 2015 was a result of the Acquisition and is based upon the preliminary valuation partially offset by the effects of foreign currency translation adjustments.

Intangible assets consisted of the following:

		December 31,
		2015			2014
	Useful Lives	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
		($ in millions)
Customers, customer contracts and relationships	(10-15 years)	$641.0	$(64.0)	$577.0	$152.9	$(41.0)	$111.9
Trade name	(indefinite)	17.9	—	17.9	10.9	—	10.9
Acquired technology	(7 years)	84.7	(2.7)	82.0	—	—	—
Other	(4-10 years)	2.3	(1.7)	0.6	2.3	(1.6)	0.7
Total intangible assets		$745.9	$(68.4)	$677.5	$166.1	$(42.6)	$123.5

In conjunction with the Acquisition, we obtained intangible assets with a fair value of $582.3 million as of October 5, 2015.

Amortization expense relating to intangible assets was $25.8 million in 2015 and $14.6 million in both 2014 and 2013.  We estimate that amortization expense will be approximately $59.3 million in 2016 and approximately $59.2 million in 2017, 2018, 2019 and 2020.  Intangible assets are reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

DEBT

Long-Term Debt

	December 31,
	2015	2014
Notes payable:	($ in millions)
Variable-rate Senior Term Loan facility, due 2020 (2.17% at December 31, 2015)	$1,350.0	$—
Variable-rate Sumitomo credit facility, due 2018 (1.77% at December 31, 2015)	800.0	—
Variable-rate Recovery Zone bonds, due 2024-2035 (1.40% and 1.31% at December 31, 2015 and 2014, respectively)	103.0	103.0
Variable-rate Go Zone bonds, due 2024 (1.40% and 1.31% at December 31, 2015 and 2014, respectively)	50.0	50.0
Variable-rate Industrial development and environmental improvement obligations, due 2025 (0.27% and 0.20% at December 31, 2015 and 2014, respectively)	2.9	2.9
Variable-rate Senior Term Loan facility, due 2019 (1.66% at December 31, 2014)	—	149.1
9.75%, due 2023	720.0	—
10.00%, due 2025	500.0	—
5.50%, due 2022	200.0	200.0
6.75%, due 2016 (includes interest rate swaps of $1.2 million and $3.7 million in 2015 and 2014, respectively)	126.2	128.7
7.23%, SunBelt Notes due 2013-2017 (includes unamortized fair value premium of $0.2 million and $0.5 million and interest rate swaps of $0.4 million and $0.8 million in 2015 and 2014, respectively)	25.0	37.8
Capital lease obligations	4.6	3.6
Total debt	3,881.7	675.1
Amounts due within one year	206.5	16.4
Total long-term debt	$3,675.2	$658.7

On the Closing Date, Spinco issued $720.0 million aggregate principal 2023 Notes and $500.0 million aggregate principal 2025 Notes to TDCC. TDCC transferred the Notes to certain unaffiliated securityholders in satisfaction of existing debt obligations of TDCC held or acquired by those unaffiliated securityholders. On October 5, 2015, certain initial purchasers purchased the Notes from the unaffiliated securityholders. Interest on the Notes began accruing from October 1, 2015 and will be paid semi-annually beginning on April 15, 2016. The Notes are not redeemable at any time prior to October 15, 2020. Neither Olin nor Spinco received any proceeds from the sale of the Notes. Upon the consummation of the Transactions, Olin became guarantor of the Notes.

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility at the closing of the Merger, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility. As of the Closing Date, an additional $475.0 million was drawn by Olin under this term loan facility which was used to pay fees and expenses of the Transactions, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. Subsequent to the Closing Date, these senior credit facilities were consolidated into a single senior credit facility. This new senior credit facility will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. At December 31, 2015, we had $489.6 million available under our $500.0 million senior revolving credit facility because we had issued $10.4 million of letters of credit under the $100.0 million subfacility. The term loan facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. Under the new senior credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2015 and 2014, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of December 31, 2015, there were no covenants or other restrictions that limited our ability to borrow.

On August 25, 2015, Olin entered into a Credit Agreement with a syndicate of lenders and Sumitomo Mitsui Banking Corporation, as administrative agent, in connection with the Transactions. Olin obtained term loans in an aggregate amount of $600.0 million under the Sumitomo Credit Facility. On November 3, 2015, we entered into an amendment to the Sumitomo Credit Facility which increased the aggregate amount of term loans available by $200.0 million. On the Closing Date, $600.0 million of loans under the Credit Agreement were made available and borrowed upon and on November 5, 2015, $200.0 million of loans under the Credit Agreement were made available and borrowed upon. The term loans under the Sumitomo Credit Facility will mature on October 5, 2018 and will have no scheduled amortization payments. The proceeds of the Sumitomo Credit Facility were used to refinance existing Spinco indebtedness outstanding at the Closing Date of $569.0 million, to pay fees and expenses in connection with the Transactions and for general corporate purposes. The Credit Agreement contains customary representations, warranties and affirmative and negative covenants which are substantially similar to those included in the new $1,850.0 million senior credit facility.

In 2015, we paid debt issuance costs of $13.3 million relating to the Notes, the Sumitomo Credit Facility and the new $1,850.0 million senior credit facility.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide $3,354.5 million of Bridge Financing, in each case on the terms and conditions set forth in the commitment letters. The Bridge Financing was not drawn on to facilitate the Acquisition and the commitments for the Bridge Financing have been terminated as of the Closing Date. For the year ended December 31, 2015, we paid debt issuance costs of $30.0 million associated with the Bridge Financing, which are included in interest expense.

In August 2014, we redeemed our $150.0 million 2019 Notes, which would have matured on August 15, 2019. We recognized interest expense of $9.5 million for the call premium ($6.7 million) and the write-off of unamortized deferred debt issuance costs ($2.1 million) and unamortized discount ($0.7 million) related to this action during 2014. On June 24, 2014, we entered into a five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. In 2015 and 2014, we repaid $2.8 million and $0.9 million, respectively, under the required quarterly installments of the $150.0 million term loan facility and, on the Closing Date of the Acquisition, the remaining $146.3 million was refinanced using the proceeds of the new senior credit facility. We recognized interest expense of $0.5 million for the write-off of unamortized deferred debt issuance costs related to this action.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In December 2015, 2014 and 2013, $12.2 million was repaid on these SunBelt Notes.

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

In January 2013, we repaid the $11.4 million 6.5% Senior Notes, which became due.

During 2015, assets of $1.4 million were acquired under capital leases with terms between 6 years and 7 years. During 2013, assets of $4.2 million were acquired under capital leases with terms of 7 years.

At December 31, 2015, we had total letters of credit of $27.6 million outstanding, of which $10.4 million were issued under our $500.0 million senior revolving credit facility.  The letters of credit are used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain Canadian pension funding requirements.

Annual maturities of long-term debt, including capital lease obligations, are $206.5 million in 2016, $80.9 million in 2017, $901.9 million in 2018, $135.7 million in 2019, $980.3 million in 2020 and a total of $1,576.4 million thereafter.

We have entered into interest rate swaps, as disclosed below, whereby we agree to pay variable and fixed rates to a counterparty who, in turn, pays us fixed and variable rates.  In all cases the underlying index for variable rates is the six-month LIBOR.  Accordingly, payments are settled every six months and the terms of the swaps are the same as the underlying debt instruments.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	December 31, 2015
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.75 - 4.75%	(a)
6.75%, due 2016	$60.0	March 2010	3.75 - 4.75%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.75 - 4.75%	(a)
6.75%, due 2016	$60.0	October 2011	3.75 - 4.75%	(a)

(a)	Actual rate is set in arrears. We project the rate will fall within the range shown.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank, N.A. (Citibank).  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2015, $1.2 million of this gain was included in current installments of long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo, N.A. (Wells Fargo) that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2015, $0.4 million of this gain was included in long-term debt.

Our loss in the event of nonperformance by these counterparties could be significant to our financial position and results of operations.  These interest rate swaps reduced interest expense by $2.8 million in 2015 and $2.9 million in both 2014 and 2013.  The difference between interest paid and interest received is included as an adjustment to interest expense.

PENSION PLANS

Most of our domestic employees participate in defined contribution pension plans.  We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) equal to an amount of between 5% and 10% of the employee’s eligible compensation.  The defined contribution pension plans expense was $18.1 million, $16.1 million and $15.4 million for 2015, 2014 and 2013, respectively.

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

Effective as of the Closing Date, we changed the approach used to measure service and interest costs for our defined benefit pension plans. Prior to the Closing Date, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Subsequent to the Closing Date, we elected to measure service and interest costs by applying the specific spot rates along the yield curve to the plans’ estimated cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

During the fourth quarter of 2014, the Society of Actuaries (SOA) issued the final report of its mortality tables and mortality improvement scales. The updated mortality data reflected increasing life expectancies in the U.S. During the third quarter of 2012, the “Moving Ahead for Progress in the 21st Century Act” (MAP-21) became law. The law changed the mechanism for determining interest rates to be used for calculating minimum defined benefit pension plan funding requirements. Interest rates are determined using an average of rates for a 25-year period, which can have the effect of increasing the annual discount rate, reducing the defined benefit pension plan obligation, and potentially reducing or eliminating the minimum annual funding requirement. The law also increased premiums paid to the PBGC. During the third quarter of 2014, the “Highway and Transportation Funding Act” (HATFA 2014) became law, which includes an extension of MAP-21’s defined benefit plan funding stabilization relief. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2016.

As of the Closing Date and as part of the Acquisition, our U.S. qualified defined benefit pension plan assumed certain U.S. qualified defined benefit pension obligations and assets related to active employees and certain terminated, vested retirees of the Acquired Business with an estimated net liability of $286.5 million, subject to certain post-closing adjustments. In connection therewith, pension assets will be transferred from TDCC’s U.S. qualified defined benefit pension plans to our U.S. qualified defined benefit pension plan. Immediately prior to the Acquisition, the Acquired Business’s participant accounts assumed in the Acquisition were closed to new participants and were no longer accruing additional benefits.

Also as of the Closing Date, we assumed certain accrued defined benefit pension liabilities relating to employees of TDCC in Germany, Switzerland and other international locations who transferred to Olin in connection with the Acquisition. The estimated net liability assumed as of the Closing Date was $160.6 million, subject to post-closing adjustments.

Pension Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	December 31, 2015			December 31, 2014
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$2,116.5	$66.3	$2,182.8	$1,916.5	$62.2	$1,978.7
Service cost	2.1	2.2	4.3	2.3	0.5	2.8
Interest cost	80.2	3.1	83.3	83.8	2.7	86.5
Actuarial (gain) loss	(45.8)	1.8	(44.0)	245.8	9.8	255.6
Benefits paid	(205.6)	(2.8)	(208.4)	(131.9)	(3.6)	(135.5)
Curtailments/settlements	12.6	0.1	12.7	—	0.2	0.2
Business combination	498.5	171.4	669.9	—	—	—
Currency translation adjustments	—	(14.7)	(14.7)	—	(5.5)	(5.5)
Benefit obligation at end of year	$2,458.5	$227.4	$2,685.9	$2,116.5	$66.3	$2,182.8

	December 31, 2015			December 31, 2014
	($ in millions)			($ in millions)
Change in Plan Assets	U.S.	Foreign	Total	U.S.	Foreign	Total
Fair value of plans’ assets at beginning of year	$1,915.4	$63.3	$1,978.7	$1,798.6	$62.1	$1,860.7
Actual return on plans’ assets	(25.4)	0.4	(25.0)	244.2	9.4	253.6
Employer contributions	77.6	1.0	78.6	4.5	0.9	5.4
Benefits paid	(205.6)	(2.8)	(208.4)	(131.9)	(3.6)	(135.5)
Business combination	212.0	10.8	222.8	—	—	—
Currency translation adjustments	—	(10.2)	(10.2)	—	(5.5)	(5.5)
Fair value of plans’ assets at end of year	$1,974.0	$62.5	$2,036.5	$1,915.4	$63.3	$1,978.7

	December 31, 2015			December 31, 2014
	($ in millions)			($ in millions)
Funded Status	U.S.	Foreign	Total	U.S.	Foreign	Total
Qualified plans	$(480.8)	$(163.5)	$(644.3)	$(137.5)	$(1.2)	$(138.7)
Non-qualified plans	(3.7)	(1.4)	(5.1)	(63.6)	(1.8)	(65.4)
Total funded status	$(484.5)	$(164.9)	$(649.4)	$(201.1)	$(3.0)	$(204.1)

Under ASC 715 we recorded a $78.8 million after-tax charge ($125.4 million pretax) to shareholders’ equity as of December 31, 2015 for our pension plans.  This charge reflected unfavorable performance on plan assets during 2015, partially offset by a 50-basis point increase in the domestic pension plans’ discount rate.  In 2014, we recorded an $84.8 million after-tax charge ($138.9 million pretax) to shareholders’ equity as of December 31, 2014 for our pension plans.  This charge reflected a 60-basis point decrease in the plans’ discount rate and the negative impact of the newly mandated mortality tables, partially offset by favorable performance on plan assets during rate.

The $44.0 million actuarial gain for 2015 was primarily due to a 50-basis point increase in the domestic pension plans’ discount rate. The $12.7 million curtailments/settlements for 2015 was primarily due to the change in control which created a mandatory acceleration of payments under the domestic non-qualified pension plan as a result of the Acquisition. The $255.6 million actuarial loss for 2014 was primarily due to a 60-basis point decrease in the plans’ discount rate and the negative impact of the newly mandated mortality tables. Our benefit obligation as of December 31, 2014 increased approximately $90.0 as a result of the newly mandated mortality tables.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2015			December 31, 2014
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Accrued benefit in current liabilities	$(0.4)	$(0.1)	$(0.5)	$(21.8)	$(0.3)	$(22.1)
Accrued benefit in noncurrent liabilities	(484.1)	(164.8)	(648.9)	(179.3)	(2.7)	(182.0)
Accumulated other comprehensive loss	714.2	26.6	740.8	654.8	23.0	677.8
Net balance sheet impact	$229.7	$(138.3)	$91.4	$453.7	$20.0	$473.7

At December 31, 2015 and 2014, the benefit obligation of non-qualified pension plans was $5.1 million and $65.4 million, respectively, and was included in the above pension benefit obligation.  There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows:  2016—$0.5 million; 2017—$0.5 million; 2018—$0.4 million; 2019—$0.5 million; and 2020—$0.6 million.  Benefit payments for the qualified plans are projected to be as follows:  2016—$135.9 million; 2017—$135.7 million; 2018—$136.5 million; 2019—$136.6 million; and 2020—$136.7 million.

	December 31,
	2015	2014
	($ in millions)
Projected benefit obligation	$2,685.9	$2,182.8
Accumulated benefit obligation	2,655.0	2,170.8
Fair value of plan assets	2,036.5	1,978.7

	Years Ended December 31,
	2015	2014	2013
Components of Net Periodic Benefit Costs (Income)	($ in millions)
Service cost	$7.8	$5.3	$6.2
Interest cost	83.3	86.5	81.1
Expected return on plans’ assets	(147.4)	(139.5)	(137.5)
Amortization of prior service cost	1.6	2.2	1.9
Recognized actuarial loss	26.2	20.3	27.8
Curtailments/settlements	47.2	0.2	—
Net periodic benefit costs (income)	$18.7	$(25.0)	$(20.5)

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$125.4	$138.9	$14.4
Amortization of prior service costs and actuarial losses	(62.4)	(22.7)	(29.7)

The $47.2 million curtailments/settlements for 2015 were due to a settlement of $47.1 million of costs incurred as a result of the change in control which created a mandatory acceleration of payments under the domestic non-qualified pension plan as a result of the Acquisition. Also, for the years ended December 31, 2015 and 2014, we recorded a curtailment charge of $0.1 million and $0.2 million, respectively, associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. These charges were included in restructuring charges.

The defined benefit pension plans’ actuarial loss that will be recognized from accumulated other comprehensive loss into net periodic benefit income in 2016 will be approximately $22 million.

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

	U.S. Pension Benefits			Foreign Pension Benefits
Weighted-Average Assumptions	2015	2014	2013	2015	2014	2013
Discount rate—periodic benefit cost	3.9%	4.5%	3.9%	2.8%	4.8%	4.2%
Expected return on assets	7.75%	7.75%	7.75%	6.0%	7.5%	7.75%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.5%	3.5%
Discount rate—benefit obligation	4.4%	3.9%	4.5%	2.7%	3.9%	4.8%

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

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income and alternative investments.  We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns, including inflation rates, by reference to external sources.  The historic rates of return on plan assets have been 7.5% for the last 5 years, 9.3% for the last 10 years and 8.0% for the last 15 years.  The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%
Absolute return strategies	8%	to	12%

Plan Assets

Our pension plan asset allocation at December 31, 2015 and 2014, by asset class was as follows:

	Percentage of Plan Assets
Asset Class	2015	2014
U.S. equities	4%	4%
Non-U.S. equities	6%	7%
Fixed income/cash	47%	52%
Acquisition plan receivable	10%	—%
Alternative investments	19%	21%
Absolute return strategies	14%	16%
Total	100%	100%

The Alternative Investments asset class includes hedge funds, real estate and private equity investments.  The Alternative Investments class is intended to help diversify risk and increase returns by utilizing a broader group of assets.

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

As of December 31, 2015, the following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities	6%	0-14
Non-U.S. equities	6%	0-14
Fixed income/cash	61%	48-80
Alternative investments	7%	0-28
Absolute return strategies	20%	10-30

We have international qualified defined benefit pension plans to which we made cash contributions of $0.9 million and $0.8 million in 2015 and 2014, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2016.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2015:

Asset Class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$36.4	$43.2	$—	$79.6
Non-U.S. equities	0.8	121.9	—	122.7
Acquisition plan receivable	—	—	212.0	212.0
Fixed income/cash
Cash	60.1	—	—	60.1
Government treasuries	—	425.6	2.0	427.6
Corporate debt instruments	0.3	301.9	12.0	314.2
Asset-backed securities	—	155.6	—	155.6
Alternative investments
Hedge fund of funds	—	—	335.6	335.6
Real estate funds	—	—	27.4	27.4
Private equity funds	—	—	18.4	18.4
Absolute return strategies	—	264.6	18.7	283.3
Total assets	$97.6	$1,312.8	$626.1	$2,036.5

The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2014:

Asset Class	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	($ in millions)
Equity securities
U.S. equities	$69.8	$12.4	$—	$82.2
Non-U.S. equities	35.4	115.5	—	150.9
Fixed income/cash
Cash	65.7	—	—	65.7
Government treasuries	—	465.6	4.3	469.9
Corporate debt instruments	0.4	329.7	9.6	339.7
Asset-backed securities	—	150.5	—	150.5
Alternative investments
Hedge fund of funds	—	—	358.8	358.8
Real estate funds	—	—	34.0	34.0
Private equity funds	—	—	17.7	17.7
Absolute return strategies	—	289.0	20.3	309.3
Total assets	$171.3	$1,362.7	$444.7	$1,978.7

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

Acquisition plan receivable—This class included pension assets which will be transferred from TDCC’s U.S. qualified defined benefit pension plan trustee to our qualified defined benefit pension plan trustee in the form of cash related to the Acquisition. This amount is subject to certain post-closing adjustments.

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

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2015:

	December 31, 2014	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, Settlements, and Other	Transfers In/(Out)	December 31, 2015
	($ in millions)
Acquisition plan receivable	$—	$—	$—	$212.0	$—	$212.0
Fixed income/cash
Government treasuries	4.3	—	(0.7)	(1.6)	—	2.0
Corporate debt instruments	9.6	0.5	(0.2)	2.1	—	12.0
Alternative investments
Hedge fund of funds	358.8	7.2	(3.4)	(27.0)	—	335.6
Real estate funds	34.0	2.4	3.7	(12.7)	—	27.4
Private equity funds	17.7	0.2	0.8	(0.3)	—	18.4
Absolute return strategies	20.3	—	(0.5)	(1.1)	—	18.7
Total level 3 assets	$444.7	$10.3	$(0.3)	$171.4	$—	$626.1

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2014:

	December 31, 2013	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, Settlements, and Other	Transfers In/(Out)	December 31, 2014
	($ in millions)
Fixed income/cash
Government treasuries	$4.5	$—	$(0.3)	$0.1	$—	$4.3
Corporate debt instruments	21.5	2.0	(1.3)	(12.6)	—	9.6
Alternative investments
Hedge fund of funds	315.9	—	17.9	25.0	—	358.8
Real estate funds	35.7	1.6	2.0	(5.3)	—	34.0
Private equity funds	17.9	—	(0.2)	—	—	17.7
Absolute return strategies	18.7	—	0.8	0.8	—	20.3
Total level 3 assets	$414.2	$3.6	$18.9	$8.0	$—	$444.7

POSTRETIREMENT BENEFITS

We provide certain postretirement healthcare (medical) and life insurance benefits for eligible active and retired domestic employees.  The healthcare plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.  We use a measurement date of December 31 for our postretirement plans.

Effective as of December 31, 2015, we changed the approach used to measure service and interest costs for our other postretirement benefits. For the year ended December 31, 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2016 for our other postretirement benefits, we elected to measure service and interest costs by applying the specific spot rates along the yield curve to the plans’ estimated cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Other Postretirement Benefits Obligations and Funded Status

Changes in the benefit obligation were as follows:

	December 31, 2015			December 31, 2014
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$58.5	$8.7	$67.2	$59.0	$8.6	$67.6
Service cost	1.1	0.1	1.2	1.0	0.1	1.1
Interest cost	2.0	0.3	2.3	2.3	0.4	2.7
Actuarial loss (gain)	(0.7)	0.7	—	2.4	0.7	3.1
Benefits paid	(7.0)	(0.3)	(7.3)	(6.2)	(0.4)	(6.6)
Currency translation adjustments	—	(1.5)	(1.5)	—	(0.7)	(0.7)
Curtailment	—	0.1	0.1	—	—	—
Benefit obligation at end of year	$53.9	$8.1	$62.0	$58.5	$8.7	$67.2

	December 31, 2015			December 31, 2014
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded status	$(53.9)	$(8.1)	$(62.0)	$(58.5)	$(8.7)	$(67.2)

Under ASC 715 we recorded an after-tax benefit of less than $0.1 million ($0.1 million pretax) to shareholders’ equity as of December 31, 2015 for our other postretirement plans.  In 2014, we recorded a $1.8 million after-tax charge ($3.1 million pretax) to shareholders’ equity as of December 31, 2014 for our other postretirement plans.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2015			December 31, 2014
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Accrued benefit in current liabilities	$(5.3)	$(0.3)	$(5.6)	$(5.2)	$(0.3)	$(5.5)
Accrued benefit in noncurrent liabilities	(48.6)	(7.8)	(56.4)	(53.3)	(8.4)	(61.7)
Accumulated other comprehensive loss	29.7	0.2	29.9	33.6	(0.4)	33.2
Net balance sheet impact	$(24.2)	$(7.9)	$(32.1)	$(24.9)	$(9.1)	$(34.0)

	Years Ended December 31,
	2015	2014	2013
Components of Net Periodic Benefit Cost	($ in millions)
Service cost	$1.2	$1.1	$1.3
Interest cost	2.3	2.7	2.6
Amortization of prior service cost	—	(0.1)	(0.1)
Recognized actuarial loss	3.1	2.9	3.7
Curtailment	0.1	—	—
Net periodic benefit cost	$6.7	$6.6	$7.5

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$(0.1)	$3.1	$(1.9)
Amortization of prior service costs and actuarial losses	(3.2)	(2.8)	(3.6)

For the year ended December 31, 2015, we recorded a curtailment charge of $0.1 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This charge was included in restructuring charges.

The other postretirement plans’ actuarial loss that will be recognized from accumulated other comprehensive loss into net periodic benefit cost in 2016 will be approximately $3 million.

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

	December 31,
Weighted-Average Assumptions	2015	2014	2013
Discount rate—periodic benefit cost	3.7%	4.3%	3.6%
Discount rate—benefit obligation	4.1%	3.7%	4.3%

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

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation.  The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2015	2014
Healthcare cost trend rate assumed for next year	8.5%	8.5%
Rate that the cost trend rate gradually declines to	5.0%	5.0%
Year that the rate reaches the ultimate rate	2022	2021

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans.  A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	($ in millions)
Effect on total of service and interest costs	$0.2	$(0.2)
Effect on postretirement benefit obligation	3.1	(2.6)

We expect to make payments of approximately $5 million for each of the next five years under the provisions of our other postretirement benefit plans.

INCOME TAXES

	Years ended December 31,
	2015	2014	2013
Components of Income from Continuing Operations Before Taxes	($ in millions)
Domestic	$(66.9)	$164.4	$222.2
Foreign	73.6	(1.7)	27.8
Income from continuing operations before taxes	$6.7	$162.7	$250.0
Components of Income Tax Provision
Current expense (benefit):
Federal	$(16.6)	$25.9	$42.1
State	1.2	1.3	9.4
Foreign	14.4	5.3	8.5
	(1.0)	32.5	60.0
Deferred expense (benefit):
Federal	$8.9	$26.9	$10.4
State	(2.4)	3.0	1.9
Foreign	2.6	(4.7)	(0.9)
	9.1	25.2	11.4
Income tax provision	$8.1	$57.7	$71.4

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income from continuing operations before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	(38.2)	2.4	2.3
Foreign rate differential	(129.8)	0.4	(0.9)
U.S. tax on foreign earnings	128.6	(0.6)	0.8
Domestic manufacturing/export tax incentive	—	(1.8)	(1.6)
Salt depletion	(38.8)	(0.5)	(0.3)
Non-deductible transaction costs	133.1	—	—
Change in valuation allowance	27.9	1.1	(2.1)
Remeasurement of deferred taxes	7.6	0.4	0.1
Change in tax contingencies	5.0	(0.3)	(3.8)
Dividends paid to CEOP	(11.1)	(0.5)	(0.3)
Return to provision	(4.2)	(0.7)	(0.1)
Research tax credit	(3.1)	—	(0.8)
Other, net	8.9	0.6	0.3
Effective tax rate	120.9%	35.5%	28.6%

The effective tax rate from continuing operations for 2015 included $8.9 million of expense associated with certain transaction costs related to the Acquisition that are not deductible for U.S. tax purposes and $8.6 million of expense associated with incremental U.S. tax on foreign earnings. These items were partially offset by $8.7 million of benefit associated with foreign earnings taxed at a lower rate than the U.S. statutory rate and $2.6 million of benefit associated with salt depletion deductions. The effective tax rate from continuing operations for 2014 included $1.2 million of benefit associated with return to provision adjustments for the finalization of our 2013 U.S. federal and state income tax returns and $0.7 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions. These items were partially offset by $0.8 million of expense associated with increases in valuation allowances on certain state tax credit balances, primarily due to a change in state tax law, and $0.6 million of expense related to the remeasurement of deferred taxes due to an increase in state effective tax rates. The effective tax rate from continuing operations for 2013 included $11.4 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions, $8.3 million of benefit associated with reductions in valuation allowances on our capital loss carryforwards and $1.9 million of benefit associated with the Research Credit, which were partially offset by $1.8 million of expense associated with changes in tax contingencies and $1.3 million of expense associated with increases in valuation allowances on certain state tax credits carryforwards.

	December 31,
Components of Deferred Tax Assets and Liabilities	2015	2014
	($ in millions)
Deferred tax assets:
Pension and postretirement benefits	$235.2	$108.0
Environmental reserves	55.3	56.5
Asset retirement obligations	21.0	22.9
Accrued liabilities	53.7	52.5
Tax credits	23.3	9.2
Federal and state net operating losses	40.1	3.3
Capital loss carryforward	4.7	4.8
Other miscellaneous items	18.5	10.0
Total deferred tax assets	451.8	267.2
Valuation allowance	(29.3)	(16.6)
Net deferred tax assets	422.5	250.6
Deferred tax liabilities:
Property, plant and equipment	875.6	174.5
Intangible amortization	138.4	14.2
Inventory and prepaids	11.6	4.5
Partnerships	101.4	97.8
Taxes on unremitted earnings	294.8	—
Total deferred tax liabilities	1,421.8	291.0
Net deferred tax liability	$(999.3)	$(40.4)

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

At December 31, 2015, we had a U.S. net operating loss carryforward (NOL) of approximately $75.9 million (representing $26.6 million of deferred tax assets), that will expire in years 2017 through 2035, if not utilized.  The utilization of $2.5 million of the deferred tax assets are limited under Section 382 of the U.S. Internal Revenue Code to $0.5 million in each year through 2020.

At December 31, 2015, we had deferred state tax benefits of $9.3 million relating to state NOLs, which are available to offset future state taxable income through 2035.

At December 31, 2015, we had deferred state tax benefits of $13.6 million relating to state tax credits, which are available to offset future state tax liabilities through 2030.

At December 31, 2015, we had a capital loss carryforward of $12.3 million (representing $4.7 million of deferred tax assets) that is available to offset future consolidated capital gains that will expire in years 2016 through 2020 if not utilized.

At December 31, 2015, we had a NOL of approximately $23.1 million (representing $4.2 million of deferred tax assets) in various foreign jurisdictions. Of these, $8.2 million (representing $1.7 million of deferred tax assets) expire in various years from 2020 to 2025. The remaining $14.9 million (representing $2.5 million of deferred tax assets) do not expire.

The activity of our deferred income tax valuation allowance was as follows:

	December 31,
	2015	2014
	($ in millions)
Beginning balance	$16.6	$13.4
Charged to income tax provision	1.8	4.1
Acquisition activity	12.3	—
Deductions from reserves - credited to income tax provision	(1.4)	(0.9)
Ending balance	$29.3	$16.6

As of December 31, 2015, we had $35.1 million of gross unrecognized tax benefits, which would have a net $33.5 million impact on the effective tax rate from continuing operations, if recognized.  As of December 31, 2014, we had $36.1 million of gross unrecognized tax benefits, which would have a net $35.0 million impact on the effective tax rate from continuing operations, if recognized.  The change for 2015 primarily relates to additional gross unrecognized benefits for prior year tax positions, as well as the settlement of ongoing audits.  The change for 2014 primarily relates to additional gross unrecognized benefits for current year and prior year tax positions, as well as the expiration of statute of limitations in domestic jurisdictions and settlement of ongoing audits. The amounts of unrecognized tax benefits were as follows:

	December 31,
	2015	2014
	($ in millions)
Beginning balance	$36.1	$34.5
Increase for current year tax positions	—	2.2
Increase for prior year tax positions	0.2	0.2
Reductions due to statute of limitations	—	(0.4)
Decrease for prior year tax positions	—	(0.3)
Decrease due to tax settlements	(1.2)	(0.1)
Ending balance	$35.1	$36.1

Income from discontinued operations, net for the year ended December 31, 2014 included $2.2 million of tax expense related to changes in tax contingencies.

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision.  As of December 31, 2015 and 2014, interest and penalties accrued were $3.4 million and $3.2 million, respectively.  For 2015, 2014 and 2013, we recorded expense (benefit) related to interest and penalties of $0.2 million, $0.4 million and $(0.5) million, respectively.

As of December 31, 2015, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $9.4 million over the next twelve months.  The anticipated reduction primarily relates to settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.

We operate globally and file income tax returns in numerous jurisdictions.  Our tax returns are subject to examination by various federal, state and local tax authorities.  Our U.S. federal income tax returns are under examination by the Internal Revenue Service (IRS) for tax years 2008 and 2010 to 2012. Our Canadian federal income tax returns are under examination by Canada Revenue Authority (CRA) for tax years 2010 and 2011. In connection with the Acquisition, TDCC retained liabilities relating to taxes to the extent arising prior to the Closing Date. We believe we have adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position. For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2008; 2010 - 2015
U.S. state income tax	2006 - 2014
Canadian federal income tax	2010 - 2014
Brazil	2014 - 2015
Germany	2015
China	2014 - 2015
The Netherlands	2014 - 2015
South Korea	2014 - 2015
Hong Kong	2015

ACCRUED LIABILITIES

Included in accrued liabilities were the following:

	December 31,
	2015	2014
	($ in millions)
Acquisition-related accruals	$90.2	$—
Accrued compensation and payroll taxes	53.4	40.4
Accrued interest	35.0	4.7
Legal and professional costs	32.0	26.3
Accrued employee benefits	24.4	41.5
Environmental (current portion only)	19.0	19.0
Asset retirement obligation (current portion only)	7.3	10.2
Other	66.8	72.2
Accrued liabilities	$328.1	$214.3

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The CEOP is a defined contribution plan available to essentially all domestic employees.  Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees amounted to $6.9 million, $5.7 million and $5.2 million in 2015, 2014 and 2013, respectively.

Employees generally become vested in the value of the contributions we make to the CEOP according to a schedule based on service.  After two years of service, participants are 25% vested.  They vest in increments of 25% for each additional year and after five years of service, they are 100% vested in the value of the contributions that we have made to their accounts.

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

	Years ended December 31,
	2015	2014	2013
	($ in millions)
Stock-based compensation	$11.5	$9.2	$13.3
Mark-to-market adjustments	(3.0)	(3.6)	4.2
Total expense	$8.5	$5.6	$17.5

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.  Stock options, restricted stock and performance shares typically vest over three years.  We issue shares to settle stock options, restricted stock and share-based performance awards.  In 2015, 2014 and 2013 long-term incentive awards included stock options, performance share awards and restricted stock.  The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

Stock option transactions were as follows:

				Exercisable
	Shares	Option Price	Weighted-Average Option Price	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2015	4,133,753	$14.28-27.64	$20.14	2,976,870	$18.50
Granted	776,750	27.40	27.40
Exercised	(147,608)	14.28-25.57	20.11
Canceled	(42,790)	23.28-27.40	25.14
Outstanding at December 31, 2015	4,720,105	$14.28-27.65	$21.29	3,371,449	$19.28

At December 31, 2015, the average exercise period for all outstanding and exercisable options was 65 months and 50 months, respectively.  At December 31, 2015, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $2.5 million and exercisable options was $2.5 million.  The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $1.3 million, $3.9 million and $4.2 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2015 was $5.3 million and was expected to be recognized over a weighted-average period of 1.3 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2015:

Range of Exercise Prices	Options Exercisable	Weighted-Average Exercise Price	Options Outstanding	Weighted-Average Exercise Price
Under $16.00	916,046	$15.05	916,046	$15.05
$16.00 – $22.00	1,870,281	19.85	1,870,281	19.85
Over $22.00	585,122	24.11	1,933,778	25.65
	3,371,449		4,720,105

At December 31, 2015, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2000 long term incentive plan	277,586	2,911
2003 long term incentive plan	389,921	10,138
2006 long term incentive plan	1,591,479	168,783
2009 long term incentive plan	2,762,161	506,610
2014 long term incentive plan	3,000,000	2,009,000
Total under stock option plans	8,021,147	2,697,442

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 stock plan for non-employee directors	572,978	567,476
Employee deferral plan	45,627	45,623
Total under stock purchase plans	618,605	613,099

(1)	All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,420,442 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral.  Non-employee directors annually receive stock grants as a portion of their director compensation.  Of the shares reserved under the stock purchase plans at December 31, 2015, 5,501 shares were committed.

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

	To Settle in Cash		To Settle in Shares
	Shares	Weighted-Average Fair Value per Share	Shares	Weighted-Average Fair Value per Share
Outstanding at January 1, 2015	290,917	$23.04	281,000	$23.46
Granted	126,000	27.40	126,000	27.40
Paid/Issued	(105,611)	23.04	(101,000)	21.92
Converted from shares to cash	2,111	24.42	(2,111)	24.42
Canceled	(1,889)	25.83	(1,889)	26.49
Outstanding at December 31, 2015	311,528	$17.48	302,000	$25.59
Total vested at December 31, 2015	201,528	$17.48	192,000	$24.81

The summary of the status of our unvested performance shares to be settled in cash were as follows:

	Shares	Weighted-Average Fair Value per Share
Unvested at January 1, 2015	87,334	$23.04
Granted	126,000	27.40
Vested	(101,445)	17.48
Canceled	(1,889)	25.83
Unvested at December 31, 2015	110,000	$17.48

At December 31, 2015, the liability recorded for performance shares to be settled in cash totaled $3.5 million.  The total unrecognized compensation cost related to unvested performance shares at December 31, 2015 was $4.9 million and was expected to be recognized over a weighted-average period of 1.2 years.

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased.  This authorization replaced the July 2011 share repurchase program. For the year ended December 31, 2015, no shares were purchased and retired. We repurchased and retired 2.5 million and 1.5 million shares in 2014 and 2013, respectively, at a cost of $64.8 million and $36.2 million, respectively.  As of December 31, 2015, we had repurchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the Merger. For a period of two years subsequent to the Closing Date of the Merger, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

During 2015, 2014 and 2013, we issued 0.1 million, 0.5 million and 0.5 million shares, respectively, with a total value of $3.1 million, $12.1 million and $9.7 million, respectively, representing stock options exercised.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2013	$2.1	$4.7	$(378.1)	$(371.3)
Unrealized losses	(2.6)	(7.7)	(12.5)	(22.8)
Reclassification adjustments into income	—	1.4	33.3	34.7
Tax benefit (provision)	—	2.5	(8.2)	(5.7)
Net change	(2.6)	(3.8)	12.6	6.2
Balance at December 31, 2013	(0.5)	0.9	(365.5)	(365.1)
Unrealized losses	(1.8)	(10.2)	(142.0)	(154.0)
Reclassification adjustments into income	—	1.8	25.5	27.3
Tax benefit	—	3.3	45.4	48.7
Net change	(1.8)	(5.1)	(71.1)	(78.0)
Balance at December 31, 2014	(2.3)	(4.2)	(436.6)	(443.1)
Unrealized losses	(15.7)	(13.9)	(125.3)	(154.9)
Reclassification adjustments into income	—	9.7	65.6	75.3
Tax benefit	5.9	1.5	22.8	30.2
Net change	(9.8)	(2.7)	(36.9)	(49.4)
Balance at December 31, 2015	$(12.1)	$(6.9)	$(473.5)	$(492.5)

Net (loss) income and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss.

Net (loss) income, cost of goods sold and selling and administration expenses included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss. This amortization is recognized equally in cost of goods sold and selling and administration expenses.

SEGMENT INFORMATION

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating income, other income (expense) and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Beginning in the fourth quarter of 2015, we modified our reportable segments due to changes in our organization resulting from the Acquisition. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the newly created Epoxy segment and the Acquired Chlor Alkali Business operating results combined with our former Chlor Alkali Products and Chemical Distribution segments comprise the newly created Chlor Alkali Products and Vinyls segment. The new reporting structure has been retrospectively applied to financial results for all periods presented. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Years ended December 31,
	2015	2014	2013
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$1,713.4	$1,502.8	$1,737.4
Epoxy	429.6	—	—
Winchester	711.4	738.4	777.6
Total sales	$2,854.4	$2,241.2	$2,515.0
Income (loss) from continuing operations before taxes:
Chlor Alkali Products and Vinyls	$115.5	$130.1	$213.5
Epoxy	(7.5)	—	—
Winchester	115.6	127.3	143.2
Corporate/Other	(40.8)	(33.9)	(62.6)
Restructuring charges	(2.7)	(15.7)	(5.5)
Acquisition-related costs	(123.4)	(4.2)	—
Other operating income	45.7	1.5	0.7
Interest expense	(97.0)	(43.8)	(38.6)
Interest income	1.1	1.3	0.6
Other income (expense)	0.2	0.1	(1.3)
Income from continuing operations before taxes	$6.7	$162.7	$250.0
Earnings of non-consolidated affiliates:
Chlor Alkali Products and Vinyls	$1.7	$1.7	$2.8
Depreciation and amortization expense:
Chlor Alkali Products and Vinyls	$186.1	$119.4	$117.5
Epoxy	20.9	—	—
Winchester	17.4	16.3	14.9
Corporate/Other	4.5	3.4	2.9
Total depreciation and amortization expense	$228.9	$139.1	$135.3
Capital spending:
Chlor Alkali Products and Vinyls	$94.5	$49.6	$68.0
Epoxy	7.7	—	—
Winchester	25.6	21.4	21.2
Corporate/Other	3.1	0.8	1.6
Total capital spending	$130.9	$71.8	$90.8

	December 31,
	2015	2014
Assets:	($ in millions)
Chlor Alkali Products and Vinyls	$6,690.7	$1,939.0
Epoxy	1,591.2	—
Winchester	411.9	361.0
Corporate/Other	628.0	398.1
Total assets	$9,321.8	$2,698.1

Investments—affiliated companies (at equity):
Chlor Alkali Products and Vinyls	$25.0	$23.3

Segment assets include only those assets which are directly identifiable to an operating segment.  Assets of the corporate/other segment include primarily such items as cash and cash equivalents, deferred taxes, restricted cash and other assets.

	Years ended December 31,
Geographic Data	2015	2014	2013
Sales:	($ in millions)
United States	$2,208.5	$2,051.4	$2,316.2
Foreign	645.9	189.8	198.8
Total sales	$2,854.4	$2,241.2	$2,515.0

	December 31,
	2015	2014
Long-lived assets:	($ in millions)
United States	$3,561.7	$889.6
Foreign	391.7	41.4
Total long-lived assets	$3,953.4	$931.0

Sales are attributed to geographic areas based on customer location and long-lived assets are attributed to geographic areas based on asset location.

ENVIRONMENTAL

As is common in our industry, we are subject to environmental laws and regulations related to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which we do business.

The establishment and implementation of national, state or provincial and local standards to regulate air, water and land quality affect substantially all of our manufacturing locations around the world.  Laws providing for regulation of the manufacture, transportation, use and disposal of hazardous and toxic substances, and remediation of contaminated sites, have imposed additional regulatory requirements on industry, particularly the chemicals industry.  In addition, implementation of environmental laws has required and will continue to require new capital expenditures and will increase plant operating costs.  We employ waste minimization and pollution prevention programs at our manufacturing sites.

In connection with the Acquisition, TDCC retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $1.8 million at December 31, 2015.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2015	2014
	($ in millions)
Beginning balance	$138.3	$144.6
Charges to income	15.7	9.6
Remedial and investigatory spending	(14.1)	(14.9)
Currency translation adjustments	(1.8)	(1.0)
Ending balance	$138.1	$138.3

At December 31, 2015 and 2014, our consolidated balance sheets included environmental liabilities of $119.1 million and $119.3 million, respectively, which were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $138.1 million included on our consolidated balance sheet at December 31, 2015 for future environmental expenditures, we currently expect to utilize $81.1 million of the reserve for future environmental expenditures over the next 5 years, $16.7 million for expenditures 6 to 10 years in the future, and $40.3 million for expenditures beyond 10 years in the future.

Our total estimated environmental liability at December 31, 2015 was attributable to 69 sites, 14 of which were USEPA NPL sites.  Nine sites accounted for 79% of our environmental liability and, of the remaining 60 sites, no one site accounted for more than 3% of our environmental liability.  At four of the nine sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At one of the nine sites, a remedial design is being developed. At one of the nine sites, part of the site is subject to a remedial investigation and another part a remedial design is being developed. At one of these nine sites, a remedial investigation is being performed.  The two remaining sites are in long-term OM&M.  All nine sites are either associated with past manufacturing operations or former waste disposal sites.  None of the nine largest sites represents more than 23% of the liabilities reserved on our consolidated balance sheet at December 31, 2015 for future environmental expenditures.

Charges to income for investigatory and remedial efforts were material to operating results in 2015, 2014 and 2013 and may be material to operating results in future years.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2015	2014	2013
	($ in millions)
Charges to income	$15.7	$9.6	$11.5
Recoveries from third parties of costs incurred and expensed in prior periods	—	(1.4)	(1.3)
Total environmental expense	$15.7	$8.2	$10.2

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $15 million to $25 million over the next several years, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays for site investigation and remediation, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2015, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $60 million in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual commitments under non-cancelable operating leases and purchase contracts as of December 31, 2015:

	Operating Leases	Purchase Commitments
	($ in millions)
2016	$73.7	$560.2
2017	60.9	506.4
2018	51.7	449.3
2019	39.5	442.1
2020	27.3	440.3
Thereafter	80.2	2,904.9
Total commitments	$333.3	$5,303.2

Our operating lease commitments are primarily for railroad cars but also include distribution, warehousing and office space and data processing and office equipment.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.  Total rent expense charged to operations amounted to $75.1 million, $66.8 million and $64.2 million in 2015, 2014 and 2013, respectively (sublease income is not significant).  The above purchase commitments include raw material, capital expenditure and utility purchasing commitments utilized in our normal course of business for our projected needs.  In connection with the Acquisition, certain additional agreements have been entered into with TDCC, including, long-term purchase agreements for raw materials. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. Key raw materials received from TDCC include ethylene, propylene and benzene.

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2015 and 2014, our consolidated balance sheets included liabilities for these legal actions of $21.2 million and $22.1 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date.

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

For the year ended December 31, 2015 we recognized insurance recoveries of $57.4 million for property damage and business interruption related to the Becancour, Canada and McIntosh, AL chlor alkali facilities. Cost of goods sold was reduced by $10.5 million and selling and administration was reduced by $0.9 million for the reimbursement of costs incurred and expensed in prior periods and other operating income included a gain of $46.0 million. The consolidated statement of cash flows for the year ended December 31, 2015 included $25.8 million for the property damage portion of the insurance recoveries within proceeds from disposition of property, plant and equipment and gains on disposition of property, plant and equipment.

For the year ended December 31, 2013, we recognized $11.0 million as a reduction of cost of goods sold related to a Chlor Alkali Products and Vinyls favorable contract settlement. Also for the year ended December 31, 2013, we recognized $13.9 million as a reduction of selling and administration expense related to the recovery of legacy legal costs.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility.  Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations.  The majority of our commodity derivatives expire within one year.  Those commodity contracts that extend beyond one year correspond with raw material purchases for long-term fixed-price sales contracts.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies. At December 31, 2015 we had outstanding forward contracts to buy foreign currency with a notional value of $21.7 million and to sell foreign currency with a notional value of $10.1 million. All of the currency derivatives expire within one year and are for USD equivalents. The counterparties to the forward contracts were large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2014, we had no forward contracts to buy or sell foreign currencies.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates.  The counterparty to these agreements is Citibank.  In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes.  We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates.  The counterparty to this agreement is also Citibank.  The result was a gain of $11.0 million on the

$125 million variable interest rate swaps, which will be recognized through 2016.  As of December 31, 2015, $1.2 million of this gain was included in current installments of long-term debt.  In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges.  The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting.  All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	December 31,
	2015	2014
	($ in millions)
Copper	$43.6	$62.7
Zinc	8.7	6.8
Lead	9.3	14.1
Natural gas	2.0	5.7

As of December 31, 2015, the counterparty to $43.3 million of these commodity forward contracts was Wells Fargo, a major financial institution, and the counterparty to $20.3 million of these commodity forward contracts was Citibank, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  At December 31, 2015, we had open positions in futures contracts through 2021.  If all open futures contracts had been settled on December 31, 2015, we would have recognized a pretax loss of $11.4 million.

If commodity prices were to remain at December 31, 2015 levels, approximately $5.0 million of deferred losses would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  We had no interest rate swaps designated as fair value hedges as of December 31, 2015 and 2014.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2015, $0.4 million of this gain was included in long-term debt.

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

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		December 31,			December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2015	2014	Balance Sheet Location	2015	2014
		($ in millions)			($ in millions)
Interest rate contracts	Other current assets	$—	$—	Current installments of long-term debt	$1.2	$—
Interest rate contracts	Other assets	—	—	Long-term debt	0.4	4.5
Commodity contracts – losses	Other current assets	—	—	Accrued liabilities	11.5	7.2
Commodity contracts – gains	Other current assets	—	—	Accrued liabilities	(0.1)	(0.1)
		$—	$—		$13.0	$11.6
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other current assets	$1.2	$—	Accrued liabilities	$—	$—
Interest rate contracts – losses	Other current assets	(0.1)	—	Accrued liabilities	—	—
Interest rate contracts – gains	Other assets	—	4.3	Other liabilities	—	—
Interest rate contracts – losses	Other assets	—	(0.8)	Other liabilities	—	—
Commodity contracts – losses	Other current assets	—	—	Accrued liabilities	0.2	1.5
Foreign exchange contracts – gains	Other current assets	0.1	—	Accrued liabilities	—	—
		$1.2	$3.5		$0.2	$1.5
Total derivatives(1)		$1.2	$3.5		$13.2	$13.1

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of Gain (Loss)
		Years Ended December 31,
	Location of Gain (Loss)	2015	2014	2013
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$(13.9)	$(10.2)	$(7.7)
Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(9.7)	$(1.8)	$(1.4)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$2.8	$2.9	$2.9
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$(2.2)	$1.4	$0.4
Foreign exchange contracts	Selling and administration	0.1	—	—
		$(2.1)	$1.4	$0.4

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the years ended December 31, 2015, 2014 and 2013.

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of December 31, 2015, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was $5.6 million. As of December 31, 2014, this threshold was not exceeded.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	($ in millions)
Interest rate swaps	$—	$1.1	$—	$1.1
Foreign exchange contracts	—	0.1	—	0.1
Liabilities
Interest rate swaps	—	1.6	—	1.6
Commodity forward contracts	—	11.6	—	11.6
Balance at December 31, 2014
Assets
Interest rate swaps	$—	$3.5	$—	$3.5
Liabilities
Interest rate swaps	—	4.5	—	4.5
Commodity forward contracts	—	8.6	—	8.6

For the year ended December 31, 2015, there were no transfers into or out of Level 1 and Level 2.

The following table summarizes the activity for our earn out liability measured at fair value using Level 3 inputs:

	December 31,
	2015	2014
	($ in millions)
Beginning balance	$—	$26.7
Settlements	—	(26.7)
Ending balance	$—	$—

Interest Rate Swaps

The fair value of the interest rate swaps was included in other current assets, current installments of long-term debt and long-term debt as of December 31, 2015.  The fair value of the interest rate swaps was included in other assets and long-term debt as of December 31, 2014.  These financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in accrued liabilities as of December 31, 2015 and 2014, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

The fair value of foreign currency contracts was classified within other current assets as of December 31, 2015, with gains and losses included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting. We had no fair value of foreign currency contracts as of December 31, 2014.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Amount recorded on balance sheets
	($ in millions)
Balance at December 31, 2015	$—	$3,826.9	$153.0	$3,979.9	$3,881.7
Balance at December 31, 2014	—	531.9	153.0	684.9	675.1

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

For the year ended December 31, 2014, we paid $26.7 million for the earn out related to the 2013 SunBelt performance. The earn out payment for 2014 included $14.8 million that was recognized as part of the original purchase price. The $14.8 million is included as a financing activity in the statement of cash flows.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014.

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

($ in millions, except per share data)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$518.0	$535.4	$533.6	$1,267.4	$2,854.4
Cost of goods sold	433.2	445.5	460.0	1,148.1	2,486.8
Net income (loss)	13.1	42.3	5.9	(62.7)	(1.4)
Net income (loss) per common share:
Basic	0.17	0.55	0.08	(0.39)	(0.01)
Diluted	0.17	0.54	0.08	(0.39)	(0.01)
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	34.34	32.56	27.18	22.13	34.34
Low	22.00	26.77	15.73	16.60	15.73

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$577.4	$570.4	$593.6	$499.8	$2,241.2
Cost of goods sold	475.4	463.6	492.3	421.9	1,853.2
Income from continuing operations	29.5	36.6	26.1	12.8	105.0
Income from discontinued operations, net	—	0.7	—	—	0.7
Net income	29.5	37.3	26.1	12.8	105.7
Basic income per common share:
Income from continuing operations	0.37	0.46	0.33	0.16	1.33
Income from discontinued operations, net	—	0.01	—	—	0.01
Net income	0.37	0.47	0.33	0.16	1.34
Diluted income per common share:
Income from continuing operations	0.37	0.46	0.33	0.16	1.32
Income from discontinued operations, net	—	0.01	—	—	0.01
Net income	0.37	0.47	0.33	0.16	1.33
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	29.18	29.28	28.08	25.97	29.28
Low	24.51	26.42	25.23	20.43	20.43

(1)	NYSE composite transactions.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Except as described below, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On October 5, 2015, we acquired from TDCC the Acquired Business. We are in the process of integrating the Acquired Business into our overall internal control over financial reporting process. In accordance with the SEC's published guidance, management’s assessment of the effectiveness of internal control over financial reporting did not include consideration of the internal controls of the Acquired Business. The Acquired Business’s financial results are included in Olin’s consolidated financial statements and constituted total assets of $6,360.3 million as of December 31, 2015 and $802.6 million of sales for the year then ended.

Management’s report on internal control over financial reporting and the related report of Olin’s independent registered public accounting firm, KPMG LLP, are included in Item 8—“Consolidated Financial Statements and Supplementary Data.”

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading ITEM 1—“PROPOSAL FOR THE ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2016 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report.  See also the list of executive officers following Item 4 in Part I of this Report.  We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, under the heading entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “CORPORATE GOVERNANCE MATTERS—What Are The Committees Of The Board?” in our Proxy Statement.  We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “MISCELLANEOUS—How can I directly nominate a director for election to the board at the 2017 annual meeting?” and “CORPORATE GOVERNANCE MATTERS—What Is Olin’s Director Nomination Process?”.

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

Item 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement under the heading “CORPORATE GOVERNANCE MATTERS—Compensation Committee Interlocks and Insider Participation,” and the information under the heading “COMPENSATION DISCUSSION AND ANALYISIS” through the information under the heading “COMPENSATION COMMITTEE REPORT,” are incorporated by reference in this Report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information concerning holdings of our common stock by certain beneficial owners contained under the heading “CERTAIN BENEFICIAL OWNERS” in our Proxy Statement, and the information concerning beneficial ownership of our common stock by our directors and officers under the heading “SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS” in our Proxy Statement by reference in this Report. We also incorporate the table entitled “Equity Compensation Plan Information” included under the heading ITEM 2—“PROPOSAL TO APPROVE THE OLIN CORPORATION 2016 LONG TERM INCENTIVE PLAN AND APPROVE THE PERFORMANCE MEASURES PURSUANT TO SECTION 162(m) OF THE INTERNAL REVENUE CODE” in our Proxy Statement by reference in this Report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information under the headings “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE MATTERS—Which Board Members Are Independent?” in our Proxy Statement by reference in this Report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate the information concerning the accounting fees and services of our independent registered public accounting firm, KPMG LLP, under the heading ITEM 4—“PROPOSAL TO RATIFY APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in our Proxy Statement by reference in this Report.

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

3.  Exhibits

See the Exhibit Index immediately prior to the exhibits which is hereby incorporated by reference.  The following exhibits, listed on the Exhibit Index, are filed with this Annual Report on Form 10-K:

Exhibit No.	Description

10(i)	Form of amendment to executive agreement between Olin Corporation and Messrs. Curley, Fischer, Greer, McIntosh, Pain and Rupp dated October 19, 2015

10(j)	Form of executive retention agreement between Olin Corporation and Messrs. Dawson, Grannum, Sampson and Varilek dated July 1, 2015

10(m)	Form of amendment to executive change in control agreement between Olin Corporation and Ms. Ennico and Messrs. Curley, Fischer, Greer, McIntosh, O’Keefe, Pain, Rupp and Slater dated October 19, 2015

10(n)	Form of executive change in control agreement between Olin Corporation and Messrs. Dawson, Grannum, Sampson and Varilek dated February 15, 2016

10(o)	Form of executive change in control agreement between Olin Corporation and Ms. Sumner dated February 15, 2016

10(p)	Amended and Restated 1997 Stock Plan for Non-employee Directors codified to reflect amendments adopted through February 26, 2016

11	Computation of Per Share Earnings (included in the Note—“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

21	List of Subsidiaries

23	Consent of KPMG LLP

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Any exhibit is available from Olin by writing to: Mr. George H. Pain, Senior Vice President, General Counsel and Secretary, Olin Corporation, 190 Carondelet Plaza, Suite 1530, Clayton, MO 63105 USA.

Shareholders may obtain information from Wells Fargo Shareowner Services, our registrar and transfer agent, who also manages our Dividend Reinvestment Plan by writing to:  Wells Fargo Shareowner Services, PO Box 64874, St. Paul, MN 55164-0854 USA, by telephone from the United States at (800) 468-9716 or outside the United States at (651) 450-4064 or via the Internet at www.shareowneronline.com, click on “contact us”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2016

OLIN CORPORATION
By:	/s/ Joseph D. Rupp
Joseph D. Rupp
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016

/s/ GRAY G. BENOIST Gray G. Benoist	Director	February 29, 2016

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 29, 2016

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 29, 2016

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 29, 2016

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 29, 2016

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	February 29, 2016

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	February 29, 2016

/s/ VINCENT J. SMITH Vincent J. Smith	Director	February 29, 2016

/s/ WILLIAM H. WEIDEMAN William H. Weideman	Director	February 29, 2016

/s/ CAROL A. WILLIAMS Carol A. Williams	Director	February 29, 2016

/s/ TODD A. SLATER Todd A. Slater	Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2016

/s/ RANDEE N. SUMNER Randee N. Sumner	Vice President and Controller (Principal Accounting Officer)	February 29, 2016

EXHIBIT INDEX

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(dd) below.

2	(a)
Merger Agreement dated as of March 26, 2015, among The Dow Chemical Company, Blue Cube Spinco Inc., Olin Corporation and Blue Cube Acquisition Corp.—Exhibit 2.1 to Olin’s Form 8-K dated March 27, 2015.*

3	(a)	Amended and Restated Articles of Incorporation of Olin Corporation as amended effective October 1, 2015—Exhibit 3.1 to Olin’s Form 10-Q for the quarter ended September 30, 2015.*
	(b)	Bylaws of Olin Corporation as amended effective February 26, 2016—Exhibit 3.1 to Olin’s Form 8-K dated February 29, 2016.*
	(c)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Olin Corporation, effective on October 1, 2015—Exhibit 3.1 to Olin’s Form 8-K dated October 5, 2015.*
4	(a)	Indenture between Olin Corporation and JPMorgan Chase Bank, N.A. dated as of June 26, 2006—Exhibit 4.1 to Olin’s Form 8-K dated June 27, 2006.*
	(b)	6.75% Senior Note Due 2016—Exhibit 4.1 to Olin’s Form 8-K dated July 28, 2006.*
	(c)	First Supplemental Indenture between Olin Corporation and JPMorgan Chase Bank, N.A. dated July 28, 2006—Exhibit 4.2 to Olin’s Form 8-K dated July 28, 2006.*
(d)
Registration Rights Agreement among Olin Corporation, Banc of America Securities LLC, Citigroup Global Markets Inc. and Wachovia Capital Markets, LLC dated July 28, 2006—Exhibit 4.3 to Olin’s Form 8-K dated July 28, 2006.*

(e)
Trust Indenture effective October 1, 2010 between The Industrial Development Authority of Washington County and U. S. Bank National Association, as trustee—Exhibit 4.1 to Olin’s Form 8-K dated October 20, 2010.*

	(f)	Loan Agreement effective October 1, 2010 between The Industrial Development Authority of Washington County and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated October 20, 2010.*
(g)
Bond Purchase Agreement dated October 14, 2010 between The Industrial Development Authority of Washington County, Olin Corporation and PNC Bank National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated October 20, 2010.*

	(h)	Trust Indenture effective December 1, 2010 between Mississippi Business Finance Corporation and U. S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K dated December 10, 2010.*
	(i)	Loan Agreement effective December 1, 2010 between Mississippi Business Finance Corporation and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated December 10, 2010.*
(j)
Bond Purchase Agreement dated December 9, 2010 between Mississippi Business Finance Corporation, Olin Corporation and PNC Bank, National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated December 10, 2010.*

(k)
Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K dated December 10, 2010.*

(l)
First Amendment dated December 27, 2010 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K dated December 30, 2010.*

(m)
Trust Indenture effective December 27, 2010 between The Industrial Development Board of the County of Bradley and the City of Cleveland, Tennessee and U. S. Bank National Association, as trustee—Exhibit 4.1 to Olin’s Form 8-K dated December 30, 2010.*

(n)
Loan Agreement effective December 27, 2010 between The Industrial Development Board of the County of Bradley and the City of Cleveland, Tennessee and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated December 30, 2010.*

(o)
Bond Purchase Agreement dated December 27, 2010 between The Industrial Development Board of the County of Bradley and the City of Cleveland, Tennessee, Olin Corporation and PNC Bank, National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated December 30, 2010.*

(p)
Forward Purchase Agreement dated April 27, 2012 by and among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent for the Lenders under the Funding Agreement—Exhibit 4.1 to Olin’s Form 8-K dated May 3, 2012.*

(q)
Second Amendment to Amended and Restated Credit and Funding Agreement dated April 27, 2012 among Olin Corporation, the Lenders, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K dated May 3, 2012.*

(r)
Second Supplemental Indenture dated as of August 9, 2012 between Olin Corporation, The Bank of New York Mellon Trust Company, N.A. and U. S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K dated August 9, 2012.*

	(s)	Third Supplemental Indenture dated as of August 22, 2012 between Olin Corporation and U. S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K dated August 22, 2012.*
	(t)	Form of 5.50% Senior Notes due 2022—Exhibit 4.2 to Olin’s Form 8-K dated August 22, 2012.*
(u)
Amended and Restated Forward Purchase Agreement dated June 23, 2014 by and among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent for the Lenders under the Funding Agreement—Exhibit 4.1 to Olin’s Form 8-K dated June 25, 2014.*

(v)
Third Amendment to Amended and Restated Credit and Funding Agreement dated June 23, 2014 among Olin Corporation, the Lenders, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K dated June 25, 2014.*

(w)
Amendment No. 4 dated as of June 23, 2015 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders, and PNC Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K dated June 29, 2015.*

(x)
Senior Notes Indenture dated October 5, 2015 between Blue Cube Spinco Inc., as issuer, and U. S. Bank National Association, as trustee, governing the 9.75% Senior Notes due 2023—Exhibit 4.1 to Olin’s Form 8-K dated October 5, 2015.*

(y)
Senior Notes Indenture dated October 5, 2015 between Blue Cube Spinco Inc., as issuer, and U. S. Bank National Association, as trustee, governing the 10.00% Senior Notes due 2025—Exhibit 4.2 to Olin’s Form 8-K dated October 5, 2015.*

(z)
First Supplemental Indenture dated October 5, 2015 between Blue Cube Spinco Inc., as issuer, and Olin Corporation, as guarantor, and U. S. Bank National Association, as trustee, governing the 9.75% Senior Notes due 2023—Exhibit 4.3 to Olin’s Form 8-K dated October 5, 2015.*

(aa)
First Supplemental Indenture dated October 5, 2015 between Blue Cube Spinco Inc., as issuer, and Olin Corporation, as guarantor, and U. S. Bank National Association, as trustee, governing the 10.00% Senior Notes due 2025—Exhibit 4.4 to Olin’s Form 8-K dated October 5, 2015.*

	(bb)	Form of 9.75% Senior Notes due 2023—Exhibit 4.5 (included in Exhibit 4.1) to Olin’s Form 8-K dated October 5, 2015.*
	(cc)	Form of 10.00% Senior Notes due 2025—Exhibit 4.6 (included in Exhibit 4.2) to Olin’s Form 8-K dated October 5, 2015.*
(dd)
Registration Rights Agreement dated October 5, 2015 relating to the 9.75% Senior Notes due 2023 and 10.00% Senior Notes due 2025 by and among Blue Cube Spinco Inc., Olin Corporation, J.P. Morgan Securities LLC and Wells Fargo Securities LLC for themselves and as representatives of other initial purchasers—Exhibit 4.7 to Olin’s Form 8-K dated October 5, 2015.*

We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

10	(a)
Employee Deferral Plan as amended and restated effective as of January 30, 2003 and as amended effective January 1, 2005—Exhibit 10(b) to Olin’s Form 10-K for 2002 and Exhibit 10(b)(1) to Olin’s Form 10-K for 2005, respectively.*

	(b)	Senior Executive Pension Plan amended and restated effective October 24, 2008—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
	(c)	Supplemental Contributing Employee Ownership Plan as amended and restated effective September 29, 2015—Exhibit 99.1 to Olin’s Form 8-K dated October 2, 2015.*
	(d)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
	(e)	Form of amendment to executive agreement between Olin Corporation and Messrs. Curley and Fischer dated November 9, 2007—Exhibit 10(g) to Olin’s Form 10-K for 2007.*
	(f)	Form of amendment to executive agreement between Olin Corporation and G. Bruce Greer, Jr. dated November 9, 2007—Exhibit 10(i) to Olin’s Form 10-K for 2007.*
	(g)	Form of executive agreement between Olin Corporation and Messrs. Rupp, McIntosh and Pain dated November 1, 2007—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
	(h)	Form of amendment to executive agreement between Olin Corporation and Messrs. Curley, Fischer, Greer, McIntosh, Pain and Rupp dated October 25, 2010—Exhibit 10.1 to Olin’s Form 10-K for 2010.*
	(i)	Form of amendment to executive agreement between Olin Corporation and Messrs. Curley, Fischer, Greer, McIntosh, Pain and Rupp dated October 19, 2015.
	(j)	Form of executive retention agreement between Olin Corporation and Messrs. Dawson, Grannum, Sampson and Varilek dated July 1, 2015.

(k)
Form of executive change in control agreement between Olin Corporation and Ms. Ennico and Messrs. Chirumbole, Greer, O’Keefe and Slater dated January 29, 2014—Exhibit 10(l) to Olin’s Form 10-K for 2013.*

(l)
Form of executive change in control agreement between Olin Corporation and Messrs. Curley, Fischer, McIntosh, Pain and Rupp dated January 29, 2014—Exhibit 10.1 to Olin’s Form 8-K dated January 30, 2014.*

(m)	Form of amendment to executive change in control agreement between Olin Corporation and Ms. Ennico and Messrs. Curley, Fischer, Greer, McIntosh, O’Keefe, Pain, Rupp and Slater dated October 19, 2015.
(n)	Form of executive change in control agreement between Olin Corporation and Messrs. Dawson, Grannum, Sampson and Varilek dated February 15, 2016.
(o)	Form of executive change in control agreement between Olin Corporation and Ms. Sumner dated February 15, 2016.
(p)	Amended and Restated 1997 Stock Plan for Non-employee Directors codified to reflect amendments adopted through February 26, 2016.
(q)	Amended and Restated Senior Management Incentive Compensation Plan, as amended and restated effective April 23, 2015—Appendix A to Olin’s Proxy Statement dated March 11, 2015.*
(r)	Description of Restricted Stock Unit Awards granted under the 2000, 2003, 2006, 2009 or 2014 Long Term Incentive Plans—Exhibit 10(p) to Olin’s Form 10-K for 2008.*
(s)	Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(t)	Amended and Restated Olin Corporation 2000 Long Term Incentive Plan codified as of January 24, 2014—Exhibit 10(r) to Olin’s Form 10-K for 2013.*
(u)	Amended and Restated Olin Corporation 2003 Long Term Incentive Plan codified as of January 24, 2014—Exhibit 10(s) to Olin’s Form 10-K for 2013.*
(v)	Amended and Restated Olin Corporation 2006 Long Term Incentive Plan codified as of January 24, 2014—Exhibit 10(t) to Olin’s Form 10-K for 2013.*
(w)	Amended and Restated Olin Corporation 2009 Long Term Incentive Plan codified as of January 24, 2014—Exhibit 10(u) to Olin’s Form 10-K for 2013.*
(x)	Olin Corporation 2014 Long Term Incentive Plan effective January 24, 2014—Exhibit 10.1 to Olin’s Form 8-K filed April 25, 2014.*
(y)	Performance Share Program codified to reflect amendments through January 23, 2015—Exhibit 10(u) to Olin’s Form 10-K for 2014.*
(z)	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10(bb) to Olin’s Form 10-K for 2007.*
(aa)	Form of Restricted Stock Unit Award Certificate—Exhibit 10(cc) to Form 10-K for 2007.*
(bb)	Form of Restricted Stock Unit Award Certificate—Exhibit 10.7 to Olin’s Form 10-Q for the quarter ended September 30, 2015.*
(cc)	Form of Performance Award and Senior Performance Award Certificates—Exhibit 10(dd) to Olin’s Form 10-K for 2007.*
(dd)	Summary of Stock Option Continuation Policy—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended March 31, 2009.*
(ee)
Olin Corporation Contributing Employee Ownership Plan Amended and Restated effective as of October 24, 2008, and as amended effective September 29, 2015—Exhibit 99.1 to Olin’s Form S-8 filed February 16, 2016.*

(ff)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
(gg)
Purchase Agreement dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc.—Exhibit 2.1 to Olin’s Form 8-K dated March 3, 2011.*

(hh)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
(ii)	Guarantee Agreement dated December 22, 1997 between Olin Corporation and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
(jj)	Subordination Agreement dated December 22, 1997 between Olin Corporation and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
(kk)	Credit Agreement dated as of April 27, 2012 among Olin Corporation, Olin Canada ULC and the banks named therein—Exhibit 10.1 to Olin’s Form 8-K dated May 3, 2012.*

(ll)
Stock Purchase Agreement dated as of July 17, 2012, by and among K. A. Steel Chemicals Inc., the stockholders of K. A. Steel Chemicals Inc. and Robert F. Steel, as the sellers’ representative—Exhibit 2.1 to Olin’s Form 8-K dated July 18, 2012.*

(mm)
Credit Agreement dated June 23, 2015 among Olin Corporation, Olin Canada ULC, the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated June 29, 2015.*

(nn)
Credit Agreement dated June 23, 2015 among Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated June 29, 2015.*

(oo)
Amendment Agreement dated June 23, 2015 among Olin, Olin Canada ULC, Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.5 to Olin’s Form 8-K dated October 5, 2015.*

	(pp)	Separation Agreement dated March 26, 2015 between The Dow Chemical Company and Blue Cube Spinco Inc.—Exhibit 10.1 to Olin’s Form 8-K dated March 27, 2015.*
(qq)
Credit Agreement dated August 25, 2015 among Olin Corporation, Olin subsidiaries, the Lenders (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated August 26, 2015.*

(rr)
Guaranty Agreement dated October 5, 2015 among Blue Cube Spinco Inc., Olin Corporation and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated October 5, 2015.*

(ss)
Borrowing Subsidiary Agreement dated October 5, 2015 among Olin Corporation, Blue Cube Spinco Inc. and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K dated October 5, 2015.*

(tt)
Guaranty Joinder dated October 5, 2015 among Olin subsidiaries, Blue Cube Spinco Inc. and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.4 to Olin’s Form 8-K dated October 5, 2015.*

(uu)
Incremental Term Loan Agreement dated November 3, 2015 among Olin Corporation, Blue Cube Spinco Inc., the Lenders (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated November 9, 2015.*

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